Form 10-Q
period 1996-04-13
GREEN MOUNTAIN COFFEE INC
filed 1996-05-28
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED APRIL 13, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM __________ TO ____________


Commission file number 1-12340


                       GREEN MOUNTAIN COFFEE, INC.
    (Exact name of small business issuer as specified in its charter)


        Delaware                                   36-3463683
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


                  33 Coffee Lane, Waterbury, Vermont 05676
                  (Address of principal executive offices)


                               (802) 244-5621
                        (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                          YES [X]    NO [ ]

As of May 28, 1996, 3,399,795 shares of common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format (check one):
                                               YES [ ]    NO [X]


                      Part I.  Financial Information
                      Item I.  Financial Statements

                        GREEN MOUNTAIN COFFEE, INC.
                        Consolidated Balance Sheet
                 (Dollars in thousands except share data)



                                         April 13, 1996     Sept. 30, 1995
                                         --------------     -------------
                                                     unaudited
ASSETS
Current assets:
   Cash and cash equivalents             $       516        $       310
   Receivables, less allowances of
     $62 at April 13, 1996 and
     $63 at September 30, 1995                 2,286              2,660
   Inventories                                 2,466              2,766
   Other current assets                          357                377
   Deferred income taxes, net                    112                115
                                         -----------         ----------

      Total current assets                     5,737              6,228

Fixed assets, net                              8,187              8,127
Other assets, net                                359                235
Deferred income taxes, net                       842                975
                                         -----------         ----------

Total assets                             $    15,125         $   15,565
                                         -----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $       840         $      618
   Current portion of obligation
      under capital lease                        106                 68
   Revolving line of credit                      485              1,720
   Accounts payable                            1,867              2,751
   Accrued payroll                               331                170
   Accrued expenses                              116                156
                                         -----------         ----------

      Total current liabilities                3,745              5,483
                                         -----------         ----------

Long-term debt                                 2,878              2,351
                                         -----------         ----------

Obligation under capital lease                   203                209
                                         -----------         ----------
Commitments

Stockholders' equity:
   Common stock, $0.10 par value:
     Authorized - 10,000,000 shares;
     issued and outstanding -
     3,399,795 shares at April 13, 1996
     and September 30, 1995                      340                340
   Additional paid-in capital                 12,421             12,421
   Accumulated deficit                        (4,462)            (5,239)
                                         -----------          ---------
   Total stockholders' equity                  8,299              7,522
                                         -----------          ---------

Total stockholders' equity               $    15,125          $  15,565
                                         -----------          ---------


     The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                       GREEN MOUNTAIN COFFEE, INC.
                  Consolidated Statement of Operations
                (Dollars in thousands except share data)
                                                Twelve weeks ended
                                         April 13, 1996     April 8, 1995
                                         --------------     -------------
                                                     (unaudited)
Net sales                                $     8,119        $     6,832
Cost of sales                                  4,874              4,432
                                         -----------        -----------

    Gross profit                               3,245              2,400

Selling and operating expenses                 2,341              2,222
General and administrative expenses              673                660
                                         -----------        -----------

    Income (loss) from operations                231               (482)

Other expense                                    (10)               (23)
Interest expense                                (106)               (92)
                                         -----------        -----------

Income (loss) before income taxes                115               (597)

Income tax benefit (expense)                     (17)               103
                                         -----------        -----------

    Net income (loss)                    $        98        $      (494)
                                         -----------        -----------

Net income (loss) per share              $       .03        $      (.15)
                                         -----------        -----------

Weighted average shares outstanding        3,428,588          3,383,485


       The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                      GREEN MOUNTAIN COFFEE, INC.
                 Consolidated Statement of Operations
               (Dollars in thousands except share data)

                                             Twenty-eight weeks ended
                                         April 13, 1996     April 8, 1995
                                         --------------     -------------
                                                    (unaudited)
Net sales                                $    20,263        $   17,764
Cost of sales                                 12,108            11,565
                                         -----------        ----------

   Gross profit                                8,155             6,199

Selling and operating expenses                 5,385             5,052
General and administrative expenses            1,599             1,348
                                         -----------        ----------

   Income (loss) from operations               1,171              (201)

Other income (expense)                           (11)                1
Interest expense                                (246)             (191)
                                         -----------        ----------

   Income (loss) before income taxes             914              (391)

Income tax benefit (expense)                    (137)               72
                                         -----------        ----------

   Net income (loss)                     $       777        $     (319)
                                         -----------        ----------

Net income (loss) per share              $       .23        $     (.09)
                                         -----------        ----------

Weighted average shares outstanding        3,427,554         3,383,485
                                         -----------        ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                       GREEN MOUNTAIN COFFEE, INC.
                  Consolidated Statement of Cash Flows
                         (Dollars in thousands)

                                            Twenty-eight weeks ended
                                         April 13, 1996       April 8, 1995
                                         --------------       -------------
                                                     (unaudited)
Cash flows from operating activities:
   Net income (loss)                     $     777            $    (319)
   Adjustments to reconcile net income
        (loss) to net cash provided by
        (used for) operating activities:
     Depreciation and amortization           1,043                  857
     Loss on disposals of fixed assets          31                   -
     Provision for doubtful accounts            59                   55
     Decrease (increase) in long-term
        deferred income taxes                  133                  (60)
      Increase in other assets                (134)                  -
      Changes in working capital:
         Receivables                           315                 (344)
         Inventories                           300                 (238)
         Other current assets                   20                  (54)
         Deferred income taxes                   3                  (10)
         Accounts payable                     (884)                 (42)
         Accrued payroll                       161                   (7)
         Accrued expenses                      (40)                 (66)
                                         ---------             --------
           Net cash provided by (used for)
              operating activities           1,784                 (228)
                                         ---------             --------
Cash flows from investing activities:
   Expenditures for fixed assets              (977)                (910)
   Proceeds from disposals of fixed assets      33                   -
                                         ---------             --------
           Net cash used for
              investing activities            (944)                (910)
                                         ---------             --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt  1,009                  286
   Repayment of long-term debt                (369)                (324)
   Net change in revolving line of credit   (1,235)               1,428
   Repayment of note payable to stockholder      -                 (416)
   Principal payments under capital lease
      obligation                               (39)                  -
                                         ---------            ---------
        Net cash provided by (used for)
           financing activities               (634)                 974
                                         ---------             --------
Net increase (decrease) in cash
   and cash equivalents                        206                 (164)

Cash and cash equivalents at
   beginning of period                         310                  553
                                         ---------             --------
Cash and cash equivalents at
   end of period                         $     516             $    389
                                         ---------             --------

     The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                        GREEN MOUNTAIN COFFEE, INC.
                Notes to Consolidated Financial Statements


1.     Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve and twenty-eight week periods ended April 13, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 1996.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-KSB for Green Mountain Coffee, Inc. for the year ended September 30, 1995.

Net income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.


2.     Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments of changes in the tax law or rates are considered. Gross deferred tax assets were $1,929,000 and $2,315,000 at April 13, 1996 and September 30, 1995, respectively, and the Company has established deferred tax asset valuation allowances of $975,000 and $1,225,000, respectively, at the same dates. The net deferred tax assets were $954,000 and $1,090,000 at April 13, 1996 and September 30, 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

For the twenty-eight weeks ended April 13, 1996, Green Mountain Coffee,
Inc. (the "Company" or "Green Mountain") derived approximately 76.9% of its net sales from its wholesale operation. Green Mountain's wholesale opera-tion sells coffee to supermarkets, restaurants, convenience stores, specialty stores, hotels, universities and business offices. The Company also operated twelve retail stores and a direct mail operation, which accounted for approx-imately 14.0% and 9.1% of net sales, respectively, during the same period.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of the Company's rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales of the Company's wholesale, retail or direct mail channels, including media and advertising expenses, a portion of the Company's rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the Company's rental expense and the salaries and related expenses of personnel not elsewhere categorized.

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 1995, which began on September 25, 1994 and ended on September 30, 1995, consisted of 53 weeks with the fiscal fourth quarter having 13 weeks instead of the normal 12 weeks.


Twelve weeks ended April 13, 1996 versus twelve weeks ended April 8, 1995

Net sales increased by $1,287,000 or 18.8% from $6,832,000 for the twelve weeks ended April 8, 1995 (the "1995 period") to $8,119,000 for the twelve weeks ended April 13, 1996 (the "1996 period"). Coffee pounds sold, excluding those sold as beverages through the Company's retail stores, increased by approximately 28% from the 1995 period to the 1996 period.
The difference between the net sales percentage increase and the coffee pounds sold percentage increase primarily reflects reductions in Green Mountain's sales prices during fiscal 1996 as a result of lower green coffee costs.

The 1995 period to 1996 period increase in net sales is attributable to the wholesale area in which net sales increased by $1,365,000 or 27.1% from $5,042,000 for the 1995 period to $6,407,000 for the 1996 period. This increase resulted primarily from the growth in the number of wholesale customer accounts.

Retail net sales increased by $6,000 or 0.6% from $1,039,000 for the 1995 period to $1,045,000 for the 1996 period despite the closing during the second quarter of fiscal 1995 of three espresso carts located at super-markets, and the closing on December 15, 1995 of an espresso cart located in Albany, New York. The three supermarket locations were converted to whole-sale supermarket accounts with pre-bagged, bulk and/or self-service coffee beverage displays. Net sales in the direct mail area decreased by $84,000, or 11.2%, from $751,000 for the 1995 period to $667,000 for the 1996 period. The decrease in direct mail sales resulted primarily from a shift in strategy whereby the Company focused its mail order solicitations on catalog customers who more regularly buy from the Company, and decreased the number of low-margin product promotions.

Green Mountain's gross profit increased by $845,000 or 35.2% from $2,400,000 for the 1995 period to $3,245,000 for the 1996 period. This increase was due primarily to an increase in sales. Gross profit increased by 4.9 percentage points as a percentage of sales from 35.1% for the 1995 period to 40.0% for the 1996 period. This increase was due primarily to the mathematical impact of lower coffee sales prices charged to customers in the 1996 period, since the majority of the green coffee cost decreases have been passed on to them.

Selling and operating expenses increased by $119,000 or 5.4% from $2,222,000 for the 1995 period to $2,341,000 for the 1996 period. However, selling and operating expenses decreased by 3.7 percentage points as a percentage of sales from 32.5% for the 1995 period to 28.8% for the 1996 period.

General and administrative expenses increased by $13,000 or 2.0% from $660,000 for the 1995 period to $673,000 for the 1996 period and decreased by
1.4 percentage points as a percentage of sales from 9.7% for the 1995 period to 8.3% for the 1996 period.

As a result of the foregoing, income from operations increased by $713,000 from a loss from operations of $(482,000) for the 1995 period to income from operations of $231,000 for the 1996 period. The income tax benefit recognized under SFAS 109 was $103,000 for the 1995 period compared to income tax expense of $17,000 for the 1996 period. Net income increased by $592,000 from a net loss of $(494,000) for the 1995 period to net income of $98,000 for the 1995 period.


Twenty-eight weeks ended April 13, 1996 versus twenty-eight weeks ended
     April 8, 1995

Net sales increased by $2,499,000 or 14.1% from $17,764,000 for the twenty-eight weeks ended April 8, 1995 (the "1995 YTD period") to $20,263,000 for the twenty-eight weeks ended April 13, 1996 (the "1996 YTD period"). Coffee pounds sold, excluding those sold as beverages through the Company's retail stores, increased by approximately 20% from the 1995 YTD period to the 1996 YTD period. The difference between the net sales percentage increase and the coffee pounds sold percentage increase primarily reflects reductions in Green Mountain's coffee sales prices during fiscal 1996 as a result of lower green coffee costs.

The 1995 YTD period to 1996 YTD period increase in net sales is attributable to the wholesale area in which net sales increased by $2,781,000 or 21.7% from $12,796,000 for the 1995 YTD period to $15,577,000 for the 1996 YTD period. The wholesale net sales increase resulted primarily from growth in the number of wholesale customer accounts.

Retail net sales decreased by $64,000 or 2.2% from $2,903,000 for the 1995 YTD period to $2,839,000 for the 1996 YTD period principally due to the closing of the four espresso carts discussed above. Net sales in the direct mail area decreased by $218,000 or 10.6% from $2,065,000 for the 1995 YTD period to $1,847,000 for the 1996 YTD period primarily due to the shift in strategy during the 1996 YTD period discussed above.

Green Mountain's gross profit increased by $1,956,000 or 31.6% from $6,199,000 for the 1995 YTD period to $8,155,000 for the 1996 YTD period. This increase was due primarily to an increase in sales. Gross profit increased by 5.3 percentage points as a percentage of sales from 34.9% for the 1995 YTD period to 40.2% for the 1996 YTD period. This increase was due primarily to the mathematical impact of lower coffee sales prices charged to customers in the 1996 YTD period since the majority of the green coffee cost decreases have been passed on to them.

Selling and operating expenses increased by $333,000 or 6.6% from $5,052,000 for the 1995 YTD period to $5,385,000 for the 1996 YTD period. However, selling and operating expenses decreased by 1.8 percentage points as a percentage of sales from 28.4% for the 1995 YTD period to 26.6% for the 1996 YTD period.

General and administrative expenses increased by $251,000 or 18.6% from $1,348,000 for the 1995 YTD period to $1,599,000 for the 1996 YTD period and increased by .3 percentage points as a percentage of sales from 7.6% for the 1995 YTD period to 7.9% for the 1996 YTD period. General and administrative expenses incurred by the Company during the first quarter of fiscal 1995 reflect the effect of certain cost containment measures in place at that time. Even with the 1995 YTD period to 1996 YTD period increase in general and administrative expenses as a percentage of sales, the Company does not currently anticipate that full-year general and administrative expenses as a percentage of sales will increase significantly, if at all, over the fiscal 1995 level of 7.6%.

As a result of the foregoing, income from operations increased by $1,372,000 from a net loss of $(201,000) for the 1995 YTD period to income from operations of $1,171,000 for the 1996 YTD period. The income tax benefit recognized under SFAS 109 was $72,000 for the 1995 YTD period compared to income tax expense of $137,000 for the 1996 YTD period. Net income increased by $1,096,000 from a net loss of $(319,000) for the 1995 YTD period to $777,000 in the 1996 YTD period.


Liquidity and Capital Resources

The Company had working capital of $1,992,000 and $745,000 at April 13, 1996 and September 30, 1995, respectively. The Company had net cash provided by operating activities of $1,784,000 in the 1996 YTD period and net cash used for operating activities of $(228,000) in the 1995 YTD period, a $2,012,000 improvement. The net cash provided by operating activities in the 1996 YTD period resulted primarily from the Company's improved profitability during the period.

The Company had net cash used for financing activities of $(634,000) in the 1996 YTD period, and net cash provided by financing activities of $974,000 in the 1995 period.

The combined net cash provided by operating and financing activities was used primarily to fund expenditures for fixed assets. During the 1996 YTD period, Green Mountain had capital expenditures of $977,000 (net of $180,000 financed directly by a capital lease and long-term debt), including $396,000 for equipment on loan to wholesale customers. During the 1995 YTD period, Green Mountain had capital expenditures of $910,000, including $413,000 for equipment on loan to wholesale customers.

On April 12, 1996, the Company amended its credit facility with Fleet
Bank-NH (Fleet). Under the revised facility, Green Mountain can borrow up to $1,500,000 under a five-year term promissory note to be repaid in equal principal installments. The Company drew down $1,000,000 against such note on April 12, 1996 and expects to draw down the remaining $500,000 upon meeting certain financial covenants following the end of the Company's third fiscal quarter. The interest rate on all term debt under the credit facility was reduced to the lesser of the Fleet base rate (8.25% at April 13, 1996) plus 25 basis points or 275 basis points above the LIBOR rate for maturities of up to one year.

The rate on the Company's revolving line of credit under the Fleet credit facility was also reduced to the lesser of the Fleet base rate or 250 basis points above the LIBOR rate for maturities of up to one year. The term of the revolving line of credit was also extended by one year to February 28, 1998. The outstanding balance on the revolving line of credit at April 13, 1996 was $485,000 with a total availability under the amended borrowing base formula of $2,656,000.

The average cost of the high-quality arabica coffees the Company purchases decreased during the 1996 period when compared to the 1995 period and the Company's overall gross profit margin has improved. The Company has begun to pass such savings on to its customers through price reductions, and such price reductions are likely to negatively impact the Company's year-to-year percentage net sales growth rate.

The Company believes that the cost of green coffee will continue to be volatile throughout the remainder of fiscal 1996, but expects that its average cost of green coffee in fiscal 1996 will be less than that experienced in fiscal 1995, although there can be no assurance that this will be the case. The Company believes that increases in the cost of green coffee can generally be passed on to customers or absorbed through more efficient operations, although there can be no assurance that the Company will be successful in doing so. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory.

To date, Green Mountain has not encountered any problems with the availability of the green coffees the Company purchases. The Company believes that there are adequate sources of supply of top-quality green arabica coffee beans to meet its needs plans for the foreseeable future. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 70 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee, of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line.

The Company had net deferred tax assets of $954,000 at April 13, 1996.
The Company had been profitable in each of the three fiscal years ended September 26, 1992, the fifteen month period ended September 30, 1989 and the fiscal year ended June 30, 1988. In fiscal 1993 and fiscal 1994, the Company made investments in production and distribution capacity and personnel and marketing expenditures in order to position itself for accelerated growth and the Company reported net losses for those years.
More than half the net loss for fiscal 1993 was attributable to a one-time, non-cash charge to compensation expense of $1.3 million resulting from factors related to its initial public offering. The Company was profitable in the fourth quarter of fiscal 1994, the first and fourth quarters of fiscal 1995, and the first and second quarters of fiscal 1996, and reduced its full-year net loss by 90.8% from $2,358,000 in fiscal 1994 to $218,000 in fiscal 1995. Accordingly, management believes that the net deferred tax assets are realizable.

The Company operated at approximately 50-60% of production capacity during the 1996 period. The Company added five sales people to the greater Boston and Florida geographic markets during the 1996 period, increasing the number of people in the Company's direct sales force from fifteen to twenty. This is the first increase in the size of the sales force since fiscal 1994, and management intends to continue building the Company's sales force during the balance of the fiscal year.

Total currently planned capital expenditures in fiscal 1996 are approx-imately $2,400,000, primarily to fund equipment for loan to wholesale customers, production equipment and computer hardware and software. However, the Company is constantly reviewing its capital expenditure needs and the actual amount may increase or decrease. The Company expects that cash requirements for fiscal 1996 will be satisfied by net cash provided by operating activities and bank and other borrowings. The Company presently does not anticipate that it will seek additional funds from public or private convertible debt or equity sources in fiscal 1996.


Seasonality

Historically, the Company has experienced lower net sales levels in its second fiscal quarter following high holiday-related levels in its first fiscal quarter, especially in its retail and direct mail operations, resulting in less favorable operating results during the second fiscal quarter. In addition, quarterly results may be affected by a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

                       Part II.   Other Information


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.2 (y) Seventh Amendment and First Restatement of Commercial Loan Agreement, dated April 12, 1996 among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank-NH, as lender.

               10.2 (z) Term Promissory Note, dated April 12, 1996, from Green Mountain Coffee Roasters, Inc. to Fleet Bank-NH.

               10.2 (aa)  Note Modification Agreement, dated April 12, 1996, to modify Term Promissory Note dated August 11, 1993, from Green Mountain Coffee Roasters, Inc.
                          to Fleet Bank-NH.

               10.10 (g)  First Restatement of Security Agreement, dated
                          April 12, 1996, between Green Mountain Coffee Roasters, Inc. and Fleet Bank-NH.


               11 Computation of net income (loss) per share of Common Stock.

               27         Financial Data Schedule.


          (b) No reports on Form 8-K were filed during the twelve weeks ended April 13, 1996.

                  Excludes Exhibits Filed With This 10-QSB

               To obtain copies of exhibits, please contact:
                        Green Mountain Coffee, Inc.
                       Investor Relations Department
                               33 Coffee Lane
                            Waterbury, VT 05676
                              (802) 244-5621

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   GREEN MOUNTAIN COFFEE, INC.
Date:  May 28, 1996                By:  /s/ Robert P. Stiller
       --------------                   ----------------------------
                                        Robert P. Stiller, President
                                        and Chief Executive Officer

Date:  May 28, 1996                By:  /s/  Robert D. Britt
       --------------                   -----------------------------
                                        Robert D. Britt, Treasurer,
                                        Secretary and Chief
                                        Financial Officer