Form 10QSB
period 1996-07-06
GREEN MOUNTAIN COFFEE INC
filed 1996-08-07
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 6, 1996

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

As of August 6, 1996, 3,399,795 shares of common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format (check one):
                                                    YES  [  ]    NO  [X]

                     Part I.  Financial Information
                     Item I.  Financial Statements

                       Green Mountain Coffee, Inc.
                       Consolidated Balance Sheet
                (Dollars in thousands except share data)

                                             July 6, 1996       Sept. 30, 1995
                                             ____________       ______________
ASSETS                                       (unaudited)
Current assets:
  Cash and cash equivalents                  $      496           $      310
  Receivables, less allowances of
    $80 at July 6, 1996 and
    $63 at Sept. 30, 1995                         2,259                2,660
  Inventories                                     2,673                2,766
  Other current assets                              434                  377
  Deferred income taxes, net                         71                  115
                                             ----------           ----------
     Total current assets                         5,933                6,228

Fixed assets, net                                 8,455                8,127
Other assets, net                                   358                  235
Deferred income taxes, net                          856                  975
                                             ----------           ----------
Total assets                                 $   15,602           $   15,565


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt         $      839           $      618
   Current portion of obligation under
      capital lease                                 110                   68
   Revolving line of credit                         325                1,720
   Accounts payable                               2,440                2,751
   Accrued payroll                                  353                  170
   Accrued expenses                                 231                  156
                                             ----------           ----------
      Total current liabilities                   4,298                5,483
                                             ----------           ----------
Long-term debt                                    2,682                2,351
                                             ----------           ----------
Obligation under capital lease                      174                  209
                                             ----------           ----------
Commitments

Stockholders' equity:
   Common stock, $0.10 par value:
   Authorized - 10,000,000 shares;
     issued and outstanding-
     3,399,795 shares at July 6, 1996
     and September 30, 1995                         340                  340
   Additional paid-in capital                    12,421               12,421
   Accumulated deficit                           (4,313)              (5,239)
                                             ----------           ----------
   Total stockholders' equity                     8,448                7,522

Total liabilities and
stockholders equity                          $   15,602           $   15,565
                                             ----------           ----------


     The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                       Green Mountain Coffee, Inc.
                  Consolidated Statement of Operations
                (Dollars in thousands except share data)

                                                    Twelve weeks ended
                                               July 6, 1996       July 1, 1995
                                               ------------       ------------
                                                         (unaudited)
Net sales                                      $    8,617          $    7,459
Cost of sales                                       5,121               4,829
                                               ----------          ----------
    Gross profit                                    3,496               2,630

Selling and operating expenses                      2,503               2,135
General and administrative expenses                   735                 571
                                               ----------          ----------
    Income (loss) from operations                     258                 (76)

Other income (expense)                                  6                  (3)
Interest expense                                      (89)               (107)
                                               ----------          ----------
    Income (loss) before income taxes                 175                (186)

Income tax benefit (expense)                          (26)                 55
                                               ----------          ----------
    Net income (loss)                          $      149          $     (131)
                                               ----------          ----------
Net income (loss) per share                    $      .04          $     (.04)
                                               ----------          ----------
Weighted average shares outstanding             3,427,682           3,383,485
                                               ----------          ----------


     The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                       Green Mountain Coffee, Inc.
                  Consolidated Statement of Operations
                (Dollars in thousands except share data)

                                                   Forty weeks ended
                                             July 6, 1996        July 1, 1995
                                             ------------        ------------
                                                      (unaudited)
Net sales                                    $   28,880           $   25,223
Cost of sales                                    17,229               16,394
                                             ----------           ----------
   Gross profit                                  11,651                8,829

Selling and operating expenses                    7,888                7,187
General and administrative expenses               2,334                1,919
                                             ----------           ----------
   Income (loss) from operations                  1,429                 (277)

Other expense                                        (5)                  (2)
Interest expense                                   (335)                (298)
                                             ----------           ----------
   Income (loss) before income taxes              1,089                 (577)

Income tax benefit (expense)                       (163)                 127
                                             ----------           ----------
   Net income (loss)                         $      926           $     (450)
                                             ----------           ----------
Net income (loss) per share                  $     0.27           $    (0.13)
                                             ----------           ----------
Weighted average shares outstanding           3,427,592            3,383,485
                                             ----------           ----------

       The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                       Green Mountain Coffee, Inc.
                  Consolidated Statement of Cash Flows
                         (Dollars in thousands)

                                                     Forty weeks ended
                                               July 6, 1996      July 1, 1995
                                               ------------      ------------
                                                         (unaudited)
Cash flows from operating activities:
   Net income (loss)                            $     926         $     (450)
   Adjustments to reconcile net
     income (loss) to net cash
     provided by (used for)
     operating activities:
   Depreciation and amortization                    1,517              1,227
   Loss on disposals of fixed assets                   28                 14
   Provision for doubtful accounts                    106                 83
   Decrease (increase) in long-term
     deferred income taxes                            119                (72)
   Increase in other assets                          (138)                (2)
   Changes in working capital:
       Receivables                                    295               (803)
       Inventories                                     93               (197)
       Other current assets                           (57)              (286)
       Deferred income taxes                           44                (36)
       Accounts payable                              (311)               451
       Accrued payroll                                183                  2
       Accrued expenses                                75                (44)
                                               ----------         ----------
         Net cash provided by (used for)
           operating activities:                    2,880               (113)
                                               ----------         ----------
Cash flows from investing activities:
   Expenditures for fixed assets                   (1,730)            (1,193)
   Proceeds from disposals of fixed assets             52                 -
                                               ----------         ----------
         Net cash used for investing
           activities:                             (1,678)            (1,193)
                                               ----------         ----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt         1,009                286
   Repayment of long-term debt                       (566)              (460)
   Net change in revolving line of credit          (1,395)             1,704
   Repayment of note payable to stockholder            -                (416)
   Principal payments under capital lease
      obligation                                      (64)                -

           Net cash provided by (used for)
              financing activities                 (1,016)             1,114
                                               ----------         ----------
Net increase (decrease) in cash and
   cash equivalents                                   186               (192)
Cash and cash equivalents at beginning
   of period                                          310                553
                                               ----------         ----------
Cash and cash equivalents at end of period     $      496                361
                                               ----------         ----------

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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve and forty-week periods ended July 6, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 1996.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-KSB for Green Mountain Coffee, Inc. for the year ended September 30, 1995.

Net income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.


2.     Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments of changes in the tax law or rates are considered. Gross deferred tax assets were $1,871,000 and $2,315,000 at July 6, 1996 and September 30, 1995, respectively, and the Company has established deferred tax asset valuation allowances of $944,000 and $1,225,000, respectively, at the same dates. The net deferred tax assets were $927,000 and $1,090,000 at July 6, 1996 and September 30, 1995,
respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General
- - -------
For the forty weeks ended July 6, 1996, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 78.2% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company also operated twelve retail stores and a direct mail operation, which accounted for approximately 13.4% and 8.4% of net sales, respectively, during the same period.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of the Company's rental expense, the salaries and related expenses of production, distribution and delivery personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales of the Company's wholesale, retail or direct mail channels, including marketing and advertising expenses, a portion of the Company's rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the Company's rental expense and the salaries and related expenses of personnel not elsewhere categorized.

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

This document may include forward-looking statements about the Company's revenues and earnings and future plans and objectives. Any such statements are subject to risks and uncertainties that could cause the actual results to vary materially. These risks include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, economic conditions, competition, weather and special or unusual events.


Twelve weeks ended July 6, 1996 versus twelve weeks ended July 1, 1995
- - ----------------------------------------------------------------------
Net sales increased by $1,158,000 or 15.5% from $7,459,000 for the twelve weeks ended July 1, 1995 (the "1995 period") to $8,617,000 for the twelve weeks ended July 6, 1996 (the "1996 period"). Coffee pounds sold, excluding those sold as beverages through the Company's retail stores, increased by approximately 24% from the 1995 period to the 1996 period. The difference between the net sales percentage increase and the coffee pounds sold percentage increase primarily reflects reductions in Green Mountain's coffee sales prices during fiscal 1996 as a result of lower green coffee costs.

The 1995 period to 1996 period increase in net sales is attributable to the wholesale area in which net sales increased by $1,244,000 or 21.6% from $5,753,000 for the 1995 period to $6,997,000 for the 1996 period. This increase resulted primarily from the year-over-year growth in the number of wholesale customer accounts.

Retail net sales increased by $6,000 or 0.6% from $1,029,000 for the 1995 period to $1,035,000 for the 1996 period. This increase was achieved despite the closing on December 15, 1995 of an espresso cart located in Albany, New York. Net sales in the direct mail area decreased by $92,000 or 13.6% from $677,000 for the 1995 period to $585,000 for the 1996 period. The decrease in direct mail sales resulted primarily from a shift in strategy whereby the Company focused its mail order solicitations on catalog customers who more regularly buy from the Company, and decreased the number of low-margin product promotions.

Green Mountain's gross profit increased by $866,000 or 32.9% from $2,630,000 for the 1995 period to $3,496,000 for the 1996 period. This increase was due primarily to an increase in sales. Gross profit increased by 5.3 percentage points as a percentage of sales from 35.3% for the 1995 period to 40.6% for the 1996 period. This increase was due primarily to the impact of lower green coffee costs.

Selling and operating expenses increased by $368,000 or 17.2% from $2,135,000 for the 1995 period to $2,503,000 for the 1996 period and increased by .4 percentage points as a percentage of sales from 28.6% for the 1995 period to 29.0% for the 1996 period. The increase in selling and operating expense includes approximately $161,000 in expenses related to the addition in fiscal 1996 of a national supermarket sales manager and eight people to the Company's direct sales force in the Boston, Connecticut and Florida markets, as well as the addition of an advertising manager and designer to the Company's corporate marketing department. Management believes that without these investments in future growth, selling and operating expenses as a percentage of sales would be decreased 1.4 percentage points instead of increasing .4 percentage points.

General and administrative expenses increased by $164,000 or 28.7% from $571,000 for the 1995 period to $735,000 for the 1996 period and increased by
 .8 percentage points as a percentage of sales from 7.7% for the 1995 period to 8.5% for the 1996 period. General and administrative expense increases for the 1996 period reflect the addition of a new trainer to the Company's human resources department and increased external training materials and course expenses of approximately $34,000; increased investor relations-related expenses of approximately $22,000; and increased computer software upgrades, supplies and software maintenance contract expenses of approximately $19,000.

As a result of the foregoing, income from operations increased by $334,000 from a loss from operations of $76,000 for the 1995 period to income from operations of $258,000 for the 1996 period. The income tax benefit recognized under SFAS 109 was $55,000 for the 1995 period compared to income tax expense of $26,000 for the 1996 period. Net income increased by $280,000 from a net loss of $131,000 for the 1995 period to net income of $149,000 for the 1996 period.


Forty weeks ended July 6, 1996 versus forty weeks ended July 1, 1995
- - --------------------------------------------------------------------
Net sales increased by $3,657,000 or 14.5% from $25,223,000 for the forty weeks ended July 1, 1995 (the "1995 YTD period") to $28,880,000 for the forty weeks ended July 6, 1996 (the "1996 YTD period"). Coffee pounds sold, excluding those sold as beverages through the Company's retail stores, increased by approximately 21% from the 1995 YTD period to the 1996 YTD period. The difference between the net sales percentage increase and the coffee pounds sold percentage increase primarily reflects reductions in Green Mountain's coffee sales prices during fiscal 1996 as a result of lower green coffee costs.

The 1995 YTD period to 1996 YTD period increase in net sales is attributable to the wholesale area in which net sales increased by $4,025,000 or 21.7% from $18,549,000 for the 1995 YTD period to $22,574,000 for the 1996 YTD period. The wholesale net sales increase resulted primarily from the year-over-year growth in the number of wholesale customer accounts.

Retail net sales decreased by $58,000 or 1.5% from $3,932,000 for the 1995 YTD period to $3,874,000 for the 1996 YTD period principally due to the closing during the second quarter of fiscal 1995 of three espresso carts located at supermarkets, and the closing on December 15, 1995 of an espresso cart located in Albany, New York. The three supermarket locations were converted to wholesale supermarket accounts with pre-bagged, bulk and/or self-service coffee beverage displays. Net sales in the direct mail area decreased by $310,000 or 11.3% from $2,742,000 for the 1995 YTD period to $2,432,000 for the 1996 YTD period primarily due to the shift in strategy during the 1996 YTD period discussed above.

Green Mountain's gross profit increased by $2,822,000 or 32.0% from $8,829,000 for the 1995 YTD period to $11,651,000 for the 1996 YTD period. This increase was due primarily to an increase in sales. Gross profit increased by 5.3 percentage points as a percentage of sales from 35% for the 1995 YTD period to 40.3% for the 1996 YTD period. This increase was due primarily to the impact of lower green coffee costs.

Selling and operating expenses increased by $701,000 or 9.8% from $7,187,000 for the 1995 YTD period to $7,888,000 for the 1996 YTD period. However, selling and operating expenses decreased by 1.2 percentage points as a percentage of sales from 28.5% for the 1995 YTD period to 27.3% for the 1996 YTD period.

General and administrative expenses increased by $415,000 or 21.6% from $1,919,000 for the 1995 YTD period to $2,334,000 for the 1996 YTD period and increased by .5 percentage points as a percentage of sales from 7.6% for the 1995 YTD period to 8.1% for the 1996 YTD period. General and administrative expenses incurred by the Company during the first quarter of fiscal 1995 reflect the effect of certain cost containment measures in place at that time.

As a result of the foregoing, income from operations increased by $1,706,000 from a loss from operations of $277,000 for the 1995 YTD period to income from operations of $1,429,000 for the 1996 YTD period. The income tax benefit recognized under SFAS 109 was $127,000 for the 1995 YTD period compared to income tax expense of $163,000 for the 1996 YTD period. Net income increased by $1,376,000 from a net loss of $450,000 for the 1995 YTD period to net income of $926,000 for the 1996 YTD period.


Liquidity and Capital Resources
- - -------------------------------
The Company had working capital of $1,635,000 and $745,000 at July 6, 1996 and September 30, 1995, respectively. The Company had net cash provided by operating activities of $2,880,000 in the 1996 YTD period and net cash used for operating activities of $113,000 in the 1995 YTD period, a $2,993,000 improvement. The net cash provided by operating activities in the 1996 YTD period resulted primarily from the Company's improved profitability during the period.

The Company had net cash used for financing activities of $1,016,000 in the 1996 YTD period, and net cash provided by financing activities of $1,114,000 in the 1995 YTD period.

The combined net cash provided by operating and financing activities was used primarily to fund expenditures for fixed assets. During the 1996 YTD period, Green Mountain had capital expenditures of $1,730,000 (net of $180,000 financed directly by a capital lease and long-term debt), including $612,000 for equipment on loan to wholesale customers, $438,000 for production equipment and $376,000 for computer hardware and software. During the 1995 YTD period, Green Mountain had capital expenditures of $1,193,000, including $609,000 for equipment on loan to wholesale customers, $241,000 for production equipment and $203,000 for computer hardware and software.

Total currently planned capital expenditures in fiscal 1996 are approximately $2,400,000, primarily to fund equipment for loan to wholesale customers, production equipment and computer hardware and software. However, the Company is constantly reviewing its capital expenditure needs and the actual amount may increase or decrease from this estimate.

On April 12, 1996, the Company amended its credit facility with Fleet Bank - NH (Fleet). Under the revised facility, the Company can borrow up to $1,500,000 under a five-year term promissory note to be repaid in equal monthly principal installments. The Company drew down $1,000,000 against such note on April 12, 1996 and drew down the remaining $500,000 on July 31, 1996 subsequent to the end of the 1996 YTD period. The interest rate on all term debt under the credit facility was reduced to the lesser of the Fleet base rate (8.25% at July 6, 1996) plus 25 basis points or 275 basis points above the LIBOR rate for maturities of up to one year.

The rate on the Company's revolving line of credit under the Fleet credit facility was also reduced to the lesser of the Fleet base rate or 250 basis points above the LIBOR rate for maturities of up to one year. The term of the revolving line of credit was also extended by one year to February 28, 1998. The outstanding balance on the revolving line of credit at July 6, 1996 was $325,000, with a total availability under the amended borrowing base formula of $2,763,000.

The Company expects that cash requirements for the next twelve months will be satisfied by net cash provided by operating activities and bank and other borrowings. The Company presently does not anticipate that it will seek additional funds from public or private convertible debt or equity sources during the next twelve-month period.

The average cost of the high-quality arabica coffees the Company purchases decreased during the 1996 YTD period when compared to the 1995 YTD period and the Company's overall gross profit margin has improved. The Company has begun to pass such savings on to its customers through price reductions, and such price reductions are likely to negatively impact the Company's year-to-year percentage net sales growth rate.

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

To date, Green Mountain has not encountered significant problems with the availability of the high-quality arabica coffees the Company purchases, but management expects a tightening in the supply of these coffees that will last through the Fall until the new crop is harvested and comes to market. However, the Company believes that there are adequate sources of supply of high-quality green arabica coffee beans to meet its needs for the foreseeable future. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 70 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line.

The Company had total net deferred tax assets of $927,000 at July 6, 1996. These assets are reported net of a deferred tax asset valuation allowance at that date of $944,000. The Company was profitable in each of the three fiscal years ended September 26, 1992, September 28, 1991 and September 30, 1990, the fifteen-month period ended September 30, 1989 and the fiscal year ended June 30, 1988. In fiscal 1993 and fiscal 1994, the Company made investments in production and distribution capacity and personnel and marketing expenditures in order to position itself for accelerated growth and the Company reported net losses for those years. More than half the net loss for fiscal 1993 was attributable to a one-time, non-cash charge to compensation expense of $1.3 million resulting from factors related to its initial public offering. The Company reduced its full-year net loss by 90.8% from $2,358,000 in fiscal 1994 to $218,000 in fiscal 1995, and has been profitable in six of its last eight fiscal quarters including the last four consecutive fiscal quarters. Accordingly, management believes that the net deferred tax assets are realizable.


Seasonality
- - -----------
Historically, the Company has experienced lower net sales levels in its second fiscal quarter following high holiday-related levels in its first fiscal quarter, especially in its retail and direct mail operations, resulting in less favorable operating results during the second fiscal quarter. In addition, quarterly results may be affected by a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

                        Part II.   Other Information


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               11  Computation of Net Income (Loss) Per Share of Common Stock.

               27  Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the twelve weeks ended July 6, 1996.

                               SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GREEN MOUNTAIN COFFEE, INC.


Date:     August 7, 1996            By:  /s/ Robert P. Stiller
          --------------                 ----------------------------
                                         Robert P. Stiller, President
                                         and Chief Executive Officer



Date:     August 7, 1996            By:  /s/ Robert D. Britt
          --------------                 ----------------------------
                                         Robert D. Britt,
                                         Chief Financial Officer,
                                         Treasurer and Secretary


                       Green Mountain Coffee, Inc.
                               Exhibit 11
               Computation of Net Income (Loss) Per Share

                                   Twelve weeks ended       Forty weeks ended
                                                   (unaudited)
                                  July 6,      July 1,     July 6,    July 1,
                                   1996         1995        1996       1995
                                ----------   ----------  ----------  ----------
Net income (loss)               $ 149,000    $(131,000)  $ 926,000   $(450,000)
                                ----------   ----------  ----------  ----------

Primary weighted common
     shares outstanding:
   Common stock                 3,399,795    3,383,485   3,399,795   3,383,485
   Stock options                   27,887            -      27,797           -
                                ---------    ---------   ---------   ---------
Weighted average shares         3,427,682    3,383,485   3,427,592   3,383,485

Net income (loss) per share     $    0.04    $   (0.04)  $    0.27   $    (.13)
                                ---------    ----------  ---------   ----------

     The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
