Form 10KSB
period 1996-09-28
GREEN MOUNTAIN COFFEE INC
filed 1996-12-30
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                FORM 10-KSB

(Mark One)
  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
            For the fiscal year ended September 28, 1996

                                OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to _______


                       Commission file number 1-12340

                         GREEN MOUNTAIN COFFEE, INC.
                         ---------------------------
                 (Name of small business issuer in its charter)

            Delaware                                 03-0339228
 --------------------------------        --------------------------------
 (State or other jurisdiction            (IRS employer identification no.)
  of incorporation ororganization

 33 Coffee Lane, Waterbury, Vermont                    05676
 ----------------------------------      --------------------------------
    (Address of principal                           (Zip code)
       executive offices)

               Issuer's telephone number:  (802) 244-5621
                                           --------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:

  Common Stock, $.10 par value per share            Boston Stock Exchange
  --------------------------------------     ------------------------------
          (Title of class)                      (Name of each exchange on
                                                    which registered)


     Securities registered pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, $.10 par value per share
                   --------------------------------------
                             (Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]    No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year (year ended September 28, 1996) were $38,347,000.

The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on December 13, 1996 was approximately $9,378,000 based upon the closing price of such stock on that date.

As of December 13, 1996, 3,417,306 shares of common stock of the issuer were outstanding. See "Market for Common Equity and Related Stockholder Matters."

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                                  PART I

Item 1.   DESCRIPTION OF BUSINESS

The Company
-----------
     Green Mountain Coffee, Inc. ("the Company" or "Green Mountain") roasts over 25 high quality arabica coffees to produce over 70 varieties of coffee which it sells through a coordinated multi-channel distribution network consisting of wholesale, retail, and direct mail operations. This distribution network is designed to maximize brand name recognition and product availability. The Company is one of the leading specialty coffee companies in its established markets.

    The majority of Green Mountain's revenue is derived from its wholesale operation which services over 4,800 customer accounts located primarily in the northeast United States. The wholesale operation services fine dining, supermarket, specialty food store, convenience store, food service, hotel, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

   From its northeastern regional base, Green Mountain is now gaining national brand acceptance through Mobil convenience stores located in Florida, Illinois and Arizona, through Weight Watchers International in over 450 North American weight loss centers, and through FTD[R] as part of its Pick-Me-Up[R] bouquet set. The Company has increased its geographic sales force from 15 people in February 1996 to 28 in December 1996. In addition, the Company added a national supermarket sales manager and a national chain food service/office coffee service sales manager during fiscal 1996 to help provide more focused category management in those market segments.

     As of September 28, 1996, Green Mountain operated twelve retail stores that are located in Vermont, Connecticut, Illinois, Maine, Massachusetts, New Hampshire and New York. The Company's retail stores provide an opportunity for direct contact with consumers and help build the credibility of the Green Mountain Coffee Roasters[R] brand for its specialty wholesale business. Through coffee donations to local non-profit organizations and the participation by store employees in community events and organizations, the Company is able to establish strong community relationships and a presence which enhances brand recognition and product loyalty.

     Green Mountain's direct mail catalog offers a wide selection of the Company's coffees as well as specialty gifts, coffee-related equipment, accessories and food items. Approximately 47% of the Company's direct mail revenue in fiscal 1996 was derived from customers in its "Coffee Club", a continuity program with customized standing orders for automatic reshipment. The Company's catalog and direct marketing efforts generate revenue, provide test marketing opportunities, build brand awareness, and support the entry of the wholesale and retail operations into new geographic markets.

     The Company is a Delaware holding company formed in July 1993, whose only asset is the stock of Green Mountain Coffee Roasters, Inc., a Vermont corporation ("Roasters") formed in 1981. As used herein, unless the context otherwise requires, references to "the Company" or "Green Mountain" include the Company, Roasters and Roasters' inactive subsidiary, Green Mountain Coffee Roasters Franchising Corporation, a Delaware corporation formed in 1990.

     The Company's corporate offices are located at 33 Coffee
Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its Internet email address for investor information is investor.services@gmcr.com.

Corporate Philosophy
--------------------
     Green Mountain's objective is to be the leading specialty coffee company by providing the highest quality coffee and having the largest market share in its targeted markets while maximizing company value. The Company intends to achieve this objective through a corporate philosophy designed to differentiate and reinforce the Green Mountain brand and engender a high degree of customer loyalty. The essential elements of this philosophy include:

     Highest Quality Coffee. Green Mountain buys only the highest quality arabica beans available from the world's coffee-producing regions and uses a roasting process that maximizes each coffee's individual taste and aroma. Green Mountain believes that its coffees are among the highest quality coffees sold in the United States.

     Customer Service. To ensure a high level of customer contact, the Company has established regional distribution centers to supply coffee to its wholesale customers and from which customer service calls are dispatched. The Company has an on-line inventory system for its central distribution center's inventory and uses hand-held computers on its Vermont-originated delivery routes. Both of these enhancements help to better serve the Company's customers and to improve the Company's direct-store-delivery process and capability. In addition, the Company's wholesale area sales managers are equipped with laptop computers to speed new customer setup, enhance the Company's telemarketing efforts and field communications, and help provide customers with sales history, forecasting and merchandising data.

     Green Mountain views the quality of customer interaction by its employees as critical to its long-term success. Employees throughout Green Mountain are trained and encouraged to exceed customer expectations. The Company believes that coffee is a convenience purchase and utilizes its multi-channel distribution network to make its coffee widely and easily available to customers for home or away-from-home consumption.

     Customer Coffee Education. The Company educates its wholesale customers and employees about the origin and preparation of coffee through a course comprised of a series of on-site training, tours, manuals, and hands-on learning experiences known as "Coffee College." The two-day intensive training covers growing and harvesting; coffee tasting and cupping; grinding, filtering, and brewing; roasting and packaging; and preparing coffee beverages. The Company's direct mail catalog provides an overview of the differences between the various coffees from around the world, the various degrees of roast, as well as proper grinding and brewing guidelines. Green Mountain's retail division offers in-store roasting demonstrations, and coffee tastings, as well as coffee preparation demonstrations. The Company believes that activities such as these help to create advocates for its coffee and thereby engender a loyal customer base.

     Employee Development. Through a variety of educational workshops, seminars and other programs, the Company provides employees with educational opportunities that enhance their ability to offer Green Mountain customers a level of service and quality that fosters long-term relationships. The Company believes that its dedication to employee training attracts and retains highly qualified and motivated employees.

     Community Involvement. Green Mountain contributes coffee and coffee equipment to support non-profit organizations in local communities. These organizations include the United Way, the Salvation Army, the Ronald McDonald House, The Hole in the Wall Gang, as well as libraries, religious organizations, schools, counseling centers and soup kitchens in markets where the Company operates. Since 1993, the Company has allowed employees to volunteer on company time for up to 2.5% of their total hours worked at Green Mountain per month, to encourage and support volunteer work for non-profit and community-based organizations. Through its support of Coffee Kids[R], the Company seeks to improve the quality of life of children and families in coffee growing communities around the world. As of September 28, 1996, Green Mountain's employees supported seven "Coffee Kids" and their families in Central America. In addition, through customer and employee contributions, the Company has funded two village banks located in Guatemala and Mexico which have made low interest rate loans available for women to start small businesses to broaden their family's sources of income. Corporate support of these organizations generates goodwill and furthers the causes which the Company believes are important.

     Environmental Leadership. Green Mountain is dedicated to both the preservation of the environment and minimization of its environmental impact, and seeks to achieve these objectives in various ways. The Company encourages sustainability through its Stewardship Program, through which a portion of its coffees is purchased from farms and cooperatives where herbicide and pesticide use is limited and soil erosion controls are in place. In fiscal 1996, Green Mountain introduced its first organic coffee, a farm-direct coffee from Peru, and the Company's roasting and packaging facility was certified as organic by Quality Assurance International of San Diego, California. Since 1990, Green Mountain has sold, under the licensed name EarthFriendly Coffee Filters, a line of dioxin- and chlorine-free paper coffee filters. Further, the Company provides financial support to environmental organizations such as Conservation International and the Rainforest Alliance, which work to preserve the world's rain forests.

     Green Mountain also seeks to minimize its environmental impact through responsible operational practices, from purchasing to waste management. Since 1989, the Company has had a volunteer Employee Environmental Committee, which investigates a broad range of issues. In 1994, Green Mountain joined the national BuyRecycled! Alliance, pledging to document and increase its purchases of recycled goods annually. Since 1995, the Company has promoted a ride-share program with local private and government organizations. The Company's corporate letterhead consists of 25% post- and 25% pre-consumer recycled content by sheet weight. Green Mountain uses chemical-free cornstarch-based foam peanuts, which decompose in water, to protect products during shipping. It also stores and ships products in either reusable or recyclable totes and containers. The Company makes every attempt to divert its manufacturing waste out of the landfill. For example, the burlap bags which contain green coffee beans are given away after they are emptied, for use in gardens, as animal beds, or for craft supplies. Chaff, a highly compostable coating on the coffee bean which separates during the roasting process, is made available to local farmers and gardeners. The Company also has an active on-site recycling program, established in 1989, which the Company believes has enabled it to reduce its landfill refuse volumes by approximately 50%.

Green Mountain Coffee
---------------------
     Green Mountain is committed to providing the highest quality arabica coffees available from around the world. To achieve this goal, Green Mountain carefully selects the finest coffees and then custom roasts the coffees to maximize their taste and flavor differences.

     The Company roasts its coffee in small batches to ensure consistency. Green Mountain varies both the degree of roast and the roasting profile (i.e., roast time and temperature) to maximize a particular coffee's taste characteristics. In fiscal 1996, the Company also installed state-of-the-art roasting software which enables it to more exactly duplicate specific roasts, ensuring Green Mountain's ability to offer consistent taste profiles.

     Green Mountain's roasting process is designed to maximize the flavors inherent in the coffee itself, without letting the flavor of roasting overshadow a particular coffee's taste subtleties. Green Mountain believes that its distinctive roasting methods enable it to provide the same coffees at different roasting degrees to maximize their flavors and thereby satisfy varying consumer preferences.

     The Company uses convection air roasters, which it believes offer a higher degree of flexibility than other commercially available roasters. In addition, the Company has developed specific roasting programs for each bean type to establish a Green Mountain "signature" for such bean type, which the Company calls its "appropriate roast." The Company believes that this roasting process distinguishes it from other specialty coffee companies and has resulted in strong customer brand loyalty.

     Green Mountain, unlike many of its competitors, also offers flavored coffees. The Company believes that flavoring its coffee during the production process, rather than providing flavor additives after brewing, provides its customers with taste consistency, convenience and economy.

     The Company nitrogen flushes its packaged coffee and employs one-way valve bag packaging technology which provides a minimum shelf life of six months for the Company's coffees. This technology enables the Company to expand its distribution while maintaining its high standards for quality and freshness.

Wholesale Operations
--------------------
     The majority of Green Mountain's revenue is derived from its wholesale operation which services over 4,800 customer accounts located primarily in the northeast United States. The wholesale operation services fine dining, supermarket, specialty food store, convenience store, food service, hotel, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

     The Company's customers include the Culinary Institute of America in Hyde Park, New York, both the L.L. Bean catalog and the Freeport, Maine L.L. Bean retail store and over 80 Hoyts Cinemas in the northeast. Customers also include Aureole restaurant and the Harvard Club in New York City and many colleges and universities throughout the northeast, including the Universities of Vermont, New Hampshire and Rhode Island, and Amherst College, Bentley College and Babson College.

    Supermarket industry customers include over 90 Hannaford
Food and Drug Stores operated throughout northern New England and New York, Kings Super Market, a subsidiary of Marks & Spencer that operates 20 stores in northern New Jersey, and Roche Brothers, a chain of 13 upscale supermarkets in the Boston area. Travel industry customers include the Delta Shuttle, Delta Express and Business Express Airlines, as well as northeast corridor Amtrak trains. The Company's coffee is also available at over 800 Mobil convenience stores, including over 160 in Florida, over 20 in Phoenix, and over 40 in the Chicago area.

     Through the wholesale operation, Green Mountain has initiated an international sales effort, principally through distributors, initially targeting nations where there exists either a tradition of coffee consumption or a recent trend indicating the appreciation of specialty coffee.

     Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont and regional distribution centers in Biddeford, Maine; Latham, New York, a suburb of Albany; Woburn, Massachusetts, a suburb of Boston; and Southington, Connecticut. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The wholesale operation primarily uses in-house sales people. However, in certain markets, the Company utilizes the services of independent distributors who purchase coffee from the Company for resale to wholesale customers. The Company believes that the use of such distributors provides access to certain wholesale customers whose size or geographic location makes it economically inefficient for the Company to service directly. The Company generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are installed on the customer's premises by the Company's service personnel. A customer is also assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment.

     As of December 1996, the wholesale operation had twenty-eight area sales managers assigned to geographic territories, an increase from fifteen area sales managers as of February 1996. The wholesale territories extend from Maine west to Illinois, and south to Florida. The Company's sales process includes: the use of mapping software to identify desirable new expansion territories and prospects; outbound telemarketing to target and qualify prospects for the Company's area sales managers; and the use of laptop computers by area sales managers to speed new customer setup, enhance the Company's telemarketing efforts and field communications, and to help provide customers with sales history, forecasting and merchandising data.

     In addition to geographic sales people, the Company added a national supermarket sales manager and a national chain food service/office coffee service sales manager during fiscal 1996 to help provide more focused category management in these market segments.

Retail Operations
-----------------
     As of September 28, 1996, Green Mountain operated twelve retail stores that are located in Vermont, Connecticut, Illinois, Maine, Massachusetts, New Hampshire and New York. The Company's retail stores provide an opportunity for direct contact with consumers and help build the credibility of the Green Mountain Coffee Roastersr brand for its specialty wholesale business.

     The stores vary in size from approximately 500 to 2,700 square feet, with an average store size of approximately 1,725 square feet. The objective of the Company's stores is to provide a "total coffee experience" to customers in a comfortable setting. The Company's stores differ in configuration and range in interior design from "traditional Vermont" (such as the Company's Waitsfield, Vermont store) to an upscale European cafe (such as the Company's West Hartford, Connecticut store). The stores offer approximately 30 varieties of high-quality whole bean arabica coffees, specialty coffee beverages including cappuccinos and lattes, and a variety of cold coffee drinks. In addition, the stores offer freshly baked pastries, a selection of brewing equipment and accessories, coffee-related gifts and packaged foods.

     This "total coffee experience" includes customer educational opportunities provided by Green Mountain's highly trained staff of coffee specialists, in-store roasting in eight stores, coffee tastings, equipment demonstrations and classes which educate customers on the different taste characteristics of Green Mountain coffee as well as coffee preparation techniques. The Company also has a Coffee-of-the-Month program which gives customers the opportunity to sample new coffees. The Company believes that such programs promote customer enjoyment of coffee and play a key role in developing a loyal customer base.

     The Company's first store, located in Waitsfield, Vermont, was acquired in 1981, followed in the same year by its store in Winooski, Vermont. In 1984, the Company opened a store in Portland, Maine. In 1985, the Company relocated and expanded its original store in Waitsfield, Vermont. The Waterbury, Vermont factory outlet store opened in 1988, adjacent to the Company's former roasting and packaging plant. In 1988 and 1989, stores were opened in Plattsburgh, New York and South Portland Maine respectively. A seventh store was opened in 1990 in West Hartford, Connecticut. Green Mountain opened five new company-owned retail stores in fiscal 1994 located in Portsmouth New Hampshire (opened October 1993), Waterbury Center, Vermont (opened December 1993), Latham, New York, a suburb of Albany (opened February 1994), Naperville, Illinois, a suburb of Chicago (opened August 1994), and Newton Highlands, Massachusetts, a suburb of Boston (opened September 1994). As of December 15, 1995, the Company no longer operates any espresso carts and converted three (those previously located at supermarkets) of the four espresso carts it operated as of the end of fiscal 1994 to wholesale supermarket accounts with pre-bagged, bulk and/or self-service coffee beverage displays. Instore roasting is done at the Winooski, Portland, Plattsburgh, West Hartford, Portsmouth, Latham, Naperville and Newton Highlands stores.

Direct Mail Operations
----------------------
    The Company publishes catalogs that market approximately 60 coffees, coffee-related equipment and accessories, as well as gift assortments and gourmet food items covering a wide range of price points. In fiscal 1996, the Company's catalogs had a total circulation rate of over 300,000. Green Mountain guarantees that direct mail orders for items in stock received by 11:00 a.m. EST on any weekday will receive same-day shipment. Green Mountain's telemarketing service representatives fulfill the individual coffee needs of direct mail customers by educating and consulting with customers about the various attributes of different coffee varieties. Representatives also suggest custom blends, handle special delivery request, offer special products in an "upsell" program and contact customers via outbound telephone to offer products and special items targeted to their previous buying patterns.

     For the year ended September 28, 1996, approximately 47% of the Company's direct mail revenue was derived from the approximately 5,000 members of its "Coffee Club", a continuity program with customized standing orders for automatic reshipment.

     In addition to its direct mail catalog and continuity program, Green Mountain also used its direct mail system to target corporate gift-giving programs and bed-and-breakfast and small office establishments that it believes are well served via the convenient direct mail channel.

     The Company's direct mail operations also support the home delivery needs, often for gifts, of retail customers by providing order fulfillment and shipping services for all Green Mountain company-owned retail stores, and provide special promotional direct mail offers or product shipments to wholesale "VIP" customers and prospects. Moreover, the Company's catalog and direct marketing efforts provide revenue to the business, provide market penetration testing opportunities, build brand awareness, and support the entry of the wholesale and retail operations into new geographic markets through targeted mailings.

Expansion Strategy
------------------
     The Company's expansion strategy is designed to further increase its market share in geographic areas in which it currently operates, and to introduce Green Mountain coffee in selected markets across the United States and internationally, principally utilizing the Company's wholesale distribution channel. The Company will continue to use its multi-channel distribution approach to sell its whole bean and ground coffees through any channel (wholesale, retail or direct mail) that facilitates customer access to the products.

     Green Mountain generally enters and begins building market share in a new territory through its direct mail catalog and through wholesale customers (i.e., restaurants, convenience stores, etc.) who promote customer trial by preparing and serving its coffee by the cup. The Company believes that potential customers who sample its products are likely to develop a taste for Green Mountain coffee and seek it out through other available distribution channels. It has been the Company's experience that consumer trial of Green Mountain coffee at one level of distribution often leads to a subsequent purchase at another level of distribution. The Company's expansion strategy seeks to capitalize upon the inter-relationship among its wholesale, retail and direct mail operations.

     The Company believes that as brand awareness increases in a market, demand for whole bean sales of the Company's coffee for home consumption will increase. The National Coffee Association of USA, Inc. in its Coffee Consumption Trends and Outlook, 1996 Winter Coffee Study, states that "74% of all coffee is consumed at home." It is further estimated that 80% of all coffee consumed at home is purchased at supermarkets. As brand equity is built, wholesale expansion typically continues through customers such as supermarkets and specialty food stores, who in turn, sell the Company's whole bean coffee to consumers.

     The Company intends to focus on increasing wholesale sales of its products to retailers of whole bean coffee to facilitate its expansion in fiscal 1997. The Company will also continue to identify other potential wholesale customers in each of its markets, such as office coffee services, food distributors and both chain and independent convenience stores and restaurants which the Company believes not only provide an additional source of revenues, but also facilitate consumer trial of Green Mountain Coffee. In addition, the Company will evaluate other potential marketing channels for both its established and new territories.

     The Company does not presently intend to open any new Company-owned retail stores in fiscal 1997 as it has found that it has achieved acceptable levels of consumer sampling of Green Mountain Coffee through its wholesale accounts in the convenience store, restaurant, hotel and other wholesale categories.
However, the Company will review this position on a case-by-case basis as retail store opportunities present themselves. In the short-term, Green Mountain will work with its wholesale customers to establish a presence in their retail stores, restaurants, kiosks and espresso carts displaying and promoting the Green Mountain Coffee Roasters name, logo and other point-of-purchase materials to build brand equity. The Company is also pursuing opportunities to align itself with national and regional food service and convenience store chains, as it has done with Weight Watcher's International in over 450 North American weight loss centers, and Mobil convenience stores in seventeen states, in order to provide an immediate retail presence and consumer trial of its coffees. The Company believes that its long-term return on investment will be enhanced through such a strategy.

     In the direct mail area, the Company plans to continue to focus solicitations on catalog customers who more regularly buy from the Company. Green Mountain also plans to identify additional customer target groups and explore advertising and other forms of customer solicitation. Continued focus will be given to outbound telemarketing and to programs which build the corporate giftgiving, bed-and-breakfast and small office market segments. In addition, the direct mail group plans to continue promotion for membership in its Coffee Club and conduct other direct marketing and promotional programs nationally, regionally and on a market-bymarket basis.

Green Coffee Cost and Supply
----------------------------
     The Company utilizes a combination of outside brokers and direct relationships with estates for its supply of green coffees, with outside brokers providing the larger amount.
Coffee is the world's second largest traded commodity and its supply and price are subject to volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium or "differential" above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries.

     Cyclical swings in commodity markets, based upon supply and demand, are not at all uncommon. The "c" price (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) of green coffee reached a cyclical low point in April 1993, selling slightly above $0.50 per pound, and then reached a cyclical high point of $2.46 in July 1994, following two frosts in the coffee producing region of Brazil, the world's largest producer of coffee. Although Green Mountain does not buy any of its coffee from Brazil, virtually all coffee prices were adversely affected by the frosts. As a result, the "c" price remained abnormally high throughout all of fiscal 1995, from $2.26 at the beginning of the year to a low of $1.15 near the end of the fiscal year. In fiscal 1996, the average "c" price was less than in fiscal 1995, and ranged from a high of $1.32 to a low of $0.91.

     Prior to the two 1994 frosts in Brazil, the differential payable by the Company for its coffees could add up to $0.70 per pound over the published commodity price for high-quality arabica coffees. The frost, coupled with the overall high market prices, caused some of these differentials to rise dramatically, adding further to the overall cost of coffee. The Company can pay as much as a $17 per pound premium for some of the rarer varieties of coffee.

     The overall downward trend of coffee prices and differentials in fiscal 1995 and fiscal 1996 was interrupted slightly in the summer and fall of 1996 as the longer-term impact of the Brazilian frosts and other regional weather-related crop shortfalls, among other reasons, adversely impacted supply, firmed "c" prices and caused differentials to increase. During this period, worldwide stocks of green coffee were at an all-time low.

     Now that the worldwide 1996/1997 crop of coffee is coming to market, it appears that, although volatile, the downward trend of "c" prices will continue, although there can be no assurance that this trend will continue. Differentials and premiums continue to remain at high levels. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. Furthermore, the Company believes that the low coffee price ranges experienced during the early 1990s are not high enough to support proper farming and processing practices, impacting the overall supply of the top grade coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support the world consumption of the top grades of coffees.

     The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain believes that this is the best way to provide its customers with a fair price for its coffee. The Company believes that there is significant risk in fixing prices further in the future, since the true available supply of green coffee from around the world is not readily known.

     Green Mountain intends to increase the percentage of the coffee it buys directly from farms in fiscal 1997 and beyond, as it believes this strategy will result in improved product quality, product differentiation, long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.

Significant Customer
--------------------
     Hannaford Brothers Company, a supermarket chain, accounted for over $4.6 million in net sales, or 12.1%, in the year ended September 28, 1996 and for over $3.5 million in net sales, or 10.4%, in the year ended September 30, 1995. Although the Company believes that it has a strong mutually-beneficial business relationship with Hannaford Brothers Company and will continue to supply its supermarkets in New England and New York, there can be no assurance that it will continue to do so, and the loss of such account would likely have a material adverse effect on the Company's results.

Competition
-----------
     The specialty coffee market is highly competitive, and Green Mountain competes against all sellers of specialty coffee. A number of nationwide coffee processors, such as Kraft, General Foods, Procter & Gamble and Nestle, distribute premium coffee products in supermarkets and convenience stores, which may serve as alternatives to Green Mountain's coffees. Specialty coffee companies, such as Millstone Coffee (purchased by Procter & Gamble in December 1995) and Brothers Gourmet Coffees, also sell whole bean coffees in supermarkets.

     In the retail area, the Company competes for whole bean and beverage coffee sales with franchise operators and locally-owned specialty coffee stores. There are a number of competing specialty coffee retailers, all of which have significantly more retail outlets than the Company, such as Starbucks Corporation, Gloria Jean's Coffee Bean Corp., and Barnie's Coffee and Tea Co. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as other direct mail companies.

     The Company expects intense competition, both within its primary geographic territory, the northeast United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

     The Company competes primarily by providing fresh, high quality coffee, easy access to its products and superior customer service. The Company believes that its ability to provide a convenient network of outlets from which to purchase coffee is an important factor in its ability to compete. Through its multi channel distribution network of wholesale, retail and direct mail operations and its focus on the sale of coffee in all forms, not only coffee beverages, the Company believes it differentiates itself from many of its competitors, who specialize in only one of the wholesale, retail and direct mail channels of distribution. The Company also believes that one of the distinctive features of its business is that it is one of the few coffee companies that roasts its coffees individually, varying both the degree and timing of the roast to maximize a coffee's particular taste characteristics. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.

Intellectual Property
---------------------
     The Company does not own any patents. The Company holds federal registrations in the United States for the trademarks
Green Mountain Coffee[R], Green Mountain Coffee Roasters[R], Green
Mountain Filters[R], Stewardship[R], Nantucket Blend[R], Rain Forest Nut[R], and Vermont Country Blend[R], and for the service marks Green
Mountain Coffee Roasters[R] and Stewardship[R], and related design marks. The Company holds state trademark registrations in Vermont for the marks Green Mountain Coffee[TM] and Green Mountain
Coffee Roasters[TM]. The Company has an application pending in the United States to register the trademark Cafe Vermont. The Company is party to a Trademark License Agreement dated September 16, 1992 with Ahold Retail Services, AG, pursuant to which the Company was granted a perpetual royalty-free license to use the name Earth-Friendly Coffee Filters[TM] in connection with coffee filters on the terms set forth therein.

     The Company is party to a Supply Agreement dated June 3, 1993 with Globe Financial & Investment Corp., pursuant to which the Company was granted an irrevocable, perpetual, royalty-free license to use the trademark Colombian LaCapilla[TM] in connection with coffee on the terms set forth therein. The Company is also party to a Supply Agreement dated April 30, 1995 with Kona Mountain Coffee, Inc., pursuant to which the Company was granted an irrevocable, perpetual, royalty-free license to use the trademarks Kona Mountain Coffee[TM] and Kona Mountain Estate[TM] worldwide, excluding the state of Hawaii, in connection with coffee on the terms set forth therein.

     The Company is not party to any other license agreement.

Employees
---------
     As of September 28, 1996, the Company had 263 full-time employees of which 115 were salaried staff and 148 were hourly workers. As of this date, the Company also employed an additional 115 part-time hourly employees. The Company supplements its workforce with temporary workers in the first quarter of each fiscal year to service increased customer demand during the peak November-December holiday season. The Company believes that it maintains good relations with its employees.

Item 2.   DESCRIPTION OF PROPERTY

   The Company leases one principal manufacturing, warehousing and distribution facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 45,000 square feet of usable space, including an 11,000 square foot mezzanine area, and its lease expires in 2003. The Company's aggregate facility rental expense for the year ended September 28, 1996 was approximately $872,000. The Company's other facilities, all of which are leased, are as follows:

                                        Approximate       Expiration
  Type               Location           Square Feet       of Lease
 ----------------------------------------------------------------------
 Retail           Latham, NY(1)            1,640        month-to-month
  Stores          Naperville, IL           2,330             2004
                  Newton Highlands, MA     1,820             2004
                  Plattsburgh, NY          1,440             1998
                  Portland, ME             2,300             2002
                  Portsmouth, NH(2)        2,700             1999
                  So. Portland, ME(3)      1,200             1997
                  Waitsfield, VT           2,360             2000
                  Waterbury, VT
                    (Factory Outlet)       1,100        month-to-month
                  Waterbury Center, VT       500             1998
                  West Hartford, CT        1,820             1997
                  Winooski, VT             1,500             1998
 --------------------------------------------------------------------------
 Administrative   Waterbury, VT            4,000        month-to-month
 Offices          Waterbury, VT            8,680             1999
                  Waterbury, VT            6,200        month-to-month
                  Waterbury, VT            8,000             2001
 --------------------------------------------------------------------------
 Warehouse/       Woburn, MA              10,580             2001
 Distribution/    Southington, CT         11,200             2001
 Service Space    Waterbury, VT            3,000        month-to-month
                  Biddeford, ME           10,000             2001
</TABLE
---------------------------------------------------------------------------
    (1)   Lease also covers warehouse/distribution/service space of
          3,160 square feet.
    (2)   Lease also covers 2,775 square feet of space which
          the Company intends to sublease.
    (3)   Lease also covers 2,800 square feet of space which
          the Company has subleased as of December 13, 1996.

     The Company believes that its facilities are adequate for its current needs and that suitable additional production and administrative space will be available as needed on favorable terms. There can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels if and when it decides to expand its company-owned retail store base.



Item 3.   LEGAL PROCEEDINGS

      The Company is not currently party to any material pending legal proceeding.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 28, 1996.


                                 PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)  Price Range of Securities
     The Company's common stock trades on the NASDAQ SmallCap
Market under the symbol GMCR and on the Boston Stock Exchange under the symbol GMR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated

                                                        High          Low
                                                     ---------     ---------
 Fiscal 1995   16 weeks ended January 14, 1995.....  $  12 1/4     $   4 3/4
 -----------   12 weeks ended April 8, 1995........  $  10 1/4     $   6 1/4
               12 weeks ended July 1, 1995.........  $   8 3/4     $   6 1/4
               12 weeks ended September 30, 1995...  $   7 3/4     $   5 3/4


 Fiscal 1996   16 weeks ended January 20, 1996.....  $   8         $   5 3/4
 -----------   12 weeks ended April 13, 1996.......  $   7 7/8     $   5 7/8
               12 weeks ended July 6, 1996.........  $   7 3/4     $   5 5/8
               12 weeks ended September 28, 1996...  $   7 5/8     $   5 1/2

 Fiscal 1997   September 29, 1996 to
 -----------           December 13, 1996...........  $   7 1/4     $   6 3/8


     Holders of shares of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of common stock are fully paid and nonassessable.

     (b)  Approximate Number of Equity Security Holders
     The Company believes that the number of record holders of common stock as of December 13, 1996 was 668 with approximately
1,600 beneficial stockholders as of this date.

     (c)  Dividends
     The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. Subject to the rights of holders of outstanding shares, if any, of the Company's preferred stock, $.10 par value, the holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore, and, upon liquidation or dissolution of the Company, are entitled to receive all assets available for distribution to stockholders.

     Under current loan agreements the Company has with Fleet Bank -
NH and the Vermont Economic Development Authority, the Company may not pay any dividends with respect to its capital stock, whether in cash or in stock, without the prior approval of both Fleet Bank - NH and the Vermont Economic Development Authority.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
     For the year ended September 28, 1996, Green Mountain derived approximately 79.1% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company also operated twelve retail stores and a direct mail operation, which accounted for approximately 13.0% and 7.9% of net sales, respectively, in fiscal 1996.

     Cost of sales consists of the cost of raw materials including green coffee, flavorings and packaging materials, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales of the Company's wholesale, retail or direct mail distribution channels, including marketing and advertising expenses, a portion of the Company's rental expense and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including the salaries and related expenses of personnel not elsewhere categorized.

     The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 1996 and fiscal 1994 represent the years ended September 28, 1996 and September 24, 1994, respectively, and consisted of 52-weeks. Fiscal 1995 represents the year ended September 30, 1995 and consisted of 53 weeks with the fiscal fourth quarter having 13 weeks instead of the normal 12 weeks.

     This document may include forward-looking statements about the Company's sales and earnings and future plans and objectives. Any such statements are subject to risks and uncertainties that could cause the actual results to vary materially. These risks include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, economic conditions, competition, variances from budgeted sales mix and growth rates, weather and special or unusual events.

     The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

                                                  Year Ended
                                  -------------------------------------------
Statement of                      September 28,   September 30,  September 24,
 Operations Data:                     1996            1995           1994
                                  ------------    ------------   ------------
Net sales:
   Wholesale                         79.1  %         74.9  %        68.7  %
     Retail                          13.0  %         15.0  %        18.2  %
     Catalog Sales                    7.9  %         10.1  %        13.1  %
                                  ----------      ----------     ----------
Net sales                           100.0  %        100.0  %       100.0  %
Cost of sales                        59.5  %         63.9  %        61.2  %
                                  ----------      ----------     ----------
Gross profit                         40.5  %         36.1  %        38.8  %
Selling and operating expenses       27.3  %         28.0  %        39.5  %
General and administrative
     expenses                         8.2  %          7.6  %        11.8  %
                                  ----------      ----------     ----------
Income (loss) from operations         5.0  %          0.5  %       (12.5) %
Other income (expense)                ---  %          ---  %         0.3  %
Interest expense                     (1.1) %         (1.2) %        (1.0) %
                                  ----------      ----------     ----------
Income (loss) before
       income taxes                   3.9  %         (0.7) %       (13.2) %
Income tax benefit (expense)         (0.6) %          0.1  %         2.5  %
                                  ----------      ----------     ----------
Net income (loss)                     3.3  %         (0.6) %       (10.7) %
                                  ----------      ----------     ----------

Fiscal 1996 versus Fiscal 1995
------------------------------
     Net sales increased by $4,323,000 or 12.7% from $34,024,000 in fiscal 1995 (a 53-week period) to $38,347,000 in fiscal 1996 (a 52 week period). On a 52-week to 52-week comparative basis, sales are estimated to have increased by 15.0% in fiscal 1996. Coffee pounds sold, excluding those sold as beverages through the Company's retail stores, increased by approximately 864,000 pounds or 19.6% from 4,408,000 pounds in fiscal 1995 to 5,272,000 pounds in fiscal
1996. On a 52-week to 52-week comparative basis, coffee pounds sold are estimated to have increased 22.0% in fiscal 1996. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold primarily relates to reductions in Green Mountain's selling prices for coffee during fiscal 1996 as a result of lower green coffee costs.

     The year-to-year increase in net sales occurred primarily in the wholesale area in which net sales increased by $4,856,000 or 19.1% from $25,484,000 in fiscal 1995 to $30,340,000 in fiscal
1996. This increase resulted primarily from the year-over-year growth in the number of wholesale accounts.

     Net retail sales decreased by $136,000 or 2.7% from $5,106,000 in fiscal 1995 to $4,970,000 in fiscal 1996, principally due to the closing of three espresso carts located at supermarkets during the second quarter of fiscal 1995, and the closing of an espresso cart located in Albany, New York in the first quarter of fiscal 1996. The three supermarket espresso cart locations were converted to wholesale supermarket accounts with pre-bagged, bulk and/or self-service coffee beverage displays. On a 52-week to 52-week comparative basis, retail same-store sales are estimated to have increased 3.3% in fiscal 1996.

     Net direct mail sales decreased by $397,000 or 11.6% from $3,434,000 in fiscal 1995 to $3,037,000 in fiscal 1996. This decrease resulted primarily from a shift in strategy whereby the Company focused its mail order solicitations on catalog customers who more regularly buy from the Company, and decreased the number of low margin product promotions.

     Green Mountain's gross profit increased by $3,244,000 or 26.4% from $12,286,000 in fiscal 1995 to $15,530,000 in fiscal 1996.
Gross profit increased by 4.4 percentage points as a percentage of net sales from 36.1% in fiscal 1995 to 40.5% in fiscal 1996. These increases were primarily attributable to the impact of lower green coffee costs.

     Selling and operating expenses increased by $942,000 or 9.9% from $9,529,000 in fiscal 1995 to $10,471,000 in fiscal 1996, but decreased .7 percentage points as a percentage of net sales from 28.0% in fiscal 1995 to 27.3% in fiscal 1996. The increase in selling and operating expense includes approximately $420,000 in expenses related to the addition in fiscal 1996 of a national supermarket sales manager, a national food service and office coffee services sales manager, and eight people to the Company's direct sales force in the Boston, Connecticut and Florida markets, as well as the addition of an advertising manager and designer to the Company's corporate marketing department.

     General and administrative expenses increased by $554,000 or 21.5% from $2,578,000 in fiscal 1995 to $3,132,000 in fiscal 1996 and increased .6 percentage points as a percentage of net sales from 7.6% in fiscal 1995 to 8.2% in fiscal 1996. Significant general and administrative expense increases during fiscal 1996 include: increased MIS personnel and other computer-related expenses of approximately $130,000; increased training and human resource department costs of approximately $75,000; and increased investor relations related expenses of approximately $67,000.

     As a result of the foregoing, income from operations increased by $1,748,000 or 975.6% from $179,000 in fiscal 1995 to $1,927,000 in fiscal 1996, and increased 4.5 percentage points as a percentage of sales from 0.5% in fiscal 1995 to 5.0% in fiscal 1996. The income tax benefit recognized under SFAS 109 was $26,000 in fiscal 1995 compared to income tax expense of $222,000 in fiscal 1996.
The Company's effective tax rate increased from 11% in fiscal 1995 to 15% in fiscal 1996, primarily as a result of non-deductible items being a greater percentage of the net loss in fiscal 1995 compared to the percentage of net income in fiscal 1996. Net income increased by $1,480,000 from a net loss of $218,000 in fiscal 1995 to net income of $1,262,000 in fiscal 1996.

Fiscal 1995 versus Fiscal 1994
------------------------------
     Net sales increased by $11,942,000 or 54.1% from $22,082,000 in fiscal 1994 (a 52-week period) to $34,024,000 in fiscal 1995 (a 53-week period). Approximately 22 percentage points of the 54.1% full year growth rate, or about 41% of the sales growth was due to price increases. Coffee pounds sold, excluding those sold as beverages through the Company's retail stores, increased by approximately 874,000 pounds or 24.7% from 3,534,000 pounds in fiscal 1994 to 4,408,000 pounds in fiscal 1995. On a 52-week to 52-week comparative basis, coffee pounds sold are estimated to have increased 24.7%.

     The year-to-year net sales increase occurred mainly in the wholesale area in which net sales increased by $10,321,000 or 68.1% from $15,163,000 in fiscal 1994 to $25,484,000 in fiscal 1995. The wholesale net sales increase resulted primarily from increases in coffee prices to customers (approximately 44% of the 68.1% increase) related to the increased cost of green coffee, and from growth in the number of wholesale customer accounts (approximately 45% of the 68.1% increase).

     Net retail sales increased $1,084,000 or 27.0% from $4,022,000 in fiscal 1994 to $5,106,000 in fiscal 1995, principally due to the opening of two new stores near the end of fiscal 1994. Net sales in the direct mail area increased $537,000 or 18.5% from $2,897,000 in fiscal 1994 to $3,434,000 in fiscal 1995. The increase in direct mail sales resulted primarily from increases in coffee selling prices to customers, related to the increased cost of green coffee.

     Gross profit increased by $3,717,000 or 43.4% from $8,569,000 in fiscal 1994 to $12,286,000 in fiscal 1995. As a percentage of net sales, gross profit decreased by 2.7 percentage points from 38.8% in fiscal 1994 to 36.1% in fiscal 1995. This decrease was due primarily to the increased cost of green coffee as a percentage of sales (i.e. Green Mountain passed on the dollar increase in green coffee, not the percentage increase) offset, in part, by lower production, distribution and delivery costs as a percentage of sales.

     Selling and operating expenses increased by $807,000 or 9.3% from $8,722,000 in fiscal 1994 to $9,529,000 in fiscal 1995, primarily due to increased personnel and facility costs in fiscal 1995 related to the opening of new wholesale sales territories and retail stores during and following fiscal 1994, offset, in part, by decreased direct mail advertising expenditures. However, selling and operating expenses as a percentage of sales decreased by 11.5 percentage points from 39.5% in fiscal 1994 to 28.0% in fiscal 1995.

     General and administrative expenses decreased by $27,000 or 1.0% from $2,605,000 in fiscal 1994 to $2,578,000 in fiscal 1995, and decreased by 4.2 percentage points as a percentage of net sales from 11.8% in fiscal 1994 to 7.6% in fiscal 1995. This decrease in general and administrative expenses reflects management's efforts to redeploy general and administrative personnel to more directly support the selling effort. However, general and administrative expenses as a percentage of sales increased by 3.0 percentage points for the fiscal fourth quarter from 4.5% in fiscal 1994 to 7.5% in fiscal 1995. The fiscal 1994 fourth quarter includes the impact of several short-term cost containment programs and a favorable year-end adjustment of $69,000 related to the Company's self-insured medical plan due to favorable loss experience.

     As a result of the foregoing, income from operations for fiscal 1995 was $179,000 compared to a loss from operations of $2,758,000 for fiscal 1994, a $2,937,000 or 106.5% improvement.
The income tax benefit recognized under SFAS 109 decreased by $531,000 or 95.3% from $557,000 in fiscal 1994 to $26,000 in fiscal
1995. The net loss decreased by $2,140,000 or 90.8% from $2,358,000 in fiscal 1994 to $218,000 in fiscal 1995.

Liquidity and Capital Resources
-------------------------------

     Working capital amounted to $2,433,000 and $745,000 at September 28, 1996 and September 30, 1995, respectively.

     Cash used for capital expenditures aggregated $2,519,000 during fiscal 1996, and included $884,000 for equipment loaned to wholesale customers, $633,000 for production equipment, and $499,000 for computer hardware and software. During fiscal 1995, Green Mountain had capital expenditures of $1,602,000, including $961,000 for equipment on loan to wholesale customers, $333,000 for production equipment and $173,000 for computer hardware and software.

     Cash used to fund the capital expenditures in fiscal 1996 was obtained from the $3,134,000 of net cash provided by operating activities. Net cash provided by operating activities reflects a $2,839,000 increase as compared to fiscal 1995, which resulted primarily from the Company's improved profitability together with the Company's efforts to control growth in accounts receivable.

    The Company currently plans to make capital expenditures in fiscal 1997 of approximately $4,200,000, primarily to fund the purchase of equipment for loan to wholesale customers (approximately $2,000,000) and computer hardware and software (approximately $1,200,000). Assuming a stable mix in packaging types and sizes, management believes that it will operate at approximately 60-70% of capacity in fiscal 1997 and does not foresee significant production equipment expenditures during the year. However, management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

     On April 12, 1996, the Company amended its credit facility with Fleet Bank - NH (Fleet). Under the revised facility, the Company borrowed $1,500,000 under a five-year term promissory note to be repaid in equal monthly principal installments. The interest rate on all term debt under the credit facility was reduced, subject to the election of the Company, to the lesser of the variable Fleet base rate (8.25% at September 28, 1996) plus 25 basis points or 275 basis points above the LIBOR rate for maturities of up to one year. The interest rate on this debt approximated 8.2% at September 28, 1996.

     The interest rate of the Company's revolving line of credit under the amended Fleet credit facility was also reduced, subject to the election of the Company, to the lesser of the Fleet base rate or 250 basis points above the LIBOR rate for maturities of up to one year. The term of the revolving line of credit was also extended by one year to February 28, 1998. The outstanding balance on the revolving line of credit at September 28, 1996 was $508,000, with a total availability under the amended borrowing base formula capped at $3,000,000.

     Management believes that cash flow from operations, existing cash and available borrowings under its credit facility and other sources will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the next twelve months.

     The average cost of the high quality arabica coffees the Company purchases decreased during fiscal 1996 as compared to fiscal 1995, and the Company's overall gross profit margin has improved. The Company passed the majority of such savings on to its customers through price reductions, and such price reductions had a negative impact on the Company's year-to-year percentage net sales growth rate.

     The Company believes that the cost of green coffee will continue to be volatile in fiscal 1997, but expects that its average cost of green coffee in fiscal 1997 will be equivalent to, or less than, that experienced in fiscal 1996, although there can be no assurance that this will be the case. The Company believes that increases in the cost of green coffee can generally be passed on to customers or absorbed through more efficient operations, although there can be no assurance that the Company will be successful in doing so. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 70 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee in a blend or temporarily remove that particular coffee from its product line.

Deferred Income Taxes
---------------------
     The Company has net deferred tax assets of $902,000 at September 28, 1996. These assets are reported net of a deferred tax asset valuation allowance at that date of $3,503,000 (including $2,681,000 primarily related to a Vermont investment tax credit which is fully reserved). The Company had income before taxes of $1,484,000 in fiscal 1996 and has been profitable in seven of its last nine fiscal quarters including the last five consecutive fiscal quarters. Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

Seasonality
-----------
     Historically, the Company has experienced lower net sales levels in its second fiscal quarter following high holiday-related levels in its first fiscal quarter, especially in its retail and direct mail operations. This has historically resulted in less favorable operating results during the second fiscal quarter. In addition, quarterly results may be affected by a variety of other factors, including, but not limited to, general economic trends, competition, marketing programs, weather, and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.


Item 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements on Page F-1.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act

    The Company's directors and executive officers are as follows:

                                    Year
                                    First
   Name                        Age  Elected  Positions with the Company
 --------------------------------------------------------------------------
   Robert P. Stiller           53   1993     Chairman of Board of Directors,
                                             President and Chief Executive
                                             Officer

   Robert D. Britt             41   1993     Chief Financial Officer,
                                             Treasurer, Secretary and
                                             Director

   Stephen J. Sabol            35   1993     Vice President and Director

   Jonathan C. Wettstein       48   1994     Vice President and Director

   Paul Comey                  46   1993     Vice President

   William D. Davis(1)(2)      47   1993     Director

   Jules A. del Vecchio(1)(2)  53   1993     Director

   David E. Moran(2)           43   1995     Director

   Ian W. Murray(1)(2)         62   1993     Director

   --------------------------------
   (1)  Member of Audit Committee of Board of Directors

   (2) Member of Compensation Committee of the Board of Directors, which was established on October 17, 1996, subsequent to the end of fiscal 1996

Certain biographical information regarding each director and executive officer of the Company is set forth below:

     Robert P. Stiller, founder of Roasters, has served as its President and a director since its inception in July 1981. In September
1971, Mr. Stiller co-founded Robert Burton Associates, a company engaged in the development and sale of E-Z Wider cigarette papers and served as its President and director until June 1980.

     Robert D. Britt has served as Chief Financial Officer of Roasters since May 1993. From July 1992 to April 1993, Mr. Britt served as Chief Financial Officer for Engineered Coatings, Inc., a manufacturer engaged in the design and application of high temperature metallic and ceramic coatings to metal parts. From
June 1990 to July 1992, Mr. Britt served in an executive capacity with FCR, Inc., a recycling and beverage redemption company, having held the positions of Vice President and Chief Financial Officer and Director of Business Development. From June 1986 to May 1990,
Mr. Britt was a Senior Manager in the Entrepreneurial Services
Group at Ernst & Young. Mr. Britt holds a Master of Business Administration from the Wharton School at the University of Pennsylvania.

     Stephen J. Sabol has served as Vice President of Sales of Roasters since September 1996. Mr. Sabol served as Vice President of
Branded Sales of Roasters from August 1992 to August 1996. From September 1986 to August 1992, Mr. Sabol was the General Manager of Roasters and was responsible for overall performance of the wholesale division in Maine and New Hampshire. Prior thereto, Mr. Sabol was employed in a managerial capacity by Property Management Consultants, a real estate management company.

     Jonathan C. Wettstein has served as Vice President and Plant Manager of Roasters since April 1993. From June 1974 to April 1993, Mr. Wettstein was employed by Digital Equipment Corporation in a variety of positions including Plant Manager, Order Administration Manager, Marketing Manager, Business and Materials Manager and Product Line Controller. Mr. Wettstein holds a Master of Business Administration from the Harvard Business School.

     Paul Comey has served as Executive Director of Facilities and Process Engineering of Roasters since June 1993. From March 1986 to May 1993, Mr. Comey was the owner and principal consultant of Baseline Solutions, a company engaged in providing consulting services to the coffee industry, including the Company.

     William D. Davis is currently the Chief Executive Officer, President and Partner at Waterbury Holdings of Vermont, a specialty foods holding company. Mr. Davis also currently holds the position of Partner and CEO of affiliates of Waterbury Holdings of Vermont including McKenzie LLC, All Season's Kitchen LLC, Franklin County Cheese Corporation, Frank Hahn Incorporated and Rondel, Foods LLC. From January 1985 to October 1994, Mr. Davis was President and Chief Executive Officer of Cabot Creamery Cooperative, Inc., a dairy food manufacturer.

     Jules A. del Vecchio is currently a Vice President of New York Life Insurance Company and is responsible for communications and agent management and training. Mr. del Vecchio has been affiliated with New York Life Insurance Company since 1970.

     David E. Moran is currently a partner in the Cambridge Group, a management consulting company focused on marketing. Before joining the Cambridge Group, he was a partner at Marketing Corporation of America from July 1984 to June 1992. Earlier in his career Mr. Moran spent ten years in brand management at General Foods and International Playtex. While at General Foods, he was Brand
Manager of several of its Maxwell House coffee brands.

     Ian W. Murray is currently retired. From April 1983 to January 1992, Mr. Murray was the Chairman of the Board, President and Chief Executive Officer of Nestle Enterprises Limited, Canada. Prior thereto, Mr. Murray served as the President and Chief Executive Officer of Libby, McNeill & Libby, Inc. and Standard Brand Foods.

Item 10.   EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation, cash and non-cash, awarded to, earned by or paid by the Company to its President and Chief Executive Officer and to executive officers whose annual compensation (consisting solely of base salary and bonus, if any) exceeded $100,000 for the year ended September 28, 1996 (the "Named Executive Officers"):

                    Summary Compensation Table
                                                                     Long Term
                                                                     Compensa-
                                                                     tion
                                                                     Securities
                               Annual                                Underlying
Name and                       Compensation          Other Compen-   Stock
Principal Position       Year  Salary($)    Bonus($)  sation $(1)    Options
------------------------------------------------------------------------------
Robert P. Stiller        1994  157,000(5)       -       600              -
Chairman of the Board    1995  189,000          -        -               -
of Directors, President  1996  190,419       57,300      -               -
President and Chief
Executive Officer

Robert D. Britt          1994   96,400(5)       -       25,800(2)    165(3)
Chief Financial          1995  108,800          -        2,000     2,449(3)(4)
Officer, Treasurer,      1996  109,126       10,000      2,100     1,000(3)(6)
Secretary and Director

Stephen J. Sabol         1994  116,700(5)         -          -           99(3)
Vice President of        1995  122,500         -          -        1,648(4)
Sales and Director       1996  126,622        5,000      2,000         -

Jonathan C. Wettstein    1994  110,400(5)      -          -          190(3)
Vice President and       1995  119,700         -          -        2,465(3)(4)
Plant Manager and        1996  121,682        6,000      1,400     2,254(3)(6)
Director

Paul Comey               1994   94,500(5)      -          -         -
Executive Director of    1995  104,200         -         1,800     1,524(4)    -
Facilities and Process   1996  109,340        5,000      2,700      -   (6)
Engineering

--------------------------------------
(1) Except as noted, represents matching contributions to the Company's 401(k) Plan.

(2)  Includes $25,700 for reimbursement of relocation expenses.

(3) Represents common stock shares issuable upon exercise of options granted under the Company's Employee Stock Purchase Plan (includes 925 shares for Mr. Britt and 849 shares for Mr.
     Wettstein in fiscal 1995).

(4) Represents common stock shares issuable upon exercise of options granted under the Company's 1993 Stock Option Plan
     (includes 1,524 shares for Mr. Britt and 1,616 shares for Mr. Wettstein in fiscal 1995).

(5) Executive agreed to a reduced base salary during a portion of fiscal 1994 as part of the Company's fiscal 1994 cost containment program.

(6) The term of outstanding options to purchase 47,148 shares held by Mr. Britt, 47,148 shares held by Mr. Wettstein and 23,574 shares held by Mr. Comey were extended in fiscal 1996 for an additional five years and now expire in 2003. The exercise price of these options exceeded the fair market value of the common stock at the date of the extension.


Employment Agreements
---------------------

     On July 1, 1993, Roasters entered into a four-year employment agreement with Robert Stiller, its President and Chief Executive
Officer. The employment agreement provides that Mr. Stiller will receive a minimum base annual salary of $185,000, performance based bonuses to be determined from time to time by the Board of Directors of the Company and additional compensation equal to a maximum of 75% of his then base compensation in consideration for Mr. Stiller's agreement to remain employed with the Company for a period of 90 days after the consummation of any sale of all or substantially all of the stock or assets of the Company or a merger or consolidation of the Company in which the Company is not the surviving entity. In addition, Mr. Stiller is entitled to a severance payment consisting of 100% of his then base compensation in the event that he is terminated for any reason other than (i) for cause or (ii) his voluntary resignation. Mr. Stiller is also entitled to certain benefits, including health insurance coverage, life insurance and long-term disability coverage.

     On March 26, 1993, Roasters entered into an employment agreement with Robert D. Britt, its Chief Financial Officer, Treasurer and Secretary.
The employment agreement provides that Mr. Britt will receive a minimum base annual salary of $100,000, subject to certain annual cost of living adjustments, performance based bonuses to be determined from time to time by the Board of Directors and additional compensation up to a maximum of 200% of his then base compensation payable over 24 months in the event of a sale of all or substantially all of the stock or assets of the Company or a merger or consolidation of the Company in which the Company is not the surviving entity or any transaction or series of related transactions resulting in Mr.
Stiller owning less than 50% of the Company's issued and outstanding common stock. In addition, Mr. Britt is entitled to a severance payment equal to 50% of his then base compensation in the event that he is terminated for any reason other than (i) for cause or (ii) his voluntary resignation. Mr. Britt is also entitled to reimbursement of certain relocation expenses. The employment agreement may be terminated at any time by Roasters or Mr. Britt.

     On July 1, 1993, Roasters entered into an employment agreement with Stephen J. Sabol, its Vice President of Sales. The employment agreement provides that Mr. Sabol will receive a minimum base annual salary of $120,000 and performance based bonuses to be determined from time to time by the Board of Directors. Mr. Sabol was also reimbursed for certain relocation expenses. The employment agreement may be terminated at any time by Roasters or Mr. Sabol.

     On July 1, 1993, Roasters entered into an employment agreement with Jonathan C. Wettstein, its Vice President and Plant Manager. The employment agreement provides that Mr. Wettstein will receive a minimum base annual salary of $115,000, performance based bonuses to be determined from time to time by the Board of Directors and additional compensation up to a maximum of 100% of his then base compensation in the event of a sale of all or substantially all of the stock or assets of the Company or a merger or consolidation of the Company in which the Company is not the surviving entity. In addition, Mr. Wettstein is entitled to a severance payment consisting of 50% of his then base compensation in the event that he is terminated for any reason other than (i) for cause or (ii) his voluntary resignation. The employment agreement may be terminated at any time by Roasters or Mr. Wettstein.

    On July 1, 1993, Roasters entered into an employment agreement with Paul Comey, its Executive Director of Facilities and Process Engineering. The employment agreement provides that Mr. Comey will receive a minimum base annual salary of $100,000 and performance based bonuses to be determined from time to time by the Board of Directors. The employment agreement may be terminated at any time by Roasters or Mr. Comey.

    Each of the above employment agreements also provides that the officer shall not (i) disclose or use any confidential information of the Company during or after the term of his agreement, (ii) compete with the Company or any of its affiliates during the term of his agreement, or in certain circumstances, for a period of six months thereafter or (iii) recruit any employee of the Company for employment in any other business competitive with the Company for a period of one year after the termination of his agreement.

Stock Options Granted in Fiscal 1996
------------------------------------

     The following table sets forth information concerning individual grants of stock options made by the Company during the fiscal year ended September 28, 1996, to each of the Named Executive Officers.

                              OPTION GRANTS
               IN THE FISCAL YEAR ENDED SEPTEMBER 28, 1996

                                             Individual Grants
----------------------------------------------------------------------------
                                 Percent of
                                 Total Options
                                 Granted to
                                 Employees in     Exercise or
                                 Fiscal Year      Base Price      Expiration
   Name                 Granted  1996(1)          (per share)     Date(3)
-----------------------------------------------------------------------------
 Robert P. Stiller       -        -                 -             -

 Robert D. Britt        1,000(2)  3.3 %           $ 5.10          09/28/96

 Stephen J. Sabol        -        -                 -             -

 Jonathan C. Wettstein  2,254(2)  7.5 %           $ 5.10          09/28/96

 Paul Comey              -        -                 -             -

----------------------------
  (1) In fiscal 1996, the Company granted a total of 29,878 options
      (21,878 granted under the Company's Employee Stock Purchase Plan and 8,000 options granted under the Company's 1993 Stock Option Plan) to employees and such number was used in calculating the percentages above. Effective July 26, 1996, the term of 141,440 options under individual non-qualified option agreements including 47,148 held by Mr. Britt, 47,148 held by Mr. Wettstein and 23,574 held by Mr. Comey, was extended from five years to ten years and are not stated as new option grants for purposes of this table.

  (2) These options were granted under the Company's Employee Stock
      Purchase Plan.

  (3) The options granted under the Company's Employee Stock Purchase Plan expire on the last day of the fiscal year in which such options are granted.

Aggregated Options Exercises
----------------------------
     The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the fiscal year ended September 28, 1996 by each of the Named Executive Officers and the final year-end value of unexercised options.

                     AGGREGATED OPTION EXERCISES
               IN THE FISCAL YEAR ENDED SEPTEMBER 28, 1996
                        FISCAL YEAR END OPTION VALUES

                                      Number of           Value of Unexercised
                                      Unexercised Options "In-the-Money"
                                      Options at Fiscal   Options at Fiscal
                  Shares              Year-End            Year End(2)
                  Acquired  Value     --------------      -------------------
                  on        Rea-      Exer-   Unexer-     Exer-       Unexer-
   Name           Exercise  lized(1)  cisable cisable     cisable     cisable
-----------------------------------------------------------------------------
Robert P. Stiller  -         -          -       -             -            -
Robert D. Britt   1,000(3)  $  900    47,529   1,143      $       0   $    0
Stephen J. Sabol   -         -        47,560   1,236      $ 215,702   $    0
Jonathan C.
  Wettstein       2,254(3)  $2,029    47,552   1,212      $       0   $    0
Paul Comey         -         -        47,529   1,143      $ 107,851   $    0

---------------------------------
  (1) The exercise price of the options granted under the Company's Employee Stock Purchase Plan is the lower of 85% of the closing price of the Company's common stock (i) on the first day of the fiscal year on which trading occurred on NASDAQ or (ii) on the last day of the fiscal year on which trading occurred on NASDAQ (the lower of the two closing prices shall be referred to herein as the "Lower Closing Price"). The value realized upon exercise of these options has been calculated to equal 15% of the Lower Closing Price.

  (2) Options are "in-the-money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise or base price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the option on September 28, 1996, assumed by the Company to have been $7.125 per share, and the exercise price of the applicable options ($2.55 per share), multiplied by the applicable number of options.

  (3) Options exercised were those granted under the Employee Stock Purchase
      Plan.

Board of Directors Compensation
-------------------------------
     Officers are elected annually and serve at the discretion of the Board of Directors. Directors are elected annually by the Company's stockholders. Each of the directors of the Company (other than any of such persons who are also officers of the Company) is paid a retainer and is reimbursed for ordinary and necessary travel expenses incurred in connection with attendance at each Board meeting. The annual retainer in fiscal 1996, fiscal 1995 and fiscal 1994 was $4,000. In fiscal 1997, the annual retainer will be $8,000. In addition, Mr. Murray was paid $750 for additional services in fiscal 1996.

     The Company has granted five-year, non-statutory options to purchase 5,000 shares of common stock to each non-employee director under the Company's 1993 Stock Option Plan. Messrs. Davis, del Vecchio and Murray's options were granted in fiscal 1994 at an exercise price of $6.00 per share and vest ratably over a four-year period from the date of grant. Mr. Moran's options were granted in fiscal 1996 at an option price of $6.25 per share and vest ratably over a four-year period from the date of grant.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 13, 1996 for (1) each of the Company's directors, (2) all directors and executive officers of the Company as a group, (3) each Named Executive Officer and (4) each person known by the Company to own beneficially 5% or more of the outstanding shares of its common stock:


                                  Number of Shares     Percent Ownership
   Name and Address of            of Common Stock      of Common Stock
    Beneficial Owner             Beneficially Owned      Outstanding
----------------------------------------------------------------------------
 Robert P. Stiller(1)                2,053,286              60.1%
 c/o Green Mountain Coffee, Inc.
 33 Coffee Lane
 Waterbury, Vermont 05676

 Robert D. Britt(2)(3)                  50,000               1.4%
 c/o Green Mountain Coffee, Inc.
 33 Coffee Lane
 Waterbury, Vermont 05676

 Stephen J. Sabol(4)                    48,071               1.4%
 c/o Green Mountain Coffee, Inc.
 33 Coffee Lane
 Waterbury, Vermont 05676

 Jonathan C. Wettstein(3)(5)            51,249               1.5%
 c/o Green Mountain Coffee, Inc.
 33 Coffee Lane
 Waterbury, Vermont 05676

 Paul Comey(6)                          47,910               1.4%
 c/o Green Mountain Coffee, Inc.
 33 Coffee Lane
 Waterbury, Vermont 05676

 William D. Davis(7)                     4,700               0.1%
 RD #2 Box 756
 Waterbury, Vermont 05676

 Jules A. del Vecchio(7)(8)             26,074               0.8%
 c/o New York Life Insurance Co.
 51 Madison Avenue
 New York, New York 10010

 David E. Moran(9)                       1,250               (11)
 16 Tamarack Place
 Greenwich, CT 06831

 Ian W. Murray(7)
 P.O. Box 23618                          2,500               0.1%
 Hilton Head, South Carolina 29925-3618

 Hathaway & Associates                 250,000               7.3%
 119 Rowayton Avenue
 Rowayton, Connecticut 06853

 All directors and officers
   as a group 9 persons(10)          2,285,040              63.2%

-------------------------------------

(1) Includes an aggregate of 117,870 shares of common stock held by Trusts for the benefit of Mr. Stiller's wife and children and excludes shares owned by relatives of Mr. Stiller, if any, as to which Mr. Stiller disclaims beneficial ownership.

(2) Includes 47,910 shares of common stock for Mr. Britt issuable upon exercise of outstanding stock options and excludes 762 shares of common stock issuable upon exercise of stock options under the Company's 1993 Stock Option Plan which are not exercisable within 60 days.

(3) Excludes 500 shares of common stock for Mr. Britt and 2,014 shares for Mr. Wettstein issuable upon exercise of fiscal 1997 stock options under the Company's Employee Stock Purchase Plan (which options are not exercisable until September 27, 1997).

(4) Includes 47,972 shares of common stock for Mr. Sabol issuable upon exercise of stock options and excludes 824 shares of common stock issuable upon exercise of stock option under the Company's 1993 Stock Option Plan which are not exercisable within 60 days.

(5) Includes 47,956 shares of common stock for Mr. Wettstein issuable upon exercise of outstanding stock options and excludes 808 shares of common stock issuable upon exercise of stock options under the Company's 1993 Stock Option Plan which are not exercisable within 60 days.

(6) Includes 47,910 shares of common stock for Mr. Comey issuable upon exercise of outstanding stock options and excludes 762 shares of common stock issuable upon exercise of stock options under the Company's 1993 Stock Option Plan which are not exercisable within 60 days.

(7) Includes for each person 2,500 shares of common stock issuable upon exercise of outstanding stock options and excludes for each person 2,500 shares of common stock issuable upon exercise of stock options under the Company's 1993 Stock Option Plan which are not exercisable within 60 days.

(8) Includes 23,574 shares held of record by Phyllis Grennan Huffman, Mr. del Vecchio's wife.

(9) Represents shares of common stock for Mr. Moran issuable upon the exercise of stock options and excludes 3,750 shares of common stock issuable upon exercise of stock options under the Company's 1993 Stock Option Plan which are not exercisable within 60 days.

(10) Includes an aggregate of 200,498 shares of common stock issuable upon exercise of stock options held by certain officers of the Company that are exercisable within the next 60 days and excludes 2,514 shares of common stock issuable upon exercise of fiscal 1996 stock options under the Company's Employee Stock Purchase Plan (which options are not exercisable until September 27, 1997) and excludes 14,406 shares of common stock issuable upon exercise of stock options under the Company's 1993 Stock Option Plan which are not exercisable within 60 days.

(11) Less than 0.1%

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From time to time since the Company's inception and prior to fiscal 1991, Robert P. Stiller, the Company's President, Chief Executive Officer and majority stockholder, had advanced funds to the Company to meet its working capital needs. At September 24, 1994, the Company had outstanding a note payable to Mr. Stiller, the Company's majority stockholder, totaling $416,000. The note was payable in quarterly installments of $25,000 and bore interest at 7.91%, payable monthly. The note was paid in full in April 1995. Interest paid by the Company to the majority stockholder for the year ended September 30, 1995 was $15,000.

     Mr. Stiller agreed to guarantee the repayment of the indebtedness incurred by the Company to the Central Vermont Economic Development Corporation. See Note 8 of "Notes to Consolidated
Financial Statements" for a description of the terms of such indebtedness.

    Any future transactions between the Company and its officers, directors, principal stockholders or other affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent and disinterested directors. Any loans to officers, directors, principal stockholders or affiliates of any of them will be made for bona fide business purposes, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the Company's independent and disinterested directors.


Item 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K

   (a)  Exhibits

See Index to Exhibits on Page E-1. Compensatory plans and arrangements required to be filed as exhibits are as follows:

   1.   1993 Stock Option Plan.
   2. Employment Agreement, as of July 1, 1993, between the Company and Robert P. Stiller.
   3. Employment Agreement, as of March 26, 1993, between the Company and Robert D. Britt.
   4. Employment Agreement, as of July 1, 1993, between the Company and Stephen J. Sabol.
   5. Employment Agreement, as of July 1, 1993, between the Company and Jonathan C. Wettstein.
   6.   Employment Agreement as of July 1, 1993, between the Company and
          Paul Comey.
   7. Stock Option Agreement, dated July 21, 1993, between the Company and Robert D. Britt.
   8. Stock Option Agreement, dated July 21, 1993, between the Company and Stephen J. Sabol.
   9. Stock Option Agreement, dated July 21, 1993, between the Company and Jonathan C. Wettstein.
   10. Stock Option Agreement, dated July 21, 1993, between the Company and Paul Comey.
   11. Stock Option Agreement, dated July 21, 1993, between the Company and Paul Comey.
   12. Stock Option Agreement, dated July 22, 1994, between the Company and William D. Davis.
   13. Stock Option Agreement, dated July 22, 1994, between the Company and Jules A. del Vecchio.
   14. Stock Option Agreement, dated July 22, 1994, between the Company and Ian W. Murray.
   15. Stock Option Agreement, dated December 30, 1994, between the Company and Robert D. Britt
   16. Stock Option Agreement, dated December 30, 1994, between the Company and Stephen J. Sabol
   17. Stock Option Agreement, dated December 30, 1994, between the Company and Jonathan C. Wettstein
   18. Stock Option Agreement, dated December 30, 1994, between the Company and Paul Comey
   19. Stock Option Agreement, dated November 27, 1995, between the Company and David E. Moran
   20.  First Amendment to the Green Mountain Coffee, Inc. 1993 Stock Option
          Plan
   21. First Amendment to the Stock Option Agreement, dated July 21, 1993 between the Company and Robert D. Britt
   22. First Amendment to the Stock Option Agreement, dated July 21, 1993 between the Company and Jonathan C. Wettstein
   23. First Amendment to the Stock Option Agreement, dated July 21, 1993 between the Company and Paul Comey

   (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                               SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GREEN MOUNTAIN COFFEE, INC.
                        By:  /s/ Robert P. Stiller
                             ---------------------
                             ROBERT P. STILLER
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Title                             Date
---------------------  ------------------------------------- ----------------

/s/ Robert P. Stiller  Chairman of the Board of Directors,
---------------------  President and Chief Executive Officer
ROBERT P. STILLER      (Principal Executive Officer)        December 26, 1996


/s/ Robert D. Britt    Chief Financial Officer,
---------------------  Treasurer, Secretary and Director
ROBERT D. BRITT        (Principal Financial and
                       Accounting Officer)                  December 26, 1996

STEPHEN J. SABOL*      Director                             December 26, 1996

JONATHAN C. WETTSTEIN* Director                             December 26, 1996

WILLIAM D. DAVIS*      Director                             December 26, 1996

JULES A. DEL VECCHIO*  Director                             December 26, 1996

DAVID E. MORAN*        Director                             December 26, 1996

IAN W. MURRAY*         Director                             December 26, 1996


*By:   /s/ Robert P. Stiller
       -----------------------------------
       Robert P. Stiller, Attorney-in-fact

                       GREEN MOUNTAIN COFFEE, INC.
                           INDEX TO EXHIBITS


3.1    Certificate of Incorporation of the Company1

3.2    Bylaws of the Company1

10.1 Form of Underwriter's Warrant Agreement between Green Mountain Coffee, Inc. and Gilford Securities Incorporated (with form of warrant attached)1

10.2 Commercial Loan Agreement, dated 10/22/92, among Green Mountain Coffee, Inc.*, as borrower, Fleet Bank - NH, as lender, and Robert Stiller, Green Mountain of Maine, Inc., Green Mountain of Champlain, Inc., Green Mountain Coffee Roasters Franchising Corporation, Green Mountain Filters, Inc., and Green Mountain Coffee Roasters of Connecticut, Inc., as guarantors1

       (a) Amendment to Fleet Bank - NH Commercial Loan Agreement and Loan Documents, dated August 11, 1993, among Green Mountain Coffee, Inc., as borrower, Fleet Bank - NH, as lender, and Robert Stiller, Green Mountain of Maine, Inc., Green Mountain of Champlain, Inc., Green Mountain Coffee Roasters Franchising Corporation, Green Mountain Filters, Inc., and Green Mountain Coffee Roasters of Connecticut, Inc., as guarantors1

       (b) Term Loan Promissory Note, dated August 11, 1993, from
           Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH1

       (c) Interim Bridge Loan Promissory Note, dated August 11,
           1993, from Green Mountain Coffee Roasters, Inc. to Fleet Bank NH1

       (d) Note Modification Agreement, dated August 11, 1993, between Green Mountain Coffee Roasters, Inc. to Fleet Bank NH1

       (e) Mortgage and Security Agreement, dated August 11, 1993, between Green Mountain Coffee Roasters, Inc. and Fleet
           Bank NH1

       (f) Collateral Assignment of Leasehold Interest, dated
           August 11, 1993, between Green Mountain Coffee Roasters, Inc. and Fleet Bank - NH1

       (g) Form of Mortgagee's Consent, Non-Disturbance, and Waiver between Howard Bank, N.A. and Fleet Bank -NH1

       (h) Landlord's Consent and Waiver, dated August 4, 1993, executed by Pilgrim Partnership1

       (i) Consent of Lessor executed by Pilgrim Partnership and Fleet
           Bank - NH 1

       (j) RSA 399-B Statement of Finance Charges, dated August 11,
           19931

       (k) Letter, dated August 30, 1992, from Fleet Bank - NH to
           Green Mountain Coffee Roasters, Inc.1

       (l) Third Amendment to Loan Agreement and Loan Documents, dated August 31,1993, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH, as lender, and Robert Stiller, Green Mountain of Maine, Inc., Green Mountain of Champlain, Inc., Green Mountain Coffee Roasters Franchising Corporation, Green Mountain Filters, Inc. and Green Mountain Coffee Roasters of Connecticut, Inc., as guarantors1

       (m) Term Promissory Notes, dated August 31, 1993, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH1

       (n) Fourth Amendment to Loan Agreement and Loan Documents, dated April 7, 1994, among Green Mountain Coffee Roasters, Inc., Fleet Bank - NH, and the Guarantors named therein2

       (o) Revolving Line of Credit Promissory Note, dated April 7, 1994, from Green Mountain Coffee Roasters, Inc. to Fleet Bank NH2

       (p) Term Promissory Note, dated April 7, 1994, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH2

       (q) Subordination and Standby Agreement, dated April 7, 1994, from Robert Stiller to Fleet Bank - NH, consented to by each of the subsidiaries of the Company2

       (r) Fifth Amendment to Loan Agreement and Loan Documents, dated August 15, 1994, among Fleet Bank - NH, Green Mountain Coffee Roasters, Inc., Green Mountain Coffee Roasters
           Franchising Corporation, and Green Mountain Coffee Roasters of Connecticut, Inc.3

       (s) Revolving Line of Credit Promissory Note, dated August
           15, 1994, from Green Mountain Coffee Roasters, Inc. to Fleet
           Bank - NH3

       (t) Commitment Letter to amend loan agreement and loan documents, dated February 15, 1995 among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank-NH, as lender6

       (u) Sixth Amendment to Commercial Loan Agreement and Loan Documents, dated March 31, 1995 among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank-NH, as lender7

       (v) Revolving Line of Credit Promissory Note, dated March 31, 1995, for Green Mountain Coffee Roasters, Inc., to Fleet BankNH7

       (w) Replacement Term Promissory Note, dated March 31, 1995, from Green Mountain Coffee Roasters, Inc. to Fleet Bank-NH7

       (x) Term Promissory Note Tied to Equipment Line of Credit, dated April 3, 1995, from Green Mountain Coffee Roasters, Inc., to Fleet Bank-NH7

       (y) Seventh Amendment and First Restatement of Commercial Loan Agreement, dated April 12, 1996, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH as lender10

       (z) Term Promissory Note, dated April 12, 1996, From Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH 10

      (aa) Note Modification Agreement, dated April 12, 1996, to modify Term Promissory Note dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH 10

10.3 Commitment letter, dated 7/15/93 from Fleet Bank - NH to Green Mountain Coffee, Inc. relating to increase in revolving line of credit, $623,000 term loan and $742,110 bridge loan and related matters1

10.4 Revolving Line of Credit Promissory Note, dated 10/22/92, from Green Mountain Coffee, Inc. to Fleet Bank - NH1

10.5 Term Loan Promissory Note, dated 10/22/92, from Green Mountain Coffee, Inc. to Fleet Bank - NH1

10.6 Term Promissory Note, dated 2/29/93, from Green Mountain Coffee, Inc. to Fleet Bank - NH1

10.7 Term Promissory Note, dated 3/5/93, from Green Mountain Coffee, Inc. to Fleet Bank - NH1

10.8 Term Promissory Note, dated 6/21/93, from Green Mountain Coffee, Inc. to Fleet Bank - NH1

10.9 Term Promissory Note, dated 6/21/93, from Green Mountain Coffee, Inc. to Fleet Bank - NH1

10.10 Security Agreements, dated 10/22/92, between Fleet Bank - NH and each of the following subsidiaries1

       (a)  Green Mountain Coffee, Inc.1
       (b)  Green Mountain of Maine, Inc.1
       (c)  Green Mountain of Champlain, Inc.1
       (d)  Green Mountain Coffee Roasters Franchising Corporation1
       (e)  Green Mountain Filters, Inc.1
       (f)  Green Mountain Coffee Roasters of Connecticut, Inc.1
       (g) First Restatement of Security Agreement, dated April 12, 1996, between Green Mountain Coffee Roasters, Inc. and Fleet Bank - NH 10

10.11 Guaranty Agreement, dated 10/22/92, between Fleet Bank - NH and Robert Stiller1

10.12 Guaranty Agreements, dated 10/22/92, between Fleet Bank - NH and each of the following subsidiaries1

       (a)  Green Mountain of Maine, Inc.1
       (b)  Green Mountain of Champlain, Inc.1
       (c)  Green Mountain Coffee Roasters Franchising Corporation1
       (d)  Green Mountain Filters, Inc.1
       (e)  Green Mountain Coffee Roasters of Connecticut, Inc.1

10.13  Subordination and Standby Agreement, dated 10/22/92, from
       Robert Stiller to Fleet Bank - NH, consented to by each of the subsidiaries of the Company1


10.14 Collateral Assignment of Leasehold Interests by Green Mountain Coffee, Inc. to Fleet Bank - NH1


10.15 Assignment of Trademarks from Green Mountain Coffee, Inc. in connection with the Fleet Bank - NH financing1


10.16 Subordinated Convertible Promissory Note, dated 4/23/93, from Green Mountain Coffee, Inc. to Lenox Securities, Inc., guaranteed by Robert Stiller1


10.17 Subordinated Convertible Promissory Note, dated 4/23/93, from Green Mountain Coffee, Inc. to Cathy Fine, guaranteed by Robert Stiller1


10.18 Promissory Note, dated 10/5/90, from Green Mountain Coffee, Inc. to Robert Stiller1


10.19 Financing Agreement executed 6/18/93 (Lease Agreement No. 413165254 Master Agreement No. 4131-65254) between Green Mountain Coffee, Inc., dba Green Mountain Coffee Roasters, and HewlettPackard Company1


10.20 Financing Agreement executed 6/18/93 (Lease Agreement No. 413165256 Master Agreement No. 4131-65254) between Green Mountain Coffee, Inc., dba Green Mountain Coffee Roasters, and HewlettPackard Company1


10.21 Resolution adopted by The Vermont Economic Development Authority ("VEDA") on June 25, 1993 with respect to proposed $300,000 loan to Green Mountain Coffee, Inc. together with Letter dated 6/29/93 from VEDA to Green Mountain Coffee, Inc. and Letter dated 7/2/93 from Green Mountain Coffee, Inc. to VEDA relating thereto1

       (a) Loan Agreement, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.1

       (b) Note, dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to VEDA1

       (c) Security Agreement, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.1

       (d) Guaranty Agreements, dated August 11, 1993, between VEDA and
            (i) Robert Stiller and Christine Stiller,(ii) Green
            Mountain Coffee of Maine, Inc., (iii) Green Mountain of Champlain, Inc., (iv) Green Mountain Coffee Roasters
            Franchising Corporation, Inc., (v) Green Mountain Filters, Inc. and (vi) Green Mountain Coffee Roasters of Connecticut, Inc.1

       (e) Subordination Agreement, dated August 11, 1993, between VEDA and Robert Stiller1

       (f) Form of Escrow Agreement among VEDA, Fleet Bank - NH and Green Mountain Coffee Roasters, Inc.1

       (g) Collateral Assignment of Lease, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.1

       (h) Agreement to Assignment, Consent and Disclaimer, dated August 4, 1993, executed by Pilgrim Partnership1

       (i) Mortgage Deed, dated August 11, 1993, executed by Green Mountain Coffee Roasters, Inc.1

       (j) Mortgagee's Consent, Non-Disturbance and Waiver, dated August 11, 1993, between Howard Bank, N.A. and VEDA1

       (k)  Form of Intercreditor Agreement between VEDA and Fleet
            Bank - NH1

10.22 U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to proposed $766,000 loan to Green Mountain Coffee, Inc. together with Letters dated 7/14/93 and 7/19/93 from SBA to Central Vermont Economic Development Corporation relating thereto1

       (a) Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation4

       (b) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administra tion of Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation4

       (c) Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation4

       (d) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business
           Administration of Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation4

       (e) "504" Note, dated September 30, 1993, in the amount of
           $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation, as amended, including Servicing Agent Agreement among Green Mountain Coffee Roasters, Inc. and Colson Services Corp.5

       (f) Assignment, dated September 30, 1993, by Central Vermont
           Economic Development Corporation to Small Business Administration of "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to
           Central Vermont Economic Development Corporation4

       (g) Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation 4

       (h) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business
           Administration of Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development
           Corporation 4

       (i) Letter Agreement, dated October 1, 1993, among Central
           Vermont Economic Development Corporation, Green Mountain Coffee Roasters, Inc. and Small Business Administration, amending the Authorization and Debenture Guaranty among Small Business Administration, Central Vermont Economic Development
           Corporation, and Green Mountain Coffee Roasters, Inc. 4

       (j) Development Company 504 Debenture, issued October 14,
           1993, for principal amount of $766,000, by Central Vermont Economic Development Corporation to Harris Trust of New York, as Trustee4

10.23 Lease Agreement, dated 9/6/89, between Green Mountain Coffee Roasters of Connecticut, Inc. and Seyburt Associates Limited Partnership with Addendum thereto1

       (a) Guaranty of Lease, dated 9/6/89, by Green Mountain Coffee, Inc.1

       (b) First Amendment to Lease, dated as of 1/1/92, between F.P., Inc. and Green Mountain Coffee Roasters of Connecticut, Inc., d/b/a Green Mountain Coffee Roasters, with Affirmation of Guaranty by Green Mountain Coffee Roasters of Connecticut, Inc.1

       (c) Promissory Note, dated 1/1/92, for $16,897, from Green Mountain Coffee Roasters of Connecticut, Inc. to FP, Inc., guaranteed by Green Mountain Coffee, Inc.1

       (d) Lease Addendum, dated 3/13/92, between Green Mountain Coffee Roasters and Cambridge Realty Partners Limited Partnership, as agent of F.P., Inc.1

       (e) Third Amendment to Retail Lease Agreement, dated as of
           10/30/92, between F.P., Inc. and Green Mountain Coffee Roasters of Connecticut, Inc., d/b/a Green Mountain Coffee Roasters, with Affirmation of Guaranty of Lease by Green Mountain Coffee, Inc.1

       (f) Promissory Note, dated 10/30/92, from Green Mountain
           Coffee Roasters of Connecticut, Inc. to FP, Inc., guaranteed by Green Mountain Coffee, Inc.1

       (g) Tenant Estoppel Certificate, dated 10/30/92, to F.P., Inc.1

10.24 Lease Agreement, dated 6/3/83, between Pizzagalli Development Company and Green Mountain Coffee, Inc.1

       (a) First Amendment to Lease Agreement, dated 10/10/83, between Pizzagalli Development Company and Green Mountain Coffee, Inc.1

       (b) Second Amendment to Lease Agreement, dated 12/17/91, between Pizzagalli Development Company and Green Mountain Coffee, Inc.1

       (c) Third Amendment to Lease Agreement, dated 5/18/92, between Pizzagalli Development Company and Green Mountain Coffee, Inc.1

       (d) Sublease, dated 12/17/91, between Green Mountain Coffee, Inc. and Bagelworks1

       (e) Letter of Agreement, dated 12/17/91, between Green
           Mountain Coffee, Inc. and Bagelworks1

       (f) Consent to Sublease and Agreement, dated 12/17/91, between Pizzagalli Development Company, Green Mountain Coffee, Inc. and Bagelworks, Inc.1

       (g) Attornment Agreement, dated 11/21/91, between Pizzagalli Development Company and Maine Bagelworks, Inc.1

10.25 Standard Form Lease, dated 10/18/89, between The Carbo Company and Green Mountain of Maine, Inc.1

       (a) First Amendment to Lease Agreement between The Carbo
           Company and Green Mountain of Maine, Inc., dated 5/22/931

10.26 Lease, dated 3/11/93, between Douglas M. Potter and Green Mountain Coffee Roasters1

10.27 Standard Shopping Center Lease, dated 12/2/87, between Pyramid Champlain Company and Green Mountain of Champlain, Inc., dba Green Mountain Coffee Roasters1

       (a) Stipulation of Term of Lease, dated 1/26/89, between
           Pyramid Champlain Company and Green Mountain of Champlain,
           Inc.1

10.28 Lease Agreement, dated 9/6/89, between Brothers Building Company, Inc. and Green Mountain Coffee Roasters, Inc.1

10.29 Champlain Mill Shopping Center Lease, dated 7/17/81, between Champlain Mill Associates and Green Mountain Coffee Roasters Inc.1

       (a) Letters dated 4/21/86, 7/14/86 and 7/18/86, renewing
           Lease1

       (b) Letters dated 7/17/91 and 7/29/91 renewing Lease1

10.30 Lease Agreement, dated 11/9/84, between Stephen Van Esen and Green Mountain Coffee Roasters, Inc.1

       (a) Amendment to Lease, dated 12/1/881
       (b) Letter dated 9/8/89 extending Lease1
       (c) Letter dated 10/7/91 extending Lease1

10.31 Lease Agreement, dated 7/26/90, between Stephen Van Esen and Green Mountain Coffee Roasters1


10.32 Lease Agreement, dated 2/20/92, between Pilgrim Partnership and Green Mountain Coffee Roasters1

       (a) Letter dated 5/19/92 amending Lease1

10.33 Lease Agreement, dated 4/28/93, between Pilgrim Partnership and Green Mountain Coffee, Inc.1

       (a) Addendum to Lease Agreement, dated 4/28/931
       (b) Lease Amendment dated August 16, 19934

10.34 Lease Agreement, dated 8/ /87, between Bidwell Street Properties and Green Mountain Coffee Roasters and Lease Agreement, dated 11/17/87, between Bidwell St. Properties and Green Mountain Coffee Roasters1

       (a) Lease Agreement, dated 11/10/89, between Bidwell Street Properties and Green Mountain Coffee Roasters1

       (b) Lease Agreement, dated 10/29/90, between Bidwell
           Properties and Green Mountain Coffee Roasters1

       (c) Lease Agreement, dated 10/24/92, between Bidwell
           Properties and Green Mountain Coffee Roasters1

       (d) Letter dated 7/21/93 from Bidwell Properties to Green
           Mountain Coffee Roasters confirming terms of lease1

10.35  Real Estate Lease, dated 1/1/93, between Steele Management
       Limited and Green Mountain Coffee Inc.1

10.36 1993 Stock Option Plan of the Company, as revised, with Form of Incentive Stock Option1

10.37  Employee Stock Purchase Plan with Form of Participation
       Agreement1

10.38  Stock Award Plan, as revised, with form of Stock Award Agreement1

10.39  Employment Agreement of Robert P. Stiller dated July 1, 19931

       (a) Letter, dated August 1, 1993, amending Employment Agreement1

10.40  Employment Agreement of Robert D. Britt dated March 26, 19931

10.41  Employment Agreement of Stephen J. Sabol dated as of July 1, 19931

10.42  Employment Agreement of Paul Comey dated as of July 1, 19931

10.43  Employment Agreement of Claudette G. Lauren dated as of July 1,
       19931

       (a) Letter, dated August 1, 1993, amending Employment Agreement1

10.44  Employment Agreement of Jonathan C. Wettstein dated as of July 1,
       19931

10.45 Stock Option Agreement, dated July 21, 1993, between the Company and Robert D. Britt1

10.46 Stock Option Agreement, dated July 21, 1993, between the Company and Agnes M. Cook1

10.47 Stock Option Agreement, dated July 21, 1993, between the Company and Paul Comey1

10.48 Stock Option Agreement, dated July 21, 1993, between the Company and Paul Comey1

10.49 Stock Option Agreement, dated July 21, 1993, between the Company and Claudette G. Lauren1

10.50 Stock Option Agreement, dated July 21, 1993, between the Company and James K. Prevo1

10.51 Stock Option Agreement, dated July 21, 1993, between the Company and Stephen J. Sabol1

10.52 Stock Option Agreement, dated July 21, 1993, between the Company and Jonathan C. Wettstein1

10.53 Stock Option Agreement, dated July 21, 1993, between the Company and Susan Bain Williams1

10.54 Lease Agreement, dated 9/27/93, between Green Mountain Coffee Roasters, Inc. and Dianne S. Hall Preliminary executrix of the estate of Darrell B. Hall4

10.55 Lease, dated October 9, 1992, between Deer Street Associates and Green Mountain Coffee of N.H., Inc. (sic)4

       (a) 1st Amendment to Lease, dated April 23, 19934

10.56 Lease, dated November 11, 1993, between Julie Kumin-Hachman and Green Mountain Coffee Roasters, Inc.4

10.57 Lease, dated April 20, 1994, between Harris Bank - Naperville and Green Mountain Coffee Roasters, Inc.3

10.58 Lease, dated April 20, 1994, between Martin A. Summerfield and Green Mountain Coffee Roasters, Inc.3

10.59 Stock Option Agreement, dated July 22, 1994, between the Company and William D. Davis8

10.60 Stock Option Agreement, dated July 22, 1994, between the Company and Jules A. del Vecchio8

10.61 Stock Option Agreement, dated July 22, 1994, between the Company and Ian W. Murray8

10.62 Stock Option Agreement, dated December 30, 1994, between the Company and Robert D. Britt9

10.63 Stock Option Agreement, dated December 30, 1994, between the Company and Stephen J. Sabol9

10.64 Stock Option Agreement, dated December 30, 1994, between the Company and Jonathan C. Wettstein9

10.65 Stock Option Agreement, dated December 30, 1994, between the Company and Paul Comey9

10.66 Stock Option Agreement, dated November 27, 1995, between the Company and David E. Moran

10.67  First Amendment to the Green Mountain Coffee, Inc. 1993 Stock
       Option Plan

10.68 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Robert D. Britt

10.69 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Paul Comey

10.70 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Jonathan C. Wettstein

11     Net Income (Loss) per share calculation

21     List of Subsidiaries of the Company

24     Powers of Attorney

27     Financial Data Schedule

_________________________

* References to Green Mountain Coffee, Inc. are to the Vermont corporation which, on or about July 26, 1993, is known as Green Mountain Coffee Roasters, Inc.

-------------------------
Notes

1. Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993

2. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 9, 1994, filed on May 24, 1994

3. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 24, 1994, filed on December 8, 1994

4. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993

5. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 16 weeks ended January 15, 1994, filed on February 25, 1994

6. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 16 weeks ended January 14, 1995, filed on February 25, 1995

7. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 8, 1995, filed on May
   23, 1995

8. Incorporated by reference to the corresponding exhibit number in Amendment No. 1 to the Annual
   Report on Form 10-KSB/A for the fiscal year ended
   September 24, 1994, filed on December 16, 1994

9. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, filed on December 28, 1996

10.Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 13, 1996, filed May 28,
   1996.

                        GREEN MOUNTAIN COFFEE, INC.
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Report of Independent Accountants..................................... F-2

Financial Statements:

   Consolidated balance sheet at September 28, 1996 and
     September 30, 1995............................................... F-3

   Consolidated statement of operations for the three years ended
     September 28, 1996............................................... F-4

   Consolidated statement of changes in stockholders' equity for three years ended September 28, 1996............................  F-5

   Consolidated statement of cash flows for the three years
     years ended September 28, 1996..................................  F-6

   Notes to consolidated financial statements........................  F-7

Report of Independent Accountants


To the Board of Directors and
Stockholders of Green Mountain Coffee, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee, Inc. and its subsidiary at September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









PRICE WATERHOUSE LLP


Boston, Massachusetts
November 11, 1996

                        GREEN MOUNTAIN COFFEE, INC.
                        CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands except share data)

                                             September 28,      September 30,
                                                 1996               1995
                                             ------------       ------------
    ASSETS
Current assets:
  Cash and cash equivalents...............   $      551         $     310
  Receivables, less allowances of $80
    at September 28, 1996 and $63 at
    September 30, 1995....................        2,778             2,660
  Inventories.............................        3,276             2,766
  Other current assets....................          627               377
  Deferred income taxes, net..............          516               115
                                             ----------         ---------
      Total current assets................        7,748             6,228

  Fixed assets, net.......................        8,715             8,127
  Other long-term assets, net.............          394               235
  Deferred income taxes, net..............          386               975
                                             ----------         ---------
                                             $   17,243         $  15,565
                                             ----------         ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.......   $      947         $     618
  Current portion of obligation
    under capital lease...................          114                68
  Revolving line of credit................          508             1,720
  Accounts payable........................        3,002             2,751
  Accrued payroll.........................          480               170
  Accrued expenses........................          264               156
                                             ----------         ---------
    Total current liabilities.............        5,315             5,483
                                             ----------         ---------

Long-term debt............................        2,911             2,351
                                             ----------         ---------
Obligation under capital lease............          144               209

Commitments (Notes 8 and 12)

Stockholders' equity:
  Common stock, $0.10 par value:
    Authorized - 10,000,000 shares;
    issued and outstanding -
    3,417,306 shares at September 28, 1996 and
    3,399,795 shares at September 30, 1995          342               340
  Additional paid-in capital    ..........       12,508            12,421
  Accumulated deficit.....................       (3,977)           (5,239)
                                             ----------        ----------
    Total stockholders' equity............        8,873             7,522
                                             ----------        ----------
                                             $   17,243        $   15,565
                                             ----------        ----------


      The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                         GREEN MOUNTAIN COFFEE, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except share data)

                                                   Year ended
                                   ------------------------------------------
                                   September 28,  September 30,  September 24,
                                       1996           1995           1994
                                   ------------   ------------   ------------
Net sales.......................   $   38,347     $   34,024     $   22,082
Cost of sales...................       22,817         21,738         13,513
                                   ----------     ----------     ----------
   Gross profit.................       15,530         12,286          8,569

Selling and operating expenses..       10,471          9,529          8,722
General and administrative
 expenses.......................        3,132          2,578          2,605
                                   ----------     ----------     ----------
   Income (loss) from operations        1,927            179         (2,758)

Other income (expense)..........          (21)           (24)            75
Interest expense................         (422)          (399)          (232)
                                   ----------     ----------     ----------
Income (loss) before income taxes       1,484           (244)        (2,915)

Income tax benefit (expense)....         (222)            26            557
                                   ----------     ----------     ----------
   Net income (loss)............   $    1,262     $     (218)    $   (2,358)
                                   ----------     ----------     ----------
Net income (loss) per share.....   $     0.37     $    (0.06)    $    (0.70)
                                   ----------     ----------     ----------
Weighted average shares
  outstanding...................    3,427,610      3,383,529      3,377,682
                                   ----------     ----------     ----------


      The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                        GREEN MOUNTAIN COFFEE, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the years ended September 28, 1996,
                 September 30, 1995 and September 24, 1994
                 (Dollars in thousands except share data)

                                                 Addit-               Total
                                                 ional   Accumu-    stock-
                                        Common   paid-in lated     holders'
                              Shares    stock    capital deficit    equity
                            ---------   ------   ------- -------    -------
Balance at
  September 25, 1993.....  3,376,286   $ 338    $12,353  $(2,663)   $10,028
Additional issuance costs
  from initial public
  offering...............         -      -        (46)        -          (46)
Issuance of common stock
  under stock award plan       2,442     -         22         -           22
Issuance of common stock
  under employee stock
  purchase plan..........      4,757     -         21         -           21
Net loss.................         -      -          -     (2,358)     (2,358)
                           ---------   -----     -----   -------     -------
Balance at
  September 24, 1994.....  3,383,485     338    12,350    (5,021)      7,667
Issuance of common stock
  under employee stock
  purchase plan..........     16,310       2        71       -            73
Net loss.................          -       -         -      (218)       (218)
                           ---------    ----    ------    ------      ------
Balance at
  September 30, 1995.....  3,399,795     340    12,421    (5,239)      7,522
Issuance of common stock
  under employee stock
  purchase plan..........     17,511       2        87       -            89
Net income...............        -         -           -   1,262       1,262
                           ---------   -----    -------   ------      ------
Balance at
  September 28, 1996.....  3,417,306   $ 342   $ 12,508  $(3,977)    $ 8,873
                           ---------  ------   --------  -------     -------


      The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                       GREEN MOUNTAIN COFFEE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)


                                                 Year ended
                                   ------------------------------------------
                                   September 28,  September 30,  September 24,
                                       1996           1995           1994
                                   ------------   ------------   ------------
Cash flows from operating
  activities:
   Net income (loss).............  $     1,262    $      (218)   $    (2,358)
   Adjustments to reconcile net
     income (loss) to net cash
     provided by (used for)
     operating activities:
        Depreciation and
          amortization...........        2,026          1,624          1,239
        Loss on disposal of fixed
          assets.................           47             15              6
        Provision for (recovery
          of) doubtful accounts..          156            157             (9)
        Deferred income taxes....          188            (26)          (557)
        Changes in assets and
         liabilities:
           Receivables...........         (274)        (1,324)          (607)
           Inventories...........         (510)          (359)          (981)
           Other current assets..         (250)           (57)           (96)
           Other long-term
             assets, net.........         (180)           (97)          (103)
           Accounts payable......          251            758           (235)
           Accrued payroll.......          310           (131)            70
           Accrued expenses......          108            (47)          (366)
                                   -----------       --------       --------
           Net cash provided by
             (used for) operating
             activities..........        3,134            295         (3,997)
                                   -----------       --------       --------
Cash flows from investing
  activities:
   Expenditures for fixed assets..      (2,519)        (1,602)        (4,323)
   Proceeds from disposals of
     fixed assets................           59              -             24
                                   -----------       --------       --------
       Net cash used for
         investing activities....       (2,460)        (1,602)        (4,299)
                                   -----------       --------       --------
Cash flows from financing activities:
   Proceeds from issuance of
     long-term debt..............        1,509            286          2,482
   Repayment of long-term debt...         (729)          (594)        (2,438)
   Principal payments under capital
     lease obligation............          (90)            (5)
   Net change in revolving line of
     credit......................       (1,212)         1,720         (1,108)
   Repayment of note payable to
     stockholder.................           -            (416)          (125)
   Issuance of common stock, net of
     issuance costs................         89             73          9,760
                                       --------        -------        ------
         Net cash provided by (used
           for) financing activities      (433)         1,064          8,571
                                       -------         -------        ------
Net increase (decrease) in cash and
  cash equivalents.................        241           (243)           275
Cash and cash equivalents at
  beginning of year................        310            553            278
                                       -------         -------        -------
Cash and cash equivalents at end of
  year.............................        551            310            553
                                      --------         ------          ------
Supplemental disclosures of cash
  flow information:
   Cash paid for interest..........  $     401        $   382        $   224
   Cash paid for income taxes......  $       5        $     8        $     9



      The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

1.   NATURE OF BUSINESS AND ORGANIZATION

The accompanying consolidated financial statements include the accounts of Green Mountain Coffee, Inc. (the "Company") and its wholly-owned subsidiary, Green Mountain Coffee Roasters, Inc. All significant intercompany transactions and balances have been eliminated.

The Company purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the northeastern United States. The majority of the Company's revenue is derived from its wholesale operation which services fine dining, supermarket, specialty food store, convenience store, food service, hotel, university, travel and office coffee service customers. The Company also has a direct mail operation servicing customers nationwide and currently operates twelve company-owned retail stores in Vermont, Connecticut, Illinois, Maine, Massachusetts, New Hampshire and New York.

The Company's fiscal year ends on the last Saturday in September. Fiscal 1996 and fiscal 1994 represent the years ended September 28, 1996 and September 24, 1994, respectively, and consist of 52 weeks. Fiscal 1995 represents the year ended September 30, 1995 and consists of 53 weeks.


2.   SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates market. The Company does not believe that it is subject to any unusual credit and market risk.

Inventories
-----------
Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out method.

Options on Futures Contracts
----------------------------
The Company enters into options contracts on coffee futures to hedge against potential increases in the price of green coffee beans. The resulting gain or loss from the sale of an option is applied to reduce or increase cost of goods sold, as applicable. For the years ended September 28, 1996, September 30, 1995 and September 24, 1994, the Company recognized gains (losses) of $(37,000), $(9,000) and $76,000, respectively, on hedging-related transactions. There were no open future contracts at September 28, 1996. Cash flows from the option transactions are classified with the related inventory.

Advertising
-----------
The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense totaled $1,427,000, $1,385,000 and $1,769,000 for the years ended September 28, 1996, September 30, 1995 and September 24, 1994, respectively.

Fixed Assets
------------
Fixed assets are recorded at cost. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Depreciation of fixed assets is provided using the straight-line method.

Equipment under capital leases is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment.

In order to facilitate sales, the Company follows an industry-wide practice of purchasing and loaning coffee brewing and related equipment to wholesale customers.

Revenue Recognition
-------------------
Revenue from wholesale and mail order sales is recognized upon product shipment. Revenue from retail sales is recognized upon sale to customers.

Income Taxes
------------
The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Income (loss) Per Share
-----------------------
Income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares represent the net additional shares resulting from the assumed exercise of outstanding stock options calculated using the "treasury stock" method.

Statement of Cash Flows
-----------------------
Following is a summary of noncash investing and financing activities:

During fiscal 1996, the Company financed approximately $109,000 for the purchase of five service vehicles.

During fiscal years 1996 and 1995, capital lease obligations of approximately $71,000 and $282,000 respectively, were incurred when the Company entered into leases for office and loaner equipment.

During fiscal 1995, approximately $61,000 of accrued use tax on production machinery, which had been capitalized in fiscal 1994, was reversed as a result of the State of Vermont determining that the Company qualified as a manufacturer.

Financial Instruments
---------------------
The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 28, 1996.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at September 28, 1996 and September 30, 1995, and the reported amounts of revenues and expenses during the three years in the period ended September 28, 1996. Actual results could differ from these estimates.

Significant Customer and Supply Risk
------------------------------------
The Company has one customer which accounted for 12.1% and 10.4% of net sales in the years ended September 28, 1996 and September 30, 1995, respectively. During the year ended September 24, 1994, no customer accounted for more than 10% of the Company's net sales. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various industries comprising the Company's customer base. Ongoing credit evaluations of customers' payment history are performed, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

The high-quality arabica coffees the Company purchases as its primary raw material are subject to supply and cost volatility caused by natural, political and other factors which typically affect agricultural products.

New Accounting Pronouncement
----------------------------
In October 1995, the Financial Accounting Standards Board issued SFAS 123 ,"Accounting for Stock-Based Compensation." SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for stock-based compensation which requires the recording of compensation expense in the financial statements. Companies electing not to adopt this fair value approach are required to disclose the effect on results of operations and earnings per share had the Company adopted the fair value approach. SFAS 123 will apply to the Company for fiscal year 1997, however, the disclosure requirement will include the effects of all awards granted in fiscal year 1996. The Company expects to retain its current method of accounting for stock-based compensation plans, and therefore, the adoption of SFAS 123 will have no impact on the Company's financial position or results of operations.

Reclassifications
-----------------
Certain reclassifications of prior year balances have been made to conform to the current presentation.


3.   INVENTORIES

Inventories consist of the following:

                                                September 28,   September 30,
                                                    1996            1995
                                                ------------    ------------
Raw materials and supplies................      $  1,291,000    $  1,025,000
Finished goods............................         1,985,000       1,741,000
                                                ------------    ------------
                                                $  3,276,000    $  2,766,000
                                                ------------    ------------


4.   FIXED ASSETS

Fixed assets consist of the following:

                               Useful Life      September 28,   September 30,
                                 in Years           1996            1995
                               -----------      ------------    ------------
Leasehold improvements........   5 - 10         $  2,389,000    $  2,150,000
Production equipment..........   5 - 10            4,456,000       4,095,000
Office equipment..............   4 - 10            3,774,000       3,186,000
Equipment on loan to
  wholesale customers            3 - 5             4,503,000       3,808,000
Vehicles......................   2 - 4               230,000         132,000
Construction-in-progress......................       499,000         102,000
                                                 -----------      ----------
  Total fixed assets..........................    15,851,000      13,473,000

  Accumulated depreciation....................    (7,136,000)     (5,346,000)
                                                ------------    ------------
                                                $  8,715,000    $  8,127,000
                                                 -----------    ------------

Included in office equipment and equipment on loan to wholesale customers at September 28, 1996 and September 30, 1995 are items recorded under a capital lease of $353,000 and $282,000 respectively. Amortization of these items is included in depreciation expense.

Depreciation expense totaled $2,005,000, $1,607,000, and $1,229,000 for the years ended September 28, 1996, September 30,
1995 and September 24, 1994, respectively.


5.   RELATED PARTIES

Note Payable to Stockholder
---------------------------
At September 24, 1994, the Company had outstanding a note payable to the Company's majority stockholder totaling $416,000. The note was payable in quarterly installments of $25,000 and bore interest at 7.91%, payable monthly. The note was paid in full in April 1995. Interest paid by the Company to the majority stockholder for the years ended September 30, 1995 and September 24, 1994 was $15,000 and $36,000, respectively.


6.   INCOME TAXES

The provision (benefit) for income taxes consists of:


                                September 28,    September 30,   September 24,
                                    1996             1995            1994
                                ------------     ------------    ------------
Current tax expense:
  U.S. federal..............    $    447,000     $     -         $     -
  State.....................         120,000           10,000          -
  Benefit of net operating
    loss carryforwards......        (533,000)         (10,000)         -
                                ------------     ------------   ------------
    Total current...........          34,000           -               -
                                ------------     ------------   ------------
Deferred tax expense (benefit)
  U.S. federal..............         515,000          (52,000)    (1,029,000)
  State.....................      (2,605,000)          (4,000)      (217,000)
                                ------------     ------------    -----------
Total deferred..............      (2,090,000)         (56,000)    (1,246,000)

Tax asset valuation allowance      2,278,000           30,000        689,000
                                ------------     ------------    -----------
   Total tax expense (benefit)  $    222,000     $    (26,000)   $  (557,000)
                                ------------     ------------    -----------

SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Deferred tax assets (liabilities) consist of the following:

                                               September 28,    September 30,
                                                   1996             1995
                                               ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards...........  $  1,744,000     $  2,101,000
  Investment tax credits.....................        54,000           54,000
  Vermont manufacturers investment tax credit     2,627,000                -
  Section 263A adjustment....................        91,000          214,000
  Other reserves and  temporary differences..       107,000           71,000
                                               ------------     ------------
  Gross deferred tax  assets.................     4,623,000        2,440,000

  Deferred tax asset valuation allowance         (3,503,000)      (1,225,000)

Deferred tax liability:
  Depreciation...............................      (218,000)        (125,000)
                                               ------------     ------------
 Net deferred tax assets....................   $    902,000     $  1,090,000
                                               ------------     ------------


At September 28, 1996, the Company has net operating loss carryforwards and investment tax credits for federal income tax reporting purposes of $3,599,000 and $54,000, respectively, which will expire between 1997 and 2009. In addition, in November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993 and June 30, 1996, which will expire in 2005. The resulting deferred tax asset, which is fully offset by a valuation allowance, is reflected in the above table net of the federal tax effect.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence as prescribed in SFAS 109, of the amount which is more likely than not to be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased. Also, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of loss carryforwards which could be utilized, and restrictions on the utilization of investment tax credit carryforwards.

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed using the U.S. Federal
Statutory rate of 35% is as follows:

                                  September 28,   September 30,  September 24,
                                      1996            1995           1994
                                  ------------    ------------   ------------
Tax at U.S. Federal
 Statutory rate................   $    519,000    $    (85,000)  $ (1,020,000)
Increase (decrease) in rates
 resulting from:
    Other nondeductible items..         22,000          33,000          6,000
    State taxes, net of
     federal benefit...........     (2,597,000)         (4,000)      (232,000)
    Deferred tax asset
     valuation allowance.......      2,278,000          30,000        689,000
                                  ------------    ------------    -----------
Tax at effective rates.........   $    222,000    $    (26,000)   $  (557,000)
                                  ------------    ------------   ------------


7.   REVOLVING LINE OF CREDIT

The Company maintains a revolving line of credit agreement under a comprehensive credit facility ("credit facility") with Fleet Bank - NH ("Fleet"). Borrowings under the agreement are limited to $3,000,000 under a borrowing base formula and are secured by substantially all of the Company's assets. In April 1996, the Company amended the credit facility which extended the availability of the line of credit through February 28, 1998, and reduced the interest rate on the revolving line of credit, subject to the election of the Company, to the lesser of Fleet's variable base lending rate (8.25% at September 28, 1996) or 250 basis points above the LIBOR rate up to 30 days. The terms of the credit facility also provide for the maintenance of specified financial ratios and restrict certain transactions, including a prohibition from paying any dividends without prior bank approval. The Company was in compliance with these covenants at September 28, 1996.

The principal amount outstanding on the revolving line of credit at September 28, 1996 and September 30, 1995 was $508,000 and
$1,720,000, respectively.


8.   LONG-TERM DEBT

                                               September 28,    September 30,
                                                   1996             1995
                                               ------------     ------------
Facility and Equipment Term Loan.............  $  2,827,000     $  1,839,000
Central Vermont Economic Development
  Corporation Debenture......................       600,000          665,000
Vermont Economic Development Authority
  Promissory Note............................       182,000          222,000
Computer Equipment Installment Loans.........       153,000          219,000
Service Vehicle Installment Loans............        96,000           24,000
                                               ------------     ------------
                                                  3,858,000        2,969,000

Less - current portion.......................       947,000          618,000
                                               ------------     ------------
                                               $  2,911,000     $  2,351,000
                                               ------------     ------------

Facility and Equipment Term Loans
---------------------------------
As part of the credit facility, the Company has financed fixed asset purchases under five term loans which are secured by a senior lien on substantially all of the Company's assets and by a security interest in the fixed assets for which the borrowings are made. Under the amended credit facility, the existing equipment line of credit was eliminated and the Company was able to borrow an additional $1,500,000 under a new five-year promissory note to be repaid in equal monthly principal installments. The interest rate on all term loans under the credit facility was reduced to the lesser of 25 basis points above the variable Fleet base rate or 275 basis points above the LIBOR rate for maturities of up to one year (8.2% at September 28, 1996). The original terms of the loans range from 56 to 84 months and are being repaid in equal monthly payments totalling approximately $60,600 plus interest.

Central Vermont Economic Development Corporation Debenture
----------------------------------------------------------
The debenture from the Central Vermont Economic Development Corporation (CVEDC) is guaranteed by the U.S. Small Business Administration. The debenture term is ten years and requires equal monthly principal and interest payments of approximately $8,500 and carries a fixed interest rate of 5.812%. The debenture is secured by a secondary security interest in the related fixed assets and is guaranteed by the majority stockholder of the Company. Additional guarantees will be required of any stockholder obtaining more than 20% ownership of the Company.

Vermont Economic Development Authority Promissory Note
------------------------------------------------------
The Vermont Economic Development Authority promissory note is payable in monthly principal and interest installments of approximately $4,300 over seven years, with an interest rate of 5.5%. The note is secured by a secondary security interest in the related fixed assets and contains covenants related to restrictions on prepayments of certain portions of the Company's remaining outstanding debt as defined in the underlying agreement. The Company was in compliance with these covenants at September 28, 1996.

Computer Equipment Installment Loans
------------------------------------
The computer equipment installment loans notes bear interest at 8.69%, and require monthly installments of principal and interest totaling approximately $7,600 through September 1998.

Service Vehicle Installment Loans
---------------------------------
The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. The notes bear interest at rates between 4.8% and 7.4% and require monthly installments of principal and interest totaling approximately $3,500 through February 2000.

Maturities
----------
Maturities of long-term debt for years subsequent to September
28, 1996 are as follows:

    Fiscal Year
    -----------
      1997...............................     $    947,000
      1998...............................          943,000
      1999...............................          835,000
      2000...............................          581,000
      2001...............................          314,000
      Thereafter.........................          238,000
                                              ------------
                                              $  3,858,000
                                              ------------


9.   EMPLOYEE COMPENSATION PLANS

Stock Option Plans
------------------
Prior to the establishment on September 21, 1993 of the employee stock option plan (the "1993 Plan"), the Company granted to certain key management employees, individual non-qualified stock option agreements to purchase shares of the Company's common stock. All such options presently outstanding are fully vested and had an original expiration date after the fifth anniversary following the date of grant or earlier if employment terminates. Effective July 26, 1996, the term of 141,440 of such options was extended for an additional five years. The exercise price of these options exceeded the fair market value of the common stock at the date of the extension. At September 28, 1996, 212,166 options were outstanding under these individual agreements.

The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 75,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996, and subject to approval by a majority of stockholders at the next Annual Stockholders' Meeting, the total number of shares of authorized common stock to be made available under the 1993 Plan was increased to 275,000. The option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. The option price for each nonqualified stock option shall not be less than 85% of the fair market value of the common stock at the date of grant. Options under the Plan become exercisable over periods determined by the Board of Directors at a rate generally not to exceed 25% per year beginning with the first anniversary of the date of grant. At September 28, 1996 and September 30, 1995, options for 196,005 and 9,565 shares of common stock were available for grant under the plan, respectively.

On April 21, 1994, the Company entered into a marketing consulting agreement (the "Agreement") and granted 50,000 non-qualified options (separate from the 1993 Plan) to the consultant. The exercise price of the options is equal to the market value of the Company's common stock determined on the date of vesting and has an expiration date of two years following the earlier of the termination or expiration of the Agreement. Upon execution of the agreement, 20,000 of the options vested at an exercise price of $6.88 each, and 5,000 additional options were to vest at the end of each 6 month period over the term of the Agreement up to a maximum of 50,000 options in the aggregate. On October 21, 1994, 5,000 additional options vested under the Agreement at an exercise price of $6.50. The remaining 25,000 options were cancelled prior to the next scheduled vesting date as a result of the termination of the Agreement.
Option activity is summarized as follows:

                                                Number       Option price
                                               of shares       per share
                                               ---------     ------------
Outstanding at September 25, 1993............    271,101     $ 2.55 - 8.02
    Granted..................................     65,000     $ 6.00 - 6.88
    Exercised................................       -           -
    Cancelled................................    (47,148)    $ 2.55
                                                 -------
Outstanding at September 24, 1994............    288,953     $ 2.55 - 8.02
    Granted..................................     59,684     $ 8.50
    Exercised................................       -           -
    Cancelled................................    (34,248)    $ 8.50
                                                 -------
Outstanding at September 30, 1995............    314,389     $ 2.55 - 8.50
    Granted..................................     18,400     $ 6.25 - 8.50
    Exercised................................       -           -
    Cancelled................................    (16,627)    $ 8.02 - 8.50
                                                 -------
Outstanding at September 28, 1996............    316,162     $ 2.55 - 8.50
                                                 -------

At September 28, 1996, 60,022 of these options were not exercisable.

Employee Stock Purchase Plan
----------------------------
On September 21, 1993, the Company approved the adoption of an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company reserved 75,000 shares of common stock for purchase by eligible employees. The Purchase Plan provides for five annual offerings of 15,000 shares of common stock per offering, plus any unissued shares from prior fiscal years. Each participating employee has the option to purchase a maximum number of shares equal to 10% of the participant's base pay, divided by 85% of the market value of the common stock at such time, subject to a pro rata reduction of shares if the annual aggregate maximum number of shares offered by the Company would otherwise be exceeded. On September 24, 1994, 4,757 options were exercised under the fiscal 1994 offering, generating proceeds to the Company of $21,000. On September 30, 1995, 16,310 options were exercised under the fiscal 1995 offering, generating proceeds to the Company of $73,000. On September 28, 1996, 17,511 options were exercised under the fiscal 1996 offering, generating proceeds to the Company of $89,000.

For the fiscal 1997 offering there are outstanding options to purchase 20,273 shares under the Purchase Plan at a maximum exercise price of $6.06. The ultimate purchase price of the underlying shares of common stock is 85% of the fair market value of the common stock at the beginning or end of the fiscal year, whichever is less.


10.   DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company with one year or more of service who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 5% of their salary. Company contributions to the plan amounted to $73,000, $52,000 and $29,000 for the years ended September 28, 1996, September 30, 1995 and September 24, 1994, respectively.


11.   WARRANTS

The Company issued warrants for 100,000 shares of the Company's common stock on September 21, 1993 to its underwriter in conjunction with the Company's initial public offering. The warrants carry an exercise price of $12 per share and expire on September 21, 1998. The Company has reserved 100,000 shares of common stock in connection with these warrants.


12.   COMMITMENTS

Leases
------
The Company leases office and retail space, production, distribution and service facilities and certain equipment under various noncancelable operating leases, ranging from one to ten years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. In addition, a number of the Company's retail space leases require payment of contingent rentals based upon a percentage of sales in excess of a specified amount.

The Company has entered into a capital lease, primarily for loaner and office equipment.

Minimum future lease payments (net of committed sublease rental receipts of $33,000 for the fiscal years 1997 through 2001, and $43,000 thereafter) under noncancellable operating leases and capital leases, for years subsequent to September 28, 1996 are as follows:


  Fiscal Year                    Operating Leases     Capital Lease
  -----------                    ----------------     -------------
      1997......................   $   1,053,000      $     145,000
      1998......................         941,000            145,000
      1999......................         839,000             12,000
      2000......................         729,000               -
      2001......................         665,000               -
      Thereafter................         870,000               -
                                   -------------      -------------
  Total minimum lease payments..   $   5,097,000            302,000
                                   -------------
  Less - amount represent
    interest....................                             44,000
                                                      -------------

  Present value of obligations
    under capital lease
    (including current portion
    of $114,000)................                      $     258,000
                                                      -------------

Rent expense (net of sublease income of $33,000, $30,000 and $35,000 for the years ended September 28, 1996, September 30, 1995 and September 24, 1994, respectively), under these operating leases was $991,000, $887,000 and $753,000 for the years ended September 28, 1996, September 30, 1995 and September 24, 1994, respectively.