Form 10-Q
period 1997-01-18
GREEN MOUNTAIN COFFEE INC
filed 1997-02-28
CIK 909954

FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


 (Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the sixteen weeks ended January 18, 1997

                                     OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

 For the transition period from __________ to ____________

 Commission file number 1-12340


                           GREEN MOUNTAIN COFFEE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       03-0339228
  -------------------------------                ------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)


                  33 Coffee Lane, Waterbury, Vermont 05676
             ---------------------------------------------------
             Address of principal executive offices)  (zip code)

                               (802) 244-5621
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)



  Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES  [ X ]     NO    [    ]

  As of February 24, 1997, 3,417,306 shares of common stock of the registrant were outstanding.

                      Part I.  Financial Information
                      Item I.  Financial Statements

                        GREEN MOUNTAIN COFFEE, INC.
                        Consolidated Balance Sheet
                 (Dollars in thousands except share data)

                                                  January 18,    September 28,
                                                      1997            1996
                                                  -----------    ------------
                                                  (unaudited)
    Assets
Current assets:
  Cash and cash equivalents.....................  $      320     $      551
  Receivables, less allowances of $80 at January
    18, 1997 and $80 at September 28, 1996......       2,617          2,778
  Inventories...................................       3,404          3,276
  Other current assets..........................         455            627
  Deferred income taxes, net....................         196            516
                                                  ----------     ----------
    Total current assets........................       6,992          7,748

Fixed assets, net...............................       9,258          8,715
Other long-term assets, net.....................         465            394
Deferred income taxes, net......................         613            386
                                                  ----------      ---------
Total assets....................................  $   17,328      $  17,243
                                                  ----------      ---------

     Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.............  $      951      $     947
  Current portion of obligation under capital lease      120            114
  Accounts payable..............................       2,514          3,002
  Accrued payroll...............................         479            480
  Accrued expenses..............................         150            264
                                                  ----------      ---------
    Total current liabilities...................       4,214          4,807
                                                  ----------      ---------
Long-term debt..................................       2,592          2,911
                                                  ----------      ---------
Obligation under capital lease..................         102            144
                                                  ----------      ---------
Long-term line of credit........................         825            508
                                                  ----------      ---------
Commitments

Stockholders' equity:
  Common stock, $0.10 par value:
  Authorized - 10,000,000 shares; issued and
  outstanding -3,417,306 shares at
  January 18, 1997 and September 28, 1996.......        342             342
  Additional paid-in capital....................     12,508          12,508
  Accumulated deficit...........................     (3,255)         (3,977)
                                                  ---------       ---------
Total stockholders' equity......................      9,595           8,873
                                                  ---------       ---------
Total liabilities and stockholders' equity......  $  17,328       $  17,243
                                                  ---------       ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                        GREEN MOUNTAIN COFFEE, INC.
                   Consolidated Statement of Operations
                 (Dollars in thousands except share data)

                                                       Sixteen weeks ended
                                                   ---------------------------
                                                     January 18,   January 20,
                                                         1997          1996
                                                   ------------    ----------
                                                            (unaudited)
Net sales........................................  $   14,412      $   12,144

Cost of sales....................................       8,645           7,234
                                                   ----------      ----------
   Gross profit..................................       5,767           4,910

Selling & operating expenses.....................       3,783           3,044
General and administrative expenses..............         973             926
                                                   ----------      ----------
   Income from operations........................       1,011             940

Other expense....................................          -               (1)
Interest expense.................................        (144)           (140)
                                                   ----------      ----------
   Income before taxes...........................         867             799

Income tax expense...............................        (145)           (120)
                                                   ----------      ----------
   Net income....................................  $      722      $      679
                                                   ----------      ----------
Net income per share.............................  $     0.21      $     0.20
                                                   ----------      ----------
Weighted average shares..........................   3,444,218       3,426,778
                                                   ----------      ----------

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                        GREEN MOUNTAIN COFFEE, INC.
                   Consolidated Statement of Cash Flows
                          (Dollars in thousands)

                                                        Sixteen weeks ended
                                                     -------------------------
                                                     January 18,   January 20,
                                                        1997          1996
                                                            (unaudited)
                                                     -------------------------
Cash flows from operating activities:
  Net income ........................................$     722     $      679
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..................      729            584
      Loss on disposal of fixed assets...............       15             15
      Provision for doubtful accounts................       30             37
      Deferred income taxes..........................       93            119
      Changes in assets and liabilities:
        Receivables..................................      131            387
        Inventories..................................     (128)            98
        Other current assets.........................      172            (33)
        Other long-term assets, net..................      (78)             4
        Accounts payable.............................     (488)          (882)
        Accrued payroll..............................       (1)           133
        Accrued expenses.............................     (114)            19
                                                     ---------      ---------
        Net cash used for operating activities.......    1,083          1,160
                                                     ---------      ---------
Cash flows from investing activities:
   Expenditures for fixed assets.....................   (1,308)          (551)
   Proceeds from disposals of fixed assets...........       28             21
                                                     ---------      ---------
        Net cash used for investing activities.......   (1,280)          (530)
                                                     ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt..........       -               9
   Repayment of long-term debt.......................     (315)          (210)
   Principal payments under capital lease obligation.      (36)           (15)
   Net change in revolving line of credit............      317           (220)
                                                     ---------      ---------
        Net cash provided by financing activities....      (34)          (436)
                                                     ---------      ---------
Net increase (decrease) in cash and cash equivalents      (231)           194
Cash and cash equivalents at beginning of period.....      551            310
                                                     ---------      ---------
Cash and cash equivalents at end of period...........$     320      $     504
                                                     ---------      ---------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     Green Mountain Coffee, Inc.
             Notes to Consolidated Financial Statements


1.   Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the sixteen week period ended January 18, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997.

     For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-KSB for Green Mountain Coffee, Inc. for the year ended September 28, 1996.

     Net income per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.


2.   Inventories
     -----------
     Inventories consist of the following:

                                                  January 18,    September 28,
                                                     1997             1996
                                                  -----------    ------------
                                                                 C<>
      Raw materials and supplies..............    $ 1,375,000    $ 1,291,000
      Finished goods..........................      2,029,000      1,985,000
                                                  -----------    -----------
                                                  $ 3,404,000    $ 3,276,000
                                                  -----------    -----------

3.   Income Taxes
     ------------
     The Company recognized deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company had net deferred tax assets of $809,000 and $902,000 at January 18, 1997 and September 28, 1996,
     respectively.   These assets are reported net of  a  deferred
     tax  asset  valuation  allowance  of  $3,111,000   (including
     $2,482,000 primarily related to a Vermont investment tax credit) and $3,503,000 (including $2,681,000 primarily related to a Vermont investment tax credit) at January 18, 1997 and September 28, 1996, respectively.


4.   Reclassification
     ----------------
     On February 19, 1997, the Company amended its credit facility with Fleet Bank - NH, thereby extending the term of its line of credit to February 28, 1999. Accordingly, the Company has reclassified and renamed its revolving line of credit on the face of the balance sheet as a long-term liability under the name "Long-term line of credit."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General
-------
For the sixteen weeks ended January 18, 1997, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 79.6% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company also operated twelve retail stores and a direct mail operation, which accounted for approximately 12.6% and 7.8% of net sales, respectively, during the same period.

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

This document may include forward-looking statements about the Company's sales and earnings and future plans and objectives. Any such statements are subject to risks and uncertainties that could cause the actual results to vary materially. These risks include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, economic conditions, competition, variances from budgeted sales mix and growth rate, weather and special or unusual events.


Sixteen weeks ended January 18, 1997 versus sixteen weeks ended
January 20, 1996
------------------------------------------------------------------
Net sales increased by $2,268,000, or 18.7%, from $12,144,000 for the sixteen weeks ended January 20, 1996 (the "1996 period") to $14,412,000 for the sixteen weeks ended January 18, 1997 (the "1997 period"). Coffee pounds sold, excluding coffee pounds sold as beverages through the Company's 12 company-owned retail stores, increased by approximately 410,000 pounds, or 25.8%, from approximately 1,590,000 pounds in the 1996 period to approximately 2,000,000 pounds in the 1997 period.

The net sales increase is attributable to the wholesale area in which net sales increased by $2,297,000, or 25.0%, from $9,170,000
for  the  1996  period to $11,467,000 for the  1997  period.   The
wholesale net sales increase resulted primarily from growth in the number of wholesale accounts.

Retail net sales increased $24,000 or 1.3% from $1,794,000 for the 1996 period to $1,818,000 for the 1997 period despite an average reduction in wholebean coffee sales prices of $1.00 per pound and the closing during the 1996 period of an espresso cart located in Albany, New York.

Net sales in the direct mail area decreased $53,000 or 4.5% from $1,180,000 for the 1996 period to $1,127,000 for the 1997 period.
The decrease in direct mail sales resulted primarily from an average reduction in coffee sales prices of $1.00 per pound.

Gross profit increased by $857,000, or 17.5%, from $4,910,000 for the 1996 period to $5,767,000 for the 1997 period. As a percentage of net sales, gross profit decreased 0.4 percentage points from 40.4% for the 1996 period to 40.0% for the 1997 period. The decrease in gross profit as a percentage of sales was due primarily to an increase in delivery costs related to the expansion and start-up during the 1997 period of regional warehouses in Massachusetts and Connecticut and higher costs of delivery to customers outside the northeast United States.

Selling and operating expenses increased by $739,000, or 24.3%, from $3,044,000 for the 1996 period to $3,783,000 for the 1997 period. Selling and operating expenses increased 1.1 percentage points as a percentage of sales from 25.1% for the 1996 period to 26.2% for the 1997 period. The increase in selling and operating expense includes approximately $360,000 in expenses related to the addition since the 1996 period of a national supermarket sales manager, a national office coffee service and food service sales manager, and 14 people to the Company's direct sales force in the greater Boston, Connecticut, Florida, New York and Greater Philadelphia markets.

General and administrative expenses increased by $47,000 or 5.1% from $926,000 for the 1996 period to $973,000 for the 1997 period, and decreased 0.8 percentage points as a percentage of sales from 7.6% for the 1996 period to 6.8% for the 1997 period.

As a result of the foregoing, income from operations increased by $71,000 or 7.6% from $940,000 for the 1996 period to $1,011,000 for the 1997 period. Net income increased by $43,000 or 6.3% from $679,000 for the 1996 period to $722,000 in the 1997 period.


Liquidity and Capital Resources
-------------------------------
Working capital decreased $163,000 to $2,778,000 at January 18, 1997 from $2,941,000 at September 28, 1996. The working capital balance now reflects a decrease in current liabilities due to the reclassification of the Company's line of credit.

Cash used for capital expenditures aggregated $1,308,000 during the 1997 period, and included $311,000 for equipment loaned to wholesale customers, $326,000 for production equipment and $399,000 for computer hardware and software. During the 1996 period, Green Mountain had capital expenditures of $551,000, including $243,000 for equipment on loan to wholesale customers, $55,000 for production equipment and $96,000 for computer hardware and software. Cash used to fund the capital expenditures in the 1997 period was obtained primarily from the $1,083,000 of net cash provided by operating activities.

The Company currently plans to make capital expenditures in fiscal 1997 of approximately $4,500,000, primarily to fund the purchase of equipment for loan to wholesale customers (approximately $1,700,000) and computer hardware and software (approximately $1,700,000). Assuming a stable mix in packaging types and sizes, management believes that it will operate at approximately 60-70% of production capacity in fiscal 1997 and does not foresee significant production equipment expenditures during the year. Management is presently planning to add to production and distribution capacity in fiscal 1998, which will result in some temporary relocation expenses and write-offs of certain fixtures and leasehold improvements later in fiscal 1997. This planned increase in fiscal 1998 capital expenditures to increase production and distribution capacity is expected to be offset by reductions in fiscal 1998 in computer hardware and software capital expenditures. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

On February 19, 1997, the Company amended its credit facility with Fleet Bank - NH. Under the revised facility, the Company
increased  the  limit  of  the  revolving  line  of  credit   from
$3,000,000 to $5,000,000 and extended its term by one year to February 28, 1999. The outstanding balance on the line of credit at January 18, 1997 was $825,000, with a total availability of $3,254,000 under the borrowing base formula.

Management believes that cash flow from operations, existing cash and available borrowings under its credit facility and other sources will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 1997.

The average cost of the high quality arabica coffees the Company purchases decreased slightly during the 1997 period as compared to the 1996 period. However, since December 1996, when the closing March "c" price (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) was as low as $1.036, the March "c" price has risen dramatically, closing on February 13, 1997 at $1.79, a 72.8% increase from the low. In addition to the "c" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "c" price. Since December 1996, differentials have also been rising.

The Company believes that the cost of green coffee will continue to be volatile in fiscal 1997. The Company believes that increases in the cost of green coffee can generally be passed on to customers or absorbed through more efficient operations, although there can be no assurance that the Company will be successful in doing so. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 70 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line.

Deferred Income Taxes
---------------------
The Company had net deferred tax assets of $809,000 at January 18, 1997. These assets are reported net of a deferred tax asset valuation allowance at that date of $3,111,000 (including $2,482,000 primarily related to a Vermont investment tax credit). The Company had income before taxes of $867,000 and $1,484,000 in the 1997 period and for all of fiscal 1996, respectively, and has has been profitable in eight of its last ten fiscal quarters, including the last six consecutive fiscal quarters. Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

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

                       Part II.   Other Information


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                3.1       Certificate of Incorporation(1)

                3.2       Bylaws(1)

               10.2 (bb)  Eighth Amendment to Commercial Loan
                          Agreement, dated February 19, 1997, among
                          Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH as lender.

               10.2 (cc)  Replacement Revolving Line of Credit
                          Promissory Note, dated February 19, 1997, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH.

               11         Computation of net income per share of
                          Common Stock

               27         Financial Data Schedule


          (b) No reports on Form 8-K were filed during the sixteen weeks ended January 18, 1997.

          ----------------------------------------------------
          (1) Incorporated by reference to the corresponding exhibit number on the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          GREEN MOUNTAIN COFFEE, INC.

Date:    2/27/97                          By:  /s/ Robert P. Stiller
      -------------                       -----------------------------
                                          Robert P. Stiller
                                          President and Chief Executive
                                          Officer


Date:    2/27/97                          By:  /s/ Robert D. Britt
      --------------                      -----------------------------
                                          Robert D. Britt,
                                          Chief Financial Officer,
                                          Treasurer and Secretary