Form 10-Q
period 1997-05-12
GREEN MOUNTAIN COFFEE INC
filed 1997-05-27
CIK 909954

FORM 10-Q

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended April 12, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ____________

Commission file number 1-12340


                          GREEN MOUNTAIN COFFEE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      03-0339228
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                   33 Coffee Lane, Waterbury, Vermont 05676
             ----------------------------------------------------
            (Address of principal executive offices)  (zip code)


                              (802) 244-5621
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


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

As of May 22, 1997, 3,417,306 shares of common stock of the registrant were outstanding.

                        Part I.  Financial Information
                        Item I.  Financial Statements


                          GREEN MOUNTAIN COFFEE, INC.
                          Consolidated Balance Sheet
                   (Dollars in thousands except share data)

                                                     April 12,   September 28,
                                                       1997          1996
                                                   ------------  -------------
                                                    (unaudited)
     	Assets
Current assets:
   Cash and cash equivalents....................   $     941     $       551
   Receivables, less allowances of $90
     at April 12, 1997 and $80
     at September 28, 1996......................       2,966           2,778
   Inventories..................................       3,640           3,276
   Other current assets.........................         768             627
   Deferred income taxes, net...................         875             516
                                                  __________      __________
     Total current assets.......................       9,190           7,748

Fixed assets, net...............................      10,110           8,715
Other long-term assets, net.....................         516             394
Deferred income taxes, net......................         488             386
                                                  __________      __________
Total assets....................................   $  20,304      $   17,243
                                                  __________      __________

     	Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt............   $     954      $      947
   Current portion of obligation
     under capital lease........................         123             114
   Accounts payable.............................       3,045           3,002
   Accrued payroll..............................         469             480
   Accrued expenses.............................         496             264
                                                   ---------      ----------
     Total current liabilities..................       5,087           4,807
                                                   ---------      ----------
Long-term debt..................................       2,352           2,911
                                                   ---------      ----------
Obligation under capital lease..................          71             144
                                                   ---------      ----------
Long-term line of credit........................       2,620             508
                                                   ---------      ----------
Commitments

Stockholders' equity:
  Common stock, $0.10 par value:
  Authorized - 10,000,000 shares;
    issued and outstanding -
    3,417,306 shares at April 12, 1997
    and September 28, 1996......................         342             342
  Additional paid-in capital....................      12,508          12,508
  Accumulated deficit...........................      (2,676)         (3,977)
                                                   ---------      ----------
  Total stockholders' equity....................      10,174           8,873
                                                   ---------      ----------
  Total liabilities and stockholders' equity....   $  20,304      $   17,243
                                                   ---------      ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                     Consolidated Statement of Operations
                  (Dollars in thousands except share data)


                                                 Twelve weeks ended
                                           April 12, 1997   April 13, 1996
                                           --------------   --------------
                                                     (unaudited)
Net sales................................  $    10,063      $     8,119
Cost of sales............................        5,881            4,874
                                           -----------      -----------
   Gross profit..........................        4,182            3,245

Selling & operating expenses.............        3,063            2,341
General and administrative expenses......          765              673
Loss on disposal of fixed assets.........          218               -
                                           -----------      -----------
   Income from operations................          136              231

Other expense............................           (2)             (10)
Interest expense.........................         (107)            (106)
                                           -----------      -----------
   Income before income taxes............           27              115

Income tax benefit (expense).............          552              (17)
                                           -----------      -----------
   Net income............................          579               98
                                           -----------      -----------
Net income per share.....................  $       .17      $       .03
                                           -----------      -----------
Weighted average shares..................    3,447,999        3,428,588
                                           -----------      -----------

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          GREEN MOUNTAIN COFFEE, INC.
                     Consolidated Statement of Operations
                     (Dollars in thousands except share data)

                                               Twenty-eight weeks ended
                                           April 12, 1997    April 13, 1996
                                           --------------    --------------
                                                     (unaudited)
Net sales...............................   $     24,475       $     20,263
Cost of sales...........................         14,526             12,108
                                           ------------       ------------
   Gross profit.........................          9,949              8,155

Selling & operating expenses............          6,846              5,385
General and administrative expenses.....          1,738              1,599
Loss on disposal of fixed assets........            218                -
                                           ------------       ------------
   Income from operations...............          1,147              1,171

Other expense...........................             (2)               (11)
Interest expense........................           (251)              (246)
                                           ------------       ------------
   Income before income taxes...........            894                914

Income tax benefit (expense)............            407               (137)
                                           ------------     --------------
   Net income...........................   $      1,301     $          777
                                           ------------     --------------
Net income per share....................   $        .38     $         0.23
                                           ------------     --------------
Weighted average shares.................      3,445,838          3,427,554
                                           ------------     --------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Cash Flows
                           (Dollars in thousands)

                                                  Twenty-eight weeks ended
                                              April 12, 1997   April 13, 1996
                                              --------------   --------------
                                                       (unaudited)
Cash flows from operating activities:
   Net income..............................   $     1,301      $      777
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation and amortization......         1,274           1,043
        Loss on disposal of fixed assets...           254              31
        Provision for doubtful accounts....            72              59
        Deferred income taxes..............          (461)            136
        Changes in assets and liabilities:
              Receivables..................          (260)            315
              Inventories..................          (364)            300
              Other current assets.........          (141)             20
              Other long-term assets, net..          (134)           (134)
              Accounts payable.............            43            (884)
              Accrued payroll..............           (11)            161
              Accrued expenses.............           232             (40)
                                                ---------       ---------
              Net cash provided by
                operating activities.......         1,805           1,784
                                                ---------       ---------
Cash flows from investing activities:
   Expenditures for fixed assets...........        (2,954)           (977)
   Proceeds from disposals of fixed assets.            43              33
                                                ---------       ---------
              Net cash used for
                investing activities.......        (2,911)           (944)
                                                ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt.          -             1,009
   Repayment of long-term debt..............         (552)           (369)
   Principal payments under capital lease
     obligation.............................          (64)            (39)
   Net change in revolving line of credit...        2,112          (1,235)
                                                ---------       ---------
              Net cash used for
                financing activities........        1,496            (634)
                                                ---------       ---------
Net increase (decrease) in
  cash and cash equivalents.................          390             206
Cash and cash equivalents at
  beginning of period.......................          551             310
                                                ---------       ---------
Cash and cash equivalents at end of period..    $     941       $     516
                                                ---------       ---------

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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twenty-eight week period ended April 12, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-KSB for Green Mountain Coffee, Inc. for the year ended September 28, 1996.

Net income per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.

2.	Inventories

Inventories consist of the following:

                                             April 12,    September 28,
                                                1997          1996
                                             -----------  -------------
  Raw materials and supplies.............    $ 1,399,000  $   1,291,000
  Finished goods.........................      2,241,000      1,985,000
                                             -----------  -------------
                                             $ 3,640,000  $   3,276,000
                                             -----------  -------------

3.  Abandonment of Equipment
The Company recently embarked on an expansion of its central plant and distribution facility in order to increase capacity and streamline operations. In connection with this program, certain equipment with a net book value of $218,000 was abandoned for no proceeds.

4.  Income Taxes
A deferred tax asset and related valuation allowance was established at $4,405,000 and $3,503,000, respectively, at September 28, 1996 based upon estimates of future taxable income through fiscal 1997. The valuation allowance has been reduced by $1,111,000 during the first two quarters of fiscal 1997 to $2,392,000 at April 12, 1997 based upon estimates of future taxable income beyond fiscal 1997 and due to certain reductions in the gross deferred tax asset.

5.  Reclassification
On February 19, 1997, the Company amended its credit facility with Fleet Bank - NH, thereby extending the term of its line of credit to February 28, 1999. Accordingly, the Company has reclassified and renamed its revolving line of credit on the face of the balance sheet as a long-term liability under the name "Long-term line of credit."

6.  Net Income Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share."
SFAS 128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of the Statement is not permitted.
SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has calculated both the basic earnings per share and the diluted earnings per share to be $0.17 and $0.38 for the twelve weeks and 28 weeks ended April 12, 1997, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations

Results of Operations
---------------------
General

Green Mountain Coffee, Inc., a leader in the specialty coffee industry, roasts over 25 high quality arabica coffees to produce over 70 varieties of coffee that it sells under the Green Mountain Coffee Roasters(R) and Green Mountain Coffee(R) brands. For the twenty-eight weeks ended April 12, 1997, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 81.3% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. Green Mountain also operates twelve company-owned retail stores in the Northeast and metropolitan Chicago, and has a direct mail operation serving customers nationwide from its Waterbury, Vermont headquarters, which accounted for approximately 11.6% and 7.1% of net sales, respectively, during the same period.

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

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending the last Saturday of the 16th week, 28th week and 40th week, respectively, of the fiscal year.

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. Forward-looking statements which are based on various assumptions (some of which are beyond Green Mountain's control), may be identified by reference to a future period, or periods, or by the use of forward-looking terminology such as "may", "will", "believe", "expect", "estimate, "anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, economic conditions, competition, variances from budgeted sales mix and growth rate, weather and special or unusual events.

Twelve weeks ended April 12, 1997 versus twelve weeks ended April 13, 1996
--------------------------------------------------------------------------
Net sales increased by $1,944,000 or 23.9% from $8,119,000 for the twelve weeks ended April 13, 1996 (the "1996 period") to $10,063,000 for the twelve weeks ended April 12, 1997 (the "1997 period"). Coffee pounds sold, excluding coffee pounds sold as beverages through the Company's 12 company-owned retail stores, increased by approximately 282,000 pounds, or 25.3%, from approximately 1,116,000 pounds in the 1996 period to approximately 1,398,000 pounds in the 1997 period.

The net sales increase is attributable to the wholesale area in which net sales increased by $2,017,000 or 31.5% from $6,407,000 for the 1996 period to $8,424,000 for the 1997 period. This wholesale net sales increase resulted primarily from the growth in the number of wholesale customer accounts.
A sales price increase of $0.45 per pound to wholesale customers effective March 10, 1997 in response to the dramatic increase in the cost of green coffee during the 1997 period had an immaterial impact on sales in the 1997 period.
The Company believes that increases in the cost of green coffee can generally be passed on to customers or absorbed through more efficient operations, although there can be no assurance that the Company will be successful in doing so.

Gross profit increased by $937,000, or 28.9% from $3,245,000 for the 1996 period to $4,182,000 for the 1997 period. As a percentage of net sales, gross profit increased 1.6 percentage points from 40.0% for the 1996 period to 41.6% for the 1997 period. The increase in gross profit as a percentage of sales was due primarily to an increase in whole bean and ground coffee sales as a percentage of total sales.

Selling and operating expenses increased by $722,000, or 30.8%, from $2,341,000 for the 1996 period to $3,063,000 for the 1997 period. Selling and operating expenses increased 1.6 percentage points as a percentage of sales from 28.8% for the 1996 period to 30.4% for the 1997 period. The increase in selling and operating expense as a percentage of sales was primarily due to approximately $310,000 in incremental expenses related to the hiring of a national supermarket sales manager, a national office coffee service and food service sales manager, and 14 people to the Company's direct sales force in the greater Boston, Connecticut, Florida, New York and greater Philadelphia markets. During the 1997 period, the Company also converted its half-pound and one pound packaging to 12 oz. packaging to improve its overall competitive positioning.

General and administrative expenses increased by $92,000 or 13.7% from $673,000 for the 1996 period to $765,000 for the 1997 period, representing a decrease of 0.7 percentage points as a percentage of sales from 8.3% for the 1996 period to 7.6% for the 1997 period.

In preparation for expected future growth and due to the approval during the 1997 period of a Federal Community Development Block Grant to the Town of Waterbury, Vermont which is expected to indirectly benefit the Company through reduced occupancy costs, Green Mountain has commenced the expansion of its central production and distribution facility located in Waterbury. The 45,000 square-foot addition to its central facility is expected to be completed by fiscal year end and will first be used for expanded warehousing and distribution space with roasting and packaging machinery being added in future fiscal years as needed. The increase in occupancy costs related to the expansion is not expected to have a material impact on the Company in fiscal 1997. Due to the demolition of an old, adjacent office building occupied by the Company, and the immediate redesign of the production flow to be used in the expanded facility, the Company recorded a loss on abandonment of equipment of $218,000 during the 1997 period.

As a result of the foregoing, income from operations decreased by $95,000 or 41.1%, from $231,000 for the 1996 period to $136,000 for the 1997 period.
However, if the Company had not recorded the $218,000 loss on disposal of fixed assets, income from operations would have increased by $123,000 or 53.2% from $231,000 for the 1996 period to $354,000 for the 1997 period.

The income tax expense recognized under SFAS 109 was $17,000 in the 1996 period compared to an income tax benefit of $552,000 in the 1997 period. The Company has been profitable for seven consecutive fiscal quarters and, based on the weight of available evidence, as prescribed in SFAS 109, of the amount of deferred tax assets which more likely than not will be realized, has reduced its deferred tax asset valuation allowance by $562,000 during the 1997 period.

Net income increased by $481,000 or 490.8%, from $98,000, or $0.03 per share for the 1996 period to $579,000, or $0.17 per share, in the 1997 period. The increase in net income of $481,000 was primarily due to the effect of a reduction in the deferred tax asset valuation allowance of $562,000 based upon continuing profitable quarterly operating results and long-term projections in accordance with SFAS 109, and was partially offset by a loss on abandonment of equipment amounting to $218,000 related to a decision made by the Company during the 1997 period to expand its central production and distribution facility.

Twenty-eight weeks ended April 12, 1997
 versus twenty-eight weeks ended April 13, 1996
-----------------------------------------------
Net sales increased by $4,212,000, or 20.8%, from $20,263,000 for the twenty-eight weeks ended April 13, 1996 (the "1996 YTD period") to $24,475,000 for the twenty-eight weeks ended April 12, 1997 (the "1997 YTD period"). Coffee pounds sold, excluding coffee pounds sold as beverages through the Company's 12 company-owned retail stores, increased by approximately 692,000 pounds, or 25.6%, from approximately 2,706,000 pounds in the 1996 YTD period to approximately 3,398,000 pounds in the 1997 YTD period.

The net sales increase is attributable to the wholesale area in which net sales increased by $4,314,000, or 27.7%, from $15,577,000 for the 1996 YTD period to $19,891,000 for the 1997 YTD period. The wholesale net sales increase resulted primarily from growth in the number of wholesale accounts.

Gross profit increased by $1,794,000, or 22.0%, from $8,155,000 for the 1996 YTD period to $9,949,000 for the 1997 YTD period. As a percentage of net sales, gross profit increased 0.4 percentage points from 40.2% for the 1996 YTD period to 40.6% for the 1997 YTD period.

Selling and operating expenses increased by $1,461,000, or 27.1%, from $5,385,000 for the 1996 YTD period to $6,846,000 for the 1997 YTD period. Selling and operating expenses increased 1.4 percentage points as a percentage of sales from 26.6% for the 1996 YTD period to 28.0% for the 1997 YTD period. The increase in selling and operating expense as a percentage of sales was primarily due to approximately $675,000 in incremental expenses related to the hiring of a national supermarket sales manager, a national office coffee service and food service sales manager, and 14 people to the Company's direct sales force in the greater Boston, Connecticut, Florida, New York and greater Philadelphia markets.

General and administrative expenses increased by $139,000 or 8.7% from $1,599,000 for the 1996 YTD period to $1,738,000 for the 1997 YTD period, representing a decrease of 0.8 percentage points as a percentage of sales from 7.9% for the 1996 YTD period to 7.1% for the 1997 YTD period.

Income from operations decreased by $24,000 or 2.0% from $1,171,000 for the 1996 YTD period to $1,147,000 for the 1997 YTD period. However, had the Company not recorded the $218,000 loss on abandonment of equipment during the 1997 period as previously discussed above, income from operations would have increased by $194,000 or 16.6% from $1,171,000 for the 1996 YTD period to $1,365,000 for the 1997 YTD period.

The income tax expense recognized under SFAS 109 was $137,000 in the 1996 YTD period compared to an income tax benefit of $407,000 in the 1997 YTD period. The income tax benefit in the 1997 YTD period occurred due to the reduction in the Company's deferred tax asset valuation allowance as discussed above.

Net income increased by $524,000 or 67.4% from $777,000, or $0.23 per share for the 1996 YTD period to $1,301,000, or $0.38 per share, for the 1997 YTD period. The increase was primarily due to the effect of the reduction in the deferred tax asset valuation allowance, and was partially offset by the loss on abandonment of equipment during the 1997 period.

Liquidity and Capital Resources
-------------------------------
Working capital increased $1,162,000 to $4,103,000 at April 12, 1997 from $2,941,000 at September 28, 1996.

Cash used for capital expenditures aggregated $2,954,000 during the 1997 YTD period, and included $557,000 for equipment loaned to wholesale customers, $479,000 for production and distribution equipment and $1,517,000 for computer hardware and software. During the 1996 YTD period, Green Mountain had capital expenditures of $977,000 (net of $180,000 financed directly by a capital lease and long-term debt), including $396,000 for equipment on loan to wholesale customers, $121,000 for production equipment and $224,000 for computer hardware and software. Cash used to fund the capital expenditures in the 1997 YTD period was obtained primarily from the $1,805,000 of net cash provided by operating activities.

The Company currently plans to make capital expenditures in fiscal 1997 of approximately $5,300,000, primarily to fund the purchase of equipment for loan to wholesale customers (approximately $1,400,000) and computer hardware and software (approximately $2,400,000). Green Mountain is presently implementing an enterprise information system which it expects to use to facilitate growth and improve operations and customer service. Assuming a stable mix in packaging types and sizes, management believes that it will operate at approximately 60-70% of production capacity in fiscal 1997 and expects to incur approximately $800,000 for production equipment expenditures during the year primarily for new packaging equipment and tooling related to its packaging size conversion. Overall capital expenditures for fiscal 1998 are presently expected to be below fiscal 1997's expected level. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

On February 19, 1997, the Company amended its credit facility with Fleet
Bank - NH. Under the revised facility, the Company increased the limit of the revolving line of credit from $3,000,000 to $5,000,000 and extended its term to February 28, 1999. On May 19, 1997, Green Mountain received a commitment letter from Fleet Bank - NH to amend its credit facility to increase its revolving line of credit limit by another $1,000,000 to $6,000,000. Under the commitment, the amount available under the revolving line of credit is fully available and any previous working capital borrowing base formula is eliminated.

Management believes that cash flow from operations, existing cash and available borrowings under its credit facility and other sources will provide sufficient liquidity to fund currently planned growth, pay all liabilities incurred in the normal course of business, fund capital expenditures and service debt requirements in fiscal 1997.

The average cost of the high quality arabica coffees the Company purchases decreased slightly during the 1997 YTD period as compared to the 1996
YTD period. However, since December 1996, when the closing near-term "c" price (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) was as low as $1.036, the near-term "c" price has risen dramatically, closing on May 16, 1997 at $2.765, a 167% increase from the low. Twenty-year lows in reported domestic coffee supplies combined with forecasts of smaller crops in Central America, labor actions in certain countries and the fear of frost in Brazil as their winter approaches, among other factors, have caused this dramatic increase in the "c" price. In addition to the "c" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "c" price. Since December 1996, differentials have also been rising.

The Company believes that the cost of green coffee will continue to be volatile in fiscal 1997. The Company believes that increases in the cost of green coffee can generally be passed on to customers or absorbed through more efficient operations, although there can be no assurance that the Company will be successful in doing so. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 70 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, a worldwide supply shortage of the higher-quality arabica coffees the Company purchases could have an adverse impact on the Company.

Deferred Income Taxes
---------------------
The Company had net deferred tax assets of $1,363,000 at April 12, 1997. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,392,000 (related primarily to a Vermont investment tax credit).
The Company had income before taxes of $894,000 and $1,484,000 in the 1997
YTD period and for all of fiscal 1996, respectively, and has been profitable in its last seven consecutive fiscal quarters. Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized.


Factors Affecting Quarterly Performance
---------------------------------------
Historically, the Company has experienced significant variations in sales from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

                        Part II.   Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) The Registrant held its 1997 Annual Meeting of Stockholders on April 4, 1997 in Burlington, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under Regulation 14A.

       (b-c) At the Annual Meeting the shareholders voted as follows on the following matters:

              1.  Election of Directors

                                                                   Broker
                    Nominee                  For       Withheld    Nonvotes
                  -----------             ---------    ----------  ---------
                  Robert P. Stiller       3,122,674       8,119        0
                  Robert D. Britt         3,122,500       8,293        0
                  Stephen J. Sabol        3,120,074      10,719        0
                  Jonathan C. Wettstein   3,122,212       8,581        0
                  Jules A. del Vecchio    3,122,574       8,219        0
                  David F. Moran          3,122,012       8,419        0
                  Ian W. Murray           3,122,574       8,219        0
                  William D. Davis        3,122,674       8,119        0

               2. Amendment to the Company's 1993 Stock Option Plan increasing from 75,000 to 275,000 the number of shares of Common Stock for which options may be granted under the Plan

                      For       Against    Abstaining   Broker Nonvotes
                   ---------    -------    ----------   ---------------
                   2,476,059     54,342      19,078          581,314

               3. Ratification of the appointment of Price-Waterhouse LLP as the independent accountants for the Company for the current fiscal year
                   [S]          [C]        [C]           [C]
                      For       Against    Abstaining    Broker Nonvotes
                   ---------    -------    ----------    ---------------
                   3,120,294      1,202       9,297                 0


(d)  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              3.1   Certificate of Incorporation1

              3.2   Bylaws1

             10.71  Employment Agreement, as of November 19, 1996,
                      between the Company and Dean E. Haller

             10.72  Employment Agreement, as of January 1, 1997,
                      between the Company and William L. Prost

             10.73  Stock Option Agreement, dated November 19, 1996,
                      between the Company and Dean E. Haller

             10.74  Stock Option Agreement, dated May 19, 1997,
                      between the Company and William L. Prost

             10.2(dd)Financing Commitment from Fleet Bank,
                      dated May 19, 1997, to amend Commercial Loan Agreement among Green Mountain Coffee Roasters, Inc. as borrower, and Fleet Bank - NH, as lender

             11     Computation of net income per share of common stock

             27     Financial Data Schedule

         (b) No reports on Form 8-K were filed during the twenty-eight weeks ended April 12, 1997.

--------------------------

1Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  						 GREEN MOUNTAIN COFFEE, INC.

Date:     5/23/97                        By:  /s/ Robert P. Stiller
       ------------                      --------------------------
                                        	Robert P. Stiller,
                                        	President and
                                         Chief Executive Officer


Date:     5/23/97                        By:	/s/ Robert D. Britt
       -------------                     --------------------------
                                        	Robert D. Britt,
                                        	Chief Financial Officer,
                                         Treasurer and Secretary

                 Excludes Exhibits Filed With This Form 10-Q

                 To obtain copies of exhibits, please contact:

                          Green Mountain Coffee, Inc.
                          Investor Relations Department
                          33 Coffee Lane
                          Waterbury, VT 05676
                          (802) 244-5621