Form 10-Q
period 1997-07-05
GREEN MOUNTAIN COFFEE INC
filed 1997-08-19
CIK 909954

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended July 5, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ____________

Commission file number 1-12340


                           GREEN MOUNTAIN COFFEE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     03-0339228
-----------------------------------       -------------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)


                    33 Coffee Lane, Waterbury, Vermont 05676
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (802) 244-5621
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               YES [ X ]      NO  [   ]

As of August 14, 1997, 3,479,106 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheet
                    (Dollars in thousands except share data)

                                                       July 5,     September 28,
                                                        1997            1996
                                                    -------------  -------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .....................   $    360          $    551
  Receivables, less allowances of $90 at July 5,
      1997 and $80 at September 28, 1996 ........      3,409             2,778
  Inventories ...................................      4,641             3,276
  Other current assets ..........................        627               627
  Deferred income taxes, net ....................        886               516
                                                    --------          --------

    Total current assets.........................      9,923             7,748

Fixed assets, net ...............................     10,551             8,715
Other long-term assets, net......................        492               394
Deferred income taxes, net ......................        481               386
                                                    --------          --------

Total assets ....................................   $ 21,447          $ 17,243
                                                    ========          ========

LIABILTIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .............   $    957          $    947
  Current portion of obligation
      under capital lease........................        129               114
  Accounts payable ..............................      3,538             3,002
  Accrued payroll ...............................        510               480
  Accrued expenses ..............................        471               264
                                                    --------          --------

    Total current liabilities ...................      5,605             4,807
                                                    --------          --------

Long-term debt ..................................      2,133             2,911
                                                    --------          --------

Obligation under capital lease ..................         35               144
                                                    --------          --------

Long-term line of credit ........................      3,436               508
                                                    --------          --------
Commitments

Stockholders' equity:
  Common stock, $0.10 par value:
    Authorized - 10,000,000 shares; issued and
    outstanding - 3,442,306 shares at July 5,
    1997 and 3,417,306 at Sept. 28, 1996.........        344               342
  Additional paid-in capital.....................     12,569            12,508
  Accumulated deficit............................     (2,675)           (3,977)
                                                    --------          --------

Total stockholders' equity.......................     10,238             8,873
                                                    --------          --------

Total liabilities and stockholders' equity ......   $ 21,447          $ 17,243
                                                    ========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                    (Dollars in thousands except share data)

                                                          Twelve weeks ended
                                                    ---------------------------
                                                      July 5,          July 6,
                                                       1997             1996
                                                    -----------     -----------
                                                             (unaudited)

Net sales .....................................     $    10,817    $     8,617
Cost of sales .................................           6,779          5,121
                                                    -----------    -----------

    Gross profit ..............................           4,038          3,496

Selling & operating expenses ..................           3,184          2,503
General and administrative expenses ...........             749            735
                                                    -----------    -----------

    Income from operations ....................             105            258

Other income ..................................              15              6
Interest expense ..............................            (119)           (89)
                                                    -----------    -----------

    Income before income taxes ................               1            175

Income tax benefit (expense) ..................               -            (26)
                                                    -----------    -----------

    Net income ................................     $         1    $       149
                                                    ===========    ===========

  Net income per share ........................     $      0.00    $      0.04
                                                    ===========    ===========

  Weighted average shares .....................       3,456,948      3,427,682
                                                    ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                    (Dollars in thousands except share data)

                                                            Forty weeks ended
                                                      --------------------------
                                                           July 5,     July 6,
                                                            1997        1996
                                                      ------------   -----------
                                                              (unaudited)

Net sales ........................................... $    35,292   $    28,880
Cost of sales .......................................      21,305        17,229
                                                      -----------   -----------

    Gross profit ....................................      13,987        11,651

Selling & operating expenses ........................      10,030         7,888
General and administrative expenses .................       2,487         2,334
Loss on abandonment of fixed assets .................         218            -
                                                      -----------   -----------

    Income from operations ..........................       1,252         1,429

Other income (expense) ..............................          13            (5)
Interest expense ....................................        (370)         (335)
                                                      -----------   -----------

    Income before income taxes ......................         895         1,089

Income tax benefit (expense) ........................         407          (163)
                                                      -----------   -----------

    Net income ...................................... $     1,302   $       926
                                                      ===========   ===========

  Net income per share .............................. $      0.38   $      0.27
                                                      ===========   ===========

  Weighted average shares ...........................   3,449,171     3,427,592
                                                      ===========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                             Forty weeks ended
                                                           ---------------------
                                                              July 5,    July 6,
                                                               1997       1996
                                                           ---------   ---------
                                                                 (unaudited)

Cash flows from operating activities:
   Net income ............................................  $  1,302    $   926
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization .....................    1,879      1,517
        Loss on disposal of fixed assets...................      237         28
        Provision for doubtful accounts ...................      112        106
        Deferred income taxes .............................     (465)       163
        Changes in assets and liabilities:
              Receivables .................................     (744)       295
              Inventories .................................   (1,365)        93
              Other current assets ........................      (18)       (57)
              Other long-term assets, net..................      (98)      (138)
              Accounts payable ............................      536       (311)
              Accrued payroll .............................       30        183
              Accrued expenses ............................      207         75
                                                            --------   --------

              Net cash provided by operating activities....    1,613      2,880
                                                            --------   --------

Cash flows from investing activities:
   Expenditures for fixed assets ..........................   (3,999)    (1,730)
   Proceeds from disposals of fixed assets.................       65         52
                                                            --------   --------

              Net cash used for investing activities.......   (3,934)    (1,678)
                                                            --------   --------

Cash flows from financing activities:
   Proceeds from issuance of common stock .................       64         -
   Proceeds from issuance of long-term debt................        -      1,009
   Repayment of long-term debt ............................     (768)      (566)
   Principal payments under capital lease obligation ......      (94)       (64)
   Net change in revolving line of credit .................    2,928     (1,395)
                                                            --------   --------

              Net cash used for financing activities.......    2,130     (1,016)
                                                            --------   --------

Net increase (decrease) in cash and cash equivalents ......     (191)       186
Cash and cash equivalents at beginning of period...........      551        310
                                                            --------   --------

Cash and cash equivalents at end of period ...............  $    360   $    496
                                                            ========   ========


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

     In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the forty week period ended July 5, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997.

     For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-KSB for Green Mountain Coffee, Inc. for the year ended September 28, 1996.

     Net income per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.


2.   Inventories

         Inventories consist of the following:

                                             July 5,          September 28,
                                              1997                1996
                                         ---------------     ---------------
          Raw materials and supplies     $     2,091,000     $     1,291,000
          Finished goods                       2,550,000           1,985,000
                                         ===============     ===============
                                         $     4,641,000     $     3,276,000
                                         ===============     ===============


3.   Abandonment of Equipment
     The Company recently embarked on an expansion of its central production and distribution facility in order to increase capacity and streamline operations. In connection with this program, certain equipment with a net book value of $218,000 was abandoned for no proceeds in the twelve week period ended April 12, 1997.

4.   Income  Taxes
     A deferred tax asset and related valuation allowance was established at $4,405,000 and $3,503,000, respectively, at September 28, 1996 based upon estimates of future taxable income through fiscal 1997. The valuation allowance has been reduced by $1,133,000 during the first three quarters of fiscal 1997 to $2,370,000 at July 5, 1997 based upon estimates of future taxable income beyond fiscal 1997, year-to-date fiscal 1997 taxable income, and certain reductions in the gross deferred tax asset.

5.   Line of Credit
     On February 19, 1997, the Company amended its credit facility with Fleet Bank - NH, thereby extending the term of its line of credit to February 28, 1999. Accordingly, the Company has reclassified and renamed its revolving line of credit on the face of the balance sheet as a long-term liability under the name "Long-term line of credit." Additionally, on June 9, 1997, another amendment increased the line of credit limit to $6,000,000. Interest on this revolving line of credit is variable.

6.   Earnings Per Share
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of the Statement is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share, and results in no material difference in earnings per share information currently presented.

7.   Segments of an Enterprise
     In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective in the Company"s fiscal year ending September 26, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                          Twelve weeks ended   Forty weeks ended
                                         -------------------   -----------------
                                          July 5,   July 6,    July 5,   July 6,
                                           1997      1996        1997     1996
                                          -------   -------    -------   -------
Net sales ............................     100.0%    100.0%      100.0%   100.0%

Cost of sales ........................      62.7%     59.4%       60.4%    59.7%
                                          -------   -------     -------  -------

   Gross profit ......................      37.3%     40.6%       39.6%    40.3%


Selling and operating expenses .......      29.4%     29.1%       28.4%    27.3%
General and administrative expenses ..       6.9%      8.5%        7.1%     8.1%
Loss on abandonment of fixed assets ..        -         -          0.6%      -
                                          -------   -------     -------   ------
   Income from operations ............       1.0%      3.0%        3.5%     4.9%

Other income (expense) ...............       0.1%      0.0%        0.0%     0.0%
Interest expense .....................     (1.1)%    (1.0)%      (1.0)%   (1.1)%
                                          -------   -------     -------   ------

   Income before taxes ...............       0.0%      2.0%        2.5%     3.8%

Income tax benefit (expense) .........       0.0%    (0.3)%        1.2%   (0.6)%
                                          -------   -------    --------   ------

   Net income ........................       0.0%      1.7%        3.7%     3.2%
                                         ========   =======    ========   ======


General

Green Mountain Coffee, Inc., a leader in the specialty coffee industry, roasts over 25 high quality arabica coffees to produce over 70 varieties of coffee that it sells under the Green Mountain Coffee Roasters[R]and Green Mountain Coffee[R] brands. For the forty weeks ended July 5, 1997, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 82.4% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. Green Mountain also operates twelve company-owned retail stores in the Northeast and metropolitan Chicago, and has a direct mail operation serving customers nationwide from its Waterbury, Vermont headquarters, which accounted for approximately 11.0% and 6.6% of net sales, respectively, during the same period.

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

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. Forward-looking statements which are based on various assumptions (some of which are beyond Green Mountain's control), may be identified by reference to a future period, or periods, or by the use of
forward-looking   terminology  such  as "may",  "will",  "believe",   "expect",
"estimate", "plan", "anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, economic conditions, prevailing interest rates, competition, variances from budgeted sales mix and growth rate, the impact of the United Parcel Service strike on the Company's shipping costs and ability to ship a portion of its customers orders, consumers acceptance of the Company's new pre-bagged package design and sizes, weather and special or unusual events, as well as other risk factors described in the Company's Annual Report on Form 10-KSB for the year ended September 28, 1996 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission.



Twelve weeks ended July 5, 1997 versus twelve weeks ended July 6, 1996

Net sales increased by $2,200,000 or 25.5% from $8,617,000 for the twelve weeks ended July 6, 1996 (the "1996 period") to $10,817,000 for the twelve weeks ended July 5, 1997 (the "1997 period"). Coffee pounds sold, excluding coffee pounds sold as beverages through the Company's 12 company-owned retail stores, increased by approximately 208,000 pounds, or 17.1%, from approximately
1,215,000 pounds in the 1996 period to approximately 1,423,000 pounds in the 1997 period.

The net sales increase is attributable to the wholesale area in which net sales increased by $2,017,000 or 31.5% from $6,407,000 for the 1996 period to $8,424,000 for the 1997 period. This increase was primarily caused by the growth in the number of wholesale customer accounts.

In response to the dramatic increase in the cost of green coffee since the beginning of 1997, the Company raised sales prices to wholesale customers by $0.45 per pound effective March 10, 1997, and by an additional $.65 per pound effective June 16, 1997. The cumulative impact on sales dollars is expected to be greater in the fourth quarter of fiscal 1997 than in the third quarter of fiscal 1997, as the second price increase was only in effect during the last three weeks of the third quarter.

Wholesale sales are expected to continue to lead sales growth, in part as a consequence of the Company's significant investments in that portion of the business in the past year. For example, in the 1997 period, these expansion efforts have resulted in sales contracts with Staples Office Products Superstore and Midway Airlines, as well as a five-year contract with Mobil Oil to supply coffee to their planned 1,200 "On the Run" convenience stores. However, sales to customers who resell the Company's whole bean coffee by the pound, mostly in the supermarket category, appear to have softened in the 1997 period. Possible causes include the price-elasticity of demand and the conversion of one pound packaging to 12 oz. packaging in the second fiscal quarter of 1997. There can be no assurance that this slow-down is temporary or that the Company will be able to pass increases in the cost of green coffee to its customers.

Gross profit increased by $542,000, or 15.5 % from $3,496,000 for the 1996 period to $4,038,000 for the 1997 period. As a percentage of net sales, gross profit decreased 3.3 percentage points from 40.6% for the 1996 period to 37.3% for the 1997 period. The decrease in gross profit as a percentage of sales was due primarily to the increase in green coffee costs.

Selling and operating expenses increased by $681,000, or 27.2%, from $2,503,000 for the 1996 period to $3,184,000 for the 1997 period. Selling and operating expenses increased 0.3 percentage points as a percentage of sales from 29.1% for the 1996 period to 29.4% for the 1997 period. The increase as a percentage of sales was primarily due to increases in selling, sales support, and marketing expenses associated with the Company's increased expansion efforts which commenced in fiscal 1996. Approximately half of the incremental expenses are directly related to the hiring of a national supermarket sales manager, a national office coffee service and food service sales manager, and the addition of nine people to the Company's direct sales force in the Rhode Island, Connecticut, Arizona, New York and greater Philadelphia markets. In conjunction with these new hires, the Company also stepped up its marketing and sales support expenditures.

General and administrative expenses increased by $14,000, or 1.9%, from $735,000 for the 1996 period to $749,000 for the 1997 period, representing a decrease of
1.6 percentage points as a percentage of sales from 8.5% for the 1996 period to 6.9% for the 1997 period.

Income from operations decreased by $153,000, or 59.3%, from $258,000 for the 1996 period to $105,000 for the 1997 period. The decrease is primarily due to higher green coffee costs and sales and operating expenses.

The income tax expenses recognized under SFAS 109 was $26,000 and $0 in the 1996 and 1997 periods, respectively.

As a result of the decrease in income from operations, net income decreased by $148,000, or 99.3%, from $149,000, or $0.04 per share, for the 1996 period to
$1,000, or $0.00 per share, in the 1997 period.


Forty weeks ended July 5, 1997 versus forty weeks ended July 6, 1996

Net sales increased by $6,412,000, or 22.2%, from $28,880,000 for the forty weeks ended July 6, 1996 (the "1996 YTD period") to $35,292,000 for the forty weeks ended July 5, 1997 (the "1997 YTD period"). Coffee pounds sold, excluding coffee pounds sold as beverages through the Company's 12 company-owned retail stores, increased by approximately 900,000 pounds, or 23.0%, from approximately 3,921,000 pounds in the 1996 YTD period to approximately 4,821,000 pounds in the 1997 YTD period.

The net sales increase is attributable to the wholesale area in which net sales increased by $6,517,000, or 28.9%, from $22,574,000 for the 1996 YTD period to $29,091,000 for the 1997 YTD period. The main factor for the wholesale net sales increase was the growth in the number of wholesale accounts.

Gross profit increased by $2,336,000, or 20.0%, from $11,651,000 for the 1996 YTD period to $13,987,000 for the 1997 YTD period. As a percentage of net sales, gross profit decreased 0.7 percentage points from 40.3% for the 1996 YTD period to 39.6% for the 1997 YTD period. The decline is primarily due to the increased cost of green coffee.

Selling and operating expenses increased by $2,142,000, or 27.2%, from $7,888,000 for the 1996 YTD period to $10,030,000 for the 1997 YTD period. Selling and operating expenses increased 1.1 percentage points as a percentage of sales from 27.3% for the 1996 YTD period to 28.4% for the 1997 YTD period. Approximately half of the increase is due to the doubling of the wholesale sales force since March 1996. The remainder is primarily due to increases in sales support and marketing expenditures.

General and administrative expenses increased by $153,000 or 6.6% from $2,334,000 for the 1996 YTD period to $2,487,000 for the 1997 YTD period, representing a decrease of 1.0 percentage points as a percentage of sales from 8.1% for the 1996 YTD period to 7.1% for the 1997 YTD period.

During the second quarter of fiscal 1997, Green Mountain commenced the expansion of its central production and distribution facility located in Waterbury in preparation for expected future growth and after the approval of a Federal Community Development Block Grant to the Town of Waterbury, Vermont which is expected to indirectly benefit the Company through reduced occupancy costs. The 45,000 square-foot addition to its central facility is expected to be completed by the current fiscal year end and will first be used for expanded warehousing and distribution space with roasting and packaging machinery being added in future fiscal years as needed. The increase in occupancy costs related to the expansion is not expected to have a material impact on the Company in fiscal 1997. Due to the demolition of an old, adjacent office building occupied by the Company, and the immediate redesign of the production flow to be used in the expanded facility, the Company recorded a loss on abandonment of equipment of $218,000 during the second quarter of fiscal 1997.

Income from operations decreased by $177,000 or 12.4% from $1,429,000 for the 1996 YTD period to $1,252,000 for the 1997 YTD period. However, had the Company not recorded the $218,000 loss on abandonment of equipment discussed above, income from operations would have increased by $41,000 or 2.9% from $1,429,000 for the 1996 YTD period to $1,470,000 for the 1997 YTD period.

The income tax expense recognized under SFAS 109 was $163,000 in the 1996 YTD period compared to an income tax benefit of $407,000 in the 1997 YTD period. The Company has been profitable for eight consecutive fiscal quarters and, based on the weight of available evidence, as prescribed in SFAS 109, of the amount of deferred tax assets which more likely than not will be realized, significantly reduced its deferred tax assets valuation allowance during the second quarter of fiscal 1997.

Net income increased by $376,000, or 40.6%, from $926,000, or $0.27 per share for the 1996 YTD period to $1,302,000, or $0.38 per share, for the 1997 YTD period. The increase was primarily due to the effect of the reduction in the deferred tax asset valuation allowance.


Liquidity and Capital Resources

Working capital increased $1,377,000 to $4,318,000 at July 5, 1997 from $2,941,000 at September 28, 1996. The increase is primarily the result of higher inventories, due to increases in the price of green coffee and due to inventories built up for shipments to new customers in the fourth quarter of fiscal 1997.

Cash used for capital expenditures aggregated $3,999,000 during the 1997 YTD period, and included $670,000 for equipment loaned to wholesale customers, $627,000 for production and distribution equipment and $2,130,000 for computer hardware and software. During the 1996 YTD period, Green Mountain had capital expenditures of $1,730,000 (net of $180,000 financed directly by a capital lease and long-term debt), including $612,000 for equipment on loan to wholesale customers, $438,000 for production equipment, and $376,000 for computer hardware and software. Cash used to fund the capital expenditures in the 1997 YTD period was obtained primarily from the $1,613,000 of net cash provided by operating activities and the increase in the revolving line of credit of $2,928,000.

The Company currently plans to make capital expenditures in fiscal 1997 of approximately $5,500,000. Overall capital expenditures for fiscal 1998 are presently expected to be below fiscal 1997's expected level. However, capital expenditure needs are constantly reviewed and actual amounts expended may differ from these estimates.

Green Mountain is presently implementing an enterprise information system which it expects to use to facilitate growth and improve operations and customer service. This new enterprise information system also is expected to address all "Year 2000" issues in a complete and timely manner. Management believes that the substantial investment in fiscal 1997 in computer hardware and software and the expansion of its central production and distribution center for fiscal 1998 occupancy is necessary for the Company to efficiently and effectively grow. However, there can be no assurance that future sales increases will be adequate to cover the additional depreciation, software maintenance, and facility expenses, and earnings in future periods may be negatively impacted.

On February 19, 1997, the Company amended its credit facility with Fleet Bank - NH. Under the revised facility, the Company increased the limit of the revolving line of credit from $3,000,000 to $5,000,000 and extended its term to February 28, 1999. On June 9, 1997, Green Mountain again amended its credit facility with Fleet Bank - NH to increase its revolving line of credit limit by another $1,000,000 to $6,000,000. The amount available under the revolving line of credit is now fully available as the previous working capital borrowing base formula was eliminated. Therefore, the amount available under the revolving line of credit at July 5, 1997 was $2,564,000. The interest paid on this line of credit, as well as other Fleet Bank borrowings, varies with the prime and LIBOR interest rates, the fluctuations of which may impact future earnings.

Management believes that cash flow from operations, existing cash and available borrowings under its credit facility and other sources will provide sufficient liquidity to fund currently planned growth, pay all liabilities incurred in the normal course of business, fund capital expenditures and service debt requirements for the next twelve months.

Twenty-year lows in reported domestic coffee supplies combined with forecasts of smaller crops in Central America, labor actions in certain countries and the fear of frost in Brazil, among other factors, have caused a dramatic increase since December 1996 in the "c" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange). In addition to the "c" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "c" price. Since December 1996, differentials have also been rising. The Company believes that the cost of green coffee will continue to be volatile in fiscal 1997 and into fiscal 1998. There can be no assurance that the Company will be successful in passing these fluctuations on to the customers without losses in sales volume or gross margin, as may have occurred with customers who resell the Company's whole bean coffee by the pound in the 1997 period. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 70 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.


Deferred Income Taxes

The Company had net deferred tax assets of $1,367,000 at July 5, 1997. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,370,000 (related primarily to a Vermont investment tax credit). The Company had income before taxes of $895,000 and $1,484,000 in the 1997 YTD period and for all of fiscal 1996, respectively, and has been profitable in its last eight consecutive fiscal quarters. Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized.


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

Approximately 32% of the Company's total net sales were shipped via United Parcel Service ("UPS"), Federal Express ("FedEx") and the United States Post Office ("USPS") prior to the UPS strike in August 1997. The Company has been successful to the date of this filing in shifting its shipments to FedEx and USPS. However, there can be no assurance that it will be able to do so in the future should the UPS strike continue for a prolonged period. Furthermore, the impact of such a change on shipping costs, customer service levels, and ultimately sales, is uncertain.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:
                 3.1       Certificate of Incorporation1

                 3.2       Bylaws1

                 10.2(ee) Ninth Amendment to Commercial Loan Agreement, Fleet Bank, dated June 9, 1997 among Green Mountain Coffee Roasters, Inc. as borrower, and Fleet Bank - NH, as lender

                 10.2(ff) Replacement Revolving Line of Credit Promissory Note, dated June 9, 1997, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH.

                 11        Computation of net income per share of common stock

                 27        Financial Data Schedule


(b)  No reports on Form 8-K were filed during the forty weeks ended July 5, 1997
______________________
1Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                GREEN MOUNTAIN COFFEE, INC.

Date:        8/19/97            By:   /s/ Robert P. Stiller
             --------           --------------------------------------------
                                      Robert P. Stiller,
                                      President and Chief Executive Officer

Date:        8/19/97            By:   /s/ Robert D. Britt
             --------           --------------------------------------------
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