Form 10-K
period 1997-09-27
GREEN MOUNTAIN COFFEE INC
filed 1997-12-29
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   --------------------------------------------------------------------------
                                    FORM 10-K
   --------------------------------------------------------------------------


(Mark One)

[ X ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 27, 1997

                                       OR

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _____________

                         Commission file number 1-12340

                           GREEN MOUNTAIN COFFEE, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                      03-0339228
---------------------------------            ---------------------------------
(State or other jurisdiction                 (IRS employer identification no.)
 of incorporation or organization


33 Coffee Lane, Waterbury, Vermont                        05676
----------------------------------           ---------------------------------
(Address of principal executive offices)                (Zip code)

                                 (802) 244-5621
                         ------------------------------
                         Registrant's telephone number

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.10 par value per share
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 10, 1997 was approximately $8,645,000 based upon the closing price of such stock on that date.


As of December 10, 1997, 3,530,818 shares of common stock of the registrant were outstanding. See "Market for Common Equity and Related Stockholder Matters."


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on March 20, 1998 have been incorporated by reference into Part III of this report. The registrant will file the definitive Proxy Statement by January 26, 1998.

                              GREEN MOUNTAIN COFFEE
                           Annual Report on Form 10-K

                                Table of Contents

                                                                         Page
                                      Part I
-------  -----------------------------------------------------------------------
Item 1.  Business......................................................    3

Item 2.  Properties....................................................   15

Item 3.  Legal Proceedings.............................................   15

Item 4.  Submission of Matters to a Vote of Security Holders...........   15

-------- -----------------------------------------------------------------------
                                     Part II
-------- -----------------------------------------------------------------------

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   18

Item 6.  Selected Financial Data.......................................   19

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   19

Item 8.  Financial Statements and Supplementary Data...................   25

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures........................   25

------- ------------------------------------------------------------------------
                                     Part III
------- ------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant............   26

Item 11. Executive Compensation........................................   26

Item 12. Security Ownership of Certain Beneficial Owners
           and Management..............................................   26

Item 13. Certain Relationships and Related Transactions................   26

-------- -----------------------------------------------------------------------
                                     Part IV
-------- -----------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.................................................   27



     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, economic conditions, prevailing interest rates, competition, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new package design and sizes, weather and special or unusual events, as well as other risk factors described in Item 1 of the Company's Annual Report on Form 10-K for the year ended September 27, 1997 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.




                                     PART I

Item 1. Business

The Company
-----------
     Green Mountain Coffee, Inc. ("the Company" or "Green Mountain") roasts over 25 high-quality arabica coffees to produce over 50 varieties of coffee which it sells through a coordinated multi-channel distribution network consisting of wholesale, company-owned stores, and direct mail operations. This distribution network is designed to maximize brand name recognition and product availability. The Company is one of the leading specialty coffee companies in its established markets.

     The majority of Green Mountain's revenue is derived from its over 5,000 wholesale customer accounts located primarily in the northeastern United States. The wholesale operation serves fine dining, supermarket, specialty food store, convenience store, food service, hotel, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

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

     The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first,
second  and  third  "quarters"   ending  16  weeks,  28  weeks  and  40  weeks,
respectively, into the fiscal year. As used herein, unless the context otherwise requires, references to "fiscal 1997" or "fiscal 1996" represent the 52-week periods ended September 27, 1997 and September 28, 1996, respectively.

     The Company's corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its email address for investor information is investor.services@gmcr.com. The address of the Company's Internet web site is www.gmcr.com.

The Product
-----------
     Green Mountain is committed to providing the highest quality arabica coffees available from around the world. To achieve this goal, Green Mountain carefully selects the finest coffees and then custom roasts the coffees to maximize their taste and flavor differences.

     The Company roasts its coffee in small batches to ensure consistency. Green Mountain varies both the degree of roast and the roasting profile (i.e., roast time and temperature) to maximize a particular coffee's taste characteristics. The Company utilizes state-of-the-art roasting software which enables it to more exactly duplicate specific roasts, ensuring Green Mountain's ability to offer consistent taste profiles.

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

     The Company uses convection air roasters, which it believes offer a higher degree of flexibility than other commercially available roasters. In addition, the Company has developed specific roasting programs for each bean type to establish a Green Mountain "signature" for that bean type, which the Company calls its "appropriate roast"(TM). The Company believes that this roasting process distinguishes it from other specialty coffee companies and has resulted in strong customer brand loyalty.

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

Growth strategy
---------------
     In recent years, the primary growth in the coffee industry has come from the specialty coffee segment, driven by the wider availability of high quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer education. Green Mountain has been benefiting from the overall market trend plus some distinctive advantages over its competitors.

     The presence of the Green Mountain Coffee Roasters(R) brand crosses over many different distribution channels and customer categories in its primary geographic market, the northeastern United States, thereby providing widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain's coffee is widely available throughout the day, at home in the morning, in hotels, on airplanes, at convenience stores on the way to work, at the office, in restaurants, in supermarkets and at home again at the end of the day.

     The Company believes that its coffee's convenient availability for consumer trial through convenience stores, restaurants and office coffee services is a significant advantage and a key component of its growth strategy. The Company believes that potential customers who sample its products by the cup are likely to develop a taste for Green Mountain coffee and seek it out through other available distribution channels. It has been the Company's experience that consumer trial of Green Mountain coffee at one level of distribution often leads to a subsequent purchase at another level of distribution. As brand awareness increases through trial by consumers of the Company's coffee by the cup, demand for whole bean sales of the Company's coffee for home consumption also increases. The National Coffee Association of USA, Inc. in its Coffee Consumption Trends and Outlook, 1997 Winter Coffee Study, states that "76% of all coffee is consumed at home." It further stated that 71% of all coffee consumed at home is purchased at supermarkets. As brand equity is built, wholesale expansion typically continues through customers such as supermarkets and specialty food stores, who in turn, sell the Company's whole bean coffee to consumers. This expansion process capitalizes upon this cup/whole bean inter-relationship and is designed to further increase Green Mountain's market share in geographic areas in which it already operates in order to increase sales density and drive operational and brand-equity efficiencies.

     The Company also seeks to introduce Green Mountain coffee in selected new markets across the United States and internationally, principally utilizing the Company's wholesale distribution channel. In recent years, Green Mountain has generally entered new territories and begun to develop brand awareness through the regional or national networks of its major customers, such as the Mobil convenience store network.

     The Company will continue to focus on increasing wholesale sales of its products to retailers of whole bean coffee to facilitate its expansion. Similarly, the Company will strive to identify other potential wholesale customers in each of its markets, such as office coffee services, hotel chains, food distributors and both chain and independent convenience stores and restaurants which the Company believes not only provide an additional source of revenues, but also facilitate consumer trial of Green Mountain Coffee. In addition, the Company will evaluate other potential marketing channels for both its established and new territories.

     The Company has not added any new company-owned retail stores in recent years as it has found that it has achieved acceptable levels of consumer sampling of Green Mountain Coffee and higher return on investment through its wholesale accounts. In the direct mail area, the Company focuses solicitations on catalog customers who buy regularly from the Company, in the the corporate gift-giving, bed-and-breakfast and small office market segments, and from members of the Company's "Coffee Club", a continuity program with customized standing orders for automatic re-shipment.

Recent Developments
-------------------
     Much was accomplished in 1997 to re-focus and unify the Green Mountain brand. The Company introduced its new packaging in mid-1997, giving the product a more appropriate upscale look and building strongly on Vermont imagery. The new design, with the logo "Sit back, sip and relax, you're on Green Mountain Time"TM is now featured on coffee packages, point of purchase promotional material, delivery trucks, coffee mugs and disposable cups. The packaging re-design was also an opportunity to decrease the array of available package sizes, to improve operational efficiency and to change the standard package size from one pound to the more traditional 12 ounce bag, thus enabling the Company to price its coffee more in line with competitors' brands.

     In the Fall of 1997, the Company introduced its first limited edition coffee, Autumn Harvest Blend(TM). A unique label, also based on a classic
Vermont theme, was applied on the coffee package as well as a variety of promotional items, including thermal travel mugs and T-shirts. This campaign proved very effective to provide existing customers with unique opportunities to promote the brand and increase sales.

    Since March 1996, the Company has more than doubled the size of its wholesale sales staff, adding sixteen area sales managers, as well as national supermarket and national office coffee service sales managers. Fiscal 1997 was largely devoted to the training of this new staff and the re-design of the sales process. Nevertheless, the Company has already started to reap the benefits of its major investment in wholesale sales and marketing.

     Green Mountain enjoyed good penetration into the office coffee service ("OCS") market, which is important to provide tasting opportunities to new consumers. Starting the year with only five OCS distributors, the Company ended the year with over 25 distributors taking Green Mountain coffee throughout the eastern and mid-western United States. One major alliance is a five-year agreement entered into in September 1997 with the Perrier Group, which now distributes Green Mountain Coffee to workplaces along with its Poland Spring Natural Spring Water. In November 1997, the Company also began providing Green Mountain coffees in the New York metropolitan area to Bunn Coffee Service, Inc., the largest independent OCS sales organization in the United States. Another result of the OCS focus was commencing sales to Staples Office Products Superstores, which now offers Green Mountain's coffee in nearly 600 outlets in North America as well as through their catalog.

     The Company was also successful in its effort to acquire and expand major accounts in the transportation sector. Consumers can now enjoy Green Mountain coffee while traveling with Delta Express, the Delta Shuttle, Midway Airlines, AirTran Airways, Business Express and Amtrak.

     In January 1997, Green Mountain became the exclusive supplier of coffee to The Coffee Station, Inc., an operator of coffee shops with impressive locations such as Rockefeller Center and the World Trade Center in New York City, and the CNN Center in Atlanta.

     The Company's relationship with Mobil is also expanding, with Green Mountain coffee now served in over 900 Mobil convenience stores. In June 1997, the Company signed a five-year agreement to supply all Mobil "On The Run"(SM) convenience stores of which approximately 200 (included in the 900 referenced above) are currently in operation. The sales focus in supermarkets has also continued with the addition in fiscal 1997 of 14 Big V supermarkets in New York, 18 Grand Union supermarkets in Vermont, and the testing in 20 Stop 'n Shop supermarkets in Connecticut and Massachusetts.

     Finally, in fiscal 1997, the Company has made great strides in its preparation for future growth. The Company started a complete overhaul of its information systems, with the implementation in record time of seven PeopleSoft enterprise system software components. The implementation of the balance of the key modules is expected to be completed in fiscal 1998. Once completely deployed, this new software is expected to help Green Mountain better serve its customers, and grow more efficiently and effectively. The Company's landlord also began construction in 1997 to double the size of Green Mountain's central production and distribution facility in Waterbury, Vermont. Management believes that both improvement projects are necessary to enable the Company to increase its growth rate. However, there can be no assurance that the Company will be able to generate enough revenue growth to support increases in operational expenses from these major infrastructure improvements.

Corporate Philosophy
--------------------
     Green Mountain's objective is to be the leading specialty coffee company by providing the highest quality coffee and having the largest market share in its targeted markets while maximizing company value. The Company intends to achieve this objective through a corporate philosophy designed to differentiate and reinforce the Green Mountain brand and to engender a high degree of customer loyalty. The essential elements of this philosophy include:

Highest Quality Coffee. Green Mountain buys only the highest quality arabica beans available from the world's coffee-producing regions and uses a roasting process that maximizes each coffee's individual taste and aroma. Green Mountain believes that its coffees are among the highest quality coffees sold in the world.

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

Green Mountain views the quality of customer interaction by its employees as a major long-term success factor. Employees throughout Green Mountain are trained and encouraged to exceed customer expectations. The Company also believes that coffee is a convenience purchase and utilizes its multi-channel distribution network to make its coffee widely and easily available to consumers for home or away-from-home consumption.

Customer Coffee Education. The Company educates its wholesale customers and employees about the origin and preparation of coffee through a course comprised of a series of on-site training, tours, manuals, and hands-on learning experiences known as "Coffee College." The two-day intensive training covers growing and harvesting; coffee tasting and cupping; grinding, filtering, and brewing; roasting and packaging; and preparing coffee beverages. During fiscal 1997, Green Mountain Coffee Roasters was also selected to host a Specialty Coffee Association of America ("SCAA") Espresso Lab training session. The Company's direct mail catalog provides an overview of the differences between the various coffees from around the world, the various degrees of roast, as well as proper grinding and brewing guidelines. Green Mountain's company-owned retail stores offer in-store roasting demonstrations, and coffee tastings, as well as coffee preparation demonstrations. The Company believes that activities such as these help to create advocates for its coffee and thereby engender a loyal customer base.

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

Community Involvement. Green Mountain contributes coffee and coffee equipment to support non-profit organizations in local communities. These organizations include the United Way, the Salvation Army, the Ronald McDonald House, The Hole in the Wall Gang, as well as libraries, religious organizations, schools, counseling centers and soup kitchens in markets where the Company operates. Since 1993, the Company has allowed employees to volunteer on company time for up to 2.5% of their total hours worked at Green Mountain, to encourage and support volunteer work for non-profit and community-based organizations. Through its support of Coffee Kids(R), the Company seeks to improve the quality of life of children and families in coffee-growing communities around the world. In addition, through customer and employee contributions, the Company has funded two village banks located in Guatemala and Mexico which have made low interest rate loans available for women to start small businesses to broaden their family's sources of income. In addition, the Company has funded the construction of a coffee processing facility and hydroelectric plant in Villa Rica, Peru, which was proposed and completed by 16 farmers to help process the Company's Organic Peruvian Select(TM) coffee. The Company believes that the support of local and global organizations furthers the causes the Company believes in and generates goodwill.

Environmental Leadership. Green Mountain is dedicated to both the preservation of the environment and minimization of its environmental impact, and seeks to achieve these objectives in various ways. The Company encourages sustainability through its Stewardship(R) Program, through which a portion of its coffee is purchased from farms and cooperatives where herbicide and pesticide use is limited and soil erosion controls are in place. In fiscal 1996, Green Mountain introduced its first organic coffee, a farm-direct coffee from Peru, and the Company's roasting and packaging facility was certified as organic by Quality Assurance International of San Diego, California. Since 1990, Green Mountain has sold, under the licensed name Earth-Friendly Coffee Filters(TM), a line of dioxin- and chlorine-free paper coffee filters. Further, the Company provides financial support to environmental organizations such as Conservation International and the Rainforest Alliance, which work to preserve the world's rain forests.

     Green Mountain also seeks to minimize its environmental impact through responsible operational practices, from purchasing to waste management. Since 1989, the Company has had a volunteer Employee Environmental Committee, which investigates a broad range of issues. In 1994, Green Mountain joined the national BuyRecycled! Alliance, pledging to document and increase its purchases of recycled goods annually. The Company's corporate letterhead consists of 25% post- and 25% pre-consumer recycled content by sheet weight. Green Mountain uses chemical-free cornstarch-based foam peanuts, which decompose in water, to protect products during shipping. It also stores and ships products in either reusable or recyclable totes and containers. The Company makes every attempt to divert its manufacturing waste out of the landfill. For example, the burlap bags which contain green coffee beans are given away after they are emptied, for use in gardens, as animal beds, or for craft supplies. Chaff, a highly compostable coating on the coffee bean which separates during the roasting process, is made available to local farmers and gardeners. The Company also has an active on-site recycling program, established in 1989, which the Company believes has enabled it to reduce its landfill refuse volumes by approximately 38%. In 1997, the Company won a 3M Scotchban(TM). Innovation Award for the development of a biodegradable coffee bag used by Company-owned retail stores and wholesale customers who bag Green Mountain Coffee on their premises.

Wholesale Operations
--------------------
     Approximately 84% of Green Mountain's revenue and approximately 93% of its coffee pounds sold are derived from its wholesale operation which services accounts located primarily in the northeastern United States. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business. Unlike most of its competitors, Green Mountain's wholesale operation services a large variety of establishments. This strategy enables a deeper penetration in a given geographic market, exposing consumers to the brand throughout the day in a variety of contexts. This strategy also has the advantage of limiting the dependency of the Company on a single distribution channel. The distribution of wholesale pounds sold during fiscal 1997 by wholesale customer category was approximately: 28% to supermarkets, 25% to convenience stores, 20% to restaurants, 15% to other food service establishments such as hotels, universities, and airlines, 8% to office coffee service distributors, and 4% to other retail establishments such as specialty food stores.


Notable accounts include:

 Supermarkets
 ------------
   Roche Brothers - 13 upscale supermarkets
   Kings Supermarkets - 22 stores
   Hannaford Brothers - 95 supermarkets

 Convenience stores
 ------------------
   Mobil convenience stores - over 900 stores

 Office Coffee Services
 ----------------------
   Bunn Coffee Service
   Perrier's Poland Springs

 Restaurants
 ----------------------
   Aureole Restaurant, NYC
   The Harvard Club, NYC
   New England Culinary Institute
   Culinary Institute of America
   The Coffee Station

 Other Retail
 ------------------------
   L.L. Bean

 Other Food Services
 ------------------------
  Amtrak - northeast corridor
  Delta Express
  Delta Shuttle
  Midway Airlines
  Massachusetts Insstitute of Technology
  Stowe Mountain Resort
  University of Vermont


     Geographically, the Company's wholesale coffee pound sales in fiscal 1997 were approximately as follows: 44% in northern New England states, 22% in southern New England states, 19% in mid-Atlantic states, 6% in southern Atlantic states, and 8% elsewhere in the United States.

     Through the wholesale operation, Green Mountain has also initiated an international sales effort, principally through distributors, initially targeting nations where there exists either a tradition of coffee consumption or a recent trend indicating the appreciation of specialty coffee. In fiscal 1997, approximately 1% of wholesale pounds were sold internationally.

     Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont and regional distribution centers in Biddeford, Maine; Latham, New York, a suburb of Albany; Woburn, Massachusetts; and Southington, Connecticut. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The wholesale operation primarily uses in-house sales people. However, in certain markets, such as the office coffee service and food service sectors, the Company utilizes the services of independent distributors who purchase coffee from the Company for resale to wholesale customers. The Company believes that the use of such distributors provides access to certain wholesale customers whose size or geographic location makes it economically inefficient for the Company to service directly.

     The Company generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are usually installed on the customer's premises by the Company's internal or contracted service personnel. A customer is also assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for supermarket customers, Green Mountain employs a team of over 29 part-time stockers who ensure that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales in supermarkets. Most large food conglomerates who own coffee companies do not provide such on-site specialized sales support to their supermarket customers.

     As of December 1997, the wholesale operation had 31 area sales managers assigned to geographic territories, up from 15 area sales managers as of February 1996. The wholesale area sales territories are concentrated in the northeastern corner of the United States, with an additional presence in Illinois, Florida, Michigan and Arizona. In addition to geographic sales people, the Company has a national supermarket sales manager, a national office coffee service sales manager, an international sales manager, and a special national sales accounts manager to help provide more focused category management in these market segments.

     The Company's sales process includes: the use of mapping software to identify desirable customer prospects and potential new expansion territories; tradeshows; outbound telemarketing to target and qualify prospects for the Company's area sales managers; and the use of laptop computers by area sales managers to speed new customer setup, enhance the Company's telemarketing efforts and field communications, and to help provide customers with sales history, forecasting and merchandising data. In addition to the above, the Company actively pursues referrals from existing customer to shorten the sales process in the acquisition of new business. The Company also has an active "VIP" free coffee sampling program targeted to prospects.

Company-Owned Stores
--------------------
     Green Mountain operates twelve retail stores located in Vermont, Connecticut, Illinois, Maine, Massachusetts, New Hampshire and New York. The Company's retail stores provide an opportunity for direct contact with consumers and help build the credibility of the Green Mountain Coffee Roasters(R)brand for its specialty wholesale business. The stores offer a variety of high-quality whole bean arabica coffees, specialty coffee beverages including cappuccinos and lattes, and a variety of cold coffee drinks. In addition, the stores offer freshly baked pastries, a selection of brewing equipment and accessories, coffee-related gifts and packaged foods.

     Company-owned store operations made up approximately 10% of total revenues in fiscal 1997 and are presently not a principal growth channel of the Company. Rather, they are used primarily to help support growth in the wholesale sector by adding visibility to the brand and providing consumers with a high-quality coffee experience. Eight of the present twelve stores have in-store roasters. In October 1997, the Company relocated its South Portland, Maine retail store to a new location and modified its retail design concept to include a "slice of Vermont", a relaxing and inviting family orientation, and an emphasis on specialty coffee beverages and their creation.

Direct Mail Operations
----------------------
     The Company publishes catalogs that market over 50 coffees, coffee-related equipment and accessories, as well as gift assortments and gourmet food items covering a wide range of price points. Revenues from direct mail accounted for approximately 6% of total revenues in fiscal 1997. Green Mountain's telemarketing service representatives fulfill the individual coffee needs of direct mail customers by educating and consulting with customers about the various attributes of different coffee varieties. Representatives also suggest custom blends, handle special delivery requests, offer special products in an "upsell" program and contact customers via outbound telephone to offer products and special items targeted to their previous buying patterns.

     In fiscal 1997, approximately 55% of the Company's direct mail revenue was derived from over 4,000 members of its "Coffee Club", a continuity program with customized standing orders for re-shipment.

     In addition to its direct mail program targeted at the individual consumer, Green Mountain also uses its direct mail system to target corporate gift-giving programs and bed-and-breakfast and small office establishments that it believes are well served via the convenient direct mail channel.

     The Company's direct mail operations also provide special promotional direct mail offers and product shipments to wholesale "VIP" customers and prospects. Moreover, the Company's catalog and direct marketing efforts provide market testing opportunities, build brand awareness, and support the entry of the wholesale operation into new geographic markets through targeted mailings.

Green Coffee Cost and Supply
----------------------------
     The Company utilizes a combination of outside brokers and direct relationships with estates for its supply of green coffees, with outside brokers providing the larger amount. Coffee is the world's second largest traded commodity and its supply and price are subject to high volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium or "differential" above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries.

     Cyclical swings in commodity markets, based upon supply and demand, are not at all uncommon. The "C" price (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) of green coffee was at relatively high levels throughout fiscal 1995, from $2.26 at the beginning of the fiscal year to a low of $1.15 near the end of the fiscal year, as a result of frosts and droughts in 1994 in the coffee producing region of Brazil, the world's largest producer of coffee. Although Green Mountain does not buy any of its coffee from Brazil, virtually all coffee prices were adversely affected by the weather in Brazil. In fiscal 1996, the average "C" price was less than in fiscal 1995, and ranged from a high of $1.32 to a low of $0.91.

     In December 1996, the "C" price of coffee started to rise again due to a variety of factors including reports of domestic coffee supplies at twenty-year lows, forecasts of smaller crops in Central America and the fear of frost in Brazil. In May 1997, the "C" price reached a record high of over $3.00. It has decreased since then (to $1.83 at December 10, 1997), but remains highly unstable.

     Prior to the two 1994 frosts in Brazil, the differential payable by the Company for its coffees could add up to $0.70 per pound over the published commodity price for high-quality arabica coffees. Since then, some of these differentials have risen dramatically, adding further to the overall cost of coffee.

     It is largely expected that coffee prices will remain volatile in the coming years. Differentials and premiums continue to remain at high levels. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. Furthermore, the Company believes that the low coffee price ranges experienced during the early 1990s are not high enough to support proper farming and processing practices, impacting the overall supply of the top grade coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support the world consumption of the top grades of coffees.

     The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain believes that this is the best way to provide its customers with a fair price for its coffee. The Company believes that there is significant risk in fixing prices further in the future, since the true available supply of green coffee from around the world is not readily known. At September 27, 1997, the Company had approximately $4 million in fixed price purchase commitments.

     In addition, the Company does from time to time purchase coffee future contracts to provide additional protection when it is not able to enter into coffee purchase commitments. The gains from such contracts realized in fiscal 1997 were not material.

     In fiscal 1997, the Company passed on to its customers most of the green coffee price increase through two consecutive price increases in March 1997 and June 1997 (the total increase averaged $0.80 per pound). There can be no assurance that the Company will be successful in passing on further green coffee price fluctuations to the customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 50 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

     Green Mountain intends to increase the percentage of the coffee it buys from specifically identified farms in fiscal 1998 and beyond, as it believes this strategy will result in improved product quality, product differentiation, long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.

Significant Customers
---------------------
     Hannaford Brothers Company, a supermarket chain, accounted for approximately 10.4%, 12.1% and 10.4% of revenues in the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively. In December 1997, the Company renewed its contract with Hannaford for three years. This new contract also provides access to an additional 21 stores in New York State.

     The extensive network of Mobil convenience stores, owned by Mobil Corporation or by independent franchisees, accounted for approximately 15.5% of sales in fiscal 1997, and is a key component of the Company's growth strategy as it provides sampling opportunities for a large number of potential new consumers throughout the country. Mobil convenience stores owned and operated by Mobil Corporation alone, however, do not make up 10% of the Company's revenues. In fiscal 1997, the Company announced a five-year agreement to exclusively supply
Mobil On The Run(SM) convenience stores. Presently, the Company serves approximately 200 of such stores and Mobil presently expects to open 1,200 Mobil On-The-Run(SM) convenience stores by 2002.

     Although the Company believes that it has strong mutually-beneficial business relationships with Hannaford Brothers Company and Mobil Corporation, there can be no assurance that it will continue to have such relationships, and the loss of such accounts would likely have a material adverse effect on the Company's results.

Competition
-----------
     The specialty coffee market is highly competitive, and Green Mountain competes against all sellers of specialty coffee. Additionally, the Company also competes with "commercial" coffee vendors, to the extent that it is also trying to "upsell" consumers to the specialty coffee segment. A number of large international food conglomerates have divisions or subsidiaries selling specialty coffees, a significant portion of them having been developed through the acquisition of independent brands. Procter & Gamble and Nestle distribute the premium coffee products Millstone and Sarks, respectively, in supermarkets nationwide, which may serve as alternatives to Green Mountain's coffees. In the office coffee and food service arena, General Foods and Procter & Gamble are large competitors. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies. Another well-established player is Starbucks, a leading independent specialty coffee retailer with a limited wholesale operation.

     The Company expects intense competition, both within its primary geographic territory, the northeast United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

     The Company competes primarily by providing fresh, high quality coffee, easy access to its products and superior customer service. The Company believes that its ability to provide a convenient network of outlets from which to purchase coffee is an important factor in its ability to compete. Through its multi-channel distribution network of wholesale, retail and direct mail operations and its focus on the sale of coffee in all forms, rather than coffee beverages alone, the Company believes it differentiates itself from many of its larger competitors, who specialize in only one of the wholesale, retail and direct mail channels of distribution. The Company also believes that one of the distinctive features of its business is that it is one of the few coffee companies that roasts its coffees individually, varying both the degree and timing of the roast to maximize a coffee's particular taste characteristics. Finally, the Company believes that being an independent roaster allows it to be better focused and in tune with its customers' needs than its larger diversified competitors. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.

Seasonality
-----------
     Historically, the Company has experienced significant variations in sales from quarter to quarter due to the peak November-December holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.


Intellectual Property
---------------------
     The Company holds federal registrations in the United States for the trademarks Green Mountain Coffee(R), Green Mountain Coffee Roasters(R), Green Mountain Filters(R), Stewardship Coffee(R), Stewardship(R), Nantucket Blend(R), Rain Forest Nut(R), Vermont Country Blend(R), and Cafe Vermont(R), and for the service marks Green Mountain Coffee Roasters(R) and Stewardship(R), and related design marks. Federal trademark and service mark registrations must be renewed every 10 years. Some of the Company's registered marks, including Green Mountain Coffee(R) and Green Mountain Coffee Roasters(R), will require renewal in 2001. The Company believes it will obtain renewal of these marks. The Company also has several federal applications pending for registration of additional trademarks and service marks. The Company does not hold any patents.

     The Company has irrevocable, perpetual, royalty-free licenses to use the names Earth-Friendly Coffee Filters(TM) in connection with coffee filters, and Columbian LaCapilla(TM), Kona Mountain Coffee(TM) and Kona Mountain Estate(TM) in connection with coffee worldwide (excluding Hawaii), all subject to the terms of the agreements under which these licenses were granted.

     The Company believes that these trademarks, service marks and licenses will continue to be important to its success.

Employees
---------
     As of September 27, 1997, the Company had approximately 310 full-time employees and 100 part-time employees. The Company supplements its workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer demand during the peak November-December holiday season. The Company believes that it maintains good relations with its employees.

Item 2. Properties

     The  Company   leases  one   principal   manufacturing,   warehousing   and
distribution facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 90,000 square feet of usable space, including a 30,000 square foot mezzanine area, and its lease expires in 2007. This includes 40,000 square feet that were added in November 1997 for plant expansion to be completed by the end of the second fiscal quarter of 1998. The Company's other facilities, all of which are leased, are as follows:


                                                      Approximate    Expiration
      Type           Location                         Square Feet     of Lease
 ---------------     --------------------------------------------- -------------
 Company-Owned       Latham, NY                          2,300         2007
 Retail Stores       Naperville, IL                      2,330         2004
                     Newton Highlands, MA                1,820         2004
                     Plattsburgh, NY                     1,440         1998
                     Portland, ME(2)                     2,300         2002
                     Portsmouth, NH(1)                   2,700         1999
                     So. Portland, ME                    1,270         2007
                     Waitsfield, VT                      2,360         2000
                     Waterbury, VT (Factory Outlet)      1,100    month-to-month
                     Waterbury Center, VT                  500         1998
                     West Hartford, CT                   1,820         1999
                     Winooski, VT                        1,500         1998
  --------------     --------------------------------------------- --------------

 Administrative      Coffee Lane, Waterbury, VT          4,000    month-to-month
 Offices             Main Street, Waterbury, VT          8,680         1999
                     Pilgrim Park II, Waterbury, VT      3,000    month-to-month
                     Pilgrim Park II, Waterbury, VT      8,000         2010
  ---------------    --------------------------------------------- -------------

 Warehouse/          Woburn, MA                         10,580          2001
 Distribution/       Southington, CT                    11,200          2001
 Service Space       Waterbury, VT                       3,000    month-to-month
                     Biddeford, ME                      10,000          2001
                     Latham, NY                          7,500          2002
 ---------------     --------------------------------------------- -------------

 (1)Lease also covers 2,000 square feet of space which the Company has subleased as of December 10, 1997

 (2)Lease also covers 2,024 square feet of space which the Company has subleased as of December 10, 1997


     The Company believes that its facilities are generally adequate for its current needs and that suitable additional production and administrative space will be available as needed on favorable terms. As indicated in the table above, a number of company-owned retail stores leases are coming to their term in the next couple of years. There can be no assurance that the expiring leases will be renewed or whether the Company will be able to secure adequate sites at acceptable rent levels if and when it decides to relocate these stores.

Item 3.   Legal Proceedings

     The  Company  is  not  currently  party  to  any  material   pending  legal
proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fiscal quarter ended September 27, 1997.


Executive Officers of the Registrant
------------------------------------
     Certain biographical information regarding each director and executive officer of the Company is set forth below:

                                                                       Executive
                                                                       Officer
   Name                Age               Position                      Since
--------------------  ----    --------------------------------------   ---------
Robert P. Stiller      54     Chairman of the Board, President         1993
                                and Chief Executive Officer

Robert D. Britt        42     Director, Chief Financial Officer,       1993
                              Vice President, Treasurer and Secretary

Stephen J. Sabol       36     Director and Vice President              1993

Jonathan C. Wettstein  49     Director and Vice President              1993

Paul Comey             47     Vice President                           1993

Dean E. Haller         45     Vice President                           1997

James K. Prevo         44     Vice President                           1997

William L. Prost       43     Vice President                           1997



Robert P. Stiller, founder of Roasters, has served as its President and a director since its inception in July 1981. In September 1971, Mr. Stiller co-founded Robert Burton Associates, a company engaged in the development and sale of E-Z Wider cigarette papers and served as its President and director until June 1980.

Robert D. Britt has served as Chief Financial Officer of Roasters since May 1993. From July 1992 to April 1993, Mr. Britt served as Chief Financial Officer for Engineered Coatings, Inc., a manufacturer engaged in the design and application of high temperature metallic and ceramic coatings to metal parts. Mr. Britt is a Certified Public Accountant and holds a Master of Business Administration from the Wharton School at the University of Pennsylvania.

Stephen J. Sabol has served as Vice President of Sales of Roasters since September 1996. Mr. Sabol served as Vice President of Branded Sales of Roasters from August 1992 to September 1996. From September 1986 to August 1992, Mr. Sabol was the General Manager of Roasters responsible for overall performance of the wholesale division in Maine and New Hampshire.

Jonathan C. Wettstein has served as Vice President of Operations of Roasters since April 1993. From June 1974 to April 1993, Mr. Wettstein was employed by Digital Equipment Corporation in a variety of positions including Plant Manager, Order Administration Manager, Marketing Manager, Business and Materials Manager and Product Line Controller. Mr. Wettstein holds a Master of Business Administration from the Harvard Business School.

Paul Comey has served as Executive Director of Facilities and Process Engineering of Roasters since June 1993. From March 1986 to May 1993, Mr. Comey was the owner and principal consultant of Baseline Solutions, a company engaged in providing consulting services to the coffee industry, including the Company.

Dean E. Haller has served as Vice President of Administration of Roasters since November 1996. From October 1990 to November 1996, Mr. Haller was employed by IDX Systems Corporation as Director of Human Resources.

James K. Prevo has served as Chief Information Officer of Roasters since March 1993. Mr. Prevo worked for Digital Equipment Corporation from November 1979 through March 1993. There he held positions as a Software Engineer, Project Manager (New Product Introduction), Program Manager (Computer Products Manufacturing and VAXcluster Systems Engineering) and Business Manager (Systems Integration Services).

William L. Prost has served as Vice  President of Marketing  for Roasters  since
January 1997. Prior to this time, Mr. Prost was co-owner and co-founder of Promark Professional Marketing Services, a marketing consulting firm established in San Antonio, Texas in 1982. In addition, Mr. Prost owned and operated Lucky Star Coffee, a San Antonio coffee distributor. Mr. Prost holds a Master of Business Administration from the University of Texas.

     Officers are elected annually and serve at the discretion of the Board of Directors. None of the Company's directors or officers has any family relationship with any other director or officer, except for Robert P. Stiller and one of the Company's directors, Jules A. del Vecchio, whose wives are sisters.

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     (a) Price Range of Securities
     The Company's common stock has been trading on the NASDAQ National Market under the symbol GMCR since March 19, 1997. Prior to March 19, the Company's Common stock was traded on the Nasdaq SmallCap Market under the symbol GMCR and on the Boston Stock Exchange under the symbol GMR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

                                                            High        Low
                                                            ----       -----

 Fiscal 1996   16 weeks ended January 20, 1996...........   $ 8         $ 5 3/4
               12 weeks ended April 13, 1996.............   $ 7 7/8     $ 5
               12 weeks ended July 6, 1996...............   $ 7 3/4     $ 5 5/8
               12 weeks ended September 28, 1996.........   $ 7 5/8     $ 5 1/2

 Fiscal 1997   16 weeks ended January 21, 1997...........   $ 7 1/4     $ 5 7/8
               12 weeks ended April 12, 1997.............   $ 9         $ 6
               12 weeks ended July 5, 1997...............   $ 8 3/4     $ 5 1/2
               12 weeks ended September 27, 1997.........   $ 12 1/4    $ 7 5/8

 Fiscal 1998   September 28, 1997 to December 10, 1997...   $ 10 1/2    $ 6 7/8



     (b) Approximate Number of Equity Security Holders
     The Company believes that the number of record holders of common stock as of December 10, 1997 was approximately 653.

     (c) Dividends
     The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

     Under a current loan agreement the Company has with the Vermont Economic Development Authority, the Company may not pay any dividends with respect to its capital stock, whether in cash or in stock, without the prior approval of the Vermont Economic Development Authority.

Item 6.   Selected Financial Data

                                                          Fiscal Year Ended
                                         Sept. 27, 1997   Sept. 28, 1996   Sept. 30,1995(1)   Sept. 24, 1994   Sept. 25, 1993
                                         --------------   --------------   ----------------   --------------   --------------
                                                               In thousands, except per share data

Coffee pounds sold(2).................        6,399            5,272            4,408              3,534            2,577
Net sales.............................   $   47,834       $   38,347       $   34,024         $   22,082       $   15,651
Net income (loss).....................   $    1,325       $    1,262       $     (218)        $   (2,358)      $   (2,292)
Net income (loss) per share...........   $     0.38       $     0.37       $    (0.06)        $    (0.70)      $    (0.99)
Total assets..........................   $   23,544       $   17,243       $   15,565         $   13,918       $   18,874
Long-term obligations(3)..............   $    5,965(4)    $    3,563(4)    $    4,280(4)      $    3,022       $    2,387

1 The fiscal year ended September 30, 1995 is a 53-week year.
  All other fiscal years represented are 52-week years.

2 Excludes pounds sold as beverages through the Company's retail stores.

3 Excludes the current portion of long-term obligations.

4 Includes long-term line of credit.


There were no cash dividends paid during the past five fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------
     Green Mountain  Coffee,  Inc., a leader in the specialty  coffee  industry, roasts over 25 high quality arabica coffees to produce over 50 varieties of coffee that it sells under the Green Mountain Coffee Roasters(R) and Green Mountain Coffee(R) brands. For the year ended September 27, 1997, Green Mountain derived approximately 83.7% of its net sales from its wholesale operation, which sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, office coffee distributors, and other food service providers such as hotels, universities and airlines. The Company also operates twelve company-owned retail stores and a direct mail operation serving customers nationwide from its Waterbury, Vermont headquarters, which accounted for approximately 10.3% and 6.0% of net sales, respectively, in fiscal 1997.

     Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of the Company's rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales of the Company's wholesale, company-owned retail stores or direct mail channels, including media and advertising expenses, a portion of the Company's rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the Company's rental expense and the salaries and related expenses of personnel not elsewhere categorized.

     The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first,
second  and  third  "quarters"   ending  16  weeks,  28  weeks  and  40  weeks,
respectively, into the fiscal year. Fiscal 1997 and fiscal 1996 represent the years ended September 27, 1997 and September 28, 1996, respectively, and consisted of 52 weeks. Fiscal 1995 represents the year ended September 30, 1995 and consisted of 53 weeks with the fiscal fourth quarter having 13 weeks instead of the normal 12 weeks.

Coffee Prices, Availability and General Risk Factors
----------------------------------------------------
     Twenty-year lows in reported domestic coffee supplies combined with forecasts of smaller crops in Central America, labor actions and reports of adverse growing conditions in certain coffee growing countries, among other factors, have caused a dramatic increase since December 1996 in the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange). Since July 1997, when, among other factors, it appeared that there would be no frost endangering the Brazil crop, the "C" price of coffee has somewhat declined, but remains highly volatile. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. Since December 1996, differentials have also been volatile and generally rising. The Company believes that the cost of green coffee will continue to be volatile in fiscal 1998. There can be no assurance that the Company will be successful in passing these fluctuations on to the customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 50 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

     The Company enters into coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. In addition, the Company's objective is to fix its raw material costs two to six months in advance to allow for time to adjust its sales prices. This is achieved through the fixing of costs on green coffee purchase commitments, as well as through the use of hedging instruments such as coffee futures contracts and coffee options. In fiscal 1997, the cost and fair value of such futures contracts and options were not material.

     The Company expects to face increasing competition in all its markets, as competitors improve the quality of their coffees to make them more comparable to Green Mountain's. In addition, specialty coffee is now more widely available and a number of competitors benefit from substantially larger promotional budgets following, among other factors, the acquisition of specialty coffee companies by large food conglomerates. The Company expects that the continued high quality and wide availability of its coffee across a large array of distribution channels, and the added-value of its customer service processes, will enable Green Mountain to successfully compete in this environment, although there can be no assurance that it will be able to do so.

     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, economic conditions, prevailing interest rates, competition, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new package design and sizes, weather and special or unusual events, as well as other risk factors described in Item 1 of the Company's Annual Report on Form 10-K for the year ended September 27, 1997 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.


Results from Operations
-----------------------
     The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

                                                       Year Ended
                                     -------------------------------------------
                                     September 27,  September 28,  September 30,
                                         1997           1996           1995
                                     ------------   -------------  -------------
Statement of Operations Data:
Net sales:
   Wholesale......................       83.7  %        79.1  %        74.9  %
   Company-owned retail stores....       10.3  %        13.0  %        15.0  %
   Direct mail....................        6.0  %         7.9  %        10.1  %
                                     -----------    -----------    -----------
Net sales.........................      100.0  %       100.0  %       100.0  %
Cost of sales.....................       61.5  %        59.5  %        63.9  %
                                     -----------    -----------    -----------

Gross profit.......................      38.5  %        40.5  %        36.1  %
Selling and operating expenses.....      28.0  %        27.3  %        28.0  %
General and administrative expenses       7.1  %         8.2  %         7.6  %
Loss on abandonment of equipment...       0.4  %          -              -
                                     -----------    -----------    -----------

Income from operations.............       3.0  %         5.0  %         0.5  %
Interest expense...................      (1.1) %        (1.1) %        (1.2) %
                                     -----------    -----------   ------------

Income (loss) before income taxes..       1.9  %         3.9  %        (0.7) %
Income tax benefit (expense).......       0.8  %        (0.6) %         0.1  %
                                     -----------    -----------   -----------

Net income (loss)..................       2.7  %         3.3  %        (0.6) %
                                     ===========    ===========  =============


Fiscal 1997 versus Fiscal 1996
------------------------------
     Net sales increased by $9,487,000 or 24.7% from $38,347,000 in fiscal 1996 to $47,834,000 in fiscal 1997. Coffee pounds sold, excluding those sold as beverages through the Company's retail stores, increased by approximately 1,127,000 pounds or 21.4% from 5,272,000 pounds in fiscal 1996 to 6,399,000 pounds in fiscal 1997. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold primarily relates to increases in Green Mountain's selling prices for coffee during fiscal 1997 as a result of higher green coffee costs.

     The year-to-year increase in net sales occurred primarily in the wholesale area in which net sales increased by $9,697,000 or 32.0% from $30,340,000 in fiscal 1996 to $40,037,000 in fiscal 1997. This increase resulted primarily from the year-over-year growth in the number of wholesale accounts.

     Retail sales decreased $44,000 or 0.9% from $4,970,000 in fiscal 1996 to $4,926,000 in fiscal 1997. The Company has not added new stores since 1994 and is in the process of re-assessing the role of its retail operation in the context of its overall growth strategy. Direct mail sales declined $166,000 or 5.5% from $3,037,000 in fiscal 1996 to $2,871,000 in fiscal 1997. Direct mail sales are expected to be stable in fiscal 1998.

     Green Mountain's gross profit increased by $2,884,000 or 18.6% from $15,530,000 in fiscal 1996 to $18,414,000 in fiscal 1997. As a percentage of net sales, this represents a decline of 2.0 percentage points from 40.5% in fiscal 1996 to 38.5% in fiscal 1997. The decrease of gross profit as a percentage of sales was primarily attributable to the mathematical impact of higher green coffee costs and higher sales prices. Total gross profit per pound sold declined by $0.07 per pound, from $2.95 in fiscal 1996 to $2.88 in fiscal 1997. The principal reason for this decrease is higher delivery costs related to the expansion and start-up of regional warehouses in Massachusetts and Connecticut, the higher percentage of deliveries outside of New England, and the impact of various measures taken to improve speed of delivery and customer service.

     Selling and operating expenses increased by $2,900,000 or 27.7% from $10,471,000 in fiscal 1996 to $13,371,000 in fiscal 1997, and increased 0.7 percentage points as a percentage of net sales from 27.3% in fiscal 1996 to 28.0% in fiscal 1997. Approximately $1,200,000 of the increase is related to the addition of a national supermarket sales manager, a national office coffee service and food service sales manager, and 16 people to the Company's direct sales force in the Greater Boston, Rhode Island, Connecticut, New York, Michigan, Florida, Arizona and the Greater Philadelphia markets. In addition to this direct sales force increase, the Company also increased sales support and marketing expenditures by a similar amount during fiscal 1997. The Company currently intends to continue ramping up sales support and marketing efforts in fiscal 1998, although, as a percentage of sales, selling and operating expenses are expected to decrease.

     General and administrative expenses increased by $259,000 or 8.3% from $3,132,000 in fiscal 1996 to $3,391,000 in fiscal 1997. As a percentage of net sales, this change represents a 1.1 percentage point decrease from 8.2% in fiscal 1996 to 7.1% in fiscal 1997.

     During the second quarter of fiscal 1997, Green Mountain commenced the expansion of its central production and distribution facility located in Waterbury in preparation for expected future growth and after the approval of a Federal Community Development Block Grant to the Town of Waterbury, Vermont which is expected to indirectly benefit the Company through reduced occupancy costs. The 45,000 square-foot addition to its central facility is expected to be completed by the end of the first quarter of fiscal 1998 and will first be used for expanded warehousing and distribution space with roasting and packaging machinery being added as needed. There were no material increases in occupancy costs in fiscal 1997 due to this expansion. However, as a result of the demolition of an old, adjacent office building occupied by the Company, and the immediate redesign of the production flow to be used in the expanded facility, the Company recorded a loss on abandonment of equipment of $218,000 during the second quarter of fiscal 1997. The additional occupancy costs of approximately $400,000 annually for the expanded facility will impact income from operations starting in fiscal 1998. There can be no assurance that the Company's revenue growth will be sufficient to absorb these added facility costs, and earnings in future periods may be negatively impacted.

     As a result of the foregoing, income from operations decreased by $493,000 or 25.6% from $1,927,000 in fiscal 1996 to $1,434,000 in fiscal 1997, and decreased 2.0 percentage points as a percentage of sales from 5.0% in fiscal 1996 to 3.0% in fiscal 1997.

     Green Mountain is presently implementing an enterprise information system which it expects to use to facilitate growth and improve operations and customer service. This new enterprise information system also is expected to address most "Year 2000" issues in a complete and timely manner. The additional project related personnel, depreciation and software maintenance expenses (of approximately $1,000,000 for fiscal 1998) is expected to impact cost of goods sold as well as operating expenses. However, there can be no assurance that future sales increases will be adequate to cover these additional costs, and earnings in future periods may be negatively impacted.

     Interest expense increased $99,000 or 23.5%, from $422,000 in fiscal 1996 to $521,000 in fiscal 1997 and is expected to continue to increase, as the Company plans to continue financing its growth through additional borrowings.

     The income tax expense recognized under SFAS 109 was $222,000 in fiscal 1996 compared to an income tax benefit of $395,000 in fiscal 1997. The Company has been profitable for nine consecutive fiscal quarters and, based on the weight of available evidence, as prescribed in SFAS 109, of the amount of deferred tax assets which more likely than not will be realized, significantly reduced its deferred tax assets valuation allowance during the second quarter of fiscal 1997, thereby resulting in a substantial tax benefit. It is expected that the Company's effective tax rate in future periods will approximate 40%.

Fiscal 1996 versus Fiscal 1995
------------------------------
     Net sales increased by $4,323,000 or 12.7% from $34,024,000 in fiscal 1995 (a 53-week period) to $38,347,000 in fiscal 1996 (a 52-week period). On a 52-week to 52-week comparative basis, sales are estimated to have increased by 15.0% in fiscal 1996. Coffee pounds sold, excluding those sold as beverages through the Company's retail stores, increased by approximately 864,000 pounds or 19.6% from 4,408,000 pounds in fiscal 1995 to 5,272,000 pounds in fiscal
1996. On a 52-week to 52-week comparative basis, coffee pounds sold are estimated to have increased 22.0% in fiscal 1996. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold primarily relates to reductions in Green Mountain's selling prices for coffee during fiscal 1996 as a result of lower green coffee costs.

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

Liquidity and Capital Resources
-------------------------------
     Net working capital amounted to $4,491,000 and $2,941,000 at September 27, 1997 and September 28, 1996, respectively. The increase is primarily the result of higher inventories, stemming primarily from the higher cost of green coffee, and higher accounts receivable attributable to increased sales.

     During fiscal 1997, Green Mountain Coffee had capital expenditures of $5,367,000, which included $760,000 for equipment on loan to wholesale customers, $1,341,000 for production equipment, and $2,607,000 for computer hardware and software. Cash used for capital expenditures aggregated $2,519,000 during fiscal 1996, and included $884,000 for equipment loaned to wholesale customers, $633,000 for production equipment, and $499,000 for computer hardware and software.

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

     The new enterprise information system also is expected to address most "Year 2000" issues in a complete and timely manner. Additional efforts are underway to ensure that the Company's embedded manufacturing and distribution software, telecommunication systems, networks and personal computers are capable of handling dates properly after 1999.

     Cash used to fund the capital expenditures in fiscal 1997 was obtained from the $3,477,000 increase in the line of credit and $2,693,000 of net cash provided by operating activities. Net cash provided by operating activities reflects a $441,000 decrease as compared to fiscal 1996, which resulted primarily from the Company's higher levels of inventories and accounts receivable, and was partially offset by accounts payable increases.

     During fiscal 1997, the Company amended its credit facility with Fleet Bank
- NH. Under the revised facility, the Company increased the limit of the revolving line of credit from $3,000,000 to $6,000,000 and extended its term to February 28, 1999. The amount available under the revolving line of credit at September 27, 1997 was $2,015,000. This line of credit is subject to certain covenants, including quarterly tests on funded debt to EBIDA, debt service coverage, senior debt to capital base ratios and rolling annual net income. The interest paid on this line of credit, as well as other Fleet Bank borrowings, varies with the prime and LIBOR interest rates, the fluctuations of which may impact future earnings.

     The Company currently plans to make capital expenditures in fiscal 1998 of approximately $4,500,000. However, management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

     Management believes that cash flow from operations, existing cash, available borrowings under its credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the next twelve months. It is currently not known whether the additional borrowings will come from an expansion of the existing credit facility or from new sources.

Deferred Income Taxes
---------------------
     The Company had net deferred tax assets of $1,351,000 at September 27, 1997. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,391,000 (related primarily to a Vermont investment tax credit). The Company had income before taxes of $930,000 and $1,484,000 in fiscal 1997 and in fiscal 1996, respectively, and has been profitable in its last nine consecutive fiscal quarters. Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized.

Factors affecting quarterly performance
---------------------------------------
     Historically, the Company has experienced significant variations in sales from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Year over year quarterly earnings comparisons will also show significant variations due to the release in the second quarter of fiscal 1997 of a large portion of the Company's deferred tax asset valuation allowance.


Item 8. Financial Statements

     See Index to Financial Statements on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 20, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 27, 1997 (the "Definitive Proxy Statement").

     For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.


Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the information contained in the Definitive Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the information contained in the Definitive Proxy Statement.


Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the information contained in the Definitive Proxy Statement.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.  Financial Statements

The following financial statements are filed as a part of this report:

                                                                          Page
Report of Independent Accountants.........................................  F-2

Financial Statements:

  Consolidated balance sheet at September 27, 1997
    and September 28, 1996................................................  F-3

  Consolidated statement of operations for the three years
    ended September 27, 1997..............................................  F-4

  Consolidated statement of changes in stockholders' equity
    for the three years ended September 27, 1997..........................  F-5

  Consolidated statement of cash flows for the three years
    ended September 27, 1997..............................................  F-6

  Notes to Consolidated Financial Statements..............................  F-7

(a)   2. Financial Statement Schedules

     The following financial statement schedule is filed as a part of this report

   Schedule II:  Valuation and Qualifying Accounts........................  34


All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


(a)   3.  Exhibits

     The exhibits listed below are filed as part of, or incorporated by reference into, this report. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request in writing to Green Mountain Coffee, Investor Relations, 33 Coffee Lane, Waterbury, VT 05676.


Exhibit Exhibit Title
No.
3.1     Certificate of Incorporation of the Company(1)

3.2     Bylaws of the Company(1)

10.1 Form of Underwriter's Warrant Agreement between Green Mountain Coffee, Inc. and Gilford Securities Incorporated(with form of warrant attached)(1)

10.2 (b) Term Loan Promissory Note, dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH(1)

     (f) Collateral Assignment of Leasehold Interest, dated August 11, 1993, between Green Mountain Coffee Roasters, Inc. and Fleet Bank - NH1

     (h) Landlord's Consent and Waiver, dated August 4, 1993, executed by Pilgrim Partnership1

     (i)  Consent of Lessor executed by Pilgrim Partnership and
          Fleet Bank - NH(1)

     (m) Term Promissory Notes, dated August 31, 1993, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH(1)

     (q) Subordination and Standby Agreement, dated April 7, 1994, from Robert Stiller to Fleet Bank - NH, consented to by each of the subsidiaries of the Company(2)

     (w) Replacement Term Promissory Note, dated March 31, 1995, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH(7)

     (x) Term Promissory Note Tied to Equipment Line of Credit, dated April 3, 1995, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(7)

     (y) Seventh Amendment and First Restatement of Commercial Loan Agreement, dated April 12, 1996, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH as lender(10)

     (z) Term Promissory Note, dated April 12, 1996, From Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(10)

     (aa) Note Modification Agreement, dated April 12, 1996, to modify Term Promissory Note dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH(10)

     (bb) Eighth Amendment to Commercial Loan Agreement, dated February 19, 1997, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH as lender(12)

     (cc) Replacement Revolving Line of Credit Promissory Note, dated February 19, 1997, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(12)

     (ee) Ninth Amendment to Commercial Loan Agreement, Fleet Bank, dated June 9, 1997 among Green Mountain Coffee Roasters, Inc. as borrower, and Fleet Bank - NH, as lender(14)

     (ff) Replacement Revolving Line of Credit Promissory Note, dated June 9, 1997, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(14)

10.10(g) First Restatement of Security Agreement, dated April 12, 1996, between Green Mountain Coffee Roasters, Inc. and Fleet Bank - NH(10)

10.14 Collateral Assignment of Leasehold Interests by Green Mountain Coffee, Inc. to Fleet Bank - NH(1)

10.15 Assignment of Trademarks from Green Mountain Coffee, Inc. in connection with the Fleet Bank - NH financing(1)

10.19 Financing Agreement executed 6/18/93 (Lease Agreement No. 413165254 Master Agreement No. 4131-65254) between Green Mountain Coffee, Inc., dba Green Mountain Coffee Roasters, and Hewlett Packard Company(1)

10.20 Financing Agreement executed 6/18/93 (Lease Agreement No.413165256 Master Agreement No. 4131-65254) between Green Mountain Coffee, Inc., dba Green Mountain Coffee Roasters, and Hewlett Packard Company(1)

10.21 Resolution adopted by The Vermont Economic Development Authority ("VEDA")on June 25, 1993 with respect to proposed $300,000 loan to Green Mountain Coffee, Inc. together with Letter dated 6/29/93 from VEDA to Green Mountain Coffee, Inc. and Letter dated 7/2/93 from Green Mountain Coffee, Inc. to VEDA relating thereto(1)

     (a) Loan Agreement, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.1 (b) Note, dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to VEDA(1)

     (c) Security Agreement, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.(1)

     (d) Guaranty Agreements, dated August 11, 1993, between VEDA and (i) Robert Stiller and Christine Stiller, (ii) Green Mountain Coffee of Maine, Inc., (iii) Green Mountain of Champlain, Inc., (iv) Green
          Mountain  Coffee  Roasters  Franchising  Corporation,  Inc., (v) Green
          Mountain Filters, Inc. and (vi) Green Mountain Coffee Roasters of Connecticut, Inc.(1)

     (e) Subordination Agreement, dated August 11, 1993, between VEDA and Robert Stiller(1)

     (f) Form of Escrow Agreement among VEDA, Fleet Bank - NH and Green Mountain Coffee Roasters, Inc.(1)

     (g) Collateral Assignment of Lease, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.(1)

     (h) Agreement to Assignment, Consent and Disclaimer, dated August 4, 1993, executed by Pilgrim Partnership(1)

     (i) Mortgage Deed, dated August 11, 1993, executed by Green Mountain Coffee Roasters, Inc.(1)

     (j) Mortgagee's Consent, Non-Disturbance and Waiver, dated August 11, 1993, between Howard Bank, N.A. and VEDA(1)

     (k)  Form of Intercreditor Agreement between VEDA and Fleet Bank - NH(1)

10.22 U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to proposed $766,000 loan to Green Mountain Coffee, Inc. together with Letters dated 7/14/93 and 7/19/93 from SBA to Central Vermont Economic Development Corporation relating thereto(1)

     (a) Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation
          (4)

     (b)  Assignment,  dated  September  30, 1993, by Central  Vermont  Economic
          Development Corporation to Small Business Administration of Small Business Administration Guaranty dated September 30, 1993 from Robert
          P. Stiller to Central Vermont Economic Development Corporation(4)

     (c) Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation(4)

     (d) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation(4)

     (e) "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation, as amended, including Servicing Agent
          Agreement among Green Mountain Coffee Roasters, Inc. and Colson Services Corp.(5)

     (f)  Assignment,  dated  September  30, 1993, by Central  Vermont  Economic
          Development Corporation to Small Business Administration of "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)

     (g) Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)

     (h) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)

     (i) Letter Agreement, dated October 1, 1993, among Central Vermont Economic Development Corporation, Green Mountain Coffee Roasters, Inc. and Small Business Administration, amending the Authorization and
          Debenture Guaranty among Small Business Administration, Central Vermont Economic Development Corporation, and Green Mountain Coffee Roasters, Inc.(4)

     (j) Development Company 504 Debenture, issued October 14, 1993, for principal amount of as Trustee(4)

10.33 Lease Agreement, dated 4/28/93, between Pilgrim Partnership and Green Mountain Coffee, Inc.(1)

          (a)  Addendum to Lease Agreement, dated 4/28/93(1)

          (b)  Lease Amendment dated August 16, 1993(4)

          (c)  Letter Agreement dated July 30, 1997

10.36 1993 Stock Option Plan of the Company, as revised, with Form of Incentive Stock Option(1)*

10.37     Employee Stock Purchase Plan with Form of Participation Agreement(1)*

10.38     Stock Award Plan, as revised, with form of Stock Award Agreement(1)*

10.39     Employment Agreement of Robert P. Stiller dated July 1, 1993(1)*

          (a)  Letter, dated August 1, 1993, amending Employment Agreement(1)*

10.40     Employment Agreement of Robert D. Britt dated March 26, 1993(1)*

10.41     Employment Agreement of Stephen J. Sabol dated as of July 1, 1993(1)*

10.42     Employment Agreement of Paul Comey dated as of July 1, 1993(1)*

10.44     Employment Agreement of Jonathan C. Wettstein dated as of July 1,
          1993(1)*

10.45 Stock Option Agreement, dated July 21, 1993, between the Company and Robert D. Britt(1)*

10.46 Stock Option Agreement, dated July 21, 1993, between the Company and Agnes M. Cook(1)*

10.48 Stock Option Agreement, dated July 21, 1993, between the Company and Paul Comey(1)*

10.50 Stock Option Agreement, dated July 21, 1993, between the Company and James K. Prevo(1)*

10.51 Stock Option Agreement, dated July 21, 1993, between the Company and Stephen J. Sabol(1)*

10.52 Stock Option Agreement, dated July 21, 1993, between the Company and Jonathan C. Wettstein(1)*

10.59 Stock Option Agreement, dated July 22, 1994, between the Company and William D. Davis(8)*

10.60 Stock Option Agreement, dated July 22, 1994, between the Company and Jules A. del Vecchio(8)*

10.61 Stock Option Agreement, dated July 22, 1994, between the Company and Ian W. Murray(8)*

10.62 Stock Option Agreement, dated December 30, 1994, between the Company and Robert D. Britt(9)*

10.63 Stock Option Agreement, dated December 30, 1994, between the Company and Stephen J. Sabol(9)*

10.64 Stock Option Agreement, dated December 30, 1994, between the Company and Jonathan C. Wettstein(9)*

10.65 Stock Option Agreement, dated December 30, 1994, between the Company and Paul Comey(9)*

10.66 Stock Option Agreement, dated November 27, 1995, between the Company and David E. Moran(11)*

10.67 First Amendment to the Green Mountain Coffee, Inc. 1993 Stock Option Plan(11)*

10.68 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Robert D. Britt(11)*

10.69 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Paul Comey(11)*

10.70 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Jonathan C. Wettstein(11)*

10.71 Employment Agreement, as of November 19, 1996, between the Company and Dean E. Haller(13)*

10.72 Employment Agreement, as of January 1, 1997, between the Company and William L. Prost(13)*

10.73 Stock Option Agreement, dated November 19, 1996, between the Company and Dean E. Haller(13)*

10.74 Stock Option Agreement, dated May 19, 1997 between the Company and William L. Prost(13)*

10.75 Stock Option Agreement, dated July 31, 1997 between the Company and James K. Prevo*

11        Computation of Earnings Per Share

21        List of Subsidiaries of the Company

24        Powers of Attorney

27        Financial Data Schedule

(b)   Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 28, 1997.

---------------------------------------------
Notes to exhibits listed above

*       Management contract or compensatory plan

1. Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993

2. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 9, 1994, filed on May 24, 1994

3. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 24, 1994, filed on December 8, 1994

4. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993

5. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 16 weeks ended January 15, 1994, filed on February 25, 1994

6. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 16 weeks ended January 14, 1995, filed on February 25, 1995

7. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 8, 1995, filed on May 23, 1995

8. Incorporated by reference to the corresponding exhibit number in Amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended September 24, 1994, filed on December 16, 1994

9. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995

10. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 13, 1996

11. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 28, 1996

12. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1997

13. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended April 12, 1997

14. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended July 5, 1997

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREEN MOUNTAIN COFFEE, INC.

                                   By:     /s/ Robert P. Stiller
                                           -------------------------------------
                                           ROBERT P. STILLER
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                       Date
----------------------  --------------------------------------  ----------------

/s/ Robert P. Stiller   Chairman of the Board of Directors,
---------------------   President and Chief Executive Officer
ROBERT P. STILLER       (Principal Executive Officer)          December 24, 1997



/s/ Robert D. Britt     Chief Financial Officer, Treasurer,
--------------------    Secretary and Director (Principal
ROBERT D. BRITT         Financial and Accounting Officer)      December 24, 1997


STEPHEN J. SABOL*       Director                               December 24, 1997

JONATHAN C. WETTSTEIN*  Director                               December 24, 1997

WILLIAM D. DAVIS*       Director                               December 24, 1997

JULES A. DEL VECCHIO*   Director                               December 24, 1997

DAVID E. MORAN*         Director                               December 24, 1997

IAN W. MURRAY*          Director                               December 24, 1997


*By:  /s/ Robert P. Stiller
     ------------------------------
      Robert P. Stiller, Attorney-in-fact

                 Schedule II - Valuation and Qualifying Accounts
                           for the fiscal years ended
         September 27, 1997, September 28, 1996, and September 30, 1995

Column A                  Column B     Column C    Column D       Column E
                                                          Additions
Description               Balance at   Charged to  Charged to                Balance at
                          Beginning    Costs and   Other Accounts Deductions End of Period
                          of Period    Expenses
Allowance for
 doubtful accounts:
   Fiscal 1997..........  $   80,000   $  207,000      -          $  171,000  $  116,000
   Fiscal 1996..........  $   63,000   $  173,000      -          $  156,000  $   80,000
   Fiscal 1995.........   $   57,000   $  163,000      -          $  157,000  $   63,000


Deferred tax asset
 valuation allowance:
   Fiscal 1997.........   $3,503,000        -          -          $1,112,000  $2,391,000
   Fiscal 1996.........   $1,225,000   $2,605,000      -          $  327,000  $3,503,000
   Fiscal 1995........... $1,195,000   $   30,000      -               -      $1,225,000


                           GREEN MOUNTAIN COFFEE, INC.
                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Accountants.........................................  F-2

Financial Statements:

  Consolidated balance sheet at September 27, 1997
    and September 28, 1996................................................  F-3

  Consolidated statement of operations for the three years
    ended September 27, 1997..............................................  F-4

  Consolidated statement of changes in stockholders equity
    for the three years ended September 27, 1997..........................  F-5

  Consolidated statement of cash flows for the three years
    ended September 27, 1997..............................................  F-6

  Notes to Consolidated Financial Statements..............................  F-7




          -----------------------------------------------------------

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders equity and of cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee, Inc. and its subsidiary at September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companys management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Boston, Massachusetts
November 11, 1997

                          GREEN MOUNTAIN COFFEE, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                 September 27,    September 28,
                                                     1997             1996
                                                 -------------    -------------
         Assets

Current assets:
  Cash and cash equivalents....................  $       831      $       551
  Receivables, less allowances of $116 at
    September 27, 1997 and $80 at
    September 28, 1996.........................        4,119            2,778
  Inventories..................................        5,224            3,276
  Other current assets.........................          376              627
  Deferred income taxes, net...................          865              516
                                                 -----------       ----------
      Total current assets.....................       11,415            7,748

  Fixed assets, net............................       11,258            8,715
  Other long-term assets, net..................          385              394
                                                 -----------       ----------
                                                 $    23,544       $   17,243
                                                 ===========       ==========

         Liabilities and Stockholders Equity

Current liabilities:
  Current portion of long-term debt............  $       943       $      947
  Current portion of obligation
    under capital lease........................          132              114
  Accounts payable.............................        4,954            3,002
  Accrued payroll..............................          616              480
  Accrued expenses.............................          279              264
                                                 -----------       ----------

      Total current liabilities................        6,924            4,807
                                                 -----------       ----------

Long-term debt.................................        1,968            2,911
                                                 -----------       ----------

Obligation under capital lease.................           12              144
                                                 -----------       ----------

Long-term line of credit.......................        3,985              508
                                                 -----------       ----------

Commitments

Stockholders equity:
  Common stock, $0.10 par value:
   Authorized - 10,000,000 shares;
     issued and outstanding-3,530,818 shares
     at September 27, 1997 and 3,417,306
     shares at September 28, 1996..............          353             342

Additional paid-in capital.....................       12,954          12,508
Accumulated deficit............................       (2,652)         (3,977)
                                                 -----------       ---------
      Total stockholders'equity................       10,655           8,873
                                                 -----------       ---------
                                                 $    23,544       $  17,243
                                                 ===========       =========

         -----------------------------------------------------------
          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements
                                      F-3

                           GREEN MOUNTAIN COFFEE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)


                                                  Year Ended
                                     -------------------------------------------
                                     September 27,  September 28,  September 30,
                                         1997           1996           1995
                                     -------------  -------------  -------------

Net sales..........................  $    47,834    $    38,347    $   34,024
Cost of sales......................       29,420         22,817        21,738
                                     -----------    -----------    ----------

      Gross profit.................       18,414         15,530        12,286

Selling and operating expenses.....       13,371         10,471         9,529
General and administrative expenses        3,391          3,132         2,578
Loss on abandonment of equipment...          218           -             -
                                     -----------    ------------   ----------

      Income from operations.......        1,434          1,927           179

Other income (expense).............           17            (21)          (24)
Interest expense...................         (521)          (422)         (399)
                                     -----------    -----------    ----------

Income (loss) before income taxes..          930          1,484          (244)

Income tax benefit (expense).......          395           (222)           26
                                     -----------    -----------    ----------

          Net income (loss)........  $     1,325    $     1,262    $     (218)

                                     ===========    ===========    ==========

Net income (loss) per share........  $      0.38    $      0.37    $    (0.06)
                                     ===========    ===========    ==========

Weighted average shares outstanding    3,467,932      3,427,610     3,383,529
                                     ===========    ===========    ==========

           -----------------------------------------------------------
           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements
                                       F-4

                           GREEN MOUNTAIN COFFEE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               For the years ended
          September 27, 1997, September 28, 1996 and September 30, 1995
                             (Dollars in thousands)

                                                         Additional                  Total
                                               Common      paid-in   Accumulated  stockholders
                                    Shares     stock       capital     deficit       equity
                                  ----------  ---------  ----------  -----------  -------------
Balance at September 24, 1994.... 3,383,485   $   338    $  12,350   $   (5,021)  $    7,667
Issuance of common stock under
 employee stock purchase plan....    16,310         2           71         -              73
Net loss.........................      -          -           -            (218)        (218)
                                 ----------   -------    ---------   ----------   ----------

Balance at September 30, 1995.... 3,399,795       340       12,421       (5,239)       7,522
Issuance of common stock under
 employee stock purchase plan....    17,511         2           87         -              89
Net income.......................      -            -         -           1,262        1,262
                                 ----------   -------    ---------    ---------   ----------

Balance at September 28, 1996.... 3,417,306       342       12,508       (3,977)       8,873
Issuance of common stock under
 employee stock purchase plan....    17,790         2          106         -             108
Options exercised................    95,722         9          340         -             350
Net income.......................      -            -         -           1,325        1,325
                                 ----------   -------    ---------    ---------    ---------

Balance at September 27, 1997.... 3,530,818   $   353    $  12,954    $  (2,652)   $  10,655
                                 ==========   =======    =========    =========    =========


          -----------------------------------------------------------
          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements
                                       F-5

                           GREEN MOUNTAIN COFFEE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                      Year ended
                                     -------------------------------------------
                                     September 27,  September 28,  September 30,
                                         1997           1996           1995
                                     -------------  -------------  -------------

Cash flows from operating activities:
 Net income (loss)..................   $    1,325     $    1,262     $    (218)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization...         2,504          2,026         1,624
   Loss on disposal of fixed assets           240             47            15
   Provision for doubtful accounts            171            156           157
   Deferred income taxes...........          (450)           188           (26)
   Changes in assets and liabilities:
   Receivables.....................        (1,512)          (274)       (1,324)
   Inventories.....................        (1,948)          (510)         (359)
   Other current assets............           251           (250)          (57)
   Other long-term assets, net.....             9           (180)          (97)
   Accounts payable................         1,952            251           758
   Accrued payroll.................           136            310          (131)
   Accrued expenses................            15            108           (47)
                                       ----------     ----------      --------
    Net cash provided by
      operating activities.........         2,693          3,134           295
                                       ----------     ----------      --------

Cash flows from investing activities:
  Expenditures for fixed assets....        (5,367)        (2,519)        (1,602)
  Proceeds from disposals of fixed
   assets..........................            80             59           -
                                       ----------     ----------      ---------
   Net cash used for investing
     activities....................        (5,287)        (2,460)        (1,602)

Cash flows from financing activities:
  Proceeds from issuance of
   common stock....................           458             89             73

  Proceeds from issuance of
   long-term debt..................            -           1,509            286

   Repayment of long-term debt.....          (947)          (729)          (594)

   Principal payments under
     capital lease obligation......          (114)           (90)            (5)

   Net change in revolving line of
     credit........................         3,477         (1,212)         1,720

   Repayment of note payable to
      stockholder..................          -              -              (416)
                                       ----------     ----------      ---------
        Net cash provided by (used for)
          financing activities              2,874           (433)         1,064
                                       ----------     ----------      ---------

Net increase (decrease) in cash and
   cash equivalents................           280            241           (243)
Cash and cash equivalents at
   beginning of year...............           551            310            553
                                       ----------     ----------      ---------
Cash and cash equivalents at
   end of year.....................    $      831     $      551      $     310
                                       ==========     ==========      =========

Supplemental disclosures of
  cash flow information:
   Cash paid for interest..........    $      507     $      401      $     382
   Cash paid for income taxes......    $       46     $        5      $       8


           -----------------------------------------------------------
           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements
                                      F-6

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business and Organization

The accompanying consolidated financial statements include the accounts of Green Mountain Coffee, Inc. (the "Company") and its wholly-owned subsidiary, Green Mountain Coffee Roasters, Inc. All significant inter-company transactions and balances have been eliminated.

The Company purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the northeastern United States. The majority of the Company's revenue is derived from its wholesale operation which serves fine dining, supermarket, specialty food store, convenience store, food service, hotel, university, travel and office coffee service customers. The Company also has a direct mail operation serving customers nationwide, and currently operates twelve company-owned retail stores in Vermont, Connecticut, Illinois, Maine, Massachusetts, New Hampshire and New York. The Company's fiscal year ends on the last Saturday in September. Fiscal 1997 and fiscal 1996 represent the years ended September 27, 1997 and September 28, 1996, respectively, and consist of 52 weeks. Fiscal 1995 represents the year ended September 30, 1995 and consists of 53 weeks.


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

Inventories
-----------
Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Hedging
-------
The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans. These transactions meet the requirements for hedge accounting, including designation and correlation. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodity and reflected in the statement of operations when the product is sold. The cost and fair values of these contracts were not material.

Advertising
-----------
The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense totaled $1,991,000, $1,427,000, and $1,385,000 for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively.

          -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes
------------
The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Income (Loss) Per Share
-----------------------
Income (Loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares represent the net additional shares resulting from the assumed exercise of outstanding stock options calculated using the treasury stock method.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS
128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of the Statement is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share, and results in no material difference in earnings per share information currently presented.

Statement of Cash Flows--Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
During fiscal 1996, the Company financed approximately $109,000 for the purchase of five service vehicles. Additionally, capital lease obligations of approximately $71,000 were incurred when the Company entered into leases for offices and loaner equipment.

Financial Instruments
---------------------
The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 27, 1997.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at September 27, 1997 and September 28, 1996, and the reported amounts of revenues and expenses during the three years ended September 27, 1997. Actual results could differ from these estimates.

          -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant Customer and Supply Risk
------------------------------------
The Company has one customer which accounted for 10.4%, 12.1% and 10.4% of net sales in the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various industries comprising the Company's customer base. Ongoing credit evaluations of customers' payment history are performed, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

Reclassifications
-----------------
Certain reclassifications of prior year balances have been made to conform to the current presentation.


3. Inventories

      Inventories consist of the following:

                                      September 27, 1997    September 28,1996
                                      ------------------    -----------------

     Raw materials and supplies......   $    2,148,000       $   1,291,000
     Finished goods..................        3,076,000           1,985,000
                                        --------------       -------------
                                        $    5,224,000       $   3,276,000


As of September 27, 1997, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $4.0 million. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.


4. Fixed assets

                                 Useful Life     September 27,    September 28,
                                  in Years           1997             1996
                                 -----------     -------------    -------------

Leasehold improvements..........    5 - 10       $  2,409,000     $  2,389,000
Production equipment............    2 - 10          5,310,000        4,456,000
Office equipment................    3 - 10          5,492,000        3,774,000
Equipment on loan to
 wholesale customers............    3 -  5          5,042,000        4,503,000
Vehicles........................    2 -  4            319,000          230,000
Construction-in-progress........                    1,590,000          499,000
                                                 ------------     ------------
    Total fixed assets..........                   20,162,000       15,851,000

Accumulated depreciation........                   (8,904,000)      (7,136,000)
                                                 ------------     ------------
                                                 $ 11,258,000     $  8,715,000
                                                 ============     ============

During fiscal 1997, the Company embarked on an expansion of its central production and distribution facility in order to increase capacity and streamline operations. In connection with this program, certain equipment with a net book value of $218,000 was abandoned for no proceeds in the twelve week period ended April 12, 1997.

           -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Income taxes

The provision (benefit) for income taxes consists of:

                                   September 27,   September 28,   September 30,
                                      1997            1996             1995
                                   -------------   -------------   -------------
Current tax expense:
  Federal......................    $   354,000     $   447,000     $      -
  State........................        108,000         120,000          10,000
  Benefit of net operating
    loss carryforwards.........       (408,000)       (533,000)        (10,000)
                                   -----------     -----------     -----------

Total current..................         54,000          34,000            -
                                   -----------     -----------     -----------

Deferred tax expense (benefit)
  Federal......................        395,000         515,000         (52,000)
  State........................        268,000      (2,605,000)         (4,000)
                                   -----------     -----------     -----------


Total deferred ................        663,000      (2,090,000)        (56,000)


Tax asset valuation allowance..     (1,112,000)      2,278,000          30,000
                                   -----------     -----------     -----------

Total tax (benefit) expense....    $  (395,000)    $   222,000     $   (26,000)
                                   ===========     ===========     ===========

SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers expected future events other than enactments of changes in the tax law or rates.

Certain adjustments were made to state deferred tax assets during fiscal 1997 and are reflected in the state deferred tax expense.

Deferred tax assets (liabilities) consist of the following:

                                                September 27,      September 28,
                                                    1997               1996
                                                -------------      -------------
Deferred tax assets:
   Net operating loss carryforwards...........  $  1,044,000       $  1,744,000
   Federal investment tax credits.............        27,000             54,000
   Vermont state manufacturers................
      investment tax credit...................     2,627,000          2,627,000
   Section 263A adjustment....................        47,000             91,000
   Other reserves and temporary differences...       147,000            107,000
                                                ------------       ------------
   Gross deferred tax assets..................     3,892,000          4,623,000

   Deferred tax asset valuation allowance.....    (2,391,000)        (3,503,000)

Deferred tax liability:
   Depreciation...............................      (150,000)          (218,000)
                                                ------------       ------------
   Net deferred tax  assets...................  $  1,351,000       $    902,000
                                                ============       ============


          -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At September 27, 1997, the Company has net operating loss carry-forwards and investment tax credits for federal income tax reporting purposes of $2,458,000 and $27,000, respectively, which will expire between 1998 and 2009. In addition, in November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993 and June 30, 1996, which will expire in 2005. The resulting deferred tax asset, which is partially offset by a valuation allowance, is reflected in the above table net of the federal tax effect.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss carry-forwards. During fiscal 1997, the deferred tax asset valuation allowance was reduced by $1,112,000, based primarily upon estimates of future taxable income. Although realization is not assured, management believes that the net deferred tax asset represents managements best estimate, based upon the weight of available evidence as prescribed in SFAS 109, of the amount which is more likely than not to be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased. Also, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of loss carry-forwards which could be utilized, and restrictions on the utilization of investment tax credit carry-forwards.

A reconciliation between the amount of reported income tax expense
(benefit) and the amount computed using the U.S. Federal Statutory rate of 34% for fiscal 1997 and 35% for fiscal 1996 and 1995 is as follows:

                                     September 27,  September 28,  September 30,
                                         1997            1996           1995
                                     -------------  -------------  -------------

Tax at U.S. Federal Statutory rate   $   316,000    $    519,000   $   (85,000)
Increase (decrease) in rates
  resulting from:
   Other nondeductible items.......       20,000          22,000        33,000
   State taxes, net of federal
     benefits......................       52,000      (2,597,000)       (4,000)

    Deferred tax asset valuation
      allowance and other..........     (783,000)      2,278,000        30,000
                                     -----------    ------------   -----------

Tax at effective rates.............  $  (395,000)   $    222,000   $   (26,000)
                                     ===========    ============   ===========

6. Long-Term Line of Credit

The Company maintains a revolving line of credit agreement under a comprehensive credit facility ("credit facility") with Fleet Bank - NH ("Fleet"). Borrowings are secured by substantially all of the Company's assets. During fiscal 1997, the Company amended its credit facility with Fleet Bank - NH. Under the revised facility, the Company increased the limit of the revolving line of credit from $3,000,000 to $6,000,000 and extended its term to February 28, 1999. The interest paid on this line of credit, as well as other Fleet Bank borrowings, varies with the prime and LIBOR interest rates. At September 27, 1997, the interest rate on $3,500,000 of the principal amount outstanding on the revolving line of credit was at the one-month LIBOR plus 225 basis points or 7.9%, while the interest on the remainder portion was at Fleets base rate or 8.5% at September 27, 1997. The terms of the credit facility also provide for the maintenance of specified financial ratios and restrict certain transactions, including the payment of any dividends without prior bank approval. The Company was in compliance with these covenants at September 27, 1997.

           -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The principal amounts outstanding on the revolving line of credit at September 27, 1997 and September 28, 1996 were $3,985,000 and $508,000, respectively.


7. Long-term debt

                                                  September 27,    September 28,
                                                      1997             1996
                                                  -------------    -------------

Facility and Equipment Term Loan................  $  2,100,000     $  2,827,000
Central Vermont Economic Development
    Corporation Debenture.......................       532,000          600,000
Vermont Economic Development Authority
    Promissory Note.............................       138,000          182,000
Computer Equipment Installment Loans............        73,000          153,000
Service Vehicle Installment Loans...............        68,000           96,000
                                                  ------------     ------------
                                                     2,911,000        3,858,000
Less current portion............................       943,000          947,000
                                                  ------------     ------------

                                                  $  1,968,000     $  2,911,000
                                                  ============     =============

Facility and Equipment Term Loans
---------------------------------
As part of the credit facility, the Company has financed fixed asset purchases under five term loans which are secured by a senior lien on substantially all of the Company's assets and by a security interest in the fixed assets for which the borrowings are made. The interest rate on all term loans under the credit facility is equal to the lesser of 25 basis points above Fleets variable base rate or 275 basis points above the LIBOR rate for maturities of up to one year (8.4% at September 27, 1997). The original terms of the loans range from 56 to 84 months and are being repaid in equal monthly payments totaling approximately $60,600 plus interest.

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

Vermont Economic Development Authority Promissory Note
------------------------------------------------------
The Vermont Economic Development Authority promissory note is payable in monthly principal and interest installments of approximately $4,300 over seven years, with an interest rate of 5.5%. The note is secured by a secondary security interest in the related fixed assets and contains covenants related to restrictions on prepayments of certain portions of the Company's remaining outstanding debt as defined in the underlying agreement. The Company was in compliance with these covenants at September 27, 1997.

           -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Maturities
----------
Maturities of long-term debt for years subsequent to September 27, 1997 are as follows:

            Fiscal Year
            -----------
               1998...........  $   943,000
               1999...........      835,000
               2000...........      581,000
               2001...........      314,000
               2002...........      115,000
               Thereafter.....      123,000
                                -----------
                                $ 2,911,000
                                ===========


8. Employee Compensation Plans

Stock Option Plans
------------------
Prior to the establishment on September 21, 1993 of the employee stock option plan (the 1993 Plan), the Company granted to certain key management employees, individual non-qualified stock option agreements to purchase shares of the Company's common stock. All such options presently outstanding are fully vested and had an original expiration date after the fifth anniversary following the date of grant or earlier if employment terminates. Effective July 26, 1996, the term of 141,440 of such options was extended for an additional five years. The exercise price of these options exceeded the fair market value of the common stock at the date of the extension. At September 27, 1997, 141,440 options were outstanding under these individual agreements.

The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 75,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996, the total number of shares of authorized common stock to be made available under the 1993 Plan was increased to 275,000. The option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. The option price for each non-qualified stock option shall not be less than 85% of the fair market value of the common stock at the date of grant. Options under the Plan become exercisable over periods determined by the Board of Directors. At September 27, 1997 and September 28, 1996, options for 158,204 and 196,005 shares of common stock were available for grant under the plan, respectively.

           -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


No compensation expense was recognized under the Plan for employees during fiscal 1997 or fiscal 1996. Had compensation cost been determined based on the fair value of options granted to employees at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended September 27, 1997 and September 28, 1996 would have decreased to the pro forma amounts indicated below:

                                                Fiscal 1997    Fiscal 1996
                                                -----------    -----------
   Net Income                As reported......  $ 1,325        $ 1,262
                             Pro Forma........    1,198          1,262

   Net income per share      As reported......     0.38           0.37
                             Pro forma........     0.35           0.37


The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of 6 years, an average volatility of 67%, no dividend yield and a risk-free interest rate of 6.11% and 6.24% for fiscal 1997 and fiscal 1996 grants respectively.

     Option activity is summarized as follows:

                                             Number of Shares    Option Price
                                             ----------------    --------------
Outstanding at September 24, 1994..........      288,953         $ 2.55 - 8.02
   Granted.................................       59,684                  8.50
   Exercised...............................         -
   Canceled................................      (34,248)                 8.50
                                             -----------

Outstanding at September 30, 1995..........      314,389             2.55-8.50
   Granted.................................       18,400             6.25-8.50
   Exercised...............................        -
   Canceled................................      (16,627)            8.02-8.50
                                             -----------

Outstanding at September 28, 1996..........      316,162             2.55-8.50
   Granted.................................       46,000            6.125-9.625
   Exercised...............................      (95,722)            2.55-6.875
   Canceled................................       (8,200)                 8.50
                                             -----------

Outstanding at September 27, 1997..........      258,240         $   6.00-9.625
                                             ===========         ==============


As of September 27, 1997, 59,248 of these options were not exercisable.

          -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

For the fiscal 1998 offering there are outstanding options to purchase
18,632 shares under the Purchase Plan at a maximum exercise price of $8.82. The ultimate purchase price of the underlying shares of common stock is 85% of the fair market value of the common stock at the beginning or end of the fiscal year, whichever is less.

The fair value of the employees purchase rights was estimated using the Black-Scholes model with the following assumptions for fiscal 1997 and fiscal 1996: an expected life of one year, expected volatility of 67%, and a risk-free interest rate of 5.51% and 5.66%, respectively. The weighted average fair value of those purchase rights granted in fiscal 1997 and fiscal 1996 was $2.79 and $2.35 respectively.


9. Defined Contribution Plan

The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company with one year or more of service who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 5% of their salary. Company contributions to the plan amounted to $96,000, $73,000, and $52,000 for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively.


10. Warrants

The Company issued warrants for 100,000 shares of the Company's common stock on September 21, 1993 to its underwriter in conjunction with the Company's initial public offering. The warrants carry an exercise price of $12 per share and expire on September 21, 1998. The Company has reserved 100,000 shares of common stock in connection with these warrants.


11. Commitments

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

           -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into a capital lease, primarily for loaner and office equipment. Minimum future lease payments (net of committed sublease rental receipts of $51,000 for the fiscal years 1998 and 1999, $33,000 for the fiscal years 2000 and 2001, and $10,936 thereafter) under non-cancelable operating leases and capital leases, for years subsequent to September 28, 1996 are as follows:

    Fiscal Year                            Operating Leases     Capital Lease
    -----------                            ----------------     -------------
      1998...............................  $    1,375,000       $   145,000
      1999...............................       1,297,000            12,000
      2000...............................       1,098,000              -
      2001...............................       1,015,000              -
      2002...............................         688,000              -
      Thereafter.........................       2,375,000              -
                                           --------------       -----------

     Total minimum lease payments........  $    7,848,000       $   157,000
                                           ==============
      Less amount representing interest.....................         13,000
                                                                -----------
      Present value of  obligations under
        capital lease (including current
         portion of $132,000)...............................    $   144,000
                                                                ===========


           -----------------------------------------------------------