Form 10-K/A
period 1997-09-27
GREEN MOUNTAIN COFFEE INC
filed 1997-12-30
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   --------------------------------------------------------------------------
                          FORM 10-K/A, Amendment No. 1

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

     During the second quarter of fiscal 1997, Green Mountain commenced the expansion of its central production and distribution facility located in Waterbury in preparation for expected future growth and after the approval of a Federal Community Development Block Grant to the Town of Waterbury, Vermont which is expected to indirectly benefit the Company through reduced occupancy costs. The 45,000 square-foot addition to its central facility is expected to be completed by the end of the second quarter of fiscal 1998 and will first be used for expanded warehousing and distribution space with roasting and packaging machinery being added as needed. There were no material increases in occupancy costs in fiscal 1997 due to this expansion. However, as a result of the demolition of an old, adjacent office building occupied by the Company, and the immediate redesign of the production flow to be used in the expanded facility, the Company recorded a loss on abandonment of equipment of $218,000 during the second quarter of fiscal 1997. The additional occupancy costs of approximately $400,000 annually for the expanded facility will impact income from operations starting in fiscal 1998. There can be no assurance that the Company's revenue growth will be sufficient to absorb these added facility costs, and earnings in future periods may be negatively impacted.

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

Signature                 Title                                       Date
----------------------  --------------------------------------  ----------------

/s/ Robert P. Stiller   Chairman of the Board of Directors,
---------------------   President and Chief Executive Officer
ROBERT P. STILLER       (Principal Executive Officer)          December 30, 1997



/s/ Robert D. Britt     Chief Financial Officer, Treasurer,
--------------------    Secretary and Director (Principal
ROBERT D. BRITT         Financial and Accounting Officer)      December 30, 1997


STEPHEN J. SABOL*       Director                               December 30, 1997

JONATHAN C. WETTSTEIN*  Director                               December 30, 1997

WILLIAM D. DAVIS*       Director                               December 30, 1997

JULES A. DEL VECCHIO*   Director                               December 30, 1997

DAVID E. MORAN*         Director                               December 30, 1997

IAN W. MURRAY*          Director                               December 30, 1997


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

/s/ Price Waterhouse LLP
Boston, Massachusetts
November 11, 1997

                          GREEN MOUNTAIN COFFEE, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                 September 27,    September 28,
                                                     1997             1996
                                                 -------------    -------------
         Assets

Current assets:
  Cash and cash equivalents....................  $       831      $       551
  Receivables, less allowances of $116 at
    September 27, 1997 and $80 at
    September 28, 1996.........................        4,119            2,778
  Inventories..................................        5,224            3,276
  Other current assets.........................          376              627
  Deferred income taxes, net...................          865              516
                                                 -----------       ----------
      Total current assets.....................       11,415            7,748

  Fixed assets, net............................       11,258            8,715
  Other long-term assets, net..................          385              394
  Deferred income taxes, net...................          486              386
                                                 -----------       ----------
                                                 $    23,544       $   17,243
                                                 ===========       ==========

         Liabilities and Stockholders Equity

Current liabilities:
  Current portion of long-term debt............  $       943       $      947
  Current portion of obligation
    under capital lease........................          132              114
  Accounts payable.............................        4,954            3,002
  Accrued payroll..............................          616              480
  Accrued expenses.............................          279              264
                                                 -----------       ----------

      Total current liabilities................        6,924            4,807
                                                 -----------       ----------

Long-term debt.................................        1,968            2,911
                                                 -----------       ----------

Obligation under capital lease.................           12              144
                                                 -----------       ----------

Long-term line of credit.......................        3,985              508
                                                 -----------       ----------

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

                                                         Additional                  Total
                                               Common      paid-in   Accumulated  stockholders
                                    Shares     stock       capital     deficit       equity
                                  ----------  ---------  ----------  -----------  -------------
Balance at September 24, 1994.... 3,383,485   $   338    $  12,350   $   (5,021)  $    7,667
Issuance of common stock under
 employee stock purchase plan....    16,310         2           71         -              73
Net loss.........................      -          -           -            (218)        (218)
                                 ----------   -------    ---------   ----------   ----------

Balance at September 30, 1995.... 3,399,795       340       12,421       (5,239)       7,522
Issuance of common stock under
 employee stock purchase plan....    17,511         2           87         -              89
Net income.......................      -            -         -           1,262        1,262
                                 ----------   -------    ---------    ---------   ----------

Balance at September 28, 1996.... 3,417,306       342       12,508       (3,977)       8,873
Issuance of common stock under
 employee stock purchase plan....    17,790         2          106         -             108
Options exercised................    95,722         9          340         -             349
Net income.......................      -            -         -           1,325        1,325
                                 ----------   -------    ---------    ---------    ---------

Balance at September 27, 1997.... 3,530,818   $   353    $  12,954    $  (2,652)   $  10,655
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

           -----------------------------------------------------------

                          GREEN MOUNTAIN COFFEE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into a capital lease, primarily for loaner and office equipment. Minimum future lease payments (net of committed sublease rental receipts of $51,000 for the fiscal years 1998 and 1999, $33,000 for the fiscal years 2000 and 2001, and $10,936 thereafter) under non-cancelable operating leases and capital leases, for years subsequent to September 27, 1997 are as follows:

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