Form 10-Q
period 1998-01-17
GREEN MOUNTAIN COFFEE INC
filed 1998-03-03
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ---------------------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the sixteen weeks ended January 17, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to ____________


                         Commission file number 1-12340
                         ------------------------------

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


As of February 27, 1998, 3,530,818 shares of common stock of the registrant were outstanding.

                         Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                   January 17, 1998   September 27, 1997
                                                                   ----------------   ------------------
                                                                      (unaudited)
     Assets
Current assets:
  Cash and cash equivalents......................................  $       1,024      $         831
  Receivables, less allowances of $146 at January 17, 1998
   and $116 at September 27,  1997...............................          4,540              4,119
  Inventories....................................................          5,278              5,224
  Other current assets...........................................            463                376
  Deferred income taxes, net.....................................            900                865
                                                                   -------------      -------------

     Total current assets........................................         12,205             11,415

  Fixed assets, net..............................................         11,458             11,258
  Other long-term assets,  net...................................            398                385
  Deferred income taxes,  net....................................            395                486
                                                                   -------------      -------------

     Total assets................................................  $      24,456      $      23,544
                                                                   =============      =============

     Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt..............................  $         916      $         943
  Current portion of obligation under capital lease..............            102                132
  Accounts payable ..............................................          4,385              4,954
  Accrued payroll................................................            550                616
  Accrued expenses...............................................            212                279
                                                                   -------------      -------------
     Total current liabilities...................................          6,165              6,924
                                                                   -------------      -------------

Long-term debt.................................................            1,682              1,968
                                                                   -------------      -------------

Obligation under capital lease.................................             -                    12
                                                                   -------------      -------------

Long-term line of credit........................................           5,850              3,985
                                                                   -------------      -------------

Commitments

Stockholders' equity:
Common stock, $0.10 par value:
Authorized - 10,000,000 shares; issued and outstanding -
3,530,818 shares at January 17, 1998 and September 27, 1997.....             353                353

Additional paid-in capital......................................          12,954             12,954

Accumulated deficit.............................................          (2,548)            (2,652)
                                                                   -------------      -------------

Total stockholders' equity......................................          10,759             10,655
                                                                   -------------      -------------

Total liabilities and stockholders' equity......................   $      24,456      $      23,544
                                                                   =============      =============



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)

                                                   Sixteen weeks ended
                                            ------------------------------------
                                            January 17,            January 18,
                                               1998                   1997
                                            ------------           -------------
                                                        (unaudited)
Net sales...............................    $   18,476             $   14,412

Cost of sales...........................        12,079                  8,645
                                            ----------             ----------
    Gross profit........................         6,397                  5,767

Selling and operating expenses..........         4,832                  3,783
General and administrative expenses.....         1,223                    973
                                            ----------             ----------

    Income from operations..............           342                  1,011

Other income............................            35                   -
Interest expense........................          (214)                  (144)
                                            ----------              ---------

    Income before income taxes..........           163                    867

Income tax expense......................           (59)                  (145)

    Net income..........................    $      104             $      722
                                            ==========             ==========
  Net income per share..................    $     0.03             $     0.21
                                            ==========             ==========

  Weighted average shares...............     3,530,818              3,417,306
                                            ==========             ==========




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                               Sixteen weeks ended
                                                       ------------------------------------
                                                       January 17, 1998    January 18, 1997
                                                       ----------------    ----------------
                                                                    (unaudited)
Cash flows from operating activities:
   Net income........................................  $     104           $      722
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization................        825                  729
        Loss (gain) on disposal of fixed assets......        (17)                  15
        Provision for accounts.......................         73                   30
        Deferred income taxes........................         57                   93
        Changes in assets and liabilities:
           Receivables...............................       (494)                 131
           Inventories...............................        (54)                (128)
           Other current assets......................        (87)                 172
           Other long-term assets, net...............        (14)                 (78)
           Accounts payable..........................       (569)                (488)
           Accrued payroll...........................        (66)                  (1)
           Accrued expenses..........................        (67)                (114)
                                                       ---------            ---------
           Net cash provided by (used for)
          operating activities.......................       (309)               1,083
                                                       ---------            ---------

Cash flows from investing activities:
   Expenditures for fixed assets.....................     (1,033)              (1,308)
   Proceeds from disposals of fixed assets...........         25                   28
                                                       ---------            ---------
          Net cash used for investing activities.....     (1,008)              (1,280)
                                                       ---------            ---------
Cash flows from financing activities:
   Repayment of long-term debt.......................       (313)                (315)
   Principal payments under capital lease obligation.        (42)                 (36)
   Net change in revolving line of credit............      1,865                  317
                                                        --------            ---------
          Net cash provided by (used for)
            financing activities.....................      1,510                  (34)
                                                        --------            ---------
Net increase (decrease) in cash and cash equivalents.        193                 (231)
Cash and cash equivalents at beginning of period.....        831                  551
                                                       ---------            ---------

Cash and cash equivalents at end of period............ $   1,024            $     320
                                                       =========            =========




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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the sixteen week period ended January 17, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the year ended September 27, 1997.

Net income per share is computed based upon the weighted average number of common shares outstanding during the period.


2. Inventories

   Inventories consist of the following:

                                           January 17, 1998   September 27, 1997
                                           ----------------   ------------------
Raw materials and supplies...............  $    2,144,000     $     2,148,000
Finished goods...........................       3,134,000           3,076,000
                                           --------------     ---------------

                                           $    5,278,000     $     5,224,000
                                           ==============     ===============



3. Fixed Assets

At the end of fiscal 1996, the Company began a project to implement an enterprise-wide computer system to support its information processing and access needs. Capitalized costs will be amortized over the estimated useful life beginning when each site installation or module is complete and ready for its intended use. In connection with the implementation of the enterprise-wide computer system, certain costs considered to be business process reengineering were expensed as incurred.

4. Line of Credit

On February 20, 1998, the Company amended its credit facility with Fleet Bank - NH. Under the revised facility, the new line of credit has been expanded from $6,000,000 to $9,000,000 (the availability of which is subject to the Company's accounts receivable and inventory levels) and the term was extended to March 31, 2001. The outstanding balance on the line of credit at January 17, 1998 was $5,850,000. Under the amended facility, the Company is also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003. Borrowings under this term revolver do not require principal repayments until October 31, 1999, at which time monthly principal payments of $75,000 will commence. Interest rates for the entire facility will be equal to the lower of Fleet's base rate or a margin added to LIBOR rates based on a performance pricing structure.

5. Earnings per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share and is effective for the Company's first 1998 fiscal quarter. SFAS requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Diluted earnings per share information for the first quarter of fiscal 1998 and fiscal 1997 is not materially different from basic earnings per share presented herein.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

For the sixteen weeks ended January 17, 1998, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 85.6% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company also operated twelve retail stores and a direct mail operation, which accounted for approximately 8.1% and 6.3% of net sales, respectively, during the same period.


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


Coffee Prices, Availability and General Risk Factors


Twenty-year lows in reported domestic coffee supplies combined with forecasts of smaller crops in Central America, labor actions and reports of adverse growing conditions in certain coffee growing countries, among other factors, have caused a dramatic increase since December 1996 in the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange). In May 1997, the "C" price reached a record high of over $3.00, up from $1.04 on December 6, 1996. The "C" price of coffee has generally declined since then, but remains highly volatile. At February 26, 1998, the "C" price of coffee for March delivery was $1.75. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. Since December 1996, differentials have also been volatile and generally rising.

The Company believes that the cost of green coffee will continue to be volatile throughout fiscal 1998. There can be no assurance that the Company will be successful in passing any increases in the cost of green coffee on to customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 50 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, economic conditions, prevailing interest rates, competition, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, weather and special or unusual events, as well as other risk factors described in the Company's Annual Report on Form 10-K for the year ended September 27, 1997 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments


Results of Operations

                                                      Sixteen weeks ended
                                         ---------------------------------------

                                         January 17, 1998       January 18, 1997
                                         ----------------       ----------------
Net sales.............................         100.0 %               100.0 %
Cost of sales.........................          65.4 %                60.0 %
                                         -------------         -------------

     Gross profit.....................          34.6 %                40.0 %

Selling and operating expenses........          26.1 %                26.2 %
General and administrative expenses...           6.6 %                 6.8 %
                                         --------------         -------------

     Income from operations...........           1.9 %                 7.0 %

Other income..........................           0.2 %                 0.0 %
Interest expense......................          (1.2)%                (1.0)%
                                         --------------         -------------

     Income before taxes..............           0.9 %                 6.0 %

Income tax expense....................          (0.3)%                (1.0)%

     Net income.......................           0.6 %                 5.0 %
                                        ===============        ==============



Sixteen weeks ended January 17, 1998 versus sixteen weeks ended January 18, 1997

Net sales increased by $4,064,000, or 28.2%, from $14,412,000 for the sixteen weeks ended January 18, 1997 (the "1997 period") to $18,476,000 for the sixteen weeks ended January 17, 1998 (the "1998 period"). Coffee pounds sold, excluding coffee pounds sold as beverages through the Company's 12 company-owned retail stores, increased by approximately 339,000 pounds, or 17.0%, from approximately 2,000,000 pounds in the 1997 period to approximately 2,339,000 pounds in the 1998 period. Even though the Company's wholesale prices generally decreased in the first quarter of fiscal 1998, the difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to increases in Green Mountain's selling prices for coffee during the second and third quarters of fiscal 1997 as a result of higher green coffee costs.

The net sales increase is attributable to the wholesale area in which net sales increased by $4,338,000, or 37.8%, from $11,467,000 for the 1997 period to
$15,805,000 for the 1998 period. The wholesale net sales increase resulted primarily from growth in the number of wholesale accounts.

Retail net sales decreased $318,000 or 17.5% from $1,818,000 for the 1997 period to $1,500,000 for the 1998 period. The Company is currently planning not to renew the lease for one of its stores that is expiring in the second quarter of fiscal 1998 and is in the process of re-assessing the role of its retail operation in the context of its overall growth strategy. Net sales in the direct mail area increased $44,000 or 3.9% from $1,127,000 for the 1997 period to $1,171,000 for the 1998 period.

Gross profit increased by $630,000, or 10.9%, from $5,767,000 for the 1997 period to $6,397,000 for the 1998 period. As a percentage of net sales, gross profit decreased 5.4 percentage points from 40.0% for the 1997 period to 34.6% for the 1998 period. The decrease in gross profit as a percentage of sales was due primarily to the mathematical impact of higher green coffee costs and higher sales prices, as well as a change in sales channels mix. The majority of the sales increase took place in the wholesale channel, which generates a lower gross margin than the retail and direct mail operation. Within the wholesale operation, the Company has also experienced a customer category mix change with a higher percentage of sales to office coffee distributors which carry lower gross margins.

Selling and operating expenses increased by $1,049,000, or 27.7%, from $3,783,000 for the 1997 period to $ 4,832,000 for the 1998 period, in support of the Company's strategic effort to increase its growth rate. Selling and operating expenses decreased 0.1 percentage points as a percentage of sales from 26.2% for the 1997 period to 26.1% for the 1998 period. The increase in selling and operating expense was primarily due to increased sales, sales support and marketing personnel expenses, as well as increased point of purchase promotional expenses.

General and administrative expenses increased by $250,000 or 25.7% from $973,000 for the 1997 period to $1,223,000 for the 1998 period, but decreased 0.2 percentage points as a percentage of sales from 6.8% for the 1997 period to 6.6% for the 1998 period. The increase in general and administrative expenses is primarily the result of personnel additions to support the Company's expansion.

As a result of the foregoing, income from operations decreased by $669,000 or 66.2% from $1,011,000 for the 1997 period to $342,000 for the 1998 period. Net income decreased by 618,000 or 85.6% from $722,000 for the 1997 period to $104,000 in the 1998 period.

By the end of the second quarter of fiscal 1998, Green Mountain will have completed a 45,000 square-foot addition to its central facility. The Company, which took occupancy of portions of the facility in December 1997, will first use it for expanded warehousing and distribution space with roasting and packaging machinery being added as needed. It is estimated that the addition carries incremental occupancy costs of approximately $400,000 annually.

Furthermore, Green Mountain is presently implementing an enterprise information system which it expects to use to facilitate growth and improve operations and customer service. This new enterprise information system also is expected to address Green Mountain's core "Year 2000" issues. The additional project related personnel, depreciation and software maintenance expenses (of approximately $1,000,000 for fiscal 1998) is expected to impact cost of goods sold as well as operating expenses.

There can be no assurance that future sales increases will be adequate to cover the additional costs from these two major investments, and earnings in future periods may be negatively impacted.


Liquidity and Capital Resources

Working capital increased $1,549,000 to $6,040,000 at January 17, 1998 from $4,491,000 at September 27, 1997. This increase is primarily due to higher accounts receivable due to increased sales and lower accounts payable.

Cash used for capital expenditures aggregated $1,033,000 during the 1998 period, and included $372,000 for equipment loaned to wholesale customers, $325,000 for leasehold improvements and fixtures, $174,000 for production equipment, and $162,000 for computer hardware and software. During the 1997 period, Green
Mountain had capital expenditures of $1,308,000, including $311,000 for equipment on loan to wholesale customers, $326,000 for production equipment and $399,000 for computer hardware and software. Cash used to fund the capital expenditures in the 1998 period was obtained from net cash provided by financing activities.

The Company currently plans to make capital expenditures in fiscal 1998 of approximately $4,500,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

On February 20, 1998, the Company amended its credit facility with Fleet Bank - NH. Under the revised facility, the new line of credit has been expanded from $6,000,000 to $9,000,000 (the availability of which is subject to the Company's accounts receivable and inventory levels) and the term was extended to March 31, 2001. The outstanding balance on the line of credit at January 17, 1998 was $5,850,000. Under the amended facility, the Company is also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003. Borrowings under this term revolver do not require principal repayments until October 31, 1999, at which time monthly principal payments of $75,000 will commence. Interest rates for the entire facility will be equal to the lower of Fleet's base rate or a margin added to LIBOR rates based on a performance pricing structure.

Management believes that cash flow from operations, existing cash and available borrowings under its credit facility and other sources will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 1998.


Year 2000

Management has assembled a task force and is in the process of completing its assessment of the impact of the Year 2000 problem on its operational and financial reporting systems and has developed a plan to correct critical systems before they fail. Management expects to have addressed most issues pertaining to the Year 2000 issue by the beginning of fiscal 1999. However, the Company can give no assurance that this will occur, and failure to make appropriate systems changes successfully and on time could have a material adverse impact on the Company's operations. The Company is also assessing the possible effects of Year 2000 issues on its significant vendors and customers, which could in turn affect the Company's operations.

Deferred Income Taxes

The Company had net deferred tax assets of $1,295,000 at January 17, 1998. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,380,000 (including $2,306,000 primarily related to a Vermont investment tax credit). The Company had income before taxes of $163,000 and $930,000 in the 1998 period and for all of fiscal 1997, respectively, and has been profitable in its last ten consecutive fiscal quarters. Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.


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

                           Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits:

      3.1          Certificate of Incorporation1

      3.2          Bylaws1

     10.2 (gg)     Eleventh Amendment to Commercial  Loan   Agreement, dated
                   February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH.

     10.2 (hh)     Replacement Revolving Line of Credit Promissory Note, dated
                   February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH.

     10.2 (ii)     Revolving Line of Credit/Term Promissory Note, dated
                   February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH.

     10.76 Stock Option Agreement, dated October 21, 1997 between the Company and Robert D. Britt.

     10.77 Stock Option Agreement, dated October 21, 1997 between the Company and Paul Comey.

     10.78 Stock Option Agreement, dated October 21, 1997 between the Company and Jonathan C. Wettstein.

     10.79 Stock Option Agreement, dated October 21, 1997 between the Company and William L. Prost.

     10.80 Stock Option Agreement, dated October 21, 1997 between the Company and Stephen J. Sabol.

     11            Computation of Earnings per share.

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



                                       GREEN MOUNTAIN COFFEE, INC.

Date:    3/3/98                By:    /s/ Robert P. Stiller
        -----------            -------------------------------------------------
                                      Robert P. Stiller,
                                      President and Chief Executive Officer

Date:    3/3/98                By:    /s/ Robert D. Britt
        -----------            -------------------------------------------------
                                      Robert D. Britt, Chief Financial Officer,
                                      Treasurer and Secretary