Form 10-Q
period 1998-04-11
GREEN MOUNTAIN COFFEE INC
filed 1998-05-22
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

     For the twelve weeks ended April 11, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

     For the transition period from __________ to ____________

     Commission file number 1-12340


                           GREEN MOUNTAIN COFFEE, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                           03-0339228
       -----------------------------------   ----------------------------------
       (State or other jurisdiction of       I.R.S. Employer Identification No.
       incorporation or organization)

                           33 Coffee Lane, Waterbury,
                       Vermont 05676 (Address of principal
                          executive offices) (zip code)

                                 (802) 244-5621
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

       ____________________________________________________________________
             (Former name, former address and former fiscal year, if
                          changed since last report.)



     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

     As of May 15, 1998, 3,530,818 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                           April 11,           September 27,
                                                                              1998                  1997
                                                                         -----------------   -----------------
                                                                            (unaudited)

         Assets
Current assets:
   Cash and cash equivalents..............................................  $    794           $    831
   Receivables, less allowances of $115 at April 11, 1998
         and $116 at September 27,1997 ...................................     4,437              4,119
Inventories...............................................................     5,751              5,224
Other current assets......................................................       658                376
Deferred income taxes,net ................................................       866                865
                                                                            --------           --------
         Total current assets ............................................    12,506             11,415

Fixed assets, net.........................................................    12,054             11,258
Other long-term assets....................................................       417                385
Deferred income taxes,net ................................................       740                486
                                                                            --------           --------

                                                                            $ 25,717           $ 23,544
                                                                            ========           ========

         Liabilities and Stockholders' Equity:
Current liabilities:
   Current portion of long-term debt .....................................  $    265           $    943
   Current portion of obligation under capital lease .....................        69                132
   Accounts payable.......................................................     3,634              4,954
   Accrued payroll........................................................       624                616
   Accrued expenses.......................................................       227                279
                                                                            --------           --------
        Total current liabilities.........................................     4,819              6,924
                                                                            --------           --------
Long-term debt............................................................     5,154              1,968
                                                                            --------           --------
Obligation under capital lease ...........................................         -                 12
                                                                            --------           --------
Long-term line of credit..................................................     5,372              3,985
                                                                            --------           --------
Commitments

Stockholders' equity:
   Common stock, $0.10 par value:                                                353                353
     Authorized - 10,000,000 shares; issued and outstanding -
     3,530,818 shares at April 11, 1998 and September 27, 1997.
   Additional paid-in capital.............................................    12,954             12,954
   Accumulated deficit....................................................    (2,935)            (2,652)
                                                                            --------           --------

   Total stockholders'equity..............................................    10,372             10,655
                                                                            --------           --------

                                                                            $ 25,717           $ 23,544
                                                                            ========           ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                   Twelve weeks ended
                                                        ---------------------------------------
                                                            April 11,               April 12,
                                                              1998                    1997
                                                        ---------------         ---------------
                                                                         (unaudited)
Net sales.............................................. $    13,660               $    10,063

Cost of sales..........................................       9,152                     5,881
                                                        -----------               -----------

    Gross profit.......................................       4,508                     4,182

Selling and operating expenses.........................       3,946                     3,063
General and administrative expenses ...................         988                       765
Loss on abandonment of fixed assets ...................          81                       218
                                                        -----------               -----------

    Income (loss) from operations .....................        (507)                      136

Other income (expense).................................           4                        (2)
Interest expense.......................................        (193)                     (107)
                                                        -----------               -----------

    Income (loss) before income taxes .................        (696)                       27

Income tax benefit ....................................         309                       552
                                                        -----------               -----------

Net income (loss) ..................................... $      (387)               $      579
                                                        ===========               ===========

Net income (loss) per share - basic .................... $    (0.11)              $      0.17
                                                        ===========               ===========

Weighted average shares ...............................   3,530,818                 3,417,306
                                                        ===========               ===========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                  Twenty-eight weeks ended
                                                        -------------------------------------------
                                                             April 11,                 April 12,
                                                               1998                      1997
                                                        ---------------             ---------------
                                                                        (unaudited)
 Net sales............................................. $    32,136                 $    24,475

Cost of sales..........................................      21,231                      14,526
                                                        -----------                 -----------

     Gross profit......................................      10,905                       9,949

 Selling and operating expenses........................       8,778                       6,846
 General and administrative expenses...................       2,211                       1,738
 Loss on abandonment of fixed assets ..................          81                         218
                                                        -----------                 -----------

     Income (loss) from operations.....................        (165)                      1,147

Other income (expense).................................          39                          (2)
Interest expense.......................................        (407)                       (251)
                                                        -----------                 -----------

     Income (loss) before income taxes.................        (533)                        894

Income tax benefit.....................................         250                         407
                                                        -----------                 -----------

Net income (loss)...................................... $      (283)                $     1,301
                                                        ===========                 ===========
Net income (loss) per share - basic.................... $     (0.08)                 $     0.38
                                                        ===========                 ===========

Weighted average shares................................   3,530,818                   3,417,306
                                                        ===========                 ===========


 The accompanying Notes to Consolidated Financial Statements are anintegral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)


                                                                              Twenty-eight weeks ended
                                                                       --------------------------------------
                                                                         April 11,             April 12,
                                                                          1998                  1997
                                                                       ---------------        ---------------
                                                                                    (unaudited)

Cash flows from operating activities:
  Net income (loss) .................................................. $ (283)                $1,301
  Adjustments to reconcile net income to net cash
   provided  by operating activities:
     Depreciation and amortization ...................................  1,456                  1,274
     Loss on disposal of fixed assets ................................     52                    254
     Provision for doubtful accounts .................................    129                     72
     Deferred income taxes ...........................................   (255)                  (461)
     Changes in assets and liabilities:
         Receivables .................................................   (447)                  (260)
          Inventories ................................................   (527)                  (364)
          Other current assets .......................................   (282)                  (141)
          Other long-term assets, net ................................    (32)                  (134)
          Accounts payable ........................................... (1,320)                    43
          Accrued payroll ............................................      8                    (11)
          Accrued expenses ...........................................    (52)                   232
                                                                       ------                 ------

          Net cash provided by (used for) operating activities ....... (1,553)                 1,805
                                                                       ------                 ------

Cash flows from investing activities:
  Expenditures for fixed assets ...................................... (2,409)                (2,954)
  Proceeds from disposals of fixed assets ............................    105                     43
                                                                       ------                 ------

          Net cash used for investing activities ..................... (2,304)                (2,911)
                                                                       ------                 ------

 Cash flows from financing activities:
  Issuance of long-term debt .........................................  4,500                      -
  Repayment of long-term debt ........................................ (1,992)                  (552)
  Principal payments under capital lease obligation ..................    (75)                   (64)
  Net change in revolving line of credit .............................  1,387                  2,112
                                                                       ------                 ------

          Net cash provided by financing activities                     3,820                  1,496
                                                                       ------                 ------

Net increase (decrease) in cash and cash equivalents .................    (37)                   390
Cash and cash equivalents at beginning of period .....................    831                    551
                                                                       ------                 ------

Cash and cash equivalents at end of period ........................... $  794                 $  941
                                                                       ======                 ======



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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve week period ended April 11, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the year ended September 27, 1997.

         Basic net income per share is computed based upon the weighted average number of common shares outstanding during the period.


2.       Inventories

         Inventories consist of the following:

                                                   April 11,       September 27,
                                                     1998              1997
                                                 --------------   --------------

            Raw materials and supplies            $ 2,922,000     $ 2,148,000
            Finished goods                          2,829,000       3,076,000
                                                  -----------     ------------
                                                  $ 5,751,000     $ 5,224,000
                                                  ===========     ============



3.       Fixed Assets

         The Company recently closed one of its company-owned retail stores and moved two other stores to other available space nearby. These events led to the abandonment of certain fixed assets with a net book value of $81,000 (net of cash proceeds of $10,000) during the twelve week period ended April 11, 1998. During the same fiscal quarter last year, the Company embarked on an expansion of its central plant and distribution facility in order to increase capacity and streamline operations. In connection with that program, certain fixed assets with a net book value of $218,000 were abandoned for no proceeds.

         At the end of fiscal 1996, the Company began a project to implement an enterprise information system to support its information processing and access needs. Capitalized costs are amortized over the estimated useful life beginning when each site installation or module is complete and ready for its intended use. In connection with the implementation of the enterprise information system, certain costs considered to be business process reengineering were expensed as incurred.


4.       Line of Credit

         On February 20, 1998, the Company amended its credit facility with Fleet Bank - NH ("Fleet"). Under the revised facility, the line of credit has been expanded from $6,000,000 to $9,000,000 (the availability of which is subject to the Company's accounts receivable and inventory levels) and the term was extended to March 31, 2001. Under the amended facility, the Company was also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003. Borrowings under this term revolver do not require principal repayments until October 31, 1999, at which time monthly principal payments of $75,000 will commence. Interest rates for the entire facility will be equal to the lower of Fleet's base rate or a margin added to LIBOR rates based on a performance pricing structure. At April 11, 1998, the outstanding balances on the line of credit and on the term revolver were $5,372,000 and $4,500,000, respectively. The Company's agreement with Fleet contains various financial covenants. At April 11, 1998, the Company was in violation of a maximum funded debt to cash flow ratio covenant. This covenant was waived by Fleet for the second fiscal quarter of 1998. The Company believes that it will comply with all of its covenants beginning with the third quarter of fiscal 1998.

5.       Earnings per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share and was effective beginning with the Company's first 1998 fiscal quarter. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Diluted earnings per share, based upon 3,447,999 shares and 3,445,838 shares for the twelve weeks and twenty-eight weeks ended April 12, 1997 respectively, are not materially different from basic earnings per share information presented herein. Diluted earnings per share information for the twelve and twenty-eight weeks ended April 11, 1998 is not presented as the shares underlying outstanding options and warrants, 8,967 and 14,456 respectively, would have an anti-dilutive effect because of the net loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

For the twenty-eight weeks ended April 11, 1998, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 87.1% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company also operated eleven retail stores and a direct mail operation, which accounted for approximately 7.2% and 5.7% of net sales, respectively, during the same period.

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


Coffee Prices, Availability and General Risk Factors


Green coffee commodity prices are subject to substantial price fluctuations caused by multiple factors. During fiscal 1997, the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) increased dramatically. In May 1997, the "C" price reached a record high of over $3.00, up from $1.04 on December 6, 1996. Since then, the "C" price of coffee has generally declined, but remains high relative to historical levels. At April 9, 1998, the "C" price of coffee for May delivery was $1.46. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential." Since December 1996, differentials have been volatile and generally rising.

The Company believes that the cost of green coffee will continue to be volatile throughout fiscal 1998. Because Green Mountain holds coffee inventories and fixes the price of some of its green coffee in advance, the effect of "C" price fluctuations on the Company's cost of goods is generally delayed. There can be no assurance that the Company will be successful in passing any increases in the cost of green coffee on to customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 50 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

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

RESULTS OF OPERATIONS





                                                     Twelve weeks ended                  Twenty-eight weeks ended
                                               -------------------------------       ----------------------------------
                                                 April 11,        April 12,              April 11,          April 12,
                                                   1998             1997                   1998               1997
                                               ---------------  --------------       ---------------    ---------------
Net Sales:
     Wholesale                                   89.1%               83.7%                87.1%                81.3%
     Company-owned retail stores                  6.1%               10.3%                 7.2%                11.6%
     Direct mail                                  4.8%                6.0%                 5.7%                 7.1%

Net sales                                       100.0%              100.0%               100.0%               100.0%
Cost of sales                                    67.0%               58.4%                66.1%                59.4%

     Gross profit                                33.0%               41.6%                33.9%                40.6%

Selling and operating expenses                   28.9%               30.4%                27.3%                27.9%
General and administrative expenses               7.2%                7.6%                 6.9%                 7.1%
Loss on abandonment of fixed assets               0.6%                2.2%                 0.2%                 0.9%

     Income (loss) from operations               (3.7)%                1.4%               (0.5)%                4.7%

Other income (expense)                            0.0%                0.0%                 0.1%                 0.0%
Interest expense                                 (1.4)%              (1.1)%               (1.3)%               (1.0)%

     Income (loss) before taxes                  (5.1)%               0.3%                (1.7)%                3.7%

Income tax benefit                                2.3%                5.5%                 0.8%                 1.7%

     Net income (loss)                           (2.8)%               5.8%                (0.9)%                5.4%





TWELVE WEEKS ENDED APRIL 11, 1998 VERSUS TWELVE WEEKS ENDED APRIL 12, 1997

Net sales increased by $3,597,000, or 35.7%, from $10,063,000 for the twelve weeks ended April 12, 1997 (the "1997 period") to $13,660,000 for the twelve weeks ended April 11, 1998 (the "1998 period"). Coffee pounds sold, excluding coffee pounds sold as beverages through Green Mountain's company-owned retail stores, increased by approximately 420,000 pounds, or 30.0%, from approximately 1,398,000 pounds in the 1997 period to approximately 1,818,000 pounds in the 1998 period.

The net sales increase is attributable to the wholesale area in which net sales increased by $3,748,000, or 44.5%, from $8,424,000 for the 1997 period to $12,172,000 for the 1998 period. The wholesale net sales increase resulted from growth in the number of wholesale accounts as well as the growth of certain large accounts in the office coffee service, convenience store and supermarket categories.

Company-owned retail stores net sales decreased $203,000, or 19.6%, from $1,036,000 for the 1997 period to $833,000 for the 1998 period. The sales decrease was primarily due to the loss of revenues from the Plattsburgh, New York store, as the lease expired during the second quarter of fiscal 1998 and was not renewed; the temporary closing, for half of the 1998 period, of the Latham, New York store due to the redevelopment of the retail center in which it is situated; and general year-over-year decline in same stores sales due to the cannibalization of sales by the Company's wholesale operation and other competitive factors. The Company is in the process of re-assessing the role of its remaining eleven company-owned retail locations in the context of its overall growth strategy.

Net sales in the direct mail area increased $52,000, or 8.6%, from $603,000 for the 1997 period to $655,000 for the 1998 period.

Gross profit increased by $326,000, or 7.8%, from $4,182,000 for the 1997 period to $4,508,000 for the 1998 period. As a percentage of net sales, gross profit decreased 8.6 percentage points from 41.6% for the 1997 period to 33.0% for the 1998 period. Changes in sales channel mix and wholesale customer category mix, as well as the mathematical impact of higher green coffee costs and higher sales prices contributed to the decrease of the gross margin as a percentage of sales. Company-owned retail sales, which generate a higher gross margin than the wholesale operation, decreased substantially, as indicated above, in the 1998 period. Within the wholesale operation, the Company has also experienced a customer category mix change with a higher percentage of sales to office coffee distributors which carry lower gross margins. Although sales increased significantly in the 1998 period, the volume increase was not sufficient to offset the expected drop in gross profit as a percentage of sales and the increase in operating expenses.

Selling and operating expenses increased by $883,000, or 28.8%, from $3,063,000 for the 1997 period to $3,946,000 for the 1998 period, in support of the Company's strategic effort to increase its growth rate. The increase in selling and operating expense was primarily due to increased sales and sales support personnel expenses, as well as increased marketing and promotional expenses. Selling and operating expenses decreased 1.5% as a percentage of sales from 30.4% for the 1997 period to 28.9% for the 1998 period.

General and administrative expenses increased by $223,000, or 29.2%, from $765,000 for the 1997 period to $988,000 for the 1998 period, but decreased 0.4% as a percentage of sales from 7.6% for the 1997 period to 7.2% for the 1998 period. The increase in general and administrative expenses is primarily related to expenses in support of the Company's new enterprise information system.

At the beginning of the 1998 fiscal year, the Company started to re-evaluate the role of its retail operation in the context of its overall growth strategy. Although the retail operation generates a higher gross profit as a percentage of sales than Green Mountain's wholesale business, it does not benefit from the same economies of scale in selling and operating expenses, and no longer generates positive cash flow for the Company. It was decided that one of the stores, for which the lease was expiring in the 1998 period, would be closed. Two other stores have been relocated since the beginning of the fiscal year to nearby locations in an effort to enhance their long-term competitiveness. These events led the Company to abandon certain fixed assets with a net book value of $81,000 (net of cash proceeds of $10,000) during the 1998 period.

During the 1997 period, Green Mountain commenced the expansion of its central production and distribution facility in Waterbury, Vermont. The Company recorded a loss on abandonment of equipment of $218,000 during the 1997 period due to the demolition of an old, adjacent office building and the redesign of the production flow to be used in the expanded facility. This 45,000 square foot expansion is now complete, and has been used for expanded warehousing and distribution space since the beginning of the 1998 period, with roasting and packaging machinery being added as needed. It is estimated that the addition carries incremental annual occupancy costs of approximately $400,000.

Green Mountain is presently implementing an enterprise information system which it expects to use to facilitate growth and improve operations and customer service. This new enterprise information system also addresses Green Mountain's core "Year 2000" issues. The additional project related personnel, depreciation and software maintenance expenses (of approximately $1,000,000 for fiscal 1998) is expected to continue to impact cost of goods sold as well as operating expenses.

As a result of the foregoing, income from operations decreased by $643,000, or 472.8%, from $136,000 in income from operations for the 1997 period to a loss from operations of $507,000 for the 1998 period.

Interest expense increased by $86,000, or 80.4%, from $107,000 for the 1997 period to $193,000 for the 1998 period as a result of additional borrowings to fund working capital needs and capital expenditures in support of the Company's growth. As part of the working capital needs, the Company made a decision during the 1998 period to purchase a larger supply of its green coffee directly from farms on a "due upon receipt" basis to guarantee supply and quality, thereby reducing the level of accounts payable.

The income tax benefit recognized under SFAS 109 was $309,000 in the 1998 period compared to $552,000 for the 1997 period. The Company reduced its deferred tax asset valuation allowance by $562,000 during the 1997 period because based on the weight of available evidence, as prescribed by SFAS 109, Green Mountain was more likely than not to realize a large amount of its deferred tax assets.

Net income decreased by $966,000, or 166.8%, from a net income of $579,000 for the 1997 period to a net loss of $387,000 in the 1998 period.

TWENTY-EIGHT WEEKS ENDED APRIL 11, 1998 VERSUS TWENTY-EIGHT WEEKS ENDED APRIL 12, 1997

Net sales increased by $7,661,000, or 31.3%, from $24,475,000 for the twenty-eight weeks ended April 12, 1997 (the "1997 YTD period") to $32,136,000 for the twenty-eight weeks ended April 11, 1998 (the "1998 YTD period"). Coffee pounds sold, excluding coffee pounds sold as beverages through the Company's company-owned retail stores, increased by approximately 759,000 pounds, or
22.3%, from approximately 3,398,000 pounds in the 1997 YTD period to approximately 4,157,000 pounds in the 1998 YTD period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds relates primarily to increases in Green Mountain's selling prices for coffee during the second and third quarters of fiscal 1997.

The net sales increase is attributable to the wholesale area in which net sales increased by $8,086,000, or 40.7%, from $19,891,000 for the 1997 YTD period to $27,977,000 for the 1998 YTD period. The wholesale net sales increase resulted from growth in the number of wholesale accounts as well as the growth of certain large accounts in the office coffee service, convenience store and supermarket categories.

Gross profit increased by $956,000, or 9.6%, from $9,949,000 for the 1997 YTD period to $10,905,000 for the 1998 YTD period. As a percentage of net sales, gross profit declined 6.7 percentage points from 40.6% for the 1997 YTD period to 33.9% for the 1998 YTD period. The decrease as a percentage of sales is primarily due to the mathematical impact of higher prices and higher green coffee costs as well as a change in sales channel mix and wholesale customer category mix.

Selling and operating expenses increased by $1,932,000, or 28.2%, from $6,846,000 for the 1997 YTD period to $8,778,000 for the 1998 YTD period. Selling and operating expenses decreased 0.6 percentage points as a percentage of sales from 27.9% for the 1997 YTD period to 27.3% for the 1998 YTD period. The increase in selling and operating expense as a percentage of sales was primarily due to added personnel expenses and promotional expenses to support the Company's increased growth plans.

General and administrative expenses increased by $473,000, or 27.2%, from $1,738,000 for the 1997 YTD period to $2,211,000 for the 1998 YTD period, representing a decrease of 0.2 percentage points as a percentage of sales from 7.1% for the 1997 YTD period to 6.9% for the 1998 YTD period. The increase in general and administrative expenses was primarily due to added personnel and expenses related to the implementation of the Company's new enterprise information system.

Income from operations decreased by $1,312,000, or 114.4%, from $1,147,000 in income from operations for the 1997 YTD period to a loss from operations of $165,000 for the 1998 YTD period.

The income tax benefit recognized under SFAS 109 was $250,000 in the 1998 YTD period compared to $407,000 in the 1997 YTD period. The income tax benefit in the 1997 YTD period occurred due to the reduction in the Company's deferred tax asset valuation allowance as discussed above.

Net income decreased by $1,584,000, or 121.8%, from a net income of $1,301,000, or $0.38 per share for the 1997 YTD period to a net loss of $283,000, or $(0.08) per share, for the 1998 YTD period.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $3,196,000 from $4,491,000 at September 27, 1997 to $7,687,000 at April 11, 1998. This increase is primarily related to higher inventories due to increased sales; lower accounts payable due to the prepayment of certain green coffee purchases; and the reduction of the current portion of long-term debt due to the amendment of the Company's credit facility (see below).

Cash used for capital expenditures aggregated $2,409,000 during the 1998 YTD period, and included $803,000 for equipment loaned to wholesale customers, $909,000 for leasehold improvements and fixtures, $288,000 for production equipment, and $342,000 for computer hardware and software. During the 1997 YTD period, Green Mountain had capital expenditures of $2,954,000, including $557,000 for equipment on loan to wholesale customers, $479,000 for production and distribution equipment and $1,517,000 for computer hardware and software. Cash used to fund capital expenditures in the 1998 period was obtained from net cash provided by financing activities.

The Company currently plans to make capital expenditures in fiscal 1998 of approximately $4,200,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

On February 20, 1998, the Company amended its credit facility with Fleet Bank - NH ("Fleet"). Under the revised facility, the line of credit has been expanded from $6,000,000 to $9,000,000 (the availability of which is subject to the Company's accounts receivable and inventory levels) and the term was extended to March 31, 2001. At April 11, 1998, the total availability under the line of credit was $6,219,000 and the outstanding balance was $5,372,000. Under the amended facility, the Company was also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003. Borrowings under this term revolver do not require principal repayments until October 31, 1999, at which time monthly principal payments of $75,000 will commence. At April 11, 1998, $4,500,000 of this term debt was outstanding. Interest rates for the entire facility will be equal to the lower of Fleet's base rate or a margin (of 2.5% for the line of credit and 2.75% for the term debt at April 11, 1998) added to LIBOR rates based on a quarterly performance pricing structure. The Company's agreement with Fleet contains various financial covenants. At April 11, 1998, the Company was in violation of a maximum funded debt to cash flow ratio covenant. This covenant was waived by Fleet for the second fiscal quarter of 1998. The Company believes that it will comply with all of its covenants beginning with the third quarter of fiscal 1998.

Management believes that cash flow from operations, existing cash and available borrowings under its credit facility and other sources will provide sufficient liquidity to pay its liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 1998.


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

DEFERRED INCOME TAXES

The Company had net deferred tax assets of $1,606,000 at April 11, 1998. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,380,000 (including $2,306,000 primarily related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.


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

                           Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders.

         (a) The Registrant held its 1998 Annual Meeting of Stockholders on March 20, 1998 at its offices in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under Regulation 14A.

         (b-c) At the Annual Meeting the stockholders voted as follows on the following matter:


Election of Directors
                                      VOTES

Nominee                    For                Withheld           Broker Nonvotes

Robert P. Stiller        3,328,957             14,178                  0
Robert D. Britt          3,329,172             13,963                  0
Stephen J. Sabol         3,328,957             14,178                  0
Jonathan C. Wettstein    3,328,898             14,237                  0
Jules del Vecchio        3,326,608             16,527                  0
David F. Moran           3,330,172             12,963                  0
William D. Davis         3,327,772             15,363                  0


         Ms. Debra J. Kelly-Ennis, named in the Company's 1998 Proxy Statement as a nominee for the Board of Directors, withdrew her name from nomination shortly before the Annual Meeting. She withdrew owing to a potential conflict of interest which service as a Director of the Company might have posed with new employment (with an unrelated company) she accepted after the Company distributed the Proxy Statement. The Board of Directors has begun a search for another candidate to fill the vacancy left by Mr. Ian A. Murray's resignation from the Board earlier this year. The Board expects to use its authority under the Company's Bylaws to fill the vacancy until the 1999 Annual Meeting of Stockholders.

         (d) None.


Item 6.  Exhibits and Reports on Form 8-K


 (a) Exhibits:

         3.1        Certificate of Incorporation (1)
         3.2        Bylaws (1)
         27         Financial Data Schedule

(b) No reports on Form 8-K were filed during the twelve weeks ended April 11, 1998.


(1)Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993.

                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 GREEN MOUNTAIN COFFEE, INC.

Date:     5/22/98                   By:      /s/ Robert P. Stiller
          ----------------        ----------------------------------------------
                                       Robert P. Stiller,
                                       President and Chief Executive Officer

Date:     5/22/98                   By:      /s/ Robert D. Britt
          --------------          ----------------------------------------------
                                       Robert D. Britt,
                                       Chief Financial Officer,
                                       Treasurer and Secretary