Form 10-Q
period 1998-07-04
GREEN MOUNTAIN COFFEE INC
filed 1998-08-18
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the twelve weeks ended July 4, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to ____________

     Commission file number 1-12340


                           GREEN MOUNTAIN COFFEE, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                             03-0339228
       -----------------------------------  ------------------------------------
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



--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [ X ]    NO [  ]

   As of August 15, 1998, 3,530,818 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                              July 4,         September 27,
                                                                               1998               1997
                                                                          ---------------    ---------------
                                                                            (unaudited)
         Assets
Current assets:
   Cash and cash equivalents............................................   $    359            $     831
   Receivables, less allowances of $173 at July 4, 1998
         and $116 at September 27, 1997.................................      5,292                4,119
   Inventories..........................................................      5,923                5,224
   Other current assets.................................................        432                  376
   Deferred income taxes, net...........................................        879                  865
                                                                           --------             --------

         Total current assets...........................................     12,885               11,415


Fixed assets,net........................................................     11,246               11,258
Other long-term assets..................................................        327                  385
Deferred income taxes, net..............................................        713                  486
                                                                           --------             --------

                                                                           $ 25,171             $ 23,544
                                                                           ========             ========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt....................................   $    253             $    943
   Current portion of obligation under capital lease....................         47                  132
   Accounts payable.....................................................      3,967                4,954
   Accrued losses and other costs of discontinued operations, net.......         47                    -
   Accrued payroll......................................................        716                  616
   Accrued expenses.....................................................        414                  279
                                                                           --------             --------

        Total current liabilities.......................................      5,444                6,924
                                                                           --------             --------

Long-term debt..........................................................      5,091                1,968
                                                                           --------             --------

Obligation under capital lease..........................................          -                   12
                                                                           --------             --------

Long-term line of credit................................................      5,500                3,985
                                                                           --------             --------


Stockholders' equity:
   Common stock, $0.10 par value:
     Authorized - 10,000,000  shares;  issued and outstanding -
     3,530,818 shares at July 4, 1998 and September 27, 1997............        353                  353
   Additional paid-in capital...........................................     12,954               12,954
   Accumulated deficit..................................................     (4,171)              (2,652)
                                                                           --------             --------

   Total stockholders' equity...........................................      9,136               10,655
                                                                           --------             --------

                                                                           $ 25,171             $ 23,544
                                                                           ========             ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                                   Twelve weeks ended
                                                                          ----------------------------------
                                                                            July 4, 1998       July 5, 1997
                                                                          ---------------    ---------------
                                                                                      (unaudited)
Net sales .................................................................. $    12,675        $    9,772

Cost of sales ..............................................................       8,090              6,302
                                                                             -----------        -----------

    Gross profit............................................................       4,585              3,470

Selling and operating expenses .............................................       3,209              2,495
General and administrative expenses ........................................       1,017                749
                                                                             -----------        -----------

    Operating income .......................................................         359                226

Other income ...............................................................          13                 15
Interest expense...........................................................         (241)              (119)
                                                                             -----------        -----------

    Income before income taxes .............................................         131                122

Income tax expense .........................................................         (52)               (46)
                                                                             -----------        -----------

      Income from continuing operations ....................................          79                 76
                                                                             -----------        -----------

Discontinued operations - Note 3:

Loss from  discontinued  retail stores operations to May 29, 1998, net
of income tax benefits of $37 and $46 for 1998 and 1997,  respectively......         (56)               (75)
Loss on disposal of retail stores, including provision of $342 for operating losses during the phase-out period, net of
income tax benefits of $834 ................................................      (1,259)                 -
                                                                             -----------        -----------
             Net income (loss) ............................................. $    (1,236)       $         1
                                                                             ===========        ===========

  Net income per share - continuing operations ............................. $      0.02        $      0.02
  Net loss per share - discontinued operations ............................. $     (0.37)       $     (0.02)
                                                                             -----------        -----------

  Net income (loss) per share - basic and diluted .......................... $     (0.35)       $      0.00
                                                                             ===========        ===========

  Weighted average shares ..................................................   3,530,818          3,424,035
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

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)

                                                                                   Forty weeks ended
                                                                           ---------------------------------
                                                                            July 4, 1998       July 5, 1997
                                                                           --------------      -------------
                                                                                      (unaudited)
 Net sales.................................................................. $    42,479        $    31,393

 Cost of sales..............................................................      28,255             19,524
                                                                             -----------        -----------

     Gross profit...........................................................      14,224             11,869

 Selling and operating expenses.............................................      10,404              7,653
 General and administrative expenses........................................       3,228              2,487
 Loss on abandonment of fixed assets .......................................           -                218
                                                                             -----------        -----------

     Operating income.......................................................         592              1,511

 Other income...............................................................          53                 13
 Interest expense...........................................................        (647)              (370)
                                                                             -----------        -----------

     Income (loss) before income taxes......................................          (2)             1,154

 Income tax benefit.........................................................          39                307
                                                                             -----------        -----------
     Income from continuing operations......................................          37              1,461
                                                                             -----------        -----------

 Discontinued operations - Note 3:
 Loss from discontinued  retail stores operations to May 29, 1998, net
 of income tax benefits of $196 and $100 for 1998 and 1997, respectively....        (297)              (159)
 Loss on disposal of retail stores, including provision of $342 for operating losses during the phase-out period, net of
 income tax benefits of $834  ..............................................      (1,259)                 -
                                                                             -----------        -----------
     Net income (loss)...................................................... $    (1,519)       $     1,302
                                                                             ===========        ===========

   Net income per share - continuing operations ............................ $      0.01        $      0.43
   Net loss per share - discontinued operations............................. $     (0.44)       $     (0.05)
                                                                             -----------        -----------
   Net income (loss) per share - basic and diluted.......................... $     (0.43)       $      0.38
                                                                             ===========        ===========

   Weighted average shares..................................................   3,530,818          3,419,349
                                                                             ===========        ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                                              Forty weeks ended
                                                                     ----------------------------------
                                                                       July 4, 1998       July 5, 1997
                                                                     ---------------     --------------
                                                                                 (unaudited)
Cash flows from operating activities:
    Net income (loss)....................................................    (1,519)             1,302
    Net loss from discontinued operations ...............................     1,556                159
                                                                         ----------         ----------
    Net income from continuing operations ...............................        37              1,461
    Adjustments to reconcile net income to net cash
      provided by operating activities - continuing operations:
         Depreciation and amortization...................................     1,992              1,728
         Loss (gain)on disposal of fixed assets.........................       (42)               237
         Provision for doubtful accounts.................................       273                112
         Deferred income taxes...........................................       (45)              (349)
         Changes in assets and liabilities:
            Receivables..................................................    (1,446)              (744)
            Inventories..................................................      (852)            (1,365)
            Other current assets.........................................       (83)               (18)
            Other long-term assets, net..................................         6                (98)
            Accounts payable.............................................      (987)               536
            Accrued payroll..............................................       100                 30
            Accrued expenses.............................................       135                207
                                                                         ----------         ----------

            Net cash provided by (used for) operating activities -
            continuing operations........................................      (912)             1,737
                                                                         ----------         ----------

            Net cash  used  for  operating  activities -
            discontinued operations .....................................      (440)              (124)
                                                                         ----------         ----------

Cash flows from investing activities - continuing operations:
    Expenditures for fixed assets........................................    (2,902)            (3,997)
    Proceeds from disposals of fixed assets..............................       119                 65
                                                                         ----------         ----------

            Net cash used for investing activities -
            continuing operations........................................    (2,783)            (3,932)
                                                                         ----------         ----------

            Net cash used for investing activities -
            discontinued operations .....................................      (188)                (2)
                                                                         ----------         ----------

 Cash flows from financing activities:
    Issuance of common stock ............................................         -                 64
    Issuance of long-term debt...........................................     4,500                  -
    Repayment of long-term debt..........................................    (2,067)              (768)
    Principal payments under capital lease obligation....................       (97)               (94)
    Net change in revolving line of credit...............................     1,515              2,928
                                                                         ----------         ----------

            Net cash provided by financing activities....................     3,851              2,130
                                                                         ----------         ----------

Net decrease in cash and cash equivalents................................      (472)              (191)
Cash and cash equivalents at beginning of period.........................       831                551
                                                                         ----------         ----------

Cash and cash equivalents at end of period...............................       359                360
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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve week period ended July 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. ("Green Mountain") for the year ended September 27, 1997.

         Basic net income per share is computed based upon the weighted average number of common shares outstanding during the period.


2.       Inventories

         Inventories consist of the following:

                                                    July 4,       September 27,
                                                      1998            1997
                                                ---------------  --------------

            Raw materials and supplies.........   $ 3,143,000     $ 2,148,000
            Finished goods........................  2,780,000       3,076,000
                                                 -------------    -------------
                                                  $ 5,923,000     $ 5,224,000
                                                 =============    =============



3.       Discontinued company-owned retail store operations

         On May 29, 1998, Green Mountain announced that it had adopted a plan to discontinue its Company-owned retail store operations. The Company is planning to sell or close all of its retail stores by September 26, 1998, or as soon as practical thereafter. Accordingly, the retail stores are reported as discontinued operations for all periods presented. Under generally accepted accounting principles, the operating results of such operations are being segregated from the continuing operations and reported separately on the statement of operations. A provision for anticipated losses on discontinued operations through disposal date is based on management's best estimates and is included in the current period.

         The estimated loss on disposal of the retail store operations is $1,259,000 (net of a tax benefit of $834,000). The pre-tax loss on disposal of $2,093,000 consists of an estimated loss on disposal of the business of $1,751,000 and a provision of $342,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal includes provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance, and employee benefits.

         Net sales from the retail store operations for the twelve weeks ended July 4, 1998 and July 5, 1997 were $700,000 and $1,045,000, respectively. Net sales from the retail store operations for the forty weeks ended July 4, 1998 and July 5, 1997 were $3,033,000 and $3,899,000, respectively.

         The assets and  liabilities of the  discontinued  retail  operations at
         July  4,  1998  are  reflected  as  a  net  current  liability  in  the accompanying consolidated balance sheet. The net liabilities of the discontinued operations in the July 4, 1998 balance sheet are summarized as follows:

         (In thousands)
--------------------------------------------------------------------------------
         Current assets                                                 $ 127
         Fixed assets, net                                                892
         Long-term deferred tax assets, net                               834
         Other long-term assets                                            52
         Less provision for losses on assets                             (996)
                                                                        ------
         Net realizable value of assets from discontinued operations      909

         Estimated accrued costs on disposal of discontinued operations  (956)
                                                                        ------

         Net accrued losses and other costs of discontinued operations  $ (47)
                                                                        ======




4.       Line of credit and long-term debt

         On February 20, 1998, the Company amended its credit facility with Fleet Bank - NH ("Fleet"). Under the revised facility, the line of credit has been increased from $6,000,000 to $9,000,000 (the availability of which is subject to the Company's accounts receivable and inventory levels) and the term was extended to March 31, 2001. Under the amended facility, the Company was also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003. Borrowings under this term revolver do not require principal repayments until October 31, 1999, at which time monthly principal payments of $75,000 will commence. Interest rates for the entire facility will be equal to the lower of Fleet's base rate or a margin added to LIBOR rates based on a performance pricing structure. At July 4, 1998, the outstanding balances on the line of credit and on the term revolver were $5,500,000 and $4,500,000, respectively. The Company's agreement with Fleet contains various financial covenants. At July 4, 1998, the Company was in compliance with these covenants.

         On May 29, 1998, the Company entered into a standard International Swap Dealers Association Inc. interest rate swap agreement with Fleet National Bank in order to limit the effect of increases in the interest rates on its floating debt. Under such agreement, any interest differential is accrued as an interest rate change and is recorded in interest expense. This agreement with a notional amount of $6 million expires in May 2001. The effect of this agreement is to limit the interest rate exposure to 5.84% (versus the 30-day LIBOR rate) plus a margin based on a performance pricing structure on $4.5 million of the Company's long-term revolver and $1.5 million of its line of credit. Interest expense was not materially impacted by this agreement in the twelve weeks ended July 4, 1998.

5.       Earnings per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share and was effective beginning with the Company's first 1998 fiscal quarter. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share and requires restatement of all previously reported earnings per share data that are presented. For the periods presented in the consolidated statement of operations, basic and diluted earnings per share are the same.



6.        Derivative instruments and hedging activities

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (September 25, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Green Mountain Coffee, Inc. (the "Company" or "Green Mountain"), a leader in the specialty coffee industry, roasts over 25 high quality arabica coffees to produce over 60 varieties of coffee that it sells under the Green Mountain Coffee Roasters(R) brand. For the forty weeks ended July 4, 1998, Green Mountain's wholesale operation contributed approximately 94.2% of net sales from continuing operations. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company also has a direct mail operation serving customers nationwide from its Waterbury, Vermont headquarters, which accounted for approximately 5.8% of net sales from continuing operations during the same period.

On May 29, 1998, Green Mountain announced that it had adopted a plan to discontinue its company-owned retail stores operations. The Company is planning to sell or close all of its retail stores by September 26, 1998, or as soon as practical thereafter.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of the Company's rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales of the Company's wholesale or direct mail channels, including media and advertising expenses, a portion of the Company's rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the Company's rental expense and the salaries and related expenses of personnel not elsewhere categorized.

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.


Coffee Prices, Availability and General Risk Factors

Green coffee commodity prices are subject to substantial price fluctuations caused by multiple factors. During fiscal 1997, the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) increased dramatically. In May 1997, the "C" price reached a high of over $3.00, up from $1.04 on December 6, 1996. Since then, the "C" price of coffee has generally declined, but remains high relative to historical levels. At July 31, 1998, the "C" price of coffee for September delivery was $1.29. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential". Since December 1996, differentials have been volatile and generally rising.

The Company believes that the cost of green coffee will continue to be volatile throughout fiscal 1998. Because Green Mountain holds coffee inventories and fixes the price of some of its green coffee in advance, the effect of "C" price fluctuations on the Company's cost of goods is generally delayed. There can be no assurance that the Company will be successful in passing increases in the cost of green coffee on to customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, the loss of a major customer, fluctuations in availability and cost of green coffee, economic conditions, prevailing interest rates, competition, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, weather and special or unusual events, as well as other risk factors described in the Company's Annual Report on Form 10-K for the year ended September 27, 1997 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.



Results of Operations

                                                             Twelve weeks ended                   Forty weeks ended
                                                       -------------------------------    -----------------------------------

                                                        July 4, 1998     July 5, 1997     July 4, 1998      July 5, 1997
                                                       --------------   --------------    -------------    --------------
          Net Sales:
               Wholesale...............................       95.0 %           94.1 %           94.2 %            92.7 %
               Direct mail.............................        5.0 %            5.9 %            5.8 %             7.3 %
                                                        -------------   --------------    -------------    --------------

          Net sales....................................      100.0 %          100.0 %          100.0 %           100.0 %
          Cost of sales................................       63.9 %           64.5 %           66.5 %            62.2 %
                                                        -------------   --------------    -------------    --------------

               Gross profit............................       36.1 %           35.5 %           33.5 %            37.8 %

          Selling and operating expenses...............       25.3 %           25.5 %           24.5 %            24.4 %
          General and administrative expenses..........        8.0 %            7.7 %            7.6 %             7.9 %
          Loss on abandonment of fixed assets..........          -                -                -               0.7 %
                                                        -------------   --------------    -------------    --------------

               Operating income........................        2.8 %            2.3 %            1.4 %             4.8 %

          Other income.................................        0.1 %             0.2 %           0.1 %             0.1 %
          Interest expense.............................       (1.9)%           (1.2)%           (1.5)%            (1.2)%
                                                        -------------   --------------    -------------    --------------

               Income (loss) before taxes...............       1.0 %            1.3 %           (0.0)%             3.7 %

          Income tax benefit (expense).................       (0.4)%           (0.5)%            0.1 %             1.0 %
                                                        -------------   --------------    -------------    --------------

           Income from continuing operations...........        0.6 %            0.8 %            0.1 %             4.7 %
                                                        -------------   --------------    -------------    --------------

          Loss from discontinued operations, net of
          tax benefits.................................       (0.5)%           (0.8)%           (0.7)%            (0.5)%
          Loss on disposal, net of tax benefits........       (9.9)%              -             (3.0)%               -
                                                        -------------   --------------    -------------    --------------

               Net income (loss).......................       (9.8)%            0.0 %           (3.6)%              4.2%
                                                        =============   ==============    =============    ==============

Twelve weeks ended July 4, 1998 versus twelve weeks ended July 5, 1997

Net sales from continuing operations increased by $2,903,000, or 29.7%, from $9,772,000 for the twelve weeks ended July 5, 1997 (the "1997 period") to $12,675,000 for the twelve weeks ended July 4, 1998 (the "1998 period"). Coffee
pounds  sold  increased  by  approximately   404,000  pounds,  or  29.1%,  from
approximately 1,390,000 pounds in the 1997 period to approximately 1,794,000 pounds in the 1998 period.

The net sales increase is attributable to the wholesale area in which net sales increased by $2,840,000, or 30.9%, from $9,200,000 for the 1997 period to $12,040,000 for the 1998 period. The wholesale net sales increase resulted primarily from the growth of certain large accounts in the office coffee service, convenience store and supermarket categories.

The Company expects to start lowering prices on some of its coffee products in the fourth fiscal quarter of 1998 to reflect the recent decrease in the "C" price of coffee. This could lead to the percentage growth in pounds sold becoming greater than the percentage growth in dollar sales in future quarters.

Gross profit from continuing operations increased by $1,115,000, or 32.1%, from $3,470,000 for the 1997 period to $4,585,000 for the 1998 period. As a percentage of net sales, gross profit increased 0.6 percentage points from 35.5% for the 1997 period to 36.1% for the 1998 period. This increase is primarily attributable to a decrease in green coffee costs, which was partially offset by changes in the wholesale customer category mix with a higher year-over-year percentage of sales to office coffee service distributors which carry lower gross margins.

 Selling and operating expenses increased by $714,000, or 28.6%, from $2,495,000 for the 1997 period to $3,209,000 for the 1998 period. The increase in selling and operating expense was primarily due to increased sales and sales support personnel expenses, as well as increased promotional and marketing expenses. Selling and operating expenses decreased 0.2 percentage points as a percentage of sales from 25.5% for the 1997 period to 25.3% for the 1998 period.

General and administrative expenses increased by $268,000, or 35.8%, from $749,000 for the 1997 period to $1,017,000 for the 1998 period, and increased
0.3 percentage points as a percentage of sales from 7.7% for the 1997 period to 8.0% for the 1998 period. The increase in general and administrative expenses is primarily related to expenses in support of the implementation of the Company's new enterprise information system and to higher personnel-related expenses.

Interest expense increased by $122,000, or 102.5%, from $119,000 for the 1997 period to $241,000 for the 1998 period as a result of additional borrowings to fund both working capital needs and capital expenditures to support the Company's growth.

As a result of the foregoing, income from continuing operations increased by $3,000, or 3.9%, from $76,000, or $0.02 per share, for the 1997 period to $79,000, or $0.02 per share, for the 1998 period.

At the beginning of the 1998 fiscal year, the Company started to re-evaluate the role of its retail operation in the context of its overall growth strategy. Since the Company's founding in 1981, the company-owned retail stores have been an important part of the Company's strategy of getting customers to sample Green Mountain's coffee by the cup. Now, with over 5,000 wholesale customers, most of which serve Green Mountain's coffee by the cup, the strategic value of the company-owned retail stores is diminished. Although the retail operation generates a higher gross profit as a percentage of sales than Green Mountain's wholesale business, it does not benefit from the same economies of scale in selling and operating expenses. On May 29, 1998, the Company announced that it was intending to sell or close its remaining stores by September 26, 1998, or as soon as practical thereafter.

Due to the phase-out of company-owned retail store operations, net sales from the discontinued retail operations declined $345,000, or 33.0%, from $1,045,000 in the 1997 period to $700,000 in the 1998 period. The net loss from discontinued operations decreased by $19,000, or 25.3%, from $75,000 in the 1997 period to $56,000 in the 1998 period through the May 29, 1998 measurement date. In the 1998 period, the Company also recorded a $1,259,000 loss on disposal, net of tax benefits of $834,000. The pre-tax $2,093,000 charge includes provisions for estimated lease termination costs, the write-off of retail fixed assets, severance and employee benefits, as well as a provision of $342,000 for anticipated losses from the May 29, 1998 measurement date until final disposal of each of the stores.

Net income decreased by $1,237,000 from a net income of $1,000, or $0.00 per share, for the 1997 period to a net loss of $1,236,000, or $0.35 per share, for the 1998 period.


Forty weeks ended July 4, 1998 versus forty weeks ended July 5, 1997

Net sales from continuing operations increased by $11,086,000, or 35.3%, from $31,393,000 for the forty weeks ended July 5, 1997 (the "1997 YTD period") to $42,479,000 for the forty weeks ended July 4, 1998 (the "1998 YTD period"). Coffee pounds sold increased by approximately 1,174,000 pounds, or 25.0%, from approximately 4,692,000 pounds in the 1997 YTD period to approximately 5,866,000 pounds in the 1998 YTD period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds relates primarily to net year-over-year increases in Green Mountain's selling prices for coffee.

The net sales increase is attributable to the wholesale area in which net sales increased by $10,926,000, or 37.6 %, from $29,091,000 for the 1997 YTD period to $40,017,000 for the 1998 YTD period. The wholesale net sales increase resulted primarily from the growth of certain large accounts in the office coffee service, convenience store and supermarket categories.

Gross profit from continuing operations increased by $2,355,000, or 19.8%, from $11,869,000 for the 1997 YTD period to $14,224,000 for the 1998 YTD period. As a percentage of net sales, gross profit declined 4.3 percentage points from 37.8% for the 1997 YTD period to 33.5% for the 1998 YTD period. The decrease as a percentage of sales is primarily due to the mathematical impact of higher prices and higher green coffee costs as well as a change in wholesale customer category mix.

Selling and operating expenses increased by $2,751,000, or 35.9%, from $7,653,000 for the 1997 YTD period to $10,404,000 for the 1998 YTD period. Selling and operating expenses increased 0.1 percentage points as a percentage of sales from 24.4% for the 1997 YTD period to 24.5% for the 1998 YTD period. The increase in selling and operating expense was primarily due to added personnel expenses and promotional expenses in support of the Company's strategic effort to increase its growth rate.

General and  administrative  expenses  increased  by  $741,000,  or 29.8%,  from
$2,487,000 for the 1997 YTD period to $3,228,000 for the 1998 YTD period. This represented a decrease of 0.3 percentage points as a percentage of sales from 7.9% for the 1997 YTD period to 7.6% for the 1998 YTD period. The increase in general and administrative expenses was primarily due to added personnel and expenses related to the implementation of the Company's new enterprise information system.

During the second fiscal quarter of 1997, Green Mountain commenced the expansion of its central production and distribution facility in Waterbury, Vermont. The Company recorded a loss on abandonment of equipment of $218,000 during the 1997 YTD period due to the demolition of an old, adjacent office building and the redesign of the production flow to be used in the expanded facility. This 45,000 square foot expansion is now complete, and has been used for expanded warehousing and distribution space since the beginning of the second quarter of 1998, with roasting and packaging machinery being added as needed. It is estimated that the addition carries incremental annual occupancy costs of approximately $400,000.

Operating income decreased by $919,000, or 60.8%, from $1,511,000 for the 1997 YTD period to $592,000 for the 1998 YTD period. This decline was primarily due to increased fixed operating costs related to the Company's recent investments in its sales and sales support personnel, its information systems infrastructure and the plant expansion. Green Mountain is in the process of implementing an enterprise information system which it expects to use to facilitate growth and improve operations and customer service. This new enterprise information system also addresses Green Mountain's core "Year 2000" issues. The additional project related personnel, depreciation and software maintenance expenses (of approximately $1,000,000 for fiscal 1998) is expected to continue to impact operating expenses and, to a lesser extent, cost of goods sold.

The income tax benefit recognized under SFAS 109 was $39,000 in the 1998 YTD period compared to $307,000 for the 1997 YTD period. The Company reduced its deferred tax asset valuation allowance by $562,000 during the second quarter of 1997 because, based on the weight of available evidence, as prescribed by SFAS 109, Green Mountain was more likely than not to realize a large amount of its deferred tax assets.

As a results of the foregoing, income from continuing operations decreased by $1,424,000, from $1,461,000, or $0.43 per share, for the 1997 YTD period to
$37,000, or $0.01 per share, for the 1998 YTD period.

Net sales from the discontinued retail store operations declined $866,000 or 22.2% from $3,899,000 in the 1997 YTD period to $3,033,000 in the 1998 YTD period. The net loss from discontinued operations increased by $138,000, or 86.8%, from $159,000 in the 1997 YTD period to $297,000 from September 28,1997 until the May 29, 1998 measurement date. In addition, the Company recorded a $1,259,000 loss on disposal charge in the 1998 YTD period, as discussed above.


Liquidity and Capital Resources

Working capital increased $2,950,000 from $4,491,000 at September 27, 1997 to $7,441,000 at July 4, 1998. This increase is primarily related to higher accounts receivable due to customer terms becoming generally longer in conjunction with the change in wholesale customer mix and certain accounts receivable system conversion issues; lower accounts payable due to the lower level of capital expenditures; higher inventories; and the reduction of the current portion of long-term debt due to the amendment of the Company's credit facility (see below). The higher inventory results primarily from a Company decision to keep larger quantities of raw material inventory on hand to ensure a reliable supply of high quality coffee at reasonable cost.

Cash used for capital expenditures, excluding company-owned retail stores, aggregated $2,902,000 during the 1998 YTD period, and included $1,244,000 for equipment on loan to wholesale customers, $789,000 for leasehold improvements, $318,000 for production equipment, and $425,000 for computer hardware and software. During the 1997 YTD period, Green Mountain had non-retail stores capital expenditures of $3,997,000, including $670,000 for equipment on loan to wholesale customers, $627,000 for production and distribution equipment and $2,130,000 for computer hardware and software. Cash used to fund capital expenditures in the 1998 YTD period was obtained from net cash provided by financing activities.

The Company currently plans to make capital expenditures in fiscal 1998 of approximately $4,000,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

On February 20, 1998, the Company amended its credit facility with Fleet Bank - NH ("Fleet"). Under the revised facility, the line of credit has been increased from $6,000,000 to $9,000,000 (the availability of which is subject to the Company's accounts receivable and inventory levels) and the term was extended to March 31, 2001. At July 4, 1998, the total availability under the line of credit was $6,972,000 and the outstanding balance was $5,500,000. Under the amended facility, the Company was also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003. Borrowings under this term revolver do not require principal repayments until October 31, 1999, at which time monthly principal payments of $75,000 will commence. At July 4, 1998, $4,500,000 of this term debt was outstanding. The Company's agreement with Fleet contains various financial covenants. At July 4, 1998, the Company was in compliance with all of its covenants.

In addition, on May 29, 1998, the Company entered into a standard International Swap Dealers Association, Inc. interest rate swap agreement with Fleet National Bank in order to limit the effect of increases in the interest rates on its floating debt. This agreement with a notional amount of $6 million expires in May 2001. The effect of this agreement is to limit the interest rate exposure to 5.84% (versus the 30-day LIBOR rate) plus a margin based on a performance pricing structure on $4.5 million of the Company's long-term revolver and $1.5 million of its line of credit. The interest rate for the remainder of the line of credit is equal to the lower of LIBOR rates plus a margin and Fleet's base rate. The margin based on Company performance was 2.5% for the line of credit and 2.75% for the term debt at July 4, 1998.

Management believes that cash flow from operations, existing cash and available borrowings under its credit facility and other sources will provide sufficient liquidity to pay its liabilities in the normal course of business, fund capital expenditures and service debt requirements for the remainder of calendar 1998.

Year 2000

Management is in the process of completing its assessment of the impact of the Year 2000 problem on its operational and financial reporting systems and has developed a plan to correct critical systems before they fail. All of the core functions of the wholesale operation such as order fulfillment and billing are now on Peoplesoft, which is Year 2000 compliant. All of the accounting functions necessary for day-to-day operations and the preparation of financial statements have also been migrated to Peoplesoft. The Company believes that it has sufficient time and resources to complete the conversion (or upgrade of the existing software wherever possible) of the remainder of its core applications to make them Year 2000 compliant, including human resources, asset management, service management, and order management for its direct mail operation.

Green Mountain does not expect to encounter major problems with its PC hardware and operating system, but is still in the process of evaluating other operational systems, including, but not limited to, the Company's PBX, voice mail, and roaster automation systems. In addition, while the Company is working closely with its major suppliers on identifying areas of non-compliance and resolving them, it has decided that it would be impractical to contact every supplier to assess the possible effects of Year 2000 software failures on their internal operations, which could in turn effect the Company's operations.

Management expects to have addressed most issues pertaining to the Year 2000 problem by the end of fiscal 1999. However, the Company can give no assurance that this will occur, and failure to make appropriate systems changes successfully could have a material adverse impact on the Company's operations.



Deferred Income Taxes

The Company had net deferred tax assets of $2,426,000 at July 4, 1998, of which $834,000 is attributable to the loss on disposal of the retail store operations. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,335,000 (including $2,306,000 primarily related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.


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

                                              Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K


 (a) Exhibits:

         3.1          Certificate of Incorporation (1)
         3.2          Bylaws (1)
         27           Financial Data Schedule

(b) On June 11, 1998, the Registrant filed a Form 8-K in which was reported, under Item 5, the plan to close or sell all of the its company-owned retail stores.


----------
(1)Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           GREEN MOUNTAIN COFFEE, INC.

Date:    8/14/98       By:      /s/ Robert P. Stiller
         ----------    ---------------------------------------------------------
                                Robert P. Stiller,
                                President and Chief Executive Officer

Date:    8/14/98       By:      /s/ Robert D. Britt
         ----------    ---------------------------------------------------------
                               Robert D. Britt,
                               Chief Financial Officer, Treasurer and Secretary