Form 10-K
period 1998-09-26
GREEN MOUNTAIN COFFEE INC
filed 1998-12-18
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------



        (Mark One)

        [ X ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 26, 1998

                                       OR

        [ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to
        _____________


                         Commission file number 1-12340


                           GREEN MOUNTAIN COFFEE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      03-0339228
----------------------------------------      ----------------------------------
(State  or  other jurisdiction                (IRS  employer identification no.)
of incorporation or organization)

33 Coffee Lane, Waterbury, Vermont                          05676
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip code)

                  Registrant's telephone number: (802) 244-5621
                                                 ---------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
                       Securities registered pursuant to
                       Section 12(g) of the Exchange Act:

                     Common Stock, $.10 par value per share
                     --------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 10, 1998 was approximately $8,675,000 based upon the closing price of such stock on that date.

As of December 10, 1998, 3,499,743 shares of common stock of the registrant were outstanding. See "Market for Common Equity and Related Stockholder Matters."


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on March 26, 1999 have been incorporated by reference into Part III of this report. The registrant will file the definitive Proxy Statement by January 25, 1999.

                           GREEN MOUNTAIN COFFEE, Inc.
                           Annual Report on Form 10-K

                                Table of Contents

                                                                            Page
--------------------------------------------------------------------------------
                                     Part I
--------------------------------------------------------------------------------
Item 1.        Business....................................................    4

Item 2.        Properties..................................................   16

Item 3.        Legal Proceedings...........................................   16

Item 4.        Submission of Matters to a Vote of Security Holders.........   16

               Executive Officers of the Registrant........................   17

--------------------------------------------------------------------------------
                                     Part II
--------------------------------------------------------------------------------

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................   19

Item 6.        Selected Financial Data.....................................   20

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   20

Item 7A        Quantitative and Qualitative Disclosures about Market Risk..   29

Item 8.        Financial Statements and Supplementary Data.................   30

Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosures...................................   30

--------------------------------------------------------------------------------
                                    Part III
--------------------------------------------------------------------------------

Item 10.       Directors and Executive Officers of the Registrant..........   31

Item 11.       Executive Compensation......................................   31

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................   31

Item 13.       Certain Relationships and Related Transactions..............   31

--------------------------------------------------------------------------------
                                     Part IV
--------------------------------------------------------------------------------

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.................................................   32

         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, the impact of the loss of a major customer, fluctuations in availability and cost of green coffee, economic conditions, prevailing interest rates, competition, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, Year 2000 issues, weather and special or unusual events, as well as other risk factors described in Item 1 of this report on Form 10-K for the year ended September 26, 1998 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

                                     PART I
Item 1. Business

The Company

         Green Mountain Coffee, Inc. ("the Company" or "Green Mountain") roasts over 25 high-quality arabica coffees to produce over 60 varieties of coffee which it sells through a coordinated dual-channel distribution network consisting of wholesale and direct mail operations. This distribution network is designed to maximize brand recognition and product availability. The Company is one of the leading specialty coffee companies in its established markets.

         The majority of Green Mountain's revenue is derived from over 5,000 wholesale customer accounts located primarily in the northeastern United States. The wholesale operation serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

         The Company is a Delaware holding company formed in July 1993, whose only asset is the stock of Green Mountain Coffee Roasters, Inc. ("Roasters"), a Vermont corporation formed in 1981. As used herein, unless the context otherwise requires, references to "the Company" or "Green Mountain" include the Company, Roasters and Roasters' inactive subsidiary, Green Mountain Coffee Roasters Franchising Corporation, a Delaware corporation formed in 1990.

         The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. As used herein, unless the context otherwise requires, references to "fiscal 1998", "fiscal 1997" or "fiscal 1996" represent the 52-week periods ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively.

         The Company's corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its email address for investor information is investor.services@gmcr.com. The address of the Company's Internet web site is www.GreenMountainCoffee.com.

The Product

         Green Mountain is committed to providing the highest quality arabica coffees available from around the world. To achieve this goal, Green Mountain carefully selects the finest coffees and then "appropriate roasts" the coffees to maximize their taste and flavor differences.

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

         Green Mountain's roasting process is designed to maximize the flavors inherent in the coffee itself, without letting the flavor of roasting overshadow a particular coffee's taste subtleties. The Company believes that its distinctive roasting methods enable it to provide the same coffees at different roasting degrees to maximize their flavors and thereby satisfy varying consumer preferences.

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

         Green Mountain, unlike some of its competitors, also offers flavored coffees. The Company believes that flavoring its coffee during the production process, rather than providing flavor additives after brewing, provides its customers with taste consistency, convenience and economy.

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

         The presence of the Green Mountain Coffee Roasters(R) brand crosses over many different distribution channels and customer categories in its primary geographic market, the northeastern United States, thereby providing widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain's coffee is widely available throughout the day: at home in the morning, in hotels, on airplanes and trains, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, at the movie theatre, and at home again at the end of the day.

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

         The Company also seeks to introduce Green Mountain coffee in selected new markets across the United States and internationally, principally utilizing the Company's wholesale distribution channel. In recent years, Green Mountain has generally entered new territories and begun to develop brand awareness through customers who sell its coffee by the cup.

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

         In the direct mail area, the Company focuses solicitations on catalog customers who buy regularly from the Company, in the corporate gift-giving, bed-and-breakfast and small office market segments, and from members of the Company's "Coffee Club", a continuity program with customized standing orders for automatic re-shipment.

Recent Developments

Customers
     During fiscal 1998, the Company continued to expand the distribution of Green Mountain Coffee among a number of existing and new customers that provided the Company with an increase in sales volume as well as excellent brand exposure. The growth was particularly strong in the convenience store, supermarket, and office coffee distributor categories, as illustrated in the following examples:

         As of December 1998, over 1,100 Mobil Corporation convenience stores were selling cups of Green Mountain Coffee. During the fall of 1998, Mobil introduced Green Mountain's Organic House Blend in a national promotional effort for its Mobil On the Run(TM) convenience stores. This is believed to be the first certified organic coffee marketed and sold by a national convenience store company. In addition, in August 1998, Convenience Store Decisions magazine awarded its "Best Coffee Presentation" concept award to Mobil On the Run convenience stores featuring Green Mountain Coffee.

         During fiscal 1998, the Company substantially strengthened its position as the supermarket specialty coffee leader in the Northeast. In May 1998, Shaw's Supermarkets, Inc. substantially increased the distribution of Green Mountain Coffee, bringing the total to over 100 stores. In December of 1997, Hannaford Brothers Company signed a three-year agreement to continue its distribution of Green Mountain Coffee, placing Green Mountain Coffee in 21 additional stores, and bringing the total distribution of Green Mountain Coffee to approximately 120 Hannaford Food & Drug and Shop`n Save supermarkets.

          In January of 1998, Stop & Shop Supermarkets expanded the serving of cups of Green Mountain Coffee to bakery department customers. The expansion of the in-store coffee beverage program, from 20 supermarkets to approximately 150 by early December 1998, includes a display in each participating Stop & Shop location that features a selection of one-pot, ready-to-brew-at-home packages of Green Mountain Coffee in the same varieties offered by the cup.

         In August of 1998, Green Mountain entered into a five year exclusive agreement with American Skiing Company to provide all nine alpine resorts with Green Mountain Coffee. During the first year, Green Mountain will supply American Skiing Company's six eastern resorts, with distribution to all nine resorts beginning in the second half of fiscal 1999. Resorts include Sugarloaf/USA and Sunday River in Maine; Attitash Bear Peak in New Hampshire; Killington, Mount Snow and Sugarbush in Vermont; Steamboat in Colorado; Heavenly in California/Nevada; and The Canyons in Park City, Utah.

         During fiscal 1998, the Company continued to develop its relationship with Poland Springs Natural Spring Water Company ("Poland Springs"), a subsidiary of The Perrier Group of America. Fiscal 1998 was the first full year of a five year agreement with Poland Springs. This relationship is a significant contributor to Green Mountain's continuing growth in the office coffee service category. At September 26, 1998, Poland Springs was Green Mountain's third largest customer in pounds sold, after Mobil and Hannaford Brothers, respectively. In addition, Poland Springs has become an important marketing partner for Green Mountain. As an example, by the end of December 1998, over 200 Perrier trucks that deliver Poland Springs water and Green Mountain Coffee to offices throughout the Northeast are expected to be carrying full-size Green Mountain Coffee imagery on the back of the truck, further promoting the Green Mountain Coffee brand.

         Although Green Mountain increased its coffee pounds sold in continuing operations by approximately 1.5 million in fiscal 1998 to over 7.7 million pounds, one notable lost customer near the end of fiscal 1998 was The Coffee Station, Inc. which ordered approximately 109,000 pounds of coffee during the 1998 fiscal year.

Products
     In the spring of 1998, Green Mountain expanded its line of certified organic coffees to five coffees. The Company believes that the growing interest in organic food products provides a potentially significant market opportunity for the sale of high quality certified organic coffees. In addition, the production and marketing of these coffees is consistent with the Company's environmental vision.

         In response to growing consumer demand for specialty coffee, Green Mountain has developed a comprehensive in-room coffee service program for the hospitality industry. The program brings added value to hotel guest stays by providing a memorable, high-quality amenity. The program includes Green Mountain's Hospitality Filterpacks, which feature freshly roasted, ready-to-brew Green Mountain Coffee, within a filter. In addition, to enhance the overall coffee experience, specially designed ceramic Hospitality Mugs and Condiment Packs are available, along with an easy-to-use four-cup Hamilton Beach Coffee Brewer.

         During fiscal 1998, Green Mountain began distributing the new single cup Keurig(R) Premium Coffee System to Office Coffee Service and Food Service providers. Green Mountain and Keurig, Inc. are selling the system through select distribution channels. The System features the single cup Keurig brewer and eight varieties of Green Mountain coffee including blends, flavored, decafs, and estate coffees. The coffees have been specially packaged by Green Mountain, in patented Keurig K-Cups(TM) to guarantee that each cup of coffee is as fresh as "the first cup of every pot." Green Mountain holds a minority investment of less than 5% in Keurig, Inc.

World Wide Web
     In November of 1998, Green Mountain introduced a refined web site location (www.GreenMountainCoffee.com) to provide Internet users with secure on-line
ordering     and     up-to-date     information       about     the     Company.
www.GreenMountainCoffee.com incorporates the look of the Company's new packaging, as it provides an inviting site to browse, "Sip and Relax... on Green Mountain Time"(TM). The site features a history of the Company, the Company's current quarterly newsletter Fresh From the Roaster, press releases, financial reports, catalog highlights, employment opportunities, environmental initiatives, and an e-mail link to Green Mountain. In addition, the Company has secure on-line ordering available, enabling customers to conveniently place catalog orders for themselves or as gifts. This Web site has already proven to be an effective channel for the acquisition of new customers to Green Mountain's direct mail operation.

 Discontinued  Operations
     On May 29, 1998, the Company announced that, consistent with its long-term growth strategy, it was planning to sell or close its remaining eleven company-owned retail stores, to focus its resources on developing its rapidly growing specialty wholesale business. In fiscal 1997, the Company was operating twelve company-owned retail stores in Vermont, Connecticut, Illinois, Maine, Massachusetts, New Hampshire and New York, which made up approximately 10% of total revenues. However, for the first twenty-eight weeks ended April 11, 1998, sales had fallen to 6% of total net sales. Reasons for the decrease included the elimination of the Plattsburgh, New York store (for which the lease had expired in the first half of fiscal 1998), the temporary closing of two stores due to relocation, as well as overall flat sales in the other company-owned retail stores. Furthermore, the stores did not generate positive cash flows, nor did they contribute positively to the Company's net income.

         Since 1981, the company-owned stores had been an important part of the Company's strategy of getting consumers to sample Green Mountain Coffee by the cup. However, in fiscal 1998, with over 4,500 wholesale customers serving Green Mountain Coffee by the cup, the strategic value of the company-owned stores was greatly diminished. Green Mountain wholesale customers include restaurants, convenience stores, office coffee distributors, travel industry companies (airlines, trains, hotels), as well as supermarket bakery and/or deli departments, all of which provide Green Mountain Coffee by the cup. This allows consumers an opportunity to develop a taste for the Company's coffee, which subsequently supports the demand for the Company's whole bean coffees in supermarkets, specialty food stores, or through direct mail.

         At December 18, 1998, the Company had sold or closed nine of its retail stores and is planning to close its remaining two stores in the first half of fiscal 1999.

Internal systems and  infrastructure
     In early fiscal 1997, the Company began a complete overhaul of its business information systems with the implementation of an enterprise-system from PeopleSoft, Inc. ("PeopleSoft"). Once completely deployed, this new software is expected to help Green Mountain better serve its customers, and grow more efficiently and effectively. At September 26, 1998, the Company had implemented most of the key software modules: General Ledger, Purchasing, Accounts Payable, Production Management, Bills & Routings, Cost Management, Inventory, Accounts Receivable, Order Management, Billing, and Production Planning, in order of completion. The Human Resources Management, Assets Management, Budgeting and Enterprise Planning modules are all scheduled to be implemented in fiscal 1999. Besides the functionality enhancements that this new system provides, the Peoplesoft enterprise system is also expected to take care of most Year 2000 issues. There can be no assurance, however, that the implementation will be completed on time.

         In the first half of fiscal 1998, the Company completed a 45,000 square foot expansion of its central production and distribution facility in Waterbury, Vermont. This addition, which doubled the space available, is currently used primarily for warehousing and distribution. The Company believes that this expansion was necessary to support its growth rate, and that the current facilities will be adequate through fiscal 1999.

Corporate Philosophy

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

Highest  Quality  Coffee
     Green Mountain buys the highest quality arabica beans available from the world's coffee-producing regions and uses a roasting process that maximizes each coffee's individual taste and aroma. Green Mountain believes that its coffees are among the highest quality coffees sold in the world.

Customer Service
     To ensure a high level of customer contact, the Company has established regional distribution centers to supply coffee to its wholesale customers and from which customer service calls are dispatched. The Company has an on-line inventory system for its central and regional distribution centers which helps to better serve the Company's customers and to improve the Company's direct-store-delivery process and capability. In addition, the Company's wholesale area sales managers are equipped with laptop computers to speed new customer setup, enhance the Company's telemarketing efforts and field communications, and help provide customers with sales history, forecasting and merchandising data.

         Green Mountain views the quality of customer interaction by its employees as a major long-term success factor. Employees throughout Green Mountain are trained and encouraged to exceed customer expectations. The Company also believes that coffee is a convenience purchase and utilizes its multi-channel, multi-category distribution network to make its coffee widely and easily available to consumers for home or away-from-home consumption.

Customer  Coffee  Education
     The Company educates its wholesale customers and employees about the origin and preparation of coffee through a course comprised of a series of on-site training, tours, manuals, and hands-on learning experiences known as "Coffee College." This one to two-day intensive training covers growing and harvesting; coffee tasting and cupping; grinding, filtering, and brewing; roasting and packaging; and preparing coffee beverages. Approximately one thousand employees of Green Mountain's customers attended coffee college in fiscal 1998. In fiscal 1997, Green Mountain Coffee Roasters also began hosting Specialty Coffee Association of America ("SCAA") Espresso Lab training sessions. The Company's direct mail catalog and Web site provides an overview of the differences between the various coffees from around the world, the various degrees of roast, as well as proper grinding and brewing guidelines. The Company believes that educational activities such as these help to create advocates for its coffee and thereby engender a loyal customer base.

Employee Development
     Through a variety of educational workshops, seminars and other programs, the Company provides employees with educational opportunities that enhance their ability to offer Green Mountain customers a level of service and quality that fosters long-term relationships. The Company believes that its dedication to employee training attracts and retains highly qualified and motivated employees.

Community Involvement
     Green Mountain contributes coffee and coffee equipment to support non-profit organizations in local communities. These organizations include the United Way, the Salvation Army, The Hole in the Wall Gang, as well as libraries, religious organizations, schools, counseling centers and soup kitchens in markets where the Company operates. Since 1993, the Company has allowed employees to volunteer on company time for up to 2.5% of their total hours worked at Green Mountain, to encourage and support volunteer work for non-profit and community-based organizations.

         Through its support of Coffee Kids(R), the Company seeks to improve the quality of life of children and families in coffee-growing communities around the world. In January of 1998, the company sponsored a Coffee Kids micro-lending program in Huatusco, Mexico, to encourage the development of small family businesses. By September of 1998, over 270 women in the Huautsco area were participating in the program. In early December, the Company agreed to provide Coffee Kids with additional funds to support a similar project in mountain villages of Oaxaca, Mexico which is the region where the Company's Organic Mexican Select(TM) coffee is grown. In addition, through customer and employee contributions, the Company has funded two Coffee Kids village banks located in Guatemala and Mexico which have made low interest rate loans available for women to start small businesses to broaden their family's sources of income. In the fall of 1997 the Company provided funding to assist 100 small farmers in Indonesia become certified as organic coffee producers. This coffee is marketed as Green Mountain's Organic Sumatran Reserve(TM). In addition, the Company has funded the construction of a coffee processing facility and hydroelectric plant in Villa Rica, Peru, which was proposed and completed by 16 farmers to help process the Company's Organic Peruvian Select(TM) coffee. The Company believes that the support of local and global organizations furthers the causes the Company believes in and generates goodwill.

Environmental  Leadership
     Green Mountain is dedicated to both the preservation of the environment and minimization of its environmental impact, and seeks to achieve these objectives in various ways. The Company encourages sustainability through its Stewardship
(R) Program, through which a portion of its coffee is purchased from farms and cooperatives where herbicide and pesticide use is limited and soil erosion controls are in place. In fiscal 1997, Green Mountain introduced its first organic coffee, a farm-direct coffee from Peru, and the Company's roasting and packaging facility was certified as organic by Quality Assurance International of San Diego, California. Green Mountain introduced four additional certified organic coffees in fiscal 1998. Since 1990, Green Mountain has sold, under the licensed name Earth-Friendly Coffee Filters(TM), a line of dioxin- and chlorine-free paper coffee filters. Further, the Company provides financial support to environmental organizations such as Conservation International ("CI") and the Rainforest Alliance, which work to preserve the world's rain forests. In 1998, the relationship with CI was strengthened. The Company is providing financial support to CI for its efforts in sourcing and endorsing coffees used by the Company that have been grown in an environmentally sound manner.

         Green Mountain also seeks to minimize its environmental impact through responsible operational practices, from purchasing to waste management. Since 1989, the Company has had a volunteer Employee Environmental Committee, which investigates a broad range of issues. In 1994, Green Mountain joined the national BuyRecycled! Alliance, pledging to document and increase its purchases of recycled goods annually. The Company's corporate letterhead consists of 25% post- and 25% pre-consumer recycled content by sheet weight. Green Mountain uses chemical-free cornstarch-based foam peanuts, which decompose in water, to protect products during shipping. It also stores and ships products in either reusable or recyclable totes and containers. The Company makes every attempt to divert its manufacturing waste out of the landfill. For example, the burlap bags which contain green coffee beans are given away after they are emptied, for use in gardens, as animal beds, or for craft supplies. Chaff, a highly compostable coating on the coffee bean which separates during the roasting process, is made available to local farmers and gardeners. The Company also has an active on-site recycling program, established in 1989, which the Company believes has enabled it to reduce its landfill refuse volumes by approximately 38%. In 1997, the Company won a 3M Scotchban(TM) Innovation Award for the development of a biodegradable coffee bag used by wholesale customers who bag Green Mountain Coffee on their premises.

Wholesale Operations

         During fiscal 1998, 1997 and 1996, approximately 94%, 93% and 91%, respectively, of Green Mountain's sales from continuing operations were derived from its wholesale operation which services accounts located primarily in the northeastern United States. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business. Unlike most of its competitors, Green Mountain's wholesale operation services a large variety of establishments. This strategy enables a deeper penetration in a given geographic market, exposing consumers to the brand throughout the day in a variety of contexts. This strategy also has the advantage of limiting the dependency of the Company on a single distribution channel. The distribution of wholesale coffee pounds sold during fiscal 1998 by wholesale customer category was approximately: 28% to supermarkets, 27% to convenience stores, 17% to restaurants, 14% to office coffee service distributors, 11% to other food service establishments such as hotels, universities, and airlines, and 3% to other retail establishments such as specialty food stores.

Notable accounts include:

Supermarkets
-------------------------------
Hannaford Brothers - 120 stores
Shaw's - 100 stores
Stop & Shop - 150 stores (coffee by the cup program)
Roche Brothers - 13 stores

Restaurants
------------------------------
Aureole Restaurant, NYC
The Harvard Club, NYC
New England Culinary Institute
Culinary Institute of America

Other Food Services
-------------------------------
Amtrak - northeast corridor
Delta Express and Delta Shuttle
American Skiing Company
Smuggler's Notch Resort
Stowe Mountain Resort

Office Coffee Services
-------------------------
Perrier's Poland Springs
Vermont Pure Springs
Bunn Coffee Service

Convenience Stores
--------------------------
Mobil convenience stores - over 1,100 stores
Orloski Quik Marts - over 35 stores

Other Retail
------------
L.L. Bean

         By geographic region, the Company's wholesale coffee pound sales in fiscal 1998 were approximately as follows: 38% in northern New England states, 23% in southern New England states, 20% in mid-Atlantic states, 5% in South Atlantic states, 2% in the Midwest, 2% in western states, 1% internationally, and 9% which is sold through customers which sell across one or more regions.

         Through the wholesale operation, Green Mountain has initiated an international sales effort, principally through distributors, initially targeting nations where there exists either a tradition of coffee consumption or a recent trend indicating the appreciation of specialty coffee. In fiscal 1998, approximately 1% of wholesale pounds were sold internationally.

         Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont and, in geographies in which the density of customer accounts so warrants, regional distribution centers in Biddeford, Maine; Latham, New York, a suburb of Albany; Woburn, Massachusetts; and Southington, Connecticut. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The Company uses third party carriers such as Federal Express and the United States Postal Service for shipping to customers not supported by a regional distribution center.

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

         The Company generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are usually installed on the customer's premises by the Company's internal or contracted service personnel. A customer is also assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for supermarket customers, Green Mountain employs a team of stockers who ensure that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales. Most large, consumer goods multinationals who own coffee companies do not provide such on-site specialized sales support to their supermarket customers.

         The wholesale operation has over 30 area sales managers assigned to geographic territories, reporting to a national sales manager. The wholesale area sales territories are concentrated in the northeastern corner of the United States, with an additional presence in Illinois, Florida, Michigan and Arizona. In addition to geographic sales people, the Company has a national supermarket sales manager, a national office coffee service sales manager, a national convenience store sales manager, and an international/food service sales manager, to help provide more focused category management.

         The Company's sales process includes: the use of mapping software to identify desirable customer prospects and potential new expansion territories; tradeshows; outbound telemarketing to target and qualify prospects for the Company's area sales managers; and the use of laptop computers by area sales managers to speed new customer setup, enhance the Company's telemarketing efforts and field communications, and to help provide customers with sales history, forecasting and merchandising data. In addition to the above, the Company actively pursues referrals from existing customers to shorten the sales process in the acquisition of new business. The Company also has an active "VIP" free coffee sampling program targeted to prospects.

Direct Mail Operations

         The Company publishes catalogs that market over 50 coffees, coffee-related equipment and accessories, as well as gift assortments and gourmet food items covering a wide range of price points. Sales from direct mail accounted for approximately 6%, 7% and 9% of total sales from continuing operations in fiscal 1998, 1997, and 1996, respectively. Green Mountain's telemarketing service representatives fulfill the individual coffee needs of direct mail customers by educating and consulting with customers about the various attributes of different coffee varieties. Representatives also suggest custom blends, handle special delivery requests, offer special products in an "upsell" program and contact customers via outbound telephone to offer products and special items targeted to their previous buying patterns.

         In fiscal 1998, approximately 37% of the Company's direct mail revenue was derived from over 4,000 members of its "Coffee Club", a continuity program with customized standing orders for re-shipment. In the same period, catalog sales from non-Coffee Club individual consumers accounted for approximately 42% of direct mail revenue.

         In addition to its direct mail program targeted at the individual consumer, Green Mountain also uses its direct mail channel to cater to small businesses, such as bed and breakfast establishments, small retail stores and offices. These "business to business" sales contributed approximately 19% of total direct mail revenues in fiscal 1998.

         The balance of the direct mail sales in fiscal 1998 were derived from Corporate Gifting and World Wide Web efforts. The Green Mountain Web site
(www.GreenMountainCoffee.com) has been featuring products sold through the direct mail channel since the beginning of fiscal 1998. Starting in November 1998, secure online ordering was made available at this Web address.

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

         Cyclical swings in commodity markets, based upon supply and demand, are not at all uncommon. In 1997, the variations in the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) were particularly large, as it rose from $1.17 in January 1997 to a record high of $3.14 on May 29, 1997. This was caused by a variety of factors including reports of domestic coffee supplies at twenty-year lows, forecasts of smaller crops in Central America and the fear of frost in Brazil.

         Since May 1997, the "C" price has been decreasing overall, and at December 15, 1998 the "C" price was $1.20. It is largely expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. Furthermore, the Company believes that the low coffee price ranges experienced during the early 1990s are not high enough to support proper farming and processing practices, impacting the overall supply of the top grade coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support the world consumption of the top grades of coffees.

         The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain believes that this is the best way to provide its customers with a fair price for its coffee. The Company believes that there is significant risk in fixing prices further in the future, since the true available supply of green coffee from around the world is not readily known. At September 26, 1998, the Company had approximately $5.1 million (for 3.4 million pounds) in fixed-price purchase commitments. These commitments represent approximately 38% of the Company's estimated coffee requirements through September 25, 1999, the end of its 1999 fiscal year.

         In addition, the Company does from time to time purchase coffee futures contracts and coffee options to provide additional protection when it is not able to enter into coffee purchase commitments. The gains from such contracts realized in fiscal 1998 were not material.

         The Company generally tried to pass on coffee price increases and decreases to its customers. Since coffee has come down from its 1997 highs, the Company has decreased prices three times (in the first quarter of fiscal 1998, fourth quarter of 1998 and first quarter of fiscal 1999), the cumulative decrease being on average $0.70 per pound. In general, there can be no assurance that the Company will be successful in passing on green coffee price increases to the customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory and purchase commitments. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

         Green Mountain increased the percentage of the coffee it buys from specifically identified farms in fiscal 1998 to approximately 15%. The Company believes its "farm direct" strategy will result in improved product quality, product differentiation, long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.

Significant Customers

         Hannaford  Brothers  Company,   a  supermarket  chain,   accounted  for
approximately 9.9% of sales from continuing operations in fiscal 1998. In December 1997, the Company renewed its contract with Hannaford for three years.

         The extensive network of Mobil convenience stores, owned by Mobil Corporation or by independent franchisees, accounted for approximately 14.4% of sales from continuing operations in fiscal 1998, and is a key component of the Company's growth strategy as it provides sampling opportunities for a large number of potential new consumers throughout the country. Mobil convenience stores owned and operated by Mobil Corporation, rather than by franchisees, make up less than 10% of the Company's revenues. It is currently not known whether or not the planned acquisition of Mobil Corporation by Exxon Corporation will have an impact on the Mobil coffee program.

         Although the Company believes that it has strong mutually-beneficial business relationships with Hannaford Brothers Company and Mobil Corporation, there can be no assurance that it will continue to have such relationships, and the loss of such accounts would likely have a material adverse effect on the Company's results.

Competition

         The specialty coffee market is highly competitive, and Green Mountain competes against all sellers of specialty coffee. Additionally, the Company also competes with "commercial" coffee roasters, to the extent that it is also trying to "upsell" consumers to the specialty coffee segment. A number of large, consumer goods multinationals have divisions or subsidiaries selling specialty coffees, a significant portion of them having been developed through the acquisition of independent brands. Procter & Gamble and Nestle distribute the premium coffee products Millstone and Sarks, respectively, in many supermarkets nationwide, which may serve as alternatives to Green Mountain's coffee. In the office coffee, convenience store and food service arena, General Foods, Sara Lee and Procter & Gamble are large competitors. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies. Another well-established competitor is Starbucks, a leading independent specialty coffee retailer with a growing wholesale operation. In September 1998, Starbucks signed a distribution agreement with Phillip Morris/ Kraft Foods that will place Starbucks coffee in supermarkets across the United States, along side of Maxwell House coffee. This is Starbucks third attempt at entering the supermarket category.

         The Company expects intense competition, both within its primary geographic territory, the northeast United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

         The Company competes primarily by providing high quality coffee, easy access to its products and superior customer service. The Company believes that its ability to provide a convenient network of outlets from which to purchase coffee is an important factor in its ability to compete. Through its multi-channel, multi-category distribution network of wholesale and direct mail operations and its dual cup/whole bean strategy, the Company believes it differentiates itself from many of its larger competitors, who specialize in only one of the wholesale, retail and direct mail channels of distribution. The Company also believes that one of the distinctive features of its business is that it is one of the few coffee companies that roasts its coffees individually, varying both the degree and timing of the roast to maximize a coffee's particular taste characteristics. Finally, the Company believes that being an independent roaster allows it to be better focused and in tune with its customers' needs than its larger diversified competitors. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.

Seasonality

         Historically, the Company has experienced significant variations in sales from quarter to quarter due to the peak November-December Holiday Season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

Intellectual Property

         The Company holds federal registrations in the United States for the trademarks Green Mountain Coffee(R), Green Mountain Coffee Roasters(R), Green Mountain Filters(R), Stewardship Coffee(R), Stewardship(R), Nantucket Blend(R), Rain Forest Nut(R), Vermont Country Blend(R), Tapestry Blend Dark(R), Autumn Harvest Blend(R), Mocha Almond Chiller(R), and Cafe Vermont (R), and for the service marks Green Mountain Coffee Roasters(R) and Stewardship(R), and related design marks. Federal trademark and service mark registrations must be renewed every 10 years. Some of the Company's registered marks, including Green Mountain Coffee(R) and Green Mountain Coffee Roasters(R), will require renewal in 2001. The Company believes it will obtain renewal of these marks. The Company also has several federal applications pending for registration of additional trademarks and service marks. The Company does not hold any patents.

         The Company has an irrevocable, perpetual, royalty-free license to use the name Earth-Friendly Coffee Filters(TM) in connection with coffee filters. The Company also has a limited license to use the names Kona Mountain Coffee(TM) and Kona Mountain Coffee Company(TM) in connection with coffee worldwide (excluding Hawaii), all subject to the terms of agreements under which licenses are granted.


         The Company believes that these trademarks, service marks and licenses will continue to be important to its success.

Employees

         As of September 26, 1998, the Company had approximately 321 full-time employees and 80 part-time employees. The Company supplements its workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer demand during the peak November-December Holiday Season. The Company believes that it maintains good relations with its employees.

Item 2. Properties

         The  Company  leases  one  principal  manufacturing,   warehousing  and
distribution facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 90,000 square feet of usable space which includes a 30,000 square foot mezzanine area. This space also includes 45,000 square feet that were added in November 1997 for the plant expansion which was completed during the first half of fiscal 1998. The lease on this building expires in 2007. The Company's other facilities, all of which are leased, are as follows:


--------------  ---------------------------------  -------------  --------------
                                                    Approximate     Expiration
     Type                Location                   Square Feet     of Lease
--------------  ---------------------------------  -------------  --------------

Warehouse/      Woburn, MA                            10,580           2001
Distribution/   Southington, CT                       11,200           2001
Service Space   Waterbury, VT                          3,000      month-to-month
                Biddeford, ME                         10,000           2001
                Latham, NY                             7,500           2002

Administrative  Coffee Lane, Waterbury, VT             4,000      month-to-month
Offices         Main Street, Waterbury, VT             8,680           1999
                Pilgrim Park II, Waterbury, VT         3,000      month-to-month
                Pilgrim Park II, Waterbury, VT         8,000           2001

Company-Owned   Latham, NY(1)                          2,300           2007
Retail Stores   Naperville, IL                         2,330           2004
(Discontinued   Portland, ME(2)                        2,300           2002
Operations)     Portsmouth, NH(2)                      2,700           1999
                So. Portland, ME                       1,270           2007
                Waitsfield, VT(2)                      2,360           2000
                Waterbury, VT (Factory Outlet)(1)      1,100      month-to-month
                West Hartford, CT(2)                   1,820           1999
--------------  ---------------------------------  -------------  --------------

(1) As of December 18, 1998, the Waterbury Factory Outlet and the Latham stores were the only two stores in operation.

(2)The Company has this entire space subleased as of December 18, 1998.

         The Company believes that its facilities are generally adequate for its current needs and that suitable additional production and administrative space will be available as needed on favorable terms. As indicated above, all but four of the retail stores have been subleased or the lease has been terminated. The Company is actively pursuing opportunities to sublease or terminate leases on all its company-owned retail stores.

Item 3.   Legal Proceedings

         The Company is not currently party to any material pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fiscal quarter ended September 26, 1998.

Executive Officers of the Registrant

         Certain biographical information regarding each director and executive officer of the Company is set forth below:


                                                                             Executive
        Name             Age                    Position                   Officer Since
---------------------   -----   ----------------------------------------   -------------

Robert P. Stiller        55     Chairman of the Board, President              1993
                                  and Chief Executive Officer

Robert D. Britt          43     Director, Chief Financial Officer,            1993
                                  Vice President Treasurer and Secretary

Stephen J. Sabol         37     Director and Vice President                   1993

Jonathan C. Wettstein    50     Director and Vice President                   1993

Paul Comey               48     Vice President                                1993

Dean E. Haller           46     Vice President                                1997

James K. Prevo           45     Vice President                                1997

William L. Prost         44     Vice President                                1997


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

Paul Comey has served as Vice President of Facilities and Process Engineering of Roasters since June 1993. From March 1986 to May 1993, Mr. Comey was the owner and principal consultant of Baseline Solutions, a company engaged in providing consulting services to the coffee industry, including the Company.

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

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

         (a)   Price Range of Securities
         The Company's common stock has been trading on the NASDAQ National Market under the symbol GMCR since March 19, 1997. Before that, the Company's Common stock was traded on the Nasdaq SmallCap Market and on the Boston Stock Exchange. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.


                                                                High        Low
                                                             ---------    --------
Fiscal 1997    16 weeks ended January 21, 1997............   $    7.25    $  5.875
               12 weeks ended April 12, 1997..............   $    9.00    $   6.00
               12 weeks ended July 5, 1997................   $    8.75    $   5.50
               12 weeks ended September 27, 1997..........   $   12.25    $  7.625

Fiscal 1998    16 weeks ended January 17, 1998............   $  10.375    $  6.625
               12 weeks ended April 11, 1998..............   $    8.25    $   7.00
               12 weeks ended July 4, 1998................   $    7.50    $   5.75
               12 weeks ended September 26, 1998..........   $   6.875    $   4.25

Fiscal 1999    September 27, 1998 to December 10, 1998....   $   6.375    $   3.875



          (b) Number of Equity Security Holders
         The Company believes that the number of record holders of common stock as of December 10, 1998 was 663.

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

Item 6.   Selected Financial Data


                                                                                     Fiscal Years Ended
                                                                 ---------------------------------------------------------
                                                                 Sept. 26,    Sept. 27,   Sept. 28,   Sept.30,   Sept. 24,
                                                                    1998         1997        1996      1995(1)      1994
                                                                 ---------    ---------   ---------   --------   ---------
                                                                           (In thousands, except per share data)
Coffee pounds sold(2).........................................        7,739       6,239       5,108      4,229       3,353
Net sales from continuing operations..........................   $   55,825   $  42,908   $  33,377   $ 28,918   $  18,060
Income (loss) from continuing operations......................   $      340   $   1,539   $   1,429   $     30   $  (1,883)
Income (loss) per share from continuing operations- diluted...   $     0.10   $    0.44   $    0.42   $   0.01   $   (0.56)
Total assets..................................................   $   24,563   $  23,544   $  17,243   $ 15,565   $  13,918
Long-term obligations.........................................   $   10,191   $   5,965   $   3,563   $  4,280   $   3,022

(1) The fiscal year ended September 30, 1995 is a 53-week year. All other fiscal years represented are 52-week years.
(2) Excludes pounds sold through the Company's discontinued company-owned retail stores.


There were no cash dividends paid during the past five fiscal years.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, the impact of the loss of a major customer, economic conditions, prevailing interest rates, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, Year 2000 issues, weather and special or unusual events, as well as other risk factors described in Item 1 of this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Overview
--------

         Green Mountain Coffee, Inc., a leader in the specialty coffee industry, roasts over 25 high quality arabica coffees to produce over 60 varieties of coffee that it sells under the Green Mountain Coffee Roasters(R) and Green Mountain Coffee(R) brands. For the year ended September 26, 1998, Green Mountain's wholesale operation contributed approximately 94.4% of its net sales from continuing operations. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, office coffee distributors, and other food service providers such as hotels, universities and airlines. The Company also operates a direct mail operation serving customers nationwide from its Waterbury, Vermont headquarters, which accounted for approximately 5.6% of net sales from continuing operations in fiscal 1998.

         On May 29, 1998, Green Mountain announced that it had adopted a plan to discontinue its company-owned retail stores operations. As of December 18, 1998, the Company had sold or closed nine of its retail stores and is planning to close its remaining two stores prior to the end of the Company's second fiscal quarter of 1999.

         Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of the Company's rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment, freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales of the Company's wholesale and direct mail channels, including media and advertising expenses, a portion of the Company's rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the Company's rental expense and the salaries and related expenses of personnel not elsewhere categorized.

         The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 1998, fiscal 1997 and fiscal 1996 represent the 52 week-periods ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively.

Coffee Prices, Availability and General Risk Factors
----------------------------------------------------

         Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. During fiscal 1997, worldwide green coffee commodity prices increased significantly and remained high relative to historical levels through the second fiscal quarter of 1998. In response to these fluctuations, the Company increased coffee sales prices several times during 1997, and then decreased prices in the first fiscal quarter of fiscal 1998, in the fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999. The Company believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials are also subject to significant variations. There can be no assurance that the Company will be successful in passing these fluctuations on to the customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

         The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts and buys options to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these activities are described below in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

         The Company expects to face increasing competition in all its markets, as competitors improve the quality of their coffees to make them more comparable to Green Mountain's. In addition, specialty coffee is now more widely available and a number of competitors benefit from substantially larger promotional budgets following, among other factors, the acquisition of specialty coffee companies by large, consumer goods multinationals. The Company expects that the continued high quality and wide availability of its coffee across a large array of distribution channels and the added-value of its customer service processes will enable Green Mountain to successfully compete in this environment, although there can be no assurance that it will be able to do so.

Results from Operations
-----------------------

         The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:


                                                                 Fiscal years ended
                                                    ---------------------------------------------
                                                    September 26,   September 27,   September 28,
                                                         1998            1997            1996
                                                    -------------   -------------   -------------

Net Sales:
     Wholesale...................................          94.4 %          93.3 %          90.9 %
     Direct mail.................................           5.6 %           6.7 %           9.1 %
                                                    -------------   -------------   -------------
Net sales........................................         100.0 %         100.0 %         100.0 %
Cost of sales....................................          65.5 %          63.3 %          61.8 %
                                                    -------------   -------------   -------------

     Gross profit................................          34.5 %          36.7 %          38.2 %

Selling and operating expenses...................          24.7 %          24.1 %          22.2 %
General and administrative expenses..............           7.5 %           7.9 %           9.4 %
Loss on abandonment of equipment ................            -  %           0.5 %            -  %
                                                    -------------   -------------   -------------

     Operating income............................           2.3 %           4.2 %           6.6 %

Other income (expense)...........................           0.1 %           0.0 %          (0.1)%
Interest expense.................................          (1.4)%          (1.2)%          (1.3)%
                                                    -------------   -------------   -------------
     Income from continuing operations
     before income taxes.........................           1.0 %           3.0 %           5.2 %

Income tax benefit (expense).....................          (0.4)%           0.6 %          (0.9)%
                                                    -------------   -------------   -------------

     Income from continuing operations ..........           0.6 %           3.6 %           4.3 %
                                                    -------------    ------------   -------------
Discontinued operations:
Loss from discontinued operations, net of tax
benefits.........................................          (0.5)%          (0.5)%          (0.5)%
Loss on disposal, net of tax benefits............          (2.3)%            -  %            -  %
                                                    -------------   -------------   -------------

     Net income (loss)...........................          (2.2)%           3.1 %           3.8 %
                                                    =============   =============   =============


Fiscal 1998 versus Fiscal 1997
------------------------------

         Net sales from continuing operations increased by $12,917,000 or 30.1% from $42,908,000 in fiscal 1997 to $55,825,000 in fiscal 1998. Coffee pounds sold increased by approximately 1,500,000 pounds or 24.0% from 6,239,000 pounds in fiscal 1997 to 7,739,000 pounds in fiscal 1998. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold primarily relates to higher average selling prices of Green Mountain's coffee during fiscal 1998, following the increases in the "C" price of coffee in fiscal 1997.

         The year-to-year increase in net sales from continuing operations occurred primarily in the wholesale area in which net sales increased by $12,673,000 or 31.7% from $40,037,000 in fiscal 1997 to $52,710,000 in fiscal
1998. The wholesale net sales increase resulted primarily from the growth of certain large accounts in the office coffee service, convenience store and supermarket categories. Direct mail sales increased $244,000 or 8.5% from $2,871,000 in fiscal 1997 to $3,115,000 in fiscal 1998.

         Green Mountain's gross profit from continuing operations increased by $3,540,000 or 22.5% from $15,727,000 in fiscal 1997 to $19,267,000 in fiscal
1998. Gross profit as a percentage of net sales decreased 2.2 percentage points from 36.7% in fiscal 1997 to 34.5% in fiscal 1998. The decrease of gross profit as a percentage of sales was primarily attributable to the mathematical impact of higher green coffee costs and higher sales prices. Expressed in dollars per coffee pound sold, gross profit remained relatively stable, at $2.50 in fiscal 1998 versus $2.52 in fiscal 1997. Green coffee prices have generally declined over the course of fiscal 1998. Consequently, the Company decreased its selling prices in the first quarter of fiscal 1998, in the fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999. Although the last two cuts will impact gross profit in the first fiscal quarter of 1999, gross profit in fiscal 1999 overall, expressed as a percentage of sales, is not expected to drop below fiscal 1998 levels.

         Selling and operating expenses from continuing operations increased by $3,477,000 or 33.7% from $10,328,000 in fiscal 1997 to $13,805,000 in fiscal
1998, and increased 0.6 percentage points as a percentage of net sales from 24.1% in fiscal 1997 to 24.7% in fiscal 1998. This was primarily caused by increased sales and sales support personnel expenditures ($1,600,000), promotional expenses ($900,000) and a $406,000 year-over-year increase in the Company's bad debt expense related to the Company's recent systems conversion. At September 26, 1998, the majority of the process problems that caused the increased write-offs had been resolved. The Company currently intends to continue ramping up sales support and marketing efforts in fiscal 1999, although, as a percentage of sales, selling and operating expenses are not expected to increase.

         General and administrative expenses from continuing operations increased by $778,000 or 22.9% from $3,391,000 in fiscal 1997 to $4,169,000 in fiscal 1998. As a percentage of net sales, this change represents a 0.4 percentage point decrease from 7.9% in fiscal 1997 to 7.5% in fiscal 1998. The dollar increase is primarily due to increased systems depreciation, software maintenance and personnel expenses related to the implementation of the Company's new enterprise information system.

         The total expenses related to the new enterprise information system, which impact selling and operating expenses, general and administrative expenses, and to a lesser extent, cost of goods sold, amounted to approximately $900,000 in fiscal 1998.

         During the second quarter of fiscal 1997, Green Mountain commenced the expansion of its central production and distribution facility located in Waterbury. The Company recorded a loss on abandonment of equipment of $218,000 during fiscal 1997 due to the demolition of an old, adjacent office building and the redesign of the production flow to be used in the expanded facility. The
45,000 square foot expansion, which was completed in the first half of fiscal 1998, carries additional occupancy costs of approximately $400,000 annually.

         For the reasons outlined above, operating income decreased by $497,000 or 27.8% from $1,790,000 in fiscal 1997 to $1,293,000 in fiscal 1998. As a percentage of sales, operating income declined 1.9 percentage points from 4.2% in fiscal 1997 to 2.3% in fiscal 1998.

         Interest expense from continuing operations increased $300,000 or 57.6% from $521,000 in fiscal 1997 to $821,000 in fiscal 1998 due to the increase in the Company's long-term debt.

         Income tax expense from continuing operations increased $451,000 from a tax benefit of $253,000 in fiscal 1997 to a tax expense of $198,000 in fiscal 1998. During fiscal 1997, based primarily upon estimates of future taxable income, the deferred tax asset valuation allowance was reduced by $1,112,000, resulting in a substantial tax benefit. Although realization is not assured, management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence as prescribed by SFAS 109, of the amount which is more likely than not to be realized. It is expected that the Company's effective tax rate in future periods will approximate 38% to 40%.

         For the reasons outlined above, income from continuing operations decreased $1,199,000 or 77.9% from $1,539,000 in fiscal 1997 to $340,000 in fiscal 1998.

         During the third quarter of fiscal 1998, the Company recorded a loss of $1,259,000 (net of a tax benefit of $834,000) on disposal of its retail stores. This loss includes provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits, as well as a pre-tax provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) through disposal date. As of December 18, 1998, the Company had sold or closed nine of its retail stores and is planning to close the remaining two prior to the end of the Company's second fiscal quarter.

         Net income decreased $2,541,000 from a net income of $1,325,000 in fiscal 1997 to a net loss of $1,216,000 in fiscal 1998.

Fiscal 1997 versus Fiscal 1996
------------------------------

         Net sales from continuing operations increased by $9,531,000 or 28.6% from $33,377,000 in fiscal 1996 to $42,908,000 in fiscal 1997. Coffee pounds sold increased by approximately 1,131,000 pounds or 22.1% from 5,108,000 pounds in fiscal 1996 to 6,239,000 pounds in fiscal 1997. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold primarily relates to increases in Green Mountain's selling prices for coffee during fiscal 1997 as a result of higher green coffee costs.

         The year-to-year increase in net sales from continuing operations occurred primarily in the wholesale area in which net sales increased by $9,697,000 or 32.0% from $30,340,000 in fiscal 1996 to $40,037,000 in fiscal
1997. This increase resulted primarily from the year-over-year growth in the number of wholesale accounts. Direct mail sales declined $166,000 or 5.5% from $3,037,000 in fiscal 1996 to $2,871,000 in fiscal 1997.

         Green Mountain's gross profit from continuing operations increased by $2,987,000 or 23.4% from $12,740,000 in fiscal 1996 to $15,727,000 in fiscal
1997. As a percentage of net sales, this represents a decline of 1.5 percentage points from 38.2% in fiscal 1996 to 36.7% in fiscal 1997. The decrease of gross profit as a percentage of sales was primarily attributable to the mathematical impact of higher green coffee costs and higher sales prices. Total gross profit per pound sold increased by $0.03 per pound, from $2.49 in fiscal 1996 to $2.52 in fiscal 1997.

         Selling and operating expenses from continuing operations increased by $2,905,000 or 39.1% from $7,423,000 in fiscal 1996 to $10,328,000 in fiscal
1997, and increased 1.9 percentage points as a percentage of net sales from 22.2% in fiscal 1996 to 24.1% in fiscal 1997. Approximately $1,200,000 of the increase is related to the addition of a national supermarket sales manager, a national office coffee service and food service sales manager, and 16 people to the Company's direct sales force in the Greater Boston, Rhode Island, Connecticut, New York, Michigan, Florida, Arizona and the Greater Philadelphia markets. In addition to this direct sales force increase, the Company also increased sales support and marketing expenditures by a similar amount during fiscal 1997.

         General and administrative expenses from continuing operations increased by $259,000 or 8.3% from $3,132,000 in fiscal 1996 to $3,391,000 in fiscal 1997. As a percentage of net sales, this change represents a 1.5 percentage point decrease from 9.4% in fiscal 1996 to 7.9% in fiscal 1997.

         Operating income decreased by $395,000 or 18.1% from $2,185,000 in fiscal 1998 to $1,790,000 in fiscal 1997. As a percentage of sales, operating income declined 2.4 percentage points from 6.6% in fiscal 1996 to 4.2% in fiscal 1997.

         Interest expense from continuing operations increased $99,000 or 23.5%, from $422,000 in fiscal 1996 to $521,000 in fiscal 1997, as the Company financed its growth through additional borrowings.

         The income tax expense from continuing operations recognized under SFAS 109 was $313,000 in fiscal 1996 compared to an income tax benefit of $253,000 in fiscal 1997. Based on recent profitability and estimates of future taxable income, the deferred tax asset valuation allowance was reduced by $1,112,000, resulting in a substantial tax benefit in fiscal 1997.

         Income from continuing operations increased $110,000 or 7.7% from $1,429,000 in fiscal 1996 to $1,539,000 in fiscal 1997. Net income increased $63,000 or 5.0% from $1,262,000 in fiscal 1996 to $1,325,000 in fiscal 1997.

Liquidity and Capital Resources
-------------------------------

         Net working capital amounted to $7,852,000 at September 26, 1998 and $4,491,000 at September 27, 1997. The increase is primarily the result of lower current debt due to the Company's refinancing of its debt with Fleet Bank- NH ("Fleet") in fiscal 1998 and lower accounts payable. Accounts payable were high at September 27, 1997 due to high green coffee payables (both in terms of pounds and cost per pound) and payables related to the expansion of the distribution and production facility. Under the revised Fleet facility, the Company increased the limit of the revolving line of credit from $6,000,000 to $9,000,000 (subject to a borrowing base formula) and extended its term to March 31, 2001. Under the amended facility, the Company was also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003. Borrowings under the term debt do not require principal repayments until October 31, 1999, at which time monthly principal payments of $75,000 will commence. At September 26, 1998, the amount available under the line of credit was $1,309,000 and the amount outstanding on the term debt was $4,500,000. The new credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at September 26, 1998.

         In fiscal 1998, Green Mountain Coffee made capital expenditures related to continuing operations of $3,375,000, which primarily included $1,458,000 for equipment on loan to customers; $1,366,000 for leasehold improvements, production equipment and fixtures; and $485,000 for computer hardware and software.

         During fiscal 1997, Green Mountain Coffee made capital expenditures of $5,277,000 related to continuing operations, which included $760,000 for equipment on loan to wholesale customers, $1,341,000 for production equipment, and $2,607,000 for computer hardware and software.

         Green Mountain is presently implementing an enterprise information system which it expects to use to facilitate growth and improve operations and customer service. At September 26, 1998, the Company had implemented eleven software modules and is currently planning to implement another six modules in fiscal 1999. Management believes that the substantial investment in computer hardware and software in fiscal 1997 and the expansion of its central production and distribution center during fiscal years 1997 and 1998 was necessary for the Company to efficiently and effectively grow.

         Cash used to fund capital expenditures in fiscal 1998 was obtained from the amended Fleet credit facility. Net cash provided by operating activities reflects a $2,893,000 decrease as compared to fiscal 1997, which resulted primarily from the Company's lower net income and lower accounts payable.

         The Company currently plans to make capital expenditures in fiscal 1999 of approximately $2,500,000. However, management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         Management believes that cash flow from operations, existing cash, and available borrowings under its credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the next twelve months.

Year 2000
---------

         The Year 2000 problem concerns the inability of information systems and systems with embedded chip technology to properly recognize and process date-sensitive information beyond December 31, 1999. The Company is in the continuing process of assessing its Year 2000 readiness and has identified its Year 2000 risk in three broad categories: internal business software; manufacturing, facilities and embedded chip technology; and external noncompliance by customers and suppliers.

Company state of readiness

         Internal business software
         In early fiscal 1997, the Company began a Company-wide business systems replacement project with an enterprise-system from PeopleSoft, Inc. ("PeopleSoft"). The new system, which is expected to make approximately 90% of the Company's business computer systems Year 2000 compliant, is approximately 75% complete and on schedule. Implementation is scheduled to be completed by the end of June 1999. The primary motivation to implement PeopleSoft was to reap the benefits of its enhanced functionality and features to improve operations and customer service as the Company grows. Besides the implementation of Peoplesoft, there were no other significant information technology projects (IT) planned. Therefore, the Year 2000 project has not caused delays in other IT projects.

         Besides the enterprise-wide information system, software upgrades which take place in the normal course of business are expected to tend to the majority of the Year 2000 problems related to internal business software. The Company plans to either upgrade the business software used by its direct mail channel or migrate it to the PeopleSoft system by the end of June 1999.

         Manufacturing, facilities and embedded chip technology
         The Company has completed the inventory of its computer hardware, manufacturing, security and communication systems which are vital to its daily operations and could present a Year 2000 risk. All PC hardware susceptible to fail after the Year 2000 was replaced in the normal course of business over the past three years. Major vendors of manufacturing equipment, security equipment, and communication systems have been contacted and the Company is presently compiling information on replacement costs of non-compliant equipment. This information gathering phase is expected to be completed by the end of March 1999.

         External  noncompliance  by customers and suppliers
         The Company is in the process of identifying and contacting its critical suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that all major suppliers will have been contacted by the end of April 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such compliant suppliers and service providers. The Company does not currently have any formal information concerning the Year 2000 status of its major customers, although it has received indications that major customers are working on Year 2000 compliance. The Company will contact and attempt to assess the Year 2000 readiness of its customers by the end of April 1999.

Actual and anticipated costs

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $125,000, excluding internal costs consisting primarily of payroll and benefits of employees working on Year 2000 issues. This estimate does not include the conversion to PeopleSoft, since those replacement costs were not due to, or accelerated by, the Year 2000 Project. Through September 26, 1998, the Company has not incurred expenses directly related to the Year 2000 Project. The estimated future costs of the Year 2000 Project is $125,000, of which approximately (1) $100,000 relates to the replacement costs of manufacturing, security and communication equipment and (2) $25,000 relates to replacement costs of non-compliant software.

Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the completion of the implementation of PeopleSoft and the completion of the plan identified above, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in this Year 2000 update should be read in conjunction with the Company's disclosures under the heading:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20.

Contingency plans

         As of December 10, 1998, the Company has not developed a contingency plan related to Year 2000. The Company is planning on developing a contingency plan by the end of June 1999.


Factors Affecting Quarterly Performance
---------------------------------------

         Historically, the Company has experienced significant variations in sales from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Year over year quarterly earnings comparisons will also show significant variations due to the release in the second quarter of fiscal 1997 of a large portion of the Company's deferred tax asset valuation allowance and the discontinuation of the company-owned retail stores in fiscal 1998.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

         Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices (the "C" price of coffee). To address these risks, the Company enters into hedging transactions as described below. The Company does not use financial instruments for trading purposes.

         For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the Company's financial position or earnings.

Interest rate risks.

         At September 26, 1998, the Company had $9,845,000 of long-term debt subject to variable interest rates (the lower of Fleet Bank's prime rate and LIBOR rates for maturities up to one year). On May 29, 1998, the Company entered into a standard International Swap Dealers Association Inc. interest rate swap agreement with Fleet National Bank in order to limit the effect of increases in the interest rates on $6 million of its floating debt. The effect of this agreement, which expires in May 2001, is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 5.84% plus a margin based on a performance price structure (between 250 and 275 basis points at September 26, 1998). At September 26, 1998, this leaves the Company with $3,845,000 of variable-rate debt, of which $650,000 varied with the prime rate and the remainder with LIBOR. A hypothetical 100 basis points increase in the LIBOR rate and prime rate would result in additional interest expense of $38,000 on an annualized basis.

         The fair value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 26, 1998, the Company estimates it would have paid $68,000 to terminate the agreement. A 10% decrease in interest rates would decrease the fair value of the interest rate swap by approximately $82,000.

Commodity price risks.

         Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company's gross profits are significantly impacted by changes in the price of green coffee. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. At September 26, 1998, the Company had approximately $5.1 million (for 3.4 million pounds) in fixed-price purchase commitments. These commitments represent approximately 38% of the Company's estimated coffee requirements through September 25, 1999, the end of its 1999 fiscal year.

         In addition, from time to time, the Company uses commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. Gains and losses relating to qualifying hedges of anticipated inventory transactions or firm commitments are deferred in current assets and are included in the basis of the underlying transactions. At September 26, 1998, the Company held both options and futures contracts, with maturity dates between December 1998 and September 1999. The options held at September 26, 1998 covered 1,312,500 pounds of green coffee and had exercise prices from $1.75 to $2.00 per pound. At September 26, 1998, the "C" price of coffee was $1.05. If the price of coffee remains under $1.75 when these options come to term, the loss incurred will be approximately $74,000. In addition, at September 26, 1998, the Company had futures contracts outstanding of approximately $714,000 covering 637,500 pounds. A hypothetical decrease of ten cents per pound in the price of green coffee would result in additional cost of goods sold expense of approximately $64,000. However, such losses in the fair value of these financial instruments, if realized, would be offset by lower costs of coffee purchased during 1999.

Item 8.   Financial Statements and Supplementary Data

         See Index to Consolidated Financial Statements on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 26, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 26, 1998 (the "Definitive Proxy Statement").

         For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.


Item 11.  Executive Compensation

         The information required by this item will be incorporated herein by reference to the information contained in the Definitive Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item will be incorporated herein by reference to the information contained in the Definitive Proxy Statement.


Item 13. Certain Relationships and Related Transactions

         The information required by this item will be incorporated herein by reference to the information contained in the Definitive Proxy Statement.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.  Financial Statements

     The following consolidated financial statements are filed as part of this report:

                                                                                               Page
                                                                                               ----
     Index to Consolidated Financial Statements............................................     F-1

     Report of Independent Accountants.....................................................     F-2

     Consolidated Financial Statements:

     Consolidated Balance Sheet at September 26, 1998 and September 27, 1997...............     F-3

     Consolidated Statement of Operations for the three years ended September 26, 1998.....     F-4

     Consolidated  Statement of Changes in Stockholders' Equity for the three years
        ended September 26,  1998..........................................................     F-5

     Consolidated Statement of Cash Flows for the three years ended September 26, 1998.....     F-6

     Notes to Consolidated Financial Statements............................................     F-7


(a)   2. Financial Statement Schedules

      The following financial statement schedule is filed as part of this report:

      Schedule II:  Valuation and Qualifying Accounts......................................    F-22


All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


(a)   3.  Exhibits

      The exhibits listed below are filed as part of, or incorporated by reference into, this report. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request in writing to: Green Mountain Coffee Inc., Investor Services, 33 Coffee Lane, Waterbury, VT 05676.

Exhibit No.    Exhibit Title
-----------    --------------------------------------------------------------
3.1            Certificate of Incorporation of the Company(1)

3.2            Bylaws of the Company(1)

10.1 Form of Underwriter's Warrant Agreement between Green Mountain Coffee, Inc. and Gilford Securities Incorporated (with form of warrant attached)(1)

10.2           (b)    Term  Loan  Promissory  Note, dated  August 11, 1993, from
                      Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH(1)

               (f) Collateral Assignment of Leasehold Interest, dated August 11, 1993, between Green Mountain Coffee Roasters, Inc. and Fleet Bank - NH(1)

               (h) Landlord's Consent and Waiver, dated August 4, 1993, executed by Pilgrim Partnership(1)

               (i) Consent of Lessor executed by Pilgrim Partnership and Fleet Bank - NH(1)

               (y) Seventh Amendment and First Restatement of Commercial Loan Loan Agreement, dated April 12, 1996, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH as lender(10)

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

               (ee) Ninth Amendment to Commercial Loan Agreement, Fleet Bank, dated June 9, 1997 among Green Mountain Coffee Roasters, Inc. as borrower, and Fleet Bank - NH, as lender(15)

               (gg) Eleventh Amendment to Commercial Loan Agreement, dated February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(17)

               (hh) Replacement Revolving Line of Credit Promissory Note, dated February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(17)

               (ii) Revolving Line of Credit/Term Promissory Note, dated February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(17)

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

10.21          Resolution   adopted  by  The  Vermont  Economic   Development
               Authority ("VEDA") on June 25, 1993 with respect to proposed $300,000 loan to Green Mountain Coffee, Inc. together with Letter dated 6/29/93 from VEDA to Green Mountain Coffee, Inc. and Letter dated 7/2/93 from Green Mountain Coffee, Inc. to VEDA relating thereto(1)
               (a) Loan Agreement, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.(1)
               (b) Note, dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to VEDA1
               (c) Security Agreement, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.(1)
               (d) Guaranty Agreements, dated August 11, 1993, between VEDA and (i) Robert Stiller and Christine Stiller, (ii) Green Mountain Coffee of Maine, Inc., (iii) Green Mountain of Champlain, Inc., (iv) Green Mountain Coffee Roasters Franchising Corporation, Inc., (v) Green Mountain Filters, Inc. and (vi) Green Mountain Coffee Roasters of Connecticut, Inc.(1)
               (e) Subordination Agreement, dated August 11, 1993, between VEDA and Robert Stiller(1)
               (f) Form of Escrow Agreement among VEDA, Fleet Bank - NH and Green Mountain Coffee Roasters, Inc.(1)
               (g) Collateral Assignment of Lease, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.(1)
               (h)    Agreement to Assignment,  Consent  and  Disclaimer,  dated
                      August 4, 1993, executed by Pilgrim Partnership(1)
               (i)    Mortgage  Deed,  dated August 11, 1993,  executed by Green
                      Mountain Coffee Roasters, Inc.(1)
               (j) Mortgagee's Consent, Non-Disturbance and Waiver, dated August 11, 1993, between Howard Bank, N.A. and VEDA(1)
               (k) Form of Intercreditor Agreement between VEDA and Fleet Bank - NH(1)
               (i) Amendment to Loan Agreement, dated August 25, 1998, among VEDA, as lender, and Green Mountain Coffee Roasters, as borrower

10.22 U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to proposed $766,000 loan to Green Mountain Coffee, Inc. together with Letters dated 7/14/93 and 7/19/93 from SBA to Central Vermont Economic Development Corporation relating thereto(1)
               (a) Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation(4)
               (b) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation(4)
               (c) Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation(4)
               (d) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation(4)
               (e) "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation, as amended, including Servicing Agent Agreement among Green Mountain Coffee Roasters, Inc. and Colson Services Corp.(5)
               (f) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)
               (g) Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)
               (h) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)
               (i) Letter Agreement, dated October 1, 1993, among Central Vermont Economic Development Corporation, Green Mountain Coffee Roasters, Inc. and Small Business Administration, amending the Authorization and Debenture Guaranty among Small Business Administration, Central Vermont Economic Development Corporation, and Green Mountain Coffee Roasters, Inc.(4)
               (j) Development Company 504 Debenture, issued October 14, 1993, for principal amount of as Trustee(4)

10.33 Lease Agreement, dated 4/28/93, between Pilgrim Partnership and Green Mountain Coffee, Inc.(1)
               (a)    Addendum to Lease Agreement, dated April 28, 1993(1)
               (b)    Lease Amendment dated August 16, 1993(4)
               (c)    Letter Agreement dated July 30, 1997(16)

10.36          1993 Stock Option Plan of the Company, as revised(13)

10.37          1998 Employee  Stock  Purchase  Plan with  Form of  Participation
               Agreement

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

10.66 Stock Option Agreement, dated November 27, 1995, between the Company and David E. Moran(11)*

10.68 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Robert D. Britt(11)*

10.69 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Paul Comey(11)*

10.70 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Jonathan C. Wettstein(11)*

10.71 Employment Agreement, as of November 19, 1996, between the Company and Dean E. Haller(14)*

10.72 Employment Agreement, as of January 1, 1997, between the Company and William L. Prost(14)*

10.73 Stock Option Agreement, dated November 19, 1996, between the Company and Dean E. Haller(14)*

10.74 Stock Option Agreement, dated May 19, 1997 between the Company and William L. Prost(14)*

10.75 Stock Option Agreement, dated July 31, 1997 between the Company and James K. Prevo(16)*

10.76 Stock Option Agreement, dated October 21, 1997 between the Company and Robert D. Britt(17)*

10.77 Stock Option Agreement, dated October 21, 1997 between the Company and Paul Comey(17)*

10.78 Stock Option Agreement, dated October 21, 1997 between the Company and Jonathan C. Wettstein(17)*

10.79 Stock Option Agreement, dated October 21, 1997 between the Company and William L. Prost(17)*

10.80 Stock Option Agreement, dated October 21, 1997 between the Company and Stephen J. Sabol(17)*

21             List of Subsidiaries of the Company

23             Consent of PricewaterhouseCoopers LLP

24             Powers of Attorney

27             Financial Data Schedule


(b)   Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 26, 1998.

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

13. Incorporated by reference to the exhibit to schedule 14A filed on February 28, 1997

14. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended April 12, 1997

15. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended July 5, 1997

16. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-K for the fiscal year ended September 27, 1997

17. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 16 weeks ended January 17, 1998

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                 Title                            Date
---------------------     -------------------------------------     -----------------

/s/ Robert P. Stiller     Chairman of the Board of Directors,
---------------------     President and Chief Executive Officer
ROBERT P. STILLER         (Principal Executive Officer)             December 18, 1998

/s/ Robert D. Britt       Chief Financial Officer, Treasurer,
-------------------       Secretary and Director (Principal
ROBERT D. BRITT           Financial and Accounting Officer)         December 18, 1998

STEPHEN J. SABOL*         Director                                  December 18, 1998

JONATHAN C. WETTSTEIN*    Director                                  December 18, 1998

WILLIAM D. DAVIS*         Director                                  December 18, 1998

JULES A. DEL VECCHIO*     Director                                  December 18, 1998

DAVID E. MORAN*           Director                                  December 18, 1998


*By:   /s/ Robert P. Stiller
       -----------------------------------
       Robert P. Stiller, Attorney-in-fact

                           GREEN MOUNTAIN COFFEE, INC.
                   Index to Consolidated Financial Statements


                                                                                            Page
                                                                                            ----

Report of Independent Accountants .......................................................    F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet at September 26, 1998 and September 27, 1997..............    F-3

    Consolidated Statement of Operations for the three years ended September 26, 1998....    F-4

    Consolidated Statement of Changes in Stockholders' Equity for the three years ended
        September 26, 1998...............................................................    F-5

    Consolidated Statement of Cash Flows for the three years ended September 26, 1998....    F-6

    Notes to Consolidated Financial Statements...........................................    F-7

                        Report of Independent Accountants

November 18, 1998

To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee, Inc. and its subsidiary at September 26, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
     Boston, Massachusetts

                           Green Mountain Coffee, Inc.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                          September 26,             September 27,
                                                                               1998                     1997
                                                                         -----------------        ------------------
         Assets
Current assets:
   Cash and cash equivalents.........................................    $      777               $       831
   Receivables, less allowances of $378 at September 26, 1998
   and $116 at September 27, 1997....................................         4,789                     4,119
   Inventories.......................................................         5,636                     5,224
   Other current assets..............................................           489                       319
   Loans to officers.................................................           185                        57
   Deferred income taxes, net........................................           880                       865
                                                                        -----------               -----------

       Total current assets..........................................        12,756                    11,415

Fixed assets, net....................................................        10,800                    11,258
Other long-term assets...............................................           270                       385
Deferred income taxes, net...........................................           737                       486
                                                                        -----------               -----------

                                                                        $    24,563               $    23,544
                                                                        ===========               ===========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt.................................   $       249               $       943
   Current portion of obligation under capital lease.................            12                       132
   Accounts payable..................................................         3,131                     4,954
   Accrued payroll...................................................           827                       616
   Accrued expenses..................................................           507                       279
   Accrued losses and other costs of discontinued operations, net....           178                         -
                                                                        -----------               -----------

         Total current liabilities...................................         4,904                     6,924
                                                                        -----------               -----------

Long-term debt.......................................................         5,041                     1,968
                                                                        -----------               -----------

Obligation under capital lease.......................................             -                        12
                                                                        -----------               -----------

Long-term line of credit.............................................         5,150                     3,985
                                                                        -----------               -----------

Commitments and contingencies (Note 13)

Stockholders' equity:
   Common stock, $0.10 par value:
   Authorized - 10,000,000 shares; Issued - 3,545,841 shares and
   3,530,818 shares at September 26, 1998 and September 27, 1997,
   respectively......................................................           355                       353
   Additional paid-in capital........................................        13,018                    12,954
   Accumulated deficit...............................................        (3,868)                   (2,652)
   Treasury  shares, at cost, 7,350 shares at September 26, 1998.....           (37)                        -
                                                                        -----------               -----------

   Total stockholders' equity........................................         9,468                    10,655
                                                                        -----------               -----------

                                                                         $   24,563               $    23,544
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

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                      Year Ended
                                          ----------------------------------------------------------------------
                                            September 26,              September 27,              September 28,
                                                1998                      1997                        1996
                                          ----------------          -----------------          -----------------

Net sales..............................   $    55,825               $     42,908               $     33,377

Cost of sales..........................        36,558                     27,181                     20,637
                                          -----------                -----------               ------------

     Gross profit......................        19,267                     15,727                     12,740

Selling and operating expenses.........        13,805                     10,328                      7,423
General and administrative expenses....         4,169                      3,391                      3,132
Loss on abandonment of equipment.......             -                        218                          -
                                          -----------               ------------               ------------

     Operating income..................         1,293                      1,790                      2,185

Other income (expense).................            66                         17                        (21)
Interest expense.......................          (821)                      (521)                      (422)
                                          -----------               ------------               ------------

     Income from continuing operations
     before income taxes...............           538                      1,286                      1,742

Income tax benefit (expense)...........          (198)                       253                       (313)
                                          -----------               ------------               ------------

     Income from continuing operations.           340                      1,539                      1,429

Discontinued operations:

Loss from discontinued retail stores
operations, net of income tax benefits
of $196, $142 and  $91 for the years
ended September 26, 1998, September
27, 1997 and September 28, 1996,
respectively...........................          (297)                      (214)                      (167)

Loss on disposal of retail stores,
including provision on a pre-tax
basis of $401 for operating losses
during phase-out period and net of
income tax benefits of $834............        (1,259)                         -                          -
                                          -----------               ------------               ------------

Net income (loss)......................   $    (1,216)              $      1,325               $      1,262
                                          ===========               ============               ============

Basic income (loss) per share:
Weighted average shares outstanding....     3,530,657                  3,433,929                  3,399,795
Income from continuing operations......   $      0.10               $       0.45               $       0.42
Loss from discontinued operations......   $     (0.44)              $      (0.06)              $      (0.05)
Net income (loss)......................   $     (0.34)              $       0.39               $       0.37

Diluted income (loss) per share:
Weighted average shares outstanding....     3,539,231                  3,467,932                  3,427,610
Income from continuing operations......   $      0.10               $       0.44               $       0.42
Loss from discontinued operations......   $     (0.44)              $      (0.06)              $      (0.05)
Net income (loss)......................   $     (0.34)              $       0.38               $       0.37

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the years ended September 26, 1998, September 27, 1997 and September 28, 1996
                             (Dollars in thousands)


                                        Common stock          Additional     Accumulated        Treasury stock          Total
                                                                paid-in        deficit                              stockholders'
                                    Shares        Amount        capital                       Shares     Amount        equity
                                  ----------   -----------  -------------  --------------  ----------  ----------  --------------
Balance at October 1, 1995.....   3,399,795    $      340   $     12,421   $      (5,239)          -           -   $       7,522
Issuance of common stock
  under employee stock
  purchase plan................      17,511             2             87               -           -           -              89
Net income.....................           -             -              -           1,262           -           -           1,262
                                 ----------   -----------  -------------  --------------  ----------  ----------  --------------

Balance at September 28, 1996..   3,417,306           342         12,508          (3,977)          -           -           8,873
Issuance of common stock
  under employee stock
  purchase plan................      17,790             2            106               -           -           -             108
Options exercised..............      95,722             9            340               -           -           -             349
Net income.....................           -             -              -           1,325           -           -           1,325
                                 ----------   -----------  -------------  --------------  ----------  ----------  --------------

Balance at September 27, 1997..   3,530,818           353         12,954          (2,652)          -           -          10,655
Issuance of common stock
  under employee stock
  purchase plan................      15,023             2             64               -           -           -              66
Purchase of treasury shares....           -             -              -               -      (7,350)        (37)            (37)
Net loss.......................           -             -              -          (1,216)          -           -          (1,216)
                                 ----------   -----------  -------------  --------------  ----------  ----------  --------------
Balance at September 26,1998...   3,545,841   $       355  $      13,018  $       (3,868)     (7,350) $      (37) $        9,468
                                 ==========   ===========  =============  ==============  ==========  ==========  ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                            Year ended
                                                         -------------------------------------------------
                                                         September 26,     September 27,     September 28,
                                                             1998              1997              1996
                                                         -------------     -------------     -------------
Cash flows from operating activities:
   Net income (loss)..................................   $      (1,216)    $       1,325     $     $ 1,262
   Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities:
        Loss from discontinued operations.............             297               214               167
        Loss on disposal of discontinued operations...           1,259                 -                 -
        Depreciation and amortization.................           2,754             2,311             1,813
        Loss on disposal of fixed assets..............              63               240                47
        Provision for doubtful accounts...............             577               171               156
        Deferred income taxes.........................             (70)             (308)              279
        Changes in assets and liabilities:
        Receivables...................................          (1,247)           (1,512)             (274)
        Inventories...................................            (565)           (1,948)             (510)
        Other current assets..........................            (325)              251              (250)
        Other long-term assets........................              63                 9              (180)
        Accounts payable..............................          (1,823)            1,952               251
        Accrued payroll...............................             211               136               310
        Accrued expenses..............................             228                15               108
                                                         -------------     -------------     -------------

Net cash provided by continuing operations............             206             2,856             3,179
Net cash used for discontinued operations.............            (406)             (163)              (45)
                                                         -------------     -------------     -------------

Net cash provided by (used for) operating activities..            (200)            2,693             3,134
                                                         -------------     -------------     -------------

Cash flows from investing activities:
  Expenditures for fixed assets.......................          (3,375)           (5,277)           (2,494)
  Capital expenditures for discontinued operations....            (208)              (90)              (25)
  Proceeds from disposals of fixed assets.............             170                80                59
  Proceeds from disposal of discontinued operations...             118                 -                 -
                                                         -------------     -------------     -------------
Net cash used for investing activities................          (3,295)           (5,287)           (2,460)
                                                         -------------     -------------     -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock.............              66               458                89
   Purchase of treasury shares........................             (37)                -                 -
   Proceeds from issuance of long-term debt...........           4,500                 -             1,509
   Repayment of long-term debt........................          (2,121)             (947)             (729)
   Principal payments under capital lease obligation..            (132)             (114)              (90)
   Net change in revolving line of credit.............           1,165             3,477            (1,212)
                                                         -------------     -------------     -------------

Net cash provided by (used for) financing activities..           3,441             2,874              (433)
                                                         -------------     -------------     -------------
Net increase (decrease) in cash and cash
   equivalents........................................             (54)              280               241
Cash and cash equivalents at beginning of year........             831               551               310
                                                         -------------     -------------     -------------
Cash and cash equivalents at end of year..............   $         777     $         831     $         551
                                                         =============     =============     =============

Supplemental disclosures of cash flow information:
   Cash paid for interest.............................   $         786     $         507     $         401
   Cash paid for income taxes.........................   $          56     $          46     $           5


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

      The Company purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the northeastern United States. The majority of the Company's revenue is derived from its wholesale operation which serves restaurants, supermarket, specialty food store, convenience store, food service, hotel, university, travel and office coffee service customers. The Company also has a direct mail operation serving customers nationwide.

      The Company's fiscal year ends on the last Saturday in September. Fiscal 1998, fiscal 1997 and fiscal 1996 represent the years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively, and consist of 52 weeks.


2.    Significant Accounting Policies

      Cash and cash equivalents
      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates market. The Company does not believe that it is subject to any unusual credit and market risk.

      Inventories
      Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist primarily of green and roasted coffee, packaging materials and purchased finished goods.

      Hedging
      The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans. These transactions meet the requirements for hedge accounting, including designation and correlation. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodity and reflected in the statement of operations when the product is sold. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in the price of green coffee. The overall exposure to credit risk is considered to be minimal.

      The Company had futures contracts outstanding of approximately $714,000 and $610,000 at September 26, 1998 and September 27, 1997, respectively. The fair market value of these futures at September 26, 1998 and September 27, 1997 was $670,000 and $599,000, respectively. In addition, at September 26, 1998 the Company held options covering an aggregate of 1,312,500 pounds of green coffee bean which are exercisable in
      fiscal 1999  at   prices  ranging  from   $1.75  to $2.00  per  pound.  At
      September 27,1997, the Company held options covering an aggregate of 375,000 pounds of coffee which were exercisable in fiscal 1998 at a price of $2.00 per pound. The fair market value of these options were not material at September 26, 1998 and September 27, 1997. The fair market value for the futures and options was obtained from a major financial institution based on the market value of those financial instruments at September 26, 1998 and September 27, 1997. At September 26, 1998 and September 27, 1997, $112,000 and $19,000, respectively, of deferred hedging losses were included in the value of the inventory in the accompanying consolidated balance sheet.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 1999, which is fiscal year 2000 for the Company.

      Other long-term assets
      Other long-term assets consist of deposits, debt issuance costs and a minority investment in Keurig, Inc. Debt issuance costs represent those costs incurred in connection with the issuance of debt. Amortization is calculated using the straight-line method over the respective original lives of the applicable issue. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the interest method. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 26, 1998 and September 27, 1997 were $48,000 and $85,000, respectively. The minority investment, which represents less than a 5% interest, is accounted for under the cost method. The balance in the investment in Keurig, Inc. included in other long-term assets in the accompanying consolidated balance sheet at September 26, 1998 and September 27, 1997 is $151,000 and $130,000, respectively.

      Advertising costs
      The Company expenses the costs of advertising the first time the advertising takes place. At September 26, 1998 and September 27, 1997, prepaid advertising costs of $184,000 and $54,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $2,791,000, $1,991,000 and $1,427,000 for the years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively.

      Fixed assets
      Fixed assets are carried at cost, net of accumulated depreciation. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Depreciation is calculated using the straight-line method over the assets' estimated useful lives. The cost and accumulated depreciation for fixed assets sold, retired, or otherwise disposed of are relieved from the accounts, and the resultant gains and losses are reflected in income.

      Equipment under capital leases is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment.

      In order to facilitate sales, the Company follows an industry-wide practice of purchasing and loaning coffee brewing and related equipment to wholesale customers. These assets are also carried at cost, net of accumulated depreciation.

      Revenue recognition
      Revenue from wholesale and direct mail sales is recognized upon product shipment.

      Income taxes
      The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

      Income (loss) per share
      In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This pronouncement supersedes the previous methodology for the calculation of earnings per share as promulgated under APB Opinion No. 15. SFAS 128 requires presentation of "basic" earnings per share and "diluted" earnings per share. The Company adopted SFAS 128 in fiscal 1998. The restatement of all prior periods presented in accordance with SFAS 128 did not result in any material change in earnings per share information previously presented.

      Statement of cash flows - non-cash investing and financing activities During fiscal 1996, the Company financed approximately $109,000 for the purchase of five service vehicles. Additionally, capital lease obligations of approximately $71,000 were incurred when the Company entered into leases for offices and loaner equipment. There were no transactions of this nature during fiscal 1997 and fiscal 1998.

      Financial instruments
      The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 26, 1998. It was not practicable to estimate the fair value of a minority investment representing less than 5% of preferred stock of an untraded company: that investment is carried at its original cost of $151,000 and $130,000 at September 26, 1998 and September 27, 1997,
      respectively.

      Use of estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

      Significant customer credit risk and supply risk
      The Company has one customer, Hannaford Bros. Co., a supermarket chain, which accounted for 9.9%, 11.6% and 13.9% of net sales from continuing operations in the years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively. The extensive network of Mobil convenience stores, owned by Mobil Corporation or by independent franchisees, accounted for approximately 14.4%, 17.3% and 14.5% of net sales from continuing operations in the years ended September 26, 1998, September 27, 1997 and September 28, 1996. During the same periods, Mobil convenience stores owned and operated by Mobil Corporation, rather than by franchisees, made up less than 10% of the Company's revenues.

      The majority of the Company's customers are located in the northeastern part of the United States. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various industries comprising the Company's customer base. The Company does not require collateral from customers as ongoing credit evaluations of customers' payment history are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

      Reclassifications
      Certain reclassifications of prior year balances have been made to conform to the current presentation.


3.     Inventories

       Inventories consist of the following:

                                                        September 26, 1998          September 27,1997
                                                        ------------------          -----------------
       Raw materials and supplies...................    $        2,832,000             $    2,148,000
       Finished goods...............................             2,804,000                  3,076,000
                                                        ==================          =================
                                                        $        5,636,000          $       5,224,000
                                                        ==================          =================



      As of September 26, 1998, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $5.1 million. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.


4.     Fixed Assets

       Fixed assets consist of the following:

                                                         Useful
                                                         Life in       September 26,    September 27,
                                                          Years            1998             1997
                                                       ------------    -------------    -------------

          Leasehold improvements.....................    5 - 10        $   2,363,000    $   2,409,000
          Production equipment.......................    2 - 10            5,338,000        5,310,000
          Office equipment and software..............    3 - 10            6,275,000        5,492,000
          Equipment on loan to wholesale customers...    1 - 5             5,976,000        5,042,000
          Vehicles...................................    2 - 4               384,000          319,000
          Construction-in-progress...................                        179,000        1,590,000
                                                                       -------------    -------------

            Total fixed assets.......................                     20,515,000       20,162,000

          Accumulated depreciation...................                     (9,715,000)      (8,904,000)
                                                                       -------------    -------------

                                                                        $ 10,800,000    $  11,258,000
                                                                        ============    =============

      Fixed assets includes approximately $354,000 of computer and loaner equipment held under capital leases at September 26, 1998 and September 27, 1997, respectively. At September 26, 1998 and September 27, 1997, related accumulated depreciation on the equipment under capital leases was approximately $334,000 and $216,000, respectively. Total depreciation and amortization expense from continuing operations relating to all fixed assets was $2,754,000, $2,311,000 and $1,813,000 for fiscal 1998, 1997 and
      1996, respectively.

      During fiscal 1997, the Company embarked on an expansion of its central production and distribution facility in order to increase capacity and streamline operations. In connection with this program, certain equipment with a net book value of $218,000 was abandoned for no proceeds.


5.    Income Taxes

      The provision (benefit) for income taxes from continuing operations for the years ended September 26, 1998, September 27, 1997 and September 28, 1996 is as follows:


                                                September 26,        September 27,         September 28,
                                                     1998                 1997                  1996
                                                -------------        -------------         -------------
        Current tax expense (benefit):
           Federal...........................   $           -        $     355,000         $     447,000
           State.............................          17,000              114,000               120,000
           Benefit of net operating loss
              carryforwards..................               -             (408,000)             (533,000)
                                                -------------        -------------         -------------

        Total current........................          17,000               61,000                34,000
                                                -------------        -------------         -------------

        Deferred tax expense (benefit)
        Federal..............................         187,000              514,000               606,000
        State................................          30,000              284,000            (2,605,000)
                                                -------------        -------------         -------------

        Total deferred.......................         217,000              798,000            (1,999,000)

        Tax asset valuation allowance........         (36,000)          (1,112,000)            2,278,000
                                                -------------        -------------         -------------

        Total tax (benefit) expense..........   $     198,000        $    (253,000)        $     313,000
                                                =============        =============         =============


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

      Certain adjustments were made to state deferred tax assets during fiscal 1997 and are reflected in the state deferred tax expense.

      Deferred tax assets (liabilities), including temporary differences related to discontinued operations, consist of the following:


                                                                  September 26,      September 27,
                                                                      1998               1997
                                                                  -------------      -------------
        Deferred tax assets:
           Net operating loss carryforwards....................   $   1,077,000      $   1,044,000
           Federal investment tax credits......................           8,000             27,000
           Vermont state manufacturers investment tax credit...       2,627,000          2,627,000
           Section 263A adjustment.............................           4,000             47,000
           Other reserves and temporary differences............         916,000            147,000
                                                                  -------------      -------------

           Gross deferred tax assets...........................       4,632,000          3,892,000

           Deferred tax asset valuation allowance..............      (2,355,000)        (2,391,000)

        Deferred tax liability:
           Depreciation........................................         (90,000)          (150,000)
                                                                  -------------      -------------

           Net deferred tax assets.............................   $   2,187,000      $   1,351,000
                                                                  =============      =============

      At September 26, 1998, the Company has net operating loss carryforwards and investment tax credits for federal income tax reporting purposes of $2,512,000 and $8,000, respectively, which will expire between fiscal 1999 and 2009. In addition, in November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993 and June 30, 1996, which will expire in 2005. The resulting deferred tax asset, which is substantially offset by a valuation allowance, is reflected in the above table net of the federal tax effect.

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

      A reconciliation for continuing operations between the amount of reported income tax expense (benefit) and the amount computed using the U.S. Federal Statutory rate of 34% for fiscal 1998 and fiscal 1997 and 35% for fiscal 1996 is as follows:


                                                    September 26,         September 27,         September 28,
                                                        1998                  1997                   1996
                                                    -------------         -------------         -------------

        Tax at U.S. Federal Statutory rate.......   $    183,000          $     437,000         $     610,000
        Increase (decrease) in rates resulting from:
             Other nondeductible items...........          22,000                20,000                22,000
             State taxes, net of federal benefit.          42,000                73,000            (2,597,000)
             Deferred tax asset valuation
               allowance and other...............         (49,000)             (783,000)            2,278,000
                                                    -------------         -------------         -------------

        Tax at effective rates...................   $     198,000         $    (253,000)        $     313,000
                                                    =============         =============         =============


6.   Discontinued Operations

     On May 29, 1998, the Company announced that it had adopted a plan to discontinue its company-owned retail store operations. The Company has closed six of its retail stores as of September 26, 1998, and is planning to close the remaining five stores in the first half of fiscal 1999.
     Accordingly, the retail stores are reported as discontinued operations for all periods presented. Under generally accepted accounting principles, the operating results of such operations are being segregated from the continuing operations and reported separately on the statement of operations. A provision for anticipated losses on discontinued operations through disposal date is based on management's best estimates and is included in fiscal 1998.


     The estimated loss on disposal of the retail store operations is $1,259,000 (net of a tax benefit of $834,000). The pre-tax loss on disposal of $2,093,000 consists of an estimated loss on disposal of the business of
    $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal includes provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits.

     Net sales from the retail store operations were $3,591,000, $4,926,000 and $4,970,000 for the years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively. Net proceeds from the sale of retail assets totaled $118,000 in fiscal 1998.

     The assets and liabilities of the discontinued retail operations at September 26, 1998 are reflected as a net current liability in the accompanying consolidated balance sheet. The net liabilities of the discontinued operations in the September 26, 1998 consolidated balance sheet are summarized as follows:


         Current assets, net.................................................   $   97,000
         Fixed assets, net...................................................      564,000
         Deferred tax assets, net............................................      570,000
         Other long-term assets..............................................       51,000
         Less provision for losses on assets.................................     (643,000)
                                                                                ----------
         Net realizable value of assets from discontinued operations.........      639,000

         Estimated accrued costs on disposal of discontinued operations......     (817,000)

         Net accrued losses and other costs of discontinued operations, net..   $ (178,000)
                                                                                ==========


7.   Credit Facility

     The Company maintains a credit facility (the "Credit Facility") with Fleet Bank - NH ("Fleet"). Borrowings are collateralized by substantially all of the Company's assets. During fiscal 1998, the Company amended its Credit Facility and increased the limit of the revolving line of credit from $6,000,000 to $9,000,000 and extended the term to March 31, 2001. In addition, the Company was also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003. Both the revolving line of credit and term debt accrue interest daily and pay interest monthly, in arrears.
     Principal payments on the term debt of $75,000 per month will commence on October 31, 1999.

     The principal amounts outstanding on the revolving line of credit at September 26, 1998 and September 27, 1997 were $5,150,000 and $3,985,000, respectively. The outstanding balance on the term debt at September 26, 1998 was $4,500,000. The proceeds of $4,500,000 were used to pay down $1,547,000 of outstanding facility and equipment term loans as well as fund working capital requirements.

     The interest paid on the line of credit and term debt varies with the prime and LIBOR interest rates. At September 26, 1998, the interest rate on $3,000,000 of the principal amount outstanding on the revolving line of credit was at the one-month LIBOR rate plus 250 basis points or 8.09%, the interest rate on $1,500,000 of the line of credit was at LIBOR plus 250 basis points or 8.16%, while the interest on the remaining portion (equal to $650,000) was at the prime rate or 8.5%. At September 26, 1998, the interest rate on the $4,500,000 term debt was equal to LIBOR plus 275 basis points or 8.41%.

     The terms of the Credit Facility also provide for the maintenance of specified financial ratios and restrict certain transactions without prior bank approval. The Company was in compliance with these covenants at September 26, 1998.

     On May 29, 1998, the Company entered into a standard International Swap Dealers Association Inc. interest rate swap agreement with Fleet National Bank to manage the interest rate risk associated with its Credit Facility. The swap agreement has a notional amount of $6,000,000 and matures in May 2001. The effect of the swap agreement is to limit the interest rate exposure to a fixed rate of 5.84% (versus the 30-day LIBOR rate). In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense as calculated is greater based on the 30-day LIBOR rate, Fleet National Bank pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet National Bank. For the year ended September 26, 1998, interest expense was not materially impacted by the swap agreement. Depending on fluctuations in the LIBOR rate, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

     The fair value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 26, 1998, the Company estimates it would have paid $68,000 to terminate the agreement.

8.     Long-term Debt

                                                                     September 26,      September 27,
                                                                         1998               1997
                                                                     -------------      -------------

       Fleet line of credit (Note 7)..............................   $   5,150,000      $   3,985,000
       Fleet term debt  (Note 7)  ................................       4,500,000                  -
       Facility and Equipment Term Loans .........................         195,000          2,100,000
       Central Vermont Economic Development Corporation Debenture.         459,000            532,000
       Vermont Economic Development Authority Promissory Note.....          93,000            138,000
       Computer Equipment Installment Loans.......................           2,000             73,000
       Service Vehicle Installment Loans..........................          41,000             68,000
                                                                     -------------      -------------
                                                                        10,440,000          6,896,000
       Less current portion.......................................         249,000            943,000
                                                                     -------------      -------------
                                                                     $  10,191,000      $   5,953,000
                                                                     =============      =============

        Facility and Equipment Term Loans
        As part of the Credit Facility, the Company has financed fixed asset purchases under five term loans which are collateralized by a senior lien on substantially all of the Company's assets and by a security interest in the fixed assets for which the borrowings are made. The interest rate on all term loans under the credit facility is equal to the lesser of 25 basis points above Fleet's variable base rate or 275 basis points above the LIBOR rate for maturities of up to one year. Four of these loans out of five were paid down in fiscal 1998 with the proceeds of the new term debt. The remaining facility and equipment loan matures on October 15, 2000 and has monthly installments of principal and interest payments of approximately $9,000. At September 26, 1998, the remaining facility and equipment loan bore interest at 8.38%.

        Central Vermont Economic Development Corporation Debenture
        The debenture from the Central Vermont Economic Development Corporation (CVEDC) is guaranteed by the U.S. Small Business Administration. The debenture matures on October 1, 2003 and requires equal monthly principal and interest payments of approximately $8,500 and carries a fixed interest rate of 5.812%. The debenture is secured by a secondary security interest in the related fixed assets and is guaranteed by the majority stockholder of the Company. Additional guarantees will be required of any stockholder obtaining more than 20% ownership of the Company.

        Vermont Economic Development Authority Promissory Note
        The Vermont Economic Development Authority promissory note is payable in monthly principal and interest installments of approximately $4,300 over seven years, with an interest rate of 5.5%. The note matures on August 11, 2000 and is collateralized by a secondary security interest in the related fixed assets. The Company may not pay any dividends with respect to its capital stock, whether in cash or in stock, without the prior approval of the Vermont Economic Development Authority. The note contains covenants related to restrictions on prepayments of certain portions of the Company's remaining outstanding debt as defined in the underlying agreement. The Company was in compliance with these covenants at September 26, 1998.

        Computer Equipment Installment Loans
        The computer equipment installment loan notes bear interest at 8.69% and require monthly installments of principal and interest of approximately $700 through December 1998.

        Service Vehicle Installment Loans
        The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. The notes bear interest at a rate of 4.8% and require monthly installments of principal and interest totaling approximately $2,500 through February 2000.

        Maturities
        Maturities of long-term debt for years subsequent to September 26, 1998 are as follows:

                        Fiscal Year
                        -----------
                           1999.........   $    249,000
                           2000.........      1,133,000
                           2001.........      6,144,000
                           2002.........        992,000
                           2003.........        997,000
                           Thereafter...        925,000
                                           ------------
                                           $ 10,440,000
                                           ============

9.   Treasury Stock

     On September 4, 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to $500,000 worth of outstanding shares of the Company's common stock at market prices. At September 26, 1998, the Company had repurchased 7,350 shares for $37,000.

10.   Employee Compensation Plans

        Stock Option Plans
        Prior to the establishment on September 21, 1993 of the employee stock option plan (the "1993 Plan"), the Company granted to certain key management employees, individual non-qualified stock option agreements to purchase shares of the Company's common stock. All such options presently outstanding are fully vested and had an original expiration date after the fifth anniversary following the date of grant or earlier if employment terminates. Effective July 26, 1996, the term of 141,440 of such options was extended for an additional five years. The exercise price of these options exceeded the fair market value of the common stock at the date of the extension. At September 26, 1998, 141,440 options were outstanding under these individual agreements.

        The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 75,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996, the total number of shares of authorized common stock to be made available under the 1993 Plan was increased to 275,000. The option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. The option price for each non-qualified stock option shall not be less than 85% of the fair market value of the common stock at the date of grant. Options under the Plan become exercisable over periods determined by the Board of Directors. At September 26, 1998 and September 27, 1997, options for 66,631 and 158,204 shares of common stock were available for grant under the plan, respectively.

          Option activity is summarized as follows:


                                              Number of                          Weighted-average
                                                Shares        Option Price        Exercise Price
                                              ---------      --------------      ----------------
       Outstanding at October 1, 1995           314,389      $    2.55-8.50      $           6.67
          Granted                                18,400           6.25-8.50                  7.30
          Exercised                                   -                   -                     -
          Canceled                              (16,627)          8.02-8.50                  8.16
                                              ---------

       Outstanding at September 28, 1996        316,162           2.55-8.50                  6.63
          Granted                                46,000         6.125-9.625                  6.96
          Exercised                             (95,722)         2.55-6.875                  3.66
          Canceled                               (8,200)               8.50                  8.50
                                              ---------


      Outstanding at September 27, 1997         258,240          6.00-9.625                  7.73
          Granted                               100,834         6.375-10.00                  9.00
          Exercised                                   -                   -                     -
          Canceled                               (9,261)           6.25-8.5                  7.60
                                              ---------

       Outstanding at September 26, 1998        349,813      $   6.00-10.00      $           8.10
                                              =========

       Exercisable at September 26, 1998        221,292      $   6.00-9.625      $           7.75
                                              =========




                                Options outstanding     Options exercisable
                                -------------------     -------------------
                Number          Weighted    Weighted   Number           Weighted
                outstanding at  average     average    exercisable at   average
Range of        September 26,   remaining   exercise   September 26,    exercise
exercise price  1998            (years)     price      1998             price
--------------  --------------  ---------   ---------  --------------   --------
$  6.00 - 6.63      57,762         6        $  6.23        26,750       $  6.08
   7.00 - 7.50      36,143         8           7.06        24,000          7.04
          8.02     141,444         5           8.02       141,444          8.02
          8.50      38,464         6           8.50        27,598          8.50
    9.63-10.00      76,000         9           9.97         1,500          9.63
                --------------                         --------------
                   349,813                                221,292
                ==============                         ==============



        Employee Stock Purchase Plan
        On September 21, 1993, the Company approved the adoption of an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company reserved 75,000 shares of common stock for purchase by eligible employees. The Purchase Plan provides for five annual offerings of 15,000 shares of common stock per offering, plus any unissued shares from prior fiscal years. Each participating employee has the option to purchase a maximum number of shares equal to 10% of the participant's base pay, divided by 85% of the market value of the common stock at such time, subject to a pro rata reduction of shares if the annual aggregate maximum number of shares offered by the Company would otherwise be exceeded.

        On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 150,000 shares of common stock have been reserved for issuance under the plan. There are two six month withholding periods in each fiscal year, with the first withholding period starting on September 27, 1998.

          The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation expense was recognized under the Plan for employees during fiscal 1998, fiscal 1997 or fiscal 1996. The Company has adopted the disclosure-only provision of Statement of
      Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost been determined based on the fair value of options granted to employees at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended September 26, 1998, September 27, 1997 and September 28, 1996 would have decreased to the pro forma amounts indicated below:


                                                        Fiscal 1998       Fiscal 1997       Fiscal 1996
                                                        -----------       -----------       -----------
Net income (loss)                     As reported       $    (1,216)      $     1,325       $     1,262
                                      Pro forma              (1,336)            1,219             1,237

Diluted net income (loss) per share   As reported             (0.34)             0.38              0.37
                                      Pro forma               (0.38)             0.35              0.36

          The fair value of each stock option under the 1993 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of 7 years, 6 years and 6 years in fiscal 1998, 1997 and 1996, respectively; an average volatility of 64%, 67%, and 67% for fiscal 1998, 1997, and 1996 respectively; no dividend yield; and a risk-free interest rate of 4.56%, 6.11% and 6.24% for fiscal 1998, 1997 and 1996 grants, respectively.

          The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for fiscal 1998, 1997 and 1996: an expected life of one year; expected volatility of 64%, 67%, and 67% respectively; and a risk-free interest rate of 4.59%; 5.51% and 5.66%, respectively. The weighted average fair value of those purchase rights granted in fiscal 1998, fiscal 1997 and fiscal 1996 was $1.98, $2.79 and $2.35 respectively.

11.  Defined Contribution Plan

     The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company with one year or more of service who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 5% of their salary. Company contributions to the plan amounted to $160,000, $96,000, and $73,000 for the years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively.

12.  Loans to Officers

     During fiscal 1998 and fiscal 1997, the Company delivered to certain executive officers promissory notes in the principal amount of $178,000 and $55,000, respectively. Interest accrues on the unpaid principal at the prime rate as reported in the Wall Street Journal and is payable upon the maturity of the note. During fiscal 1998, the prime rate was 8.5% throughout the year. All notes outstanding at September 26, 1998 are expected to be repaid to the Company during fiscal 1999. The balance on these notes, including $7,000 of accrued interest, at September 26, 1998 was $185,000. At September 27, 1997, the balance on loans to officers was $57,000, including $2,000 of accrued interest.

13.   Commitments, Lease Contingencies and Contingent Liabilities

      Leases
      The Company leases office and retail space, production, distribution and service facilities and certain equipment under various non-cancelable operating leases, with terms ranging from one to ten years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $1,599,000, $1,376,000 ,and $991,000 in fiscal 1998,
      1997 and 1996, respectively (net of sublease income of $67,000, $54,000, and $33,000 in fiscal 1998, 1997 and 1996, respectively).

      The Company has entered into a capital lease, primarily for loaner and office equipment. At the end of the lease term, the Company has the option to either buy the equipment at fair market value or renew the lease on a year-to-year basis. Minimum future lease payments (net of committed sublease agreements of $121,000 for fiscal year 1999, $38,000 for fiscal year 2000, $33,000 for fiscal year 2001, and $11,000 for fiscal year 2002) under non-cancelable operating leases and capital leases, for years subsequent to September 26, 1998 are as follows:


            Fiscal Year                       Operating Leases       Capital Lease
            -----------                       ----------------       -------------
            1999...........................   $      1,240,000       $      12,000
            2000...........................          1,146,000                   -
            2001...........................          1,074,000                   -
            2002...........................            746,000                   -
            2003...........................            165,000                   -
           Thereafter......................          2,280,000                   -
                                              ----------------       -------------
        Total minimum lease payments.......   $      6,651,000              12,000
                                              ================
        Less amount representing interest..                                      -
                                                                     -------------
        Present value of  obligations under
          capital lease ...................                          $      12,000
                                                                     =============


14.   Earnings per share

      The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):


                                                                                           Year ended
                                                                       -----------------------------------------------------
                                                                       September 26,       September 27,       September 28,
                                                                            1998                1997               1996
                                                                       -------------       -------------       -------------
Numerator - basic and diluted earnings per share:
Net income from continuing operations...............................   $         340       $       1,539       $       1,429
                                                                       =============       =============       =============
Denominator:
Basic earnings per share - weighted average shares outstanding......       3,530,657           3,433,929           3,399,795
Effect of dilutive securities - employee stock options..............           8,574              34,003              27,815
                                                                       -------------       -------------       -------------
Diluted earnings per share - Weighted average shares outstanding....       3,539,231           3,467,932           3,427,610
                                                                       =============       =============       =============
Basic earnings per share............................................   $        0.10       $        0.45       $        0.42
Diluted earnings per share..........................................   $        0.10       $        0.44       $        0.42


      During fiscal 1998 options to purchase 341,239 shares of common stock at exercise prices ranging from $6 to $10 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares. These options were still outstanding at September 26, 1998.

                 Schedule II - Valuation and Qualifying Accounts
                           for the fiscal years ended
         September 26, 1998, September 27, 1997, and September 28, 1996


                                                             Additions
                                             ------------------------------------------
                                              Balance at      Charged to     Charged to
                                             Beginning of     Costs and       Other                         Balance at
Description                                     Period        Expenses       Accounts       Deductions     End of Period
------------------------------------------   ------------    -----------     ----------     ----------     -------------

Allowance for doubtful accounts:
   Fiscal 1998............................   $    116,000    $   577,000     $        -     $  315,000     $     378,000
   Fiscal 1997............................   $     80,000    $   171,000     $        -     $  135,000     $     116,000
   Fiscal 1996............................   $     63,000    $   156,000     $        -     $  139,000     $      80,000

Deferred tax asset valuation allowance:
   Fiscal 1998............................   $  2,391,000    $         -     $        -    $    36,000     $   2,355,000
   Fiscal 1997............................   $  3,503,000    $         -     $        -    $ 1,112,000     $   2,391,000
   Fiscal 1996............................   $  1,225,000    $ 2,605,000     $        -    $   327,000     $   3,503,000