Form 10-Q
period 1999-01-16
GREEN MOUNTAIN COFFEE INC
filed 1999-02-26
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the sixteen weeks ended January 16, 1999

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

     As of February 22, 1999, 3,493,511 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                             January 16,        September 26,
                                                                                 1999                 1998
                                                                             -----------        -------------
                                                                             (unaudited)
         Assets
Current assets:
   Cash and cash equivalents..............................................   $       647        $         777
   Receivables, less allowances of $270 at January 16, 1999
     and $378 at September 26, 1998.......................................         5,027                4,789
   Inventories............................................................         5,145                5,636
   Other current assets...................................................           454                  489
   Loans to officers......................................................           339                  185
   Deferred income taxes, net.............................................         1,107                  880
                                                                             -----------        -------------

         Total current assets.............................................        12,719               12,756

Fixed assets, net.........................................................        10,569               10,800
Other long-term assets....................................................           224                  270
Deferred income taxes, net................................................           497                  737
                                                                             -----------        -------------

Total assets..............................................................   $    24,009        $      24,563
                                                                             ===========        =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt......................................   $       250        $         249
   Current portion of obligation under capital lease......................             -                   12
   Accounts payable.......................................................         3,491                3,131
   Accrued payroll........................................................           705                  827
   Accrued expenses.......................................................           511                  507
   Accrued losses and other costs of discontinued operations, net.........           443                  178
                                                                             -----------        -------------

        Total current liabilities.........................................         5,400                4,904
                                                                             -----------        -------------
Long-term debt............................................................         4,957                5,041
                                                                             -----------        -------------
Long-term line of credit..................................................         3,900                5,150
                                                                             -----------        -------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.10 par value:
  Authorized - 10,000,000  shares; issued- 3,545,841 shares at January 16,
    1999 and September 26, 1998...........................................           355                  355
   Additional paid-in capital.............................................        13,018               13,018
   Accumulated deficit....................................................        (3,327)              (3,868)
   Treasury shares, at cost:
    52,330  shares at January 16, 1999 and 7,350 shares at
    September  26, 1998, respectively.....................................          (294)                 (37)
                                                                             -----------        -------------
   Total stockholders' equity.............................................         9,752                9,468
                                                                             -----------        -------------

         Total liabilities and stockholders' equity.......................   $    24,009        $      24,563
                                                                             ===========        =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                         Sixteen weeks ended
                                                                   --------------------------------
                                                                   January 16,          January 17,
                                                                       1999                 1998
                                                                   -----------          -----------
                                                                               (unaudited)
Net sales.......................................................   $    20,068          $    16,977

Cost of sales...................................................        12,540               11,381
                                                                   -----------          -----------

    Gross profit................................................         7,528                5,596

Selling and operating expenses..................................         4,968                3,904
General and administrative expenses.............................         1,399                1,223
                                                                   -----------          -----------
    Operating income............................................         1,161                  469

Other income....................................................             4                   35
Interest expense................................................          (300)                (214)
                                                                   -----------          -----------

    Income from continuing operations before income taxes.......           865                  290

Income tax expense.............................................           (324)                (110)
                                                                   -------------        -----------

    Income from continuing operations .........................            541                  180

      Discontinued operations:

      Loss from discontinued retail store operations,
        net of income tax benefits of  $51......................             -                  (76)
                                                                   -----------         -----------

    Net income .................................................   $       541          $       104
                                                                   ===========          ===========

    Basic income per share:

   Weighted average shares outstanding                               3,515,277            3,530,818
   Income from continuing operations                               $      0.15          $      0.05
   Loss from discontinued operations                                         -          $     (0.02)
   Net income                                                      $      0.15          $      0.03

   Diluted income per share:

   Weighted average shares outstanding                               3,533,058            3,549,406
   Income from continuing operations                               $      0.15          $      0.05
   Loss from discontinued operations                                         -          $     (0.02)
   Net income                                                      $      0.15          $      0.03


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)


                                                                        Sixteen weeks ended
                                                                   --------------------------------
                                                                   January 16,          January 17,
                                                                       1999                 1998
                                                                   --------------------------------
                                                                               (unaudited)
Cash flows from operating activities:
   Net income...................................................   $       541          $       104
   Adjustments to reconcile net income to net cash provided
    by operating activities:
        Loss from discontinued operations ......................             -                   76
        Depreciation and amortization...........................           925                  748
        Gain on disposal of fixed assets........................            (2)                 (17)
        Provision for doubtful accounts.........................           108                   73
        Deferred income taxes...................................            13                  108
        Changes in assets and liabilities:
             Receivables........................................          (346)                (494)
             Inventories........................................           491                  (54)
             Other current assets...............................          (145)                 (87)
             Other long-term assets, net........................            (4)                 (14)
             Accounts payable...................................           360                 (569)
             Accrued payroll....................................          (122)                 (66)
             Accrued expenses...................................             4                  (67)
                                                                   -----------          -----------

             Net cash provided by (used for) continuing operations       1,823                 (259)
             Net cash provided by (used for) discontinued operations       256                  (50)
                                                                   -----------          -----------

             Net cash provided by (used for) operating activities        2,079                 (309)

Cash flows from investing activities:
   Expenditures for fixed assets................................          (715)                (832)
   Capital expenditures for discontinued operations.............             -                 (201)
   Proceeds from disposal of discontinued operations ...........            86                    -
   Proceeds from disposals of fixed assets......................            23                   25
                                                                   -----------          -----------

             Net cash used for investing activities.............          (606)              (1,008)
                                                                   -----------          -----------

Cash flows from  financing  activities:
   Purchase of  treasury  shares................................          (257)                   -
   Repayment of long-term debt..................................           (84)                (313)
   Principal payments under capital lease obligation............           (12)                 (42)
   Net change in revolving line of credit.......................        (1,250)               1,865
                                                                   -----------          -----------

             Net cash provided by (used for) financing activities       (1,603)               1,510
                                                                   -----------          -----------

Net increase (decrease) in cash and cash equivalents............          (130)                 193
Cash and cash equivalents at beginning of period................           777                  831
                                                                   -----------          -----------

Cash and cash equivalents at end of period......................   $       647          $     1,024
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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the sixteen week period ended January 16, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the year ended September 26, 1998.


2.       Inventories

         Inventories consist of the following:

                                                January 16,       September 26,
                                                    1999                1998
                                               -------------     ---------------

            Raw materials and supplies......   $   2,515,000     $     2,832,000
            Finished goods................         2,630,000           2,804,000
                                               -------------     ---------------

                                               $   5,145,000     $     5,636,000
                                               =============     ===============



3.       Discontinued Company-Owned Retail Store Operations

         On May 29, 1998, the Company announced that it had adopted a plan to discontinue its company-owned retail store operations. The Company has closed ten of its retail stores as of January 16, 1999, and is planning to close the last store in the second quarter of fiscal 1999. Accordingly, the retail stores are reported as discontinued operations for all periods presented. Under generally accepted accounting principles, the operating results of such operations are being segregated from the continuing operations and reported separately on the statement of operations.

         The estimated loss on disposal of the retail store operations of $1,259,000 (net of a tax benefit of $834,000) was included in the third quarter of fiscal 1998 results. The pre-tax loss on disposal of $2,093,000 consists of an estimated loss on disposal of the business of $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal includes provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits.

         Net sales from the retail store operations were $184,000 and $1,499,000 for the sixteen weeks ended January 16, 1999 and January 17, 1998, respectively. The loss from operations of the discontinued operations from May 29, 1998 through January 16, 1999 approximated the provision for anticipated losses recorded in fiscal 1998. No significant income or loss from operations is expected for the one remaining retail store prior to closure in the second quarter. Net proceeds from the sale of retail assets totaled $86,000 in the first fiscal quarter of 1999 and $118,000 in fiscal 1998.

         The assets and liabilities of the discontinued retail operations at January 16, 1999 are reflected as a net current liability in the accompanying consolidated balance sheet. The net liabilities of the discontinued operations in the January 16, 1999 consolidated balance sheet are summarized as follows:

         Current assets, net                                     $   8,000
         Fixed assets, net                                         167,000
         Deferred tax assets, net                                  265,000
         Estimated accrued losses and other costs on disposal
           of discontinued operations                             (883,000)
                                                                  ---------
         Net accrued losses and other costs of discontinued
           operations, net                                       $(443,000)
                                                                 ==========

4.       Earnings per share

         The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):

                                                                                   Sixteen weeks ended
                                                                              ----------------------------
                                                                              January 16,      January 17,
                                                                                  1999             1998
                                                                              -----------      -----------
           Numerator - basic and diluted earnings per share :
           Net income from continuing operations                              $       541      $       180
                                                                              ===========      ===========
           Denominator:
           Basic earnings per share - weighted average shares outstanding       3,515,277        3,530,818
           Effect of dilutive securities - employee stock options                  17,781           18,588
                                                                              -----------      -----------
           Diluted earnings per share - weighted average shares outstanding     3,533,058        3,549,406
                                                                              ===========      ===========

           Basic earnings per share                                           $      0.15      $      0.05
           Diluted earnings per share                                         $      0.15      $      0.05


         For the sixteen weeks ended January 16, 1999, options to purchase 457,579 shares of common stock at exercise prices ranging from $5.63 to $10.00 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares. These options were still outstanding at January 16, 1999.


5.       Derivative instruments and hedging activities

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

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Overview
         --------
         For the sixteen weeks ended January 16, 1999, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 93.4% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company's direct mail operation accounted for approximately 6.6% of net sales during the same period.

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


         Coffee Prices, Availability and General Risk Factors
         ----------------------------------------------------
         Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. Since May 1997, when it reached historical highs, the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) has generally been declining. In response to this decline, the Company decreased its selling prices in the first fiscal quarter of fiscal 1998, in the fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999. Due to conflicting factors such as the Brazilian currency crisis, high Brazilian crop production, natural disasters in coffee producing regions and other international economic weaknesses, the Company believes that further decreases in green coffee costs are likely in fiscal 1999. Furthermore, the Company believes that the "C" price of coffee will remain highly volatile in future periods. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials are also subject to significant variations. There can be no assurance that the Company will be successful in passing any upward green coffee cost fluctuations on to the customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts and buys options to hedge price-to-be-established coffee purchase commitments.


         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, the impact of the loss of one or more major customers, economic conditions, prevailing interest rates, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, Year 2000 issues, weather and special or unusual events, as well as other risk factors described in the Company's Annual Report on Form 10-K for the year ended September 26, 1998, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.


         Results of Operations
         ---------------------

                                                                          Sixteen weeks ended
                                                                      ---------------------------
                                                                      January 16,     January 17,
                                                                          1999            1998
                                                                      -----------     -----------

          Net sales................................................       100.0 %         100.0 %
          Cost of sales............................................        62.5 %          67.0 %
                                                                      -----------     -----------

               Gross profit........................................        37.5 %          33.0 %

          Selling and operating expenses...........................        24.7 %          23.0 %
          General and administrative expenses......................         7.0 %           7.2 %
                                                                      -----------     -----------

               Operating income ...................................         5.8 %           2.8 %

          Other income ............................................         0.0 %           0.2 %
          Interest expense.........................................        (1.5)%          (1.3)%
                                                                      -----------     -----------

               Income from continuing operations before taxes......         4.3 %           1.7 %

          Income tax expense.......................................        (1.6)%          (0.7)%
                                                                      -----------     -----------

               Income from continuing operations ..................         2.7 %           1.0 %
                                                                      -----------     -----------

          Loss from discontinued operations, net of tax benefits...           -            (0.4)%
                                                                      -----------     -----------

               Net income.....................................              2.7 %           0.6 %
                                                                      ===========     ===========


         Sixteen weeks ended January 16, 1999 versus sixteen weeks ended January 17, 1998
         -----------------------------------------------------------------------
         Net sales from continuing operations increased by $3,091,000, or 18.2%, from $16,977,000 for the sixteen weeks ended January 17, 1998 (the "1998 period") to $20,068,000 for the sixteen weeks ended January 16, 1999 (the "1999 period"). Coffee pounds sold from continuing operations increased by approximately 486,000 pounds, or 21.3%, from approximately 2,286,000 pounds in the 1998 period to approximately 2,772,000 pounds in the 1999 period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to decreases in Green Mountain's selling prices for coffee during fiscal 1998 and the first quarter of fiscal 1999 as a result of lower green coffee costs.

         The increase in net sales from continuing operations is attributable to the wholesale area in which net sales increased by $2,936,000, or 18.6%, from $15,805,000 for the 1998 period to $18,741,000 for the 1999 period. The wholesale net sales increase resulted primarily from the growth in certain large accounts in the office coffee, supermarket and convenience store categories.

         Gross profit from continuing operations increased by $1,932,000, or 34.5%, from $5,596,000 for the 1998 period to $7,528,000 for the 1999 period. As a percentage of net sales, gross profit from continuing operations increased 4.5 percentage points from 33.0% for the 1998 period to 37.5% for the 1999 period. The increase in gross profit as a percentage of sales was due primarily to the lower green coffee costs.

         Selling and operating expenses from continuing operations increased by $1,064,000, or 27.3%, from $3,904,000 for the 1998 period to $4,968,000 for the 1999 period. Selling and operating expenses from continuing operations increased 1.7 percentage points as a percentage of sales from 23.0% for the 1998 period to 24.7% for the 1999 period. However, compared to the fourth quarter of fiscal 1998, selling and operating expenses from continuing operations decreased 0.8 percentage points as a percentage of sales. The increase in selling and operating expense was primarily due to increased sales and sales support personnel expenses, as well as increased marketing and promotional expenses.

         General and administrative expenses increased by $176,000, or 14.4%, from $1,223,000 for the 1998 period to $1,399,000 for the 1999 period, but decreased 0.2 percentage points as a percentage of sales from 7.2% for the 1998 period to 7.0% for the 1999 period.

         As a result of the foregoing, operating income from continuing operations increased by $692,000, or 147.5%, from $469,000 for the 1998 period to $1,161,000 for the 1999 period.

         Interest expense increased by $86,000, or 40.2%, from $214,000 for the 1998 period to $300,000 for the 1999 period. The increase is due to the increased long-term debt to finance the Company's infrastructure investments in fiscal 1998.

         Income tax expense from continuing operations increased $214,000, or 194.5%, from $110,000 for the 1998 period to $324,000 for the 1999 period. It is expected that the Company's effective tax rate will approximate 38% for the remaining quarters of fiscal 1999.

         Income from continuing operations increased by $361,000, or 200.6%, from $180,000 for the 1998 period to $541,000 in the 1999 period.

         During the 1998 period, the loss from discontinued operations was $76,000 (net of income tax benefits of $51,000). The Company announced in the third quarter of fiscal 1998 that it was discontinuing its unprofitable retail store operation. As of February 15, 1999, the Company had closed ten of its retail stores and is planning to close its remaining store prior to the end of the Company's second fiscal quarter.

         Net income increased $437,000, or 420.2%, from $104,000 in the 1998 period to $541,000 in the 1999 period.

         Liquidity and Capital Resources
         -------------------------------
         Working capital decreased $533,000 to $7,319,000 at January 16, 1999 from $7,852,000 at September 26, 1998. This decrease is primarily due to higher accounts payable.

         During the 1999 period, Green Mountain had capital expenditures of $715,000, including $510,000 for equipment on loan to wholesale customers, $74,000 for computer equipment and $84,000 for production equipment. Cash used for capital expenditures related to continuing operations aggregated $832,000 during the 1998 period, and included $372,000 for equipment loaned to wholesale customers, $124,000 for leasehold improvements and fixtures, $174,000 for production equipment, and $162,000 for computer hardware and software. Cash used to fund the capital expenditures in the 1999 period was obtained from net cash provided by operating activities.

         The Company currently plans to make capital expenditures in fiscal 1999 of approximately $2,500,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         The Company maintains a $9,000,000 line of credit with Fleet Bank - NH, the availability of which is subject to the Company's accounts receivable and inventory levels. At January 16, 1999, the outstanding balance on the Fleet line of credit was $3,900,000 and the amount remaining available was $2,000,000. The Fleet credit facility also provides for $4,500,000 of term debt, all of which is outstanding at January 16, 1999. The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at January 16, 1999.

         Management believes that cash flow from operations, existing cash and available borrowings under its credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 1999.

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

         COMPANY STATE OF READINESS

         Internal business software. In early fiscal 1997, the Company began a Company-wide business systems replacement project with an enterprise-system from PeopleSoft, Inc. ("PeopleSoft"). The new system, which is expected to make approximately 90% of the Company's business computer systems Year 2000 compliant, is approximately 80% complete and on schedule. Implementation is scheduled to be completed by the end of September 1999. The primary motivation to implement PeopleSoft was to reap the benefits of its enhanced functionality and features to improve operations and customer service as the Company grows. Besides the implementation of Peoplesoft, there were no other significant information technology projects (IT) planned. Therefore, the Year 2000 project has not caused significant delays in other IT projects.

         Besides the enterprise-wide information system, software upgrades which take place in the normal course of business are expected to tend to the majority of the Year 2000 problems related to internal business software. The Company plans to migrate its direct mail operation to the PeopleSoft system by the end of June 1999.

         Manufacturing, facilities and embedded chip technology. The Company has completed the inventory of its computer hardware, manufacturing, security and communication systems which are vital to its daily operations and could present a Year 2000 risk. All PC hardware susceptible to fail after the Year 2000 was replaced in the normal course of business over the past three years. Major vendors of manufacturing equipment, security equipment, and communication systems have been contacted and the Company is presently compiling information on replacement costs of non-compliant equipment. Although the initial information gathering phase is expected to be completed by the end of March 1999, the Company will continue to follow closely through the remainder of 1999 the progress of key vendors who are still in the process of becoming Year 2000 complaint.

         External noncompliance by customers and suppliers. The Company has contacted its critical suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that all major suppliers will have informed the Company of their Year 2000 status by the end of April 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such compliant suppliers and service providers. The Company does not currently have any formal information concerning the Year 2000 status of its major customers, although it has received indications that major customers are working on Year 2000 compliance. The Company has started to contact its key customers and is attempting to assess the Year 2000 readiness of its customers by the end of April 1999.

         ACTUAL AND ANTICIPATED COSTS

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $125,000, excluding internal costs consisting primarily of payroll and benefits of employees working on Year 2000 issues. This estimate does not include the conversion to PeopleSoft, since those replacement costs were not due to, or accelerated by, the Year 2000 Project. Through January 16, 1999, the Company has not
         incurred expenses directly related to the Year 2000 Project. The estimated future costs of the Year 2000 Project is $125,000, of which approximately (1) $100,000 relates to the replacement costs of manufacturing, security and communication equipment and (2) $25,000 relates to replacement costs of non-compliant software.

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

         CONTINGENCY PLANS

         As of February 22, 1999, the Company has not developed a contingency plan related to Year 2000. The Company is planning on developing a contingency plan by the end of June 1999.
         .
         Deferred Income Taxes
         ---------------------
         The Company had net deferred tax assets of $1,869,000 at January 16, 1999. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,355,000 (including $2,306,000 primarily related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

         Factors Affecting Quarterly Performance
         ---------------------------------------
         Historically, the Company has experienced significant variations in sales from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Year over year quarterly earnings comparisons will also show significant variations due to the release in the second quarter of fiscal 1997 of a large portion of the Company's deferred tax asset valuation allowance and the discontinuation of the company-owned retail store operation in the third quarter of fiscal 1998.


      Item 3.     Quantitative and Qualitative Disclosures About Market Risk


         There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 18, 1998.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K


 (a) Exhibits:

         3.1          Certificate of Incorporation(1)

         3.2          Bylaws(1)

         10.38        1999 Stock Option Plan

         10.81 Stock Option Agreement, dated January 8, 1999 between the Company and Robert D. Britt.

         10.82 Stock Option Agreement, dated January 8, 1999 between the Company and Paul Comey.

         10.83 Stock Option Agreement, dated January 8, 1999 between the Company and Paul Comey.

         10.84 Stock Option Agreement, dated January 8, 1999 between the Company and Jonathan C. Wettstein.

         10.85 Stock Option Agreement, dated January 8, 1999 between the Company and Jonathan C. Wettstein.

         10.86 Stock Option Agreement, dated January 8, 1999 between the Company and William L. Prost.

         10.87 Stock Option Agreement, dated January 8, 1999 between the Company and Stephen J. Sabol.

         10.88 Stock Option Agreement, dated January 8, 1999 between the Company and Dean Haller.

         10.89 Stock Option Agreement, dated January 8, 1999 between the Company and James K. Prevo.

         10.90 Stock Option Agreement, dated January 8, 1999 between the Company and James K. Prevo.

         27           Financial Data Schedule.

(b) No reports on Form 8-K were filed during the sixteen weeks ended January 16, 1999.


----------
(1) Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GREEN MOUNTAIN COFFEE, INC.

Date:        2/26/99                      By:      /s/ Robert P. Stiller
             ----------------             --------------------------------------
                                          Robert P. Stiller,
                                          President and Chief Executive Officer

Date:        2/26/99                      By:      /s/ Robert D. Britt
             ----------------             --------------------------------------
                                          Robert D. Britt,
                                          Chief Financial Officer, Treasurer and
                                          Secretary