Form 10-Q
period 1999-04-10
GREEN MOUNTAIN COFFEE INC
filed 1999-05-25
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    (Mark One)

     |X| QUARTERLY REPORT  PURSUANT TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

         For the twelve weeks ended April 10, 1999

                                                                     OR

     |_| TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from __________ to ____________


                         Commission file number 1-12340
                        --------------------------------


                           GREEN MOUNTAIN COFFEE, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    03-0339228
----------------------------------        --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                    33 Coffee Lane, Waterbury, Vermont 05676
              -----------------------------------------------------
               (Address of principal executive offices) (zip code)


                                 (802) 244-5621
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.        YES [ X ]    NO [   ]


     As of May 20, 1999, 3,487,335 shares of common stock of the registrant were outstanding.


                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                           April 10,      September 26,
                                                                              1999             1998
                                                                         -------------    -------------
                                                                          (unaudited)
         Assets
Current assets:
   Cash and cash equivalents..........................................   $        569     $        777
   Receivables, less allowances of $232 at April 10, 1999
   and $378 at September 26, 1998....................................           5,268            4,789
   Inventories.......................................................           5,486            5,636
   Other current assets..............................................             519              489
   Loans to officers.................................................             412              185
   Deferred income taxes, net........................................             902              880
                                                                         -------------    -------------

        Total current assets.........................................           13,156           12,756

Fixed assets, net.....................................................          10,418           10,800
Other long-term assets................................................             265              270
Deferred income taxes, net............................................             487              737
                                                                         -------------    -------------

Total assets..........................................................   $      24,326    $      24,563
                                                                         =============    =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt..................................   $         247    $         249
   Current portion of obligation under capital lease..................               -               12
   Accounts payable...................................................           4,156            3,131
   Accrued payroll....................................................             749              827
   Accrued expenses...................................................             452              507
   Accrued losses and other costs of discontinued operations, net.....             145              178
                                                                         -------------    -------------

        Total current liabilities.....................................           5,749            4,904
                                                                         -------------    -------------

Long-term debt........................................................           4,906            5,041
                                                                         -------------    -------------

Long-term line of credit..............................................           3,476            5,150
                                                                         -------------    -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $0.10 par value:
   Authorized - 10,000,000 shares; issued- 3,567,453 shares and 3,545,841
   shares at April 10, 1999 and September 26, 1998, respectively......             357              355
   Additional paid-in capital.........................................          13,115           13,018
   Accumulated deficit................................................          (2,783)          (3,868)
   Treasury shares, at cost:
   80,118 shares and 7,350 shares at April 10, 1999 and September 26,
   1998, respectively.................................................            (494)             (37)
                                                                         -------------    -------------

   Total stockholders' equity.........................................          10,195            9,468
                                                                         -------------    -------------

        Total liabilities and stockholders' equity....................   $      24,326    $      24,563
                                                                         =============    =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                                       Twelve weeks ended
                                                                                --------------------------------
                                                                                April 10, 1999    April 11, 1998

                                                                                --------------    --------------
                                                                                          (unaudited)
        Net sales............................................................   $       14,452    $       12,826

        Cost of sales........................................................            8,892             8,783
                                                                                --------------    --------------

            Gross profit.....................................................            5,560             4,043

        Selling and operating  expenses......................................            3,711             3,291
        General and administrative expenses..................................            1,103               988
                                                                                --------------    --------------

            Operating income (loss)..........................................              746              (236)

        Other income.........................................................                7                 4
        Interest expense.....................................................             (175)             (193)
                                                                                --------------    --------------

            Income (loss) from continuing operations before income taxes.....              578              (425)

        Income tax (expense) benefit.........................................             (220)              201
                                                                                --------------    --------------

            Income (loss) from continuing operations.........................              358              (224)


              Discontinued operations:

             Income (loss) from discontinued retail stores operations,
             net of income tax expense of  $114,000 for the 1999 period
             and net of income tax benefit of $108,000 for the 1998 period...              186              (163)
                                                                                --------------    --------------

             Net income (loss)...............................................   $          544    $         (387)
                                                                                ==============    ==============

             Basic income (loss) per share:

             Weighted average shares outstanding                                     3,483,044         3,530,818
             Income (loss) from continuing operations                           $         0.10    $        (0.06)
             Income (loss) from discontinued operations                         $         0.06    $        (0.05)
                                                                                --------------    --------------
             Net income (loss)                                                  $         0.16    $        (0.11)
                                                                                ==============    ==============


             Diluted income (loss) per share:

             Weighted average shares outstanding                                     3,537,410         3,530,818
             Income (loss) from continuing operations                           $         0.10    $        (0.06)
             Income (loss) from discontinued operations                         $         0.05    $        (0.05)
                                                                                --------------    --------------
             Net income (loss)                                                  $         0.15    $        (0.11)
                                                                                ==============    ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                                    Twenty-eight weeks ended
                                                                               ---------------------------------
                                                                                April 10, 1999    April 11, 1998
                                                                               ---------------    --------------
                                                                                          (unaudited)

        Net sales............................................................   $       34,520    $       29,803

        Cost of  sales.......................................................           21,432            20,164
                                                                                --------------    --------------

            Gross profit.....................................................           13,088             9,639


        Selling and operating expenses.......................................            8,679             7,195
        General and administrative expenses..................................            2,502             2,211
                                                                                --------------    --------------

            Operating income.................................................            1,907               233

        Other income.........................................................               11                39
        Interest expense.....................................................             (475)             (407)
                                                                                --------------    --------------

            Income (loss) from continuing operations before income taxes.....            1,443              (135)

        Income tax (expense) benefit ........................................             (544)               91
                                                                                --------------    --------------

            Income (loss) from continuing operations.........................              899               (44)


              Discontinued operations:

            Income (loss) from discontinued retail stores operations,
            net of income tax expense of $114 and income tax benefit of $159 for
            the 1999 YTD period and the 1998 YTD period, respectively........              186              (239)
                                                                                --------------    --------------

            Net income (loss)................................................   $        1,085    $         (283)
                                                                                ==============    ==============


            Basic income (loss) per share:

            Weighted average shares outstanding                                      3,501,446         3,530,818
            Income (loss) from continuing operations                            $         0.25    $        (0.01)
            Income (loss) from discontinued operations                          $         0.06    $        (0.07)
                                                                                --------------    --------------
            Net income (loss)                                                   $         0.31    $        (0.08)
                                                                                ==============    ==============

            Diluted income (loss) per share:
            Weighted average shares outstanding                                      3,523,955         3,530,818
            Income (loss) from continuing operations                            $         0.25    $        (0.01)
            Income (loss) from discontinued operations                          $         0.06    $        (0.07)
                                                                                --------------    --------------
            Net income (loss)                                                   $         0.31            $(0.08)
                                                                                ==============    ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)


                                                                                    Twenty-eight weeks ended
                                                                                --------------------------------
                                                                                April 10, 1999    April 11, 1998
                                                                                --------------    --------------
                                                                                          (unaudited)


         Cash flows from operating activities:
           Net income (loss).................................................   $        1,085    $         (283)
           Adjustments to reconcile  net income  (loss) to net cash
             provided by operating activities:
                Loss (income) from discontinued operations...................             (186)              239
                Depreciation and amortization................................            1,587             1,328
                Gain on disposal of fixed assets.............................                -                52
                Provision for doubtful accounts..............................              157               129
                Stock options compensation expense...........................                2                 -
                Deferred income  taxes.......................................              228              (414)
                Changes in assets and liabilities:
                     Receivables.............................................             (636)             (447)
                     Inventories.............................................              150              (527)
                     Other current assets....................................             (283)             (282)
                     Other long-term assets,  net............................              (45)              (32)
                     Accounts payable........................................            1,025            (1,320)
                     Accrued  payroll........................................              (78)                8
                     Accrued  expenses.......................................              (55)              (52)
                                                                                --------------    --------------

                     Net cash provided by (used for) continuing operations...            2,951            (1,601)
                     Net cash provided by discontinued operations............               70                48
                                                                                --------------    --------------

                     Net cash provided by (used for) operating activities....            3,021            (1,553)

        Cash flows from investing activities:
           Capital expenditures for fixed assets.............................           (1,262)           (2,165)
           Capital expenditures for discontinued operations..................                -              (244)
           Proceeds from disposals of fixed assets...........................               57               105
           Proceeds from disposal of discontinued operations.................              158                 -
                                                                                --------------    --------------

                     Net cash used for investing  activities.................           (1,047)           (2,304)
                                                                                --------------    --------------

        Cash flows from financing activities:
           Purchase of treasury shares.......................................             (457)                -
           Proceeds from issuance of common stock............................               96                 -
           Proceeds from issuance of long-term debt..........................                -             4,500
           Repayment of long-term debt.......................................             (135)           (1,992)
           Principal payments under capital lease obligation.................              (12)              (75)
           Net change in revolving line of credit............................           (1,674)            1,387
                                                                                --------------    --------------

                     Net cash provided by (used for) financing activities....           (2,182)            3,820
                                                                                --------------    --------------

        Net decrease in cash and cash equivalents............................             (208)              (37)
        Cash and cash equivalents at beginning of period.....................              777               831
                                                                                --------------    --------------

        Cash and cash equivalents at end of period...........................   $          569    $          794
                                                                                ==============    ==============

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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve week period ended April 10, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the year ended September 26, 1998.


2.       Inventories

         Inventories consist of the following:

                                             April 10,        September 26,
                                                1999              1998
                                           --------------    ---------------

         Raw materials and supplies.....   $  3,074,000       $  2,832,000
         Finished goods.................      2,412,000          2,804,000
                                           ------------       ------------
                                           $  5,486,000       $  5,636,000
                                           ============       ============



3.       Discontinued Company-Owned Retail Store Operations

         On May 29, 1998, the Company announced that it had adopted a plan to discontinue its company-owned retail store operations. The Company has closed all of its retail stores as of April 10, 1999. Accordingly, the retail stores are reported as discontinued operations for all periods presented. Under generally accepted accounting principles, the operating results of such operations are being segregated from the continuing operations and reported separately on the statement of operations.

         The estimated loss on disposal of the retail store operations of $1,259,000 (net of a tax benefit of $834,000) was included in the third quarter of fiscal 1998 results. The pre-tax loss on disposal of $2,093,000 consisted of an estimated loss on disposal of the business of $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal includes provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits. During the second quarter of fiscal 1999, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs.

         Net sales from the retail store operations were $207,000 and $2,227,000 for the twenty-eight weeks ended April 10, 1999 and April 11, 1998, respectively. The loss from operations of the discontinued operations from May 29, 1998 through April 10, 1999 approximated the provision for anticipated losses recorded in fiscal 1998. Net proceeds from the sale of retail assets totaled $68,000 in the second quarter of fiscal 1999, $86,000 in the first quarter of fiscal 1999, and $118,000 in fiscal 1998.

         The assets and liabilities of the discontinued retail operations at April 10, 1999 are reflected as a net current liability in the accompanying consolidated balance sheet. The net liabilities of the discontinued operations in the April 10, 1999 accompanying consolidated balance sheet are summarized as follows:




         Current assets, net...............................................................   $    87,000
         Fixed assets, net.................................................................        46,000
         Deferred tax assets, net..........................................................       155,000
         Estimated accrued losses and other costs on disposal of discontinued operations...      (433,000)
                                                                                              -----------
         Net accrued losses and other costs of discontinued operations, net................   $  (145,000)
                                                                                              ===========

4.       Earnings per share

         The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):

                                                                Twelve weeks ended           Twenty-eight weeks ended
                                                           ----------------------------    ----------------------------
                                                             April 10,       April 11,       April 10,         April 11,
                                                               1999            1998            1999            1998
                                                           ------------    ------------    ------------    ------------

         Numerator - basic and diluted earnings per
         share :
         Net income (loss) from continuing operations....  $        358    $       (224)   $        899    $        (44)
                                                           ============    ============    ============    ============
         Denominator:
         Basic earnings per share - weighted average
         shares outstanding..............................     3,483,044       3,530,818       3,501,446       3,530,818
         Effect of dilutive securities - stock options...        54,366               -          22,509               -
                                                           ============    ============    ============    ============
         Diluted earnings per share - weighted average
         shares outstanding..............................     3,537,410       3,530,818       3,523,955       3,530,818
                                                           ============    ============    ============    ============

         Basic earnings per share........................  $       0.10    $      (0.06)   $       0.25    $      (0.01)
         Diluted earnings per share......................  $       0.10    $      (0.06)   $       0.25    $      (0.01)


         For the twelve weeks ended April 10, 1999, options to purchase 291,083 shares of common stock at exercise prices ranging from $7.00 to $10.00 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares. These options were still outstanding at April 10, 1999.


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




      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Overview
         --------

         For the twenty-eight weeks ended April 10, 1999, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 94.0% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company's direct mail operation accounted for approximately 6.0% of net sales during the same period.

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


         Coffee Prices, Availability and General Risk Factors
         ----------------------------------------------------

         Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. Since May 1997, when it reached historical highs, the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) has generally been declining. In response to this decline, the Company decreased its selling prices in the first quarter of fiscal 1998, in the fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999. Green coffee costs generally continued to decline in the first half of fiscal 1999. The Company believes that the "C" price of coffee will remain highly volatile in future periods. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials are also subject to significant variations. There can be no assurance that the Company will be successful in passing any upward green coffee cost fluctuations on to the customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts and buys options to hedge price-to-be-established coffee purchase commitments.

         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in the availability and cost of green coffee, the impact of the loss of one or more major customers, economic conditions, prevailing interest rates, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, Year 2000 issues, weather and special or unusual events, as well as other risk factors described in the Company's Annual Report on Form 10-K for the year ended September 26, 1998, and other factors described from time to time in the Company's other filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.


         Results of Operations
         ---------------------


                                                          Twelve weeks ended               Twenty-eight weeks ended
                                                  ---------------------------------    --------------------------------

                                                  April 10, 1999     April 11, 1998    April 10, 1999    April 11, 1998
                                                  --------------     --------------    --------------    --------------

        Net sales...............................         100.0 %            100.0 %           100.0 %           100.0 %
        Cost of sales...........................          61.5 %             68.5 %            62.1 %            67.7 %
                                                  --------------     --------------    --------------    --------------

             Gross profit                                 38.5 %             31.5 %            37.9 %            32.3 %


        Selling and operating expenses..........          25.7 %             25.6 %              25.1 %          24.1 %
        General and administrative expenses.....           7.6 %              7.7 %             7.3 %             7.4 %
                                                  --------------     --------------    -------------     --------------

             Operating income (loss)............           5.2 %             (1.8)%             5.5 %             0.8 %

        Other income............................           0.0 %              0.0 %             0.0 %             0.1 %
        Interest expense........................          (1.2)%             (1.5)%            (1.3)%            (1.3)%
                                                  ---------------    --------------    -------------     --------------
             Income (loss) from continuing
             operations before taxes............           4.0 %             (3.3)%             4.2 %            (0.4)%

        Income tax (expense) benefit............          (1.5)%              1.6 %            (1.6)%             0.3 %
                                                  --------------     --------------    -------------     --------------

             Income (loss) from continuing
             operations.........................           2.5 %             (1.7)%             2.6 %            (0.1)%
                                                  --------------     --------------    --------------    --------------
        Income (loss) from discontinued
        operations, net of tax
        (expense) benefits......................           1.3 %             (1.3)%             0.5 %            (0.8)%
                                                  --------------     --------------    --------------    --------------

             Net income (loss)..................           3.8 %             (3.0)%             3.1 %            (0.9)%
                                                  ===============    ==============    ==============    ==============


         Twelve  Weeks Ended April 10, 1999 Versus  Twelve Weeks Ended April 11,
         -----------------------------------------------------------------------
         1998
         ----


         Net sales from continuing operations increased by $1,626,000, or 12.7%, from $12,826,000 for the twelve weeks ended April 11, 1998 (the "1998 period") to $14,452,000 for the twelve weeks ended April 10, 1999 (the "1999 period"). Coffee pounds sold from continuing operations increased by approximately 244,000 pounds, or 13.7%, from approximately 1,786,000 pounds in the 1998 period to approximately 2,030,000 pounds in the 1999 period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to decreases in Green Mountain's selling prices for coffee during fiscal 1998 and the first quarter of fiscal 1999 as a result of lower green coffee costs.

         The increase in net sales from continuing operations is attributable to the wholesale area in which net sales increased by $1,551,000, or 12.7%, from $12,172,000 for the 1998 period to $13,723,000 for the 1999 period. The wholesale net sales increase resulted primarily from the growth in certain large accounts in the supermarket and convenience store categories.

         Gross profit from continuing operations increased by $1,517,000, or 37.5%, from $4,043,000 for the 1998 period to $5,560,000 for the 1999 period. As a percentage of net sales, gross profit from continuing operations increased 7.0 percentage points from 31.5% for the 1998 period to 38.5% for the 1999 period. The increase in gross profit as a percentage of sales was due primarily to the lower green coffee costs.

         Selling and operating expenses from continuing operations increased by $420,000, or 12.8%, from $3,291,000 for the 1998 period to $3,711,000 for the 1999 period. Selling and operating expenses from continuing operations increased 0.1 percentage point as a percentage of sales from 25.6% in the 1998 period to 25.7% in the 1999 period. The dollar increase in selling and operating expense was primarily due to increased sales personnel expenses, as well as increased advertising and promotional expenses.

         General and administrative expenses increased by $115,000, or 11.6%, from $988,000 for the 1998 period to $1,103,000 for the 1999 period, but decreased 0.1 percentage points as a percentage of sales from 7.7% for the 1998 period to 7.6% for the 1999 period.

         As a result of the foregoing, operating income from continuing operations increased by $982,000, from an operating loss of $236,000 for the 1998 period to operating income of $746,000 for the 1999 period.

         Interest expense decreased by $18,000, or 9.3%, from $193,000 for the 1998 period to $175,000 for the 1999 period. The decrease is due to the reduction in long-term debt, which was made possible by positive cash flows from operations over the past three fiscal quarters.

         Income tax expense from continuing operations increased $421,000, from a tax benefit of $201,000 for the 1998 period to a tax expense of $220,000 for the 1999 period, as a result of the Company's increased income from continuing operations. It is expected that the Company's effective tax rate will approximate 38% for the remaining quarters of fiscal 1999.

         Income from continuing operations increased by $582,000, from a loss of $224,000 for the 1998 period to income of $358,000 in the 1999 period.

         During the 1998 period, the loss from discontinued operations was $163,000 (net of income tax benefits of $108,000). In the third quarter of fiscal 1998, the Company announced that it was discontinuing its unprofitable retail store operation and recorded an estimated charge on disposal of $1,259,000 (net of income tax benefits of $834,000). As of April 10, 1999, the Company had closed all its retail stores. The Company recorded a partial reversal of its original estimated loss on disposal of $186,000 (net of income tax of $114,000), due to larger than expected proceeds from the sale of assets and lower lease termination costs.

         Net income increased $931,000, from a net loss of $387,000 in the 1998 period to net income of $544,000 in the 1999 period.


         Twenty-eight Weeks Ended April 10, 1999 Versus Twenty-eight Weeks Ended
         -----------------------------------------------------------------------
         April 11, 1998
         --------------


         Net sales from continuing operations increased by $4,717,000, or 15.8%, from $29,803,000 for the twenty-eight weeks ended April 11, 1998 (the "1998 YTD period") to $34,520,000 for the twenty-eight weeks ended April 10, 1999 (the "1999 YTD period"). Coffee pounds sold from continuing operations increased by approximately 731,000 pounds, or 18.0%, from approximately 4,072,000 pounds in the 1998 YTD period to approximately 4,803,000 pounds in the 1999 YTD period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to decreases in Green Mountain's selling prices for coffee during fiscal 1998 and the first quarter of fiscal 1999 as a result of lower green coffee costs.

         The increase in net sales from continuing operations is attributable to the wholesale area in which net sales increased by $4,487,000, or 16.0%, from $27,977,000 for the 1998 YTD period to $32,464,000 for the
         1999 YTD period. The wholesale net sales increase resulted primarily from the growth in certain large accounts in the supermarket, convenience store and office coffee categories.

         Gross profit from continuing operations increased by $3,449,000, or 35.8%, from $9,639,000 for the 1998 YTD period to $13,088,000 for the
         1999 YTD period. As a percentage of net sales, gross profit from continuing operations increased 5.6 percentage points from 32.3% for the 1998 YTD period to 37.9% for the 1999 YTD period. The increase in gross profit as a percentage of sales was due primarily to the lower green coffee costs.

         Selling and operating expenses from continuing operations increased by $1,484,000, or 20.6%, from $7,195,000 for the 1998 YTD period to
         $8,679,000 for the 1999 YTD period. Selling and operating expenses from continuing operations increased by 1 percentage point as a percentage of sales from 24.1% in the 1998 YTD period to 25.1% in the 1999 YTD period. The increase in selling and operating expense was primarily due to increased sales personnel expenses, as well as increased marketing and promotional expenses.

         General and administrative expenses increased by $291,000, or 13.2%, from $2,211,000 for the 1998 YTD period to $2,502,000 for the 1999 YTD period, but decreased 0.1 percentage points as a percentage of sales from 7.4% for the 1998 YTD period to 7.3% for the 1999 YTD period.

         As a result of the foregoing, operating income from continuing operations increased by $1,674,000, or 718.5%, from $233,000 for the 1998 YTD period to $1,907,000 for the 1999 YTD period.

         Interest expense increased by $68,000, or 16.7%, from $407,000 for the 1998 YTD period to $475,000 for the 1999 YTD period. The increase is due to the increased long-term debt to finance the Company's infrastructure investments in fiscal 1998.

         Income tax expense from continuing operations increased $635,000, from an income tax benefit of $91,000 for the 1998 YTD period to an income tax expense of $544,000 for the 1999 YTD period.

         Income from continuing operations increased by $943,000, from a loss of $44,000 for the 1998 YTD period to income of $899,000 in the 1999 YTD period.

         During the 1998 YTD period, the loss from discontinued operations was $239,000 (net of income tax benefits of $159,000). As explained above, during the 1999 YTD period, the Company adjusted its original estimate of the loss on disposal of the retail stores operation, thereby resulting in income from discontinued operation of $186,000 (net of income tax expense of $114,000).

         Net income increased $1,368,000, from a loss of $283,000 in the 1998 YTD period to income of $1,085,000 in the 1999 YTD period.


         Liquidity and Capital Resources
         -------------------------------


         Working capital decreased $445,000 to $7,407,000 at April 10, 1999 from $7,852,000 at September 26, 1998. This decrease is primarily attributable to higher accounts payable. The increase in accounts payable was due to the timing of green coffee deliveries near the end of the second quarter of fiscal 1999.

         During the 1999 YTD period, Green Mountain had capital expenditures of $1,262,000, including $903,000 for equipment on loan to wholesale customers, $148,000 for computer equipment and $118,000 for production equipment. Cash used for capital expenditures related to continuing operations aggregated $2,165,000 during the 1998 YTD period, and included $803,000 for equipment loaned to wholesale customers, $665,000 for leasehold improvements and fixtures, $288,000 for production equipment, and $342,000 for computer hardware and software. Cash used to fund the capital expenditures in the 1999 YTD period was obtained from net cash provided by operating activities.

         The Company currently plans to make capital expenditures in fiscal 1999 of approximately $2,650,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         The Company maintains a $9,000,000 line of credit with Fleet Bank - NH, the availability of which is subject to the Company's accounts receivable and inventory levels. At April 10, 1999, the outstanding balance on the Fleet line of credit was $3,476,000 and the amount remaining available was $3,445,000. The Fleet credit facility also provides for $4,500,000 of term debt, all of which outstanding at April 10, 1999. The Fleet credit facility is subject to certain quarterly covenants, which the Company was in compliance with at April 10, 1999.

         Management believes that cash flow from operations, existing cash and available borrowings under its credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the remainder of calendar 1999.


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

         Manufacturing, facilities and embedded chip technology. The Company has completed the inventory of its computer hardware, manufacturing, security and communication systems which are vital to its daily operations and could present a Year 2000 risk. All PC hardware susceptible to fail after the Year 2000 was replaced in the normal course of business over the past three years. Major vendors of manufacturing equipment, security equipment, and communication systems have been contacted and the Company is presently compiling information on replacement costs of non-compliant equipment. Although the initial information gathering phase was completed as of May 15, 1999, the Company will continue to follow closely through the remainder of 1999 the progress of key vendors who are still in the process of becoming Year 2000 compliant.

         External noncompliance by customers and suppliers. The Company has contacted its critical suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. Although a majority of key suppliers had informed the Company of their Year 2000 status as of May 15, 1999, the Company is still in the process of assessing the status of some vendors. It is expected that this assessment process will by completed by the end of June 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such compliant suppliers and service providers. The Company has also contacted its key customers and is attempting to assess their Year 2000 readiness. Although it has received indications that major customers are working on Year 2000 compliance, the Company expects to receive fewer formal responses from its customers than its vendors and can give no assurance that a complete assessment of customers Year 2000 readiness will be possible.

         ACTUAL AND ANTICIPATED COSTS

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $125,000, excluding internal costs consisting primarily of payroll and benefits of employees working on Year 2000 issues. This estimate does not include the conversion to PeopleSoft, since those replacement costs were not due to, or accelerated by, the Year 2000 Project. Through April 10, 1999, the Company has not incurred expenses directly related to the Year 2000 Project. The estimated future costs of the Year 2000 Project is $125,000, of which approximately (1) $100,000 relates to the replacement costs of manufacturing, security and communication equipment and (2) $25,000 relates to replacement costs of non-compliant software.

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

         CONTINGENCY PLANS

         As of May 15, 1999, the Company has not developed a contingency plan related to Year 2000. The Company is planning on developing a contingency plan by the end of June 1999.


         Deferred Income Taxes
         ---------------------

         The Company had net deferred tax assets of $1,543,000 at April 10, 1999. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,355,000 (including $2,306,000 primarily related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.


         Factors Affecting Quarterly Performance
         ---------------------------------------

         Historically, the Company has experienced significant variations in sales from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Year over year quarterly earnings comparisons will also show significant variations due to the discontinuation of the company-owned retail store operation in the third quarter of fiscal 1998.




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


                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Registrant held its 1999 Annual Meeting of Stockholders on March 26, 1999 at its offices in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

         (b-c) At the Annual Meeting the stockholders voted as follows on the following matters:

         Election of Directors

         VOTES

         Nominee                    For                       Withheld
         --------------------------------------------------------------
         Robert P. Stiller          3,252,043                 16,079
         Robert D. Britt            3,251,943                 16,179
         Stephen J. Sabol           3,251,943                 16,179
         Jonathan C. Wettstein      3,247,343                 20,779
         William D. Davis           3,247,714                 20,408
         Jules A. del Vecchio       3,250,143                 17,979
         Hinda Miller               3,249,843                 18,279
         David E. Moran             3,249,143                 18,979


         Approval of the Green Mountain Coffee, Inc. 1998 Employee Stock Purchase Plan

         For                   Against             Abstain             Not voted
         ---------             -------             -------             ---------
         2,510,266             24,678              4,478               728,700


         Approval of the Green Mountain Coffee, Inc. 1999 Stock Option Plan

         For                   Against             Abstain             Not voted
         ---------             -------             -------             ---------
         2,464,128             69,786              5,508               728,700



Item 6.  Exhibits and Reports on Form 8-K


 (a) Exhibits:

         3.1          Certificate of Incorporation(1)

         3.2          Bylaws(1)

         27           Financial Data Schedule.

(b) No reports on Form 8-K were filed during the twelve weeks ended April 10, 1999.

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




                            GREEN MOUNTAIN COFFEE, INC.

Date:   5/24/99             By:  /s/ Robert P. Stiller
        ------------             -----------------------------------------------
                                 Robert P. Stiller,
                                 President and Chief Executive Officer

Date:   5/24/99             By: /s/ Robert D. Britt
        ------------            ------------------------------------------------
                                Robert D. Britt,
                                Chief Financial Officer, Treasurer and Secretary