Form 10-Q
period 1999-07-03
GREEN MOUNTAIN COFFEE INC
filed 1999-08-09
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the twelve weeks ended July 3, 1999

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

     As of July 26, 1999, 3,519,635 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                                July 3,     September 26,
                                                                                 1999            1998
                                                                               --------     -------------
                                                                             (unaudited)
         Assets
Current assets:
   Cash and cash equivalents..............................................    $     958     $         777
   Receivables, less allowances of $180 at July 3, 1999
    and $378 at September 26, 1998........................................        5,450             4,789
   Inventories............................................................        5,342             5,636
   Other current assets...................................................          536               489
   Loans to officers......................................................          523               185
   Deferred income taxes, net.............................................          695               880
                                                                             ----------     -------------

         Total current assets.............................................       13,504            12,756

Fixed assets, net.........................................................       10,264            10,800
Other long-term assets....................................................          254               270
Deferred income taxes, net................................................          409               737
                                                                             ----------     -------------

Total assets..............................................................   $   24,431     $      24,563
                                                                             ==========     =============

         Liabilities and Stockholders' Equity
 Current liabilities:
   Current portion of long-term debt......................................   $      233     $         249
   Current portion of obligation under capital lease......................            -                12
   Accounts payable.......................................................        3,547             3,131
   Accrued payroll........................................................          878               827
   Accrued expenses.......................................................          612               507
   Accrued losses and other costs of discontinued operations, net.........          185               178
                                                                             ----------     -------------

        Total current liabilities.........................................        5,455             4,904
                                                                             ----------     -------------

Long-term debt............................................................        3,858             5,041
                                                                             ----------     -------------

Long-term line of credit..................................................        4,234             5,150
                                                                             ----------     -------------

Commitments and contingencies
Stockholders' equity:
  Common stock, $0.10 par value:
  Authorized - 10,000,000 shares; issued- 3,594,753 shares and
  3,545,841 shares at July 3, 1999 and September 26, 1998, respectively...          359               355
  Additional paid-in capital..............................................       13,287            13,018
  Accumulated deficit.....................................................       (2,268)           (3,868)
  Treasury shares, at cost:
  80,118 shares and 7,350 shares at July 3, 1999 and September 26,
  1998, respectively......................................................         (494)              (37)
                                                                             ----------     -------------

  Total stockholders' equity..............................................       10,884             9,468
                                                                             ----------     -------------

         Total liabilities and stockholders' equity.......................   $   24,431     $      24,563
                                                                             ==========     =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)

                                                                               Twelve weeks ended
                                                                          ----------------------------
                                                                          July 3, 1999    July 4, 1998
                                                                          ------------    ------------
                                                                                  (unaudited)

        Net sales......................................................   $     14,973     $    12,675

        Cost of sales..................................................          8,821           8,090
                                                                          ------------     -----------

            Gross profit...............................................          6,152           4,585

        Selling and operating expenses.................................          3,969           3,209
        General and administrative expenses............................          1,184           1,017
                                                                          ------------     -----------

            Operating income...........................................            999             359

        Other income (expenses)........................................             (5)             13
        Interest expense...............................................           (164)           (241)
                                                                          ------------     -----------

            Income from continuing operations before income taxes......            830             131

        Income tax expense.............................................           (315)            (52)
                                                                          ------------     -----------

            Income from continuing operations..........................            515              79

              Discontinued operations:

             Loss from discontinued retail stores operations, net of
             income tax benefit of $37 for 1998........................              -             (56)

             Loss on disposal of retail stores operations, including a
             provision of $342 for operating losses during the
             phase-out period, net of income tax benefit of $834.......              -          (1,259)
                                                                          ------------     -----------
             Net income (loss).........................................   $        515     $    (1,236)
                                                                          ============     ===========

             Basic income (loss) per share:

             Weighted average shares outstanding.......................      3,494,399       3,530,818
             Income from continuing operations.........................   $       0.15     $      0.02
             Loss from discontinued operations.........................              -     $     (0.37)
                                                                          ------------     -----------
             Net income (loss).........................................   $       0.15     $     (0.35)
                                                                          ============     ===========

             Diluted income (loss) per share:

             Weighted average shares outstanding.......................      3,552,574       3,534,228
             Income from continuing operations.........................   $       0.14     $      0.02
             Loss from discontinued operations.........................              -     $     (0.37)
                                                                          ------------     -----------
             Net income (loss).........................................   $       0.14     $     (0.35)
                                                                          ============     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)

                                                                                Forty weeks ended
                                                                          ----------------------------
                                                                          July 3, 1999    July 4, 1998
                                                                          ------------    ------------
                                                                                  (unaudited)

        Net sales......................................................   $     49,493     $    42,479

        Cost of sales..................................................         30,253          28,255
                                                                          ------------     -----------

            Gross profit...............................................         19,240          14,224

        Selling and operating expenses.................................         12,648          10,404
        General and administrative expenses............................          3,686           3,228
                                                                          ------------     -----------

            Operating income...........................................          2,906             592

        Other income...................................................              6              53
        Interest expense...............................................           (639)           (647)
                                                                          ------------     -----------

            Income (loss) from continuing operations before income
            taxes......................................................          2,273              (2)

        Income tax (expense) benefit...................................           (859)             39
                                                                          ------------     -----------

            Income from continuing operations                                    1,414              37

              Discontinued operations:

            Loss from discontinued retail stores operations, net of
            income tax benefit of $196 for 1998........................              -            (297)

            Income (loss) on disposal of retail stores operations
            (including a provision of $342 for operating losses during the phase-out period), net of income tax expense of $114
            and income tax benefit of $834 for 1999 and 1998,
            respectively...............................................            186          (1,259)
                                                                          ------------     -----------
            Net income (loss)..........................................   $      1,600     $    (1,519)
                                                                          ============     ===========

            Basic income (loss) per share:

            Weighted average shares outstanding........................      3,499,299       3,530,818
            Income from continuing operations..........................   $       0.40     $      0.01
            Income (loss) from discontinued operations.................   $       0.06     $     (0.44)
                                                                          ------------     -----------
            Net income (loss)..........................................   $       0.46     $     (0.43)
                                                                          ============     ===========

            Diluted income (loss) per share:

            Weighted average shares outstanding........................      3,532,541       3,541,966
            Income from continuing operations..........................   $       0.40     $      0.01
            Income (loss) from discontinued operations.................   $       0.05     $     (0.44)
                                                                          ============     ===========
            Net income (loss)..........................................   $       0.45     $     (0.43)
                                                                          ============     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                                                Forty weeks ended
                                                                          ----------------------------
                                                                          July 3, 1999    July 4, 1998
                                                                          ------------    ------------
                                                                                  (unaudited)

         Cash flows from operating activities:
           Net income (loss)...........................................   $      1,600     $    (1,519)
           Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
                Loss (income) from discontinued operations.............           (186)          1,556
                Depreciation and amortization..........................          2,261           1,992
                Loss (gain) on disposal of fixed assets................             16             (42)
                Provision for doubtful accounts........................            207             273
                Stock options compensation expense.....................              3               -
                Deferred income taxes..................................            513             (45)
                Changes in assets and liabilities:
                      Receivables......................................           (868)         (1,446)
                      Inventories......................................            294            (852)
                      Other current assets.............................           (411)            (83)
                      Other long-term assets, net......................            (34)              6
                      Accounts payable.................................            416            (987)
                      Accrued payroll..................................             51             100
                      Accrued expenses.................................            105             135
                                                                          ------------     -----------

                      Net cash provided by (used for) continuing
                       operations......................................          3,967            (912)
                      Net cash provided by (used for) discontinued
                       operations......................................            111            (440)
                                                                          ------------     -----------

                      Net cash provided by (used for) operating
                       activities......................................          4,078          (1,352)
                                                                          ------------     -----------

        Cash flows from investing activities:
           Capital expenditures for fixed assets.......................         (1,801)         (2,902)
           Capital expenditures for discontinued operations............              -            (208)
           Proceeds from disposals of fixed assets.....................             60             119
           Proceeds from disposal of discontinued operations...........            158              20
                                                                          ------------     -----------
                      Net cash used for investing activities...........         (1,583)         (2,971)
                                                                          ------------     -----------
        Cash flows from financing activities:
           Purchase of treasury shares.................................           (457)              -
           Proceeds from issuance of common stock......................            270               -
           Proceeds from issuance of long-term debt....................              -           4,500
           Repayment of long-term debt.................................         (1,199)         (2,067)
           Principal payments under capital lease obligation...........            (12)            (97)
           Net change in revolving line of credit.......................          (916)          1,515
                                                                          ------------     -----------
                      Net cash provided by (used for) financing
                       activities.......................................        (2,314)          3,851
                                                                          ------------     -----------

        Net increase (decrease) in cash and cash equivalents...........            181            (472)
        Cash and cash equivalents at beginning of period...............            777             831
                                                                          ------------     -----------
        Cash and cash equivalents at end of period.....................   $        958     $       359
                                                                          ============     ===========

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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve week period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the year ended September 26, 1998.


2.       Inventories

         Inventories consist of the following:

                                                    July 3,      September 26,
                                                     1999            1998
                                                -------------    -------------
         Raw materials and supplies..........   $   3,254,000    $   2,832,000
         Finished goods......................       2,088,000        2,804,000
                                                -------------    -------------
                                                $   5,342,000    $   5,636,000
                                               ===============   =============



3.       Discontinued Company-Owned Retail Store Operations

         On May 29, 1998, the Company announced that it had adopted a plan to discontinue its company-owned retail store operations. The Company had closed all of its retail stores by the end of the second fiscal quarter of 1999. Accordingly, the retail stores are reported as discontinued operations for all periods presented. Under generally accepted accounting principles, the operating results of such operations are being segregated from the continuing operations and reported separately on the statement of operations.

         The estimated loss on disposal of the retail store operations of $1,259,000 (net of a tax benefit of $834,000) was included in the third quarter of fiscal 1998 results. The pre-tax loss on disposal of $2,093,000 consisted of an estimated loss on disposal of the business of $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal includes provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits. During the second quarter of fiscal 1999, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs.

         Net sales from the retail store operations were $207,000 and $3,033,000 for the forty weeks ended July 3, 1999 and July 4, 1998, respectively. The loss from operations of the discontinued operations from May 29, 1998 through July 3, 1999 approximated the provision for anticipated losses recorded in fiscal 1998. Net proceeds from the sale of retail assets totaled $72,000 in the second quarter of fiscal 1999, $86,000 in the first quarter of fiscal 1999, and $118,000 in fiscal 1998.

         The assets and liabilities of the discontinued retail operations at July 3, 1999 are reflected as a net current liability in the accompanying consolidated balance sheet. The net liabilities of the discontinued operations in the July 3, 1999 accompanying consolidated balance sheet are summarized as follows:

         Current assets, net.....................................   $    25,000
         Fixed assets, net.......................................        46,000
         Deferred tax assets, net................................       140,000
         Estimated accrued losses and other costs on disposal
          of discontinued operations.............................      (396,000)
                                                                      ----------
         Net accrued losses and other costs of discontinued
          operations, net........................................   $  (185,000)
                                                                    ============

4.       Earnings per share

         The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):

                                                                 Twelve weeks ended                Forty weeks ended
                                                            -----------------------------     -----------------------------
                                                            July 3, 1999     July 4, 1998     July 3, 1999     July 4, 1998
                                                            ------------     ------------     ------------     ------------
         Numerator - basic and diluted earnings per
         share :
         Net income from continuing operations...........   $        515    $          79     $      1,414     $         37
                                                            ============    =============     ============     ============
         Denominator:
         Basic earnings per share - weighted average
         shares outstanding..............................      3,494,399        3,530,818        3,499,299        3,530,818
         Effect of dilutive securities - stock options...         58,175            3,410           33,242           11,148
                                                            ------------    -------------     ------------     ------------
         Diluted earnings per share - weighted average
         shares outstanding..............................      3,552,574        3,534,228        3,532,541        3,541,966
                                                            ============    ==============    ============     ============

         Basic earnings per share                           $       0.15    $        0.02     $       0.40     $       0.01
         Diluted earnings per share                         $       0.14    $        0.02     $       0.40     $       0.01


         For the twelve weeks ended July 3, 1999 and July 4, 1998, anti-dilutive shares of 262,326 and 400,912, and for the forty weeks ended July 3, 1999 and July 4, 1998, anti-dilutive shares of 299,519 and 359,840, respectively, have been excluded from the calculation of EPS.


5.       Derivative instruments and hedging activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 2000, which is fiscal year 2001 for the Company.


      Item 2.     Management's  Discussion and  Analysis of  Financial Condition
                 and Results of Operations


         OVERVIEW

         For the forty weeks ended July 3, 1999, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 94.0% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and office coffee services. The Company's direct mail operation sells coffee to coffee club, catalog, e-commerce, small business and corporate gifting customers and accounted for approximately 6.0% of net sales during the same period.

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


         COFFEE PRICES, AVAILABILITY AND GENERAL RISK FACTORS

         Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. Since May 1997, when it reached historical highs, the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) has generally been declining. In response to this decline, the Company decreased its selling prices in the first quarter of fiscal 1998, in the fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999. Green coffee costs generally continued to decline in the three quarters of fiscal 1999. The Company believes that the "C" price of coffee will remain highly volatile in future periods. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials are also subject to significant variations. There can be no assurance that the Company will be successful in passing any upward green coffee cost fluctuations on to the customers without losses in sales volume or gross profit. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross profit margin. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts and buys options to hedge price-to-be-established coffee purchase commitments.

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


RESULTS OF OPERATIONS

                                                       Twelve weeks ended              Forty weeks ended
                                                  ---------------------------     ----------------------------
                                                  July 3, 1999    July 4, 1998    July 3, 1999    July 4, 1998
                                                  ------------    ------------    ------------    ------------

        Net sales..............................        100.0 %         100.0 %         100.0 %         100.0 %
        Cost of sales..........................         58.9 %          63.9 %          61.1 %          66.5 %
                                                  ------------    ------------    ------------    ------------

             Gross profit......................         41.1 %          36.1 %          38.9 %          33.5 %

        Selling and operating expenses.........         26.5 %          25.3 %          25.6 %          24.5 %
        General and administrative expenses....          7.9 %           8.0 %           7.4 %           7.6 %
                                                  ------------    ------------    ------------    ------------

             Operating income..................          6.7 %            2.8%           5.9 %           1.4 %

        Other income...........................          0.0 %           0.1 %           0.0 %           0.1 %
        Interest expense.......................         (1.2)%          (1.9)%          (1.3)%          (1.5)%
                                                  ------------    ------------    ------------    ------------

             Income from continuing
             operations before taxes...........          5.5 %           1.0 %           4.6 %           0.0 %

        Income tax (expense) benefit...........         (2.1)%          (0.4)%          (1.7)%           0.1 %
                                                  ------------    ------------    ------------    ------------

             Income from continuing
             operations........................          3.4 %           0.6 %           2.9 %           0.1 %
                                                  ------------    ------------    ------------    ------------

        Income (loss) from discontinued operations,
         net of tax (expense) benefits.........              -          (0.5)%               -          (0.7)%
        Loss on disposal of retail operations..              -          (9.9)%           0.3 %          (3.0)%
                                                  ------------    ------------    ------------    ------------

             Net income (loss).................          3.4 %          (9.8)%           3.2 %          (3.6)%
                                                 =============    ============    ============    ============


         TWELVE WEEKS ENDED JULY 3, 1999 VERSUS TWELVE WEEKS ENDED JULY 4, 1998

         Net sales from continuing operations increased by $2,298,000, or 18.1%, from $12,675,000 for the twelve weeks ended July 4, 1998 (the "1998 period") to $14,973,000 for the twelve weeks ended July 3, 1999 (the "1999 period"). Coffee pounds sold from continuing operations increased by approximately 307,000 pounds, or 17.1%, from approximately 1,794,000 pounds in the 1998 period to approximately 2,101,000 pounds in the 1999 period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to increased sales of convenience coffee products with higher sales prices per pound.

         The increase in net sales from continuing operations is attributable to the wholesale area in which net sales increased by $2,214,000, or 18.4%, from $12,040,000 for the 1998 period to $14,254,000 for the 1999 period. The wholesale net sales increase resulted primarily from the growth in certain accounts in the office coffee service and convenience store categories.

         Gross profit from continuing operations increased by $1,567,000, or 34.2%, from $4,585,000 for the 1998 period to $6,152 ,000 for the 1999 period. As a percentage of net sales, gross profit from continuing operations increased 5.0 percentage points from 36.1% for the 1998 period to 41.1% for the 1999 period. The increase in gross profit as a percentage of sales was due primarily to the lower green coffee costs.

         Selling and operating expenses from continuing operations increased by $760,000, or 23.7%, from $3,209,000 for the 1998 period to $3,969,000 for the 1999 period. Selling and operating expenses from continuing operations increased 1.2 percentage points as a percentage of sales from 25.3% in the 1998 period to 26.5% in the 1999 period. The increase in selling and operating expense as a percentage of sales was primarily due to increased marketing and promotional expenses.

         General and administrative expenses increased by $167,000, or 16.4%, from $1,017,000 for the 1998 period to $1,184,000 for the 1999 period, but decreased 0.1 percentage points as a percentage of sales from 8.0% for the 1998 period to 7.9% for the 1999 period.

         As a result of the foregoing, operating income from continuing operations increased by $640,000, or 178.3%, from $359,000 for the 1998 period to $999,000 for the 1999 period.

         Interest expense decreased by $77,000, or 32.0%, from $241,000 for the 1998 period to $164,000 for the 1999 period. The decrease is due to the reduction in long-term debt, which was made possible by positive cash flows from operations over the past four fiscal quarters.

         Income tax expense from continuing operations increased $263,000, or 505.8%, from $52,000 for the 1998 period to $315,000 for the 1999 period, as a result of the Company's increased income from continuing operations. It is expected that the Company's effective tax rate will approximate 38% for the remaining quarter of fiscal 1999, and then rise to 40% in fiscal 2000.

         Income from continuing operations increased by $436,000, or 551.9%, from $79,000 for the 1998 period to income of $515,000 in the 1999 period.

         During the 1998 period, the Company announced that it was discontinuing its unprofitable company-owned retail store operation and recorded an estimated charge on disposal of $1,259,000 (net of income tax benefits of $834,000). The loss from discontinued operations in the 1998 period was $56,000 (net of income tax benefits of $37,000).

         Net income increased $1,751,000, from a net loss of $1,236,000 in the 1998 period to net income of $515,000 in the 1999 period.


         FORTY WEEKS ENDED JULY 3, 1999 VERSUS FORTY WEEKS ENDED JULY 4, 1998

         Net sales from continuing operations increased by $7,014,000, or 16.5%, from $42,479,000 for the forty weeks ended July 4, 1998 (the "1998 YTD period") to $49,493,000 for the forty weeks ended July 3, 1999 (the "1999 YTD period"). Coffee pounds sold from continuing operations increased by approximately 1,038,000 pounds, or 17.7%, from approximately 5,866,000 pounds in the 1998 YTD period to approximately 6,904,000 pounds in the 1999 YTD period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to decreases in Green Mountain's selling prices for coffee during fiscal 1998 and the first quarter of fiscal 1999 as a result of lower green coffee costs.

         The increase in net sales from continuing operations is attributable to the wholesale area in which net sales increased by $6,699,000, or 16.7%, from $40,019,000 for the 1998 YTD period to $46,718,000 for the
         1999 YTD period. The wholesale net sales increase resulted primarily from the growth in certain accounts in the office coffee service and, to a lesser extent, supermarket categories.

         Gross profit from continuing operations increased by $5,016,000, or 35.3%, from $14,224,000 for the 1998 YTD period to $19,240,000 for the
         1999 YTD period. As a percentage of net sales, gross profit from continuing operations increased 5.4 percentage points from 33.5% for the 1998 YTD period to 38.9% for the 1999 YTD period. The increase in gross profit as a percentage of sales was due primarily to the lower green coffee costs.

         Selling and operating expenses from continuing operations increased by $2,244,000, or 21.6%, from $10,404,000 for the 1998 YTD period to
         $12,648,000 for the 1999 YTD period. Selling and operating expenses from continuing operations increased by 1.1 percentage points as a percentage of sales from 24.5% in the 1998 YTD period to 25.6% in the 1999 YTD period. The increase in selling and operating expense was primarily due to increased marketing and sales personnel expenses.

         General and administrative expenses increased by $458,000, or 14.2%, from $3,228,000 for the 1998 YTD period to $3,686,000 for the 1999 YTD period, but decreased 0.2 percentage points as a percentage of sales from 7.6% for the 1998 YTD period to 7.4% for the 1999 YTD period.

         As a result of the foregoing, operating income from continuing operations increased by $2,314,000, or 390.9%, from $592,000 for the 1998 YTD period to $2,906,000 for the 1999 YTD period.

         Income tax expense from continuing operations increased $898,000, from an income tax benefit of $39,000 for the 1998 YTD period to an income tax expense of $859,000 for the 1999 YTD period.

         Income from continuing operations increased by $1,377,000, from $37,000 for the 1998 YTD period to income of $1,414,000 in the 1999 YTD period.

         As noted above, the Company recorded a loss on disposal of $1,259,000 during the 1998 YTD period. During the 1999 YTD period, the Company recorded a partial reversal of its original estimated loss on disposal of $186,000 (net of income tax of $114,000), due to larger than expected proceeds from the sale of assets and lower lease termination costs. During the 1998 YTD period, the loss from discontinued operations was $297,000 (net of income tax benefits of $196,000).

         Net income increased $3,119,000, from a loss of $1,519,000 in the 1998 YTD period to income of $1,600,000 in the 1999 YTD period.


         LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased $197,000 to $8,049,000 at July 3, 1999 from $7,852,000 at September 26, 1998. This increase is primarily attributable to higher accounts receivable, partially offset by lower inventories and higher accounts payable.

         During the 1999 YTD period, Green Mountain had capital expenditures of $1,801,000, including $1,196,000 for equipment on loan to wholesale customers, $291,000 for computer equipment and $219,000 for production equipment. Cash used for capital expenditures related to continuing operations aggregated $2,902,000 during the 1998 YTD period, and included $1,244,000 for equipment loaned to wholesale customers,
         $789,000 for leasehold improvements and fixtures, $318,000 for production equipment, and $425,000 for computer hardware and software. Cash used to fund the capital expenditures in the 1999 YTD period was obtained from net cash provided by operating activities.

         The Company currently plans to make capital expenditures in fiscal 1999 of approximately $2,500,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         The Company maintains a $9,000,000 line of credit with Fleet Bank - NH, the availability of which is subject to the Company's accounts receivable and inventory levels. At July 3, 1999, the outstanding balance on the Fleet line of credit was $4,234,000 and the amount remaining available was $2,884,000. The Fleet credit facility also provides for $4,500,000 of revolving term debt, of which $3,500,000 was outstanding at July 3, 1999. The Fleet credit facility is subject to certain quarterly covenants, which the Company was in compliance with at July 3, 1999.

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

         Company state of readiness
         --------------------------

         Internal business software. In early fiscal 1997, the Company began a Company-wide business systems replacement project with an enterprise-system from PeopleSoft, Inc. ("PeopleSoft"). The new system, which is expected to make approximately 90% of the Company's business computer systems Year 2000 compliant, is over 90% complete and on schedule. Implementation is scheduled to be completed by the end of September 1999. The primary motivation to implement PeopleSoft was to reap the benefits of its enhanced functionality and features to improve operations and customer service as the Company grows. Besides the implementation of Peoplesoft, there were no other significant information technology projects (IT) planned. Therefore, the Year 2000 project has not caused significant delays in other IT projects.

         Besides the enterprise-wide information system, software upgrades which take place in the normal course of business are expected to tend to the majority of the Year 2000 problems related to internal business software. The Company migrated its direct mail operation to the PeopleSoft system on August 2nd, 1999.

         Manufacturing, facilities and embedded chip technology. The Company has completed the inventory of its computer hardware, manufacturing, security and communication systems which are vital to its daily operations and could present a Year 2000 risk. All PC hardware susceptible to fail after the Year 2000 was replaced in the normal course of business over the past three years. Based on the information received from major vendors of manufacturing equipment, security equipment, and communication systems, the Company assessed these vendors to be Year 2000 compliant or in the process of becoming compliant before the end of the calendar year.

         External noncompliance by customers and suppliers. The Company has contacted its critical suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. As of July 1, 1999, all key suppliers had given the Company reasonable assurances that they were Year 2000 compliant or in the process of becoming compliant before the end of the calendar year. The Company currently does not expect to have to change vendors because of Year 2000 issues with its existing vendors.

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

         Actual and anticipated costs
         ----------------------------

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $200,000, excluding internal costs consisting primarily of payroll and benefits of employees working on Year 2000 issues. This estimate does not include the conversion to PeopleSoft, since those replacement costs were not due to, or accelerated by, the Year 2000 Project. Through July 3, 1999, the Company has not incurred expenses directly related to the Year 2000 Project. The estimated future costs of the Year 2000 Project is $200,000, of which approximately (1) $75,000 relates to the replacement costs of communication equipment; (2) $100,000 relates to the addition of emergency backup systems such as power generators; and (2) $25,000 relates to replacement costs of non-compliant computer hardware.

         Risks
         -----

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

         Contingency plans
         -----------------

         As of August 1, 1999, the Company had developed a draft contingency plan related to Year 2000, which is currently being reviewed by management.


         DEFERRED INCOME TAXES

         The Company had net deferred tax assets of $1,244,000 at July 3, 1999. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,355,000 (including $2,306,000 primarily related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.


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


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K


 (a) Exhibits:

         3.1          Certificate of Incorporation(1)
         3.2          Bylaws1
         10.91        Stock  Option  Agreement dated  April 13, 1999 between the
                      Company and David E. Moran
         10.92        Stock  Option  Agreement  dated April 13, 1999 between the
                      Company and William D. Davis
         10.93        Stock  Option  Agreement  dated April 13, 1999 between the
                      Company and Jules A. del Vecchio
         10.94        Stock  Option  Agreement  dated April 13, 1999 between the
                      Company and Hinda Miller
         27           Financial Data Schedule.

(b) No reports on Form 8-K were filed during the twelve weeks ended July 3, 1999.

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


                           GREEN MOUNTAIN COFFEE, INC.

Date:     8/9/99                By:      /s/ Robert P. Stiller
       ------------             ------------------------------------------------
                                Robert P. Stiller,
                                President and Chief Executive Officer

Date:     8/9/99                By:      /s/ Robert D. Britt
       ------------             ------------------------------------------------
                                Robert D. Britt,
                                Chief Financial Officer, Treasurer and Secretary