Form 10-K
period 1999-09-25
GREEN MOUNTAIN COFFEE INC
filed 1999-12-22
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------



        (Mark One)

        [ X ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 25, 1999

                                       OR

        [ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to
        _____________


                         Commission file number 1-12340
                         ------------------------------


                           GREEN MOUNTAIN COFFEE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  03-0339228
----------------------------------------       ---------------------------------
   (State or other jurisdiction of             (IRS employer identification no.)
    incorporation or organization)

   33 Coffee Lane, Waterbury, Vermont                        05676
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip code)

                  Registrant's telephone number: (802) 244-5621
                  ---------------------------------------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.10 par value per share
                     --------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 30, 1999 was approximately $14,394,000 based upon the closing price of such stock on that date.

As of November 30, 1999, 3,464,433 shares of common stock of the registrant were outstanding. See "Market for the Registrant's Common Equity and Related Stockholder Matters."


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on March 9, 2000 have been incorporated by reference into Part III of this report. The registrant will file the definitive Proxy Statement by January 24, 2000.

                           GREEN MOUNTAIN COFFEE, INC.
                           Annual Report on Form 10-K

                                Table of Contents

                                                                            Page
                                     Part I
Item 1.        Business...................................................    4

Item 2.        Properties.................................................   15

Item 3.        Legal Proceedings..........................................   15

Item 4.        Submission of Matters to a Vote of Security Holders........   15

               Executive Officers of the Registrant.......................   16

                                     Part II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters........................................   18

Item 6.        Selected Financial Data....................................   19

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   19

Item 7A        Quantitative and Qualitative Disclosures about
               Market Risk................................................   29

Item 8.        Financial Statements and Supplementary Data................   30

Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosures..................................   30

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant.........   31

Item 11.       Executive Compensation.....................................   31

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.................................................   31

Item 13.       Certain Relationships and Related Transactions.............   31

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K...................................................   32

         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, the impact of the loss of a major customer, fluctuations in availability and cost of green coffee, economic conditions, prevailing interest rates, competition, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, Year 2000 issues, weather and special or unusual events, as well as other risk factors described in Item 1 of this report on Form 10-K for the year ended September 25, 1999 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

                                     PART I


Item 1. Business

The Company
-----------

         Green Mountain Coffee, Inc. ("the Company" or "Green Mountain" or "Green Mountain Coffee") roasts over 25 high-quality arabica coffees to produce over 60 varieties of coffee which it sells through a coordinated multi-channel distribution network in its wholesale and direct mail operations. This distribution network is designed to maximize brand recognition and product availability. The Company is one of the leading specialty coffee companies in its established markets.

         The majority of Green Mountain's revenue is derived from over 6,000 wholesale customer accounts located primarily in the northeastern United States. The wholesale operation serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

         The Company is a Delaware holding company formed in July 1993 whose only asset is the stock of Green Mountain Coffee Roasters, Inc. ("Roasters"), a Vermont corporation formed in 1981. As used herein, unless the context otherwise requires, references to "the Company" or "Green Mountain" or "Green Mountain Coffee" include the Company and Roasters.

         The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. As used herein, unless the context otherwise requires, references to "fiscal 1999", "fiscal 1998" or "fiscal 1997" represent the 52-week periods ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively.

         The Company's corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its email address for investor information is investor.services@gmcr.com. The address of the Company's Internet Web site is www.GreenMountainCoffee.com.

The Product
-----------

         Green Mountain is committed to providing the highest quality arabica coffees available from around the world. To achieve this goal, Green Mountain carefully selects its coffee beans and then "appropriate roasts(R)" the coffees to maximize their taste and flavor differences.

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

         The Company uses convection air roasters, which it believes offer a higher degree of flexibility than other commercially available roasters. In addition, the Company has developed specific roasting programs for each bean type to establish a Green Mountain "signature" for that bean type, which the Company calls its "appropriate roast". The Company believes that this roasting process distinguishes it from other specialty coffee companies and has resulted in strong customer brand loyalty.

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

Growth Strategy
---------------

         Green Mountain Coffee is focused on building the brand and profitably growing its business. At present, management believes that it can continue to grow sales internally over the next few years at a rate similar to its historical five-year average growth rate (in the range of 25 to 30 percent). At the same time, management is working at growing earnings at least as fast as revenue. These statements are forward-looking, and subject to the risks and uncertainties outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading, "Forward-looking information," beginning on page 19.

         In recent years, the primary growth in the coffee industry has come from the specialty coffee category, driven by the wider availability of high quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer education. Green Mountain has been benefiting from the overall market trend plus some carefully developed and distinctive advantages over its competitors.

         The presence of the Green Mountain Coffee Roasters(R) brand crosses over many different distribution channels and customer categories in its primary geographic market, the northeastern United States, thereby providing widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain's coffee is widely available throughout the day: at home in the morning, in hotels, on airplanes and trains, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, at the movie theatre, and at home again at the end of the day. In the Northeast, the Company also has a special events vehicle that can be seen at ski races, festivals and other venues. The vehicle along with many other special event activities provide great sampling opportunities and visibility to the brand.

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

         As brand awareness increases through trial by consumers of the Company's coffee by the cup, demand for whole bean sales of the Company's coffee for home consumption also increases. The National Coffee Association of USA, Inc. in its National Coffee Drinking Trends through 1999 study states that "over 75% of all coffee is consumed at home." As brand equity is built, wholesale expansion typically continues through customers such as supermarkets and specialty food stores, who in turn, sell the Company's whole bean coffee to consumers. This expansion process capitalizes upon this cup/whole bean inter-relationship and is designed to further increase Green Mountain's market share in geographic areas in which it already operates in order to increase sales density and drive operational and brand-equity efficiencies.

         In addition to its efforts to boost sales in its core geographic markets, the Company also seeks to introduce Green Mountain coffee in selected new markets across the United States, principally utilizing the Company's office coffee and convenience store channels. Flagship customers with a nationwide presence, such as Exxon Mobil Corporation and American Skiing Company, are also key to the Company's geographic expansion strategy, as they provide great visibility and sampling opportunities.

         In the direct mail area, the Company focuses solicitations on catalog customers who buy regularly from the Company, bed-and-breakfasts and other small businesses, and from members of the Company's "Coffee Club", a continuity program with customized standing orders for automatic re-shipment. Recently, a large portion of the Company's efforts in the direct mail segment have been directed towards increasing traffic on its Web site (www.GreenMountainCoffee.com), which is intended to build brand awareness nationwide and boost direct sales to consumers.

Recent Developments
-------------------

NEW PRODUCTS. The Company's partnership with Keurig, Inc. developed into an important growth driver in fiscal 1999, as the unique Keurig(R) one-cup brewing system gained significant momentum in the marketplace. Green Mountain Coffee now produces 12 coffee varieties in K-Cup(TM) portion packs designed for the Keurig Premium Coffee System(TM). Although the Company does not have exclusive rights, at present Green Mountain is the only coffee available for this unique system. The success with the Keurig system also helped Green Mountain develop relationships with a number of office coffee distributors, providing it an opportunity to also sell its traditional line of products through these distributors. In fiscal 1999, the Company doubled its number of office coffee distributors to nearly 200 at September 25, 1999, and coffee pounds sold through that channel grew 39.1% over the previous year. The Company's successful partnership with Perrier's Poland Springs operation remains the Company's largest customer in this channel. The Company intends to complete its nationwide coverage of its office coffee products in fiscal 2000.

         In September 1999, the Company introduced a new line of frozen granita and hot cappuccino beverages, two high-growth areas of the specialty beverage market. These products, which are marketed under the Monte Verde(TM) brand, complement the traditional line of specialty coffees and make Green Mountain a full-service provider to certain channels, such as convenience stores, which is expected to be an important competitive advantage.

         Green Mountain Coffee also enhanced its traditional line of coffees in fiscal 1999 by introducing a new regional Colombian coffee from the Popayan region of Colombia, three new flavored coffees (Belgian Chocolate Nut, Creme Brulee and Chocolate Truffle Cream), as well as a new Organic
House Blend(TM) Decaf to expand its offering of quality organic products.

CUSTOMERS. In addition to the strong gains in the office coffee channel described above, the Company continued to focus on other key channels of its wholesale business in fiscal 1999 and built stronger relationships with its major customers.

         Pounds sold through the supermarket channel grew 19.6% in fiscal 1999. Green Mountain coffee can now be purchased at over 570 supermarket locations. The increase in coffee pounds sold was especially strong in two large chains in the Northeast, Shaw's Supermarkets, Inc. and Stop & Shop Supermarkets. Sales to Hannaford Bros. Co., which remains the Company's largest supermarket customer, grew 10% in fiscal 1999.

         Growth in the convenience store channel was equally strong, with pounds sold up 18.4% year-over-year. Mobil convenience stores, including approximately 320 Mobil On the Run(TM) stores, continue to be Green Mountain's largest customer in the convenience store channel, with a total of approximately 1,290 locations (accounts) at September 25, 1999. Other chains such as Orloski Quik Marts and RL Vallee Inc., dba Maplefields, posted strong gains as well.

         Other notable new wholesale customers whose sales of Green Mountain coffee are expected to give further visibility to the brand include Hershey Park, the New Jersey Aquarium and the Susse Chalet chain of hotels. The Company's relationship with American Skiing Company, another important marketing partner, now enters its second season and has been expanded to the customer's Western resorts: Steamboat in Colorado, Heavenly in California/Nevada, and The Canyons in Utah.

INFRASTRUCTURE. In 1999, the Company completed the three year implementation of key software modules from the PeopleSoft enterprise system. All of the Company's critical business applications are now on a single information management platform, supporting its continued growth with state-of-the-art technology.

         In August of 1999, Green Mountain Coffee became the first company in the U.S. to implement PeopleSoft's eStore application, and the revamped Green Mountain Coffee Web site (www.GreenMountainCoffee.com) was prominently featured at the national PeopleSoft's Users Conference in August 1999.

         The Company believes that it has production capacity with its current equipment of approximately 12 million roasted coffee pounds assuming its current product mix. The Company sold approximately nine million pounds of coffee in fiscal 1999.

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

CUSTOMER COFFEE EDUCATION. The Company educates its wholesale customers and employees about the origin and preparation of coffee through a course comprised of a series of on-site training, tours, manuals, and hands-on learning experiences known as "Coffee College." This one to two-day intensive training covers growing and harvesting; coffee tasting and cupping; grinding, filtering, and brewing; roasting and packaging; and preparing coffee beverages. Over one thousand employees of Green Mountain's customers attended Coffee College in fiscal 1999, primarily at the Company's Java University located in Waterbury, Vermont. In fiscal 1997, Green Mountain Coffee Roasters also began hosting Specialty Coffee Association of America ("SCAA") Espresso Lab training sessions.

         The Company's direct mail catalog and Web site provide an overview of the differences between the various coffees from around the world and the various degrees of roast. The Company believes that educational initiatives such as these help to create advocates for its coffee and thereby engender a loyal customer base.

EMPLOYEE DEVELOPMENT. Through a variety of educational workshops, seminars and other programs, the Company provides employees with opportunities that enhance their ability to offer Green Mountain customers a level of service and quality that fosters long-term relationships. In addition, through its Educational Assistance Plan, Green Mountain provides financial support to employees seeking to improve their skills through continuing education. The Company believes that its dedication to employee training and professional development attracts and retains highly qualified and motivated employees.

COMMUNITY INVOLVEMENT. Green Mountain believes that doing well financially can go hand in hand with giving back to the community. In fiscal 1999, the Company donated approximately 5% of its pre-tax income to various non-profit organizations in the U.S. and in coffee-producing countries, in the form of cash, products and paid employee time. Organizations benefiting from cash or coffee product donations in 1999 included Conservation International, Rainforest Alliance, the American Red Cross, Coffee Kids(R), and the United Way, as well as libraries, religious organizations, schools, counseling centers and soup kitchens in markets where the Company operates. In addition to cash and product donations, the Company encourages its employees to perform volunteer work for non-profit and community-based organizations on company time for up to 2.5% of their total hours worked at the Company.

         The Company is committed to improving the quality of life in coffee-producing countries, and therefore supports projects that foster self-sufficiency, which it believes yield the best results. For example, since January of 1998, Green Mountain has been sponsoring a very successful Coffee Kids micro-lending program in Huatusco, Mexico, to encourage the development of small family businesses. The program now has over 550 participants. In fiscal 1999, the Company agreed to provide Coffee Kids with additional funds to support a similar project in mountain villages in Oaxaca, Mexico, where the Company's Organic Mexican Select(TM) coffee is grown. Another ongoing program in the Oaxaca region of Mexico is a women's health care project for the early detection of cervical cancer, which has been funded jointly with Ben & Jerry's Homemade Inc. and Coffee Enterprises. The project funds the cost of sending medical personnel to the region. Additionally, the Company has offered funding for computers and libraries in communities where its Stewardship(R) coffees are produced.

         Another highlight of fiscal 1999 was the visit to Green Mountain's Vermont headquarters by 95-year-old Professor Manuel Sedas Rincon, founder and patriarch of Union Regional de Pequenos Productores de Cafe (Regional Union of Small Coffee Producers) of Huatusco, Veracruz. In addition to being the largest worker-owned coffee cooperative in Mexico with over 5,000 members, this cooperative is Green Mountain Coffee Roasters' largest single identified source of coffee. Professor Sedas has been a strong advocate for the cooperative movement in Mexico, and is known throughout Latin America for his work in this important area of economic and community development and worker empowerment.

         In March 1999, Green Mountain Coffee was given a Social Assessment Rating of "excellent", the highest possible rating, by Trillium Asset Management, a socially responsible research and investment advisory firm headquartered in Boston, Massachusetts.

ENVIRONMENTAL LEADERSHIP. Green Mountain is committed to actions consistent with an environmental and social responsibility in all aspects of its business operations. Consistent with this commitment, the Company has created and supported a variety of innovative environmental programs and incentives.

         Green Mountain encourages sustainable farming practices through its Stewardship Program, through which a portion of the coffees purchased are from farms and cooperatives where herbicide and pesticide use is limited and soil erosion controls are in place. Additionally, these farms and cooperatives demonstrate higher standards of support for their workers by providing housing, medical assistance, and an interest in the welfare of the individual worker. As a continuation and expansion of the Stewardship Program, in fiscal 1997 Green Mountain introduced its first organic coffee, a farm-direct coffee from Peru. The Company's roasting and packaging facility was certified as organic by Quality Assurance International of San Diego, California, paving the way for the introduction of four additional certified organic coffees including a decaffeinated coffee in fiscal 1998 and 1999. Quality Assurance International has renewed the Company's organic certification annually since 1997.

         Since 1990, Green Mountain has sold, under the licensed name Earth-Friendly Coffee Filters(TM), a line of dioxin-free and chlorine-free paper coffee filters, helping to raise consumer awareness of chlorine-free processing. In another innovative approach to product design, in 1997, the Company won the 3M Scotchban(R) Innovation Award for the development of a biodegradable coffee bag used by wholesale customers who bag Green Mountain Coffee on their premises. In 1994, Green Mountain joined the national BuyRecycled! Alliance, pledging to increase its purchases of recycled content paper annually. As part of this pledge, the Company's corporate letterhead now consists of 30% post- and 70% pre-consumer recycled content by sheet weight.

         The Company's most recent new initiative, to reduce its use of non-renewable energy sources and the impact on the environment, is the planned installation of a 95 kilowatt cogeneration unit in its roasting facility by the end of December 1999. The unit is designed to capture heat from the power generating process to heat and power the Company's building, reducing its use of both propane for heating and also externally-generated electricity. The unit is expected to help reduce the Company's operating expenses as a percent of sales over time. The unit has the added benefit of reducing the risk of fire, created by power outages, which can occur when the roasters, which operate at very high temperatures, suddenly lose power.

         Through responsible operational practices, from purchasing to waste management, Green Mountain strives to minimize its environmental impact. The Company uses chemical-free, biodegradable, cornstarch-based foam peanuts and 100% recycled kraft-style (Geoami) paper to protect products during shipping, as well as recycled content chip-board containers and reusable containers to store and ship coffee. In addition, Green Mountain makes every attempt to divert its manufacturing waste from landfills. For example, the burlap bags which contain green coffee beans are recycled or donated for use in gardens and crafts, and pallets used in the production and distribution centers are routinely repaired and re-used. In 1989, the Company established an on-site recycling program which, over the last three years, resulted in 458 tons of material being recycled and an average annual landfill refuse volume reduction of 47%.

Wholesale Operations
--------------------

         During fiscal 1999, 1998 and 1997, approximately 95%, 94% and 93%, respectively, of Green Mountain's sales from continuing operations were derived from its wholesale operation which services accounts located primarily in the northeastern United States. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business. Unlike most of its competitors, Green Mountain's wholesale operation services a large variety of establishments. This strategy enables a deeper penetration in a given geographic market, exposing consumers to the brand throughout the day in a variety of contexts. This strategy also has the advantage of limiting the dependency of the Company on a single distribution channel. The distribution of wholesale coffee pounds sold during fiscal 1999 by wholesale customer category was approximately: 29% to supermarkets, 27% to convenience stores, 16% to office coffee service distributors, 14% to
restaurants,   11%  to  other  food  service   establishments  such  as  hotels,
universities, and airlines, and 3% to other retail establishments such as specialty food stores.

Notable accounts include:

Convenience Stores                 Restaurants                        Other Food Service
------------------                 -----------                        ------------------
Exxon Mobil convenience stores     Aureole Restaurant, NYC            Amtrak - Northeast corridor

Orloski Quik Marts                 Culinary Institute of America      American Skiing Company

RL Vallee Inc. dba Maplefields     New England Culinary Institute     Delta Express and Delta Shuttle

                                   The Harvard Club, NYC              Midway Airlines

Office Coffee Services                                                New Jersey State Aquarium
----------------------
Bostonbean Coffee Company         Supermarkets                        Smuggler's Notch Resort
                                  ------------
Bunn Coffee Service               Hannaford Bros.- 120 stores         Stowe Mountain Resort

Lyons Coffee                      Roche Brothers - 13 stores

Northeast Merchandising           Shaw's - 110 stores

Perrier's Poland Springs          Stop & Shop - 185 stores
                                   (primarily coffee by the cup)
Vermont Pure Springs




         By geographic region, the Company's wholesale coffee pound sales in fiscal 1999 were approximately as follows: 37% in northern New England states, 24% in southern New England states, 21% in mid-Atlantic states, 5% in South Atlantic states, 2% in the Midwest, 1% in western states, 1% internationally, and 9% which is sold through customers which sell across one or more regions.

         Through the  wholesale  operation,  Green  Mountain  has  initiated  an international sales effort, principally through distributors, initially targeting nations where there exists either a tradition of coffee consumption or a recent trend indicating the appreciation of specialty coffee. In fiscal 1999, approximately 1% of wholesale pounds were sold internationally.

         Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont, and supplemented by regional distribution centers in geographies in which the density of customer accounts so warrants. Regional distribution centers are located in Biddeford, Maine; Latham, New York, a suburb of Albany; Woburn, Massachusetts; and Southington, Connecticut. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The Company uses third party carriers such as Federal Express and the United States Postal Service for shipping to customers not supported by a regional distribution center.

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

         The Company generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are usually installed on the customer's premises by the Company's internal or contracted service personnel. A customer is also assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for supermarket customers, Green Mountain employs a team of stockers who ensure that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales. Most competitors of Green Mountain in the wholesale segment do not provide such high levels of sales and equipment service support.

         The wholesale operation has over 30 area sales managers assigned to geographic territories, reporting to a national sales manager. The wholesale area sales territories are concentrated in the northeastern corner of the United States, with an additional presence in Illinois, Florida, Michigan and Arizona. In addition to geographic sales personnel, the Company has a national supermarket sales manager, a national office coffee service sales manager, a national convenience store sales manager, a national travel and hospitality sales manager and an international/food service sales manager, along with account executives for major customers, to help provide more focused channel management.

         The Company's sales process includes participation in tradeshows and outbound telemarketing to target and qualify prospects for the Company's area sales managers. Laptop computers are used by area sales managers to speed new customer setup, enhance the Company's telemarketing efforts and field communications, and, through the Company's intranet, help provide customers with sales history, forecasting and merchandising data. In addition to the above, the Company actively pursues referrals from existing customers to shorten the sales process in the acquisition of new business.

Direct Mail Operations
----------------------

         The Company publishes catalogs and maintains an Internet Web site to market over 50 coffees, coffee-related equipment and accessories, as well as gift assortments and gourmet food items covering a wide range of price points. Sales from direct mail accounted for approximately 5%, 6% and 7% of total sales from continuing operations in fiscal 1999, 1998, and 1997, respectively. Green Mountain's telemarketing service representatives fulfill the individual coffee needs of direct mail customers by not only taking orders, but also educating and consulting with customers about the various attributes of different coffee varieties.

         In fiscal 1999, approximately 38% of the Company's direct mail revenue was derived from over 4,000 members of its "Coffee Club", a continuity program with customized standing orders for re-shipment. In the same period, catalog sales from non Coffee Club individual consumers accounted for approximately 38% of direct mail revenue, and another 3% were derived from the Company's Corporate Gifting program.

         In addition to its direct mail program targeted at the individual consumer, Green Mountain also uses its direct mail channel to cater to small businesses, such as bed and breakfast establishments, small retail stores and offices. These "business to business" sales contributed approximately 17% of total direct mail revenues in fiscal 1999.

         The Green Mountain Web site (www.GreenMountainCoffee.com) generated 4% of total direct mail revenue in fiscal 1999. In August 1999, Green Mountain Coffee's Web site, which runs on PeopleSoft eStore, was prominently featured at PeopleSoft's 10th Annual User Conference. PeopleSoft eStore allows Green Mountain Coffee to leverage the Internet, phone, email and mail to provide the best possible customer service.

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

         Cyclical swings in commodity markets, based upon supply and demand, are common. In the last two years, the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) has been volatile but generally on the decline, as it dropped from $3.14 on May 29, 1997 to $1.00 on October 29, 1999. It is largely expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. Furthermore, the Company believes that the low coffee price ranges generally experienced during the early 1990s are not high enough to support proper farming and processing practices, impacting the overall supply of the top grade coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support the world consumption of the top grades of coffees.

         The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain believes that this approach is the best way to provide its customers with a fair price for its coffee. The Company believes there is significant risk in fixing prices further in the future, since the true available supply of green coffee from around the world is not readily known. At September 25, 1999, the Company had approximately $7.7 million (for 6.4 million pounds) in coffee purchase commitments, of which less than half had a fixed price. These commitments represent approximately 48% of the Company's estimated coffee requirements through September 30, 2000, the end of its 2000 fiscal year. In addition, the Company does from time to time purchase coffee futures contracts and coffee options to provide additional protection when it is not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

         The Company generally tries to pass on coffee price increases and decreases to its customers. Since coffee has come down from its 1997 highs, the Company has decreased its prices several times. In general, there can be no assurance that the Company will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory and purchase commitments. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 different varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

         Green Mountain purchased approximately 19% of its coffee from specifically identified farms in fiscal 1999. The Company believes its "farm direct" strategy will result in improved product quality, product differentiation, and long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.

Significant Customers
---------------------

         The extensive network of Mobil convenience stores, now owned by Exxon Mobil Corporation, or by independent franchisees, accounted for approximately 18.6% of sales from continuing operations in fiscal 1999, and is a key component of the Company's growth strategy as it provides sampling opportunities for a large number of potential new consumers throughout the country. Convenience stores owned and operated by Exxon Mobil Corporation, rather than by franchisees, made up less than 10% of the Company's revenues in fiscal 1999.

         It is currently not known to what extent the recent acquisition of Mobil Corporation by Exxon Corporation will affect the Mobil coffee program. Although the Company believes that it has a strong mutually beneficial business relationship with Exxon Mobil Corporation, there can be no assurance that it will continue to have such a relationship, especially in light of the post acquisition integration of Mobil and Exxon. The loss of all or a significant portion of such an account would likely have a material adverse effect on the Company's results.

Competition
-----------

         The specialty coffee market is highly competitive, and Green Mountain competes against all sellers of specialty coffee. Additionally, the Company also competes with "commercial" coffee roasters, to the extent that it is also trying to "upsell" consumers to the specialty coffee segment. A number of large consumer goods multinationals have divisions or subsidiaries selling specialty coffees, a significant portion of them having been developed through the acquisition of independent brands. For example, Procter & Gamble distributes the premium coffee products Millstone and Brothers in many supermarkets nationwide, which may serve as alternatives to Green Mountain's coffee. In the office coffee, convenience store and food service arenas, General Foods, Sara Lee and Procter & Gamble are large competitors. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies. Another well-established competitor is Starbucks, a leading independent specialty coffee retailer with a growing wholesale operation. In September 1998, Starbucks signed a distribution agreement with Phillip Morris/ Kraft Foods to place Starbucks coffee in supermarkets across the United States, along with Maxwell House coffee. Starbucks has recently entered several supermarkets selling Green Mountain coffee in the Northeast.

         The Company expects intense competition, both within its primary geographic territory, the northeast United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

         The Company competes primarily by providing high quality coffee, easy access to its products and superior customer service. The Company believes that its ability to provide a convenient network of outlets from which to purchase coffee is an important factor in its ability to compete. Through its multi-channel distribution network of wholesale and direct mail operations and its dual cup/whole bean strategy, the Company believes it differentiates itself from many of its larger competitors, who specialize in only one of the wholesale, retail and direct mail channels of distribution. The Company also believes that one of the distinctive features of its business is that it is one of the few coffee companies that roasts its coffees individually, varying both the degree and timing of the roast to maximize a coffee's particular taste characteristics. Finally, the Company believes that being an independent roaster allows it to be better focused and in tune with its customers' needs than its larger, diversified competitors. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.

Seasonality
-----------

         Historically, the Company has experienced significant variations in sales from quarter-to-quarter due to the peak November-December Holiday Season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

Intellectual Property
---------------------

         The Company's trademarks include Green Mountain Coffee(R), Green Mountain Filters(R), Green Mountain Coffee Roasters(R), Nantucket Blend(R), Rainforest Nut(R), Stewardship(R), Green Mountain Coffee and Design(R), Green Mountain Coffee Roasters and Design (R), Stewardship Coffee and Design(R), Vermont Country Blend(R), Cafe Vermont(R), Mocha Almond Chiller(R), You're following the leader(R), Tapestry Blend Dark(R), Appropriate Roast(R), Autumn Harvest Blend(R), Fresh From the Roaster(R), Monte VerdeTM, Sip and Relax, You're on Green Mountain TimeTM, It's a jungle out there, let's keep it that wayTM, Farm DirectTM, and The Ultimate Office CoffeeTM.

         Trademarks and service marks registered with the United States Patent and Trademark Office are subject to periodic maintenance filings, including renewals every ten years. The Company anticipates maintaining the registrations appearing above with the United States Patent and Trademark Office. In addition, the Company has registered the mark Green Mountain Coffee Roasters in the United Kingdom. The Company has pending applications for registration in the United Kingdom for Green Mountain Coffee, and in Canada for Green Mountain Coffee and Green Mountain Coffee Roasters. The Company has applied for United States registration of certain of the marks appearing above. The Company does not hold any patents.

         The Company has a limited, royalty-free license to reproduce a painting by artist Corliss Blakely on its labels and marketing materials. The Company has an irrevocable, perpetual royalty-free license to use the mark Earth-Friendly Coffee Filters in connection with coffee filters. The Company also has a limited license to use the marks Kona Mountain Coffee and Kona Mountain Estate(TM) in connection with coffee worldwide (excluding Hawaii), all subject to the terms of the agreements under which these licenses are granted.

         The Company believes these trademarks, service marks and licenses will continue to be important to its success.

Employees
---------

         As of September 25, 1999, the Company had approximately 342 full-time employees and 46 part-time employees. The Company supplements its workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer demand during the peak November-December Holiday Season. The Company believes that it maintains good relations with its employees.

Item 2. Properties

         The  Company  leases  one  principal  manufacturing,   warehousing  and
distribution facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 90,000 square feet of usable space which includes a 30,000 square foot mezzanine area. The lease on this building expires in 2007. The Company's other facilities, all of which are leased, are as follows:


                                                   Approximate      Expiration
    Type                     Location              Square Feet       of Lease
--------------    -----------------------------    -----------    --------------
Warehouse/        Woburn, MA                         10,580            2001
Distribution/     Southington, CT                    11,200            2001
Service Space     Waterbury, VT                       3,000       month-to-month
                  Waterbury, VT (Factory Outlet)      1,100       month-to-month
                  Biddeford, ME                      10,000            2001
                  Latham, NY                          7,500            2002

Administrative    Coffee Lane, Waterbury, VT          4,000       month-to-month
Offices           Main Street, Waterbury, VT          8,680            2001
                  Pilgrim Park II, Waterbury, VT      3,000       month-to-month
                  Pilgrim Park II, Waterbury, VT      8,000            2001

Company-Owned     Latham, NY (1)                      2,300            2007
Retail Stores     Portland, ME(1)                     2,300            2002
(Discontinued     So. Portland, ME(1)                 1,270            2007
Operations)

----------
(1) The Company has this entire  space  subleased as of December 1, 1999.

         The Company believes that its facilities are generally adequate for its current needs and that suitable additional production and administrative space will be available as needed over the next twelve months.

Item 3.   Legal Proceedings

         The Company is not currently party to any material pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fiscal quarter ended September 25, 1999.

Executive Officers of the Registrant

         Certain biographical information regarding each executive officer of the Company is set forth below:


                                                                               Executive
           Name           Age                    Position                    Officer Since
---------------------    -----    ---------------------------------------    -------------

Robert P. Stiller         56      Chairman of the Board, President and       1993
                                  Chief Executive Officer

Robert D. Britt           44      Director, Chief Financial Officer, Vice    1993
                                  President, Treasurer and Secretary

Paul Comey                49      Vice President                             1993

Agnes M. Cook             53      Vice President                             1999

Kevin G. McBride          44      Vice President                             1999

James K. Prevo            46      Vice President                             1997

Stephen J. Sabol          38      Director and Vice President                1993

Jonathan C. Wettstein     51      Director and Vice President                1993


Robert P. Stiller, founder of Roasters, has served as its President and a director since its inception in July 1981. In September 1971, Mr. Stiller co-founded Robert Burton Associates, a company engaged in the development and sale of E-Z Wider products and served as its President and director until June 1980, when Robert Burton Associates was sold.

Robert D. Britt has served as Chief Financial Officer of Roasters since May 1993. Prior to May 1993, Mr. Britt held financial, managerial and/or consulting positions at Engineered Coatings, Inc., FCR, Inc., Ernst & Young, CIGNA Corporation, and KPMG Peat Marwick. Mr. Britt is a Certified Public Accountant and holds a Master of Business Administration from the Wharton School at the University of Pennsylvania.

Paul Comey has served as Vice President of Facilities and Process Engineering of Roasters since June 1993. From March 1986 to May 1993, Mr. Comey was the owner and principal consultant of Baseline Solutions, a company engaged in providing consulting services to the coffee industry, including the Company.

Agnes M. Cook has served as Vice President of Human Resources of Roasters since May 1999. From November 1992 to May 1999, Ms. Cook was Roasters' Director of Human Resources. Prior to her employment with the Company, Ms. Cook was a Training Consultant for Dale Carnegie and Associates.

Kevin G. McBride has served as Vice President of Marketing for Roasters since August 1999. Prior to this, from March 1998 until May 1999, Mr. McBride was President of BGC Acquisition Corporation, a private investment company. From January 1997 until December 1997, he was employed by Sunbeam Corporation as Vice President of Marketing and Product Development. From January 1994 until June 1996, Mr. McBride was Vice President of Consumer Marketing of Circle K Stores, Incorporated.

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


         Officers are elected annually and serve at the discretion of the Board of Directors. None of the Company's directors or officers has any family relationship with any other director or officer, except for Robert P. Stiller and one of the Company's outside directors, Jules A. del Vecchio, whose wives are sisters.


                                     PART II


Item 5.   Market for the  Registrant's  Common  Equity and  Related  Stockholder
          Matters

         (a)   Price Range of Securities
         The Company's common stock trades on the NASDAQ National Market under the symbol GMCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.



                                                              High        Low
                                                           ---------   --------


Fiscal 1998   16 weeks ended January 17, 1998...........   $ 10.375    $  6.625
              12 weeks ended April 11, 1998.............   $   8.25    $   7.00
              12 weeks ended July 4, 1998...............   $   7.50    $   5.75
              12 weeks ended September 26,1998..........   $  6.875    $   4.25

Fiscal 1999   16 weeks ended January 16, 1999...........   $  6.375    $  3.875
              12 weeks ended April 10, 1999.............   $  7.625    $  5.875
              12 weeks ended July 3, 1999...............   $  8.125    $  5.875
              12 weeks ended September 25,  1999........   $  8.375    $  6.469

Fiscal 2000   September 26, 1999 to November 30, 1999...   $   9.50    $   7.00


         (b) Number of Equity Security Holders
         As of November 30, 1999, the number of record holders of the Company's common stock was 680.

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

Item 6.   Selected Financial Data

                                                   Fiscal Years Ended
                                Sept. 25,   Sept. 26,   Sept. 27,   Sept. 28,   Sept.30,
                                  1999        1998        1997        1996       1995(1)
                                ---------   ---------   ---------   ---------   --------
                                          (In thousands, except per share data)

Coffee pounds sold(2)........       9,004       7,739       6,239       5,108      4,229
Net sales from continuing
operations(2)................   $  64,881   $  55,825   $  42,908   $  33,377   $ 28,918
Income from
continuing operations(2).....   $   2,247   $     340   $   1,539   $   1,429   $     30
Income per share from
continuing operations -
diluted(2)...................   $    0.64   $    0.10   $    0.44   $    0.42   $   0.01
Total assets.................   $  23,878   $  24,563   $  23,544   $  17,243   $ 15,565
Long-term obligations........   $   4,964   $  10,191   $   5,965   $   3,563   $  4,280



----------
(1) The fiscal year ended September 30, 1995 is a 53-week year. All other fiscal years  represented  are  52-week  years.
(2) Excludes  results of the  Company's discontinued company-owned retail stores operation.


There were no cash dividends paid during the past five fiscal years.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-looking information

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


Overview

         Green Mountain Coffee, Inc., a leader in the specialty coffee industry, roasts high quality arabica coffees to produce over 60 varieties of coffee that it sells under the Green Mountain Coffee Roasters(R) brand. For the year ended September 25, 1999, Green Mountain's wholesale operation contributed 94.7% of its net sales from continuing operations. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, office coffee distributors, and other food service providers such as hotels, universities and airlines. The Company also operates a direct mail operation serving customers nationwide from its Waterbury, Vermont headquarters, which accounted for 5.3% of net sales from continuing operations in fiscal 1999.

         On May 29, 1998, Green Mountain announced that it had adopted a plan to discontinue its company-owned retail store operations. The Company had sold or closed all of its retail stores prior to the end of the Company's second fiscal quarter of 1999.

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

         The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 1999, fiscal 1998 and fiscal 1997 represent the 52 week-periods ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively.


Coffee Prices, Availability and General Risk Factors

         Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. Since May 1997, commodity prices have generally declined and the Company responded by decreasing its sales prices several times in the past two years. The Company believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials are also subject to significant variations. In the past, the Company has generally been able to pass increases in green coffee costs to its customers. However, there can be no assurance that the Company will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

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

Results from Operations

         The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:


                                                                 Fiscal years ended
                                                    ---------------------------------------------
                                                    September 25,   September 26,   September 27,
                                                        1999            1998            1997
                                                    -------------   ------------   --------------
Net Sales:
     Wholesale...................................          94.7 %         94.4 %           93.3 %
     Direct mail.................................           5.3 %          5.6 %            6.7 %
                                                    -------------   ------------   --------------

Net sales........................................         100.0 %        100.0 %          100.0 %
Cost of sales....................................          60.5 %         65.5 %           63.3 %
                                                    -------------   ------------   --------------

     Gross profit................................          39.5 %         34.5 %           36.7 %

Selling and operating expenses...................          25.2 %         24.7 %           24.1 %
General and administrative expenses..............           7.2 %          7.5 %            7.9 %
Loss on abandonment of equipment ................           0.4 %            -              0.5 %
                                                    -------------   ------------    -------------

     Operating income............................           6.7 %          2.3 %            4.2 %

Other income ................. ..................           0.0 %          0.1 %            0.0 %
Interest expense.................................          (1.1)%         (1.4)%           (1.2)%
                                                    -------------   ------------    -------------

     Income from continuing operations
     before income taxes.........................           5.6 %          1.0 %            3.0 %

Income tax benefit (expense).....................          (2.1)%         (0.4)%            0.6 %
                                                    -------------   ------------    -------------

     Income from continuing operations ..........           3.5 %          0.6 %            3.6 %
                                                    -------------   ------------    -------------

Discontinued operations:
Loss from discontinued operations, net of tax
benefits.........................................             -           (0.5)%           (0.5)%
Income (loss) on disposal, net of tax benefits...           0.3 %         (2.3)%              -
                                                    -------------   ------------    -------------

     Net income (loss)...........................           3.8 %         (2.2)%            3.1 %
                                                    =============   ============    =============


Fiscal 1999 versus Fiscal 1998


         Net sales from continuing operations increased by $9,056,000 or 16.2% from $55,825,000 in fiscal 1998 to $64,881,000 in fiscal 1999. Coffee pounds sold increased by approximately 1,265,000 pounds or 16.3% from 7,739,000 pounds in fiscal 1998 to 9,004,000 pounds in fiscal 1999. The percentage increase in net sales and the percentage increase in coffee pounds sold were very similar, as the decrease in average selling prices of Green Mountain's coffee during fiscal 1999 was offset by increased sales of convenience coffee products with higher sales prices per pound.

         The year-over-year increase in net sales from continuing operations occurred primarily in the wholesale area in which net sales increased by $8,708,000 or 16.5% from $52,710,000 in fiscal 1998 to $61,418,000 in fiscal
1999. The wholesale net sales increase resulted primarily from the growth of certain accounts in the office coffee service, supermarket and convenience store channels. Direct mail sales increased $348,000 or 11.2% from $3,115,000 in fiscal 1998 to $3,463,000 in fiscal 1999.

         Green Mountain Coffee remains focused on building its brand and profitably growing its business. At present, management believes the Company can grow sales internally in fiscal 2000 at an annual rate of 25 to 30 percent.

         Green Mountain's gross profit from continuing operations increased by $6,353,000 or 33.0% from $19,267,000 in fiscal 1998 to $25,620,000 in fiscal
1999. Gross profit as a percentage of net sales increased 5.0 percentage points from 34.5% in fiscal 1998 to 39.5% in fiscal 1999. Expressed in dollars per coffee pound sold, gross profit increased 14.0% to $2.85 in fiscal 1999 from $2.50 in fiscal 1998. The increase of gross profit as a percentage of sales was primarily attributable to sharply lower green coffee costs, which was partially offset by decreases in average sales prices. Due to anticipated competitive pressures and product sales mix changes, full-year gross profit as a percentage of sales is expected to decrease in fiscal 2000.

         Selling and operating expenses from continuing operations increased by $2,576,000 or 18.7% from $13,805,000 in fiscal 1998 to $16,381,000 in fiscal
1999, and increased 0.5 percentage points as a percentage of net sales from 24.7% in fiscal 1998 to 25.2% in fiscal 1999. This was primarily caused by increased wholesale sales and sales support personnel expenditures ($1,086,000) and advertising and promotional expenses ($838,000). The Company currently intends to continue ramping up sales, sales support and marketing efforts in fiscal 2000, although, as a percentage of sales, full-year selling and operating expenses are expected to decline.

         General and administrative expenses from continuing operations increased by $492,000 or 11.8% from $4,169,000 in fiscal 1998 to $4,661,000 in fiscal 1999. As a percentage of net sales, this change represents a 0.3 percentage point decrease from 7.5% in fiscal 1998 to 7.2% in fiscal 1999. The dollar increase is primarily due to increased management consulting and personnel expenses. It is anticipated that general and administrative expenses as a percentage of sales will decrease in fiscal 2000.

         In fiscal 1999, the Company recorded a $229,000 loss on abandonment of loaner equipment. As part of a thorough review of its brewing and other equipment on loan to wholesale customers, the Company identified a small portion of its old equipment that would never be retrieved from customers sites and was in effect given away to customers.

         For the reasons outlined above, operating income increased by $3,056,000 or 236.4% from $1,293,000 in fiscal 1998 to $4,349,000 in fiscal
1999. As a percentage of sales, operating income increased 4.4 percentage points from 2.3% in fiscal 1998 to 6.7% in fiscal 1999.

         Interest expense from continuing operations decreased $85,000 or 10.4% from $821,000 in fiscal 1998 to $736,000 in fiscal 1999 due to the reduction in the Company's long-term debt made possible by strong cash flows from operations in fiscal 1999. At present, the Company expects interest expense in fiscal 2000 to be approximately $200,000 lower than in fiscal 1999 due to lower average debt balances.

         Income tax expense from continuing operations increased from $198,000 in fiscal 1998 to $1,376,000 in fiscal 1999. The increase in the Company's effective tax rate, to 38% for fiscal 1999 from 37% for fiscal 1998, is attributable to c hanges in certain permanent differences. It is expected that the Company's effective tax rate in future periods will approximate 40%.

         For the reasons outlined above, income from continuing operations increased $1,907,000 or 560.9% from $340,000 in fiscal 1998 to $2,247,000 in fiscal 1999.

         During the third quarter of fiscal 1998, the Company recorded a loss of $1,259,000 (net of a tax benefit of $834,000) on disposal of its company-owned retail stores operation. During the second quarter of fiscal 1999, after having sold or closed all of its stores, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs.

         Net income increased $3,649,000 from a net loss of $1,216,000 in fiscal 1998 to a net income of $2,433,000 in fiscal 1999.


Fiscal 1998 versus Fiscal 1997


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

         The year-over-year increase in net sales from continuing operations occurred primarily in the wholesale area in which net sales increased by $12,673,000 or 31.7% from $40,037,000 in fiscal 1997 to $52,710,000 in fiscal
1998. The wholesale net sales increase resulted primarily from the growth of certain large accounts in the office coffee service, convenience store and supermarket channels. Direct mail sales increased $244,000 or 8.5% from $2,871,000 in fiscal 1997 to $3,115,000 in fiscal 1998.

         Green Mountain's gross profit from continuing operations increased by $3,540,000 or 22.5% from $15,727,000 in fiscal 1997 to $19,267,000 in fiscal
1998. Gross profit as a percentage of net sales decreased 2.2 percentage points from 36.7% in fiscal 1997 to 34.5% in fiscal 1998. The decrease of gross profit as a percentage of sales was primarily attributable to the mathematical impact of higher green coffee costs and higher sales prices. Expressed in dollars per coffee pound sold, gross profit remained relatively stable at $2.50 in fiscal 1998 versus $2.52 in fiscal 1997. Green coffee prices have generally declined over the course of fiscal 1998. Consequently, the Company decreased its selling prices in the first quarter of fiscal 1998, in the fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999.

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

         During the third quarter of fiscal 1998, the Company recorded a loss of $1,259,000 (net of a tax benefit of $834,000) on disposal of its retail stores. This loss included provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits, as well as a pre-tax provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) through disposal date.

         Net income decreased $2,541,000 from a net income of $1,325,000 in fiscal 1997 to a net loss of $1,216,000 in fiscal 1998.


Liquidity and Capital Resources


         Net working capital amounted to $6,052,000 at September 25, 1999 and $7,852,000 at September 26, 1998. The decrease is primarily due to higher accounts payable, resulting from the timing of large green coffee purchases near the end of the fiscal year. The decrease is secondarily due to a higher current portion of long-term debt in fiscal 1999, since the term debt portion of the Fleet Bank ("Fleet") credit facility, which was issued in fiscal 1998, did not require any principal payments until October 31, 1999. The higher current liabilities at September 25, 1999 were partially offset by higher accounts receivable resulting from increased sales near the end of the fiscal year.

         Net cash provided by operating activities from continuing operations increased by $6,378,000, from $206,000 in fiscal 1998 to $6,584,000 in fiscal 1999. This increase was primarily due to the net income increase, as well as the increase in accounts payable and the decrease of deferred tax assets. Cash flows from operations were partially used to fund capital expenditures in fiscal 1999.

         In fiscal 1999, Green Mountain Coffee made capital expenditures related to continuing operations of $2,655,000, which included $1,605,000 for equipment on loan to customers; $533,000 for leasehold improvements, production equipment and fixtures; $389,000 for computer hardware and software; and $128,000 for vehicles.

         In fiscal 1998, Green Mountain Coffee made capital expenditures related to continuing operations of $3,375,000, which primarily included $1,458,000 for equipment on loan to customers; $1,366,000 for leasehold improvements, production equipment and fixtures; and $485,000 for computer hardware and software.

         The Company currently plans to make capital expenditures in fiscal 2000 of approximately $3,600,000. However, management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         Green Mountain Coffee used a large portion of its cash flows from operations to reduce its debt in fiscal 1999. In fiscal 1998, the Company borrowed $4,500,000 in term debt from Fleet, which required no principal repayment until October 31, 1999 and matures in March 31, 2003. However, Green Mountain Coffee elected to pay back $2,000,000 of this term debt during fiscal 1999. Starting on October 31, 1999, the Company is making monthly $75,000 principal payments on this term debt. The Company also maintains a revolving line of credit with Fleet which expires in March 31, 2001. At September 25, 1999, the amount outstanding under the line of credit was $3,056,000 and the amount available, based on a borrowing base formula, was $4,584,000. At
September 26, 1998, the outstanding balance on the line of credit was $5,150,000. This credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at September 25, 1999.

         In fiscal 1999, the Company also used $617,000 of its cash flow from operations to repurchase 93,259 of its outstanding shares. As Management believes that the market is still undervaluing the Company's stock, Green Mountain Coffee is planning to continue repurchasing over $800,000 worth of its outstanding shares in the first half of fiscal 2000.

         Management believes that cash flow from operations, existing cash, and available borrowings under its credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the next twelve months.


Year 2000


         The Year 2000 problem concerns the inability of information systems and systems with embedded chip technology to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has assessed its Year 2000 readiness and identified its Year 2000 risk in three broad categories: internal business software; manufacturing, facilities and embedded chip technology; and external noncompliance by customers and suppliers.

COMPANY STATE OF READINESS

         Internal business software. In early fiscal 1997, the Company began a Company-wide business systems replacement project with an enterprise-system from PeopleSoft, Inc. ("PeopleSoft"). The implementation of the new system is complete and management therefore believes that its internal business software is substantially compliant. The primary motivation to implement PeopleSoft was to reap the benefits of its enhanced functionality and features to improve operations and customer service as the Company grows. Other than the implementation of PeopleSoft, there were no other significant information technology projects (IT) planned. Therefore, the Year 2000 project has not caused delays in other IT projects.

         Manufacturing, facilities and embedded chip technology. The Company has completed the inventory of its computer hardware, manufacturing, security and communication systems which are vital to its daily operations and could present a Year 2000 risk. All PC hardware susceptible to fail after the Year 2000 was replaced in the normal course of business over the past three years. Based on the information received from major vendors of manufacturing equipment, security equipment, and communication systems, the Company assessed these vendors to be Year 2000 compliant or in the process of becoming compliant before the end of the calendar year. In the first quarter of fiscal 2000, the Company replaced its existing voice mail and telephone switching system, primarily to improve customer service but also to ensure Year 2000 compliance. The Company is planning to install in December 1999 a generator that will provide continuous power to its roasters, emergency backup power for the plant, and auxiliary heat for the process water and building heating. Although this project is primarily motivated by safety concerns in the event of power interruptions in general, it also will enable the Company to continue limited production in the event of power supply problems specifically related to the Year 2000. In addition, this co-generation project is anticipated to lower plant operating costs over time. There can be no assurance that this project will be completed by December 31, 1999.

         External noncompliance by customers and suppliers. The Company has contacted its critical suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. As of July 1, 1999, all key suppliers had given the Company reasonable assurances that they were Year 2000 compliant or in the process of becoming compliant before the end of the calendar year. The Company currently does not expect to have to change vendors or substantially increase its raw materials inventory in late 1999 because of Year 2000 issues with its existing vendors.

         The Company also contacted its key customers in an attempt to assess their Year 2000 readiness. Although it received indications that major customers were working on Year 2000 compliance, the Company received few formal responses from its customers and a complete assessment of customer Year 2000 readiness is currently deemed impracticable.

ACTUAL AND ANTICIPATED COSTS

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. In fiscal 1999, the Company spent approximately $84,000 on a telephone switching and voice mail system replacement project, which was accelerated because of the Year 2000 Project. This project will require approximately another $16,000 of expenditures in fiscal 2000 to be completed. Additionally, Green Mountain Coffee spent $23,000 in fiscal 1999 on the power co-generation project described above. This last project is estimated to cost an additional $227,000 in fiscal 2000, including equipment and installation costs.

RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the completion of the implementation of PeopleSoft and the completion of the plan identified above, the possibility of significant interruptions of normal operations should be reduced. Besides the different preventive actions described above, the Company has contingency plans applicable to possible disruptions of normal operations (such as power interruptions or fire), which it believes are adequate for Year 2000 specific events. Readers are cautioned that forward-looking statements contained in this Year 2000 update should be read in conjunction with the Company's disclosures under the heading: "Forward-looking information" beginning on page 19.


Factors Affecting Quarterly Performance


         Historically, the Company has experienced significant variations in sales from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Year-over-year quarterly earnings comparisons will also show significant variations due to the discontinuation of the company-owned retail stores in fiscal 1998.

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

Interest rate risks

         At September 25, 1999, the Company had $5,657,000 of long-term debt subject to variable interest rates (the lower of Fleet Bank's prime rate or LIBOR rates for maturities up to one year). On May 29, 1998, the Company entered into a standard International Swap Dealers Association Inc. interest rate swap agreement with Fleet National Bank in order to limit the effect of increases in the interest rates on up to $6 million of its floating debt. The effect of this agreement, which expires in May 2001, is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 5.84% plus a margin based on a performance price structure (between 175 and 200 basis points at September 25, 1999). At September 25, 1999, this agreement leaves the Company with no variable-rate debt and therefore no interest rate risk.

         The fair value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 25, 1999, the Company estimates it would have paid $14,000 to terminate the agreement. A 100 basis points decrease in interest rates would decrease the fair value of the interest rate swap by approximately $97,000.

Commodity price risks

         Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company's gross profit margins can be significantly impacted by changes in the price of green coffee. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. At September 25, 1999, the Company had approximately $7.7 million (for 6.4 million pounds) in purchase commitments, of which less than half had a fixed price. These commitments represent approximately 48% of the Company's estimated coffee requirements through September 30, 2000, the end of its 2000 fiscal year.

         In addition, from time to time, the Company uses commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. Gains and losses relating to qualifying hedges of anticipated inventory transactions or firm commitments are deferred in current assets and are included in the basis of the underlying transactions. At September 25, 1999, the Company held option contracts with maturity dates in December 1999. These options covered 862,500 pounds of green coffee and had exercise prices from $1.80 to $2.00 per pound. At September 25, 1999, the "C" price of coffee was $0.84. If the price of coffee remains under $1.80 when these options come to term, the loss incurred will be approximately $48,000. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2000.


Item 8.   Financial Statements and Supplementary Data

         See Index to Consolidated Financial Statements on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 9, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 25, 1999 (the "Definitive Proxy Statement").

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

     The following consolidated financial statements are filed as part of this report:
                                                                           Page
                                                                           ----
     Index to Consolidated Financial Statements..........................   F-1

     Report of Independent Accountants...................................   F-2

     Consolidated Financial Statements:

     Consolidated Balance Sheet at September 25, 1999 and
     September 26, 1998..................................................   F-3

     Consolidated Statement of Operations for each of the
     three years in the period ended September 25, 1999..................   F-4

     Consolidated Statement of Changes in Stockholders' Equity for
     each of the three years in the period ended September 25, 1999......   F-5

     Consolidated Statement of Cash Flows for each of the three
     years in the period ended September 25, 1999........................   F-6

     Notes to Consolidated Financial Statements..........................   F-7

(a)  2.  Financial Statement Schedules

     The following financial statement schedule is filed as part of this report

     Report of Independent Accountants on Financial Statement Schedules..  F-24

     Schedule II:  Valuation and Qualifying Accounts.....................  F-25

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)  3.  Exhibits

     The exhibits listed below are filed as part of, or incorporated by reference into, this report. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request in writing to: Green Mountain Coffee, Inc., Investor Services, 33 Coffee Lane, Waterbury, VT 05676.

Exhibit No.   Exhibit Title
-----------   -------------
3.1           Certificate of Incorporation of the Company(1)

3.2           Bylaws of the Company(1)

10.2          (b)    Term  Loan  Promissory  Note, dated  August  11, 1993, from
                     Green Mountain  Coffe  Roasters,  Inc. to Fleet Bank -NH(1)

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

              (bb)   Eigth   Amendment  to  Commercial  Loan   Agreement,  dated
                     February 19, 1997, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH as lender(12)

              (ee) Ninth Amendment to Commercial Loan Agreement, Fleet Bank, dated June 9, 1997 among Green Mountain Coffee Roasters, Inc. as borrower, and Fleet Bank - NH, as lender(13)

              (gg)   Eleventh  Amendment to  Commercial  Loan  Agreement,  dated
                     February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(14)

              (hh) Replacement Revolving Line of Credit Promissory Note, dated February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(14)

              (ii)   Revolving  Line  of  Credit/Term   Promissory  Note,  dated
                     February 20, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(14)

10.10         (g)    First  Restatement of  Security  Agreement, dated April 12,
                     1996, between  Green  Mountain  Coffee  Roasters, Inc.  and
                     Fleet Bank - NH(10)

10.15 Assignment of Trademarks from Green Mountain Coffee, Inc. in connection with the Fleet Bank - NH financing(1)

10.21 Resolution adopted by The Vermont Economic Development Authority ("VEDA") on J une 25, 1993 with respect to $300,000 loan to Green Mountain Coffee, Inc. together with Letter dated 6/29/93 from VEDA to Green Mountain Coffee, Inc. and Letter dated 7/2/93 from Green Mountain Coffee, Inc. to VEDA relating thereto(1)
              (a) Loan Agreement, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.(1)
              (b) Note, dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to VEDA(1)
              (c) Security Agreement, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.(1)
              (d) Guaranty Agreements, dated August 11, 1993, between VEDA and (i) Robert Stiller and Christine Stiller, (ii) Green Mountain Coffee of Maine, Inc., (iii) Green Mountain of Champlain, Inc., (iv) Green Mountain Coffee Roasters Franchising Corporation, Inc., (v) Green Mountain Filters, Inc. and (vi) Green Mountain Coffee Roasters of Connecticut, Inc.(1)
              (e) Subordination Agreement, dated August 11, 1993, between VEDA and Robert Stiller(1)
              (f) Form of Escrow Agreement among VEDA, Fleet Bank - NH and Green Mountain Coffee Roasters, Inc.(1)
              (g) Collateral Assignment of Lease, dated August 11, 1993, between VEDA and Green Mountain Coffee Roasters, Inc.(1)
              (h)    Agreement  to  Assignment,  Consent  and  Disclaimer, dated
                     August 4, 1993, executed by Pilgrim Partnership(1)
              (i)    Mortgage  Deed,  dated  August 11, 1993,  executed by Green
                     Mountain Coffee Roasters, Inc.(1)
              (j) Mortgagee's Consent, Non-Disturbance and Waiver, dated August 11, 1993, between Howard Bank, N.A. and VEDA(1)
              (k)    Form of Intercreditor Agreement between VEDA and Fleet Bank
                     - NH(1)
              (i) Amendment to Loan Agreement, dated August 25, 1998, among VEDA, as lender, and Green Mountain Coffee Roasters, as borrower(17)

10.22 U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to $766,000 loan to Green Mountain Coffee, Inc. together with Letters dated 7/14/93 and 7/19/93 from SBA to Central Vermont Economic Development Corporation relating thereto(1)
              (a) Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation(4)
              (b) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation(4)
              (c) Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation(4)
              (d) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation(4)
              (e) "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation, as amended, including Servicing Agent Agreement among Green Mountain Coffee Roasters, Inc. and Colson Services Corp.(5)
              (f) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)
              (g) Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)
              (h) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)
              (i) Letter Agreement, dated October 1, 1993, among Central Vermont Economic Development Corporation, Green Mountain Coffee Roasters, Inc. and Small Business Administration, amending the Authorization and Debenture Guaranty among Small Business Administration, Central Vermont Economic Development Corporation, and Green Mountain Coffee Roasters, Inc.(4)
              (j) Development Company 504 Debenture, issued October 14, 1993, for principal amount of as Trustee(4)

10.33 Lease Agreement, dated 4/28/93, between Pilgrim Partnership and Green Mountain Coffee, Inc.(1)
              (a)    Addendum to Lease Agreement, dated 4/28/93(1)
              (b)    Lease Amendment dated August 16, 1993(4)
              (c)    Letter Agreement dated July 30, 1997(16)

10.36         1993 Stock Option Plan of the Company, as revised(15)*

10.37         1998 Employee  Stock  Purchase  Plan  with  Form of  Participation
              Agreement(17)*

10.38         1999 Stock Option Plan of the Company(18)*

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

10.68 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Robert D. Britt(11)*

10.69 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Paul Comey(11)*

10.70 First Amendment to Stock Option Agreement, dated July 21, 1993 between the Company and Jonathan C. Wettstein(11)*

10.75 Stock Option Agreement, dated July 31, 1997 between the Company and James K. Prevo(16)*

10.76 Stock Option Agreement, dated October 21, 1997 between the Company and Robert D. Britt(14)*

10.77 Stock Option Agreement, dated October 21, 1997 between the Company and Paul Comey(14)*

10.78 Stock Option Agreement, dated October 21, 1997 between the Company and Jonathan C. Wettstein(14)*

10.80 Stock Option Agreement, dated October 21, 1997 between the Company and Stephen J. Sabol(14)*

10.81 Stock Option Agreement, dated January 8, 1999 between the Company and Robert D. Britt(18)*

10.82 Stock Option Agreement, dated January 8, 1999 between the Company and Paul Comey(18)*

10.83 Stock Option Agreement, dated January 8, 1999 between the Company and Paul Comey(18)*

10.84 Stock Option Agreement, dated January 8, 1999 between the Company and Jonathan C. Wettstein(18)*

10.85 Stock Option Agreement, dated January 8, 1999 between the Company and Jonathan C. Wettstein(18)*

10.87 Stock Option Agreement, dated January 8, 1999 between the Company and Stephen J. Sabol(18)*

10.89 Stock Option Agreement, dated January 8, 1999 between the Company and James K. Prevo(18)*

10.90 Stock Option Agreement, dated January 8, 1999 between the Company and James K. Prevo(18)*

10.91 Stock Option Agreement, dated April 13, 1999 between the Company and David E. Moran(19)*

10.92 Stock Option Agreement, dated April 13, 1999 between the Company and William D. Davis(19)*

10.93 Stock Option Agreement, dated April 13, 1999 between the Company and Jules A. delVecchio(19)*

10.94 Stock Option Agreement, dated April 13, 1999 between the Company and Hinda Miller(19)*

10.95 Stock Option Agreement, dated September 13, 1999 between the Company and Kevin G. McBride*

10.96 Stock Option Agreement, dated November 1, 1999 between the Company and Agnes M. Cook*

10.97 Promissory note from Robert P. Stiller to the Company, dated September 24, 1999

10.98 Promissory note from Robert P. Stiller to the Company, dated October 18, 1999

10.99 Promissory note from Robert P. Stiller to the Company, dated November 3, 1999

21            List of Subsidiaries of the Company

23            Consent of PricewaterhouseCoopers LLP

24            Powers of Attorney

27            Financial Data Schedule

(b)      Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 25, 1999.

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

11. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 28, 1996

12. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1997

13. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended April 12, 1997

14. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended July 5, 1997

15.. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-K for the fiscal year ended September 27, 1997

16. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 16 weeks ended January 17, 1998

17. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-K for the fiscal year ended September 26, 1998

18. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999

19. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended July 3, 1999

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREEN MOUNTAIN COFFEE, INC.


                                       By:/s/Robert P. Stiller
                                          -------------------------------------
                                          ROBERT P. STILLER
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                                       Date

/s/Robert P. Stiller     Chairman of the Board of Directors,
--------------------     President and Chief Executive Officer
ROBERT P. STILLER        (Principal Executive Officer)         December 21, 1999


/s/Robert D. Britt       Chief Financial Officer, Treasurer,
------------------       Secretary and Director (Principal
Robert D. Britt          Financial and Accounting Officer)     December 21, 1999

STEPHEN J. SABOL*       Director                               December 21, 1999

JONATHAN C. WETTSTEIN*  Director                               December 21, 1999

WILLIAM D. DAVIS*       Director                               December 21, 1999

JULES A. DEL VECCHIO*   Director                               December 21, 1999

HINDA MILLER*           Director                               December 21, 1999

DAVID E. MORAN*         Director                               December 21, 1999


* By:/s/ Robert P. Stiller
     -----------------------------------
     Robert P. Stiller, Attorney-in-fact

                                       F-1
                           GREEN MOUNTAIN COFFEE, INC.
                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----
Report of Independent Accountants........................................   F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet at September 25, 1999
         and September 26, 1998..........................................   F-3

    Consolidated Statement of Operations for each of the
         three years in the period ended September 25, 1999..............   F-4

    Consolidated Statement of Changes in Stockholders' Equity
         for each of the three years in the period ended
         September 25, 1999..............................................   F-5


    Consolidated Statement of Cash Flows for each of the
         three years in the period ended September 25, 1999..............   F-6

    Notes to Consolidated Financial Statements...........................   F-7

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee, Inc. and its subsidiary at September 25, 1999 and September 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
    Boston, Massachusetts

November 12, 1999

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                       September 25,   September 26,
                                                                           1999            1998
                                                                       -------------   -------------

         Assets
Current assets:
   Cash and cash equivalents........................................   $         415   $         777
   Receivables, less allowances of $190 at September 25, 1999 and
   $378 at September 26, 1998.......................................           6,223           4,789
   Inventories......................................................           5,409           5,636
   Other current assets.............................................             497             489
   Loans to officers................................................             250             185
   Deferred income taxes, net.......................................             490             880
                                                                       -------------   -------------

      Total current assets..........................................          13,284          12,756

   Fixed assets, net................................................          10,183          10,800
   Other long-term assets...........................................             250             270
   Deferred income taxes, net.......................................             161             737
                                                                       -------------   -------------

                                                                       $      23,878   $      24,563
                                                                       =============   =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt................................   $       1,127   $         249
   Current portion of obligation under capital lease................               -              12
   Accounts payable.................................................           4,551           3,131
   Accrued payroll..................................................           1,005             827
   Accrued expenses.................................................             357             507
   Accrued losses and other costs of discontinued operations, net...             192             178
                                                                       -------------   -------------

      Total current liabilities.....................................           7,232           4,904
                                                                       -------------   -------------

Long-term debt......................................................           1,908           5,041
                                                                       -------------   -------------

Long-term line of credit............................................           3,056           5,150
                                                                       ------------    -------------

Commitments and contingencies (Note 13)

Stockholders' equity:
   Common stock, $0.10 par value:
   Authorized - 10,000,000 shares; Issued - 3,615,404 and 3,545,841 shares at September 25, 1999 and September 26, 1998,
   respectively.....................................................             362             355
   Additional paid-in capital.......................................          13,409          13,018
   Accumulated deficit..............................................          (1,435)         (3,868)
   Treasury shares, at cost - 100,609 and 7,350 shares at September
   25, 1999 and September 26, 1998, respectively....................            (654)            (37)
                                                                       -------------   -------------

   Total stockholders' equity.......................................          11,682           9,468
                                                                       -------------   -------------

                                                                       $      23,878   $      24,563

                                                                       =============   =============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                      Year Ended

                                                     September 25,   September 26,   September 27,
                                                          1999            1998            1997
                                                     -------------   -------------   -------------

Net sales.........................................   $      64,881   $      55,825   $      42,908

Cost of sales.....................................          39,261          36,558          27,181
                                                     -------------   -------------   -------------

     Gross profit.................................          25,620          19,267          15,727

Selling and operating expenses....................          16,381          13,805          10,328
General and administrative expenses...............           4,661           4,169           3,391
Loss on abandonment of equipment..................             229               -             218
                                                     -------------   -------------   -------------

     Operating income.............................           4,349           1,293           1,790

Other income (expense)............................              10              66              17
Interest expense..................................            (736)           (821)           (521)
                                                     -------------   -------------   -------------

     Income from continuing operations
     before income taxes..........................           3,623             538           1,286

Income tax benefit (expense)......................          (1,376)           (198)            253
                                                     -------------   -------------   -------------

     Income from continuing operations............           2,247             340           1,539

Discontinued operations:

Loss from discontinued retail stores
operations, net of income tax benefits of $196
and $142 for the years ended September 26,
1998 and September 27, 1997, respectively.........               -            (297)           (214)

Income (loss) on disposal of retail stores, net
of income tax expense of $114 and income
tax benefit of $834 for the years ended
September 25, 1999 and September 26,
1998, respectively................................             186          (1,259)              -
                                                     -------------   -------------   -------------

Net income (loss).................................   $       2,433   $      (1,216)  $       1,325
                                                     =============   =============   =============

Basic income (loss) per share:
Weighted average shares outstanding...............       3,503,412       3,530,657       3,433,929
Income from continuing operations.................   $        0.64   $        0.10   $        0.45
Income (loss) from discontinued operations........   $        0.05   $       (0.44)  $       (0.06)
Net income (loss).................................   $        0.69   $       (0.34)  $        0.39

Diluted income (loss) per share:
Weighted average shares outstanding...............       3,547,155       3,539,231       3,467,932
Income from continuing operations.................   $        0.64   $        0.10   $        0.44
Income (loss) from discontinued operations........   $        0.05   $       (0.44)  $       (0.06)
Net income (loss).................................   $        0.69   $       (0.34)  $        0.38


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the years ended September 25, 1999, September 26, 1998 and September 27, 1997
                             (Dollars in thousands)


                                                           Additional                                      Total
                                          Common stock       paid-in    Accumulated    Treasury stock     stockholders'
                                         Shares   Amount     capital      deficit       Shares   Amount      equity
                                       ---------  ------   ----------   -----------   ---------  ------   -------------
Balance at September 28, 1996.......   3,417,306  $  342   $   12,508   $    (3,977)          -       -   $       8,873
Issuance of common stock under
   employee stock purchase plan.....      17,790       2          106             -           -       -             108
Options exercised...................      95,722       9          340             -           -       -             349
Net income..........................           -       -            -         1,325           -       -           1,325
                                       ---------  ------   ----------   -----------   ---------  ------   -------------

Balance at September 27, 1997.......   3,530,818     353       12,954        (2,652)          -       -          10,655
Issuance of common stock under
   employee stock purchase plan.....      15,023       2           64             -           -       -              66
Purchase of treasury shares.........           -       -            -             -      (7,350) $  (37)            (37)
Net loss............................           -       -            -        (1,216)          -       -          (1,216)
                                         ---------  ------   ----------   ---------   ---------  ------   -------------

Balance at September 26, 1998.......   3,545,841     355       13,018        (3,868)     (7,350)    (37)          9,468
Issuance of common stock under
   employee stock purchase plan.....      37,263       4          186             -           -       -             190
Options exercised...................      32,300       3          205             -           -       -             208
Purchase of treasury shares.........           -       -            -             -     (93,259)   (617)           (617)
Net income..........................           -       -            -         2,433         -         -           2,433
                                       ---------  ------   ----------   -----------   ---------  ------   -------------

Balance at September 25, 1999...       3,615,404  $  362   $   13,409   $    (1,435)   (100,609) $ (654)  $      11,682
                                       =========  ======   ==========   ===========   =========  ======   =============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                          Year ended
                                                            -----------------------------------------------
                                                            September 25,    September 26,    September 27,
                                                                1999             1998            1997
                                                            -------------    -------------    -------------
Cash flows from operating activities:
   Net income (loss).....................................   $       2,433    $      (1,216)   $       1,325
   Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities:
        Loss (income) from discontinued operations.......            (186)           1,556              214
        Depreciation and amortization....................           2,943            2,754            2,311
        Loss on disposal and abandonment of fixed
           assets........................................             240               63              240
        Provision for doubtful accounts..................             241              577              171
        Deferred income taxes............................             966              (70)            (308)
        Changes in assets and liabilities:
        Receivables......................................          (1,675)          (1,247)          (1,512)
        Inventories......................................             227             (565)          (1,948)
        Other current assets.............................             (73)            (325)             251
        Other long-term assets...........................              20               63                9
        Accounts payable.................................           1,420           (1,823)           1,952
        Accrued payroll..................................             178              211              136
        Accrued expenses.................................            (150)             228               15
                                                            -------------    -------------    -------------

Net cash provided by continuing operations...............           6,584              206            2,856
Net cash provided by (used for) discontinued
      operations.........................................              42             (406)            (163)
                                                            -------------    -------------    -------------

Net cash provided by (used for) operating activities.....           6,626             (200)           2,693
                                                            -------------    -------------    -------------

Cash flows from investing activities:
  Expenditures for fixed assets..........................          (2,655)          (3,375)          (5,277)
  Capital expenditures for discontinued operations.......               -             (208)             (90)
  Proceeds from disposals of fixed assets................              89              170               80
   Proceeds from disposal of discontinued operations.....             158              118                -
                                                            -------------    -------------    -------------

Net cash used for investing activities...................          (2,408)          (3,295)          (5,287)
                                                            -------------    -------------    -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock................             398               66              458
   Purchase of treasury shares...........................            (617)             (37)               -
   Proceeds from issuance of long-term debt..............               -            4,500                -
   Repayment of long-term debt...........................          (2,255)          (2,121)            (947)
   Principal payments under capital lease obligation.....             (12)            (132)            (114)
   Net change in revolving line of credit................          (2,094)           1,165            3,477
                                                            -------------    -------------    -------------
Net cash provided by (used for) financing activities.....          (4,580)           3,441            2,874
                                                            -------------    -------------    -------------

Net increase (decrease) in cash and cash
   equivalents...........................................            (362)             (54)             280
Cash and cash equivalents at beginning of year...........             777              831              551
                                                            -------------    -------------    -------------
Cash and cash equivalents at end of year.................   $         415    $         777    $         831
                                                            =============    =============    =============

Supplemental disclosures of cash flow information:
   Cash paid for interest................................   $         719    $         786    $         507
   Cash paid for income taxes............................   $         248    $          56    $          46


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

      The Company purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the northeastern United States. The majority of the Company's revenue is derived from its wholesale operation which serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. The Company also has a direct mail operation serving customers nationwide.

      The Company's fiscal year ends on the last Saturday in September. Fiscal 1999, fiscal 1998 and fiscal 1997 represent the years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively, and consist of 52 weeks.


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

      At September 25, 1999, the Company held options covering an aggregate of 863,000 pounds of green coffee beans which are exercisable in fiscal 2000 at prices ranging from $1.80 to $2.00 per pound. At September 26, 1998 the Company held options covering an aggregate of 1,312,500 pounds of coffee which were exercisable in fiscal 1999 at prices ranging from $1.75 to $2.00 per pound. The fair market value of these options were not material at September 25, 1999 and September 26, 1998. Additionally, the Company had futures contracts outstanding of approximately $714,000 at September 26, 1998. The fair market value of these futures at September 26, 1998 was $670,000. The fair market value for the futures and options was obtained from a major financial institution based on the market value of those financial  instruments  at September  25, 1999 and  September 26, 1998. At
      September  25,  1999  and  September  26,  1998,   $48,000  and  $112,000,
      respectively, of deferred hedging losses were included in the value of the inventory in the accompanying consolidated balance sheet.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000, which is fiscal year 2001 for the Company.

      OTHER LONG-TERM ASSETS
      Other long-term assets consist of deposits, debt issuance costs and a minority investment in Keurig, Inc. Debt issuance costs represent those costs incurred in connection with the issuance of debt. Amortization is calculated using the straight-line method over the respective original lives of the applicable issue. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the interest method. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 25, 1999 and September 26, 1998 were $32,000 and $48,000, respectively. The minority investment, which represents less than a 5% interest, is accounted for under the cost method. The balance in the investment in Keurig, Inc. included in other long-term assets in the accompanying consolidated balance sheet at September 25, 1999 and September 26, 1998 is $151,000.

      ADVERTISING COSTS
      The Company expenses the costs of advertising the first time the advertising takes place. At September 25, 1999 and September 26, 1998, prepaid advertising costs of $81,000 and $184,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $3,499,000, $2,791,000 and $1,991,000 for the years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively.

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

      INCOME TAXES
      The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

      FINANCIAL INSTRUMENTS
      The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 25, 1999. It was not practicable to estimate the fair value of a minority investment representing less than 5% of the preferred stock of an untraded company: that investment is carried at its original cost of $151,000 at September 25, 1999 and September 26, 1998, respectively.

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

      SIGNIFICANT CUSTOMER CREDIT RISK AND SUPPLY RISK
      The extensive network of Mobil convenience stores, now owned by Exxon Mobil Corporation, or by independent franchisees, accounted for approximately 18.6%, 17.7% and 17.3% of net sales from continuing operations in the years ended September 25, 1999, September 26, 1998 and September 27, 1997. During the same periods, Mobil convenience stores owned and operated by Exxon Mobil Corporation, rather than by franchisees, made up less than 10% of the Company's revenues. The Company had one customer, Hannaford Bros. Co., a supermarket chain, which accounted for 11.6% of net sales from continuing operations in the year ended September 27, 1997. For the years ended September 25, 1999 and September 26, 1998, Hannaford Bros. Co. accounted for less than 10% of the Company's revenues. Both Exxon Mobil Corporation and Hannaford Bros. Co. are customers of the wholesale segment (see footnote 15 on Segment Reporting). The majority of the Company's customers are located in the northeastern part of the United States. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. The Company does not require collateral from customers as ongoing credit evaluations of customers'
      payment history are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

      SEGMENT REPORTING
      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), became effective for financial statements issued for annual periods beginning after December 15, 1997. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and amends SFAS 94, "Consolidation of All Majority-Owned Subsidiaries". Under SFAS 131, the Company's business is comprised of two distinct business segments determined by the distribution channel. The direct mail segment is comprised of all consumer-direct sales and sales to small businesses which are solicited via catalogs and the Company's online store - www.GreenMountainCoffee.com. The wholesale segment is comprised of sales to customers who resell Green Mountain coffee either as coffee beans or brewed coffee by the cup, such as supermarkets, office coffee distributors, convenience stores, restaurants, and others. Wholesale sales are generated through the Company's direct sales force and a limited number of distributors.

      RECLASSIFICATIONS
      Certain reclassifications of prior year balances have been made to conform to the current presentation.


3.     Inventories

      Inventories consist of the following:

                                       September 25, 1999    September 26, 1998

      Raw materials and supplies....   $        2,809,000    $        2,832,000

      Finished goods................            2,600,000             2,804,000
                                       ------------------    ------------------
                                       $        5,409,000    $        5,636,000
                                       ==================    ==================




      As of September 25, 1999, the Company had inventory purchase commitments for green coffee totaling approximately $7.7 million. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.


4.       Fixed Assets

      Fixed assets consist of the following:

                                                      Useful
                                                      Life in    September 25,    September 26,
                                                       Years         1999             1998
                                                      -------    -------------    -------------

        Leasehold improvements.....................   5 - 10     $   2,216,000    $   2,363,000
        Production equipment.......................   2 - 10         5,539,000        5,338,000
        Office equipment and software..............   3 - 10         5,581,000        6,275,000
        Equipment on loan to wholesale customers...   3 - 5          4,133,000        5,976,000
        Vehicles...................................   2 - 4            512,000          384,000
        Construction-in-progress...................                    162,000          179,000
                                                                 -------------    -------------

          Total fixed assets.......................                 18,143,000       20,515,000

      Accumulated depreciation.....................                 (7,960,000)      (9,715,000)
                                                                 -------------    -------------

                                                                 $  10,183,000    $  10,800,000
                                                                 =============    =============

      Fixed assets include approximately $354,000 of computer and loaner equipment held under a capital lease at September 26, 1998. At September 26, 1998, related accumulated depreciation on the equipment under capital leases was approximately $334,000. Total depreciation and amortization expense from continuing operations relating to all fixed assets was $2,943,000, $2,754,000 and $2,311,000 for fiscal 1999, 1998 and 1997, respectively.


      During fiscal 1999, the Company disposed of assets with a cost of $5,012,000 and related accumulated depreciation of $4,683,000 resulting in a loss on disposal and abandonment of fixed assets of $240,000. As part of this loss, the Company recorded a $229,000 loss on abandonment of loaner equipment. This resulted from a thorough review of its brewing and other equipment on loan to customers, through which it identified a small portion of its old equipment that would not be retrieved.

      During fiscal 1997, the Company embarked on an expansion of its central production and distribution facility in order to increase capacity and streamline operations. In connection with this program, certain equipment with a net book value of $218,000 was abandoned for no proceeds.

5.       Income Taxes

      The provision (benefit) for income taxes from continuing operations for the years ended September 25, 1999, September 26, 1998, and September 27, 1997 is as follows:

                                                       September 25,    September 26,    September 27,
                                                           1999             1998             1997
                                                       -------------    -------------    -------------
      Current tax expense (benefit):
      Federal.......................................   $     862,000    $           -    $     355,000
      State.........................................         186,000           17,000          114,000
      Benefit of net operating loss carryforwards...        (948,000)               -         (408,000)
                                                       -------------    -------------    -------------

      Total current.................................         100,000           17,000           61,000
                                                       -------------    -------------    -------------

      Deferred tax expense (benefit):
      Federal.......................................       1,098,000          187,000          514,000
      State.........................................         178,000           30,000          284,000
                                                       -------------    -------------    -------------

      Total deferred................................       1,276,000          217,000          798,000

      Tax asset valuation allowance.................               -          (36,000)      (1,112,000)
                                                       -------------    -------------    -------------

      Total tax (benefit) expense...................   $   1,376,000    $     198,000    $    (253,000)
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

      Certain adjustments were made to state deferred tax assets during fiscal 1997 and are reflected in the state deferred tax expense.

      Deferred tax assets (liabilities), including temporary differences related to discontinued operations, consist of the following:

                                                                September 25,    September 26,
                                                                    1999             1998
                                                                -------------    -------------


      Deferred tax assets:
         Net operating loss carryforwards....................   $     272,000    $   1,077,000
         Federal investment tax credits......................           3,000            8,000
         Vermont state manufacturers investment tax credit...       2,627,000        2,627,000
         Section 263A adjustment.............................           4,000            4,000
         Other reserves and temporary differences............         467,000          916,000
                                                                -------------    -------------

         Gross deferred tax assets...........................       3,373,000        4,632,000

         Deferred tax asset valuation allowance..............      (2,355,000)      (2,355,000)

      Deferred tax liability:
         Depreciation........................................        (239,000)         (90,000)
                                                                -------------    -------------

         Net deferred tax assets.............................    $    779,000    $   2,187,000
                                                                 ============    =============

      At September 25, 1999, the Company has net operating loss carryforwards and investment tax credits for federal income tax reporting purposes of $472,000 and $3,000, respectively, which will expire between fiscal 2000 and 2009. In addition, in November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993 and June 30, 1996, which will expire in 2005. The resulting deferred tax asset, which is substantially offset by a valuation allowance, is reflected in the above table net of the federal tax effect.

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

      A reconciliation for continuing operations between the amount of reported income tax expense (benefit) and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

                                                     September 25,    September 26,    September 27,
                                                         1999             1998             1997
                                                     -------------    -------------    -------------

      Tax at U.S. Federal Statutory rate..........   $   1,231,000    $     183,000    $     437,000
      Increase (decrease) in rates resulting from:
            Other nondeductible items.............          28,000           22,000           20,000
            State taxes, net of federal benefit...         217,000           42,000           73,000
            Deferred tax asset valuation
                allowance and other...............        (100,000)         (49,000)        (783,000)
                                                     -------------    -------------    -------------

      Tax at effective rates......................   $   1,376,000    $     198,000    $    (253,000)
                                                     =============    =============    =============


6.       Discontinued Operations

         On May 29, 1998, the Company announced that it had adopted a plan to discontinue its company-owned retail store operations. The Company has closed all of its retail stores by the end of the second quarter of fiscal 1999. Accordingly, the retail stores are reported as discontinued operations for all periods presented. Under generally accepted accounting principles, the operating results of such operations are being segregated from the continuing operations and reported separately on the statement of operations.

         The estimated loss on disposal of the retail store operations of $1,259,000 (net of a tax benefit of $834,000) was included in the third quarter of fiscal 1998 results. The pre-tax loss on disposal of $2,093,000 recorded in fiscal 1998 consisted of an estimated loss on disposal of the business of $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal includes provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits. During the second quarter of fiscal 1999, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs.

         Net sales from the retail store operations were $207,000, $3,591,000 and $4,926,000 for the years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively. Net proceeds from the sale of retail assets totaled $158,000 and $118,000 in fiscal 1999 and fiscal 1998, respectively.

         The assets and liabilities of the discontinued retail operations at September 25, 1999 and September 26, 1998 are reflected as a net current liability in the accompanying consolidated balance sheet. The net liabilities of the discontinued operations in the September 25, 1999 and September 26, 1998 consolidated balance sheet are summarized as follows:

                                                              September 25,    September 26,
                                                                  1999             1998
                                                              -------------    -------------

Current assets, net........................................               -    $      97,000
Fixed assets, net..........................................   $      46,000          564,000
Deferred tax assets, net...................................         128,000          570,000
Estimated accrued losses and other costs on disposal of
discontinued operations....................................        (366,000)      (1,409,000)
                                                              -------------    -------------
Net accrued losses and other costs of discontinued
operations.................................................   $    (192,000)   $    (178,000)
                                                              =============    =============


7.       Credit Facility

     The Company maintains a credit facility (the "Credit Facility") with Fleet Bank - NH ("Fleet"). Borrowings are collateralized by substantially all of the Company's assets. During fiscal 1998, the Company amended its Credit Facility and increased the limit of the revolving line of credit from $6,000,000 to $9,000,000 and extended the term to March 31, 2001. In fiscal 1998, the Company was also able to borrow up to $4,500,000 in term debt with a maturity of March 31, 2003, of which $2,000,000 was voluntarily paid back in fiscal 1999. Principal payments on the term debt of $75,000 per month commenced on October 31, 1999. Both the revolving line of credit and term debt accrue interest daily and pay interest monthly, in arrears.

     The principal amounts outstanding on the revolving line of credit at September 25, 1999 and September 26, 1998 were $3,056,000 and $5,150,000, respectively. The outstanding balances on the term debt at September 25, 1999 and September 26, 1998 were $2,500,000 and $4,500,000, respectively.

     The interest paid on the line of credit and term debt varies with the prime and LIBOR interest rates. At September 25, 1999, the interest rate on $2,500,000 of the principal amount outstanding on the revolving line of credit was at the one-month LIBOR rate plus 175 basis points or 7.11% while the interest on the remaining portion (equal to $556,000) was at the prime rate or 8.25%. At September 26, 1998, the interest rate on $3,000,000 of the principal amount outstanding on the revolving line of credit was at the one-month LIBOR rate plus 250 basis points or 8.09%, the interest rate on $1,500,000 of the line of credit was at LIBOR plus 250 basis points or 8.16%, while the interest on the remaining portion (equal to $650,000) was at the prime rate or 8.5%. At September 25, 1999, the interest rate on the $2,500,000 term debt was equal to LIBOR plus 200 basis points or 7.36%. At September 26, 1998, the interest rate on the $4,500,000 term debt was equal to LIBOR plus 275 basis points or 8.41%.

     The terms of the Credit Facility also provide for the maintenance of specified financial ratios and restrict certain transactions without prior bank approval. The Company was in compliance with these covenants at September 25, 1999.

     On May 29, 1998, the Company entered into a standard International Swap Dealers Association Inc. interest rate swap agreement with Fleet National Bank to manage the interest rate risk associated with its Credit Facility. The swap agreement has a notional amount of $6,000,000 and matures in May 2001. The effect of the swap agreement is to limit the interest rate exposure to a fixed rate of 5.84% (versus the 30-day LIBOR rate). In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense as calculated is greater based on the 30-day LIBOR rate, Fleet National Bank pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet National Bank. For the year ended September 25, 1999, the Company paid $43,000 in additional interest expense pursuant to the swap agreement. For the year ended September 26, 1998, interest expense was not materially impacted by the swap agreement. Depending on fluctuations in the LIBOR rate, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

     The fair value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date. At September 25, 1999 and September 26, 1998, the Company estimates that it would have paid $14,000 and $68,000 respectively to terminate the agreement.

8.       Long-term Debt

                                                 September 25,     September 26,
                                                     1999                 1998
                                                 -------------    -------------

     Fleet line of credit (Note 7)............   $   3,056,000    $    5,150,000
     Fleet term debt  (Note 7)  ..............       2,500,000         4,500,000
     Facility and Equipment Term Loans........         101,000           195,000
     Central Vermont Economic Development
         Corporation Debenture................         382,000           459,000
     Vermont Economic Development Authority
         Promissory Note......................          42,000            93,000
     Computer Equipment Installment Loans.....               -             2,000
     Service Vehicle Installment Loans........          10,000            41,000
                                                 -------------    --------------
                                                     6,091,000        10,440,000
     Less current portion.....................       1,127,000           249,000
                                                 -------------     -------------
                                                 $   4,964,000     $  10,191,000
                                                 =============    ==============

      FACILITY AND EQUIPMENT TERM LOANS
      As part of the Credit Facility, the Company has financed fixed asset purchases under five term loans which are collateralized by a senior lien on substantially all of the Company's assets and by a security interest in the fixed assets for which the borrowings are made. The interest rate on all term loans under the credit facility is equal to the lesser of 25 basis points above Fleet's variable base rate or 275 basis points above the LIBOR rate for maturities of up to one year. Four of these loans out of five were paid down in fiscal 1998 with the proceeds of the new term debt. The remaining facility and equipment loan matures on October 15, 2000 and has monthly installments of principal and interest payments of approximately $9,000. At September 25, 1999, the remaining facility and equipment loan bore interest at 8.13%.

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

      VERMONT ECONOMIC DEVELOPMENT AUTHORITY PROMISSORY NOTE
      The Vermont Economic Development Authority promissory note is payable in monthly principal and interest installments of approximately $4,300 over seven years, with an interest rate of 5.5%. The note matures on August 11, 2000 and is collateralized by a secondary security interest in the related fixed assets. The Company may not pay any dividends with respect to its capital stock, whether in cash or in stock, without the prior approval of the Vermont Economic Development Authority. The note contains covenants related to restrictions on prepayments of certain portions of the Company's remaining outstanding debt as defined in the underlying agreement. The Company was in compliance with these covenants at September 25, 1999.

      SERVICE VEHICLE INSTALLMENT LOANS
      The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. The notes bear interest at a rate of 4.8% and require monthly installments of principal and interest totaling approximately $2,500 through February 2000.

      MATURITIES
      Maturities of long-term debt for years subsequent to September 25, 1999 are as follows:

                      Fiscal Year
                      -----------

                         2000           $  1,127,000
                         2001              4,051,000
                         2002                792,000
                         2003                 96,000
                         2004                 25,000
                                        ------------
                                        $  6,091,000
                                        ============

9.   Treasury Stock

     On September 4, 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to $500,000 worth of outstanding shares of the Company's common stock at market prices. At September 26, 1998, the Company had repurchased 7,350 shares for $37,000. In the first and second quarter of fiscal 1999, the Company repurchased an additional 72,768 shares for $457,000.

     On August 24, 1999, the Board of Directors authorized the repurchase, at management's discretion, of up to $500,000 worth of outstanding shares of the Company's common stock at market prices. At September 25, 1999, the Company had repurchased 20,491 shares for $160,000.

10.   Employee Compensation Plans

      STOCK OPTION PLANS
      Prior to the establishment on September 21, 1993 of the Company's first employee stock option plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. At September 25, 1999, 141,444 options were outstanding under these individual agreements. All such options presently outstanding are fully vested and expire in April 2003 or earlier if employment terminates.

      The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 75,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996 , the total number of shares of authorized common stock to be made available under the 1993 Plan was increased to 275,000. At September 25, 1999 and September 26, 1998, options for 43,611 and 66,631 shares of common stock were available for grant under the plan, respectively.

      On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 250,000 shares of common stock are available for grants of both incentive and non-qualified stock options. At September 25, 1999, options for 57,321 shares of common stock were available for grant under the plan.

      Under both the 1993 Plan and the 1999 Plan, the option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. The option price for each non-qualified stock option shall not be less than 85% of the fair market value of the common stock at the date of grant. Options under the 1993 Plan and the 1999 Plan become exercisable over periods determined by the Board of Directors.

      Option activity is summarized as follows:

                                              Number of                       Weighted-average
                                               Shares       Option Price       Exercise Price
                                              ---------    ---------------    ----------------
       Outstanding at September 28, 1996...     316,162    $   2.55 - 8.50    $           6.63
        Granted............................      46,000      6.125 - 9.625                6.96
        Exercised..........................     (95,722)      2.55 - 6.875                3.66
        Canceled...........................      (8,200)              8.50                8.50
                                              ---------

       Outstanding at September 27, 1997...     258,240       6.00 - 9.625                7.73
        Granted............................     100,834      6.375 - 10.00                9.00
        Exercised..........................           -                 -                    -
        Canceled...........................      (9,261)        6.25 - 8.5                7.60
                                              ---------

       Outstanding at September 26, 1998...     349,813       6.00 - 10.00                8.10
        Granted............................     290,212      4.375 - 7.625                5.95
        Exercised..........................     (32,300)       6.00 - 7.00                6.30
        Canceled...........................     (74,513)     4.375 - 10.00                7.14
                                              =========
       Outstanding at September 25, 1999...     533,212    $ 4.375 - 10.00                7.18
                                              =========

       Exercisable at September 25, 1999...     226,854    $ 5.875 - 10.00    $           8.03
                                              =========


                         Options outstanding                 Options exercisable
                 Number          Weighted   Weighted        Number          Weighted
                 outstanding at  average    average         exercisable at  average
Range of         September 25,   remaining  exercise price  September 25,   exercise price
exercise price   1999            (years)                    1999
--------------  ---------------  ---------  --------------  --------------  --------------
$  4.38 - 6.00          176,833          9  $         5.22          15,000  $         5.88
   6.25 - 7.00           34,905          8            6.66          13,226            6.64
   7.44 - 7.63           84,000         10            7.61           3,000            7.50
          8.02          141,444          4            8.02         141,444            8.02
   8.13 - 8.50           40,030          6            8.46          34,534            8.50
  9.63 - 10.00           56,000          8            9.96          19,650            9.94
                ===============                             ==============
                        533,212                                    226,854
                ===============                             ==============


      EMPLOYEE STOCK PURCHASE PLAN
      On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 150,000 shares of common stock have been reserved for issuance under the plan. There are two six month withholding periods in each fiscal year.

      Prior to the establishment of the 1998 Employee Stock Purchase Plan, the Company reserved 75,000 shares of common stock for purchase by eligible employees under the 1993 Employee Stock Purchase Plan (the "1993 Plan"). The 1993 Plan provides for five annual offerings of 15,000 shares of common stock per offering, plus any unissued shares from prior fiscal years. Each participating employee has the option to purchase a maximum number of shares equal to 10% of the participants base pay divided by 85% of the market value of the common stock at such time, subject to pro rata reduction of shares in the annual aggregate maximum number of shares offered by the Company otherwise be exceeded.

      The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for one grant to an outside consultant in fiscal 1999, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 " Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended September 25, 1999, September 26, 1998 and September 27, 1997 would have decreased to the pro forma amounts indicated below:


                                        Fiscal 1999    Fiscal 1998   Fiscal 1997
                                        -----------    -----------   -----------

Net income (loss)       As reported     $     2,433    $    (1,216)  $     1,325
                        Pro forma             2,160         (1,336)        1,219
Diluted net income
(loss) per share        As reported            0.69          (0.34)         0.38
                        Pro forma              0.61          (0.38)         0.35

      The fair value of each stock option under the 1993 and 1999 Plans are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of 7 years, 7 years and 6 years in fiscal 1999, 1998 and 1997, respectively; an average volatility of 70%, 64%, and 67% for fiscal 1999, 1998, and 1997 respectively; no dividend yield; and a risk-free interest rate of 6.35%, 4.56% and 6.11% for fiscal 1999, 1998 and 1997 grants, respectively.

      The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 1999, 1998 and 1997: an expected life of six months, one year and one year respectively; expected volatility of 70%, 64%, and 67% respectively; and a risk-free interest rate of 5.33%; 4.59% and 5.51%, respectively. The weighted average fair value of those purchase rights granted in fiscal 1999, fiscal 1998 and fiscal 1997 was $2.31, $1.98 and $2.79 respectively.

11.  Defined Contribution Plan

     The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company with one year or more of service who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 5% of their salary. Company contributions to the plan amounted to $204,000, $160,000, and $96,000, for the years ended September 25, 1999, September 26, 1998, and September 27, 1997, respectively.

12.  Loans to Officers

     During fiscal 1999 and fiscal 1998, certain executive officers delivered promissory notes to the Company in the principal amount of $650,000 and $178,000, respectively. Interest accrues on the unpaid principal at the prime rate as reported in the Wall Street Journal and is payable upon the maturity of the note. During fiscal 1999, the prime rate ranged from 7.75% to 8.50%. During fiscal 1998, the prime rate was 8.50% throughout the year. One note in the amount of $250,000, issued September 24, 1999, was outstanding on September 25, 1999 and is expected to be repaid to the Company during fiscal 2000. The balance on loans to officers, including $7,000 of accrued interest, at September 26, 1998 was $185,000.

13.   Commitments, Lease Contingencies and Contingent Liabilities

      LEASES
      The Company leases office and retail space, production, distribution and service facilities and certain equipment under various non-cancelable operating leases, with terms ranging from one to ten years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $1,628,000, $1,599,000 and $1,376,000 in fiscal 1999,
      1998 and 1997, respectively (net of sublease income of $196,000, $67,000 and $54,000 in fiscal 1999, 1998 and 1997, respectively).

      Minimum future lease payments (net of committed sublease agreements of $137,000 for fiscal year 2000, $132,000 for fiscal 2001, $113,000 for fiscal 2002, $53,000 for fiscal 2003 and $227,000 thereafter) under non-cancelable operating leases for years subsequent to September 25, 1999 are as follows:

      Fiscal Year                                         Operating Leases
      -----------                                         ----------------

          2000.........................................   $      1,096,000
          2001.........................................          1,037,000
          2002.........................................            713,000
          2003.........................................            546,000
          2004.........................................            491,000
          Thereafter...................................          1,224,000
                                                          ----------------
      Total minimum lease payments.....................   $      5,107,000
                                                          ================
14.  Earnings per share

     The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):


                                                                 Year ended
                                                September 25,   September 26,   September 27,
                                                    1999            1998            1997
                                                -------------   -------------   -------------
     Numerator - basic and diluted
     earnings per share :
     Net income from continuing
     operations..............................   $       2,247   $         340   $       1,539
                                                =============   =============   =============
     Denominator:
     Basic earnings per share - weighted
     average shares outstanding..............       3,503,412       3,530,657       3,433,929
     Effect of dilutive securities - stock
     options.................................          43,743           8,574          34,003
                                                -------------   -------------   -------------
     Diluted earnings per share - weighted
     average shares outstanding..............       3,547,155       3,539,231       3,467,932
                                                =============   =============   =============

     Basic earnings per share.................  $        0.64   $        0.10   $        0.45
     Diluted earnings per share...............  $        0.64   $        0.10   $        0.44


     For the fiscal years ended September 25, 1999, September 26, 1998, and September 27, 1997 anti-dilutive options of 345,967, 341,239, and 289,840 respectively, have been excluded from the calculation of EPS because the options' exercise price was greater than the market price of the common shares.

15.  Segment Reporting

     Business conducted by the Company can be segmented into two distinct areas determined by the distribution channel. The direct mail segment is comprised of all consumer-direct sales and sales to small businesses which are solicited via catalogs and the Company's online store -
     www.GreenMountainCoffee.com. The wholesale segment is comprised of all sales to customers who resell Green Mountain coffee either as coffee beans or brewed coffee by the cup, such as supermarkets, office coffee distributors, convenience stores, restaurants, and others. Wholesale sales are generated through the Company's direct sales force and a limited number of distributors.

     Both segments of the Company sell similar products, although the entire Company product range is not fully available to both segments, and direct mail customers do not have access to the same range of equipment service, delivery and merchandising support as wholesale customers.

     Selling and operating costs directly attributable to the direct mail segment are charged accordingly while all remaining selling, operating, general and administrative expenses

     (including depreciation and amortization) are charged to the wholesale segment. In fiscal 1997, $84,000 of depreciation was charged to the direct mail segment. The Company's management does not review assets by segment.

     The table below discloses segment net sales and pre-tax income from continuing operations for fiscal 1999, 1998 and 1997 (in thousands):

                                   1999          1998          1997
                                ----------    ----------    ----------
                                 Net sales from continuing operations
     Reportable segments:
     Wholesale..............    $   61,418    $   52,710    $   40,037
     Direct mail............         3,463         3,115         2,871
                                ==========    ==========    ==========
     Total net sales........    $   64,881    $   55,825    $   42,908
                                ==========    ==========    ==========

                               Pre-tax income from continuing operations
     Reportable segments:
     Wholesale..............    $    4,084    $    1,255    $    1,710
     Direct mail............           265            38            80
                                ----------    ----------    ----------
     Operating income.......         4,349         1,293         1,790

     Reconciling items:
     Other income...........            10            66            17
     Interest expense.......          (736)         (821)         (521)
                                ==========    ==========    ==========
     Pre-tax income.........    $    3,623    $      538    $    1,286
                                ==========    ==========    ==========

                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.

Our Audits of the consolidated financial statements referred to in our report dated November 12, 1999 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 12, 1999

                 Schedule II - Valuation and Qualifying Accounts
                           for the fiscal years ended
          September 25, 1999, September 26, 1998 and September 27, 1997


                                                                     Additions
                                               Balance at     Charged to     Charged to                     Balance
                                               Beginning      Costs and      Other                          at End
              Description                      of Period      Expenses       Accounts       Deductions      of Period
---------------------------------------       ------------   ------------  -------------   ------------    -----------

Allowance for doubtful accounts:
   Fiscal 1999............................   $     378,000   $    241,000              -   $    429,000    $   190,000
   Fiscal 1998............................   $     116,000   $    577,000              -   $    315,000    $   378,000
   Fiscal 1997............................   $      80,000   $    171,000              -   $    135,000    $   116,000

Deferred tax asset valuation allowance:
   Fiscal 1999............................   $   2,355,000              -              -              -    $ 2,355,000
   Fiscal 1998............................   $   2,391,000              -              -   $     36,000    $ 2,355,000
   Fiscal 1997............................   $   3,503,000              -              -   $  1,112,000    $ 2,391,000