Form 10-Q
period 2000-01-15
GREEN MOUNTAIN COFFEE INC
filed 2000-02-29
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the sixteen weeks ended January 15, 2000

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


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [  X  ]    NO    [     ]

     As of February 21, 2000, 3,349,141 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                       January 15,    September 25,
                                                                           2000            1999
                                                                       -----------    -------------
                                                                       (unaudited)
         Assets
Current assets:
   Cash and cash equivalents........................................   $     1,083    $         415
   Receivables, less allowances of $210 at January 15, 2000
    and $190 at September 25, 1999..................................         6,930            6,223
   Inventories......................................................         5,074            5,409
   Income tax receivable............................................             -              233
   Other current assets.............................................           164              264
   Loans to officers................................................           210              250
   Deferred income taxes, net.......................................           290              490
                                                                       -----------    -------------

         Total current assets.......................................        13,751           13,284

Fixed assets, net...................................................        10,332           10,183
Other long-term assets..............................................           236              250
Deferred income taxes, net..........................................           148              161
                                                                       -----------    -------------

Total assets........................................................   $    8.827    $      23,878
                                                                       ===========    =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt................................   $     1,099    $       1,127
   Accounts payable.................................................         4,518            4,551
   Accrued payroll..................................................         1,131            1,005
   Accrued expenses.................................................           727              357
   Income tax payable...............................................           401                -
   Accrued losses and other costs of discontinued operations, net...           178              192
                                                                       -----------    -------------

        Total current liabilities...................................         8,054            7,232
                                                                       -----------    -------------

Long-term debt......................................................         1,676            1,908
                                                                       -----------    -------------

Long-term line of credit............................................         2,780            3,056
                                                                       -----------    -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $0.10 par value:  authorized - 10,000,000 shares;
   issued- 3,616,003 shares at January 15, 2000 and 3,615,404 shares
   at September 25, 1999............................................           362              362
   Additional paid-in capital.......................................        13,410           13,409
   Accumulated deficit..............................................          (135)          (1,435)
   Treasury shares, at cost:  217,995 shares at January 15, 2000 and
   100,609 shares at September 25, 1999, respectively...............        (1,680)            (654)
                                                                       -----------    -------------

   Total stockholders' equity.......................................        11,957           11,682
                                                                       -----------    -------------

         Total liabilities and stockholders' equity.................   $    24,467    $      23,878
                                                                       ===========    =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)


                                                        Sixteen weeks ended
                                                    --------------------------
                                                    January 15,    January 16,
                                                        2000           1999
                                                    -----------    -----------
                                                           (unaudited)

        Net sales................................   $    24,742    $    20,068


        Cost of sales............................        14,696         12,540
                                                    -----------    -----------

            Gross profit.........................        10,046          7,528

        Selling and operating expenses...........         6,049          4,968
        General and administrative expenses......         1,684          1,399
                                                    -----------    -----------

            Operating income.....................         2,313          1,161

        Other income (expense)...................            (4)             4
        Interest expense.........................          (141)          (300)
                                                    -----------    -----------

            Income before income taxes...........         2,168            865

        Income tax expense.......................          (868)          (324)
                                                    -----------    -----------


            Net income...........................   $     1,300    $       541
                                                    ===========    ===========

           Basic income per share:
           Weighted average shares outstanding        3,464,105      3,515,277
           Net income                               $      0.38    $      0.15

           Diluted income per share:
           Weighted average shares outstanding        3,542,668      3,533,058
           Net income                               $      0.37    $      0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                               Sixteen weeks ended
                                                                           --------------------------
                                                                           January 15,    January 16,
                                                                               2000           1999
                                                                           -----------    ----------
                                                                                  (unaudited)

Cash flows from operating activities:
   Net income...........................................................   $     1,300    $       541
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization...................................           926            925
        Loss (gain) on disposal of fixed assets.........................            70             (2)
        Provision for doubtful accounts.................................            68            108
        Deferred income taxes...........................................           213             13
        Changes in assets and liabilities:
              Receivables...............................................          (775)          (346)
              Inventories...............................................           335            491
              Other current assets......................................           373           (145)
              Other long-term assets, net...............................            14             (4)
              Accounts payable..........................................           (33)           360
              Accrued payroll...........................................           126           (122)
              Accrued expenses..........................................           771              4
                                                                           -----------    -----------

              Net cash provided by continuing operations................         3,388          1,823
              Net cash provided by (used for) discontinued operations...           (14)           256
                                                                        --------------    -----------

              Net cash provided by operating activities.................         3,374          2,079

Cash flows from investing activities:
   Expenditures for fixed assets........................................        (1,170)          (715)
   Proceeds from disposal of discontinued operations....................             -             86
   Proceeds from disposals of fixed assets..............................            25             23
                                                                           -----------    -----------

              Net cash used for investing activities...................         (1,145)          (606)
                                                                           -----------    -----------

Cash flows from financing activities:
   Issuance of new debt.................................................            43              -
   Stock option exercises ..............................................             1              -
   Purchase of treasury shares..........................................        (1,026)          (257)
   Repayment of long-term debt..........................................          (303)           (84)
   Principal payments under capital lease obligation....................             -            (12)
   Net change in revolving line of credit...............................          (276)        (1,250)
                                                                           -----------    -----------

              Net cash used for financing activities....................        (1,561)        (1,603)
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents....................           668           (130)
Cash and cash equivalents at beginning of period........................           415            777
                                                                           -----------    -----------

Cash and cash equivalents at end of period..............................   $     1,083    $       647
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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the sixteen week period ended January 15, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the fiscal year ended September 25, 1999.

         Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.       Inventories

         Inventories consist of the following:

                                                 January 15,    September 25,
                                                    2000             1999
                                                -------------   -------------

            Raw materials and supplies.......   $   2,336,000   $   2,809,000
            Finished goods...................       2,738,000       2,600,000
                                                -------------   -------------

                                                $   5,074,000   $   5,409,000
                                                =============   =============


3.       Earnings per share

         The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

                                                                              Sixteen weeks ended
                                                                          ---------------------------
                                                                          January 15,     January 16,
                                                                              2000            1999
                                                                          -----------     -----------
         Numerator - basic and diluted earnings per share :
         Net income                                                       $     1,300     $       541
                                                                          ===========     ===========
         Denominator:
         Basic earnings per share - weighted average shares outstanding     3,464,105       3,515,277
         Effect of dilutive securities - employee stock options                78,563          17,781
                                                                          -----------     -----------
         Diluted earnings per share - weighted average shares
         outstanding                                                        3,542,668       3,533,058
                                                                          ===========     ===========

         Basic earnings per share                                          $     0.38     $      0.15
         Diluted earnings per share                                        $     0.37     $      0.15


         For the sixteen weeks ended January 15, 2000, options to purchase 92,776 shares of common stock at exercise prices ranging from $8.50 to $10.00 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the shares of common stock.

         For the sixteen weeks ended January 16, 1999, options to purchase 457,579 shares of common stock at exercise prices ranging from $5.63 to $10.00 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the shares of common stock.

4.       Segment reporting

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

         The table below discloses segment net sales and pre-tax income for the sixteen weeks ended January 15, 2000 and January 16, 1999 (in thousands):

                                                        Sixteen weeks ended
                                                    ---------------------------
                                                    January 15,     January 16,
                                                        2000            1999
                                                    -----------     -----------

                                                               Net sales
                 Reportable segments:
                 Wholesale                          $    23,027     $    18,741
                 Direct mail                              1,715           1,327
                                                    -----------     -----------
                 Total net sales                    $    24,742     $    20,068
                                                    ===========     ===========

                                                              Pre-tax income
                 Reportable segments:
                 Wholesale                          $     2,158     $     1,129
                 Direct mail                                155              32
                                                    -----------     -----------
                 Operating income                         2,313           1,161
                 Reconciling items:
                 Other income (expense)                      (4)              4
                 Interest expense                          (141)           (300)
                                                    -----------     -----------
                Pre-tax income                      $     2,168     $       865
                                                    ===========     ===========


5.       Interest rate swap agreement

     During the first quarter of fiscal 2000, the Company received $34,000 from Fleet National Bank for the termination of its interest rate swap agreement with a $6,000,000 nominal amount. This payment was netted against interest expense for the fiscal quarter. Due to the termination of this agreement, at January 15, 2000, the Company had $5,125,000 of debt subject to variable interest rates (the lower of Fleet bank's prime rate or LIBOR rates for maturities up to one year).

6.       Derivative instruments and hedging activities

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

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         OVERVIEW

         For the sixteen weeks ended January 15, 2000, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 93.1% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company's direct mail operation accounted for approximately 6.9% of net sales during the same period.

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

         The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year. Fiscal 2000, which began on September 26, 1999 and ends on September 30, 2000, will consist of 53 weeks with the thirteenth fiscal period having 5 weeks.


         COFFEE PRICES, AVAILABILITY AND GENERAL RISK FACTORS

         Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in Fiscal 2000 and beyond. In addition to the "C" price, coffee of the quality sought by Green Mountain also tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials are also subject to significant variations. In the past, the Company has generally been able to pass increases in green coffee costs to its customers. However, there can be no assurance that the Company will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile, in a blend or temporarily remove that particular coffee from its product line. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts and buys options to hedge price-to-be-established coffee purchase commitments.

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

         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "projects", "may", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, the impact of the loss of a major customer, economic conditions, prevailing interest rates, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, Year 2000 issues, weather and special or unusual events, as well as other risk factors described in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.


         RESULTS OF OPERATIONS

                                                         Sixteen weeks ended
                                                     ---------------------------
                                                     January 15,     January 16,
                                                         2000            1999
                                                     -----------     -----------

        Net sales.................................       100.0 %         100.0 %
        Cost of sales.............................        59.4 %          62.5 %
                                                     -----------     -----------

             Gross profit.........................        40.6 %          37.5 %

        Selling and operating expenses............        24.4 %          24.7 %
        General and administrative expenses.......         6.8 %           7.0 %
                                                     -----------     -----------

             Operating income.....................         9.4 %           5.8 %

        Other income..............................         0.0 %           0.0 %
        Interest expense..........................        (0.6)%          (1.5)%
                                                     -----------     -----------

             Income before income taxes...........         8.8 %           4.3 %

        Income tax expense........................        (3.5)%          (1.6)%
                                                     -----------     -----------

             Net income...........................          5.3 %          2.7 %
                                                     ===========     ===========


         SIXTEEN WEEKS ENDED JANUARY 15, 2000 VERSUS SIXTEEN WEEKS ENDED JANUARY 16, 1999

         Net sales increased by $4,674,000, or 23.3%, from $20,068,000 for the sixteen weeks ended January 16, 1999 (the "1999 period") to $24,742,000 for the sixteen weeks ended January 15, 2000 (the "2000 period"). Coffee pounds sold increased by approximately 470,000 pounds, or 17.0%, from approximately 2,772,000 pounds in the 1999 period to approximately 3,242,000 pounds in the 2000 period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold is primarily due to the increased sales of single-cup Keurig-Brewed TM line of coffees, whose sales price per coffee pound is greater than the Company's traditional product line, and sales of non-coffee products such as the Company's new Monte Verde TM powdered hot cappuccino and frozen granita products.

         The increase in net sales is primarily attributable to the wholesale segment in which net sales increased by $4,286,000, or 22.9%, from $18,741,000 for the 1999 period to $23,027,000 for the 2000 period. The wholesale net sales increase resulted primarily from the growth in the office coffee service channel.

         Gross profit increased by $2,518,000, or 33.4%, from $7,528,000 for the 1999 period to $10,046,000 for the 2000 period. As a percentage of net sales, gross profit increased 3.1 percentage points from 37.5% for the 1999 period to 40.6% for the 2000 period. The increase in gross profit as a percentage of sales was due primarily to the lower green coffee costs and certain efficiencies and economies of scale in distribution costs.

         Selling and operating expenses increased by $1,081,000, or 21.8%, from $4,968,000 for the 1999 period to $6,049,000 for the 2000 period.
         Selling and operating expenses decreased 0.3 percentage points as a percentage of sales from 24.7% for the 1999 period to 24.4% for the 2000 period. The dollar increase in selling and operating expense was primarily due to increased sales and sales support personnel expenses, as well as increased marketing and promotional expenses.

         General and administrative expenses increased by $285,000, or 20.4%, from $1,399,000 for the 1999 period to $1,684,000 for the 2000 period, but decreased 0.2 percentage points as a percentage of sales from 7.0% for the 1999 period to 6.8% for the 2000 period. The dollar increase in general and administrative expenses was primarily due to higher employee education and consulting expenses.

         As a result of the foregoing, operating income increased by $1,152,000, or 99.2%, from $1,161,000 for the 1999 period to $2,313,000 for the
         2000 period.

         Interest expense decreased by $159,000, or 53.0%, from $300,000 for the 1999 period to $141,000 for the 2000 period. The decrease is due to the reduction in the Company's long-term debt made possible by strong cash flows from operations since the last quarter of fiscal 1998. Depending on interest rate fluctuations and the amount of outstanding shares that the Company may repurchase over the course of fiscal 2000, interest expense may not continue to decrease year over year.

         Income tax expense increased $544,000, or 67.9%, from $324,000 for the 1999 period to $868,000 for the 2000 period. It is expected that the Company's effective tax rate will continue to approximate 40% throughout fiscal 2000.

         Net income increased by $759,000, or 140.3%, from $541,000 for the 1999 period to $1,300,000 in the 2000 period.


         LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased $355,000 to $5,697,000 at January 15, 2000 from $6,052,000 at September 25, 1999. This decrease is primarily due to higher accrued expenses, including $401,000 income tax payable, and was partially offset by higher cash and accounts receivable.

         During the 2000 period, Green Mountain had capital expenditures of $1,170,000, including $460,000 for equipment on loan to wholesale customers, $306,000 for production equipment and $201,000 for computer equipment. During the 1999 period, Green Mountain had capital expenditures of $715,000, including $510,000 for equipment on loan to wholesale customers, $84,000 for production equipment and $74,000 for computer equipment. Cash used to fund the capital expenditures in the 2000 period was obtained from net cash provided by operating activities.

         The Company currently plans to make capital expenditures in fiscal 2000 of approximately $4,500,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         The Company maintains a $9,000,000 line of credit with Fleet Bank - NH, the availability of which is subject to the Company's accounts receivable and inventory levels. At January 15, 2000, the outstanding balance on the Fleet line of credit was $2,780,000 and the amount remaining available was $4,693,000. The facility also provides for a term debt facility, of which $2,275,000 was outstanding at January 15, 2000. The Company presently makes monthly principal payments of $75,000 under the term debt. The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at January 15, 2000.

         In the 2000 period, the Company also used $1,026,000 of its cash flow from operations to repurchase 117,386 of its outstanding shares. As Management believes the market is still undervaluing the Company's stock, Green Mountain may repurchase additional shares in fiscal 2000.

         Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 2000.

 .
         DEFERRED INCOME TAXES

         The Company had net deferred tax assets of $557,000 at January 15, 2000. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,355,000 (including $2,306,000 primarily related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.


         YEAR 2000

         In anticipation of the January 1, 2000 date change, Green Mountain developed and implemented a Year 2000 plan to address possible Year 2000 disruptions. The Company had assessed its Year 2000 readiness and identified its Year 2000 risk in three broad categories: internal business software; manufacturing, facilities and embedded chip technology; and external noncompliance by customers and suppliers. During the December 31, 1999 to January 1, 2000 date change, Green Mountain monitored its operations and computer systems and experienced no apparent problems. Since January 1, 2000, the Company has also noted no significant Year 2000 problems with its customers and suppliers. Green Mountain will continue to monitor its internal operations and computer systems, and to watch for Year 2000 problems with its customers and suppliers, during the leap year date changes from February 28, 2000 through March 1, 2000.

         The total cost associated with required modifications to become Year 2000 compliant did not have a material effect on Green Mountain's results of operations or financial condition. The Company spent approximately $100,000 on a telephone switching and voice mail system replacement project that was accelerated because of the Year 2000 project and approximately $250,000 on a co-generation project which was partly motivated by Year 2000 concerns related to possible power supply problems.

         Although Green Mountain believes that its Year 2000 plan successfully eliminated potential problems associated with the Year 2000 date change, it cannot guarantee that the plans, work and funds expended corrected all Year 2000 errors or that the information systems will not generate Year 2000 errors in the future, particularly when operating with third party computer systems or data. In addition, the Company cannot reliably predict the effect future third party disruptions may have on Green Mountain, its operations or financial condition.


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


      Item 3.     Quantitative and Qualitative Disclosures About Market Risk


         There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 22, 1999.

         During the first quarter of fiscal 2000, the Company received $34,000 from Fleet National Bank for the termination of its interest rate swap agreement with a $6,000,000 nominal amount. This payment was netted against interest expense for the fiscal quarter. Due to the termination of this agreement, at January 15, 2000, the Company had $5,125,000 of debt subject to variable interest rates (the lower of Fleet bank's prime rate or LIBOR rates for maturities up to one year). A hypothetical 100 basis points increase in the LIBOR rate and prime rate would result in additional interest expense of $51,000 on an annualized basis.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K


 (a) Exhibits:

         3.1          Certificate of Incorporation(1)

         3.2          Bylaws(1)

         10.100 Stock Option Agreement, dated as of December 21, 1999, by and between Robert D. Britt and the Company

         10.101 Stock Option Agreement, dated as of December 21, 1999, by and between Agnes M. Cook and the Company

         10.102 Stock Option Agreement, dated as of December 21, 1999, by and between Jonathan C. Wettstein and the Company

         10.103 Stock Option Agreement, dated as of December 21, 1999, by and between James K. Prevo and the Company

         10.104 Stock Option Agreement, dated as of December 21, 1999, by and between Paul Comey and the Company

         27           Financial Data Schedule.

 (b) No reports on Form 8-K were filed during the sixteen weeks ended January 15, 2000.

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




                                GREEN MOUNTAIN COFFEE, INC.

Date:   2/29/2000               By:   /s/ Robert P. Stiller
-----------------               ------------------------------------------------
                                Robert P. Stiller,
                                President and Chief Executive Officer

Date:   2/29/2000               By:   /s/ Robert D. Britt
-----------------               -----------------------------------------------
                                Robert D. Britt,
                                Chief Financial Officer, Treasurer and Secretary