Form 10-Q/A
period 2000-01-15
GREEN MOUNTAIN COFFEE INC
filed 2000-03-08
CIK 909954

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

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)




                                                                       January 15,    September 25,
                                                                           2000            1999
                                                                       -----------    -------------
                                                                       (unaudited)
         Assets
Current assets:
   Cash and cash equivalents........................................   $     1,083    $         415
   Receivables, less allowances of $210 at January 15, 2000
    and $190 at September 25, 1999..................................         6,930            6,223
   Inventories......................................................         5,074            5,409
   Income tax receivable............................................             -              233
   Other current assets.............................................           164              264
   Loans to officers................................................           210              250
   Deferred income taxes, net.......................................           290              490
                                                                       -----------    -------------

         Total current assets.......................................        13,751           13,284

Fixed assets, net...................................................        10,332           10,183
Other long-term assets..............................................           236              250
Deferred income taxes, net..........................................           148              161
                                                                       -----------    -------------

Total assets........................................................   $    24,467    $      23,878
                                                                       ===========    =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt................................   $     1,099    $       1,127
   Accounts payable.................................................         4,518            4,551
   Accrued payroll..................................................         1,131            1,005
   Accrued expenses.................................................           727              357
   Income tax payable...............................................           401                -
   Accrued losses and other costs of discontinued operations, net...           178              192
                                                                       -----------    -------------

        Total current liabilities...................................         8,054            7,232
                                                                       -----------    -------------

Long-term debt......................................................         1,676            1,908
                                                                       -----------    -------------

Long-term line of credit............................................         2,780            3,056
                                                                       -----------    -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $0.10 par value:  authorized - 10,000,000 shares;
   issued- 3,616,003 shares at January 15, 2000 and 3,615,404 shares
   at September 25, 1999............................................           362              362
   Additional paid-in capital.......................................        13,410           13,409
   Accumulated deficit..............................................          (135)          (1,435)
   Treasury shares, at cost:  217,995 shares at January 15, 2000 and
   100,609 shares at September 25, 1999, respectively...............        (1,680)            (654)
                                                                       -----------    -------------

   Total stockholders' equity.......................................        11,957           11,682
                                                                       -----------    -------------

         Total liabilities and stockholders' equity.................   $    24,467    $      23,878
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