Form 10-Q
period 2000-04-08
GREEN MOUNTAIN COFFEE INC
filed 2000-05-23
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the twelve weeks ended April 8, 2000

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

     As of May 18, 2000, 3,358,822 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                         April 8,      September 25,
                                                                           2000             1999
                                                                        ----------     -------------
                                                                        (unaudited)
         Assets
Current assets:
   Cash and cash equivalents.........................................   $      819     $         415
   Receivables, less allowances of $225 at April 8,
    2000 and $190 at September 25, 1999..............................        7,794             6,223
   Inventories.......................................................        5,379             5,409
   Income tax receivable.............................................            -               233
   Other current assets..............................................          555               264
   Loans to officers.................................................          214               250
   Deferred income taxes, net........................................          220               490
                                                                        ----------     -------------

         Total current assets........................................       14,981            13,284

Fixed assets, net....................................................       10,208            10,183
Other long-term assets...............................................          238               250
Deferred income taxes, net...........................................          298               161
                                                                        ----------     -------------

Total assets.........................................................   $   25,725     $      23,878
                                                                        ==========     =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt.................................   $      169     $       1,127
   Accounts payable..................................................        5,110             4,551
   Accrued payroll...................................................        1,301             1,005
   Accrued expenses..................................................          942               357
   Income tax payable................................................          233                 -
   Accrued losses and other costs of discontinued operations, net....          180               192
                                                                        ----------     -------------

        Total current liabilities....................................        7,935             7,232
                                                                        ----------     -------------

Long-term debt.......................................................          276             1,908
                                                                        ----------     -------------

Long-term line of credit.............................................        5,475             3,056
                                                                        ----------     -------------

Commitments and contingencies
Stockholders' equity:
  Common stock, $0.10 par value:  authorized - 10,000,000
   shares; issued- 3,635,167 shares at April 8, 2000 and
   3,615,404 shares at September 25, 1999............................          364               362
   Additional paid-in capital........................................       13,543            13,409
   Accumulated earnings (deficit)....................................          480            (1,435)
   Treasury shares, at cost:  280,195 shares at April 8, 2000
    and 100,609 shares at September 25, 1999, respectively...........       (2,348)             (654)
                                                                        ----------     -------------

   Total stockholders' equity........................................       12,039            11,682
                                                                        ----------     -------------

         Total liabilities and stockholders' equity..................   $   25,725     $      23,878
                                                                        ==========     =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)

                                                                                  Twelve weeks ended
                                                                           --------------------------------
                                                                           April 8, 2000     April 10, 1999
                                                                           -------------     --------------
                                                                                     (unaudited)

        Net sales.......................................................   $      18,259     $       14,452

        Cost of sales...................................................          10,990              8,892
                                                                           -------------     --------------

          Gross profit..................................................           7,269              5,560

        Selling and operating expenses..................................           4,642              3,686
        General and administrative expenses.............................           1,372              1,103
        Loss on abandonment of fixed assets.............................             135                 25
                                                                           -------------     --------------

          Operating income..............................................           1,120                746

        Other income....................................................              14                  7
        Interest expense................................................            (107)              (175)
                                                                           -------------     --------------

          Income from continuing operations before income taxes.........           1,027                578


        Income tax expense..............................................            (412)              (220)
                                                                           -------------     --------------

          Income from continuing operations.............................             615                358

            Discontinued operations:

          Income from discontinued retail stores operations, net of
          income tax expense of  $114...................................               -                186
                                                                           -------------     --------------
          Net income....................................................   $         615     $          544
                                                                           =============     ==============

            Basic income per share:

            Weighted average shares outstanding.........................       3,359,978          3,483,044
            Income from continuing operations...........................   $        0.18     $         0.10
            Income from discontinued operations.........................               -     $         0.06
                                                                           -------------     --------------
            Net income..................................................   $        0.18            $  0.16
                                                                           =============     ==============

            Diluted income per share:

            Weighted average shares outstanding.........................       3,546,884          3,537,410
            Income from continuing operations...........................   $        0.17     $         0.10
            Income from discontinued operations.........................               -     $         0.05
                                                                           -------------     --------------
            Net income..................................................   $        0.17     $         0.15
                                                                           =============     ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)

                                                                               Twenty-eight weeks ended
                                                                           --------------------------------
                                                                           April 8, 2000     April 10, 1999
                                                                           -------------     --------------
                                                                                     (unaudited)

        Net sales.......................................................   $      43,001     $       34,520

        Cost of sales...................................................          25,686             21,432
                                                                           -------------     --------------

          Gross profit..................................................          17,315             13,088


        Selling and operating expenses..................................          10,691              8,654
        General and administrative expenses.............................           3,056              2,502
        Loss on abandonment of fixed assets.............................             135                 25
                                                                           -------------     --------------

          Operating income.............................................           3,433              1,907


        Other income....................................................              10                 11
        Interest expense................................................            (248)              (475)
                                                                           -------------     --------------

          Income from continuing operations before income taxes........           3,195              1,443

        Income tax expense..............................................          (1,280)              (544)
                                                                           -------------     --------------

          Income from continuing operations.............................           1,915                899

              Discontinued operations:

          Income from discontinued retail stores operations, net of
          income tax expense of $114....................................               -                186
                                                                           -------------     --------------

          Net income....................................................   $       1,915     $        1,085
                                                                           =============     ==============

            Basic income per share:

            Weighted average shares outstanding.........................       3,419,445          3,501,446
            Income from continuing operations...........................   $        0.56     $         0.25
            Income from discontinued operations.........................               -     $         0.06
                                                                           -------------     --------------
            Net income..................................................   $        0.56     $         0.31
                                                                           =============     ==============

            Diluted income per share:

            Weighted average shares outstanding.........................       3,544,475          3,523,955
            Income from continuing operations...........................   $        0.54     $         0.25
            Income from discontinued operations.........................               -     $         0.06
                                                                           -------------     --------------
            Net income..................................................   $        0.54     $         0.31
                                                                           =============     ==============


            The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                Twenty-eight weeks ended
                                                                            --------------------------------
                                                                            April 8, 2000     April 10, 1999
                                                                            -------------     --------------
                                                                                      (unaudited)

        Cash flows from operating activities:
           Net income....................................................   $       1,915     $        1,085
           Adjustments to reconcile net income to net cash
            provided by operating activities:
             Income from discontinued operations.........................               -               (186)
             Depreciation and amortization...............................           1,596              1,587
             Loss on disposal and abandonment of fixed assets............             194                  -
             Provision for doubtful accounts.............................             138                157
             Deferred income taxes.......................................             133                228
             Changes in assets and liabilities:
               Receivables...............................................          (1,709)              (636)
               Inventories...............................................              30                150
               Other current assets......................................             (22)              (283)
               Other long-term assets, net...............................              12                (45)
               Accounts payable..........................................             559              1,025
               Accrued payroll...........................................             296                (78)
               Accrued expenses..........................................             818                (55)
                                                                            -------------     --------------

               Net cash provided by  continuing operations......                    3,960              2,949
               Net cash (used for) provided by discontinued operations...             (12)                70
                                                                            -------------     --------------

               Net cash provided by operating activities.................           3,948              3,019

        Cash flows from investing  activities:
           Capital expenditures for fixed assets.........................          (2,070)            (1,262)
           Proceeds from disposals of fixed assets.......................             255                 57
           Proceeds from disposal of discontinued operations.............               -                158
                                                                            -------------     --------------

               Net cash used for investing activities....................          (1,815)            (1,047)
                                                                            -------------     --------------

        Cash flows  from  financing  activities:
           Purchase of treasury shares...................................          (1,694)              (457)
           Proceeds from issuance of common stock........................             136                 98
           Proceeds from issuance of long-term debt......................              43                  -
           Repayment of long-term debt...................................          (2,633)              (135)
           Principal payments under capital lease obligation.............               -                (12)
           Net change in revolving line of credit........................           2,419             (1,674)
                                                                            -------------     --------------

                      Net cash used for financing activities.............          (1,729)            (2,180)
                                                                            -------------     --------------

        Net increase (decrease) in cash and cash equivalents.............             404               (208)
        Cash and cash equivalents at beginning of period.................             415                777
                                                                            -------------     --------------

        Cash and cash equivalents at end of period.......................   $         819     $          569
                                                                            =============     ==============


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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve and twenty-eight week periods ended April 8, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. (the "Company") for the fiscal year ended September 25, 1999.

         Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.       Inventories

         Inventories consist of the following:
                                                   April 8,      September 25,
                                                     2000             1999
                                                -------------    -------------

            Raw materials and supplies.......   $   2,816,000    $   2,809,000
            Finished goods...................       2,563,000        2,600,000
                                                -------------    -------------
                                                 $  5,379,000    $   5,409,000
                                                =============    =============

3.       Earnings per share

         The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):

                                                       Twelve weeks ended      Twenty-eight weeks ended
                                                    ------------------------   ------------------------
                                                     April 8,     April 10,      April 8,     April 10,
                                                       2000         1999           2000         1999
                                                    ----------   -----------   -----------   ----------

         Numerator - basic and diluted earnings
         per share :
         Net income from continuing operations...   $      615   $       358   $     1,915   $      899
                                                    ==========   ===========   ===========   ==========
         Denominator:
         Basic earnings per share - weighted
         average shares outstanding..............    3,359,978     3,483,044     3,419,445    3,501,446
         Effect of dilutive securities - stock
         options.................................      186,906        54,366       125,030       22,509
                                                    ----------   -----------   -----------   ----------
         Diluted earnings per share - weighted
         average shares outstanding..............    3,546,884     3,537,410     3,544,475    3,523,955
                                                    ==========   ===========   ===========   ==========

         Basic earnings per share................   $     0.18   $      0.10   $      0.56   $     0.25
         Diluted earnings per share.............    $     0.17   $      0.10   $      0.54   $     0.25


         For the twelve weeks ended April 10, 1999, options to purchase 291,083 shares of common stock at exercise prices ranging from $7.00 to $10.00 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

         For the twelve weeks ended April 8, 2000, options to purchase 2,300 shares of common stock at an exercise price of $12.75 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

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

         Selling and operating costs directly attributable to the direct mail segment are charged accordingly while all remaining selling, operating, general and administrative expenses (including depreciation and amortization) are charged to the wholesale segment. The Company's management does not review assets by segment. The table below discloses segment net sales and pre-tax income for the twelve and twenty-eight weeks ended April 8, 2000 and April 10, 1999 (in thousands):

                                             Twelve weeks ended       Twenty-eight weeks ended
                                          ------------------------    ------------------------
                                           April 8,     April 10,      April 8,     April 10,
                                             2000         1999           2000         1999
                                          ----------   -----------    -----------   ----------

                                                               Net sales
                 Reportable segments:
                 Wholesale                $   17,481    $   13,723    $    40,508   $   32,464
                 Direct mail                     778           729          2,493        2,056
                                          ----------   -----------    -----------   ----------
                 Total net sales          $   18,259   $    14,452    $    43,001   $   34,520
                                          ==========   ===========    ===========   ==========

                                                             Pre-tax income
                 Reportable segments:
                 Wholesale                $    1,033   $       647    $     3,191   $    1,776
                 Direct mail                      87            99            242          131
                                          ----------   -----------    -----------   ----------
                 Operating income              1,120           746          3,433        1,907


                  Reconciling items:
                  Other income                    14             7             10           11
                  Interest expense              (107)         (175)          (248)        (475)
                                          ----------   -----------    -----------   ----------
                  Pre-tax income          $    1,027   $       578    $     3,195   $    1,443
                                          ==========   ===========    ===========   ==========


5.       New Debt Agreement

         On April 7, 2000, the Company consolidated its credit facilities with Fleet Bank -NH ("Fleet"). The amended debt agreement provides for a revolving line of credit of $15,000,000, which matures on March 31, 2003 and is not subject to a borrowing base formula. The purpose of this new facility is to fund the Company's ordinary working capital requirements, planned repurchases of shares of stock and other general corporate purposes. The interest paid on the line of credit varies with the prime, LIBOR and Bankers Acceptance rates, plus a margin based on a performance price structure. At April 8, 2000, a total of $5,475,000 was outstanding under the new line of credit. At April 8, 2000 interest rate charged on 5,050,000 equaled one-month LIBOR plus 125 basis points (7.63% on $1,000,000 and 7.55% on $4,050,000) and the remaining
         $425,000 was charged interest at the prime rate or 9%. The new Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at April 8, 2000. The Fleet term debt facility, which had an outstanding balance of $2,050,000 on April 7, 2000, was extinguished using new borrowings under the line of credit.

6.       Discontinued Company-Owned Retail Store Operations

         During the third fiscal quarter of 1998, the Company announced that it was discontinuing its company-owned retail store operations and estimated its loss on disposal at $1,259,000 (net of a tax benefit of $834,000). The pre-tax loss on disposal of $2,093,000 consisted of an estimated loss on disposal of the business of $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal included provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits. During the second quarter of fiscal 1999, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs.

7.       ChefExpress.net, Inc. Promissory Note

         On March 21, 2000, ChefExpress.net, Inc. delivered a promissory note to the Company in the principal amount of $100,000 and bearing an annual interest rate of 8%. The Company has the option to convert this loan into an equity investment at the time of ChefExpress.net's initial private placement offering. This investment in the ChefExpress.net venture represents an opportunity for the Company to be prominently featured in an e-procurement website that targets chefs in restaurants and the high-end sector of the food service channel. William D. Davis, a board member of Green Mountain Coffee, is the Chief Executive Officer and President of ChefExpress.net.

8.       Dutch Auction Self-Tender Offer

         On April 17, 2000, the Company commenced a Dutch Auction self-tender offer for up to 300,000 shares of the Company's Common Stock at a price range of $14.50 to $16 per share. Effective May 22, 2000, the Company accepted for purchase all 278,658 shares tendered at a purchase price of $16 per share.

9.       Derivative instruments and hedging activities

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

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         OVERVIEW

         For the twenty-eight weeks ended April 8, 2000, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 94.2% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company's direct mail operation accounted for approximately 5.8% of net sales during the same period.

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


         RESULTS OF OPERATIONS

                                                       Twelve weeks ended       Twenty-eight weeks ended
                                                    ------------------------    ------------------------
                                                     April 8,     April 10,      April 8,     April 10,
                                                       2000         1999           2000         1999
                                                    ----------   -----------    ----------   -----------

        Net sales................................      100.0 %       100.0 %       100.0 %       100.0 %
        Cost of sales............................       60.2 %        61.5 %        59.7 %        62.1 %
                                                    ----------   -----------    ----------   -----------

             Gross profit........................       39.8 %        38.5 %        40.3 %        37.9 %


        Selling and operating expenses...........       25.4 %        25.5 %        24.9 %        25.1 %
        General and administrative expenses......        7.5 %         7.6 %         7.1 %         7.2 %
        Loss on abandonment of fixed assets......        0.8 %         0.2 %         0.3 %         0.1 %
                                                    ----------   -----------    ----------   -----------

             Operating income....................        6.1 %         5.2 %         8.0 %         5.5 %

        Other income.............................        0.1 %         0.0 %         0.0 %         0.0 %
        Interest expense.........................       (0.6)%        (1.2)%        (0.6)%        (1.3)%
                                                    ----------   -----------    ----------   -----------

             Income from continuing operations
             before taxes........................        5.6 %         4.0 %         7.4 %         4.2 %

        Income tax expense.......................       (2.2)%        (1.5)%        (2.9)%        (1.6)%
                                                    ----------   -----------    ----------   -----------

             Income from continuing operations...        3.4 %         2.5 %         4.5 %         2.6 %
                                                    ----------   -----------    ----------   -----------

        Income from discontinued operations, net
        of tax expense...........................          -           1.3 %           -           0.5 %
                                                    ----------   -----------    ----------   -----------

             Net income.........................         3.4 %         3.8 %         4.5 %         3.1 %
                                                    ==========   ===========    ==========   ===========


         TWELVE  WEEKS ENDED APRIL 8, 2000 VERSUS  TWELVE  WEEKS ENDED APRIL 10,
         1999

         Net sales increased by $3,807,000, or 26.3%, from $14,452,000 for the twelve weeks ended April 10, 1999 (the "1999 period") to $18,259,000 for the twelve weeks ended April 8, 2000 (the "2000 period"). Coffee pounds sold increased by approximately 351,000 pounds, or 17.3%, from approximately 2,031,000 pounds in the 1999 period to approximately 2,382,000 pounds in the 2000 period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold is primarily due to the increased sales of single-cup Keurig-Brewed TM line of coffees, whose sales price per coffee pound is greater than the Company's traditional product line.

         The increase in net sales is primarily attributable to the wholesale segment in which net sales increased by $3,758,000, or 27.4%, from $13,723,000 for the 1999 period to $17,481,000 for the 2000 period. The wholesale net sales increase resulted primarily from the growth in the office coffee service and, to a lesser extent, convenience store channels.

         Gross profit increased by $1,709,000, or 30.7%, from $5,560,000 for the 1999 period to $7,269,000 for the 2000 period. As a percentage of net sales, gross profit increased 1.3 percentage points from 38.5% for the 1999 period to 39.8% for the 2000 period. The increase in gross profit as a percentage of sales was due primarily to certain efficiencies and economies of scale in distribution costs.

         Selling and operating expenses increased by $956,000, or 25.9%, from $3,686,000 for the 1999 period to $4,642,000 for the 2000 period.
         Selling and operating expenses decreased 0.1 percentage points as a percentage of sales from 25.5% for the 1999 period to 25.4% for the 2000 period. The dollar increase in selling and operating expense was primarily due to increased sales and marketing personnel expenses, as well as increased promotional expenses.

         General and administrative expenses increased by $269,000, or 24.4%, from $1,103,000 for the 1999 period to $1,372,000 for the 2000 period, but decreased 0.1 percentage points as a percentage of sales from 7.6% for the 1999 period to 7.5% for the 2000 period. The dollar increase in general and administrative expenses was primarily due to higher personnel and consulting expenses.

         During the 1999 period, the Company recorded a $25,000 loss on abandonment of loaner equipment. Throughout fiscal 1999, the Company reviewed its inventory of brewing and other equipment on loan to wholesale customers. In the course of this review, a small portion of old equipment was identified which would never be retrieved from customers sites and was in effect given away to customers.

         During the 2000 period, following a thorough review of its production fixed assets, the Company recorded a $135,000 loss on abandonment of production equipment and software. A large portion of the equipment and software writen-off was the coffee roasters control system, which, following a series of upgrades and modifications, had been substantially replaced over time.

         As a result of the foregoing, operating income increased by $374,000, or 50.1%, from $746,000 for the 1999 period to $1,120,000 for the 2000 period.

         Interest expense decreased by $68,000, or 38.9%, from $175,000 for the 1999 period to $107,000 for the 2000 period. The decrease is due to the reduction in the Company's long-term debt year over year. Due to recent successive increases in interest rates and repurchases of outstanding shares of the Company's common stock (through the Dutch Auction and other open market transactions - see "Liquidity and Other Resources" below), interest expense is not expected to continue decreasing year over year in the last two quarters of fiscal 2000.

         Income tax expense increased $192,000, or 87.3%, from $220,000 for the 1999 period to $412,000 for the 2000 period. It is expected that the Company's effective tax rate will continue to approximate 40% throughout fiscal 2000.

         Income from continuing operations increased by $257,000, or 71.8%, from $358,000 for the 1999 period to $615,000 in the 2000 period.

         During the third quarter of fiscal 1998, the Company recorded a loss of $1,259,000 (net of a tax benefit of $834,000) on disposal of its company-owned retail stores operation. During the 1999 period, after having sold or closed all of its stores, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs.

         Net income increased by $71,000, or 13.1%, from $544,000 for the 1999 period to $615,000 in the 2000 period.


         TWENTY-EIGHT WEEKS ENDED APRIL 8, 2000 VERSUS TWENTY-EIGHT WEEKS ENDED APRIL 10, 1999


         Net sales increased by $8,481,000, or 24.6%, from $34,520,000 for the twenty-eight weeks ended April 10, 1999 (the "1999 YTD period") to $43,001,000 for the twenty-eight weeks ended April 8, 2000 (the "2000 YTD period"). Coffee pounds sold increased by approximately 821,000 pounds, or 17.1%, from approximately 4,803,000 pounds in the 1999 YTD period to approximately 5,624,000 pounds in the 2000 YTD period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to changes in Green Mountain's product sales mix. Sales are increasing fastest with products whose sales price per coffee pound is greater than the Company's traditional product line, such as single-cup Keurig-Brewed TM line of coffees and the Company's new Monte Verde TM powdered hot cappuccino and frozen granita products.

         The increase in net sales is attributable to the wholesale segment in which net sales increased by $8,044,000, or 24.8%, from $32,464,000 for the 1999 YTD period to $40,508,000 for the 2000 YTD period. The wholesale net sales increase resulted primarily from the growth in the office coffee service and, to a lesser extent, convenience store channels.

         Gross profit increased by $4,228,000, or 32.3%, from $13,088,000 for the 1999 YTD period to $17,315,000 for the 2000 YTD period. As a percentage of net sales, gross profit from continuing operations increased 2.4 percentage points from 37.9% for the 1999 YTD period to 40.3% for the 2000 YTD period. The increase in gross profit as a percentage of sales was due primarily to lower distribution costs and lower green coffee costs, offset in part by increased sales of products with lower margins such as the Keurig line of coffees.

         Selling and operating expenses increased by $2,037,000, or 23.5%, from $8,654,000 for the 1999 YTD period to $10,691,000 for the 1999 YTD period, but decreased by 0.2 percentage point as a percentage of sales from 25.1% in the 1999 YTD period to 24.9% in the 2000 YTD period. The dollar increase in selling and operating expense was primarily due to increased sales personnel expenses, as well as increased marketing and promotional expenses.

         General and administrative expenses increased by $554,000, or 22.1%, from $2,502,000 for the 1999 YTD period to $3,056,000 for the 2000 YTD period, but decreased 0.1 percentage points as a percentage of sales from 7.2% for the 1999 YTD period to 7.1% for the 2000 YTD period.

         After the loss on abandonment of fixed assets referenced to above, operating income increased by $1,526,000, or 80.1%, from $1,907,000 for the 1999 YTD period to $3,433,000 for the 2000 YTD period.

         Interest expense decreased by $227,000, or 47.8%, from $475,000 for the 1999 YTD period to $248,000 for the 2000 YTD period. The decrease is due to the drop in long-term debt made possible by strong operating cash flows.

         Income tax expense increased $736,000, or 135.3%, from $544,000 for the 1999 YTD period to $1,280,000 for the 2000 YTD period.

         Income from continuing operations increased by $1,016,000, or 113.0%, from $899,000 for the 1999 YTD period to $1,915,000 in the 2000 YTD period.

         As explained above, during the 1999 YTD period, the Company adjusted its original estimate of the loss on disposal of the retail stores operation, thereby resulting in income from discontinued operation of $186,000 (net of income tax expense of $114,000).

         Net income increased $830,000, or 76.5%, from $1,085,000 in the 1999 YTD period to $1,915,000 in the 2000 YTD period.


         LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased $994,000 to $7,046,000 at April 8, 2000 from $6,052,000 at September 25, 1999. This increase is primarily due to higher accounts receivable, and was partially offset by higher accounts payable and accrued expenses.

         During the 2000 YTD period, Green Mountain had capital expenditures of $2,070,000, including $929,000 for equipment on loan to wholesale customers, $823,000 for production equipment and $447,000 for computer equipment and software. During the 1999 YTD period, Green Mountain had capital expenditures of $1,262,000, including $903,000 for equipment on loan to wholesale customers, $148,000 for computer equipment and $118,000 for production equipment. Cash used to fund the capital expenditures in the 2000 YTD period was obtained from net cash provided by operating activities.

         The Company currently plans to make capital expenditures in fiscal 2000 of approximately $4,500,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         On April 7, 2000, the Company amended its credit facility with Fleet Bank -NH ("Fleet"). The amendment provides for an expanded revolving line of credit of $15,000,000, which matures on March 31, 2003 and is not subject to a borrowing base formula. The purpose of this new facility is to fund the Company's ordinary working capital requirements, planned repurchases of shares of stock and other general corporate purposes. The interest paid on the line of credit varies with the prime, LIBOR and Bankers Acceptance rates, plus a margin based on a performance price structure. At April 8, 2000, a total of $5,475,000 was outstanding under the new line of credit. At April 8, 2000 interest rate charged on 5,050,000 equaled one-month LIBOR plus 125 basis points (7.63% on $1,000,000 and 7.55% on $4,050,000) and the remaining $425,000 was charged interest at the prime rate or 9%. The new Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at April 8,2000. The Fleet term debt facility, which had an outstanding balance of $2,050,000 on April 7, 2000, was extinguished using new borrowings under the line of credit.

         In the 2000 YTD period, the Company also used $1,694,000 of its cash flow from operations to repurchase approximately 180,000 of its outstanding shares in the open market. In addition, on April 17, 2000, the Company commenced a Dutch Auction self-tender offer for up to 300,000 shares of the Company's Common Stock at a price range of $14.50 to $16 per share. Effective May 22, 2000, Green Mountain Coffee accepted for purchase all 278,658 shares tendered at a purchase price of $16 per share. As Management believes the market is still undervaluing the Company's stock, Green Mountain intends to repurchase additional shares in fiscal 2000.

         Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 2000.


         DEFERRED INCOME TAXES

         The Company had net deferred tax assets of $638,000 at April 8, 2000. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,355,000 (including $2,306,000 primarily related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.


         YEAR 2000

         In anticipation of the January 1, 2000 date change, Green Mountain developed and implemented a Year 2000 plan to address possible Year 2000 disruptions. The Company had assessed its Year 2000 readiness and identified its Year 2000 risk in three broad categories: internal business software; manufacturing, facilities and embedded chip technology; and external noncompliance by customers and suppliers. During the December 31, 1999 to January 1, 2000 date change, Green
         Mountain monitored its operations and computer systems and has experienced no apparent problems to date. Since January 1, 2000, the Company has also noted no significant Year 2000 problems with its customers and suppliers.

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

         During the first quarter of fiscal 2000, the Company received $34,000 from Fleet National Bank for the termination of its interest rate swap agreement with a $6,000,000 notional amount. This payment was netted against interest expense for the first fiscal quarter. Due to the termination of this agreement, at April 8, 2000, the Company had $5,530,000 of debt subject to variable interest rates (the lower of Fleet bank's prime rate or LIBOR rates for maturities up to one year). A hypothetical 100 basis points increase in the LIBOR rate and prime rate would result in additional interest expense of $55,000 on an annualized basis.

                           Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant held its 2000 Annual Meeting of Stockholders on March 9, 2000 at its offices in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

         (b-c) At the Annual Meeting the stockholders voted as follows on the following matter:

         Election of Directors

         VOTES

         Nominee                    For                       Withheld
         -------------------------------------------------------------
         Robert P. Stiller          3,160,691                 13,133
         Robert D. Britt            3,161,049                 12,775
         Stephen J. Sabol           3,160,849                 12,975
         Jonathan C. Wettstein      3,161,049                 12,775
         William D. Davis           3,160,749                 13,075
         Jules A. del Vecchio       3,161,049                 12,775
         Hinda Miller               3,160,949                 12,875
         David E. Moran             3,161,049                 12,775


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits:

         3.1          Certificate of Incorporation(1)

         3.2          Bylaws(1)

         10.2 (jj)    Twelfth  Amendment  to  Fleet  Bank -NH   Commercial  Loan
                      Agreement and Loan Documents dated April 7, 2000(2)

         10.100       ChefExpress.net, Inc. Promissory Note dated March 21, 2000

         27           Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the twelve weeks ended April 8, 2000.

----------
(1) Incorporated  by reference  to the   corresponding  exhibit  number  in  the
Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993.

(2) Incorporated by reference to the corresponding exhibit number in the Schedule TO filed on April 17, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GREEN MOUNTAIN COFFEE, INC.

Date:   5/23/2000               By:      /s/ Robert P. Stiller
        ---------               ------------------------------------------------
                                Robert P. Stiller,
                                President and Chief Executive Officer

Date:   5/23/2000               By:      /s/ Robert D. Britt
        ---------               ------------------------------------------------
                                Robert D. Britt,
                                Chief Financial Officer, Treasurer and Secretary