Form 10-Q
period 2000-07-01
GREEN MOUNTAIN COFFEE INC
filed 2000-08-14
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the twelve weeks ended July 1, 2000

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

     As of August 1, 2000, 3,081,140 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item I. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                          July 1,      September 25,
                                                                            2000           1999
                                                                       -------------   -------------
                                                                        (unaudited)
         Assets
Current assets:
   Cash and cash equivalents........................................   $         574   $         415
   Receivables, less allowances of $235 at July 1, 2000
   and $190 at September 25, 1999...................................           8,138           6,223
   Inventories......................................................           5,768           5,409
   Income tax receivable............................................               -             233
   Other current assets.............................................             461             264
   Loans to officers................................................               -             250
   Deferred income taxes, net.......................................             179             490
                                                                       -------------   -------------

         Total current assets.......................................   $      15,120   $      13,284

Fixed assets, net...................................................          10,564          10,183
Other long-term assets..............................................             248             250
Deferred income taxes, net..........................................             239             161
                                                                      --------------   -------------
Total assets........................................................   $      26,171   $      23,878
                                                                       =============   =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt................................   $         161   $       1,127
   Accounts payable.................................................           4,814           4,551
   Accrued payroll..................................................           1,484           1,005
   Accrued expenses.................................................           1,221             357
   Income tax payable...............................................             173               -
   Accrued losses and other costs of discontinued operations, net...             179             192
                                                                       -------------   -------------

        Total current liabilities...................................           8,032           7,232
                                                                       -------------   -------------

Long-term debt......................................................             308           1,908
                                                                       -------------   -------------

Long-term line of credit............................................           9,400           3,056
                                                                       -------------   -------------

Commitments and contingencies
Stockholders' equity:
  Common stock, $0.10 par value:  authorized - 10,000,000 shares;
   issued- 3,649,454 shares at July 1, 2000 and 3,615,404 shares
   at September 25, 1999............................................             365             362
   Additional paid-in capital.......................................          13,651          13,409
   Retained earnings (accumulated deficit)..........................           1,282          (1,435)
   Treasury shares, at cost:  558,853 shares at July 1, 2000 and
   100,609 shares at September 25, 1999, respectively...............          (6,867)           (654)
                                                                       -------------   -------------

   Total stockholders' equity.......................................           8,431          11,682
                                                                       -------------   -------------

         Total liabilities and stockholders' equity.................   $      26,171   $      23,878
                                                                       =============   =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)


                                                                            Twelve weeks ended
                                                                       ----------------------------
                                                                       July 1, 2000    July 3, 1999
                                                                       ------------    ------------
                                                                               (unaudited)

        Net sales...................................................   $     19,668    $     14,973

        Cost of sales...............................................         11,909           8,821
                                                                       ------------   -------------

            Gross profit............................................          7,759           6,152

        Selling and operating expenses..............................          4,912           3,914
        General and administrative expenses.........................          1,403           1,164
        Loss on abandonment of fixed assets.........................              -              75
                                                                       ------------    ------------

            Operating income........................................          1,444             999

        Other income (expense)......................................             30              (5)
        Interest (expense)..........................................           (141)           (164)
                                                                       ------------    ------------

            Income from continuing operations before income taxes...          1,333             830

        Income tax expense..........................................           (531)           (315)
                                                                       ------------    ------------

             Net income.............................................   $        802    $        515
                                                                       ============    ============

             Basic income per share:
             Weighted average shares outstanding....................      3,226,415       3,494,399
             Net income.............................................   $       0.25    $       0.15

             Diluted income per share:
             Weighted average shares outstanding....................      3,511,282       3,552,574
             Net income.............................................   $       0.23    $       0.14



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                                Forty weeks ended
                                                                           ----------------------------
                                                                           July 1, 2000    July 3, 1999
                                                                           ------------   -------------
                                                                                   (unaudited)

        Net sales......................................................    $     62,669    $     49,493

        Cost of sales..................................................          37,595          30,253
                                                                           ------------    ------------

            Gross profit...............................................          25,074          19,240

        Selling and operating expenses.................................          15,603          12,568
        General and administrative expenses............................           4,459           3,666
        Loss on abandonment of fixed assets............................             135             100
                                                                          -------------    ------------

               Operating income........................................           4,877           2,906

        Other income...................................................              40               6
        Interest (expense).............................................            (389)           (639)
                                                                           ------------    ------------

               Income from continuing operations before income taxes...           4,528           2,273

        Income tax expense.............................................          (1,811)           (859)
                                                                           ------------    ------------

               Income from continuing operations.......................    $      2,717    $      1,414

               Discontinued operations:

               Income from discontinued retail stores operations, net
               of income tax expense of $114...........................               -             186
                                                                           ------------    ------------

               Net income..............................................    $      2,717    $      1,600
                                                                           ============    ============

             Basic income per share:

             Weighted average shares outstanding.......................       3,361,789       3,499,299
             Income from continuing operations.........................    $       0.81    $       0.40
             Income from discontinued operations.......................    $          -    $       0.06
                                                                           ------------    ------------
             Net income................................................    $       0.81    $       0.46
                                                                          =============    ============

             Diluted income per share:

             Weighted average shares outstanding.......................       3,534,517       3,532,541
             Income from continuing operations.........................    $       0.77    $       0.40
             Income from discontinued operations.......................    $          -    $       0.05
                                                                           ------------    ------------
             Net income................................................    $       0.77    $       0.45
                                                                           ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                         Forty weeks ended
                                                                                    ----------------------------
                                                                                    July 1, 2000    July 3, 1999
                                                                                    ------------    ------------
                                                                                            (unaudited)

        Cash flows from operating activities:
           Net income...........................................................    $      2,717    $      1,600
           Adjustments to reconcile net income to net cash
           provided by operating activities:
                Income from discontinued operations.............................               -            (186)
                Depreciation and amortization...................................           2,288           2,261
                Loss on disposal and abandonment of fixed assets................             171             116
                Provision for doubtful accounts.................................             227             207
                Deferred income taxes...........................................             233             513
                Changes in assets and liabilities:
                      Receivables...............................................          (2,142)           (868)
                      Inventories...............................................            (359)            294
                      Other current assets......................................             286            (411)
                      Other long-term assets, net...............................               2             (34)
                      Accounts payable..........................................             263             416
                      Accrued payroll...........................................             479              51
                      Accrued expenses..........................................           1,037               5
                                                                                    ------------    ------------

                      Net cash provided by continuing operations................           5,202           3,964
                      Net cash (used for) provided by discontinued operations...             (13)            111
                                                                                    ------------    ------------

                      Net cash provided by operating activities.................           5,189           4,075
                                                                                    ------------    ------------

        Cash flows from investing  activities:
           Capital  expenditures  for fixed assets..............................          (3,137)         (1,801)
           Proceeds from disposals of fixed assets..............................             297              60
           Proceeds from disposal of discontinued operations....................               -             158
                                                                                    ------------    ------------

                      Net cash used for investing activities....................          (2,840)         (1,583)
                                                                                    ------------    ------------

        Cash flows from financing activities:
           Purchase of treasury shares..........................................          (6,213)           (457)
           Proceeds from issuance of common stock...............................             245             273
           Proceeds from issuance of long-term debt.............................             122               -
           Repayment of long-term debt..........................................          (2,688)         (1,199)
           Principal payments under capital lease obligation....................               -             (12)
           Net change in revolving line of credit...............................           6,344            (916)
                                                                                    ------------    ------------

                      Net cash used for financing activities....................          (2,190)         (2,311)
                                                                                    ------------    ------------

        Net increase in cash and cash equivalents...............................             159             181
        Cash and cash equivalents at beginning of period........................             415             777
                                                                                    ------------    ------------

        Cash and cash equivalents at end of period..............................    $        574    $        958
                                                                                    ============    ============

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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve and forty week periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. (the "Company") for the fiscal year ended September 25, 1999.

         Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.       Inventories

         Inventories consist of the following:
                                                    July 1,        September 25,
                                                     2000              1999
                                                 -------------     -------------

            Raw materials and supplies........   $   2,778,000     $   2,809,000
            Finished goods....................       2,990,000         2,600,000
                                                 -------------     -------------
                                                 $   5,768,000     $   5,409,000
                                                 =============     =============

3.       Earnings per share

         The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):

                                                                 Twelve weeks ended               Forty weeks ended
                                                            ----------------------------    ----------------------------
                                                            July 1, 2000    July 3, 1999    July 1, 2000    July 3, 1999
                                                            ------------    ------------    ------------    ------------

         Numerator - basic and diluted earnings per
         share :
         Net income from continuing operations...........   $        802    $        515    $      2,717    $      1,414
                                                            ============    ============    ============    ============
         Denominator:
         Basic earnings per share - weighted average
         shares outstanding..............................      3,226,415       3,494,399       3,361,789       3,499,299
         Effect of dilutive securities - stock options...        284,867          58,175         172,728          33,242
                                                         ---------------    ------------    ------------    ------------
         Diluted earnings per share - weighted average
         shares outstanding..............................      3,511,282       3,552,574       3,534,517      3,532,541
                                                         ===============    ============    ============    ============

         Basic earnings per share........................   $       0.25    $       0.15    $       0.81    $       0.40
         Diluted earnings per share......................   $       0.23    $       0.14    $       0.77    $       0.40


         For the twelve weeks ended July 1, 2000, all options outstanding had an exercise price less than the market price of the common shares and were therefore included in the computation of diluted income per share. For the twelve weeks ended July 3, 1999 options to purchase 262,326 shares of common stock were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

         For the forty weeks ended July 1, 2000 and July 3, 1999 options to purchase 2,300 and 299,519 shares of common stock, respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

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

         Selling and operating costs directly attributable to the direct mail segment are charged accordingly while all remaining selling, operating, general and administrative expenses (including depreciation and amortization) are charged to the wholesale segment. The Company's management does not review assets by segment. The table below discloses segment net sales and pre-tax income for the twelve and forty weeks ended July 1, 2000 and July 3, 1999 (in thousands):

                                                   Twelve weeks ended               Forty weeks ended
                                              ----------------------------    ----------------------------
                                              July 1, 2000    July 3, 1999    July 1, 2000    July 3, 1999
                                              ------------    ------------    ------------    ------------

                                                                       Net sales
                 Reportable segments:
                 Wholesale.................   $     18,898    $     14,254    $     59,406    $     46,718
                 Direct mail...............            770             719           3,263           2,775
                                              ------------    ------------    ------------    ------------
                 Total net sales...........   $     19,668    $     14,973    $     62,669    $     49,493
                                              ============    ============    ============    ============

                                                                     Pre-tax income
                 Reportable segments:
                 Wholesale.................   $      1,311    $        899    $      4,502    $      2,675
                 Direct mail...............            133             100             375             231
                                              ------------    ------------    ------------    ------------
                 Operating income..........          1,444             999           4,877           2,906

                 Reconciling items:
                 Other income (expense)....             30              (5)             40               6
                 Interest (expense)........           (141)           (164)           (389)           (639)
                                             -------------    ------------    ------------    ------------
                 Pre-tax income............   $      1,333    $        830    $      4,528    $      2,273
                                              ============    ============    ============    ============

5.       New Debt Agreement

         On April 7, 2000, the Company consolidated its credit facilities with Fleet Bank -NH ("Fleet"). The amended debt agreement provides for a revolving line of credit of $15,000,000, which matures on March 31, 2003 and is not subject to a borrowing base formula. The purpose of this new facility is to fund the Company's ordinary working capital requirements, planned repurchases of shares of stock and other general corporate purposes. The Fleet term debt facility, which had an outstanding balance of $2,050,000 on April 7, 2000, was extinguished using new borrowings under the line of credit. The interest paid on the new line of credit varies with the prime, LIBOR and Bankers Acceptance rates, plus a margin based on a performance price structure. On July 1, 2000, $9,400,000 was outstanding on the new line of credit. This credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants on July 1, 2000.

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

7.       ChefExpress.net, Inc. Promissory Note

         On March 21, 2000, ChefExpress.net, Inc. delivered a promissory note to the Company in the principal amount of $100,000 and bearing an annual interest rate of 8%. The Company has the option to convert this loan into an equity investment at the time of ChefExpress.net's initial private placement offering. In the third quarter of fiscal 2000, due to a delay in the private placement, the Company recorded a 50% reserve on this promissory note. The investment in the ChefExpress.net venture represents an opportunity for the Company to be prominently featured in an e-procurement website that targets to chefs in restaurants and the high-end sector of the food service channel. A board member of Green Mountain Coffee is the Chief Executive Officer and President of ChefExpress.net.

8.       Dutch Auction Self-Tender Offer and Open-Market Stock Repurchases

         On April 17, 2000, the Company commenced a Dutch Auction self-tender offer for up to 300,000 shares of the Company's Common Stock at a price range of $14.50 to $16 per share. Effective May 22, 2000, the Company accepted for purchase all 278,658 shares tendered at a purchase price of $16 per share. The costs associated with this transaction totaled $61,000. During the forty weeks ended July 1, 2000, the Company also repurchased 179,586 shares of its common stock in open-market transactions at a cost of $1,694,000, or an average of $9.43 per share.

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


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         OVERVIEW

         For the forty weeks ended July 1, 2000, Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") derived approximately 94.8% of its net sales from its wholesale operation. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices. The Company's direct mail operation accounted for approximately 5.2% of net sales during the same period.

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

         RESULTS OF OPERATIONS

                                                          Twelve weeks ended              Forty weeks ended
                                                     ----------------------------    ----------------------------
                                                     July 1, 2000    July 3, 1999    July 1, 2000    July 3, 1999
                                                     ------------    ------------    ------------    ------------

        Net sales................................         100.0 %         100.0 %         100.0 %         100.0 %
        Cost of sales............................          60.6 %          58.9 %          60.0 %          61.1 %
                                                     ------------    ------------    ------------    ------------

             Gross profit........................          39.4 %          41.1 %          40.0 %          38.9 %


        Selling and operating expenses...........          25.0 %          26.1 %          24.9 %          25.4 %
        General and administrative expenses......           7.1 %           7.8 %           7.1 %           7.4 %
        Loss on abandonment of fixed assets......               -           0.5 %           0.2 %           0.2 %
                                                     ------------    ------------    ------------    ------------
             Operating income....................           7.3 %           6.7 %           7.8 %           5.9 %

        Other income (expense)...................           0.2 %          (0.0)%           0.0 %           0.0 %
        Interest (expense).......................          (0.7)%          (1.2)%          (0.6)%          (1.3)%
                                                     ------------    ------------    ------------    ------------

             Income from continuing operations
             before taxes........................           6.8 %           5.5 %           7.2 %           4.6 %

        Income tax expense.......................          (2.7)%          (2.1)%          (2.9)%          (1.7)%
                                                     ------------    ------------    ------------    ------------

             Income from continuing operations...           4.1 %           3.4 %           4.3 %           2.9 %
                                                     ------------    ------------    ------------    ------------

        Income from discontinued operations, net
        of tax expense...........................             -               -               -             0.3 %
                                                     ------------    ------------    ------------    ------------
             Net income..........................           4.1 %           3.4 %           4.3 %           3.2 %
                                                     ============    ============    ============    ============


         TWELVE WEEKS ENDED JULY 1, 2000 VERSUS TWELVE WEEKS ENDED JULY 3, 1999

         Net sales increased by $4,695,000, or 31.4%, from $14,973,000 for the twelve weeks ended July 3, 1999 (the "1999 period") to $19,668,000 for the twelve weeks ended July 1, 2000 (the "2000 period"). Coffee pounds sold increased by approximately 431,000 pounds, or 20.5%, from approximately 2,101,000 pounds in the 1999 period to approximately 2,532,000 pounds in the 2000 period. Sales of of the single-cup Keurig-BrewedTM line of coffees accounted for 214,000 pounds or 49.7% of the pounds growth. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold is primarily due to the increased sales of Keurig(R) K-cupsTM, whose sales price per coffee pound is greater than the Company's traditional product line.

         The increase in net sales is primarily attributable to the wholesale segment in which net sales increased by $4,644,000, or 32.6%, from $14,254,000 for the 1999 period to $18,898,000 for the 2000 period. The wholesale net sales increase resulted primarily from the growth in the office coffee service and, to a lesser extent, convenience store channels.

         Gross profit increased by $1,607,000, or 26.1%, from $6,152,000 for the 1999 period to $7,759,000 for the 2000 period. As a percentage of net sales, gross profit decreased 1.7 percentage points from 41.1% for the 1999 period to 39.4% for the 2000 period. The decrease in gross profit as a percentage of sales was due primarily to the increased sales of Keurig coffees which carry a lower percentage gross margin but also lower operating expenses.

         Selling and operating expenses increased by $998,000, or 25.5%, from $3,914,000 for the 1999 period to $4,912,000 for the 2000 period.
         Selling and operating expenses decreased 1.1 percentage points as a percentage of sales from 26.1% for the 1999 period to 25.0% for the 2000 period. The dollar increase in selling and operating expense was primarily due to increased sales and sales support personnel expenses, as well as increased marketing expenses.

         General and administrative expenses increased by $239,000, or 20.5%, from $1,164,000 for the 1999 period to $1,403,000 for the 2000 period, but decreased 0.7 percentage points as a percentage of sales from 7.8% for the 1999 period to 7.1% for the 2000 period.

         During the 1999 period, the Company recorded a $75,000 loss on abandonment of loaner equipment. Throughout fiscal 1999, the Company reviewed its inventory of brewing and other equipment on loan to wholesale customers. In the course of this review, a small portion of old equipment was identified which would never be retrieved from customer sites and was in effect given away to customers.

         As a result of the foregoing, operating income increased by $445,000, or 44.5%, from $999,000 for the 1999 period to $1,444,000 for the 2000 period.

         Interest expense decreased by $23,000, or 14.0%, from $164,000 for the 1999 period to $141,000 for the 2000 period. Due to recent successive increases in interest rates and repurchases of outstanding shares of the Company's common stock (through the Dutch Auction and other open market transactions - see "Liquidity and Other Resources" below), interest expense is not expected to continue decreasing year over year in the last quarter of fiscal 2000.

         Income tax expense increased $216,000, or 68.6%, from $315,000 for the 1999 period to $531,000 for the 2000 period. Net income increased by $287,000, or 55.7%, from $515,000 for the 1999 period to $802,000 in the 2000 period.


         FORTY WEEKS ENDED JULY 1, 2000 VERSUS FORTY WEEKS ENDED JULY 3, 1999

         Net sales increased by $13,176,000, or 26.6%, from $49,493,000 for the forty weeks ended July 3, 1999 (the "1999 YTD period") to $62,669,000 for the forty weeks ended July 1, 2000 (the "2000 YTD period"). Coffee pounds sold increased by approximately 1,252,000 pounds, or 18.1%, from approximately 6,904,000 pounds in the 1999 YTD period to approximately 8,156,000 pounds in the 2000 YTD period. Sales of of the single-cup Keurig-BrewedTM line of coffees accounted for 579,000 pounds or 46.2% of the pounds growth. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to changes in Green Mountain's product sales mix. Sales are increasing fastest with products whose sales price per coffee pound is greater than the Company's traditional product line, such as single-cup Keurig-Brewed TM line of coffees and non-coffee products such as the Company's new Monte Verde TM powdered hot cappuccino and frozen granita products.

         The increase in net sales is attributable to the wholesale segment in which net sales increased by $12,688,000, or 27.2%, from $46,718,000 for the 1999 YTD period to $59,406,000 for the 2000 YTD period. The wholesale net sales increase resulted primarily from the growth in the office coffee service and, to a lesser extent, convenience store channels.

         Gross profit increased by $5,834,000, or 30.3%, from $19,240,000 for the 1999 YTD period to $25,074,000 for the 2000 YTD period. As a percentage of net sales, gross profit from continuing operations increased 1.1 percentage points from 38.9% for the 1999 YTD period to 40.0% for the 2000 YTD period. The increase in gross profit as a percentage of sales was due primarily to lower distribution costs, lower green coffee costs, offset in part by increased sales of products with lower gross margin percentages such as the Keurig line of coffees.

         Selling and operating expenses increased by $3,035,000, or 24.1%, from $12,568,000 for the 1999 YTD period to $15,603,000 for the 2000 YTD period, but decreased by 0.5 percentage point as a percentage of sales from 25.4% in the 1999 YTD period to 24.9% in the 2000 YTD period. The dollar increase in selling and operating expense was primarily due to increased sales personnel expenses, as well as increased marketing and promotional expenses.

         General and administrative expenses increased by $793,000, or 21.6%, from $3,666,000 for the 1999 YTD period to $4,459,000 for the 2000 YTD period, but decreased 0.3 percentage points as a percentage of sales from 7.4% for the 1999 YTD period to 7.1% for the 2000 YTD period.

         During the 2000 YTD period, following a thorough review of its production fixed assets, the Company recorded a $135,000 loss on abandonment of production equipment and software. A large portion of the equipment and software writen-off was the coffee roaster control system, which, following a series of upgrades and modifications, had been substantially replaced over time. During the 1999 YTD period, the Company recorded a $100,000 loss on abandonment of loaner equipment (see above).

         After the losses on abandonment of fixed assets referenced to above, operating income increased by $1,971,000, or 67.8%, from $2,906 ,000 for the 1999 YTD period to $4,877,000 for the 2000 YTD period.

         Interest expense decreased by $250,000, or 39.1%, from $639,000 for the 1999 YTD period to $389,000 for the 2000 YTD period. The decrease is due to the drop in long-term debt made possible by strong operating cash flows.

         Income tax expense increased $952,000, or 110.8%, from $859,000 for the 1999 YTD period to $1,811,000 for the 2000 YTD period.

         Income from continuing operations increased by $1,303,000, or 92.1%, from $1,414,000 for the 1999 YTD period to $2,717,000 in the 2000 YTD period.

         During the third quarter of fiscal 1998, the Company recorded a loss of $1,259,000 (net of a tax benefit of $834,000) on disposal of its company-owned retail stores operation. During the 1999 YTD period, after having sold or closed all of its stores, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs.

         Net income increased $1,117,000,  or 69.8%, from $1,600,000 in the 1999
         YTD period to $2,717,000 in the 2000 YTD period.


         LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased $1,036,000 to $7,088,000 at July 1, 2000 from $6,052,000 at September 25, 1999. This increase is primarily due to higher accounts receivable and a decrease in the current portion of long-term debt, and was partially offset by higher accrued expenses.

         During the 2000 YTD period, Green Mountain had capital expenditures of $3,137,000, including $1,477,000 for equipment on loan to wholesale customers, $623,000 for production and distribution equipment and $634,000 for computer equipment and software. During the 1999 YTD period, Green Mountain had capital expenditures of $1,801,000, including $1,196,000 for equipment on loan to wholesale customers, $291,000 for computer equipment and $219,000 for production equipment. Cash used to fund the capital expenditures in the 2000 YTD period was obtained from net cash provided by operating activities.

         The Company currently plans to make capital expenditures in fiscal 2000 of approximately $4,000,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         On April 7, 2000, the Company amended its credit facility with Fleet Bank -NH ("Fleet"). The amendment provides for an expanded revolving line of credit of $15,000,000, which matures on March 31, 2003 and is not subject to a borrowing base formula. The purpose of this new facility is to fund the Company's ordinary working capital requirements, planned repurchases of shares of stock and other general corporate purposes. The interest paid on the line of credit varies with the prime, LIBOR and Bankers Acceptance rates, plus a margin based on a performance price structure. On July 1, 2000, a total of $9,400,000 was outstanding under the new line of credit. The new Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at July 1, 2000. The Fleet term debt facility, which had an outstanding balance of $2,050,000 on April 7, 2000, was extinguished using new borrowings under the line of credit.

         In the 2000 YTD period, the Company also used $1,694,000 of its cash flow from operations to repurchase approximately 180,000 of its outstanding shares in the open market. In addition, on May 22, 2000, the Company concluded a Dutch Auction self-tender offer and accepted for purchase all 278,658 shares tendered at a purchase price of $16 per share. The total cost of this self-tender offer amounted to approximately $4,519,000. As Management believes the market is still undervaluing the Company's stock, Green Mountain intends to repurchase additional shares in fiscal 2000.

         Management believes that cash flow from operating activities, existing cash and the currently available credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements through the remainder of calendar 2000.


         DEFERRED INCOME TAXES

         The Company had net deferred tax assets of $538,000 at July 1, 2000. These assets are reported net of a deferred tax asset valuation allowance at that date of $2,355,000 (including $2,306,000 primarily related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.


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

         During the first quarter of fiscal 2000, the Company received $34,000 from Fleet National Bank for the termination of its interest rate swap agreement with a $6,000,000 notional amount. This payment was netted against interest expense for the first fiscal quarter. Due to the termination of this agreement, at July 1, 2000, the Company had $9,485,000 of debt subject to variable interest rates. A hypothetical 100 basis points increase in the LIBOR rate, Bankers Acceptance rate and prime rate would result in additional interest expense of $95,000 on an annualized basis.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits:

         3.1          Certificate of Incorporation(1)

         3.2          Bylaws(1)

         27           Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the twelve weeks ended July 1, 2000.

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

Date:   8/14/2000               By:   /s/ Robert P. Stiller
        ---------               ------------------------------------------------
                                Robert P. Stiller,
                                President and Chief Executive Officer

Date:   8/14/2000               By:   /s/ Robert D. Britt
        ---------               ------------------------------------------------
                                Robert D. Britt,
                                Chief Financial Officer, Treasurer and Secretary