Form 10-K
period 2000-09-30
GREEN MOUNTAIN COFFEE INC
filed 2000-12-27
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------


        (Mark One)

        [ X ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 30, 2000 was approximately $55,803,000 based upon the closing price of such stock on that date.

As of November 30, 2000, 3,147,480 shares of common stock of the registrant were outstanding. See "Market for the Registrant's Common Equity and Related Stockholder Matters."


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on March 15, 2001 have been incorporated by reference into Part III of this report. The registrant will file the definitive Proxy Statement by January 29, 2001.

                           GREEN MOUNTAIN COFFEE, INC.
                           Annual Report on Form 10-K

                                Table of Contents

                                                                            Page
                                     Part I
Item 1.        Business                                                       4

Item 2.        Properties                                                     17

Item 3.        Legal Proceedings                                              17

Item 4.        Submission of Matters to a Vote of Security Holders            17

               Executive Officers of the Registrant                           18

                                     Part II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                            20

Item 6.        Selected Financial Data                                        21

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            21

Item 7A        Quantitative and Qualitative Disclosures about
               Market Risk                                                    29

Item 8.        Financial Statements and Supplementary Data                    30

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                           30

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant             31

Item 11.       Executive Compensation                                         31

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                                 31

Item 13.       Certain Relationships and Related Transactions                 31

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                    32

         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "will", "feels", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, the impact of the loss of a major customer, fluctuations in availability and cost of green coffee, economic conditions, prevailing interest rates, competition, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, weather and special or unusual events, as well as other risk factors described in Item 1 of this report on Form 10-K for the year ended September 30, 2000 and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

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

         The majority of Green Mountain's revenue is derived from over 6,700 wholesale customer accounts located primarily in the northeastern United States. The wholesale operation serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

         The Company is a Delaware holding company formed in July 1993 whose only asset is the stock of Green Mountain Coffee Roasters, Inc. ("Roasters"), a Vermont corporation formed in 1981. As used herein, unless the context otherwise requires, references to "the Company" or "Green Mountain" or "Green Mountain Coffee" include the Company and Roasters.

         The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. As used herein, unless the context otherwise requires, references to "fiscal 1999" or "fiscal 1998" represent the 52-week periods ended September 25, 1999 and September 26, 1998, respectively. Fiscal 2000 represents the 53-week period ended September 30, 2000, with its fourth fiscal quarter consisting of 13 weeks instead of the usual 12.

         The Company's corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its e-mail address for investor information is investor.services@gmcr.com. The address of the Company's Internet Web site is www.GreenMountainCoffee.com.

The Product
-----------

         Green Mountain is committed to providing the highest quality arabica coffees available from around the world. To achieve this goal, Green Mountain carefully selects its coffee beans and then "appropriate roasts(R)" the coffees to maximize their taste and flavor differences. The Company's coffee offerings include single-origin, estate, certified organic, Fair Trade, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters(R) brand.

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

         The Company nitrogen flushes its packaged coffee and employs one-way valve bag packaging technology that provides a minimum shelf life of six months for the Company's coffees. This technology enables the Company to expand its distribution while maintaining its high standards for quality and freshness.

         Green Mountain coffee comes in a variety of packages including whole beans, fractional packages, and one-cup Keurig(R) portions. The packaging equipment for Keurig K-Cup(TM) portion packs is owned by Keurig, Inc. and operated by Green Mountain Coffee. Green Mountain pays a royalty to Keurig, Inc. for each K-Cup sold.

Growth Strategy
---------------

         Green Mountain Coffee is focused on building the brand and profitably growing its business. At present, management believes that it can continue to grow sales over the next few years at a rate similar to its historical five-year average growth rate (in the range of 18 to 25 percent), by increasing market share in existing markets, expanding into new geographic markets, and selectively pursuing other opportunities. At the same time, management is
working  at  growing   earnings  faster  than  revenue.   These  statements  are
forward-looking, and subject to the risks and uncertainties outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading, "Forward-looking information," beginning on page 21.

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

         Green Mountain coffee is available in many different distribution channels and customer categories in its primary geographic market, the eastern United States. This multi-channel strategy provides widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain coffee is widely available throughout the day: at home in the morning, in hotels, on airplanes and trains, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, at the movie theatre, and at home again at the end of the day. The Company also has a special events vehicle that can be seen at ski races, festivals, customer locations, and other venues on the East Coast. The vehicle along with many other special event activities provide great sampling opportunities and visibility to the brand.

         The Company believes that its coffee's convenient availability for consumer trial through convenience stores, office coffee services and food service establishments is a significant advantage and a key component of its growth strategy. The Company believes that potential customers who sample its products by the cup are likely to develop a taste for Green Mountain coffee and seek it out through other available distribution channels. It has been the Company's experience that consumer trial of Green Mountain coffee at one level of distribution often leads to a subsequent purchase at another level of distribution.

         As brand awareness increases through trial by consumers of the Company's coffee by the cup, demand for whole bean sales of the Company's coffee for home consumption also increases. The National Coffee Association of USA, Inc., in its National Coffee Drinking Trends through 2000 study, states that "over 75% of coffee drinkers drink coffee at home." As brand equity is built, wholesale expansion typically continues through customers such as supermarkets and specialty food stores, who in turn, sell the Company's whole bean coffee to consumers. This expansion process capitalizes upon this cup/whole bean inter-relationship. The strategy is designed to further increase Green Mountain's market share in geographic areas in which it already operates in order to increase sales density and drive operational and brand-equity efficiencies.

         In addition to its efforts to boost sales in its core geographic markets, the Company also seeks to introduce Green Mountain coffee in selected new markets across the United States, principally utilizing the Company's office coffee and convenience store channels. "Flagship" customers, such as General Cinema, Delta Express, Delta Shuttle and American Skiing Company, are also key to the Company's geographic expansion strategy, as they provide great visibility and sampling opportunities.

         In the direct mail area, the Company focuses solicitations on catalog customers who buy regularly from the Company, bed-and-breakfasts and other small businesses, and from members of the Company's "Coffee Club", a continuity program with customized standing orders for automatic re-shipment. Recently, a large portion of the Company's efforts in the direct mail segment have been directed towards increasing traffic on its Web site (www.GreenMountainCoffee.com), which is intended to build brand awareness nationwide and boost direct sales to consumers in the Company's less mature geographic markets.

Recent Developments
-------------------

NEW PRODUCTS. The Company's partnership with Keurig, Inc. continued to develop into an important growth driver in fiscal 2000, as the unique Keurig one-cup brewing system gained significant momentum in the marketplace. Sales of K-Cups made up 15.7% of total company sales in fiscal 2000. The success with the Keurig system also helped Green Mountain develop relationships with a number of office coffee distributors, providing it an opportunity to also sell its traditional line of products through these distributors (primarily pre-ground fractional coffee). In fiscal 2000, coffee pounds sold to distributors through the office coffee service channel grew 63.4% over the previous year and Keurig coffee pounds accounted for 76.4% of that growth. In June of 2000, the Company signed a 10-year manufacturing and distribution agreement with Keurig, Inc.

         In November 2000, Green Mountain added two new coffees (Organic House Blend(TM) and Southern Pecan) to its existing offering of 12 K-Cup coffees and introduced its new Connoisseur line of Keurig K-Cups, which it expects will reinforce its position as the premium provider of K-Cup portion packs. The Connoisseur collection is made of 5 coffee varieties: Lake & Lodge(TM), Kenyan AA, Organic Sumatran Reserve(TM), Guatemalan Finca Dos Marias, and, soon to be available, La Esperanza(TM). The Company intends to continue expanding its K-Cup and fractional package business nationwide through its office coffee products distributors in fiscal 2001.

         In September 1999, the Company introduced a new line of frozen granita and hot cappuccino beverages, two high-growth areas of the specialty beverage market. These products, which are marketed under the Monte Verde(TM) brand, complement the traditional line of specialty coffees and make Green Mountain a full-service provider to certain channels, such as convenience stores. In fiscal 2000, sales of Monte Verde products made up 1.5 % of total company sales.

         In May of 2000, Green Mountain Coffee Roasters signed an agreement with TransFair USA to promote Fair Trade coffee. Under the agreement, Green Mountain Coffee Roasters has agreed to purchase coffee at a minimum floor price under internationally accepted Fair Trade terms from the small farmer cooperatives in Peru, Mexico, and Sumatra where the Company has long-standing relationships. Coffee certified by TransFair USA provides an audit trail from the farm to the cup, which insures that small-scale farmers are paid a Fair Trade price for their coffee that provides them with a living wage. All of the Company's regular certified organic coffees have been certified Fair Trade.

CUSTOMERS. In addition to the previously described strong gains in the office coffee channel, the Company continued to focus on other key channels of its wholesale business in fiscal 2000 and built stronger relationships with its major customers.

         Growth in the convenience store channel was very strong, with pounds sold up 21.7% year-over-year. Exxon Mobil Corporation ("ExxonMobil") convenience stores continue to be Green Mountain's largest customer in the convenience store channel, with over 1,200 locations at September 30, 2000, including over 480 corporate-owned stores. In November 2000, the Company announced that it had signed a new five-year exclusive agreement to provide Green Mountain coffee to all corporate-owned ExxonMobil convenience stores (over 900 stores, including the 480 existing locations) in the United States including On the Run(R), Mobil Mart(R), Exxon Shop(R), Tiger Mart(SM), Tiger Express(SM), and Tigermarket(SM) locations. In addition, Green Mountain coffee is now the recommended coffee for all ExxonMobil dealer and franchise operators. ExxonMobil reports a total of 13,680 retail facilities in the United States. It also has projected new corporate-owned and dealer-owned On the Run stores that fall under the agreement in excess of 600 locations by the end of 2002.

         Under this new agreement, the Company will unbundle its pricing so that ExxonMobil pays a lower price for purchases of Green Mountain coffee and in turn, they will use a third party distributor to deliver the coffee to their convenience stores thereby reducing Green Mountain's delivery cost. ExxonMobil will pay for all services provided by the Company such as equipment maintenance and training on a fee-for-service basis.

         As this new five-year agreement is implemented, Green Mountain Coffee Roasters will expand its geographic distribution to new markets. Under the terms of the agreement, the coffee will be made available in the coming months to an additional 500 corporate-owned units in the Mid-Atlantic States and in markets including Memphis, Nashville, San Antonio, Dallas, Houston, and additional locations in Florida and California.

          The supermarket channel continued to show healthy year-over-year pounds sold growth of 7.4% in fiscal 2000. Green Mountain coffee can now be purchased at over 760 supermarket locations, up approximately 200 from last year. The addition of Kash n'Karry, a chain of supermarkets located in Central Florida, accounted for 135 of those new locations. Among existing supermarket customers, the increase in coffee pounds sold was especially strong at Stop & Shop Supermarkets, a supermarket chain in the Northeast, which started to sell Green Mountain coffee in another 46 former Edwards stores in fiscal 2000.

Coffee pounds sold in fiscal 2000 and fiscal 1999, broken down by sales channel, are as follows:


       .
---------------------------------------  ------------  ------------  -------------  ----------------
                                         53 wks ended  52 wks ended  Full Year Y/Y    Full Year %
Sales Channel                               9/30/00       9/25/99     lb. Increase  Y/Y lb. Increase
---------------------------------------  ------------  ------------  -------------  ----------------
Convenience Stores.....................         26.8%         26.6%        520,000             21.7%

Supermarkets...........................         24.9%         28.0%        186,000              7.4%

Office Coffee Service Distributors.....         23.8%         17.6%      1,003,000             63.4%

Restaurants............................         11.2%         13.3%         20,000              1.7%

Other Food Service.....................          8.1%          8.7%         95,000             12.1%

Other Retail...........................          2.2%          2.6%          8,000              3.4%

Direct Mail, including Internet Sales..          3.0%          3.2%         35,000             12.1%
                                         ------------  ------------  -------------  ----------------
Totals                                     10,871,000     9,004,000      1,867,000             20.7%
                                         ============  ============  =============  ================


Corporate Objective and Philosophy
----------------------------------

         Green Mountain's objective is to be the leading specialty coffee company by providing the highest quality coffee and having the largest market share in its targeted markets while maximizing Company value. The Company intends to achieve this objective by differentiating and reinforcing the Green Mountain brand and engendering a high degree of customer and consumer loyalty. Essential elements of this unique approach include:

HIGH QUALITY COFFEE. Green Mountain buys some of the highest quality arabica beans available from the world's coffee-producing regions and uses a roasting process that maximizes each coffee's individual taste and aroma. Green Mountain has a passion for coffee and believes that its coffees are among the highest quality coffees sold in the world.

CUSTOMER SERVICE. Green Mountain seeks to create customers for life. The Company believes that coffee is a convenience purchase and utilizes its multi-channel distribution network to make its coffee widely and easily available to consumers for home or away-from-home consumption.

         To ensure a high level of customer contact, the Company has established regional distribution centers to supply coffee to its wholesale customers and from which customer service calls are dispatched. Green Mountain has also established relationships with some of its vendors to drop ship items directly from the vendor to the customer, thereby significantly decreasing shipping times and costs.

         The Company has an on-line inventory system for its central and regional distribution centers which helps to better serve the Company's customers and to improve the Company's direct-store-delivery process and capability. Green Mountain attempts to maintain at all times adequate levels of inventory to satisfy customer demand. At September 30, 2000, the Company had $2,557,000 of raw materials and supplies inventory, as well as $2,793,000 worth of finished goods inventory.

         The Company's online ordering application on its Web site (www.GreenMountainCoffee.com) is fully integrated with the Company's PeopleSoft(R) Enterprise Resource Planning ("ERP") system and customers receive instantaneous, electronic shipping confirmations for all online orders.

CUSTOMER COFFEE EDUCATION. The Company educates its wholesale customers and employees and vendor partners about the origin and preparation of coffee through a course comprised of a series of on-site training programs, tours, manuals, and hands-on learning experiences known as "Coffee College." This intensive training covers growing and harvesting; coffee tasting and cupping; grinding, filtering, and brewing; roasting and packaging; and preparing coffee beverages. Over 1,200 of the employees of Green Mountain's customers attended Coffee College in fiscal 2000, primarily at the Company's Java University located in Waterbury, Vermont. Since 1997, Green Mountain Coffee also has been hosting Specialty Coffee Association of America ("SCAA") Espresso Lab training sessions for consumers and employees of other coffee companies.

         The Company's direct mail catalog and Web site provide an overview of the differences between the various coffees from around the world and the various degrees of roast. The Company believes that educational initiatives such as these help to create advocates for its coffee and thereby engender a loyal consumer base.

EMPLOYEE DEVELOPMENT. Green Mountain Coffee seeks to be a destination workplace for its employees. The Company believes that dedication to employee training and development is vital to attracting and retaining the most highly performing, qualified, and motivated employees. The Company offers numerous educational workshops, professional seminars, a leadership development program, a series of coffee knowledge classes and many other personal and professional development opportunities including Franklin-Covey time management, Dale Carnegie, and personal financial planning just to name a few. The staff development plan provides employees the motivation and ability to offer Green Mountain customers the very best quality in service, fostering long-term relationships. In addition, in fiscal 2000, Green Mountain adopted the Appreciative Inquiry method of business analysis, which incorporates a highly positive, inclusive and people-centered way of considering business development. The Company also offers an Educational Assistance Plan providing financial support to employees seeking to improve their skills through continuing education.

SOCIALLY RESPONSIBLE BUSINESS PRACTICES. Green Mountain is committed to conducting its business in a socially responsible manner. The Company believes that doing well financially can go hand in hand with giving back to the community and protecting the environment. In fiscal 2000, the Company contributed over 5% of its pre-tax income to various coffee farms, cooperatives and non-profit organizations in the U.S. and in coffee-producing countries, in the form of cash, products and paid employee time. Domestically based organizations benefiting from cash or coffee product donations in 2000 included Conservation International, Rainforest Alliance, Coffee Kids(TM), and the United Way, as well as libraries, religious organizations, schools, counseling centers and soup kitchens in markets where the Company operates. In addition to cash and product donations, the Company encourages its employees to perform volunteer work for non-profit and community-based organizations on company time for up to 2.5% of their total hours worked at the Company. In fiscal 2000, 99 employees were reimbursed by the Company for a total of 1,529 hours of volunteer community service time. Another 717 hours of unpaid community service were reported.

         The Company is committed to improving the quality of life in coffee-producing countries, and therefore supports projects that foster self-sufficiency, which it believes yield the best results. For example, since January of 1998, Green Mountain has been sponsoring a very successful Coffee Kids micro-lending program in Huatusco, Mexico, to encourage the development of small family businesses. The program now has over 600 participants. The Company has also provided funding for computers and libraries in communities where its Stewardship(R) coffees are produced.

         In the Oaxaca region of Mexico, where the Company's Organic Mexican Select(TM) coffee is grown, the Company funds a variety of projects, including a Coffee Kids micro-lending project and a women's health care project for the early detection of cervical cancer. In addition, the Company provides financial assistance to the FomCafe S.C. cooperative's quality control training program which helps farmers earn more for their coffee.

         In the Aceh region of Indonesia, Green Mountain provided seed funding to Gayo Organic Coffee Farmer's Association ("GOCFA"), which now produces the Company's Organic Sumatran Reserve(TM) coffee. That project was started in partnership with ForesTrade, a Vermont-based supplier of organic oils and spices. In addition to local quality of life improvements, these programs help insure that a stable supply of quality organic coffees will be available to Green Mountain Coffee to satisfy growing consumer demand.

         In May of 2000, Green Mountain Coffee Roasters signed an agreement with TransFair USA to promote Fair Trade coffee. Under the agreement, Green Mountain Coffee Roasters has agreed to purchase coffee at a minimum floor price under internationally accepted Fair Trade terms from the small farmer cooperatives in Peru, Mexico, and Sumatra where the Company has long-standing relationships. Coffee certified by TransFair USA provides an audit trail from the farm to the cup, which insures that small-scale farmers are paid a Fair Trade price for their coffee that provides them with a living wage. All of the Company's regular certified organic coffees have been certified Fair Trade. Much of the Company's Stewardship coffees are purchased at prices well above this minimum floor price, even though they are not certified Fair Trade.

         Green Mountain is committed to being environmentally and socially responsible in all aspects of its business operations. Consistent with this commitment, the Company has created and supported a variety of innovative environmental programs and incentives.

         Green Mountain encourages sustainable farming practices through its Stewardship Program. Stewardship coffees are purchased from farms and cooperatives where herbicide and pesticide use is limited and soil erosion controls are in place. Additionally, these farms demonstrate higher standards of support for their workers by providing housing, medical assistance, and an interest in the welfare of the individual worker. As a continuation and expansion of the Stewardship Program, Green Mountain offers consumers a choice of organic coffees, starting with one farm-direct coffee from Peru in 1997 and growing into a line of seven organic coffees by the end of fiscal 2000. The Company's roasting and packaging facility is certified as organic by Quality Assurance International of San Diego, California.

         Since 1990, Green Mountain has sold, under the licensed name Earth-Friendly Coffee Filters(TM), a line of dioxin-free and chlorine-free paper coffee filters, helping to raise consumer awareness of chlorine-free processing. In another innovative approach to product design, in 1997, the Company won the 3M Scotchban(R) Innovation Award for the development of a biodegradable coffee bag used by wholesale customers who bag Green Mountain bulk coffees on their premises.

         The Company's most recent new initiative, to reduce its use of non-renewable energy sources and the impact on the environment, is the installation of a 95-kilowatt cogeneration unit in its roasting facility that started operating in December 1999. The unit is designed to capture heat from the power generating process to heat and power the Company's building, reducing its use of both propane and externally generated electricity. The unit is designed to help reduce the Company's operating expenses as a percent of sales over time. It has the added benefit of reducing the risk of fire, created by power outages, that can occur when the roasters, which operate at very high temperatures, suddenly lose power.

         Through responsible operational practices, from purchasing to waste management, Green Mountain strives to minimize its environmental impact. The Company uses chemical-free, biodegradable, cornstarch-based foam peanuts and 100% recycled Kraft-style (Geoami) paper to protect products during shipping, as well as recycled content chip-board containers and reusable containers to store and ship coffee. In addition, Green Mountain makes every attempt to divert its manufacturing waste from landfills. For example, the burlap bags which contain green coffee beans are recycled or donated for use in gardens and crafts, and pallets used in the production and distribution centers are routinely repaired and re-used. The Company also has an on-site recycling program which significantly reduces its landfill refuse volume and is available to employees for their personal use.

         Compliance with federal, state and local environmental laws and regulations does not materially impact capital expenditures, earnings or the competitive position of the Company.


Wholesale Operations
--------------------

         During fiscal 2000, 1999, and 1998, approximately 95%, 95%, and 94%, respectively, of Green Mountain's sales from continuing operations were derived from its wholesale operation which services accounts located primarily in the northeastern United States. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business. Unlike most of its competitors, Green Mountain's wholesale operation services a large variety of establishments, from individual upscale restaurants to major supermarket chains. This strategy enables a deeper penetration in a given geographic market, exposing consumers to the brand throughout the day in a variety of contexts. This strategy also has the advantage of limiting the dependency of the Company on a single distribution channel.


Notable accounts include:


CONVENIENCE STORES                        RESTAURANTS
--------------------------------          -------------------------------
ExxonMobil convenience stores             Aureole Restaurant, NYC
Unimarts                                  Culinary Institute of America
RL Vallee Inc. dba Maplefields            New England Culinary Institute
Mirabito Fuel Group dba Quickway          The Harvard Club, NYC


SUPERMARKETS                              OFFICE COFFEE SERVICES
--------------------------------          -------------------------------
Hannaford Bros.- 132 stores               Bostonbean Coffee Company
Kash `n Karry - 135 stores                Coffee Pause Company
Price Chopper - 27 stores                 Corporate Coffee Systems
Roche Brothers - 13 stores                Crystal Rock Water/Vermont Pure
Stop & Shop - 231 stores                   Springs Company
 (primarily coffee by the cup)            Perrier's Poland Springs
Shaw's - 107 stores                       Springtime
                                          U.S. Coffee

OTHER FOOD SERVICE
--------------------------------
Amtrak - Northeast corridor
American Skiing Company
Delta Express and Delta Shuttle
Columbia University
New Jersey State Aquarium
Stowe Mountain Resort


         Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont and supplemented by regional distribution centers in geographies in which the density of customer accounts so warrants. Regional distribution centers are located in Biddeford, Maine; Latham, New York; Woburn, Massachusetts; Southington, Connecticut; and Lakeland, Florida. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The Company uses third party carriers such as Federal Express and the United States Postal Service for shipping to customers not supported by a regional distribution center.

         The wholesale operation primarily uses in-house sales people. However, in certain sales channels, such as the office coffee service and food service sectors, the Company utilizes the services of independent distributors who purchase coffee from the Company for resale to wholesale customers. The Company believes that the use of such distributors provides access to certain wholesale customers whose size or geographic location makes it economically inefficient for the Company to service directly.

         The Company generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are usually installed on the customer's premises by the Company's internal or contracted service personnel. A customer also is assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for supermarket customers, Green Mountain employs a team of stockers who ensure that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales. Most competitors of Green Mountain in the wholesale segment do not provide such high levels of sales and equipment service support.

         The wholesale operation has 34 area sales managers and regional sales managers assigned to geographic territories, reporting to a national sales manager. The wholesale area sales territories are concentrated in the eastern United States, with an additional presence in Illinois, Michigan and Arizona. In addition to geographic sales personnel, the Company has a national supermarket sales manager, a national office coffee service sales manager, a national convenience store sales manager, a national food service manager, and an international sales and flagship accounts manager, along with account executives for major customers, to help provide more focused customer support and service.

Wholesale coffee pounds by geographic region (as a percentage of total wholesale coffee pounds sold) are as follows:


--------------------------------------   -------------  ------------  -------------  ----------------
                                         53 wks ended   52 wks ended  Full Year Y/Y    Full Year %
Region                                      9/30/00        9/25/99     lb. Increase  Y/Y lb. Increase
--------------------------------------   -------------  ------------  -------------  ----------------
Northern New England  (ME, NH & VT)...           33.2%         36.4%        338,000             10.7%

Southern New England (MA, CT & RI)....           24.5%         24.2%        478,000             22.7%

Mid-Atlantic (NY, NJ & PA)............           21.8%         20.8%        488,000             27.0%

South Atlantic........................            6.9%          5.3%        257,000             55.2%

Midwest...............................            2.5%          1.9%        101,000             60.5%

South Central & West..................            2.1%          1.4%        102,000             81.6%

Multi-Regional........................            7.9%          9.2%         29,000              3.6%

International.........................            1.1%          0.8%         39,000             54.2%
                                         -------------  ------------  -------------  ----------------
Totals................................      10,546,000     8,714,000      1,832,000             21.0%
                                         =============  ============  =============  ================


Direct Mail Operations
----------------------

         The Company publishes catalogs and maintains an Internet Web site to market over 60 coffees, coffee-related equipment and accessories, as well as gift assortments and gourmet food items covering a wide range of price points. Sales from direct mail accounted for approximately 5%, 5%, and 6% of total sales from continuing operations in fiscal 2000, 1999, and 1998, respectively. Green Mountain's telemarketing service representatives fulfill the individual coffee needs of direct mail customers by not only taking orders, but also educating and consulting with them about the various attributes of different coffee varieties.

         In fiscal 2000, approximately 32% of the Company's direct mail revenue was derived from over 4,700 members of its "Coffee Club", a continuity program with customized standing orders for re-shipment. In the same period, catalog sales from non-Coffee Club individual consumers accounted for approximately 38% of direct mail revenue, and another 2% were derived from the Company's Corporate Gifting program.

         In addition to its direct mail program targeted at the individual consumer, Green Mountain also uses its direct mail channel to cater to small businesses, such as bed and breakfast establishments, small retail stores and offices. These "business to business" sales contributed approximately 14% of total direct mail revenues in fiscal 2000.

         The Green Mountain Web site (www.GreenMountainCoffee.com) generated 14% of total direct mail revenue in fiscal 2000, up from 4% in fiscal 1999. The Company's Web site, which runs on PeopleSoft eStore software, allows Green Mountain Coffee to leverage the Internet, phone, e-mail and mail to provide the best possible customer fulfillment and service.


Green Coffee Cost and Supply
----------------------------

         The Company utilizes a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for its supply of green coffees, with outside brokers providing the larger amount. Coffee is the world's second largest traded commodity and its supply and price are subject to high volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium or "differential" above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries.

         Cyclical swings in commodity markets, based upon supply and demand, are common and it is largely expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. Furthermore, the Company believes that the low coffee price ranges generally experienced during the early 1990s are not high enough to support proper farming and processing practices, impacting the overall supply of the top grade coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support world consumption of the top grades of coffees.

         The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain believes this approach is the best way to provide its customers with a fair price for its coffee. The Company believes there is significant risk in fixing prices further in the future, since the true available supply of green coffee from around the world is not readily known. At September 30, 2000, the Company had approximately $9.0 million (for 8.1 million pounds) in purchase commitments, of which approximately 60% had a fixed price. These commitments represent approximately 57% of the Company's estimated coffee requirements through September 29, 2001, the end of its 2001 fiscal year. In addition, the Company does from time to time purchase coffee futures contracts and coffee options to provide additional protection when it is not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

         The Company generally tries to pass on coffee price increases and decreases to its customers. Since coffee has come down from its 1997 highs, the Company has decreased its prices several times. In general, there can be no assurance that the Company will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory and purchase commitments. Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 different varieties of coffee. If one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

         Green Mountain purchased approximately 20% of its coffee from specifically identified farms, estates, cooperatives and cooperative groups in fiscal 2000, and expects to increase this amount to as much as 25% of its total coffee purchases in fiscal 2001. The Company believes its "farm direct" strategy will result in improved product quality, product differentiation, and long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.


Significant Customers
---------------------

         Convenience stores owned and operated by ExxonMobil, rather than by franchisees, made up 7.2% of the Company's revenues in fiscal 2000. Sales to the extensive network of ExxonMobil convenience stores, whether owned by Exxon Mobil Corporation or by independent dealers and franchisees, accounted for approximately 17.0% of sales (including the 7.2% referenced above) from continuing operations in fiscal 2000, and is a key component of the Company's growth strategy as it provides sampling opportunities for a large number of potential new consumers throughout the country. As explained in the Recent Developments section above, the Company signed a new five-year agreement with Exxon Mobil Corporation in November 2000.


Competition
-----------

         The specialty coffee market is highly competitive, and Green Mountain competes against all sellers of specialty coffee. Starbucks, a leading independent specialty coffee retailer, is starting to have a significant presence in supermarkets nationwide. Starbucks has a distribution agreement with Phillip Morris/ Kraft Foods to place Starbucks coffee in supermarkets along with Maxwell House coffee. Additionally, the Company also competes with "commercial" coffee roasters, to the extent that it is also trying to "upsell" consumers to the specialty coffee segment. A number of large consumer goods multinationals have divisions or subsidiaries selling specialty coffees, a significant portion of them having been developed through the acquisition of independent brands. For example, Procter & Gamble distributes the premium coffee products Millstone and Brothers in many supermarkets nationwide, which compete with Green Mountain coffee.

In the office coffee, convenience store and food service arenas, General Foods, Sara Lee and Procter & Gamble are large competitors. In fiscal 2000, Keurig, Inc. signed agreements with three North American roasters other than Green Mountain to secure a variety of K-Cup coffee providers. Coffee in K-Cup portions can now be purchased from Diedrich Coffee, Procter & Gamble, and Timothy's. At this time, Green Mountain continues to enjoy the dominant position in the K-Cup market. The Company does not expect Keurig to add any additional roasters in calendar 2001. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies.

         The Company expects intense competition, both within its primary geographic territory, the eastern United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

         The Company competes primarily by providing high quality coffee, easy access to its products and superior customer service. The Company believes that its ability to provide a convenient network of outlets from which to purchase coffee is an important factor in its ability to compete. Through its multi-channel distribution network of wholesale and direct mail operations and its dual cup/whole bean strategy, the Company believes it differentiates itself from many of its larger competitors, who specialize in only one of the wholesale, retail and direct mail channels of distribution. The Company also believes that one of the distinctive features of its business is that it is one of the few coffee companies that roasts its coffees individually, varying both the degree and timing of the roast to maximize a coffee's particular taste characteristics. Finally, the Company believes that being an independent roaster allows it to be better focused and in tune with its wholesale customers' needs than its larger, diversified competitors. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.


Seasonality
-----------

         Historically, the Company has experienced variations in sales from quarter-to-quarter due to the peak November-December Holiday Season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.


Intellectual Property
---------------------

         The Company is the owner of certain  trademarks  and service  marks and the United States trademark and service mark registrations thereon, including Green Mountain Coffee(R), Green Mountain Filters(R), Green Mountain Coffee Roasters(R), Nantucket Blend(R), Rainforest Nut(R), Stewardship(R), Green Mountain Coffee Roasters and Design (R), Stewardship Coffee and Design(R), Vermont Country Blend(R), Cafe Vermont(R), Mocha Almond Chiller(R), You're Following the Leader(R), Tapestry Blend Dark(R), Appropriate Roast(R), Autumn Harvest Blend(R), Fresh From the Roaster(R). The Company anticipates maintaining the United States registrations appearing above with the United States Trademark Office. The Company is also the owner of other trademarks and service marks, including Lake & Lodge(TM), Organic Sumatran Reserve(TM), La Esperanza(TM), Monte Verde(TM), Sip and Relax, You're on Green Mountain Time(TM), It's a Jungle Out There... Let's Keep It That Way(TM), Farm Direct(TM), and The Ultimate Office Coffee(TM).

         The Company has applied for United States registration of certain of the marks appearing above. In addition, the Company has registered the mark "Green Mountain Coffee Roasters" in the United Kingdom. The Company has pending Canadian applications for registration of the marks "Green Mountain Coffee" and "Green Mountain Coffee Roasters." The Company has a pending European Union application for registration of the mark "Green Mountain Coffee Roasters," and pending Brazilian applications for registration of the marks "Green Mountain Coffee Roasters and Design," and "Green Mountain Coffee." The Company has a limited, royalty-free license to reproduce a painting by artist Corliss Blakely on its labels and marketing materials.

         The Company has an irrevocable, perpetual royalty-free license to use the mark "Earth-Friendly Coffee Filters" in connection with coffee filters. The Company also has a limited license to use the marks "Kona Mountain Coffee" and "Kona Mountain Estate" in connection with its Kona coffee worldwide (excluding Hawaii), all subject to the terms of the agreements under which these licenses are granted. The Company does not hold any patents. The Company believes these trademarks, service marks and licenses will continue to be important to its success.


Employees
---------

         As of September 30, 2000, the Company had 394 full-time employees and 50 part-time employees. The Company supplements its workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December Holiday Season. The Company believes that it maintains good relations with its employees.

Item 2. Properties

         The  Company  leases  one  principal  manufacturing,   warehousing  and
distribution facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 90,000 square feet of usable space which includes a 30,000 square foot mezzanine area. The lease on this building expires in 2007. The Company's other facilities, all of which are leased, are as follows:


-------------- -------------------------------  -----------  -------------------
                                                             Approximate
  Type                      Location            Square Feet  Expiration of Lease
--------------  ------------------------------  -----------  -------------------

Warehouse/      Woburn, MA                        10,580            2001
Distribution/   Southington, CT                   11,200            2001
Service Space   Waterbury, VT                     12,000            2003
                Waterbury, VT                      3,000       month-to-month
                Waterbury, VT (Factory Outlet)     1,100       month-to-month
                Biddeford, ME                     10,000            2001
                Latham, NY                         7,500            2002
                Lakeland, FL                       7,200            2003

Administrative  Coffee Lane, Waterbury, VT         4,000            2001
Offices         Main Street, Waterbury, VT         8,680            2001
                Pilgrim Park II, Waterbury, VT     3,000       month-to-month
                Pilgrim Park II, Waterbury, VT     8,000            2001

Company-Owned   Latham, NY(1)                      2,300            2007
Retail Stores   Portland, ME(1)                    2,300            2002
(Discontinued   So. Portland, ME(1)                1,270            2007
Operations)

----------
  (1) The Company has this entire space subleased as of December 1, 2000.


         The Company believes that its facilities are generally adequate for its current needs and that suitable additional production and administrative space will be available as needed for the remainder of fiscal 2001.

Item 3.   Legal Proceedings

         The Company is not currently party to any material pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fiscal quarter ended September 30, 2000.

Executive Officers of the Registrant

         Certain biographical information regarding each executive officer of the Company is set forth below:

---------------------  --- -----------------------------------  -------------
                                                                  Executive
        Name           Age               Position               Officer Since
---------------------  ---  ----------------------------------  -------------

Robert P. Stiller       57  Chairman of the Board, President         1993
                            and Chief Executive Officer

Robert D. Britt         45  Director, Chief Financial Officer,       1993
                            Vice President, Treasurer and
                            Secretary

Paul Comey              50  Vice President                           1993

Agnes M. Cook           54  Vice President                           1999

Kevin G. McBride        45  Vice President                           1999

James K. Prevo          47  Vice President                           1997

Stephen J. Sabol        39  Director and Vice President              1993

Jonathan C. Wettstein   52  Director and Vice President              1993
---------------------  ---  ----------------------------------  -------------


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

JAMES K. PREVO has served as Chief Information Officer of Roasters since March 1993. Mr. Prevo worked for Digital Equipment Corporation from November 1979 through March 1993. There he held positions as a Software Engineer, Project Manager (New Product Introduction), Program Manager (Computer Products Manufacturing and VAXcluster Systems Engineering) and Business Manager (Systems Integration Services). On May 1, 2000 ComputerWorld magazine recognized Mr. Prevo as one of the Premier 100 IT Leaders for the year 2000.

STEPHEN J. SABOL has served as Vice President of Sales of Roasters since September 1996. Mr. Sabol served as Vice President of Branded Sales of Roasters from August 1992 to September 1996. From September 1986 to August 1992, Mr. Sabol was the General Manager of Roasters responsible for overall performance of the wholesale division in Maine and New Hampshire.

JONATHAN C. WETTSTEIN has served as Vice President of Operations of Roasters since April 1993. From June 1974 to April 1993, Mr. Wettstein was employed by Digital Equipment Corporation in a variety of positions including Plant Manager, Marketing Manager, Business and Materials Manager and Product Line Controller. Mr. Wettstein holds a Master of Business Administration from the Harvard Business School.


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


                                                               High        Low
                                                             --------    -------
Fiscal 1999     16 weeks ended January 16, 1999...........   $  6.375   $  3.875
                12 weeks ended April 10, 1999.............   $  7.625   $  5.875
                12 weeks ended July 3, 1999...............   $  8.125   $  5.875
                12 weeks ended September 25, 1999.........   $  8.375   $  6.469

Fiscal 2000     16 weeks ended January 15, 2000...........   $  9.500   $  7.000
                12 weeks ended April 8, 2000..............   $ 15.375   $  9.250
                12 weeks ended July 1, 2000...............   $ 20.000   $ 14.375
                13 weeks ended September 30, 2000.........   $ 19.125   $ 12.875

Fiscal 2001     October 1, 2000 to November 30, 2000......   $ 42.250   $ 18.875

          (b) Number of Equity Security Holders
         As of November 30, 2000, the number of record holders of the Company's common stock was 579.

         (c)   Dividends
         The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

         On December 4, 2000, the Company announced that its Board of Directors had approved a two-for-one Common Stock split effected in the form of a 100% Common Stock dividend. The record date of the dividend is December 28, 2000, and the payment date is January 11, 2001. The stock split is intended to benefit stockholders by placing more shares in the market, thus helping to increase trading activity and further improve the stock's liquidity.

Item 6.   Selected Financial Data


                                                    Fiscal Years Ended
                               ---------    ---------    ---------   ---------    ---------
                               Sept. 30,    Sept. 25,    Sept. 26,    Sept. 27,   Sept. 28,
                                2000(1)       1999         1998         1997         1996
                               ---------    ---------    ---------    ---------   ---------
                                           (In thousands, except per share data)
Coffee pounds sold(2)......       10,871        9,004        7,739        6,239        5,108

 Net sales from
 continuing operations(2)..    $  84,001    $  64,881    $  55,825    $  42,908    $  33,377

Income from
 continuing operations(2)..    $   4,153    $   2,247    $     340    $   1,539    $   1,429

Income per share from
 continuing operations -
 diluted(2)................    $    1.19    $    0.64    $    0.10    $    0.44    $    0.42

Total Assets...............    $  27,174    $  23,878    $  24,563    $  23,544    $  17,243

Long-term obligations......    $   8,783    $   4,964    $  10,191    $   5,965    $   3,563

----------
(1) The fiscal year ended September 30, 2000 is a 53-week year. All other fiscal years represented are 52-week years.

(2) Excludes results of the Company's discontinued company-owned retail stores operation.


There were no cash dividends paid during the past five fiscal years.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-looking information
---------------------------

         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "will", "feels", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, business conditions in the coffee industry and food industry in general, fluctuations in availability  and  cost of  green  coffee,  the  impact  of the  loss of a major customer, economic conditions, prevailing interest rates, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, weather and special or unusual events, as well as other risk factors described in Item 1 of this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Overview
--------

         Green Mountain Coffee, Inc., a leader in the specialty coffee industry, roasts high quality arabica coffees to produce over 60 varieties of coffee that it sells under the Green Mountain Coffee Roasters(R) brand. For the year ended September 30, 2000, Green Mountain's wholesale operation contributed 95.1% of its net sales from continuing operations. Green Mountain's wholesale operation sells coffee to retailers and food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, office coffee distributors, and other food service providers such as hotels, universities and airlines. The Company also operates a direct mail operation serving customers nationwide from its Waterbury, Vermont headquarters, which accounted for 4.9% of net sales from continuing operations in fiscal 2000.

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

         The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 2000 represents the 53 week-period ended September 30, 2000, with the fourth fiscal quarter of fiscal 2000 consisting of 13 weeks instead of the usual 12 weeks. Fiscal 1999 and fiscal 1998 represent the 52 week-periods ended September 25, 1999 and September 26, 1998, respectively.

Coffee Prices, Availability and General Risk Factors
----------------------------------------------------

         Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In the past, the Company generally has been able to pass increases in green coffee costs to its customers. However, there can be no assurance that the Company will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company and its profitability.

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

         The Company expects to face increasing competition in all its markets, as competitors improve the quality of their coffees to make them more comparable to Green Mountain's. In addition, specialty coffee is now more widely available and a number of competitors benefit from substantially larger promotional budgets following, among other factors, the acquisition of specialty coffee companies by large, consumer goods multinationals. The Company expects that the continued high quality and wide availability of its coffee across a large array of distribution channels, combined with the added-value of its customer service processes will enable Green Mountain to successfully compete in this environment, although there can be no assurance that it will be able to do so.

Results from Operations
-----------------------

         The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:


                                                           Fiscal years ended
                                              ---------------------------------------------
                                              September 30,   September 25,   September 26,
                                                  2000            1999            1998
                                              -------------   -------------   -------------

  Net Sales:
       Wholesale...........................          95.1 %          94.7 %          94.4 %
       Direct mail.........................           4.9 %           5.3 %           5.6 %
                                              -------------   -------------   -------------

  Net sales................................         100.0 %         100.0 %         100.0 %
  Cost of sales............................          60.1 %          60.5 %          65.5 %
                                              -------------   -------------   -------------

       Gross profit........................          39.9 %          39.5 %          34.5 %

  Selling and operating expenses...........          24.7 %          25.2 %          24.7 %
  General and administrative expenses......           7.0 %           7.2 %           7.5 %
  Loss on abandonment of equipment.........           0.2 %           0.4 %             -
                                              -------------   -------------   -------------

       Operating income....................           8.0 %           6.7 %           2.3 %

  Other income.............................           0.1 %           0.0 %           0.1 %
  Interest expense.........................          (0.7)%          (1.1)%          (1.4)%
                                              -------------   -------------   -------------

       Income from continuing operations
       before income taxes.................           7.4 %           5.6 %           1.0 %

  Income tax expense.......................          (2.5)%          (2.1)%          (0.4)%
                                              -------------  --------------   -------------

       Income from continuing operations...           4.9 %           3.5 %           0.6 %
                                              -------------   -------------   -------------

  Discontinued operations:
  Loss from discontinued operations, net
  of tax benefits..........................             -               -            (0.5)%
  Income (loss) on disposal, net of tax
  benefits.................................           0.1 %           0.3 %          (2.3)%
                                              -------------   -------------   -------------

       Net income (loss)...................           5.0 %           3.8 %          (2.2)%
                                              =============   =============   =============

Fiscal 2000 versus Fiscal 1999
------------------------------

         Net sales from continuing operations increased by $19,120,000, or 29.5%, from $64,881,000 in fiscal 1999 to $84,001,000 in fiscal 2000. Coffee pounds sold increased by approximately 1,867,000 pounds, or 20.7%, from 9,004,000 pounds in fiscal 1999 to 10,871,000 pounds in fiscal 2000. The percentage increase in net sales was higher than the percentage increase in coffee pounds, due to increased sales of convenience coffee products (such as the Keurig K-Cups) with higher sales prices per pound and increased sales of non-coffee items, such as the new Monte Verde line of frozen granita and hot cappuccino beverages. It is estimated that without the extra week in the 2000 fiscal year, the year-over-year increases in sales dollars and coffee pounds sold would have been 26.9% and 18.4%, respectively.

         The year-over-year increase in net sales from continuing operations occurred primarily in the wholesale area in which net sales increased by $18,437,000, or 30.0%, from $61,418,000 in fiscal 1999 to $79,855,000 in fiscal
2000. The wholesale net sales increase resulted primarily from sales growth in the office coffee service and convenience store channels. Direct mail sales increased $683,000, or 19.7%, from $3,463,000 in fiscal 1999 to $4,146,000 in fiscal 2000.

         Green Mountain's gross profit from continuing operations increased by $7,916,000, or 30.9%, from $25,620,000 in fiscal 1999 to $33,536,000 in fiscal
2000. Gross profit as a percentage of net sales increased 0.4 percentage points from 39.5% in fiscal 1999 to 39.9% in fiscal 2000. Gross profit as a percentage of sales remained relatively unchanged as lower green coffee costs and improved distribution costs were partially offset by increased sales of items in product categories with lower gross margins, such as the single-cup Keurig line of coffees. Due to continued product sales mix changes and anticipated competitive pressures, full-year gross profit as a percentage of sales is expected to decrease in fiscal 2001.

         Selling and operating expenses from continuing operations increased by $4,366,000, or 26.7%, from $16,381,000 in fiscal 1999 to $20,747,000 in fiscal
2000, and decreased 0.5 percentage points as a percentage of net sales from 25.2% in fiscal 1999 to 24.7% in fiscal 2000. The dollar increase was primarily caused by increased wholesale sales and sales support personnel expenditures ($2,129,000) and advertising and promotional expenses ($1,038,000).

         General and administrative expenses from continuing operations increased by $1,226,000, or 26.3%, from $4,661,000 in fiscal 1999 to $5,887,000 in fiscal 2000. As a percentage of net sales, this change represents a 0.2 percentage point decrease from 7.2% in fiscal 1999 to 7.0% in fiscal 2000. The dollar increase is primarily due to personnel expenses (including bonuses and a contribution to the new Employee Stock Ownership Plan), as well as educational and management consulting expenses.

         In fiscal 2000, following a thorough review of its production fixed assets, the Company recorded a $135,000 loss on abandonment of production equipment and software. In fiscal 1999, the Company recorded a $229,000 loss on abandonment of loaner equipment, when the Company identified a small portion of its old equipment on loan to customers that would never be retrieved from customers sites and was in effect given away to customers.

         For the reasons outlined above, operating income increased by $2,418,000, or 55.6%, from $4,349,000 in fiscal 1999 to $6,767,000 in fiscal
2000. As a percentage of sales, operating income increased 1.3 percentage points from 6.7% in fiscal 1999 to 8.0% in fiscal 2000. It is anticipated that operating expenses as a percentage of sales will continue to decrease in fiscal 2001, as the Company continues to grow sales and leverage expenses.

         Interest expense from continuing operations decreased $153,000, or 20.8%, from $736,000 in fiscal 1999 to $583,000 in fiscal 2000 due to the reduction in the Company's average long-term debt made possible by strong cash flows from operations over the past two fiscal years. The Company expects interest expense in fiscal 2001 to be approximately 50% higher than in fiscal 2000 due to higher interest rates and, more importantly, higher average debt balances related to fiscal 2000 repurchases of its common stock described under "Liquidity and Capital Resources".

         Income tax expense from continuing operations increased $703,000, or 51.1%, from $1,376,000 in fiscal 1999 to $2,079,000 in fiscal 2000. The decrease in the Company's effective tax rate, from 38% for fiscal 1999 to 33% for fiscal 2000, is due to a reduction during the fourth quarter of fiscal 2000 of the deferred tax asset valuation allowance previously recorded on a manufacturer's investment tax credit from the State of Vermont. The reduction was based upon management's best estimate of future taxable income and that portion which is expected to be allocable to Vermont on which the credit could be applied. It is expected that the Company's effective tax rate in future periods will approximate 40%.

         For the reasons outlined above, income from continuing operations increased $1,906,000, or 84.8%, from $2,247,000 in fiscal 1999 to $4,153,000 in fiscal 2000.

         During the third quarter of fiscal 1998, the Company recorded a loss of $1,259,000 (net of a tax benefit of $834,000) on disposal of its company-owned retail stores operation. During the second quarter of fiscal 1999, after having sold or closed all of its stores, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs. In the fourth quarter of fiscal 2000, the Company reduced its estimate by another $100,000 ($60,000 net of tax), due to lower than expected lease termination costs.

         Net income increased $1,780,000, or 73.2%, from $2,433,000 in fiscal 1999 to $4,213,000 in fiscal 2000. The net income earned during the 2000 fiscal year put the Company in a positive retained earnings position of $2,778,000 at September 30, 2000, compared to an accumulated deficit of $1,435,000 at September 25, 1999.

Fiscal 1999 versus Fiscal 1998
------------------------------

         Net sales from continuing operations increased by $9,056,000, or 16.2%, from $55,825,000 in fiscal 1998 to $64,881,000 in fiscal 1999. Coffee pounds sold increased by approximately 1,265,000 pounds, or 16.3%, from 7,739,000 pounds in fiscal 1998 to 9,004,000 pounds in fiscal 1999. The percentage increase in net sales and the percentage increase in coffee pounds sold were very similar, as the decrease in average selling prices of Green Mountain's coffee during fiscal 1999 was offset by increased sales of convenience coffee products with higher sales prices per pound.

         The year-over-year increase in net sales from continuing operations occurred primarily in the wholesale area in which net sales increased by $8,708,000, or 16.5%, from $52,710,000 in fiscal 1998 to $61,418,000 in fiscal
1999. The wholesale net sales increase resulted primarily from the growth of certain accounts in the office coffee service, supermarket and convenience store channels. Direct mail sales increased $348,000, or 11.2%, from $3,115,000 in fiscal 1998 to $3,463,000 in fiscal 1999.

         Green Mountain's gross profit from continuing operations increased by $6,353,000, or 33.0%, from $19,267,000 in fiscal 1998 to $25,620,000 in fiscal
1999. Gross profit as a percentage of net sales increased 5.0 percentage points from 34.5% in fiscal 1998 to 39.5% in fiscal 1999. Expressed in dollars per coffee pound sold, gross profit increased 14.0% to $2.85 in fiscal 1999 from $2.50 in fiscal 1998. The increase of gross profit as a percentage of sales was primarily attributable to sharply lower green coffee costs, which was partially offset by decreases in average sales prices.

         Selling and operating expenses from continuing operations increased by $2,576,000, or 18.7%, from $13,805,000 in fiscal 1998 to $16,381,000 in fiscal
1999, and increased 0.5 percentage points as a percentage of net sales from 24.7% in fiscal 1998 to 25.2% in fiscal 1999. This increased was primarily caused by higher wholesale sales and sales support personnel expenditures ($1,086,000) and advertising and promotional expenses ($838,000).

         General and administrative expenses from continuing operations increased by $492,000, or 11.8%, from $4,169,000 in fiscal 1998 to $4,661,000 in fiscal 1999. As a percentage of net sales, this change represents a 0.3 percentage point decrease from 7.5% in fiscal 1998 to 7.2% in fiscal 1999. The dollar increase is primarily due to increased management consulting and personnel expenses.

         For the reasons outlined above, operating income increased by $3,056,000, or 236.4%, from $1,293,000 in fiscal 1998 to $4,349,000 in fiscal
1999. As a percentage of sales, operating income increased 4.4 percentage points from 2.3% in fiscal 1998 to 6.7% in fiscal 1999.

         Interest expense from continuing operations decreased $85,000, or 10.4%, from $821,000 in fiscal 1998 to $736,000 in fiscal 1999 due to the reduction in the Company's long-term debt made possible by strong cash flows from operations in fiscal 1999.

         Income tax expense from continuing operations increased from $198,000 in fiscal 1998 to $1,376,000 in fiscal 1999. The increase in the Company's effective tax rate, to 38% for fiscal 1999 from 37% for fiscal 1998, is attributable to changes in certain permanent differences.

         For the reasons outlined above, income from continuing operations increased $1,907,000, or 560.9%, from $340,000 in fiscal 1998 to $2,247,000 in fiscal 1999.

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

Liquidity and Capital Resources
-------------------------------

         Working capital increased $629,000 to $6,681,000 at September 30, 2000 from $6,052,000 at September 25, 1999. This increase is primarily due to higher accounts receivable and a decrease in the current portion of long-term debt, and was partially offset by higher accounts payable and accrued expenses.

         Net cash provided by operating activities from continuing operations increased by $832,000, or 12.6%, from $6,587,000 in fiscal 1999 to $7,419,000 in fiscal 2000. This increase is primarily due to the net income and accounts payable increases, and was offset by increases in accounts receivable due to high sales volumes near the end of the fiscal year. Cash flows from operations were partially used to fund capital expenditures in fiscal 2000.

         During the 2000 fiscal year, the Company made capital expenditures of $4,597,000, including $2,025,000 for equipment on loan to wholesale customers; $1,330,000 for computer equipment and software; $766,000 for production and distribution equipment; $331,000 for leasehold improvements and fixtures; and $145,000 for vehicles.

         In fiscal 1999, Green Mountain Coffee made capital expenditures related to continuing operations of $2,655,000, which included $1,605,000 for equipment on loan to customers; $533,000 for leasehold improvements, production equipment and fixtures; $389,000 for computer hardware and software; and $128,000 for vehicles.

         The Company currently plans to make capital expenditures in fiscal 2001 in the range of $5,500,000 to $6,000,000. The expected increase in capital expenditures over fiscal 2000 is due to the planned purchase of a new coffee roaster and the related green and roasted bean storage bin system, as well as a new fractional ground coffee packager. However, management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         In the 2000 fiscal year, the Company used $1,852,000 of its cash flow from operations to repurchase 189,486 of its outstanding shares in the open market. In addition, on May 22, 2000, the Company concluded a Dutch Auction self-tender offer and accepted for purchase all 278,658 shares tendered at a purchase price of $16 per share. The total cost of this self-tender offer amounted to approximately $4,523,000, including $64,000 of associated transaction costs. At September 30, 2000, the Company held 568,753 shares of treasury stock at an average per share cost of $12.36.

         To finance the cost of the Dutch Auction self-tender offer referenced above and other general corporate purposes, the Company amended its credit facility with Fleet Bank -NH ("Fleet") on April 7, 2000. The amendment provides for an expanded revolving line of credit of $15,000,000, which matures on March 31, 2003 and is not subject to a borrowing base formula. The interest paid on the line of credit varies with the prime, LIBOR and Bankers Acceptance rates, plus a margin based on a performance price structure. On September 30, 2000, a total of $8,500,000 was outstanding under the new line of credit and the average interest rate was 7.88%. The new facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at September 30, 2000.

         Management believes that cash flow from operations, existing cash, and available borrowings under its credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the next twelve months.

Factors Affecting Quarterly Performance
---------------------------------------

         Historically, the Company has experienced variations in sales from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Year-over-year quarterly earnings comparisons will also show significant variations due to the reduction in the allowance on the State of Vermont manufacturer's investment tax credit in the fourth quarter of fiscal 2000. Another factor that will impact historical comparisons is the fact that the fourth quarter of fiscal 2000 includes thirteen weeks instead of the usual twelve weeks.

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

Interest rate risks
-------------------

         At September 30, 2000, the Company had $8,508,000 of debt subject to variable interest rates (Fleet Bank's prime rate, Banker's Acceptance or LIBOR rates) plus a margin based on a performance price structure. A 100 basis point increase in interest rates would increase annual interest expense by approximately $85,000.

         On May 29, 1998, the Company entered into a standard International Swap Dealers Association Inc. interest rate swap agreement with Fleet National Bank in order to limit the effect of increases in the interest rates on up to $6 million of its floating debt. The effect of this agreement was to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 5.84% plus a margin based on a performance price structure (between 175 and 200 basis points at September 25, 1999). At September 25, 1999, this agreement left the Company with no variable-rate debt and therefore no interest rate risk. During the first quarter of fiscal 2000, the Company received $34,000 from Fleet National Bank for the termination of its interest rate swap agreement. This payment was netted against interest expense for the fiscal quarter. Due to the termination of this agreement, at September 30, 2000, the Company had $8,508,000 of debt subject to variable interest rates as described above.

Commodity price risks
---------------------

         Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company's gross profit margins can be significantly impacted by changes in the price of green coffee. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. At September 30, 2000, the Company had approximately $9.0 million (for 8.1 million pounds) in purchase commitments, of which approximately 60% had a fixed price. These commitments represent approximately 57% of the Company's estimated coffee requirements through September 29, 2001, the end of its 2001 fiscal year.

         In addition, from time to time, the Company uses commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. Gains and losses relating to qualifying hedges of anticipated inventory transactions or firm commitments are deferred in current assets and are included in the basis of the underlying transactions. At September 30, 2000, the Company held call options covering an aggregate of 562,500 pounds of green coffee beans which are exercisable in fiscal 2001 at prices ranging from $1.20 to $1.50 per pound. Additionally, the Company held a short position on put options covering 187,500 pounds of green coffee exercisable in fiscal 2001 at a price of $1.00. At September 30, 2000, the "C" price of coffee was $0.83. If the price of coffee remains under $1.00 when these options come to term, the loss incurred will be approximately $57,000. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2001. Additionally, the Company had futures contracts outstanding of approximately $743,000 at September 30, 2000. The fair market value of these futures at September 30, 2000 was $706,000. If the settlement price of these futures drops on average by 10%, the additional loss incurred will be approximately $71,000.


Item 8.   Financial Statements and Supplementary Data

         See dated Financial Statements on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

================================================================================
                                    PART III
================================================================================


Item 10.   Directors and Executive Officers of the Registrant

         Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this report by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 15, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 2000 (the "Definitive Proxy Statement").

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

================================================================================
                                     PART IV
================================================================================


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

     Report of Independent Accountants...................................   F-2

     Consolidated Financial Statements:

     Consolidated Balance Sheet at September 30, 2000 and
        September 25, 1999...............................................   F-3

     Consolidated Statement of Operations for each of the three
        years in the period ended September 30, 2000.....................   F-4

     Consolidated Statement of Changes in Stockholders' Equity for
        each of the three years in the period ended September 30, 2000...   F-5

     Consolidated Statement of Cash Flows for each of the three
        years in the period ended September 30, 2000.....................   F-6

     Notes to Consolidated Financial Statments...........................   F-7

 (a) 2.  Financial Statement Schedules

      The following financial statement schedule is filed as part of this report:

         Report of Independent Accountants on Financial
            Statement Schedules..........................................   F-25

         Schedule II: Valuation and Qualifying Accounts..................   F-26

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

                  (aa) Note Modification Agreement, dated April 12, 1996, to modify Term Promissory Note dated August 11, 1993 from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH(10)

                  (bb) Eighth Amendment to Commercial Loan Agreement, dated February 19, 1997, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH as lender(12)

                  (ee) Ninth Amendment to Commercial Loan Agreement, Fleet Bank, dated June 9, 1997 among Green Mountain Coffee Roasters, Inc. as borrower, and Fleet Bank - NH, as lender(13)

                  (gg) Eleventh Amendment to Commercial Loan Agreement, dated February 19, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(14)

                  (hh) Replacement Revolving Line of Credit Promissory Note, dated February 19, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(14)

                  (ii) Revolving Line of Credit/Term Promissory Note, dated February 19, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH(14)

                  (jj) Twelfth Amendment to Fleet Bank - NH Commercial Loan Agreement and Loan Documents dated April 7, 2000(22)

10.10             (g)    First Restatement of  Security  Agreement,  dated April
                         12, 1996, between Green Mountain Coffee Roasters, Inc.
                         and Fleet Bank - NH(10)

10.15 Assignment of Trademarks from Green Mountain Coffee, Inc. in connection with the Fleet Bank - NH financing(1)

10.22 U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to $766,000 loan to Green Mountain Coffe, Inc. together with Letters dated 7/14/93 and 7/19/93 from SBA to Central Vermont Economic Development Corporation relating thereto(1)
                  (a) Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation(4)
                  (b) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation(4)
                  (c)    Mortgage,  dated  September  30,  1993,  between  Green
                         Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation(4)
                  (d) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small
                         Business Administration of Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation(4)
                  (e) "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation, as amended, including Servicing Agent Agreement among Green Mountain Coffee Roasters, Inc. and Colson Services Corp.(5)
                  (f) Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)
                  (g)    Security Agreement from Green Mountain Coffee Roasters,
                         Inc. to Central Vermont Economic Corporation(4)
                  (h)    Assignment,  dated   September  30,  1993,  by  Central
                         Vermont Economic Development Corporation to Small Business Administration of Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation(4)
                  (i) Letter Agreement, dated October 1, 1993, among Central Vermont Economic Development Corporation, Green Mountain Coffee Roasters, Inc. and Small Business
                         Administration,   amending   the   Authorization   and
                         Debenture Guaranty among Small Business Administration. Central Vermont Economic Development Corporation, and Green Mountain Coffee Roasters, Inc.(4)
                  (j) Development Company 504 Debenture, issued October 14, 1993, for principal amount of as Trustee(4)

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

10.52             Stock  Option  Agreement,  dated July 21, 1993,   between  the
                  Company and Jonathan C. Wettstein(1)*

10.59 Stock Option Agreement, dated July 22, 1994, between the Company and William D. Davis(8)*

10.60 Stock Option Agreement, dated July 22, 1994, between the Company and Jules A. del Vecchio(8)*

10.61             Stock  Option  Agreement,  dated  July 22, 1994,   between the
                  Company and Ian W. Murray(8)*

10.62 Stock Option Agreement, dated December 30, 1994, between the Company and Robert D. Britt(9)*

10.63             Stock  Option  Agreement,  dated  December 30, 1994,   between
                  the Company and Stephen J. Sabo(l9)*

10.64             Stock  Option  Agreement,  dated  December 30, 1994,   between
                  the  Company  and  Jonathan  C.  Wettstein(9)*

10.65             Stock  Option  Agreement,  dated  December 30, 1994,   between
                  the Company and Paul Comey(9)*

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

10.77 Stock Option Agreement, dated October 21, 1997 between the Company and Paul Comey (14)*

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

10.89 Stock Option Agreement, dated January 8, 1999 between the Company and James K. Prevo(18)*

10.90 Stock Option Agreement, dated January 8, 1999 between the Company and James K. Prevo(18)*

10.91 Stock Option Agreement, dated April 13, 1999 between the Company and David E. Moran(19)*

10.92 Stock Option Agreement, dated April 13, 1999 between the Company and William D. Davis(19)*

10.93 Stock Option Agreement, dated April 13, 1999 between the Company and Jules A. del Vecchio(19)*

10.94 Stock Option Agreement, dated April 13, 1999 between the Company and Hinda Miller(19)*

10.95 Stock Option Agreement, dated September 13, 1999 between the Company and Kevin G. McBride*(20)

10.96 Stock Option Agreement, dated November 1, 1999 between the Company and Agnes M. Cook*(20)

10.97 Promissory note from Robert P. Stiller to the Company, dated September 24, 1999(20)

10.98 Promissory note from Robert P. Stiller to the Company, dated October 18, 1999(20)

10.99 Promissory note from Robert P. Stiller to the Company, dated November 3, 1999(20)

10.100 Stock Option Agreement, dated as of December 21, 1999, by and between Robert D. Britt and the Company*(21)

10.101 Stock Option Agreement, dated as of December 21, 1999, by and between Agnes M. Cook and the Company*(21)

10.102 Stock Option Agreement, dated as of December 21, 1999, by and between Jonathan C. Wettstein and the Company*(21)

10.103 Stock Option Agreement, dated as of December 21, 1999, by and between James K. Prevo and the Company*(21)

10.104 Stock Option Agreement, dated as of December 21, 1999, by and between Paul Comey and the Company*(21)

10.105            2000 Stock Option Plan of the Company

10.106 Stock Option Agreement, dated as of October 2, 2000, by and between Robert D. Britt and the Company*

10.107 Stock Option Agreement, dated as of October 2, 2000, by and between Agnes M. Cook and the Company*

10.108 Stock Option Agreement, dated as of October 2, 2000, by and between Jonathan C. Wettstein and the Company*

10.109 Stock Option Agreement, dated as of October 2, 2000, by and between Paul Comey and the Company*

10.110 Stock Option Agreement, dated as of October 2, 2000, by and between James K. Prevo and the Company*

10.111 Stock Option Agreement, dated as of October 2, 2000, by and between Stephen Sabol and the Company*

10.112 Stock Option Agreement, dated as of October 2, 2000, by and between Kevin McBride and the Company*

10.113            Green Mountain Coffee, Inc. Employee Stock Ownership Plan

10.114            Green Mountain Coffee, Inc. Employee Stock Ownership Trust

10.115 Chef Express.net, Inc. Series A Convertible Preferred Stock Purchase Agreement

10.116            Promissory note from Robert P. Stiller, dated April 12, 2000

21                List of Subsidiaries of the Company

23                Consent of PricewaterhouseCoopers LLP

24                Powers of Attorney

27                Financial Data Schedule

 (b)  Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended September 30, 2000.

Notes to exhibits listed above

*       Management contract or compensatory plan

1. Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective September 21, 1993

2. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 9, 1994, filed on May 24, 1994

3. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 24, 1994, filed December 8, 1994

4. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993

5. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 16 weeks ended January 15, 1994, filed on February 25, 1994

6. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 16 weeks ended January 14, 1995, filed on February 25, 1995

7. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 8, 1995, filed on May 23, 1995

8.      Incorporated  by  reference to  the  corresponding  exhibit   number  in
        Amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended September 24, 1994, filed on December 16, 1994

9. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fisca year ended September 30, 1995

10. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 13, 1996

11. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-KSB for the fiscal year ended September 26, 1996

12. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1997

13. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended April 12, 1997

14. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended July 5, 1997

15.. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-K for the fiscal year September 27, 1997

16. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 16 weeks January 17, 1998

17. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-K for the fiscal year September 26, 1998

18. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 16 weeks January 18, 1999

19. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks July 3, 1999

20. Incorporated by reference to the corresponding exhibit number in the Annual Report on Form 10-K for the year ended September 25, 1999

21. Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended January 15, 2000

22. Incorporated by reference to the corresponding exhibit number in the Schedule TO filed on April 17, 2000

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

      Signature                         Title                        Date

/s/ Robert P. Stiller   Chairman of the Board of Directors,    December 27, 2000
---------------------   President and Chief Executive Officer
                        (Principle Executive Officer)

/s/ Robert D. Britt     Chief Financial Officer, Treasurer,    December 27, 2000
---------------------   Secretary and Director (Principal
                        Financial and Accounting Officer)

STEPHEN J. SABOL*       Director                               December 27, 2000

JONATHAN C. WETTSTEIN*  Director                               December 27, 2000

WILLIAM D. DAVIS*       Director                               December 27, 2000

JULES A. DEL VECCHIO*   Director                               December 27, 2000

HINDA MILLER*           Director                               December 27, 2000

DAVID E. MORAN*         Director                               December 27, 2000


*By:   /s/ Robert P. Stiller
       -----------------------------------
       Robert P. Stiller, Attorney-in-fact

                           GREEN MOUNTAIN COFFEE, INC.
                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----
Report of Independent Accountants........................................   F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet at September 30, 2000 and
   September 25, 1999....................................................   F-3

   Consolidated Statement of Operations for each of the
   three years in the period ended September 30, 2000....................   F-4

   Consolidated Statement of Changes in Stockholders'
   Equity for each of the three years in the period
   ended September 30, 2000..............................................   F-5

   Consolidated Statement of Cash Flows for each of the
   three years in the period ended September 30, 2000....................   F-6

   Notes to Consolidated Financial Statements............................   F-7

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee, Inc. at September 30, 2000 and September 25, 1999 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 10, 2000

                           Green Mountain Coffee, Inc.
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                          September 30,   September 25,
                                                              2000            1999
                                                          -------------   -------------

         Assets
Current assets:
   Cash and cash equivalents...........................   $         489   $         415
   Receivables, less allowances of $320 at
   September 30, 2000 and $190 at September 25, 1999...           8,454           6,223
   Inventories.........................................           5,350           5,409
   Other current assets................................             580             497
   Loans to officers...................................               -             250
   Deferred income taxes, net..........................             182             490
                                                          -------------   -------------

      Total current assets.............................          15,055          13,284


Fixed assets, net......................................          11,274          10,183
Other long-term assets.................................             348             250
Deferred income taxes, net.............................             497             161
                                                          -------------  --------------
                                                          $      27,174   $      23,878
                                                          =============   =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt...................   $         135   $       1,127
   Accounts payable....................................           6,125           4,551
   Accrued compensation costs..........................           1,381           1,005
   Accrued expenses....................................             614             357
   Accrued losses and other costs of discontinued
   operations, net.....................................             119             192
                                                          -------------   -------------

         Total current liabilities.....................           8,374           7,232
                                                          -------------   -------------

Long-term debt.........................................             283           1,908
                                                          -------------   -------------

Long-term line of credit...............................           8,500           3,056
                                                          -------------   -------------

Commitments and contingencies (Note 15)

Stockholders' equity:
   Common stock, $0.10 par value:
   Authorized - 10,000,000  shares;  Issued -
   3,671,005 and 3,615,404  shares at September
   30, 2000 and September 25, respectively.............             367             362

   Additional paid-in capital..........................          13,901          13,409
   Retained earnings (accumulated deficit).............           2,778          (1,435)
   Treasury  shares,  at cost - 568,753 and
   100,609 shares at September 30, 2000 and
   September 25, 1999, respectively....................          (7,029)           (654)
                                                          -------------   -------------
   Total stockholders' equity..........................          10,017          11,682
                                                          -------------   -------------
                                                          $      27,174   $      23,878
                                                          =============   =============

[FN]
The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statement of Operations
                  (Dollars in thousands except per share data)


                                                                   Year Ended

                                                  September 30,   September 25,   September 26,
                                                      2000            1999            1998
                                                  -------------   -------------   -------------

Net sales......................................   $      84,001   $      64,881   $      55,825

Cost of sales..................................          50,465          39,261          36,558
                                                  -------------   -------------   -------------

     Gross profit..............................          33,536          25,620          19,267

Selling and operating expenses.................          20,747          16,381          13,805
General and administrative expenses............           5,887           4,661           4,169
Loss on abandonment of equipment...............             135             229               -
                                                  -------------  --------------   -------------

     Operating income..........................           6,767           4,349           1,293

Other income...................................              48              10              66
Interest expense...............................            (583)           (736)           (821)
                                                  -------------   -------------   -------------

     Income from continuing operations
     before income taxes.......................           6,232           3,623             538

Income tax expense.............................          (2,079)         (1,376)           (198)
                                                  -------------   -------------   -------------

     Income from continuing operations.........           4,153           2,247             340

Discontinued operations:

Loss from discontinued retail stores operations,
net of income tax benefits of $196.............               -               -            (297)

Income (loss) on disposal of retail stores,
net of income tax expense of $40 and $114 for
the years ended September 30, 2000 and September
25, 1999, respectively, and income tax benefit
of $834 for the year ended September 26, 1998..              60             186          (1,259)
                                                  -------------   -------------   -------------

Net income (loss)..............................   $       4,213   $       2,433   $      (1,216)
                                                  =============   =============   =============

Basic income (loss) per share:
Weighted average shares outstanding............       3,293,422       3,503,412       3,530,657
Income from continuing operations..............   $        1.26   $        0.64   $        0.10
Income (loss) from discontinued operations.....   $        0.02   $        0.05   $       (0.44)
Net income (loss)..............................   $        1.28   $        0.69   $       (0.34)

Diluted income (loss) per share:
Weighted average shares outstanding............       3,489,622       3,547,155       3,539,231
Income from continuing operations..............   $        1.19   $        0.64   $        0.10
Income (loss) from discontinued operations.....   $        0.02   $        0.05   $       (0.44)
Net income (loss)..............................   $        1.21   $        0.69   $       (0.34)

[FN]
The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.


                           GREEN MOUNTAIN COFFEE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 For the years ended September 30, 2000, September 25, 1999, and September 26, 1998
                             (Dollars in thousands)


                                                                        Retained
                                                           Additional     earnings                               Total
                                         Common stock        paid-in    (accumulated     Treasury stock      stockholders'
                                       Shares     Amount    capital       deficit)      Shares     Amount       equity
                                     ----------   ------   ----------   ------------   --------   --------   -------------
Balance at September 27, 1997.....    3,530,818   $  353   $   12,954   $     (2,652)         -          -   $      10,655

Issuance of common stock under
   employee stock purchase plan...       15,023        2           64              -          -          -              66
Purchase of treasury shares.......            -        -            -              -     (7,350)  $    (37)            (37)
Net loss..........................            -        -            -         (1,216)         -          -          (1,216)
                                     ----------   ------   ----------   ------------   --------   --------   -------------

Balance at September 26, 1998.....    3,545,841      355       13,018         (3,868)    (7,350)       (37)          9,468
Issuance of common stock under
   employee stock purchase plan...       37,263        4          186              -          -          -             190
Options exercised.................       32,300        3          205              -          -          -             208
Purchase of treasury shares.......            -        -            -              -    (93,259)      (617)           (617)
Net income........................            -        -            -          2,433          -          -           2,433
                                     ----------   ------   ----------   ------------   --------   --------   -------------

Balance at September 25, 1999.....    3,615,404      362       13,409         (1,435)  (100,609)      (654)         11,682
Issuance of common stock under
   employee stock purchase plan...       32,309        3          276              -          -          -             279
Options exercised.................       23,292        2          167              -          -          -             169
Purchase of treasury shares.......            -        -            -              -   (468,144)    (6,375)         (6,375)
Non cash compensation expense.....            -        -           49              -          -          -              49
Net income........................            -        -            -          4,213          -          -           4,213
                                     ----------   ------   ----------   ------------   --------   --------   -------------
Balance at September 30, 2000.....    3,671,005   $  367   $   13,901   $      2,778   (568,753)  $ (7,029)  $      10,017
                                     ==========   ======   ==========   ============   ========   ========   =============

[FN]
The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                           Year ended
                                                          ---------------------------------------------
                                                          September 30,   September 25,   September 26,
                                                              2000            1999            1998
                                                          -------------   -------------   -------------
Cash flows from operating activities:
   Net income (loss)...................................   $       4,213   $       2,433   $      (1,216)
   Adjustments to reconcile net income (loss) to
        net cash provided by (used for) operating
        activities:
        (Income) loss from discontinued operations.....             (60)           (186)          1,556
        Depreciation and amortization..................           2,968           2,943           2,754
        Loss on disposal and abandonment of
           fixed assets................................             173             240              63
        Provision for doubtful accounts................             361             241             577
        Non-cash compensation..........................              49               3               -
        Deferred income taxes..........................             (28)            966             (70)
        Changes in assets and liabilities:
        Receivables....................................          (2,592)         (1,675)         (1,247)
        Inventories....................................              59             227            (565)
        Other current assets...........................             167             (73)           (325)
        Other long-term assets.........................             (98)             20              63
        Accounts payable...............................           1,574           1,420          (1,823)
        Accrued compensation costs.....................             376             178             211
        Accrued expenses...............................             257            (150)            228
                                                          -------------   -------------   -------------

Net cash provided by continuing operations.............           7,419           6,587             206
Net cash (used for) provided by discontinued
      operations.......................................             (13)             42            (406)
                                                          -------------   -------------   -------------

Net cash provided by (used for) operating activities...           7,406           6,629            (200)
                                                          -------------   -------------   -------------

Cash flows from investing activities:
  Expenditures for fixed assets........................          (4,597)         (2,655)         (3,375)
  Proceeds from disposals of fixed assets..............             365              89             170
  Capital expenditures for discontinued operations.....               -               -            (208)
  Proceeds from disposal of discontinued operations....               -             158             118
                                                          -------------   -------------   -------------
Net cash used for investing activities                           (4,232)         (2,408)         (3,295)
                                                          -------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock...............             448             395              66
  Purchase of treasury shares..........................          (6,375)           (617)            (37)
  Proceeds from issuance of long-term debt.............             123               -           4,500
  Repayment of long-term debt..........................          (2,740)         (2,255)         (2,121)
  Borrowings under (repayment of) revolving
      line of credit...................................           5,444          (2,094)          1,165
  Principal payments under capital lease obligation....               -             (12)           (132)
                                                          -------------   -------------   -------------

Net cash (used for) provided by financing activities...          (3,100)         (4,583)          3,441
                                                          -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents...              74            (362)            (54)
Cash and cash equivalents at beginning of year.........             415             777             831
                                                          -------------   -------------   -------------
Cash and cash equivalents at end of year...............   $         489   $         415   $         777
                                                          =============   =============   =============

Supplemental disclosures of cash flow information:
   Cash paid for interest..............................   $         607   $         719   $         786
   Cash paid for income taxes..........................   $       1,896   $         248   $          56

[FN]
The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

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

      The Company's fiscal year ends on the last Saturday in September. Fiscal 2000, fiscal 1999 and fiscal 1998 represent the years ended September 30, 2000, September 25, 1999, and September 26, 1998, respectively. Fiscal 2000 consists of 53 weeks, whereas fiscal 1999 and 1998 consist of 52 weeks each.


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

      HEDGING
      The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans. These transactions meet the requirements for hedge accounting, including designation and correlation. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodity and reflected in the statement of operations when the hedged coffee purchase contract is fixed and the hedging instrument is closed. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in the price of green coffee. The overall exposure to credit risk is considered to be minimal.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until the first quarter of fiscal 2001. The Company will adopt SFAS 133 as of October 1, 2000. The adoption of SFAS 133 is expected to have an immaterial impact on the Company's financial position and results from operations. The Company does not believe the adoption of SFAS 133 will significantly alter the Company's hedging strategies or cause a significant change in normal business practices.

      OTHER LONG-TERM ASSETS
      Other long-term assets consist of deposits, debt issuance costs and minority investments in Keurig, Inc and ChefExpress.net, Inc. Debt issuance costs represent those costs incurred in connection with the issuance of debt. Amortization is calculated using the straight-line method over the respective original lives of the applicable issue. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the interest method. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 30, 2000 and September 25, were $22,000 and $32,000, respectively. The minority investments, which represent less than 5% interests, are accounted for under the cost method. The balance in the investment in Keurig, Inc. included in other long-term assets in the accompanying consolidated balance sheet at September 30, 2000 and September 25, 1999 is $151,000. The balance in the investment in ChefExpress.net, Inc. (an entity whose Chief Executive Officer and President is also a member of the Company's Board of Directors- see note 18) included in other long-term assets in the accompanying consolidated balance sheet at September 30, 2000 is $104,000.

      ADVERTISING COSTS
      The Company expenses the costs of advertising the first time the advertising takes place. At September 30, 2000 and September 25, 1999 prepaid advertising costs of $83,000 and $81,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $4,553,000, $3,499,000, and $2,791,000 for the years ended September 30, 2000, September 25, 1999, and September 26, 1998, respectively.

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

      In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B,which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. Green Mountain Coffee will be required to be in conformity with the provisions of SAB 101 in the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

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

      FINANCIAL INSTRUMENTS
      The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 30, 2000. It was not practicable to estimate the fair value of minority investments representing less than 5% of the preferred stock of two untraded companies. The investment in Keurig, Inc. is carried at its original cost of $151,000 at September 30, 2000 and September 25, 1999, respectively. The investment in ChefExpress.net, Inc. is carried at its original cost of $104,000 at September 30, 2000.

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

      SIGNIFICANT CUSTOMER CREDIT RISK AND SUPPLY RISK
      The extensive network of Exxon Mobil Corporation convenience stores, corporate-owned or managed by independent franchisees, accounted for approximately 17.0%, 18.6%, and 17.7% of net sales from continuing operations in the years ended September 30, 2000, September 25, 1999, and September 26, 1998, respectively. During the same periods, corporate-owned Exxon Mobil convenience stores made up less than 10% of the Company's revenues. Exxon Mobil Corporation is a customer of the wholesale segment (see footnote 17 on Segment Reporting). The majority of the Company's customers are located in the northeastern part of the United States. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. The Company does not require collateral from customers as ongoing credit evaluations of customers' payment history are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

      SEGMENT REPORTING
      In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company's business is comprised of two distinct business segments determined by the distribution channel. The direct mail segment is comprised of all consumer-direct sales and sales to small businesses which are solicited via catalogs and the Company's online store - www.GreenMountainCoffee.com. The wholesale segment is comprised of sales to customers who resell Green Mountain coffee either as coffee beans or brewed coffee by the cup, such as supermarkets, office coffee distributors, convenience stores, restaurants, and others. Wholesale sales are generated through the Company's direct sales force and a limited number of distributors.

      RECLASSIFICATIONS
      Certain reclassifications of prior year balances have been made to conform to the current presentation.


3.     Inventories

      Inventories consist of the following:

                                       September 30, 2000    September 25, 1999
                                       ------------------    ------------------
      Raw materials and supplies...    $        2,557,000    $        2,809,000
      Finished goods...............             2,793,000             2,600,000
                                       ------------------    ------------------
                                       $        5,350,000    $        5,409,000
                                       ==================    ==================



      Inventory values above are presented net of $127,000 and $136,000 of obsolescence reserves at September 30, 2000 and September 25, 1999, respectively.

      As of September 30, 2000, the Company had inventory purchase commitments for green coffee totaling approximately $9.0 million, of which approximately 60% had a fixed price. The value of the variable portion of these commitments was calculated using the March 2001 C price of coffee at September 30, 2000 or $0.8775. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.


4.       Fixed Assets

      Fixed assets consist of the following:

                                                      Useful
                                                      Life in   September 30,   September 25,
                                                       Years        2000            1999
                                                      -------   -------------   -------------

        Leasehold improvements......................   2 - 10   $   2,339,000   $   2,216,000
        Production equipment........................   2 - 10       5,323,000       5,539,000
        Office equipment and software...............   2 - 10       7,050,000       5,581,000
        Equipment on loan to wholesale customers....   3 -  5       5,849,000       4,133,000
        Vehicles....................................   4 -  5         657,000         512,000
        Construction-in-progress....................                  247,000         162,000
                                                                -------------   -------------

          Total fixed assets........................               21,465,000      18,143,000

      Accumulated depreciation......................              (10,191,000)     (7,960,000)
                                                                -------------   -------------
                                                                $  11,274,000   $  10,183,000
                                                                =============   =============

      Total depreciation and amortization expense from continuing operations relating to all fixed assets was $2,968,000, $2,943,000 and $2,754,000 for fiscal 2000, 1999, and 1998, respectively.

      During fiscal 2000, following a thorough review of its production fixed assets, the Company recorded a $135,000 loss on disposal and abandonment of production equipment and software. The original aggregate cost of this equipment was $908,000 and its related accumulated depreciation was $573,000.

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

5.       Income Taxes

      The provision for income taxes from continuing operations for the years ended September 30, 2000, September 25, 1999, and September 26, 1998 consists of the following:


                                         September 30,   September 25,   September 26,
                                             2000            1999            1998
                                         -------------   -------------   -------------

      Current tax expense:
         Federal......................   $   2,029,000   $     862,000               -
         State........................         348,000         186,000    $     17,000
         Benefit of net operating
            loss carryforwards........        (272,000)       (948,000)              -
                                         -------------   -------------   -------------

      Total current...................       2,105,000         100,000          17,000
                                         -------------   -------------   -------------

      Deferred tax expense:
         Federal......................         217,000       1,098,000         187,000
         State........................         291,000         178,000          30,000
                                         -------------   -------------   -------------

      Total deferred..................         508,000       1,276,000         217,000

      Tax asset valuation allowance...        (534,000)              -         (36,000)
                                         -------------   -------------   -------------

      Total tax expense...............   $   2,079,000   $   1,376,000   $     198,000
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

      Deferred tax assets (liabilities), including temporary differences related to discontinued operations (see Note 6), consist of the following:

                                                   September 30,  September 25,
                                                       2000           1999
                                                   -------------  ------------

     Deferred tax assets:
        Net operating loss carryforwards.........              -  $     272,000
        Federal investment tax credits...........              -          3,000
        Vermont state manufacturers investment
           tax credit............................  $   2,440,000      2,627,000
        Section 263A adjustment..................          3,000          4,000
        Other reserves and temporary differences.        277,000        467,000
                                                   -------------  -------------

        Gross deferred tax assets................      2,720,000      3,373,000

        Deferred tax asset valuation allowance...     (1,821,000)    (2,355,000)

     Deferred tax liability:
     Depreciation...............................        (140,000)      (239,000)
                                                    -------------  -------------

        Net deferred tax assets..................  $     759,000  $     779,000
                                                    =============  =============

      In November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993 and June 30, 1996, which will expire in 2004. During fiscal 2000, the Company utilized $185,000 of this credit. The resulting deferred tax asset, which is substantially offset by a valuation allowance, is reflected in the above table net of the federal tax effect.

      During fiscal 2000, the deferred tax asset valuation allowance was reduced by $534,000, based primarily upon estimates of future taxable income and that portion which is expected to be allocable to Vermont on which the credit could be applied. Although realization is not assured, management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence as prescribed in SFAS 109, of the amount which is more likely than not to be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased. Also, if certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of loss carryforwards which could be utilized, and restrictions on the utilization of investment tax credit carryforwards.

      A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

                                               September 30,   September 25,   September 26,
                                                   2000            1999            1998
                                               -------------    ------------   -------------

      Tax at U.S. Federal Statutory rate....   $   2,120,000   $   1,231,000   $     183,000
      Increase (decrease) in rates
      resulting from:
            Other nondeductible items.......          42,000          28,000          22,000
            State taxes, net of federa
                benefit.....................         447,000         217,000          42,000
            Deferred tax asset valuation
                allowance and other.........        (530,000)       (100,000)        (49,000)
                                               -------------   -------------   -------------

      Tax at effective rates................   $   2,079,000   $   1,376,000   $     198,000
                                               =============   =============    ============


6.   Discontinued Operations

     During the third fiscal quarter of 1998, the Company announced that it was discontinuing its company-owned retail store operations and estimated its loss on disposal at $1,259,000 (net of a tax benefit of $834,000). The pre-tax loss on disposal of $2,093,000 in 1998 consisted of an estimated loss on disposal of the business of $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal included provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits. During the second quarter of fiscal 1999, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs. During the fourth quarter of fiscal 2000, the Company further revised its estimated pre-tax loss on disposal and reversed $100,000 ($60,000 net of tax) of the original estimate, due to lower lease termination costs.

     The assets and liabilities of the discontinued retail operations at September 30, 2000 and September 25, 1999 are reflected as a net current liability in the accompanying consolidated balance sheet. The net liabilities of the discontinued operations in the September 30, 2000 and September 25, 1999 consolidated balance sheet are summarized as follows:

                                             September 30,    September 25,
                                                 2000             1999
                                             -------------    -------------

Fixed assets, net.........................   $      36,000    $      46,000
Deferred tax assets, net..................          80,000          128,000
Estimated accrued losses and other costs
 on disposal of discontinued operations...        (235,000)        (366,000)
                                             -------------    -------------
Net accrued losses and other costs of
 discontinued operations..................   $    (119,000)   $    (192,000)
                                             =============    =============


7.       Credit Facility

     The Company maintains a credit facility (the "Credit Facility") with Fleet Bank -NH ("Fleet"). Borrowings are collateralized by substantially all of the Company's assets. During fiscal 1999, the Credit Facility provided for a $9,000,000 revolving line of credit maturing March 31, 2001 as well as term debt with a limit of $4,500,000 maturing March 31, 2003. On April 7, 2000, the Company consolidated its credit facilities with Fleet. The amended debt agreement provides for a revolving line of credit of $15,000,000, which matures on March 31, 2003 and is not subject to a borrowing base formula. The purpose of the new facility is to fund the Company's ordinary working capital requirements, planned repurchases of shares of stock and other general corporate purposes. The Fleet term debt facility was extinguished on April 7, 2000 using new borrowings under the line of credit. The terms of the Credit Facility also provide for the maintenance of specified financial ratios and restrict certain transactions without prior bank approval. The Company was in compliance with these covenants at September 30, 2000.

     The principal amounts outstanding on the revolving line of credit at September 30, 2000 and September 25, 1999 were $8,500,000 and 3,056,000, respectively. The outstanding balance on the term debt at September 25, 1999 was $2,500,000.

     The interest paid on the credit facility varies with the prime, LIBOR and Bankers Acceptance rates, plus a margin based on a performance price structure. Interest rates on September 30, 2000 for each portion of the line of credit were as follows: 6.56% plus 135 basis points on $2,200,000; 6.57% plus 110 basis points on $2,500,000; 6.56% plus 110 basis points on $2,000,000; 6.53% plus 135 basis points on $1,000,000; 6.62% plus 150 basis points on $400,000; and the prime rate or 9.5% on $400,000.

     Interest on the Bankers Acceptance loans is paid in advance and amortized over the duration of the loans. Interest on LIBOR loans and the variable portion of the Credit Facility accrues daily and is paid monthly, in arrears.

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

     On May 29, 1998, the Company entered into a standard International Swap Dealers Association Inc. interest rate swap agreement with Fleet National Bank to manage the interest rate risk associated with its Credit Facility. The swap agreement had a notional amount of $6,000,000 and maturity of May 2001. The effect of the swap agreement was to limit the interest rate exposure to a fixed rate of 5.84% (versus the 30-day LIBOR rate). Under the agreement, interest expense was calculated on a monthly basis. If interest expense as calculated was greater based on the 30-day LIBOR rate, Fleet National Bank paid the difference to the Company; if interest expense as calculated was greater based on the fixed rate, the Company paid the difference to Fleet National Bank. For the year ended September 25, 1999, the Company paid $43,000 in additional interest expense pursuant to the swap agreement. The fair value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date. At September 25, 1999, the Company estimated that it would have paid $14,000 to terminate the agreement. During the first quarter of fiscal 2000, the Company received $34,000 from Fleet National Bank for the termination of its interest rate swap agreement with a $6,000,000 nominal amount. This payment was netted against interest expense for the fiscal quarter. Due to the termination of this agreement, at September 30, 2000, the Company had $8,500,000 of debt subject to variable interest rates as described above.


8.       Long-term Debt

                                              September 30,   September 25,
                                                  2000            1999
                                              -------------   -------------

     Fleet line of credit (Note 7).........   $   8,500,000   $   3,056,000
     Fleet term debt (Note 7)..............               -       2,500,000
     Facility and equipment term loans.....           8,000         101,000
     Central Vermont Economic Development
        Coporation Debenture...............         307,000         382,000
     Vermont Economic Development Authority
        Promissory Note....................               -          42,000
     Service vehicle installment loans.....         103,000          10,000
                                              -------------   -------------
                                                  8,918,000       6,091,000
     Less current portion..................         135,000       1,127,000
                                              -------------   -------------
                                              $   8,783,000   $   4,964,000
                                              =============   =============

      FACILITY AND EQUIPMENT TERM LOANS
      This loan is expiring on October 15, 2000 and bears an interest rate equal to the lesser of 25 basis points above Fleet's variable base rate or 275 basis points above the LIBOR rate for maturities of up to one year. At September 30, 2000, this loan had an outstanding balance of $8,000 and bore interest at 9.37%.

      CENTRAL VERMONT ECONOMIC DEVELOPMENT CORPORATION DEBENTURE
      The debenture from the Central Vermont Economic Development Corporation (CVEDC) is guaranteed by the U.S. Small Business Administration. The debenture matures on January 1, 2004 and requires equal monthly principal and interest payments of approximately $8,500 and carries a fixed interest rate of 5.812%. The debenture is secured by a secondary security interest in the related fixed assets and is guaranteed by the majority stockholder of the Company. Additional guarantees will be required of any stockholder obtaining more than 20% ownership of the Company.

      SERVICE VEHICLE INSTALLMENT LOANS
      The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. At September 30, 2000, the notes bear interest at a rate of varying from 2.9% to 3.9% and require monthly installments of principal and interest totaling approximately $3,700. Maturities vary from January to March 2003.

      MATURITIES
      Maturities of long-term debt for years subsequent to September 30, 2000 are as follows:
                   Fiscal Year
                   -----------
                      2001......................   $     135,000
                      2002......................         133,000
                      2003......................       8,616,000
                      2004......................          34,000
                      2005......................               -
                                                   -------------
                                                   $   8,918,000
                                                   =============


9.       Dutch Auction Self-Tender Offer and Open-Market Stock Repurchases

     On April 17, 2000, the Company commenced a Dutch Auction self-tender offer for up to 300,000 shares of the Company's Common Stock at a price range of $14.50 to $16 per share. Effective May 22, 2000, the Company accepted for purchase all 278,658 shares tendered at a purchase price of $16 per share. The costs associated with this transaction totaled $64,000.

     In fiscal 2000, the Company also repurchased 189,486 shares of its common stock in open-market transactions at a cost of $1,852,000, or an average of $9.77 per share. In fiscal 1999, the Company repurchased 93,259 shares for $617,000, or an average of $6.62 per share.

     The stock repurchases were made because the Company deemed its stock undervalued by the market at the time.

10.      Hedging

      The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans. At September 30, 2000, the Company held call options covering an aggregate of 562,500 pounds of green coffee beans which are exercisable in fiscal 2001 at prices ranging from $1.20 to $1.50 per pound. In addition, the Company held a short position on put options covering 187,500 pounds of green coffee beans which are exercisable in fiscal 2001 at a price of $1.00 per pound. At September 25, 1999, the Company held call options covering an aggregate of 863,000 pounds of green coffee beans which were exercisable in fiscal 2000 at prices ranging from $1.80 to $2.00 per pound. The fair market value of these options was approximately $(33,000) at September 30, 2000. The fair market value of the options outstanding at September 25, 1999 was not material. Additionally, the Company had futures contracts outstanding of approximately $743,000 at September 30, 2000. The fair market value of these futures at September 30, 2000 was $706,000. The fair market value for the futures and options was obtained from a major financial institution based on the market value of those financial instruments at September 30, 2000 and September 25, 1999. At September 30, 2000 and September 25, 1999, $70,000 and $48,000, respectively, of deferred hedging losses were included in the value of the inventory in the accompanying consolidated balance sheet.

11.      Employee Compensation Plans

      STOCK OPTION PLANS
      Prior to the establishment on September 21, 1993 of the Company's first employee stock option plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. These options had a maximum life of 10 years and vested immediately. On December 21, 1999, all options outstanding under these individual agreements were amended to extend the expiration date of these options from April 15, 2003 to April 15, 2008. At the time of this amendment, the exercise price of the options exceeded the fair market value of the stock, and as such, no compensation expense was recognized. At September 30, 2000, 140,444 options were outstanding under these individual agreements.

      The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 75,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996, the total number of shares of authorized common stock to be made available under the 1993 Plan was increased to 275,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 30, 2000 and September 25, 1999, options for 41,768 shares and 43,611 shares of common stock were available for grant under the plan, respectively.

      On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 250,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 30, 2000 and September 25, 1999, options for 7,621 shares and 57,321 shares of common stock were available for grant under the plan, respectively.

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



      Option activity is summarized as follows:

                                                                                 Weighted-
                                                                                  average
                                            Number of                             Exercise
                                             Shares        Option Price            Price
                                            ---------   ------------------       ---------


     Outstanding at September 27, 1997...     258,240   $   6.00  -  9.625       $    7.73
        Granted..........................     100,834       6.375 -  10.00            9.00
        Exercised........................           -                    -               -
        Canceled.........................      (9,261)       6.25 -   8.50            7.60
                                            ---------   ------------------       ---------

     Outstanding at September 26, 1998...     349,813        6.00 -  10.00            8.10
        Granted..........................     290,212       4.375 -  7.625            5.95
        Exercised........................     (32,300)      6.00  -   7.00            6.30
        Canceled.........................     (74,513)      4.375 -  10.00            7.14
                                            ---------   ------------------       ---------

     Outstanding at September 25, 1999...     533,212       4.375 -  10.00            7.18
        Granted..........................      61,300        7.00 - 17.938            9.88
        Exercised........................     (23,292)      4.375 -   8.50            7.25
        Canceled.........................      (9,757)      4.375 -  12.75            6.28
                                            ---------   ------------------       ---------
     Outstanding at September 30, 2000...     561,463   $   4.375 - 17.938       $    7.48
                                            ========

     Exercisable at September 30, 2000...     299,310   $   4.375 -  10.00       $    7.76
                                            =========



                                 Options outstanding     Options exercisable
                                ---------------------  ------------------------
                                 Weighted
                                  average
                    Number       remaining   Weighted      Number      Weighted
                outstanding at  contractual  average   exercisable at  average
   Range of      September 30,     life      exercise  September 30,   exercise
exercise price      2000        (in years)    price        2000         price
--------------  --------------  -----------  --------  --------------  --------
$  4.38 - 6.00         163,660       8       $   5.26          47,510  $   5.41
   6.25 - 7.00          64,005       8           6.82          21,703      6.65
   7.44 - 7.63          80,000       9           7.61          26,250      7.62
   8.02                140,444       8           8.02         140,444      8.02
   8.13 - 8.50          28,754       5           8.44          25,570      8.48
  9.13 - 10.00          65,600       7           9.84          37,833      9.96
 10.25 - 13.31           9,000      10          12.51               -         -
 15.69 - 17.94          10,000      10          16.81               -         -
                --------------                         --------------
                       561,463                                299,310
                ==============                         ==============


      EMPLOYEE STOCK PURCHASE PLAN
      On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 150,000 shares of common stock have been reserved for issuance under the plan. There are two six-month withholding periods in each fiscal year.

      The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for two grants to outside consultants in fiscal 1999 and fiscal 2000, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended September 30, 2000, September 25, 1999, and September 26, 1998 would have decreased to the pro forma amounts indicated below:


                                    Fiscal 2000    Fiscal 1999    Fiscal 1998

Net income (loss):
                     As reported   $      4,213    $     2,433   $     (1,216)
                     Pro forma            3,812          2,160         (1,336)
Diluted net income
 (loss) per share:
                     As reported           1.21           0.69          (0.34)
                     Pro forma             1.09           0.61          (0.38)


      The fair value of each stock option under the 1993 and 1999 Plans are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of 6 years, 7 years, and 7 years in fiscal 2000, 1999, and 1998, respectively; an average volatility of 59%, 70%, and 64% for fiscal 2000, 1999, and 1998 respectively; no dividend yield; and a risk-free interest rate of 6.32%, 6.35%, and 4.56% for fiscal 2000, 1999, and 1998 grants, respectively. The weighted-average fair values of options granted during 2000, 1999, and 1998 are $6.05, $4.57, and $5.97, respectively.

      The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 2000, 1999, and 1998: an expected life of six months, six months and one year respectively; expected volatility of 59%, 70%, and 64% respectively; and a risk-free interest rate of 6.04%, 5.33%; and 4.59%, respectively. The weighted average fair value of those purchase rights granted in fiscal 2000, fiscal 1999, and fiscal 1998 was $3.71, $2.31, and $1.98 respectively.


12.      Defined Contribution Plan

     The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company with one year or more of service who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $276,000, $204,000, and $160,000 for the years ended September 30, 2000, September 25, 1999, and September 26, 1998, respectively.


13.      Employee Stock Ownership Plan


     On September 14, 2000, the Board of Directors of the Company adopted a resolution establishing the Green Mountain Coffee Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. All employees of the Company with one year or more of service who are at least twenty-one years of age are eligible to participate in the Plan, in accordance with the terms of the Plan. The Company may, at its discretion, contribute shares of Company stock or cash that is used to purchase shares of Company stock. Company contributions are credited to eligible participants' accounts pro-rata based on their compensation. Plan participants become vested in their Plan benefits ratably over five years from the date of hire of the employee. The Company made a contribution of $200,000 to the ESOP for the fiscal year ended on September 30, 2000. No shares had been purchased by the Plan at September 30, 2000.


14.      Loans to Officers

     During fiscal 2000 and fiscal 1999, certain executive officers delivered promissory notes to the Company in the principal amount of $430,000 and $650,000, respectively. Interest accrued on the unpaid principal at the prime rate as reported in the Wall Street Journal and was payable upon the maturity of the note. During fiscal 2000, the prime rate ranged from 8.25% to 9.50%. During fiscal 1999, the prime rate ranged from 7.75% to 8.50%. The balance on loans to officers at September 25, 1999 was $250,000. All principal and accrued interest amounts were paid to the Company and there was no balance outstanding on September 30, 2000.

15.      Commitments, Lease Contingencies and Contingent Liabilities

      LEASES
      The Company leases office and retail space, production, distribution and service facilities and certain equipment under various non-cancelable operating leases, with terms ranging from one to ten years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $1,616,000, $1,628,000, and $1,599,000 in fiscal
      2000, 1999, and 1998, respectively (net of sublease income of $137,000, $196,000, and $67,000 in fiscal 2000, 1999, and 1998, respectively).

      Minimum future lease payments (net of committed sublease agreements of $135,000 for fiscal 2001, $80,000 for fiscal 2002, $53,000 for fiscal
      2003,  $54,000  for fiscal  2004,  $55,000  for fiscal  2005 and  $119,000 thereafter) under non-cancelable operating leases for years subsequent to September 30, 2000 are as follows:

      Fiscal Year                             Operating Leases
      -----------                             ----------------
          2001............................    $      1,425,000
          2002............................             932,000
          2003............................             696,000
          2004............................             571,000
          2005............................             514,000
          Thereafter......................             778,000
                                              ----------------
      Total minimum lease payments........    $      4,916,000
                                              ================

      In addition to the minimum operating future lease payments in the table above, on November 3, 2000, the Company entered into a ten-year lease commitment for 10,000 square feet of warehouse space with total minimum annual lease payments of $70,000.


16.      Earnings per share

     The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):


                                                                 Year ended
                                                ---------------------------------------------
                                                September 30,   September 25,   September 26,
                                                    2000            1999            1998
                                                -------------   -------------   -------------
     Numerator - basic and diluted
     earnings per share:
     Net income from continuing
     operations..............................   $       4,153   $       2,247   $         340
                                                =============   =============   =============
     Denominator:
     Basic earnings per share - weighted
     average share outstanding...............       3,293,422       3,503,412       3,530,657
     Effect of dilutive securities - stock
     options.................................         196,200          43,743           8,574
                                                -------------   -------------   -------------
     Diluted earnings per share - weighted
     average shares outstanding..............       3,489,622       3,547,155       3,539,231
                                                =============   =============   =============

     Basic earnings per share................   $        1.26   $        0.64   $        0.10
     Diluted earnings per share..............   $        1.19   $        0.64   $        0.10


     For the fiscal years ended September 30, 2000, September 25, 1999, and September 26, 1998 anti-dilutive options of 5,000, 345,967, and 341,239 respectively, have been excluded from the calculation of EPS because the options' exercise price was greater than the market price of the common shares.

17.      Segment Reporting

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

     The table below discloses segment net sales and pre-tax income from continuing operations for fiscal 2000, 1999, and 1998 (in thousands):

                                    2000            1999            1998
                                ------------    ------------    ------------
                                   Net sales from continuing operations
     Reportable segments:
     Wholesale..............    $     79,855    $     61,418    $     52,710
     Direct mail............           4,146           3,463           3,115
                                ------------    ------------    ------------
     Total net sales........    $     84,001    $     64,881    $     55,825
                                ============    ============    ============

                                 Pre-tax income from continuing operations
     Reportable segments:
     Wholesale..............    $      6,316    $      4,084    $      1,255
     Direct mail............             451             265              38
                                ------------    ------------    ------------
     Operating income.......           6,767           4,349           1,293

     Reconciling items:
     Other income...........              48              10              66
     Interest expense.......            (583)           (736)           (821)
                                ------------    ------------    ------------
     Pre-tax income.........    $      6,232    $      3,623    $        538
                                ============    ============    ============

         International sales make up less than one percent of wholesale sales in all periods presented.

18.      ChefExpress.net, Inc. Promissory Note

         On March 21, 2000, ChefExpress.net, Inc. delivered a promissory note to the Company in the principal amount of $100,000 bearing an annual interest rate of 8%. In the fourth quarter of fiscal 2000, The Company converted this loan into an equity investment. In addition to a minority ownership interest, the investment in the ChefExpress.net venture represents an opportunity for the Company to be prominently featured in an e-procurement website that targets to chefs in restaurants and the high-end sector of the food service channel. A board member of Green Mountain Coffee is the Chief Executive Officer and President of ChefExpress.net.

19.      Subsequent  Event - Stock Split (Unaudited)

         On December 4, 2000, the Company announced that its Board of Directors had approved a two-for-one Common Stock split effected in the form of a 100% Common Stock dividend. The record date of the dividend is December 28, 2000, and the payment date is January 11, 2001. The par value of the Common Stock remains unchanged at $0.10 per share. The tables below display the effect of the two-for-one stock split on a proforma basis on the Company's stockholders' equity as of September 30, 2000 as well as on earnings per share (dollars in thousands):


                                              September 30,      Proforma
                                                  2000          (unaudited)
                                              -------------     -----------
Common Stock, $0.10 par value: authorized -
10,000,000 shares, issued 3,671,005 at
September 30, 2000, proforma 7,342,010.....   $         367     $       734
Additional paid-in capital.................          13,901          13,534
Retained earnings..........................           2,778           2,778
Treasury stock.............................          (7,029)         (7,029)
                                              -------------     -----------
Total stockholders' equity.................   $      10,017     $    10,017
                                              =============     ===========




                                        Fiscal 2000   Fiscal 1999   Fiscal 1998
                                        -----------   -----------   -----------

Basic net income (loss) per share
As reported..........................   $      1.28   $      0.69   $     (0.34)
Proforma (unaudited).................   $      0.64   $      0.35   $     (0.17)

Diluted net income (loss) per share
As reported..........................   $      1.21   $      0.69   $     (0.34)
Proforma (unaudited).................   $      0.60   $      0.34   $     (0.17)

20.       Unaudited Quarterly Financial Data

         The following table presents the quarterly information for fiscal 2000 and fiscal 1999 (dollars in thousands, except per share data). All quarters presented are made of 12 weeks except for the first fiscal quarters of fiscal 2000 and fiscal 1999 which comprise 16 weeks each, and the fourth fiscal quarter of fiscal 2000 which includes 13 weeks.


                                                     Fiscal quarters ended
                                       ------------------------------------------------
                                       January 15,   April 8,     July 1,   September 30,
         Fiscal 2000                      2000         2000      2000         2000
         -----------                   -----------   ---------   ---------  -------------
Net sales...........................   $    24,742   $  18,259   $  19,668  $      21,332
Gross profit........................   $    10,046   $   7,269   $   7,759  $       8,462
Income from continuing operations...   $     1,300   $     615   $     802  $       1,436
Net income..........................   $     1,300   $     615   $     802  $       1,496
Earnings per share
     Basic..........................   $      0.38   $    0.18   $    0.25  $        0.49
     Diluted........................   $      0.37   $    0.17   $    0.23  $        0.45


                                       January 16,   April 10,    July 3,   September 25,
         Fiscal 1999                      1999         1999        1999         1999
         -----------                   -----------   ---------   ---------  -------------

Net sales...........................   $    20,068   $  14,452   $  14,973  $      15,388
Gross profit........................   $     7,528   $   5,560   $   6,152  $       6,380
Income from continuing operations...   $       541   $     358   $     515  $         833
Net income..........................   $       541   $     544   $     515  $         833
Earnings per share
     Basic..........................   $      0.15   $    0.16   $    0.15  $        0.24
     Diluted........................   $      0.15   $    0.15   $    0.14  $        0.23

                                       Report of Independent Accountants on
                                           Financial Statement Schedules



  To the Board of Directors of Green Mountain Coffee, Inc.:



  Our audits of the consolidated financial statements referred to in our report dated November 10, 2000 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  /s/ PricewaterhouseCoopers LLP
  Boston, Massachusetts
  November 10, 2000

                 Schedule II - Valuation and Qualifying Accounts
                           for the fiscal years ended
         September 30, 2000, September 25, 1999, and September 26, 1998


                                                                     Additions
                                                            ----------------------------
                                              Balance at    Charged to
                                             Beginning of   Costs and       Charged to                   Balance at
Description                                     Period       Expenses     Other Accounts   Deductions   End of Period
-----------                                  ------------   ----------    --------------   ----------   -------------

Allowance for doubtful accounts:
   Fiscal 2000............................   $    190,000   $  361,000          -          $  231,000   $     320,000
   Fiscal 1999............................   $    378,000   $  241,000          -          $  429,000   $     190,000
   Fiscal 1998............................   $    116,000   $  577,000          -          $  315,000   $     378,000

Obsolete inventory valuation allowance:
   Fiscal 2000............................   $    136,000   $   77,000          -          $   86,000   $     127,000
   Fiscal 1999............................   $     75,000   $  151,000          -          $   90,000   $     136,000
   Fiscal 1998............................   $     10,000   $  101,000          -          $   36,000   $      75,000

Deferred tax asset valuation allowance:
   Fiscal 2000............................   $  2,355,000         -             -          $  534,000   $   1,821,000
   Fiscal 1999............................   $  2,355,000         -             -                   -   $   2,355,000
   Fiscal 1998............................   $  2,391,000         -             -          $   36,000   $   2,355,000