Form 10-Q
period 2001-01-20
GREEN MOUNTAIN COFFEE INC
filed 2001-03-06
CIK 909954

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the sixteen weeks ended January 20, 2001

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

     As of February 27, 2001, 6,345,449 shares of common stock of the registrant were outstanding.

                          Part I. Financial Information
                          Item 1. Financial Statements

                           GREEN MOUNTAIN COFFEE, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                       January 20,   September 30,
                                                                          2001           2000
                                                                       -----------   -------------
                                                                       (unaudited)
         Assets
Current assets:
   Cash and cash equivalents........................................   $       383   $         559
   Receivables, less allowances of $325 at January 20, 2001
   and $320 at September 30, 2000...................................         9,506           8,454
   Inventories......................................................         5,168           5,350
   Other current assets.............................................           786             510
   Deferred income taxes, net.......................................           267             182
                                                                       -----------   -------------

         Total current assets.......................................        16,110          15,055

Fixed assets, net...................................................        11,585          11,274
Other long-term assets..............................................           345             348
Deferred income taxes, net..........................................           350             497
                                                                       -----------   -------------

Total assets........................................................   $    28,390   $      27,174
                                                                       ===========   =============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt................................   $       129   $         135
   Accounts payable.................................................         5,552           6,125
   Accrued compensation costs.......................................         1,305           1,381
   Accrued expenses.................................................           535             614
   Accrued losses and other costs of discontinued operations, net...           119             119
                                                                       -----------   -------------

        Total current liabilities...................................         7,640           8,374
                                                                       -----------   -------------

Long-term debt......................................................           243             283
                                                                       -----------   -------------

Long-term line of credit............................................        7,705            8,500
                                                                       -----------   -------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $0.10 par value:
   Authorized - 10,000,000 shares;  Issued - 7,476,405
   and 7,342,010 shares at January 20, 2001 and
   September 30, 2000, respectively.................................           747             734
   Additional paid-in capital.......................................        14,573          13,534
   Retained earnings................................................         4,598           2,778
   Other comprehensive loss, net of tax.............................           (87)              -
   Treasury shares, at cost - 1,137,506 shares at
   January 20, 2001 and September 30, 2000..........................        (7,029)         (7,029)
                                                                       -----------   -------------

   Total stockholders' equity.......................................        12,802          10,017
                                                                       -----------   -------------

         Total liabilities and stockholders' equity.................   $    28,390   $      27,174
                                                                       ===========   =============

[FN]
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)

                                                        Sixteen weeks ended
                                                   -----------------------------
                                                    January 20,     January 15,
                                                       2001            2000
                                                   -------------   -------------
                                                            (unaudited)

Net sales.......................................   $      30,905   $      24,742

Cost of sales...................................          18,385          14,696
                                                   -------------   -------------

    Gross profit................................          12,520          10,046

Selling and operating expenses..................           7,395           6,049
General and administrative expenses.............           1,887           1,684
                                                   -------------   -------------

    Operating income............................           3,238           2,313

Other income (expense)..........................              13              (4)
Interest expense................................            (198)           (141)
                                                   -------------   -------------

    Income before income taxes..................           3,053           2,168

Income tax expense..............................          (1,233)           (868)
                                                   -------------   -------------

    Net income..................................   $       1,820   $       1,300
                                                   =============   =============

    Basic income per share:
   Weighted average shares outstanding..........       6,263,522       6,928,210
   Net income...................................   $        0.29   $        0.19

   Diluted income per share:
   Weighted average shares outstanding..........       7,104,337       7,085,336
   Net income...................................   $        0.26   $        0.18



                           GREEN MOUNTAIN COFFEE, INC.
            Condensed Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                        Sixteen weeks ended
                                                   -----------------------------
                                                    January 20,     January 15,
                                                       2001            2000
                                                   -------------   -------------
                                                            (unaudited)

Net income......................................   $       1,820   $       1,300

Other comprehensive income, net of tax:
 Deferred losses on derivatives
 designated as cash flow hedges.................             (87)              -
                                                   -------------   -------------
Other comprehensive loss........................             (87)              -
                                                   -------------   -------------

Comprehensive income............................   $       1,733   $       1,300
                                                   =============   =============


[FN]
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           GREEN MOUNTAIN COFFEE, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                       Sixteen weeks ended
                                                                    -------------------------
                                                                    January 20,   January 15,
                                                                        2001          2000
                                                                    -----------   -----------
                                                                           (unaudited)
Cash flows from operating activities:
   Net income....................................................   $     1,820   $     1,300
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization..............................         1,060           926
      (Gain) loss on disposal of fixed assets....................           (12)           70
      Provision for doubtful accounts............................           255            68
      Deferred income taxes......................................            62           213
      Tax benefit from exercise of non-qualified stock options...           548             -
      Changes in assets and liabilities:
         Receivables.............................................        (1,307)         (775)
         Inventories.............................................           182           335
         Other current assets....................................          (363)          373
         Other long-term assets, net.............................             3            14
         Accounts payable........................................          (573)          (33)
         Accrued compensation costs..............................           (76)          126
         Accrued expenses........................................           (79)          771
                                                                    -----------   -----------

         Net cash provided by continuing operations..............         1,520         3,388
         Net cash used for discontinued operations...............             -           (14)
                                                                    -----------   -----------

         Net cash provided by operating activities...............         1,520         3,374
                                                                    -----------   -----------
Cash flows from investing activities:
   Expenditures for fixed assets.................................        (1,414)       (1,170)
   Proceeds from disposals of fixed assets.......................            55            25
                                                                    -----------   -----------

         Net cash used for investing activities..................        (1,359)       (1,145)
                                                                    -----------   -----------

Cash flows from financing activities:
   Issuance of new debt..........................................             -            43
   Stock option exercises .......................................           504             1
   Purchase of treasury shares...................................             -        (1,026)
   Repayment of long-term debt...................................           (46)         (303)
   Net change in revolving line of credit........................          (795)         (276)
                                                                    -----------   -----------

         Net cash used for financing activities..................          (337)       (1,561)
                                                                    -----------   -----------

Net (decrease) increase in cash and cash equivalents.............          (176)          668
Cash and cash equivalents at beginning of period.................           559           415
                                                                    -----------   -----------

Cash and cash equivalents at end of period.......................   $       383   $     1,083
                                                                    ===========   ===========

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

         In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the sixteen-week period ended January 20, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the fiscal year ended September 30, 2000.

         Certain reclassifications of prior year balances have been made to conform to the current presentation.


2.       Inventories

         Inventories consisted of the following:

                                           January 20, 2001   September 30, 2000
                                           ----------------   ------------------

         Raw materials and supplies...     $      2,374,000   $        2,557,000
         Finished goods...............            2,794,000            2,793,000
                                           ----------------   ------------------

                                           $      5,168,000   $        5,350,000
                                           ================   ==================



         Inventory values above are presented net of $144,000 and $127,000 of obsolescence reserves at January 20, 2001 and September 30, 2000, respectively.


3.       Earnings Per Share

         The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

                                                                         Sixteen weeks ended
                                                                      -------------------------
                                                                      January 20,   January 15,
                                                                          2001          2000
                                                                      -----------   -----------
Numerator - basic and diluted earnings per share :
Net income.........................................................   $     1,820   $     1,300
                                                                      ===========   ===========
Denominator:
Basic earnings per share - weighted average shares outstanding.....     6,263,522     6,928,210
Effect of dilutive securities - employee stock options.............       840,815       157,126
                                                                      -----------   -----------
Diluted earnings per share - weighted average shares outstanding...     7,104,337     7,085,336
                                                                      ===========   ===========

Basic earnings per share...........................................   $      0.29   $      0.19
Diluted earnings per share.........................................   $      0.26   $      0.18


         For the sixteen weeks ended January 20, 2001, options to purchase 5,500 shares of common stock at exercise prices ranging from $20.281 to $20.938 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the shares of common stock.

         For the sixteen weeks ended January 15, 2000, options to purchase 185,552 shares of common stock at exercise prices ranging from $4.25 to $5.00 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the shares of common stock.


4.       Segment Reporting

         In prior fiscal years, the Company reported two distincts segments determined by distribution channel: a direct mail segment and a wholesale segment. Both segments of the Company sold similar products, although the entire Company product range was not fully available to both segments. In fiscal 2000, direct mail sales accounted for $4,146,000 or 4.9% of total Company sales and this segment had been shrinking as a percent of total sales for the past three fiscal years. In addition, on October 1, 2000, in an effort to manage sales to small businesses more effectively, the Company transferred its "business to business" operations from direct mail to its wholesale sales organization, thereby further decreasing the size of the direct mail segment. Consequently, the Company is reporting a single segment in fiscal 2001.


5.       Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement requires the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

         The Company adopted SFAS 133/SFAS 137 on October 1, 2000, the first day of its fiscal 2001 year. The Company regularily enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. In addition to futures contracts, the Company occasionally purchases coffee options as a way to delay the impact on green coffee costs of a frost in Brazil, which can lead to significant price increases in all green coffee markets. Such options are not designated as hedges and are adjusted to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in income. At January 20, 2001, the Company held outstanding futures contracts with a fair market value of $(67,000). No options were outstanding at January 20, 2001. At September 30, 2000, the Company held options and futures contracts with a total fair market value of $(70,000).

         At January 20, 2001, deferred losses on futures contracts designated as cash flow hedges amounted to $147,000 ($87,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses. These futures contracts are hedging coffee purchases forecasted to take place in the next six months and related gain and losses will be reflected in cost of sales in the second, third and fourth fiscal quarters of 2001, when the related finished goods inventory is sold.

         In the first quarter of fiscal 2001, total losses on options and futures included in cost of sales amounted to $87,000.


6.       Stock Split

         On December 4, 2000, the Company announced that its Board of Directors had approved a two-for-one common stock split effected in the form of a 100% common stock dividend. The record date of the dividend was December 28, 2000, and the payment date was January 11, 2001. The par value of the common stock remained unchanged at $0.10 per share. All prior year share and per share data presented in this report were restated to reflect this stock split.


7.       Revenue Recognition

         Revenue from wholesale and direct mail sales is recognized upon product shipment.

         In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B,which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999, which is the fourth quarter of the current fiscal year for the Company. The Company is still evaluating the effect of the adoption of SAB 101 on the Company's financial position and results of operations.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Overview
         --------

         Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") sells coffee to retailers, food service concerns including supermarkets, restaurants, convenience stores, specialty food stores, hotels, universities and business offices, as well as individuals.

         Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of the Company's rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales of the Company's wholesale or consumer direct channels, including media and advertising expenses, a portion of the Company's rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the Company's rental expense and the salaries and related expenses of personnel not elsewhere categorized.

         The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year. Fiscal 2000, which began on September 26, 1999 and ended on September 30, 2000, consisted of 53 weeks with the thirteenth fiscal period having 5 weeks, instead of the usual 52 weeks.


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

         Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "will", "feels", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of green coffee, the impact of the loss of a major customer, delays in the timing of adding new locations with existing customers, the Company's level of success in continuing to attract new customers, economic conditions, prevailing interest rates, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, the impact of a tighter job market, weather and special or unusual events, as well as other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.


Results of Operations
---------------------
                                                    Sixteen weeks ended
                                                 -------------------------
                                                 January 20,   January 15,
                                                    2001          2000
                                                 -----------   -----------

        Net sales.............................       100.0 %       100.0 %
        Cost of sales.........................        59.5 %        59.4 %
                                                 -----------   -----------

             Gross profit.....................        40.5 %        40.6 %

        Selling and operating expenses........        23.9 %        24.4 %
        General and administrative expenses...         6.1 %         6.8 %
                                                 -----------   -----------

             Operating income.................        10.5 %         9.4 %

        Other income..........................         0.0 %         0.0 %
        Interest expense......................        (0.6)%        (0.6)%
                                                 -----------   -----------

             Income before income taxes.......         9.9 %         8.8 %

        Income tax expense....................        (4.0)%        (3.5)%
                                                 -----------   -----------

             Net income.......................         5.9 %         5.3 %
                                                 ===========   ===========

Total Company  Coffee Pounds Sold by Sales Channel
(as a percent of total coffee pounds sold)
------------------------------------------


                            Q1 16 wks.    Q1 16 wks.       Q1           Q1
                              ended         ended        Y/Y lb.     % Y/Y lb.
        Channel              1/20/01       1/15/00      Increase     Increase
------------------------    ----------    ----------    ---------    ---------

Supermarkets............         25.3%         24.9%      149,000        18.4%

Convenience Stores......         26.6%         26.8%      138,000        15.9%

Other Retail............          2.3%          2.6%        3,000         3.6%

Restaurants.............          9.8%         11.5%      (2,000)        -0.5%

Office Coffee Service
Distributors............         24.7%         21.2%      247,000        36.0%

Other Food Service......          8.5%          9.8%        4,000         1.3%

Consumer Direct.........          2.8%          3.2%        3,000          2.9%

------------------------    ----------    ----------    ---------    ---------
Totals                       3,784,000     3,242,000      542,000        16.7%
------------------------    ----------    ----------    ---------    ---------

         Note 1: The Direct Mail sales channel has been renamed the Consumer Direct channel effective October 1, 2000.

         Note 2: Certain prior year customer channel classifications were reclassified to conform to current year classifications.


Wholesale  Coffee  Pounds Sold by  Geographic  Region
(as a percentage  of total wholesale coffee pounds sold)
--------------------------------------------------------

                            Q1 16 wks.    Q1 16 wks.       Q1           Q1
                              ended         ended        Y/Y lb.     % Y/Y lb.
        Channel              1/20/01       1/15/00      Increase     Increase
------------------------    ----------    ----------    ---------    ---------

Northern New England
(ME, NH & VT)...........         32.1%         34.7%       90,000        8.3%

Southern New England
(MA, CT & RI)...........         25.2%         24.3%      164,000       21.5%

Mid-Atlantic
(NY, NJ & PA)...........         22.3%         21.1%      159,000       24.1%

South Atlantic..........          7.4%          5.9%       86,000       46.5%

Midwest.................          2.6%          2.2%       27,000       38.6%

South Central & West....          2.7%          2.0%       38,000       60.3%

Multi-Regional..........          6.5%          9.0%      (43,000)      22.6%

International...........          1.2%          0.8%       18,000       69.2%

------------------------    ----------    ----------    ---------    --------
Totals                       3,677,000     3,138,000      539,000       17.2%
------------------------    ----------    ----------    ---------    --------

         Note: Excludes coffee pounds sold in the Consumer Direct channel.

         Sixteen weeks ended January 20, 2001
         versus sixteen weeks ended January 15,2000
         ------------------------------------------

         Net sales increased by $6,163,000, or 24.9%, from $24,742,000 for the sixteen weeks ended January 15, 2000 (the "2000 period") to $30,905,000 for the sixteen weeks ended January 20, 2001 (the "2001 period"). Coffee pounds sold increased by approximately 542,000 pounds, or 16.7%, from approximately 3,242,000 pounds in the 2000 period to approximately 3,784,000 pounds in the 2001 period. The pounds sold increase is primarily attributable to the office coffee service sales channel, which grew 36.0% year over year.

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

         Gross profit increased by $2,474,000, or 24.6%, from $10,046,000 for the 2000 period to $12,520,000 for the 2001 period. As a percentage of net sales, gross profit decreased 0.1 percentage points from 40.6% for the 2000 period to 40.5% for the 2001 period. The decrease in gross profit as a percentage of sales was due primarily to the higher Keurig(R) K-cups TM sales which carry a lower gross margin and was offset by the lower green coffee costs and certain efficiencies and economies of scale in production and distribution costs.

         Selling and operating expenses increased by $1,346,000, or 22.3%, from $6,049,000 for the 2000 period to $7,395,000 for the 2001 period.
         Selling and operating expenses decreased 0.5 percentage points as a percentage of sales from 24.4% for the 2000 period to 23.9% for the 2001 period. The dollar increase in selling and operating expense was primarily due to increased sales personnel expenses,write-offs of receivables due to customer bankruptcies, as well as increased marketing and promotional expenses.

         General and administrative expenses increased by $203,000, or 12.1%, from $1,684,000 for the 2000 period to $1,887,000 for the 2001 period, but decreased 0.7 percentage points as a percentage of sales from 6.8% for the 2000 period to 6.1% for the 2001 period. The dollar increase in general and administrative expenses was primarily due to higher personnel expenses.

         As a result of the foregoing, operating income increased by $925,000, or 40.0%, from $2,313,000 for the 2000 period to $3,238,000 for the
         2001 period.

         Interest expense increased by $57,000, or 40.4%, from $141,000 for the 2000 period to $198,000 for the 2001 period. The increase is due to the higher debt balance related to the fiscal 2000 repurchases of treasury stock.

         Income tax expense increased $365,000, or 42.0%, from $868,000 for the 2000 period to $1,233,000 for the 2001 period. It is expected that the Company's effective tax rate will approximate 42% throughout the remainder of fiscal 2001.

         Net income increased by $520,000, or 40.0%, from $1,300,000 for the 2000 period to $1,820,000 in the 2001 period.


         Liquidity and Capital Resources
         -------------------------------

         Working capital increased $1,789,000 to $8,470,000 at January 20, 2001 from $6,681,000 at September 30, 2000. This increase is primarily due to higher accounts receivable and lower accounts payable.

         During the 2001 period, Green Mountain had capital expenditures of $1,414,000, including $665,000 for equipment on loan to wholesale customers, $275,000 for computer equipment and software, and $223,000 for production and distribution equipment. During the 2000 period, Green Mountain had capital expenditures of $1,170,000, including $460,000 for equipment on loan to wholesale customers, $306,000 for production equipment and $201,000 for computer equipment. Cash used to fund the capital expenditures in the 2001 period was obtained from net cash provided by operating activities.

         The Company currently plans to make capital expenditures in fiscal 2001 in the range of $5,500,000 to $6,000,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

         Cash flow from financing activities included $504,000 generated from the exercise of employee stock options in the 2001 period. In addition, cash flow from operating activities included a $548,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options and Employee Stock Purchase Plan shares. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

         The Company maintains a $15,000,000 line of credit with Fleet Bank - NH. At January 20, 2001, the outstanding balance on the Fleet line of credit was $7,705,000 and the amount remaining available was $7,295,000. The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at January 20, 2001.

         Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 2001.

         Deferred Income Taxes
         ---------------------

         The Company had net deferred tax assets of $697,000 at January 20, 2001. These assets are reported net of a deferred tax asset valuation allowance at that date of $1,821,000 (including $1,772,000 related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

         Factors Affecting Quarterly Performance
         ---------------------------------------

         Historically, the Company has experienced variations in sales from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Year-over-year quarterly earnings comparisons will also show significant variations due to the $534,000 reduction in the allowance on the State of Vermont manufacturer's investment tax credit in the fourth quarter of fiscal 2000. Another factor that will impact historical comparisons is the fact that the fourth quarter of fiscal 2000 included thirteen weeks instead of the usual twelve weeks.


      Item 3.     Quantitative and Qualitative Disclosures About Market Risk


         There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 27, 2000.

         At January 20, 2001, the Company had $7,705,000 of debt subject to variable interest rates (the lower of Fleet bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates. A hypothetical 100 basis points increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $77,000 on an annualized basis.



                           Part II. Other Information


Item 6.  s and Reports on Form 8-K


 (a) Exhibits:

         3.1          Certificate of Incorporation1

         3.2          Bylaws1

         10.117 Stock Option Agreement, dated as of December 20, 2000, by and between Robert P. Stiller and the Company

(b) No reports on Form 8-K were filed during the sixteen weeks ended January 20, 2001.

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




                                GREEN MOUNTAIN COFFEE, INC.

Date:    3/6/2001               By:   /s/ Robert P. Stiller
         --------               ------------------------------------------------
                                Robert P. Stiller,
                                President and Chief Executive Officer

Date:    3/6/2001               By:   /s/ Robert D. Britt
         --------               ------------------------------------------------
                                Robert D. Britt,
                                Chief Financial Officer, Treasurer and Secretary