Form 10-Q
period 2001-04-14
GREEN MOUNTAIN COFFEE INC
filed 2001-05-29
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended April 14, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ____________

Commission file number 1-12340

GREEN MOUNTAIN COFFEE, INC. (Exact name of registrant as specified in its charter)
Delaware		03-0339228
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
33 Coffee Lane, Waterbury, Vermont 05676
(Address of principal executive offices) (zip code)
(802) 244-5621
(Registrants' telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ Ö ] NO [ ]

As of May 18, 2001, 6,442,795 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE, INC.
Consolidated Balance Sheets
(Dollars in thousands)
	April 14, 2001	September 30, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,258	$ 559
Receivables, less allowances of $436 at April 14, 2001 and $320 at September 30, 2000	9,852	8,454
Inventories	4,974	5,350
Other current assets	1,300	510
Deferred income taxes, net	234	182
Total current assets	17,618	15,055

Fixed assets, net	11,831	11,274
Other long-term assets	292	348
Deferred income taxes, net	343	497

Total assets	$ 30,084	$ 27,174
	======	======

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 160	$ 135
Accounts payable	6,184	6,125
Accrued compensation costs	1,566	1,381
Accrued expenses	1,182	614
Accrued losses and other costs of discontinued operations, net	119	119
Total current liabilities	9,211	8,374

Long-term debt	272	283

Long-term line of credit	6,000	8,500

Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value: Authorized - 10,000,000 shares; Issued - 7,544,602 and 7,342,010 shares at April 14, 2001 and September 30, 2000, respectively	754	734
Additional paid-in capital	15,186	13,534
Retained earnings	5,811	2,778
Other comprehensive loss, net of tax	(121)	-
Treasury shares, at cost - 1,137,506 shares at April 14, 2001 and September 30, 2000	(7,029)	(7,029)
Total stockholders' equity	14,601	10,017

Total liabilities and stockholders' equity	$ 30,084	$ 27,174
	======	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twelve weeks ended
	April 14, 2001	April 8, 2000
	(unaudited)

Net sales	$ 22,741	$ 18,259
Cost of sales	13,061	10,990
Gross profit	9,680	7,269

Selling and operating expenses	5,756	4,642
General and administrative expenses	1,721	1,372
Loss on abandonment of fixed assets	-	135
Operating income	2,203	1,120

Other income	14	14
Interest expense	(146)	(107)
Income before income taxes	2,071	1,027

Income tax expense	(858)	(412)
Net income	$ 1,213	$ 615
	======	======
Basic income per share:
Weighted average shares outstanding	6,353,999	6,719,956
Net income	$ 0.19	$ 0.09

Diluted income per share:
Weighted average shares outstanding	7,178,428	7,093,768
Net income	$ 0.17	$ 0.09

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statement of Operations
(Dollars in thousands except per share data)

	Twenty-eight weeks ended
	April 14, 2001	April 8, 2000
	(unaudited)
Net sales	$ 53,646	$ 43,001
Cost of sales	31,445	25,686
Gross profit	22,201	17,315

Selling and operating expenses	13,152	10,691
General and administrative expenses	3,608	3,056
Loss on abandonment of fixed assets	-	135
Operating income	5,441	3,433
Other income	27	10
Interest expense	(344)	(248)
Income before income taxes	5,124	3,195

Income tax expense	(2,091)	(1,280)
Net income	$ 3,033	$ 1,915
	======	======
Basic income per share:
Weighted average shares outstanding	6,302,420	6,838,890
Net income	$ 0.48	$ 0.28

Diluted income per share:
Weighted average shares outstanding	7,118,183	7,088,950
Net income	$ 0.43	$ 0.27

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Twenty-eight weeks ended
	April 14, 2001	April 8, 2000	April 14, 2001	April 8, 2000

Net income	$ 1,213	$ 615	$ 3,033	$ 1,915
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(34)	-	(121)	-
Other comprehensive loss	(34)	-	(121)	-
Comprehensive income	$ 1,179	$ 615	$ 2,912	$ 1,915
	=====	=====	=====	=====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Twenty-eight weeks ended
	April 14, 2001	April 8, 2000
	(unaudited)

Cash flows from operating activities:
Net income	$ 3,033	$ 1,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,892	1,596
(Gain) loss on disposal and abandonment of fixed assets	(9)	194
Provision for doubtful accounts	530	138
Deferred income taxes	102	133
Tax benefit from exercise of non-qualified stock options	801	-
Changes in assets and liabilities:
Receivables	(1,928)	(1,709)
Inventories	376	30
Other current assets	(911)	(22)
Other long-term assets, net	56	12
Accounts payable	59	559
Accrued compensation costs	185	296
Accrued expenses	568	818
Net cash provided by continuing operations	4,754	3,960
Net cash used for discontinued operations	-	(12)
Net cash provided by operating activities	4,754	3,948

Cash flows from investing activities:
Capital expenditures for fixed assets	(2,553)	(2,070)
Proceeds from disposals of fixed assets	113	255
Net cash used for investing activities	(2,440)	(1,815)

Cash flows from financing activities:
Purchase of treasury shares	-	(1,694)
Proceeds from issuance of common stock	871	136
Proceeds from issuance of long-term debt	97	43
Repayment of long-term debt	(83)	(2,633)
Net change in revolving line of credit	(2,500)	2,419
Net cash used for financing activities	(1,615)	(1,729)

Net increase in cash and cash equivalents	699	404
Cash and cash equivalents at beginning of period	559	415
Cash and cash equivalents at end of period	$ 1,258	$ 819
	=====	=====

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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve and twenty-eight week periods ended April 14, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the fiscal year ended September 30, 2000.

Certain reclassifications of prior year balances have been made to conform to the current presentation.

2. Inventories

Inventories consisted of the following:

	April 14, 2001	September 30, 2000
Raw materials and supplies	$ 2,454,000	$ 2,557,000
Finished goods	2,520,000	2,793,000
	$ 4,974,000	$ 5,350,000
	======	======

Inventory values above are presented net of $143,000 and $127,000 of obsolescence reserves at April 14, 2001 and September 30, 2000, respectively.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2001	April 8, 2000	April 14, 2001	April 8, 2000
Numerator - basic and diluted earnings per share : Net income	$ 1,213	$ 615	$ 3,033	$ 1,915
Denominator:	=====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	6,353,999	6,719,956	6,302,420	6,838,890
Effect of dilutive securities - stock options	824,429	373,812	815,763	250,060
Diluted earnings per share - weighted average shares outstanding	7,178,428	7,093,768	7,118,183	7,088,950
	=====	=====	=====	=====
Basic earnings per share	$ 0.19	$ 0.09	$ 0.48	$ 0.28
Diluted earnings per share	$ 0.17	$ 0.09	$ 0.43	$ 0.27

For the twelve weeks ended April 14, 2001, options to purchase 5,500 shares of common stock at exercise prices ranging from $20.281 to $20.938 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the shares of common stock.

For the twelve weeks ended April 8, 2000, options to purchase 4,600 shares of common stock at an exercise price of $6.375 per share were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

    Segment Reporting

    In prior fiscal years, the Company reported two distinct segments determined by distribution channel: a direct mail segment and a wholesale segment. Both segments of the Company sold similar products, although the entire Company's product range was not fully available to both segments. In fiscal 2000, direct mail sales accounted for $4,146,000 or 4.9% of total Company sales and this segment had been shrinking as a percent of total sales for the past three fiscal years. In addition, on October 1, 2000, in an effort to manage sales to small businesses more effectively, the Company transferred its "business to business" operations from direct mail to its wholesale sales organization, thereby further decreasing the size of the direct mail segment. Consequently, the Company is reporting a single segment in fiscal 2001.

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

    The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. In addition to futures contracts, the Company occasionally purchases coffee options as a way to delay the impact on green coffee costs of a frost in Brazil, which can lead to significant price increases in all green coffee markets. Such options are not designated as hedges and are adjusted to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in income. At April 14, 2001, the Company held outstanding futures contracts with a fair market value of $(67,000). These futures contracts are hedging coffee purchases forecasted to take place in the next twelve months and the related gain and losses will be reflected in cost of sales over the remaining fiscal quarters of 2001 as well as the first three fiscal quarters of 2002, when the related finished goods inventory is sold. No options were outstanding at April 14, 2001. At September 30, 2000, the Company held options and futures contracts with a total fair market value of $(70,000).

    At April 14, 2001, deferred losses on futures contracts designated as cash flow hedges amounted to $204,000 ($121,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses.

    In the second quarter of fiscal 2001, total losses on options and futures included in cost of sales amounted to $106,000.

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

    The Company is currently evaluating the effect of the adoption of SAB 101 on the Company's financial position and results of operations, primarily the impact of recording sales upon shipment of goods versus customer receipt in the case of shipments made by the Company via common carrier.

    Employee Stock Ownership Plan

    On September 14, 2000, the Board of Directors of the Company adopted a resolution establishing the Green Mountain Coffee Inc. Employee Stock Ownership Plan (the "ESOP") and the related Green Mountain Coffee, Inc. Employee Stock Ownership Trust (the "Trust"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code.

    For the twenty-eight weeks ended April 14, 2001, the Company recorded compensation costs of $235,000 to accrue for anticipated stock distributions under the ESOP.

    On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open- market purchases of the Company's common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company's fiscal 2010 year. Between April 19, 2001 and May 11, 2001, the Trust purchased 25,800 shares of the Company's common stock at an average price of $25.15 per share.

    ChefExpress.net, Inc.

During the second quarter of fiscal 2001, the Company recorded an impairment charge of $52,000 against its $104,000 minority ownership investment in ChefExpress.net, Inc. due to the fact that ChefExpress.net is experiencing a slower than expected sales ramp due to difficulties in raising adequate growth capital. ChefExpress.net features an e-procurement Web site for chefs in restaurants and the high-end sector of the food service channel. A board member of the Company is the Chief Executive Officer and President of ChefExpress.net.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Green Mountain Coffee, Inc. (the "Company" or "Green Mountain") sells coffee to retailers including supermarkets, convenience stores, specialty food stores; food service concerns including restaurants, hotels, universities and business offices; and directly to individual consumers.

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

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year. Fiscal 2000, which began on September 26, 1999 and ended on September 30, 2000, consisted of 53 weeks, with the thirteenth fiscal period having 5 weeks, instead of the usual 52 weeks.

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

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as " anticipates", "believes", "expects", "will", "feels", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, the impact of a weaker economy, competition and other business conditions in the coffee industry and more generally in the food and beverage industry, the impact of the loss of a major customer, delays in the timing of adding new locations with existing customers, the Company's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, weather and special or unusual events, as well as other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Results of Operations

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2001	April 8, 2000	April 14, 2001	April 8, 2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4%	60.2%	58.6%	59.7%
Gross profit	42.6%	39.8%	41.4%	40.3%

Selling and operating expenses	25.3%	25.4%	24.5%	24.9%
General and administrative expenses	7.6%	7.5%	6.8%	7.1%
Loss on abandonment of fixed assets	- %	0.8%	- %	0.3%
Operating income	9.7%	6.1%	10.1%	8.0%

Other income	0.0%	0.1%	0.1%	0.0%
Interest expense	(0.6)%	(0.6)%	(0.6)%	(0.6)%
Income from continuing operations before taxes	9.1%	5.6%	9.6%	7.4%

Income tax expense	(3.8)%	(2.2)%	(3.9)%	(2.9)%
Net income	5.3%	3.4%	5.7%	4.5%
	====	====	====	====

Total Company Coffee Pounds Sold by Sales Channel

(As a percentage of total coffee pounds sold)

Unaudited

Channel	Q2 12 wks. ended 4/14/01	Q2 12 wks. ended 4/8/00	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2 YTD 28 wks. ended 4/14/01	Q2 YTD 28 wks. ended 4/8/00	Q2 YTD Y/Y lb. Increase	Q2 YTD % Y/Y lb. Increase
Supermarkets	22.3%	23.4%	92,000	16.5%	24.0%	24.3%	241,000	17.6%
Convenience Stores	30.7%	27.4%	242,000	37.1%	28.4%	27.1%	380,000	25.0%
Other Retail	1.8%	2.3%	(4,000)	(7.3)%	2.0%	2.5%	(1,000)	(0.7)%
Restaurants	8.7%	11.6%	(24,000)	(8.7)%	9.3%	11.5%	(26,000)	(4.0)%
Office Coffee Service Distributors	26.0%	25.2%	160,000	26.8%	25.3%	22.8%	407,000	31.7%
Other Food Service	8.5%	8.4%	46,000	22.9%	8.5%	9.2%	50,000	9.7%
Consumer Direct	2.0%	1.7%	19,000	47.5%	2.5%	2.6%	22,000	15.3%
Totals	2,913,000	2,382,000	531,000	22.3%	6,697,000	5,624,000	1,073,000	19.1%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note 2: Consumer direct is comprised of direct mail and e-commerce Web site sales to consumers.

Wholesale Coffee Pounds Sold, by Geographic Region

(As a percentage of total wholesale coffee pounds sold)

Unaudited
Region	Q2 12 wks ended 4/14/01	Q2 12 wks ended 4/8/00	Q2 Y/Y lb. Increase	Q2 %Y/Y lb. Increase	Q2 YTD 28 wks ended 4/14/01	Q2 YTD 28 wks ended 4/8/00	Q2 YTD Y/Y lb. Increase	Q2 YTD % Y/Y lb. Increase
Northern New England	29.3%	32.1%	84,000	11.2%	30.8%	33.5%	174,000	9.5%
Southern New England	24.1%	24.2%	122,000	21.5%	24.8%	24.3%	286,000	21.5%
Mid-Atlantic	21.5%	21.6%	106,000	20.9%	21.9%	21.3%	265,000	22.7%
South Atlantic	8.7%	7.4%	75,000	43.4%	8.0%	6.5%	161,000	45.0%
Midwest	2.2%	2.8%	(1,000)	(1.5)%	2.5%	2.5%	26,000	19.3%
South Central & West	5.9%	2.3%	115,000	213.0%	4.1%	2.2%	153,000	130.8%
Multi-Regional	7.2%	8.4%	8,000	4.1%	6.8%	8.7%	(35,000)	(7.3)%
International	1.1%	1.2%	3,000	10.7%	1.1%	1.0%	21,000	38.9%
Totals	2,854,000	2,342,000	512,000	21.9%	6,531,000	5,480,000	1,051,000	19.2%

Note 1: Excludes coffee pounds sold in the consumer direct channel.

Note 2: The allocation by region of coffee pounds sold to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated. This information will be adjusted in future quarters once the detailed sales data to ExxonMobil locations is made available to the Company.

Twelve weeks ended April 14, 2001 versus twelve weeks ended April 8, 2000

Net sales increased by $4,482,000, or 24.5%, from $18,259,000 for the twelve weeks ended April 8, 2000 (the "2000 period") to $22,741,000 for the twelve weeks ended April 14, 2001 (the "2001 period"). Coffee pounds sold increased by approximately 531,000 pounds, or 22.3%, from approximately 2,382,000 pounds in the 2000 period to approximately 2,913,000 pounds in the 2001 period. The pounds sold increase was strongest in the convenience store channel, which grew 37.1%, largely due to the initial ramp up of sales to McLane Company, Inc. which has started to purchase Green Mountain coffee for distribution to ExxonMobil convenience stores.

Gross profit increased by $2,411,000, or 33.2%, from $7,269,000 for the 2000 period to $9,680,000 for the 2001 period. As a percentage of net sales, gross profit increased 2.8 percentage points from 39.8% for the 2000 period to 42.6% for the 2001 period. The increase in gross profit as a percentage of sales was due primarily to lower green coffee costs and, to a lesser extent, reductions in other raw material prices and increased delivery charges to consumer direct customers.

Selling and operating expenses increased by $1,114,000, or 24.0%, from $4,642,000 for the 2000 period to $5,756,000 for the 2001 period. Selling and operating expenses decreased 0.1 percentage point as a percentage of sales from 25.4% for the 2000 period to 25.3% for the 2001 period. The dollar increase in selling and operating expense was due to varied factors, including increases in promotional materials expenditures and increased sales personnel expenses.

General and administrative expenses increased by $349,000, or 25.4%, from $1,372,000 for the 2000 period to $1,721,000 for the 2001 period. As a percentage of sales, general and administrative expenses increased 0.1 percentage point as a percentage of sales from 7.5% for the 2000 period to 7.6% for the 2001 period. The dollar increase in general and administrative expenses was primarily due to higher personnel expenses, recruiting costs of the Company's new Vice President of Human Resources and Organizational Development, and a reserve against a minority ownership investment in an e-commerce startup.

During the 2000 period, following a thorough review of its production fixed assets, the Company recorded a $135,000 loss on abandonment of production equipment and software. A large portion of the equipment and software written-off was the coffee roasters control system, which, following a series of upgrades and modifications, had been substantially replaced over time.

As a result of the foregoing, operating income increased by $1,083,000, or 96.7%, from $1,120,000 for the 2000 period to $2,203,000 for the 2001 period.

Interest expense increased by $39,000, or 36.4%, from $107,000 for the 2000 period to $146,000 for the 2001 period. The increase is due to the higher debt balance related to repurchases of treasury stock which occurred primarily in the third quarter of fiscal 2000.

Income tax expense increased $446,000, or 108.3%, from $412,000 for the 2000 period to $858,000 for the 2001 period. It is expected that the Company's effective tax rate will approximate 42.5% throughout the remainder of fiscal 2001.

Net income increased by $598,000, or 97.2%, from $615,000 for the 2000 period to $1,213,000 in the 2001 period.

Twenty-eight weeks ended April 14, 2001 versus twenty-eight weeks ended April 8, 2000

Net sales increased by $10,645,000, or 24.8%, from $43,001,000 for the twenty-eight weeks ended April 8, 2000 (the "2000 YTD period") to $53,646,000 for the twenty-eight weeks ended April 14, 2001 (the "2001 YTD period"). Coffee pounds sold increased by approximately 1,073,000 pounds, or 19.1%, from approximately 5,624,000 pounds in the 2000 YTD period to approximately 6,697,000 pounds in the 2001 YTD period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to changes in Green Mountain's product sales mix. Sales are increasing fastest with products whose sales price per coffee pound is greater than the Company's traditional product line, such as single-cup Keurig Brewed TM line of coffees and with non-coffee products such as the Company's new Monté Verdé TM powdered hot cappuccino and frozen granita products.

Pounds sold increases were strongest with office coffee service distributors, which grew at a rate of 31.7%, followed by the convenience stores channel, which grew 25.0%.

Gross profit increased by $4,886,000, or 28.2%, from $17,315,000 for the 2000 YTD period to $22,201,000 for the 2001 YTD period. As a percentage of net sales, gross profit from continuing operations increased 1.1 percentage point from 40.3% for the 2000 YTD period to 41.4% for the 2001 YTD period. The increase in gross profit as a percentage of sales was due primarily to lower green coffee costs.

Selling and operating expenses increased by $2,461,000, or 23.0%, from $10,691,000 for the 2000 YTD period to $13,152,000 for the 2001 YTD period, but decreased by 0.4 percentage point as a percentage of sales from 24.9% in the 2000 YTD period to 24.5% in the 2001 YTD period. The dollar increase in selling and operating expense was primarily due to increased sales personnel expenses, increased marketing and promotional expenses, and write-offs of receivables due to customer bankruptcies.

General and administrative expenses increased by $552,000, or 18.1%, from $3,056,000 for the 2000 YTD period to $3,608,000 for the 2001 YTD period, but decreased 0.3 percentage points as a percentage of sales from 7.1% for the 2000 YTD period to 6.8% for the 2001 YTD period.

After the loss on abandonment of fixed assets referenced to above, operating income increased by $2,008,000, or 58.5%, from $3,433,000 for the 2000 YTD period to $5,441,000 for the 2001 YTD period.

Interest expense increased by $96,000, or 38.7%, from $248,000 for the 2000 YTD period to $344,000 for the 2001 YTD period.

Income tax expense increased $811,000, or 63.4%, from $1,280,000 for the 2000 YTD period to $2,091,000 for the 2001 YTD period.

Net income increased $1,118,000, or 58.4%, from $1,915,000 in the 2000 YTD period to $3,033,000 in the 2001 YTD period.

Liquidity and Capital Resources

Working capital increased $1,726,000 to $8,407,000 at April 14, 2001 from $6,681,000 at September 30, 2000. This increase is primarily due to higher accounts receivable, cash and other current assets.

During the 2001 YTD period, Green Mountain had capital expenditures of $2,553,000, including $1,125,000 for equipment on loan to wholesale customers, $566,000 for production and distribution equipment, $484,000 for computer equipment and software, and $255,000 in leasehold improvements. During the 2000 YTD period, Green Mountain had capital expenditures of $2,070,000, including $929,000 for equipment on loan to wholesale customers, $823,000 for production equipment and $447,000 for computer equipment and software. Cash used to fund the capital expenditures in the 2001 period was obtained from net cash provided by operating activities.

The Company currently plans to make capital expenditures in fiscal 2001 in the range of $5,500,000 to $6,000,000. This includes the purchase of two new roasters at the beginning of the third quarter of 2001, which, when installed, are expected to increase the Company's annual roasting capacity in Waterbury, Vermont, from approximately 15 million pounds to 40 to 50 million pounds of roasted coffee. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

In the 2001 YTD period, cash flow from financing activities included $871,000 generated from the exercise of employee stock options and issuance of shares under the Employee Stock Purchase Plan. In addition, cash flow from operating activities included a $801,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options and Employee Stock Purchase Plan shares. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

The Company maintains a $15,000,000 line of credit with Fleet Bank - NH. At January 20, 2001, the outstanding balance on the Fleet line of credit was $6,000,000 and the amount remaining available was $9,000,000. The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at April 14, 2001.

Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 2001.

.

Deferred Income Taxes

The Company had net deferred tax assets of $657,000 at April 14, 2001. These assets are reported net of a deferred tax asset valuation allowance at that date of $1,821,000 (including $1,772,000 related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

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

At April 14, 2001, the Company had $6,000,000 of debt subject to variable interest rates (the lower of Fleet bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis points increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $60,000 on an annualized basis.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant held its 2001 Annual Meeting of Stockholders on March 15, 2001 at the Holiday Inn in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

(b-c) At the Annual Meeting the stockholders voted as follows on the following matter:

VOTES

Election of Directors

Nominee	For	Withheld
Robert P. Stiller	5,862,293	476,706
Robert D. Britt	5,867,593	471,406
Stephen J. Sabol	5,867,693	471,306
Jonathan C. Wettstein	5,839,125	499,874
William D. Davis	5,768,193	570,806
Jules A. del Vecchio	5,543,639	795,360
Hinda Miller	5,868,053	470,946
David E. Moran	5,867,593	471,406

Approval of the Green Mountain Coffee, Inc. 2000 Stock Option Plan

For                    Against               Abstain              Not voted

4,327,371           613,551             964,271             433,806

Approval of Amendment to Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 10,000,000 to 20,000,000

For                    Against              Abstain              Not voted

5,775,053          118,954              11,186                433,806

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Certificate of Incorporation, as Amended

3.2 Bylaws1

10.118  Loan Agreement by and between the Green Mountain Coffee, Inc. Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001

(b) No reports on Form 8-K were filed during the twelve weeks ended April 14, 2001.

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

GREEN MOUNTAIN COFFEE, INC.
Date:	5/29/2001	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	5/29/2001	By: /s/ Robert D. Britt
Robert D. Britt,
Chief Financial Officer, Treasurer and Secretary