Form 10-Q
period 2001-07-07
GREEN MOUNTAIN COFFEE INC
filed 2001-08-20
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended July 7, 2001

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ Ö ] NO [ ]

As of August 8, 2001, 6,617,680 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE, INC.
Consolidated Balance Sheets
(Dollars in thousands)
	July 7, 2001	September 30, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 918	$ 559
Receivables, less allowances of $463 at July 7, 2001 and $320 at September 30, 2000	10,555	8,454
Inventories	5,614	5,350
Other current assets	299	481
Income tax receivable	1,726	29
Deferred income taxes, net	98	182
Total current assets	19,210	15,055

Fixed assets, net	13,676	11,274
Goodwill and other intangibles	1,594	-
Other long-term assets	297	348
Deferred income taxes, net	376	497

Total assets	$ 35,153	$ 27,174
	=====	=====

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 194	$ 135
Accounts payable	5,538	6,125
Accrued compensation costs	2,072	1,381
Accrued expenses	2,094	614
Accrued losses and other costs of discontinued operations, net	119	119
Total current liabilities	10,017	8,374

Long-term debt	298	283

Long-term line of credit	7,990	8,500

Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value: Authorized - 10,000,000 shares; Issued - 7,749,005 and 7,342,010 shares at July 7, 2001 and September 30, 2000, respectively	775	734
Additional paid-in capital	17,893	13,534
Retained earnings	7,153	2,778
Other comprehensive loss, net of tax	(77)	-
ESOP unallocated shares, at cost - 68,800 shares	(1,867)	-
Treasury shares, at cost - 1,137,506 shares at July 7, 2001 and September 30, 2000	(7,029)	(7,029)
Total stockholders' equity	16,848	10,017

Total liabilities and stockholders' equity	$ 35,153	$ 27,174
	=====	=====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twelve weeks ended
	July 7, 2001	July 1, 2000
	(unaudited)

Net sales	$ 21,447	$ 19,668
Cost of sales	12,030	11,909
Gross profit	9,417	7,759

Selling and operating expenses	5,404	4,912
General and administrative expenses	1,710	1,403
Operating income	2,303	1,444

Other income	21	30
Interest expense	(96)	(141)
Income before income taxes	2,228	1,333

Income tax expense	(886)	(531)
Net income	$ 1,342	$ 802
	=====	=====
Basic income per share:
Weighted average shares outstanding	6,469,931	6,452,830
Net income	$ 0.21	$ 0.12

Diluted income per share:
Weighted average shares outstanding	7,268,547	7,022,564
Net income	$ 0.18	$ 0.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statement of Operations
(Dollars in thousands except per share data)

	Forty weeks ended
	July 7, 2001	July 1, 2000
	(unaudited)
Net sales	$ 75,093	$ 62,669
Cost of sales	43,475	37,595
Gross profit	31,618	25,074

Selling and operating expenses	18,544	15,603
General and administrative expenses	5,318	4,459
Loss on abandonment of fixed assets	-	135
Operating income	7,756	4,877
Other income	36	40
Interest expense	(440)	(389)
Income before income taxes	7,352	4,528

Income tax expense	(2,977)	(1,811)
Net income	$ 4,375	$ 2,717
	=====	=====
Basic income per share:
Weighted average shares outstanding	6,352,628	6,723,578
Net income	$ 0.69	$ 0.40

Diluted income per share:
Weighted average shares outstanding	7,163,293	7,069,034
Net income	$ 0.61	$ 0.38

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Forty weeks ended
	July 7, 2001	July 1, 2000	July 7, 2001	July 1, 2000

Net income	$ 1,342	$ 802	$ 4,375	$ 2,717
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(63)	-	(248)	-
Losses on derivatives designated as cash flow hedges included in net income	107	-	171	-
Other comprehensive loss	44	-	(77)	-
Comprehensive income	$ 1,386	$ 802	$ 4,298	$ 2,717
	====	====	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Forty weeks ended
	July 7, 2001	July 1, 2000
	(unaudited)

Cash flows from operating activities:
Net income	$ 4,375	$ 2,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,756	2,288
(Gain) loss on disposal and abandonment of fixed assets	(21)	171
Provision for doubtful accounts	690	227
Deferred income taxes	205	233
Tax benefit from exercise of non-qualified stock options	2,704	-
Changes in assets and liabilities, excluding assets purchased from Frontier:
Receivables	(2,807)	(2,142)
Inventories	337	(359)
Tax receivable	(1,697)	233
Other current assets	121	53
Other long-term assets, net	51	2
Accounts payable	(587)	263
Accrued compensation costs	691	479
Accrued expenses	1,480	1,037
Net cash provided by continuing operations	8,298	5,202
Net cash used for discontinued operations	-	(13)
Net cash provided by operating activities	8,298	5,189

Cash flows from investing activities:
Payment for Frontier acquisition	(2,480)	-
Capital expenditures for fixed assets, excluding Frontier assets	(5,018)	(3,137)
Proceeds from disposals of fixed assets	166	297
Net cash used for investing activities	(7,332)	(2,840)

Cash flows from financing activities:
Purchase of treasury shares	-	(6,213)
Purchase of unallocated ESOP shares	(1,867)	-
Proceeds from issuance of common stock	1,696	245
Proceeds from issuance of long-term debt	196	122
Repayment of long-term debt	(122)	(2,688)
Net change in revolving line of credit	(510)	6,344
Net cash used for financing activities	(607)	(2,190)

Net increase in cash and cash equivalents	359	159
Cash and cash equivalents at beginning of period	559	415
Cash and cash equivalents at end of period	$ 918	$ 574
	====	====

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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve and forty week periods ended July 7, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the fiscal year ended September 30, 2000.

Certain reclassifications of prior year balances have been made to conform to the current presentation.

2. Inventories

                    Inventories consisted of the following:

	July 7, 2001	September 30, 2000
Raw materials and supplies	$ 3,477,000	$ 2,557,000
Finished goods	2,137,000	2,793,000
	$ 5,614,000	$ 5,350,000
	=====	=====

Inventory values above are presented net of $180,000 and $127,000 of obsolescence reserves at July 7, 2001 and September 30, 2000, respectively.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Forty weeks ended
	July 7, 2001	July 1, 2000	July 7, 2001	July 1, 2000
Numerator - basic and diluted earnings per share : Net income	$ 1,342	$ 802	$ 4,375	$2,717
Denominator:	====	====	====	====
Basic earnings per share - weighted average shares outstanding	6,469,931	6,452,830	6,352,628	6,723,578
Effect of dilutive securities - stock options	798,616	569,734	810,665	345,456
Diluted earnings per share - weighted average shares outstanding	7,268,547	7,022,564	7,163,293	7,069,034
	====	====	====	====
Basic earnings per share	$ 0.21	$ 0.12	$ 0.69	$ 0.40
Diluted earnings per share	$ 0.18	$ 0.11	$ 0.61	$ 0.38

For the twelve and forty weeks ended July 7, 2001 and the twelve weeks ended July 1, 2000, all outstanding options had an exercise price less than the market price of the common shares and were therefore included in the computation of diluted income per share under the treasury stock method.

For the forty weeks ended July 1, 2000 options to purchase 4,600 shares of common stock were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

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

    The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. In addition to futures contracts, the Company occasionally purchases coffee options as a way to delay the impact on green coffee costs of a frost in Brazil, which can lead to significant price increases in all green coffee markets. Such options are not designated as hedges and are adjusted to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in income. At July 7, 2001, the Company held outstanding futures contracts with a fair market value of $(116,000). These futures contracts are hedging coffee purchases forecasted to take place in the next twelve months and the related gains and losses will be reflected in cost of sales in the remaining fiscal quarter of 2001 as well as the first three fiscal quarters of 2002, when the related finished goods inventory is sold. No options were outstanding at July 7, 2001. At September 30, 2000, the Company held options and futures contracts with a total fair market value of $(70,000).

    At July 7, 2001, deferred losses on futures contracts designated as cash flow hedges amounted to $130,000 ($77,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses.

    In the third quarter of fiscal 2001, total losses on options and futures included in cost of sales amounted to $178,000.

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

    The Company has evaluated the effect of the adoption of SAB 101 on the Company's financial position and results of operations, primarily the impact of recording sales upon shipment of goods versus customer receipt in the case of shipments made by the Company via common carrier. The Company presently believes that the impact of adopting SAB 101 will be immaterial.

    Employee Stock Ownership Plan

    On September 14, 2000, the Board of Directors of the Company adopted a resolution establishing the Green Mountain Coffee, Inc. Employee Stock Ownership Plan (the "ESOP") and the related Green Mountain Coffee, Inc. Employee Stock Ownership Trust (the "Trust"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code.

    For the forty weeks ended July 7, 2001, the Company recorded compensation costs of $393,000 to accrue for anticipated stock distributions under the ESOP.

    On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open- market purchases of the Company's common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company's fiscal 2010 year. Between April 19, 2001 and July 7, 2001, the Trust purchased 68,800 shares of the Company's common stock at an average price of $27.14 per share. The fair value of unearned ESOP shares at July 7, 2001 was $2,050,240, or $29.80 a share.

    Acquisition of FrontierTM Organic Coffee

    On June 5, 2001, Green Mountain Coffee Roasters purchased the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa for a cash payment of approximately $2,480,000, including an estimated $40,000 of transaction costs. The preliminary allocation of the purchase price of $2,440,000 is as follows: $601,000 of inventory, $271,000 of fixed assets and $1,568,000 of goodwill and other intangibles. This acquisition was recorded as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16 (APB 16),"Business Combinations". Goodwill and other intangible assets recorded associated with this acquisition are being amortized over their estimated useful lives ranging from 1 to 15 years. The Company believes that Frontier's social responsibility positioning, high-quality certified organic coffees combined with its presence in the natural food distribution channel will enhance the Company's strategic position.

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141 supercedes APB 16. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets", and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company plans on early adopting the provisions of FAS 142 in the first quarter of Fiscal 2002. Management believes the impact of adopting FAS 142 in fiscal 2002 will result in a decrease in amortization of goodwill and intangibles in the consolidated statement of operations.

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

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year. Fiscal 2000, which began on September 26, 1999 and ended on September 30, 2000, consisted of 53 weeks, with the fourth fiscal quarter having 13 weeks instead of the usual 12 weeks. The fourth fiscal quarter of 2001 will have the usual 12 weeks.

Coffee Prices and Availability, and General Risk Factors

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In the past two years, green coffee prices have been under considerable downward pressures due to oversupply. The Company believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In the past, the Company generally has been able to pass increases in green coffee costs to its customers. However, there can be no assurance that the Company will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 60 varieties of coffee, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company and its profitability.

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

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates", "believes", "expects", "will", "feels", "estimates", "intends", "plans", "projects", and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, the impact of a weaker economy, competition and other business conditions in the coffee industry and more generally in the food and beverage industry, the impact of the loss of a major customer, delays in the timing of adding new locations with existing customers, the Company's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, weather and special or unusual events, as well as other factors described from time to time in the Company's press releases and filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Results of Operations

	Twelve weeks ended		Forty weeks ended
	July 7, 2001	July 1, 2000	July 7, 2001	July 1, 2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.1%	60.6%	57.9%	60.0%
Gross profit	43.9%	39.4%	42.1%	40.0%

Selling and operating expenses	25.2%	25.0%	24.7%	24.9%
General and administrative expenses	8.0%	7.1%	7.1%	7.1%
Loss on abandonment of fixed assets	- %	- %	- %	0.2%
Operating income	10.7%	7.3%	10.3%	7.8%

Other income	0.1%	0.2%	0.1%	0.0%
Interest expense	(0.4)%	(0.7)%	(0.6)%	(0.6)%
Income from continuing operations before taxes	10.4%	6.8%	9.8%	7.2%

Income tax expense	(4.1)%	(2.7)%	(4.0)%	(2.9)%
Net income	6.3%	4.1%	5.8%	4.3%
	===	===	===	===

GREEN MOUNTAIN COFFEE, INC.

Total Company Coffee Pounds Sold by Sales Channel - Unaudited
(As a Percent of Total Coffee Pounds Sold)

Channel	Q3 12 wks. ended 7/7/01	Q3 12 wks. ended 7/1/00	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3 YTD 40 wks. ended 7/7/01	Q3 YTD 40 wks. ended 7/1/00	Q3 YTD Y/Y lb. Increase	Q3 YTD % Y/Y lb. Increase
Convenience Stores	33.3%	26.8%	298,000	43.9%	29.9%	27.0%	676,000	30.7%
Office Coffee Service Distributors	23.1%	25.7%	27,000	4.1%	24.6%	23.7%	434,000	22.4%
Supermarkets	22.6%	24.6%	42,000	6.8%	23.6%	24.4%	284,000	14.3%
Restaurants	9.0%	10.7%	(7,000)	(2.6)%	9.2%	11.3%	(32,000)	(3.5)%
Other Food Service	8.2%	7.9%	39,000	19.5%	8.4%	8.8%	89,000	12.4%
Other Retail	1.7%	2.3%	(7,000)	(12.1)%	1.9%	2.4%	(8,000)	4.1)%
Consumer Direct	2.1%	2.0%	11,000	22.0%	2.4%	2.4%	33,000	17.0%
Totals	2,935,000	2,532,000	403,000	15.9%	9,632,000	8,156,000	1,476,000	18.1%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note 2: Consumer Direct is comprised of direct mail and e-commerce Web site sales to consumers.

Wholesale Coffee Pounds Sold, by Geographic Region - Unaudited
(As a Percentage of Total Wholesale Coffee Pounds Sold)

Region	Q3 12 wks ended 7/7/01	Q3 12 wks ended 7/7/00	Q3 Y/Y lb. Increase	Q3 %Y/Y lb. Increase	Q3 YTD 40 wks ended 7/7/01	Q3 YTD 40 wks ended 7/1/00	Q3 YTD Y/Y lb. Increase	Q3 YTD % Y/Y lb. Increase
Northern New England	29.3%	31.4%	62,000	8.0%	30.3%	32.9%	236,000	9.0%
Southern New England	22.1%	25.0%	16,000	2.6%	23.9%	24.5%	302,000	15.5%
Mid-Atlantic	19.7%	22.1%	18,000	3.3%	21.3%	21.5%	283,000	16.5%
South Atlantic	9.4%	7.5%	85,000	45.7%	8.4%	6.8%	246,000	45.2%
South Central	6.6%	0.5%	176,000	1353.8%	3.6%	0.5%	296,000	759.0%
Midwest	2.3%	2.6%	1,000	1.5%	2.4%	2.5%	29,000	14.6%
West	3.5%	1.7%	59,000	140.5%	2.4%	1.7%	90,000	66.7%
Multi-Regional	6.2%	7.9%	(18,000)	(9.2)%	6.6%	8.5%	(53,000)	(7.9)%
International	0.9%	1.3%	(7,000)	(21.9)%	1.1%	1.1%	14,000	16.3%
Totals	2,874,000	2,482,000	392,000	15.8%	9,405,000	7,962,000	1,443,000	18.1%

Note 1: Excludes coffee pounds sold in the Consumer Direct channel.
Note 2: The allocation by region of coffee pounds sold to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated. This information will be adjusted in future quarters once the detailed sales data to ExxonMobil locations is made available to GMCR.

Twelve weeks ended July 7, 2001 versus twelve weeks ended July 1, 2000

Net sales increased by $1,779,000, or 9.0%, from $19,668,000 for the twelve weeks ended July 1, 2000 (the "2000 period") to $21,447,000 for the twelve weeks ended July 7, 2001 (the "2001 period"). Coffee pounds sold increased by approximately 403,000 pounds, or 15.9%, from approximately 2,532,000 pounds in the 2000 period to approximately 2,935,000 pounds in the 2001 period. The pounds sold increase was strongest in the convenience store channel, which grew 43.9%, largely due to the continued ramp up of sales to McLane Company, Inc. which started to purchase Green Mountain coffee for distribution to ExxonMobil convenience stores in the second fiscal quarter of 2001. The difference between the coffee pounds sold growth rate (15.9%) and the sales dollars growth (9.0%) reflects the impact of a reduction in sales prices charged to ExxonMobil convenience stores served by McLane Company, in return for lower delivery and other sales and operating costs reductions benefiting the Company.

The Company experienced a slower year-over-year growth rate in the Office Coffee Service channel in the 2001 period as compared to recent quarters. Management believes this reduced growth rate was primarily due to quality issues with Keurig® brewers and a batch of foil lids used in manufacturing the single-serve K-Cup® coffee packages for the Keurig brewing system, and potentially the impact of a slower economy. The Keurig quality issues were experienced by all licensed roasters and distributors of the Keurig brewing system and appear to have been resolved.

Gross profit increased by $1,658,000, or 21.4%, from $7,759,000 for the 2000 period to $9,417,000 for the 2001 period. As a percentage of net sales, gross profit increased 4.5 percentage points from 39.4% for the 2000 period to 43.9% for the 2001 period. The increase in gross profit as a percentage of sales was due primarily to lower green coffee costs and, to a lesser extent, reductions in other raw material prices.

Selling and operating expenses increased by $492,000, or 10.0%, from $4,912,000 for the 2000 period to $5,404,000 for the 2001 period. As a percentage of sales, selling and operating expenses increased 0.2 percentage points from 25.0% for the 2000 period to 25.2% for the 2001 period. The increase in selling and operating expense was primarily due to increases in sales, marketing and loaner equipment service technicians compensation and employee benefit costs.

General and administrative expenses increased by $307,000, or 21.9%, from $1,403,000 for the 2000 period to $1,710,000 for the 2001 period. As a percentage of sales, general and administrative expenses increased 0.9 percentage points from 7.1% for the 2000 period to 8.0% for the 2001 period. The increase in general and administrative expenses was primarily due to higher compensation, employee benefits, recruiting and relocation costs.

As a result of the foregoing, operating income increased by $859,000, or 59.5%, from $1,444,000 for the 2000 period to $2,303,000 for the 2001 period.

Interest expense decreased by $45,000, or 32.1%, from $141,000 for the 2000 period to $96,000 for the 2001 period. This decrease is due to lower interest rates as well as decreasing debt balances in fiscal 2001. The high debt balance in the 2000 period was related to repurchases of treasury stock.

Income tax expense increased $355,000, or 66.9%, from $531,000 for the 2000 period to $886,000 for the 2001 period. It is expected that the Company's effective tax rate will approximate 40% throughout the remainder of fiscal 2001 and in fiscal 2002.

Net income increased by $540,000, or 67.3%, from $802,000 for the 2000 period to $1,342,000 in the 2001 period.

Forty weeks ended July 7, 2001 versus forty weeks ended July 1, 2000

Net sales increased by $12,424,000, or 19.8%, from $62,669,000 for the forty weeks ended July 1, 2000 (the "2000 YTD period") to $75,093,000 for the forty weeks ended July 7, 2001 (the "2001 YTD period"). Coffee pounds sold increased by approximately 1,476,000 pounds, or 18.1%, from approximately 8,156,000 pounds in the 2000 YTD period to approximately 9,632,000 pounds in the 2001 YTD period. The difference between the percentage increase in net sales and the percentage increase in coffee pounds sold relates primarily to changes in Green Mountain's product sales mix. On a year-to-date basis, sales have increased fastest with products whose sales price per coffee pound is greater than the Company's traditional product line, such as the single-cup Keurig BrewedTM line of coffees. This trend is offset in part by the impact of the new ExxonMobil pricing as discussed above.

Year-to-date coffee pounds sold increases were strongest within the convenience stores channel, which grew by 30.7%, followed by the office coffee service distributors channel, which grew at a rate of 22.4%.

Gross profit increased by $6,544,000, or 26.1%, from $25,074,000 for the 2000 YTD period to $31,618,000 for the 2001 YTD period. As a percentage of net sales, gross profit from continuing operations increased 2.1 percentage point from 40.0% for the 2000 YTD period to 42.1% for the 2001 YTD period. The increase in gross profit as a percentage of sales was due primarily to lower green coffee costs.

Selling and operating expenses increased by $2,941,000, or 18.8%, from $15,603,000 for the 2000 YTD period to $18,544,000 for the 2001 YTD period, but decreased by 0.2 percentage point as a percentage of sales from 24.9% in the 2000 YTD period to 24.7% in the 2001 YTD period. The dollar increase in selling and operating expense was primarily due to increased sales personnel expenses, write-offs of receivables due to increased customer bankruptcies, and increased marketing and promotional expenses.

General and administrative expenses increased by $859,000, or 19.3%, from $4,459,000 for the 2000 YTD period to $5,318,000 for the 2001 YTD period, but remained unchanged as a percentage of sales, at 7.1% for the 2000 YTD period and the 2001 YTD period.

Operating income increased by $2,879,000, or 59.0%, from $4,877,000 for the 2000 YTD period to $7,756,000 for the 2001 YTD period.

Interest expense increased by $51,000, or 13.1%, from $389,000 for the 2000 YTD period to $440,000 for the 2001 YTD period, due primarily to higher YTD average debt levels.

Income tax expense increased $1,166,000, or 64.4%, from $1,811,000 for the 2000 YTD period to $2,977,000 for the 2001 YTD period.

Net income increased $1,658,000, or 61.0%, from $2,717,000 in the 2000 YTD period to $4,375,000 in the 2001 YTD period.

Liquidity and Capital Resources

Working capital increased $2,512,000 to $9,193,000 at July 7, 2001 from $6,681,000 at September 30, 2000. This increase is primarily due to higher accounts receivable and income tax receivables. As a percentage of sales, accounts receivable have been increasing throughout the 2001 YTD period and the Company has consequently increased its allowance for doubtful accounts.

On June 5, 2001, the Company acquired the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa in a cash transaction totaling approximately $2,480,000, including transaction costs estimated at $40,000. The preliminary allocation of the purchase price of $2,440,000 is as follows: $601,000 of inventory, $271,000 of fixed assets and $1,568,000 of goodwill and other intangibles. Cash used to fund this acquisition was obtained from the Company's line of credit with Fleet Bank - NH.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141 supercedes APB 16. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets", and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company plans on early adopting the provisions of FAS 142 in the first quarter of Fiscal 2002. Management believes the impact of adopting FAS 142 in fiscal 2002 will result in a decrease in amortization of goodwill and intangibles in the consolidated statement of operations.

During the 2001 YTD period, besides the acquisition of Frontier assets, Green Mountain had capital expenditures of $5,018,000, including $2,129,000 for production and distribution equipment (including the purchase at auction and transportation costs of two roasters amounting to approximately $939,000), $1,525,000 for equipment on loan to wholesale customers, $572,000 for computer equipment and software, and $482,000 in leasehold improvements. Once installed, the two new roasters purchased in the 2001 period are expected to increase the Company's annual roasting capacity in Waterbury, Vermont, from approximately 15 million pounds to 40 to 50 million pounds of roasted coffee.

During the 2000 YTD period, Green Mountain had capital expenditures of $3,137,000, including $1,477,000 for equipment on loan to wholesale customers, $623,000 for production and distribution equipment and $634,000 for computer equipment and software. Cash used to fund the capital expenditures in the 2001 YTD and 2000 YTD periods was obtained from net cash provided by operating activities.

The Company currently plans to make capital expenditures in fiscal 2001 of approximately $6,000,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

In the 2001 YTD period, cash flow from financing activities included $1,696,000 generated from the exercise of employee stock options and issuance of shares under the Employee Stock Purchase Plan. In addition, cash flow from operating activities included a $2,704,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options and Employee Stock Purchase Plan shares. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

The Company maintains a $15,000,000 line of credit with Fleet Bank - NH. At July 7, 2001, the outstanding balance on the Fleet line of credit was $7,990,000 and the amount remaining available was $7,010,000. The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at July 7, 2001.

Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 2001.

.

Deferred Income Taxes

The Company had net deferred tax assets of $555,000 at July 7, 2001. These assets are reported net of a deferred tax asset valuation allowance at that date of $1,821,000 (including $1,772,000 related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

Factors Affecting Quarterly Performance

Historically, the Company has experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Year-over-year quarterly earnings comparisons will also show significant variations due to the $534,000 reduction in the allowance on the State of Vermont manufacturer's investment tax credit in the fourth quarter of fiscal 2000. Another factor that will impact historical comparisons is the fact that the fourth quarter of fiscal 2000 included thirteen weeks instead of the usual twelve weeks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 27, 2000.

At July 7, 2001, the Company had $7,990,000 of debt subject to variable interest rates (the lower of Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis points increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $80,000 on an annualized basis.

Part II. Other Information

 (a) Exhibits:

3.1 Certificate of Incorporation, as Amended1

3.2 Bylaws2

10.119  Asset Purchase Agreement between Green Mountain Coffee, Inc. and Frontier Cooperative Herbs dated June 5, 2001

(b) No reports on Form 8-K were filed during the twelve weeks ended July 7, 2001.

1 Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001.

2 Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE, INC.
Date:	8/20/2001	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	8/20/2001	By: /s/ Robert D. Britt
Robert D. Britt,
Chief Financial Officer, Treasurer and Secretary