Form 10-K
period 2001-09-29
GREEN MOUNTAIN COFFEE INC
filed 2001-12-24
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 29, 2001

OR
[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _____________

Commission file number 1-12340

GREEN MOUNTAIN COFFEE, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0339228
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)
33 Coffee Lane, Waterbury, Vermont	05676
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (802) 244-5621
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.10 par value per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 30, 2001 was approximately $65,659,000 based upon the closing price of such stock on that date.

As of November 30, 2001, 6,689,313 shares of common stock of the registrant were outstanding. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

GREEN MOUNTAIN COFFEE, INC. Annual Report on Form 10-K Table of Contents

Part I
Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality arabica green coffee, terrorist activities and related events, organizational changes, the impact of a weaker economy, competition and other business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, the Company's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

PART I

Item 1. Business

Overview

Green Mountain Coffee, Inc. ("the Company" or "Green Mountain" or "Green Mountain Coffee") is a leader in the specialty coffee industry. The Company sells over 75 coffee selections through a coordinated multi-channel distribution network in its wholesale and consumer direct operations. This distribution network is designed to maximize brand recognition and product availability. The Company is one of the leading specialty coffee companies in its established markets.

The majority of Green Mountain's revenue is derived from over 7,000 wholesale customer accounts located primarily in the northeastern United States. The wholesale operation serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

The Company

The Company is a Delaware holding company formed in July 1993 whose only asset is the stock of Green Mountain Coffee Roasters, Inc. ("Roasters"), a Vermont corporation formed in 1981. This year, Roasters is celebrating 20 years of crafting great coffee. As used herein, unless the context otherwise requires, references to "the Company" or "Green Mountain" or "Green Mountain Coffee" include the Company and Roasters.

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second, and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. As used herein, unless the context otherwise requires, references to "fiscal 2001" or "fiscal 1999" represent the 52-week periods ended September 29, 2001 and September 25, 1999, respectively. Fiscal 2000 represents the 53-week period ended September 30, 2000, with its fourth fiscal quarter consisting of 13 weeks instead of the usual 12.

The Company's corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its e-mail address for investor information is investor.services@gmcr.com. The address of the Company's Internet website is www.GreenMountainCoffee.com.

The Product

Green Mountain roasts high-quality arabica coffees and offers over 75 coffee selections including single-origins, estates, certified organics, Fair Trade, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters® and Frontier® Organic Coffee brands. The Company carefully selects its coffee beans and then "appropriately roasts" the coffees to maximize their taste and flavor differences.

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

Green Mountain's roasting process is designed to maximize the flavors inherent in the coffee itself, without letting the flavor of roasting overshadow the subtleties of a particular coffee's taste. The Company believes that its distinctive roasting methods enable it to provide the same coffees at different roasting degrees to maximize their flavors and thereby satisfy varying consumer preferences.

The Company uses convection air roasters, which it believes offer a higher degree of flexibility than other commercially available roasters. In addition, the Company has developed specific roasting profiles for each bean type to establish a Green Mountain "signature" for that bean type, which the Company calls its appropriate roast®. The Company believes that this roasting process distinguishes it from other specialty coffee companies and has resulted in strong customer brand loyalty.

Green Mountain, unlike some of its competitors, also offers flavored coffees. The Company believes that flavoring its coffee during the production process, rather than providing flavor additives after brewing, provides its customers with taste consistency, convenience and economy.

The Company nitrogen flushes its packaged coffee and employs one-way valve technology in many of its packages that provides a minimum shelf life of six months for the Company's coffees. This technology enables the Company to expand its distribution while maintaining its high standards for quality and freshness.

Green Mountain coffee comes in a variety of packages including whole beans, fractional packages, and one-cup Keurig® portions. The packaging equipment for Keurig K-Cup™ portion packs is owned by Keurig, Inc. and operated by Green Mountain Coffee. Green Mountain pays a royalty to Keurig, Inc. for each K-Cup sold.

Growth Strategy

Green Mountain Coffee is focused on building the brand and profitably growing its business. At present, management believes that it can continue to grow sales on average over the next few years at a rate similar to its historical five-year average growth rate (in the range of 20 to 25 percent), by increasing market share in existing markets, expanding into new geographic markets, and selectively pursuing other opportunities, including opportunistic acquisitions. At the same time, management is working at growing earnings at a faster rate than its revenue growth rate. These statements are forward-looking and subject to the risks and uncertainties outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading, "Forward-looking information."

In recent years, the primary growth in the coffee industry has come from the specialty coffee category, driven by the wider availability of high quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge and appreciation for coffee quality. Green Mountain has been benefiting from the overall market trend plus some carefully developed and distinctive advantages over its competitors.

Green Mountain coffee is available in many different distribution channels and customer categories in its primary geographic market, the eastern United States. This multi-channel strategy provides widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain coffee is widely available throughout the day: at home in the morning, in hotels, on airplanes and trains, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, at the movie theatre, and at home again at the end of the day. The Company also has a special events vehicle that can be seen at ski races, festivals, customer locations, and other venues on the East Coast. The vehicle, along with many other special event activities, provides great sampling opportunities and visibility to the brand.

The Company believes that its coffee's convenient availability for consumer trial through convenience stores, office coffee services and food service establishments is a significant advantage and a key component of its growth strategy. As brand awareness increases through trial by consumers of the Company's coffee by the cup, demand for whole bean sales of the Company's coffee for home consumption also increases. The National Coffee Association of USA, Inc., in its National Coffee Drinking Trends through 2001 study, states that "over 80% of coffee drinkers drink coffee at home." As brand equity is built, wholesale expansion typically continues through customers such as supermarkets and specialty food stores, who in turn, sell the Company's whole bean coffee to consumers. This expansion process capitalizes upon this cup/whole bean interrelationship. The strategy is designed to further increase Green Mountain's market share in geographic areas in which it already operates in order to increase sales density and drive operational and brand-equity efficiencies.

In addition to its efforts to boost sales in its core geographic markets, the Company also seeks to introduce Green Mountain coffee in selected new markets across the United States, principally utilizing the Company's office coffee and convenience store channels. "Flagship" customers, such as American Skiing Company, Amtrak®, Delta Express, Delta Shuttle and Hershey's Chocolate World® are also key to the Company's geographic expansion strategy, as they provide great visibility and sampling opportunities.

In the consumer direct area, the Company focuses solicitations on catalog customers who buy regularly from the Company, including members of the Company's "Coffee Club," a continuity program with customized standing orders for automatic re-shipment. A large portion of the Company's efforts in the consumer direct channel have been directed towards increasing traffic on its website (www.GreenMountainCoffee.com), that along with the catalog is intended to build brand awareness nationwide and boost direct sales to consumers in the Company's less mature geographic markets.

Recent Developments

Acquisitions. On June 5, 2001, Green Mountain acquired the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa ("Frontier") for a purchase price of $2.4 million. The acquisition was made to help Green Mountain strengthen its position as a leading roaster and wholesaler of organic coffees.

Through the purchase, Green Mountain has established relationships with leading distributors and retailers of organic and natural food products including Fred Meyer (a chain of supermarkets located in the Northwestern Unites States), United Natural Foods, Inc. and the National Arbor Day Foundation. As part of the purchase transaction, Frontier and Green Mountain also entered into a distribution agreement by which Frontier will purchase and distribute organic and Fair Trade Frontier and Green Mountain Coffee Roasters branded coffees to its existing customers.

Shortly after the transaction, Green Mountain moved production of Frontier organic coffee from Urbana, Iowa to its roasting facility in Waterbury, Vermont. Today, Green Mountain roasts and sells 20 different Frontier branded organic coffees based on green coffee sources and recipes developed by Frontier. Importantly, source projects begun by Frontier in Mexico, Peru and Guatemala will continue to be maintained by Green Mountain.

New products. In May of 2000, Green Mountain Coffee Roasters signed an agreement with TransFair USA to promote Fair Trade coffee and to help with sourcing activities in countries of origin. Under the agreement, Green Mountain Coffee Roasters agreed to purchase coffee at a minimum floor price under internationally accepted Fair Trade terms from small farmer co-ops in Peru, Mexico, Guatemala and Sumatra where the Company has long-standing relationships.

In the spring of 2001, Green Mountain expanded its relationship with TransFair USA by modifying the agreement to include the Company's popular Rain Forest Nut® flavored coffee. This coffee is roasted from beans grown by a cooperative in Huatusco, Mexico. The addition of this coffee to the Fair Trade line more than doubled Green Mountain's purchase of Fair Trade coffees.

As a result of the acquisition of Frontier and the Company's increased commitment to Fair Trade Coffee, Green Mountain has become a leading wholesaler of organic and Fair Trade coffee in the United States. Between the Green Mountain Coffee Roasters and Frontier Organic Coffee brands, the Company currently roasts and packages 28 certified organic coffees and coffee blends. The Company's roasting and packaging facility is certified as organic by Quality Assurance International (QAI) of San Diego, California.

In fiscal 2002, Green Mountain expects that approximately 10% of the coffee it sells will be Fair Trade certified and/or organically grown, compared to 5% in fiscal 2001. Certified organic and Fair Trade coffees are the fastest growing segments of the specialty coffee market.

Customers. The Company continued to experience solid growth in the key channels of its wholesale business in fiscal 2001 and built stronger relationships with its major customers.

Growth in the convenience store channel was very strong, with pounds sold up 23.7% year-over-year. Exxon Mobil Corporation ("ExxonMobil") convenience stores continue to be Green Mountain's largest customer in the convenience store channel, with over 1,700 locations at September 29, 2001, including over 1,000 locations serviced by ExxonMobil's distributor McLane Company ("McLane"). This represents an increase of approximately 500 locations over the prior year.

In November 2000, the Company announced that it had signed a new five-year exclusive agreement to provide Green Mountain coffee to all corporate-owned ExxonMobil convenience stores in the United States including On the Run®, Mobil Mart®, Exxon Shop®, Tiger MartSM, Tiger ExpressSM, and TigermarketSM locations. In addition, Green Mountain coffee is now the recommended coffee for all ExxonMobil dealers and franchise operators. Under this new agreement, the Company has unbundled its pricing so that ExxonMobil pays a lower price for purchases of Green Mountain coffee and in turn, they use a third party distributor McLane, to deliver the coffee to their convenience stores thereby reducing Green Mountain's order taking and delivery cost. ExxonMobil pays for all services provided by the Company such as equipment maintenance and training on a fee-for-service basis. The new pricing was effective starting in February 2001.

The office coffee service channel grew by 17.0% from the prior year. The Company's partnership with Keurig, Inc. continued to be an important growth driver in fiscal 2001 for this channel, as the unique Keurig one-cup brewing system gained significant momentum in the marketplace. K-Cup sales made up 20.4% of total Company revenue in fiscal 2001, up from 15.7% the year before. The growth of this channel slowed in the last two quarters of fiscal 2001, primarily due to the impact of a slower economy on the office coffee market.

 The supermarket channel continued to show healthy year-over-year pounds sold growth of 9.9% in fiscal 2001. Green Mountain coffee can now be purchased at over 1,050 chain supermarket locations, up from approximately 770 last year. The addition of Fred Meyer, through the Frontier acquisition, accounted for 130 of those new locations. Among existing supermarket customers, the increase in coffee pounds sold was especially strong at Stop&Shop and Shaw's, two rapidly expanding supermarket chains in the Northeast.

In October 2001, the Company also announced that it would significantly expand its presence in 27 Kings Super Markets locations in northern New Jersey and Long Island. Kings will increase its offerings of Green Mountain coffee from 6 to 60 varieties, including Fair Trade and organic selections, and sell Green Mountain coffee by the cup in all its locations.

Coffee pounds shipped in fiscal 2001 and fiscal 2000, broken down by sales channel, are as follows:
Channel	52 weeks ended 9/29/01	53 weeks ended 9/30/00	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
Convenience Store	29.1%	26.8%	692,000	23.7%
Office Coffee Service	24.4%	23.8%	440,000	17.0%
Supermarket	24.0%	24.9%	268,000	9.9%
Restaurant	9.2%	11.2%	(78,000)	-6.4%
Other Food Service	8.3%	8.5%	107,000	11.5%
Other Retail	2.6%	2.5%	56,000	21.1%
Consumer Direct	2.4%	2.3%	50,000	20.1%
Totals	12,408,000	10,873,000	1,535,000	14.1%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note 2: Consumer Direct is comprised of direct mail and e-commerce website sales to consumers.
Note 3: Includes 62,000 coffee pounds shipped in fiscal 2001 but not received by customers at 9/29/01.

Corporate Objective and Philosophy

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

Outstanding Customer Service. Green Mountain seeks to create customers for life. The Company believes that coffee is a convenience purchase and utilizes its multi-channel distribution network to make its coffee widely and easily available to consumers for home or away-from-home consumption.

To ensure a high level of responsiveness to customer needs, the Company has established regional distribution centers to supply coffee to its wholesale customers from which customer service calls are dispatched. Green Mountain has also established relationships with some of its vendors to drop ship items directly from the vendor to the customer, thereby significantly decreasing shipping times and costs.

The Company has an on-line inventory system for its central and regional distribution centers which helps to better serve the Company's customers and to improve the Company's direct-store-delivery process and capability. Green Mountain attempts to maintain at all times adequate levels of inventory to satisfy customer demand. The Company's online ordering application on its website (www.GreenMountainCoffee.com) is fully integrated with the Company's PeopleSoft® Enterprise Resource Planning ("ERP") system and customers receive instantaneous, electronic shipping confirmations for all online orders.

Customer Coffee Education. The Company educates its wholesale customers, employees and vendor partners about the origin and preparation of coffee through a course comprised of a series of on-site training programs, tours, manuals, and hands-on learning experiences known as "Coffee College." This intensive training covers growing and harvesting; coffee tasting and cupping; grinding, filtering, and brewing; roasting and packaging; and preparing coffee beverages.

Over 400 employees of Green Mountain's customers attended Coffee College in fiscal 2001, primarily at the Company's Java University located in Waterbury, Vermont. Through a pilot program called Java U to You, the Company brought a curriculum covering coffee and the business of coffee to select customer locations in three geographic markets. Since 1997, Green Mountain Coffee also has been hosting Specialty Coffee Association of America ("SCAA") Espresso Lab training sessions for consumers and employees of other coffee companies.

The Company's consumer direct catalog and website provide an overview of the unique qualities of the different coffees from around the world and the various degrees of roast. The Company believes that educational initiatives such as these help to create advocates for its coffee and thereby engender a loyal consumer base.

Employee Development. Green Mountain Coffee seeks to be a destination workplace for its employees. The Company believes that dedication to employee training and development, as well as a highly inclusive and collaborative work environment, is vital to attracting and retaining the most highly performing, qualified, and motivated employees. The Company offers numerous educational workshops, professional seminars, a leadership development program, a series of coffee knowledge classes and many other personal and professional development opportunities including David Allen's GettingThingsDone®, and personal financial planning.

Staff development programs provide employees the motivation and ability to offer Green Mountain customers the very best quality in service, fostering long-term relationships. In addition, Green Mountain adopted the Appreciative Inquiry process as one method of business analysis, which incorporates a highly positive, inclusive and people-centered way of considering business development. The Company also offers an Educational Assistance Plan providing financial support to employees seeking to improve their skills through continuing education.

Socially Responsible Business Practices. Green Mountain is committed to conducting its business in a socially responsible manner. The Company believes that doing well financially can go hand in hand with giving back to the community, supporting coffee growers and their families, and protecting the environment. In fiscal 2001, the Company contributed over 5% of its pre-tax income to various coffee farms, cooperatives and non-profit organizations in the U.S. and in coffee-producing countries, in the form of cash, products and paid employee time. Domestically based organizations benefiting from cash or coffee product donations in fiscal 2001 included Conservation International, Coffee Kids™ , and the United Way, as well as libraries, religious organizations, schools, counseling centers and soup kitchens in markets where the Company operates. In addition to cash and product donations, the Company encourages its employees to perform volunteer work for non-profit and community-based organizations on company time for up to 2.5% of their total hours worked at the Company. In fiscal 2001, 112 employees were reimbursed by the Company for a total of 1,123 hours of volunteer community service time.

The Company is committed to improving the quality of life in coffee-producing countries by supporting projects that foster self-sufficiency and individual empowerment. For example, since January of 1998, Green Mountain has been sponsoring a very successful Coffee Kids micro-lending program around Huatusco, Mexico, to encourage the development of small family businesses. These businesses help augment the family's income and serve to diversify local economies that are currently dependent on coffee growing. The program now has over 800 participants. Other initiatives in Huatusco include funding in 2001 to the Union Regional de Productores de Café de Huatusco cooperative for improvements to their coffee milling operations and the creation of an information sharing network to enable farmers to improve quality control.

In the Oaxaca region of Mexico, where the Company's Organic Mexican Select™ coffee is grown, the Company funds a variety of projects, including a Coffee Kids micro-lending project and a women's health care project for the early detection of cervical cancer. In addition, the Company provides financial assistance to the FomCafe S.C. cooperative's quality control training program which helps farmers earn more for their coffee. In 2001, the Company also provided support to the Productores de Café La Trinidad cooperative for construction of coffee washing stations and an educational seminar for farmers.

In the Aceh Province, Indonesia, Green Mountain provided seed funding to Gayo Organic Coffee Farmer's Association ("GOCFA"), which now produces the Company's Organic Sumatran Reserve™ coffee. That project was started in partnership with ForesTrade Inc., a Vermont-based supplier of organic oils and spices. In fiscal 2001, the Company committed funding for land purchase and construction of a community center. In addition to local quality of life improvements, these programs help insure that a stable supply of quality organic coffees will be available to Green Mountain Coffee to satisfy growing consumer demand. Since 1997, GOCFA has grown from 100 original members from two villages to 455 members from five villages.

In May of 2000, Green Mountain Coffee Roasters signed an agreement with TransFair USA to promote Fair Trade coffee. Under the agreement, Green Mountain Coffee Roasters has agreed to purchase coffee at a minimum floor price under internationally accepted Fair Trade terms from the small farmer cooperatives in Peru, Mexico, Sumatra, and Guatemala where the Company has long-standing relationships. Coffee certified by TransFair USA provides an audit trail from the farm to the cup, which insures that small-scale farmers are paid a Fair Trade price for their coffee that provides them with a living wage. All of the Company's regular certified organic coffees have been certified Fair Trade, with the exception of organic coffees that originated out of the Frontier acquisition in June 2001. It is the Company's intention to convert many Frontier organic coffees to Fair Trade in the next fiscal year.

Green Mountain encourages sustainable farming practices through its Stewardship® Program. Stewardship coffees are purchased from farms and cooperatives where herbicide and pesticide use is limited and soil erosion controls are in place. Additionally, these farms demonstrate higher standards of support for their workers by providing housing, medical assistance, and an interest in the welfare of the individual worker. Many of the Company's Stewardship coffees are purchased at prices well above the Fair Trade minimum floor price, even though they are not certified Fair Trade.

Since 1990, Green Mountain has sold, under the licensed name Earth-Friendly Coffee Filters™, a line of dioxin-free and chlorine-free paper coffee filters, helping to raise consumer awareness of chlorine-free processing. The Company also provides wholesale customers who bag Green Mountain bulk coffees on their premises with biodegradable coffee bags.

In December 1999, the Company installed a 95-kilowatt cogeneration unit in its roasting facility to reduce its use of non-renewable energy sources and the impact on the environment. The unit is designed to capture heat from the power generating process to heat and power the Company's coffee roasting facility, reducing its use of both propane and externally generated electricity. It has the added benefit of reducing the risk of fire, created by power outages that can occur when the roasters, which operate at very high temperatures, suddenly lose power. The Company intends to install a second cogeneration unit in fiscal 2002.

Through responsible operational practices, from purchasing to waste management, Green Mountain strives to minimize its environmental impact. The Company uses 100% recycled Kraft-style (Geami™) paper to protect products during shipping, as well as recycled content chip-board containers and reusable containers to store and ship coffee. In addition, Green Mountain makes every attempt to divert its manufacturing waste from landfills. For example, the burlap bags which contain green coffee beans are recycled or donated for use in gardens and crafts, and pallets used in the production and distribution centers are routinely repaired and re-used. The Company also has an on-site recycling program which significantly reduces its landfill refuse volume and is available to employees for their personal use. In fiscal 2001, 142 tons of waste were recycled through this program.

Compliance with federal, state and local environmental laws and regulations does not materially impact capital expenditures, earnings or the competitive position of the Company.

Wholesale Operations

During fiscal 2001, 2000, and 1999, approximately 96%, 95%, and 95%, respectively, of Green Mountain's sales from continuing operations were derived from its wholesale operation which services accounts located primarily in the northeastern United States. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business. Unlike most of its competitors, Green Mountain's wholesale operation services a large variety of establishments, from individual upscale restaurants to major supermarket chains. This strategy enables a deeper penetration in a given geographic market, exposing consumers to the brand throughout the day in a variety of contexts. This strategy also has the advantage of limiting the dependency of the Company on a single distribution channel.

Notable accounts include:

Convenience Stores	Restaurants	Supermarkets
ExxonMobil convenience stores	Aureole Restaurant, NYC	Fred Meyer - 130 stores
Mirabito Fuel Group dba Quickway®	The Culinary Institute of America	Hannaford Bros. Co.- 142 stores
RL Vallee, Inc. dba Maplefields	New England Culinary Institute	Kash n' Karry - 141 stores
TETCO®	The Harvard Club, NYC	Kings Super Markets- 27 stores
Uni-MartsTM	Trapp Family Lodge	Price Chopper - 31 stores
Office Coffee Services	Other Food Service	Roche Bros. - 13 stores
Allied Office Products	Amtrak - Northeast corridor	Stop&Shop - 322 stores (primarily coffee by the cup)
ARAMARK Refreshment Services	American Skiing Company	Shaw's/Star Market - 152 stores
BostonbeaNTM Coffee Company	Columbia University
Corporate Coffee Systems	Delta Express and Delta Shuttle
Crystal Rock / Vermont Pure Springs	New Jersey State Aquarium
The Perrier Group of America	Stowe Mountain Resort
Springtime
U.S. Coffee

Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont and supplemented by regional distribution centers in geographical locations where the density of customer accounts so warrants. Regional distribution centers are located in Biddeford, Maine; Latham, New York; Woburn, Massachusetts; Southington, Connecticut; and Lakeland, Florida. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The Company uses third party carriers, primarily Federal Express, for shipping to customers not supported by a regional distribution center.

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

The wholesale operation has 36 area sales managers and regional sales managers assigned to geographic territories, reporting to a national sales manager. The wholesale area sales territories are concentrated in the eastern United States, with an additional presence in Illinois and Michigan. In addition to geographic sales personnel, the Company has a sales staff of 12 focused on supermarket accounts, a sales group of 11 individuals dedicated to office coffee service accounts, a national convenience stores sales manager, an international sales account manager and a national food service manager, to help provide more focused customer support and service.

Wholesale coffee pounds by geographic region (as a percentage of total wholesale coffee pounds shipped) are as follows:

Region	52 wks. ended 9/29/01	53 wks. ended 9/30/00	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
Northern New England	31.0%	33.2%	207,000	5.9%
Southern New England	24.2%	24.5%	330,000	12.7%
Mid-Atlantic	21.4%	21.8%	273,000	11.8%
South Atlantic	8.0%	6.8%	248,000	34.0%
South Central	3.3%	0.6%	345,000	583.9%
Midwest	2.3%	2.5%	13,000	4.9%
West	2.1%	1.5%	100,000	65.6%
Multi-Regional	6.6%	8.0%	(50,000)	-5.9%
International	1.1%	1.1%	19,000	16.9%
Totals	12,109,000	10,624,000	1,485,000	14.0%

Note 1: Excludes coffee pounds shipped in the Consumer Direct channel.
Note 2: The allocation by region of coffee pounds shipped to certain McLane warehouses for distribution to ExxonMobil convenience stores has been estimated.

Consumer Direct Operations

The Company publishes catalogs and maintains an Internet website to market over 60 coffees, coffee-related equipment and accessories, as well as gift assortments and gourmet food items covering a wide range of price points. Consumer direct sales accounted for approximately 4%, 5%, and 5% of total sales from continuing operations in fiscal 2001, 2000, and 1999, respectively. Green Mountain's Customer Care representatives provide coffee consultations and education on the various attributes of the Company's coffee selections as they process a consumer's order.

In fiscal 2001, approximately 34% of the Company's consumer direct revenue was derived from over 5,600 members of its "Coffee Club," a continuity program with customized standing orders for re-shipment. In the same period, catalog sales from non-Coffee Club individual consumers accounted for approximately 43% of consumer direct revenue, and another 3% were derived from the Company's Corporate Gifting program.

The Green Mountain website (www.GreenMountainCoffee.com) generated 20% of total consumer direct revenue in fiscal 2001, up from 14% in fiscal 2000. The Company's website, which runs on PeopleSoft eStore software, allows Green Mountain Coffee to leverage the Internet, phone, e-mail and mail to provide the best possible customer fulfillment and service.

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

Cyclical swings in commodity markets, based upon supply and demand, are common and it is largely expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, and this situation is likely to persist in the short term. The Company believes that the low coffee price ranges generally experienced in recent years are not considered high enough to support proper farming and processing practices, impacting the overall supply of the top grade coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support world consumption of the top grades of coffees.

The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain believes this approach is the best way to provide its customers with a fair price for its coffee. The Company believes there is significant risk in fixing prices further in the future, since the true available supply of green coffee from around the world is not readily known. At September 29, 2001, the Company had approximately $10.7 million (for 11.7 million pounds) in purchase commitments, of which approximately 83% had a fixed price. Approximately 58% of the Company's estimated coffee requirements through September 28, 2002, the end of its 2002 fiscal year, had been contracted for as of September 29, 2001. Some of the fixed coffee purchase commitments entered into in fiscal 2001 extend through calendar 2004, as the Company made a decision to enter into long-term contracts with specific coffee sources to ensure a consistent supply of high quality coffee. In addition, the Company does from time to time purchase coffee futures contracts and coffee options to provide additional protection when it is not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

The Company generally tries to pass on coffee price increases and decreases to its customers. Since coffee has come down from its 1997 highs, the Company has decreased its prices several times. In general, there can be no assurance that the Company will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Similarly, rapid, sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory and purchase commitments. Green Mountain roasts over 25 different types of green coffee beans to produce its more than 75 coffee selections. If one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

Green Mountain purchased approximately 20% of its coffee from specifically identified farms, estates, cooperatives and cooperative groups in fiscal 2000, and close to 25% of its total coffee purchases in fiscal 2001. The Company expects to increase this amount to as much as 30% in fiscal 2002. The Company believes its "farm direct" strategy will result in improved product quality, product differentiation, and long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.

Significant Customers

The extensive network of ExxonMobil convenience stores, corporate-owned or managed by independent franchisees, and including ExxonMobil's distributor McLane, accounted for approximately 16.4% of net sales from continuing operations in fiscal 2001, compared to 17.0% of sales in fiscal 2000. Since February 2001, under a new five-year distribution agreement with ExxonMobil, all corporate-owned locations as well as a number of franchisee-owned locations must purchase their coffee from McLane, with McLane becoming the direct customer of Green Mountain Coffee. Under this agreement, ExxonMobil remains a key customer of the Company as it provides sampling opportunities for a large number of potential new consumers throughout the country.

Competition

The specialty coffee market is highly competitive, and Green Mountain competes against all sellers of specialty coffee. In the office coffee, convenience store and food service arenas, Sara Lee, Procter & Gamble and New England Coffee are competitors. Green Mountain Coffee was the first roaster to sell its coffee in Keurig's innovative one-cup brewing system, used primarily in the office coffee service market, and the Company has established a dominant position in the sale of one-cup Keurig portions. The Company does however now compete for Keurig sales with four other North American roasters: Diedrich Coffee, Procter & Gamble's Millstone®, Timothy's, and most recently, Van Houtte, a vertically integrated roaster and office coffee service distributor operating in Canada and the United States.

In the supermarket channel, Starbucks, a leading independent specialty coffee retailer, has a significant presence nationwide. Starbucks has a distribution agreement with Kraft Foods to place Starbucks coffee in supermarkets along with Kraft's Maxwell House® coffee. Additionally, the Company also competes with "commercial" coffee roasters, to the extent that it is also trying to "upsell" consumers to the specialty coffee segment. A number of large consumer goods multinationals have divisions or subsidiaries selling specialty coffees, a significant portion of them having been developed through the acquisition of independent brands. For example, Procter & Gamble distributes the premium coffee products Millstone and Brothers in many supermarkets nationwide, which compete with Green Mountain's coffee.

In the consumer direct channel, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies.

The Company expects intense competition, both within its primary geographic territory, the eastern United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

The Company competes primarily by providing high quality coffee, easy access to its products and superior customer service. The Company believes that its ability to provide a convenient network of outlets from which to purchase coffee is an important factor in its ability to compete. Through its multi-channel distribution network of wholesale and consumer direct operations and its cup/whole bean strategy, the Company believes it differentiates itself from many of its larger competitors, who specialize in one primary channel of distribution. The Company also believes that one of the distinctive features of its business is that it is one of the few coffee companies that roasts its coffees individually, varying both the degree and timing of the roast to maximize a coffee's particular taste characteristics. Finally, the Company believes that being an independent roaster allows it to be better focused and in tune with its wholesale customers' needs than its larger, multi-product competitors. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.

Seasonality

Historically, the Company has experienced variations in sales from quarter-to-quarter due to the peak November-December holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather, and special or unusual events.

Intellectual Property

The Company is the owner of certain trademarks and service marks and the United States trademark and service mark registrations thereon, including Green Mountain Coffee®, Green Mountain Filters®, Green Mountain Coffee Roasters®, Nantucket Blend®, Rain Forest Nut®, Stewardship®, Green Mountain Coffee Roasters and Design ®, Stewardship Coffee and Design®, Vermont Country Blend®, Café Vermont®, Mocha Almond Chiller®, You're Following the Leader®, Tapestry Blend Dark®, Appropriate Roast®, Autumn Harvest Blend®, Fresh From the Roaster® and It's a Jungle Out There - Let's Keep It That Way®. The Company anticipates maintaining the United States registrations appearing above with the United States Patent and Trademark Office. The Company is also the owner of other trademarks and service marks, including Lake & LodgeTM, Organic Sumatran ReserveTM, La EsperanzaTM, Monté VerdéTM, Sip and Relax, You're on Green Mountain TimeTM, and The Ultimate Office CoffeeTM.

The Company has applied for United States registration of certain of the marks appearing above. In addition, the Company has registered the mark "Green Mountain Coffee Roasters" in the United Kingdom and in the European Union. In Canada, the Company has registered the mark "Green Mountain Coffee" and has a pending application for registration of the mark "Green Mountain Coffee Roasters." The Company has a pending Taiwanese application for registration of the mark "Green Mountain Coffee Roasters," and pending Brazilian applications for registration of the marks "Green Mountain Coffee Roasters and Design," and "Green Mountain Coffee." The Company has a limited, royalty-free license to reproduce a painting by artist Corliss Blakely on its labels and marketing materials.

The Company has an irrevocable, perpetual royalty-free license to use the mark "Earth-Friendly Coffee Filters" in connection with coffee filters. The Company also has a limited license to use the marks "Kona Mountain Coffee" and "Kona Mountain Estate" in connection with its Kona coffee worldwide (excluding Hawaii), all subject to the terms of the agreements under which these licenses are granted. The Company does not hold any patents. In connection with Company's acquisition of the coffee business of Frontier, Frontier granted the Company an exclusive, worldwide license to use Frontier's marks "Frontier®" and "Joe Bean®" in connection with the manufacture, sale and marketing of certain whole bean and ground roasted coffee products for a five year period commencing June 5, 2001 subject to the terms of the agreement under which the license is granted. In connection with the sale and distribution of coffee and Keurig brewing system, the Company has a limited, non-exclusive license to use the mark "Keurig®" and other marks owned by Keurig, Inc., subject to the terms of the agreement under which the license is granted. The Company believes these trademarks, service marks and licenses will continue to be important to its success.

Employees

As of September 29, 2001, the Company had 458 full-time employees and 55 part-time employees. The Company supplements its workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December Holiday Season. The Company believes that it maintains good relations with its employees.

Item 2. Properties

The Company leases one principal manufacturing, warehousing and distribution facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 96,000 square feet of usable space which includes a 36,000 square foot mezzanine area. The lease on this building expires in 2007. The Company's other facilities, all of which are leased, are as follows:

Type	Location	Approximate Square Feet	Expiration of Lease
Warehouse/ Distribution/ Service Space	Woburn, MA Southington, CT Demeritt Place, Waterbury, VT Waterbury, VT Waterbury, VT (Factory Outlet) Biddeford, ME Latham, NY Lakeland, FL	10,580 11,200 12,000 3,000 1,100 10,000 7,500 7,200	2006 2006 2003 month-to-month month-to-month 2011 2002 2003
Administrative Offices	Coffee Lane, Waterbury, VT Demeritt Place, Waterbury, VT Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT Pilgrim Park II, Waterbury, VT	4,000 10,000 8,680 3,000 8,000	2001 2003 2003 month-to-month 2003
Company-Owned Retail Stores (Discontinued Operations)	Latham, NY (1) Portland, ME(1) So. Portland, ME(1)	2,300 2,300 1,270	2007 2002 2007
(1) The Company has this entire space subleased as of December 10, 2001.

The Company believes that its facilities are generally adequate for its current needs and that suitable additional production and administrative space will be available as needed for the remainder of fiscal 2002.

Item 3. Legal Proceedings

The Company is not currently party to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended September 29, 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(a) Price Range of Securities

The Company's common stock trades on the NASDAQ National Market under the symbol GMCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

		High	Low
Fiscal 2000	16 weeks ended January 15, 2000 12 weeks ended April 8, 2000 12 weeks ended July 1, 2000 13 weeks ended September 30, 2000	$ 4.750 $ 7.688 $ 10.00 $ 9.563	$ 3.500 $ 4.625 $ 7.188 $ 6.438
Fiscal 2001	16 weeks ended January 20, 2001 12 weeks ended April 14, 2001 12 weeks ended July 7, 2001 12 weeks ended September 29, 2001	$ 29.469 $ 27.313 $ 36.170 $ 42.000	$ 9.375 $ 14.500 $ 18.800 $ 22.180
Fiscal 2002	September 30, 2001 to November 30, 2001	$28.500	$ 19.790

 (b) Number of Equity Security Holders

As of November 30, 2001, the number of record holders of the Company's common stock was 570.

(c) Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

On December 4, 2000, the Company announced that its Board of Directors had approved a two-for-one common stock split effected in the form of a 100% common stock dividend. The record date of the dividend was December 28, 2000, and the payment date was January 11, 2001. The stock split was intended to benefit stockholders by placing more shares in the market, thus helping to increase trading activity and further improve the stock's liquidity. All share amounts and share prices presented in this report on Form 10-K reflect this two-for-one stock split.

Item 6. Selected Financial Data

Fiscal Years Ended
Sept. 29, 2001		Sept. 30, 2000 (1)	Sept. 25, 1999	Sept. 26, 1998	Sept. 27, 1997
(In thousands, except per share data)
Coffee pounds shipped(2)	12,408	10,871	9,004	7,739	6,239
Net sales from continuing operations (2)	$ 95,576	$ 84,001	$ 64,881	$ 55,825	$ 42,908
Income from continuing operations (2)	$ 5,782	$ 4,153	$ 2,247	$ 340	$ 1,539
Income per share from continuing operations - diluted (2)	$ 0.80	$ 0.59	$ 0.32	$0.05	$ 0.22
Total assets	$ 34,496	$ 27,244	$ 23,878	$ 24,563	$ 23,544
Long-term obligations	$ 6,256	$ 8,783	$ 4,964	$ 10,191	$ 5,965

1 The fiscal year ended September 30, 2000 is a 53-week year. All other fiscal years represented are 52-week years.
2 Excludes results of the Company's discontinued company-owned retail stores operation.

There were no cash dividends paid during the past five fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking information

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality arabica green coffee, terrorist activities and related events, organizational changes, the impact of a weaker economy, competition and other business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, the Company's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Overview

Green Mountain Coffee, Inc. is a leader in the specialty coffee industry. The Company roasts high-quality arabica coffees and offers over 75 coffee selections, including single-origins, estates, certified organics, Fair Trade, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters® and Frontier® Organic Coffee brands. Green Mountain sells its coffees to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

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

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 2001 and fiscal 1999 represent the 52 week-periods ended September 29, 2001 and September 25, 1999, respectively. Fiscal 2000 represents the 53 week-period ended September 30, 2000, with the fourth fiscal quarter of fiscal 2000 consisting of 13 weeks instead of the usual 12 weeks.

Coffee Prices, Availability and General Risk Factors

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, and this situation is likely to persist in the short term. The Company believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In recent years, while the "C" price has been at or near historic lows, differentials have generally been on the rise.

In the past, the Company generally has been able to pass increases in green coffee costs to its customers. However, there can be no assurance that the Company will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 75 coffee selections, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company and its profitability.

The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, the Company, from time to time, enters into futures contracts and buys options to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these activities are described in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

The Company expects to face increasing competition in all its markets, as competitors improve the quality of their coffees to make them more comparable to Green Mountain's. In addition, specialty coffee is now more widely available, and a number of competitors benefit from substantially larger promotional budgets following, among other factors, the acquisition of specialty coffee companies by large, consumer goods multinationals. The Company expects that the continued high quality and wide availability of its coffee across a large array of distribution channels, combined with the added-value of its customer service processes will enable Green Mountain to successfully compete in this environment, although there can be no assurance that it will be able to do so.

Results from Operations

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

Fiscal years ended
	Sept. 29, 2001	Sept. 30, 2000	Sept. 25, 1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	57.2%	60.1%	60.5%

Gross profit	42.8%	39.9%	39.5%

Selling and operating expenses	24.9%	24.7%	25.2%
General and administrative expenses	7.3%	7.0%	7.2%
Loss on abandonment of equipment	-	0.2%	0.4%

Operating income	10.6%	8.0%	6.7%

Other income	0.0%	0.1%	0.0%
Interest expense	(0.5)%	(0.7)%	(1.1)%

Income from continuing operations before income taxes	10.1%	7.4%	5.6%

Income tax expense	(4.0)%	(2.5)%	(2.1)%

Income from continuing operations	6.1%	4.9%	3.5%

Discontinued operations:
Income on disposal, net of tax benefits	0.1%	0.1%	0.3%

Net income	6.2%	5.0%	3.8%
	=====	=====	=====

Fiscal 2001 versus Fiscal 2000

Net sales from continuing operations increased by $11,575,000, or 13.8%, from $84,001,000 in fiscal 2000 to $95,576,000 in fiscal 2001. Coffee pounds shipped increased by approximately 1,535,000 pounds, or 14.1%, from 10,873,000 pounds in fiscal 2000 to 12,408,000 pounds in fiscal 2001. It is estimated that without the extra week in the 2000 fiscal year, the year-over-year increases in sales dollars and coffee pounds shipped would have been 16.0% and 16.4%, respectively. The difference between coffee pounds growth and dollar sales growth was due primarily to the successful expansion of the Company's business with ExxonMobil convenience stores, which under a new agreement involves lower sales prices but also lower costs. Coffee pounds shipped growth came primarily from the convenience store channel (+692,000 lbs), office coffee channel (+440,000 lbs), and the supermarket channel (+268,000 lbs).

For fiscal year 2002, management anticipates growth in coffee pounds shipped in the range of 18% to 20%, and dollar sales growth in the range of 15% to 17%. It is expected that this growth will be concentrated in the third and fourth fiscal quarter of fiscal 2002, with coffee pounds growth and dollar sales growth in the first quarter more in the range of 14% to 16%, and 7% to 9%, respectively.

Green Mountain's gross profit from continuing operations increased by $7,326,000, or 21.8%, from $33,536,000 in fiscal 2000 to $40,862,000 in fiscal 2001. Gross profit as a percentage of net sales increased 2.9 percentage points from 39.9% in fiscal 2000 to 42.8% in fiscal 2001. The gross profit increase was primarily due to lower green coffee costs and was partially offset by increased sales of products with lower gross margins, such as the single-cup Keurig line of coffees. In fiscal 2002, gross margin is expected to decrease to a range of 41% to 43% as a percentage of sales due to increased pressures on sales prices. However, in the first quarter of fiscal 2002, gross profit is anticipated to be in the range of 44% to 46%.

Selling and operating expenses from continuing operations increased by $3,022,000, or 14.6%, from $20,747,000 in fiscal 2000 to $23,769,000 in fiscal 2001, and increased 0.2 percentage points as a percentage of net sales from 24.7% in fiscal 2000 to 24.9% in fiscal 2001. The dollar increase was primarily a function of supporting the Company's increased revenues. Specifically, the increase in selling and operating was due to increased sales, sales support and marketing personnel expenditures ($1,380,000), as well as an increase in bad debt expense ($469,000).

General and administrative expenses from continuing operations increased by $1,085,000, or 18.4%, from $5,887,000 in fiscal 2000 to $6,972,000 in fiscal 2001. As a percentage of net sales, this change represents a 0.3 percentage point increase from 7.0% in fiscal 2000 to 7.3% in fiscal 2001. The increase is primarily due to higher compensation and benefits expenses, travel, recruiting and relocation costs.

For the reasons outlined above, operating income increased by $3,354,000, or 49.6%, from $6,767,000 in fiscal 2000 to $10,121,000 in fiscal 2001. As a percentage of sales, operating income increased 2.6 percentage points from 8.0% in fiscal 2000 to 10.6%. It is anticipated that operating expenses as a percentage of sales will decrease 1.0% to 2.5% over fiscal 2002, as the Company continues to grow sales and leverage expenses. However, operating expenses as a percentage of sales are expected to increase in the first quarter of fiscal 2002 when compared to fiscal 2001 levels.

Interest expense from continuing operations decreased $50,000, or 8.6%, from $583,000 in fiscal 2000 to $533,000 in fiscal 2001 due to successive reductions in interest rates throughout the year.

Income tax expense from continuing operations increased $1,766,000, or 84.9%, from $2,079,000 in fiscal 2000 to $3,845,000 in fiscal 2001. The increase in the Company's effective tax rate, from 33% for fiscal 2000 to 40% for fiscal 2001, is due to a reduction during the fourth quarter of fiscal 2000 of the deferred tax asset valuation allowance previously recorded on the manufacturer's investment tax credit from the State of Vermont. The reduction was based upon management's best estimate of future taxable income and that portion which is expected to be allocable to Vermont on which the credit could be applied.

It is expected that the Company's effective tax rate in future periods will continue to approximate 40%. However, there is uncertainty around the amount of the Vermont manufacturer's tax credit that will ultimately be realized. Use of the credit is dependent on many factors, including how much taxable income the Company generates, how much of that income is allocable to Vermont, and how many disqualifying dispositions occur.

For the reasons outlined above, income from continuing operations increased $1,629,000, or 39.2%, from $4,153,000 in fiscal 2000 to $5,782,000 in fiscal 2001.

During the third quarter of fiscal 1998, the Company recorded a loss of $1,259,000 (net of a tax benefit of $834,000) on disposal of its company-owned retail stores operation. During the second quarter of fiscal 1999, after having sold or closed all of its stores, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs. In the fourth quarter of fiscal 2001 and fiscal 2000, the Company reduced its estimate by another $199,000 ($118,000 net of tax) and $100,000 ($60,000 net of tax), respectively, due to lower than expected lease termination costs. The Company does not anticipate incurring any material additional costs related to the disposal of the company-owned retail stores.

Net income increased $1,687,000, or 40.0%, from $4,213,000 in fiscal 2000 to $5,900,000 in fiscal 2001.

Fiscal 2000 versus Fiscal 1999

Net sales from continuing operations increased by $19,120,000, or 29.5%, from $64,881,000 in fiscal 1999 to $84,001,000 in fiscal 2000. Coffee pounds sold increased by approximately 1,869,000 pounds, or 20.7%, from 9,004,000 pounds in fiscal 1999 to 10,873,000 pounds in fiscal 2000. The percentage increase in net sales was higher than the percentage increase in coffee pounds, due to increased sales of convenience coffee products (such as the Keurig K-Cups) with higher sales prices per pound and increased sales of non-coffee items, such as the new Monté Verdé line of frozen granita and hot cappuccino beverages. It is estimated that without the extra week in the 2000 fiscal year, the year-over-year increases in sales dollars and coffee pounds sold would have been 26.9% and 18.4%, respectively.

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

Income tax expense from continuing operations increased $703,000, or 51.1%, from $1,376,000 in fiscal 1999 to $2,079,000 in fiscal 2000. The decrease in the Company's effective tax rate, from 38% for fiscal 1999 to 33% for fiscal 2000, is due to the reduction of the deferred tax asset valuation allowance mentioned above.

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

Liquidity and Capital Resources

Working capital increased $1,864,000 to $8,545,000 at September 29, 2001 from $6,681,000 at September 30, 2000. This increase is primarily due to an increase in income taxes receivable, higher inventory, as well as higher accounts receivable, and was partially offset by higher accrued expenses.

Net cash provided by operating activities from continuing operations increased by $4,249,000, or 56.7%, from $7,489,000 in fiscal 2000 to $11,738,000 in fiscal 2001. This increase is primarily due to the net income and the tax benefit from exercises of non-qualified stock options, and was offset by increases in income taxes receivable, inventory and accounts receivable. Cash flows from operations were partially used to fund capital expenditures in fiscal 2001.

On June 5, 2001, the Company acquired the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa in a cash transaction totaling approximately $2,474,000, including transaction costs estimated at $34,000. The allocation of the purchase price of $2,440,000 was as follows: $601,000 of inventory, $271,000 of fixed assets, $125,000 of intangible assets and $1,443,000 of goodwill. Cash used to fund this acquisition was obtained from the Company's line of credit with Fleet Bank - NH.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company plans on adopting the provisions of FAS 142 in the first quarter of fiscal 2002. This adoption will result in the elimination of goodwill amortization in fiscal 2002.

In fiscal 2001, besides the acquisition of Frontier's assets, Green Mountain had capital expenditures of $6,666,000, including $2,938,000 for production and distribution equipment (including the purchase at auction and transportation costs of two roasters amounting to approximately $1,257,000), $1,875,000 for equipment on loan to wholesale customers, $725,000 in leasehold improvements and $709,000 for computer equipment and software. Once installed, the two new roasters purchased in fiscal 2001 are expected to increase the Company's annual roasting capacity in Waterbury, Vermont, from approximately 15 million pounds to 40 to 50 million pounds of roasted coffee.

During the 2000 fiscal year, the Company made capital expenditures of $4,597,000, including $2,025,000 for equipment on loan to wholesale customers; $1,330,000 for computer equipment and software; $766,000 for production and distribution equipment; $331,000 for leasehold improvements and fixtures; and $145,000 for vehicles.

The Company currently plans to make capital expenditures in fiscal 2002 in the range of $6,500,000 to $7,500,000. Approximately $3.5 million will be invested in its Waterbury, Vermont roasting facility to complete different projects including the installation of the two roasters purchased in fiscal 2001 and the related new roasted bean storage bin system, as well as the addition of three new packagers. However, management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates. Depreciation expense is expected to be in the range of $4.1 million to $4.3 million in fiscal 2002.

In the 2000 fiscal year, the Company used $1,852,000 of its cash flow from operations to repurchase 378,972 of its outstanding shares in the open market. In addition, on May 22, 2000, the Company concluded a Dutch Auction self-tender offer and accepted for purchase all 557,316 shares tendered at a purchase price of $8 per share. The total cost of this self-tender offer amounted to approximately $4,523,000, including $64,000 of associated transaction costs. At September 29, 2001 and September 30, 2000, the Company held 1,137,506 shares of treasury stock at an average per share cost of $6.18.

To finance the cost of the Dutch Auction self-tender offer referenced above and other general corporate purposes, the Company amended its credit facility with Fleet Bank -NH ("Fleet") on April 7, 2000. The amendment provides for an expanded revolving line of credit of $15,000,000, which matures on March 31, 2003 and is not subject to a borrowing base formula. The interest paid on the line of credit varies with the prime, LIBOR and Bankers Acceptance rates, plus a margin based on a performance price structure. On September 29, 2001, a total of $6,000,000 was outstanding under the line of credit and the average interest rate was 4.46%. The facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at September 29, 2001.

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

Interest rate risks

At September 29, 2001, the Company had $6,000,000 of debt subject to variable interest rates (Fleet Bank's prime rate, Banker's Acceptance or LIBOR rates) plus a margin based on a performance price structure. A 100 basis point increase in interest rates would increase annual interest expense by approximately $60,000.

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

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company's gross profit margins can be significantly impacted by changes in the price of green coffee. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. At September 29, 2001, the Company had approximately $10.7 million (for 11.7 million pounds) in purchase commitments, of which approximately 83% had a fixed price. Approximately 58% of the Company's estimated coffee requirements through September 28, 2002, the end of its 2002 fiscal year, had been contracted for as of September 29, 2001. Some of the fixed coffee purchase commitments entered into in fiscal 2001 extend through calendar 2004, as the Company made a decision to enter into long-term contracts with specific coffee sources to ensure a consistent supply of high quality coffee.

In addition, the Company regularly uses commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At September 29, 2001, the Company held outstanding coffee futures contracts with a fair value of ($369,000). The corresponding deferred losses of ($369,000), or ($219,000) net of tax, were classified as other comprehensive income. At September 29, 2001, the average settlement price used to calculate the fair value of the contracts outstanding was $0.50. If the settlement price drops on average by 10%, the additional loss incurred will be approximately $109,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2002.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain biographical information regarding each executive officer and director of the Company is set forth below:
Name	Age	Position	Position held since
Robert P. Stiller	58	Chairman of the Board, President and Chief Executive Officer	1993
Robert D. Britt	46	Director, Chief Financial Officer, Vice President, Treasurer and Secretary	1993
Kathryn S. Brooks	46	Vice President	2001
Paul Comey	51	Vice President	1993
Kevin G. McBride	46	Vice President	1999
James K. Prevo	48	Vice President	1997
Stephen J. Sabol	40	Director and Vice President	1993
Jonathan C. Wettstein	53	Director and Vice President	1993
William D. Davis (1)	52	Director	1993
Jules A. del Vecchio (1)	58	Director	1993
Hinda Miller (1)	51	Director	1999
David E. Moran (1)	48	Director	1995

1) Member of Audit and Compensation Committees of the Board of Directors

Executive Officers of the Registrant

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

Kathryn S. Brooks has served as Vice President of Human Resources and Organization Development since April 2001. From April 1998 to April 2001, Ms. Brooks was Senior Vice President of Human Resources at Webster Bank, a financial services company. From May 1997 to April 1998, Ms. Brooks was President of Human Resources Professional Services, a management consulting company. From May 1992 to May 1997, Ms. Brooks served as Vice President of Human Resources at Bombardier Capital.

Paul Comey has served as Vice President of Facilities and Process Engineering of Roasters since June 1993. From March 1986 to May 1993, Mr. Comey was the owner and principal consultant of Baseline Solutions, a company engaged in providing consulting services to the coffee industry, including the Company.

Kevin G. McBride has served as Vice President of Sales and Marketing for Roasters since October 2001. Prior to that, Mr. McBride was the Company's Vice President of Marketing since August 1999. Prior to this, from March 1998 until May 1999, Mr. McBride was President of BGC Acquisition Corporation, a private investment company. From January 1997 until December 1997, he was employed by Sunbeam Corporation as Vice President of Marketing and Product Development. From January 1994 until June 1996, Mr. McBride was Vice President of Consumer Marketing of Circle K Stores, Incorporated.

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

Stephen J. Sabol has served as Vice President of Development of Roasters since October 2001. Mr. Sabol was Vice President of Sales of Roasters from September 1996 to September 2001. Prior to that, Mr. Sabol served as Vice President of Branded Sales of Roasters from August 1992 to September 1996. From September 1986 to August 1992, Mr. Sabol was the General Manager of Roasters responsible for overall performance of the wholesale division in Maine and New Hampshire.

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

William D. Davis is an owner and a board member of Rondele Acquisition LLC, d/b/a Rondele Specialty Foods. Mr. Davis joined Rondele Foods as Partner in January 1996, and became Chairman of Rondele Specialty Foods (a newly formed company) in December 1998. Mr. Davis was also President and Chief Executive Officer of ChefExpress.net, Inc., an integrated food solution company, from January 2000 to June 2001. Mr. Davis also served as Partner of Waterbury Holdings of Vermont, a specialty foods holding company, from March 1995 to December 1998. Mr. Davis was CEO of Waterbury Holdings from March 1995 through January 1998. In his association with Waterbury Holdings, Mr. Davis held the position of Partner and CEO of the company's affiliates including McKenzie LLC, All Season's Kitchen LLC, Franklin County Cheese Corporation, and Frank Hahn Incorporated.

Jules A. del Vecchio is currently a Vice President of New York Life Insurance Company and is responsible for communications and agent management and training. Mr. del Vecchio has been affiliated with New York Life Insurance Company since 1970.

Hinda Miller is currently President of DeForest Concepts, a consulting firm specializing in small business and the promotion of women entrepreneurs, and a member of several Boards of Directors, including Vermont Country Store and New England Culinary Institute. Ms. Miller co-founded Jogbra, Inc. in 1977, the original maker of the "jogbra" women's sports garment. Ms. Miller served as President of Jogbra, Inc. from 1977 until 1990, and continued to serve as such when the company was purchased by Playtex Apparel, Inc. in 1990. In 1991, when Playtex Apparel was sold to Sara Lee Corp., Ms. Miller continued her leadership as President until 1994. In May 1994, she became CEO of the Champion Jogbra division of Sara Lee. From January 1996 through December 1997, Ms. Miller served as Vice President of Communications for the same division.

David E. Moran is currently President of Fusion5, an innovation consulting company. From July 1992 through July 1999, Mr. Moran was a Partner in the Cambridge Group, a management consulting company focused on marketing. Before joining the Cambridge Group, he was a partner at Marketing Corporation of America from July 1984 to June 1992. Earlier in his career Mr. Moran spent ten years in brand management at General Foods and International Playtex. While at General Foods, he was Brand Manager of several of its Maxwell House coffee brands.

Officers are elected annually and serve at the discretion of the Board of Directors. None of the Company's directors or officers has any family relationship with any other director or officer, except for Robert P. Stiller and Jules A. del Vecchio, whose wives are sisters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and the NASDAQ. SEC rules require reporting persons to supply the Company with copies of these reports.

Based solely on its review of the copies of such reports received and written representations from reporting persons, the Company believes that with respect to the fiscal year ended September 29, 2001, all reporting persons timely filed the required reports except for Mr. Stiller and Mrs. Miller, who each filed one late report covering one transaction.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the aggregate compensation, cash and non-cash, awarded to, earned by or paid by the Company to its President and Chief Executive Officer and to the four highest-paid executive officers whose annual compensation (consisting solely of base salary and bonus, if any) exceeded $100,000 for the year ended September 29, 2001 (the "Named Executive Officers"):

		Annual compensation				Long-term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Compensation ($)		Securities Underlying Stock Options (6)		Other Compensation ($) (7)

Robert P. Stiller
Chairman of the Board of Directors,	1999	251,843	100,000	193	(1)	-		-
President and Chief	2000	356,731	250,101	-		-		-
Executive Officer	2001	350,000	100,235	-		200,000	(3)	2,260

Robert D. Britt
Vice President,	1999	138,257	15,000	3,952	(1)	20,000	(2)(3)	-
Treasurer, Secretary	2000	154,333	31,242	3,548	(1)	-		-
and Director	2001	154,275	20,859	4,905	(1)	20,000	(3)	2,260

Kevin G. McBride (5)
Vice President,	1999	15,574	47,000	-		150,000	(3)	-
Marketing	2000	177,885	27,614	-		-		-
	2001	174,038	23,070	-		15,000	(3)	2,260

Stephen J. Sabol
Vice President of	1999	139,591	55,000	81,938	(4)	20,000	(3)	-
Sale and Director	2000	142,871	47,627	5,053	(1)	-		-
	2001	140,175	30,542	5,336	(1)	20,000	(3)	2,037

Jonathan C. Wettstein
Vice President of	1999	142,929	15,000	3,898	(1)	20,000	(2)(3)	-
Operations	2000	152,885	37,607	4,362	(1)	-		-
and Director	2001	150,000	25,522	5,106	(1)	20,000	(3)	2,260

(1) Represents matching contributions to the Company's 401(k) Plan.

(2) The term of outstanding options to purchase 47,148 shares held by Mr. Britt and 47,148 shares held by Mr. Wettstein were extended on December 21, 1999 for an additional five years and now expire in 2008. The exercise price of these options exceeded the fair market value of the common stock at the date of the extension.

(3) Represents shares of common stock issuable upon exercise of options granted under the Company's 1993, 1999 and/or 2000 Stock Options Plans.
(4) Represents $77,816 of compensation related to the reimbursement of taxes paid on certain option exercise income and $4,122 of matching contributions to the Company's 401(k) Plan.
(5) Excludes compensation paid to Mr. McBride who served as a consultant to the Company prior to being hired as its Vice President, Marketing in August 1999.
(6) All share amounts presented reflect the 2-for-1 split effective January 11, 2001.

(7) Represents the market value of shares as of April 30, 2001 allocated to an account established for the Named Executive Officer's benefit pursuant to the Company's Employee Stock Ownership Plan ("ESOP")

Options Grants in last fiscal year

Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share ($)	Expiration Date	Present Value at Date of Grant (2) ($)
Robert P. Stiller (3)	200,000	45.0%	$14.0938	12/20/05	$1,892,000
Robert D. Britt	20,000	4.5%	9.4375	10/02/10	142,000
Kevin G. McBride	10,000	2.3%	9.4375	10/02/10	71,000
Stephen J. Sabol	20,000	4.5%	9.4375	10/02/10	142,000
Jonathan C. Wettstein	20,000	4.5%	9.4375	10/02/10	142,000

(1) The options, which were granted under the Company's 2000 Stock Option Plan, generally become exercisable over a four-year period, one quarter of such options vesting each year commencing one year after the date of the grant. All options and options price data presented in this report reflects the 2-for-1 stock split that was effective January 11, 2001.

(2) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Corporation's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Present Value at Date of Grant: an expected life of 5 years, an average volatility of 97%, no dividend yield, and a risk-free interest rate of 4.12%.

(3) This grant represents the first option grant to Mr. Stiller since the Company went public in 1993.

Aggregated Options Exercises

The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the fiscal year ended September 29, 2001, by each of the Named Executive Officers and the fiscal year-end value of unexercised options.

AGGREGATED OPTION EXERCISES
IN THE FISCAL YEAR ENDED SEPTEMBER 29, 2001
FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Options at Fiscal Year-End		Value ($) of Unexercised "In-the-Money" Options at Fiscal Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert P. Stiller	-	-	-	200,000	-	1,791,000
Robert D. Britt	102,800	2,107,000	24,544	30,000	467,000	475,000
Kevin G. McBride	57,457	962,000	54,999	65,001	1,063,000	1,199,000
Stephen J. Sabol	33,296	890,000	-	30,000	-	475,000
Jonathan C. Wettstein	61,232	1,299,000	64,296	36,000	1,214,000	596,000

(1) Options are "in-the-money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise or base price of the option. At September 28, 2001, the closing price quoted on the Nasdaq National Market was $23.05, and all options owned by the Named Executive Officers were "in-the-money".

On September 14, 2000, the Board of Directors of the Company adopted a resolution establishing the Green Mountain Coffee Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. All employees of the Company, including the Named Executive Officers, with one year or more of service who are at least twenty-one years of age are eligible to participate in the Plan, in accordance with the terms of the Plan. The Company may, at its discretion, contribute shares of Company stock or cash that is used to purchase shares of Company stock. Company contributions are credited to eligible participants' accounts pro-rata based on their compensation. Plan participants become vested in their Plan benefits ratably over five years from the date of hire of the employee. The Company made a contribution of $400,000 and $200,000 to the ESOP for the fiscal year ended on September 29, 2001 and September 30, 2000, respectively. The Company loaned the ESOP $2,000,000 during the fiscal year ended on September 29, 2001 pursuant to a Loan Agreement dated April 16, 2001. During fiscal 2001, the ESOP purchased 86,300 shares of the Company's Common Stock in open market purchases as listed on the NASDAQ.

Board of Directors Compensation

Directors are elected annually by the Company's stockholders. Each director (other than those who are also officers of the Company) is paid a retainer and is reimbursed for ordinary and necessary travel expenses incurred in connection with attendance at each Board meeting. The annual retainer in fiscal 2001 was $8,000. In addition, in fiscal 2001, each director earned $2,000 per meeting attended in addition to the annual retainer of $8,000.

In addition, the Company has granted stock options from time to time to its outside directors. In fiscal 2000, it granted ten-year non-statutory options to purchase 1,000 shares each to Messrs. Davis, del Vecchio, and Moran, as well as to Ms. Miller. All of these options are exercisable at $8.969 per share and vest over four years. There were no grants of stock options in fiscal 2001.

Employment Agreements

On September 13, 2001, Roasters entered into an employment agreement with Robert D. Britt, its Chief Financial Officer, Vice President, Treasurer and Secretary. The employment agreement provides that Mr. Britt will receive a minimum base annual salary of $153,303, performance based bonuses to be determined from time to time by the Board of Directors and additional compensation up to a maximum of 200% of his then base annual salary payable over 24 months in the event of a sale of all or substantially all of the stock or assets of the Company or a merger or consolidation of the Company in which the Company is not the surviving entity or any transaction or series of related transactions resulting in Mr. Stiller owning less than 45% of the Company's issued and outstanding common stock. In addition, Mr. Britt is entitled to a severance payment equal to 100% of his then base annual salary in the event that he is terminated for any reason other than (i) for cause or (ii) his voluntary resignation. The employment agreement may be terminated at any time by Roasters or Mr. Britt.

On July 1, 1993, Roasters entered into an employment agreement with Stephen J. Sabol, its former Vice President of Sales. The employment agreement provides that Mr. Sabol will receive a minimum base annual salary of $120,000 and performance based bonuses to be determined from time to time by the Board of Directors. The employment agreement may be terminated at any time by Roasters or Mr. Sabol. Mr. Sabol now serves as Vice President of Development of Roasters.

On July 1, 1993, Roasters entered into an employment agreement with Jonathan C. Wettstein, its Vice President of Operations. The employment agreement provides that Mr. Wettstein will receive a minimum base annual salary of $115,000, performance based bonuses to be determined from time to time by the Board of Directors and additional compensation up to a maximum of 100% of his then base compensation in the event of a sale of all or substantially all of the stock or assets of the Company or a merger or consolidation of the Company in which the Company is not the surviving entity. In addition, Mr. Wettstein is entitled to a severance payment consisting of 50% of his then base annual salary in the event that he is terminated for any reason other than (i) for cause or (ii) his voluntary resignation. The employment agreement may be terminated at any time by Roasters or Mr. Wettstein.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, nor does any executive officer of the Company serve as an officer, director or member of a compensation committee of any entity one of whose executive officers or directors is a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of November 30, 2001 for (1) each of the Company's directors and nominees, (2) all directors and executive officers of the Company as a group, (3) each Named Executive Officer and (4) each person known by the Company to own beneficially 5% or more of the outstanding shares of its common stock:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent Ownership of Common Stock Outstanding
Robert P. Stiller (1) c/o Green Mountain Coffee, Inc. 33 Coffee Lane Waterbury, Vermont 05676	3,261,743	48.4%
Robert D. Britt (2) c/o Green Mountain Coffee, Inc. 33 Coffee Lane Waterbury, Vermont 05676	37,937	0.6%
Kevin G. McBride (3) c/o Green Mountain Coffee, Inc. 33 Coffee Lane Waterbury, Vermont 05676	157,849	2.3%
Stephen J. Sabol (4) c/o Green Mountain Coffee, Inc. 33 Coffee Lane Waterbury, Vermont 05676	10,127	0.1%
Jonathan C. Wettstein (5) c/o Green Mountain Coffee, Inc. 33 Coffee Lane Waterbury, Vermont 05676	92,121	1.4%
William D. Davis (6) P.O. Box 310 Waterbury, Vermont 05676	27,250	0.4%
Jules A. del Vecchio (7) c/o New York Life Insurance Co. 51 Madison Avenue New York, New York 10010	45,398	0.7%
David E. Moran (8) c/o Fusion5 101 Franklin Street Westport, Connecticut 06880	12,750	0.2%
Hinda Miller (9) c/o Deforest Concepts 84 Deforest Heights Burlington, Vermont 05401	9,798	0.1%
Brown Capital Management 1201 North Calvert Street Baltimore, Maryland 21202	679,975	10.2%
All directors and executive officers as a group (12 persons) (10)	3,794,768	53.7%

(1) Includes an aggregate of 235,740 shares of common stock held by Trusts for the benefit of Mr. Stiller's wife and children and excludes shares owned by relatives of Mr. Stiller, if any, as to which Mr. Stiller disclaims beneficial ownership. Also includes 50,000 shares of common stock for Mr. Stiller issuable upon exercise of outstanding stock options exercisable within 60 days and 141 shares of common stock which have been allocated to an account established for Mr. Stiller pursuant to the ESOP and over which he exercises sole voting power.

(2) Includes 34,544 shares of common stock for Mr. Britt issuable upon exercise of outstanding stock options exercisable within 60 days. Also includes 141 shares of common stock which have been allocated to an account established for Mr. Britt pursuant to the ESOP and over which he exercises sole voting power.

(3) Includes 33,770 shares of common stock for Mr. McBride issuable upon exercise of outstanding stock options exercisable within 60 days. Also includes 141 shares of common stock which have been allocated to an account established for Mr. McBride pursuant to the ESOP and over which he exercises sole voting power.

(4) Includes 10,000 shares of common stock for Mr. Sabol issuable upon exercise of outstanding stock options exercisable within 60 days. Also includes 127 shares of common stock which have been allocated to an account established for Mr. Sabol pursuant to the ESOP and over which he exercises sole voting power.

(5) Includes 77,296 shares of common stock for Mr. Wettstein issuable upon exercise of outstanding stock options exercisable within 60 days. Also includes 141 shares of common stock which have been allocated to an account established for Mr. Wettstein pursuant to the ESOP and over which he exercises sole voting power.

(6) Includes 3,250 shares of common stock for Mr. Davis issuable upon exercise of outstanding stock options exercisable within 60 days.

(7) Includes 32,148 shares held of record by Phyllis Brennan Huffman, Mr. del Vecchio's wife. Also includes 13,250 shares of common stock for Mr. Del Vecchio issuable upon exercise of outstanding stock options exercisable within 60 days.

(8) Includes 12,750 shares of common stock for Mr. Moran issuable upon exercise of outstanding stock options exercisable within 60 days.
(9) Includes 5,250 shares of common stock for Ms. Miller issuable upon exercise of outstanding stock options exercisable within 60 days.

(10) Includes an aggregate of 372,528 shares of common stock issuable upon exercise of stock options held by certain officers of the Company that are exercisable within 60 days. Also includes 943 shares of common stock which have been allocated to accounts established for officers of the Company pursuant to the ESOP.

Item 13. Certain Relationships and Related Transactions

Mr. Stiller has guaranteed the repayment of the indebtedness incurred by the Company to the Central Vermont Economic Development Corporation. See Note 8 of "Notes to Consolidated Financial Statements" in the accompanying Annual Report to Stockholders for a description of the terms of such indebtedness.

On January 5, 2001, the Compensation Committee of the Board of Directors approved a $100,000 bridge loan to Mr. McBride to facilitate the exercise of his incentive stock options. Interest accrued at the prime rate as reported in the Wall Street Journal. The principal and interest were repaid to the Company on January 11, 2001. The Compensation Committee believes the terms of this loan are no more favorable to Mr. McBride than he could obtain from institutional lending sources, and believes the loan benefited the Company by permitting Mr. McBride to exercise options without having to sell certain of his shares in the Company.

On March 21, 2000, ChefExpress.net, Inc., a company whose Chief Executive Officer and President at the time was Mr. Davis, a director of the Company, delivered a promissory note to the Company in the principal amount of $100,000 bearing an annual interest rate of 8%. In the fourth quarter of fiscal 2000, the Company converted this loan into an equity investment. During the second quarter of fiscal 2001, the Company recorded an impairment charge of $52,000 against its $104,000 minority ownership investment in ChefExpress.net, Inc. due to the fact that ChefExpress.net was experiencing a slower than expected sales ramp due to difficulties in raising adequate growth capital.

Pursuant to the terms of a Loan Agreement dated April 16, 2001 the Company made a $2,000,000 loan to the ESOP for the purpose of acquiring shares of the Company's Common Stock for allocation to the Company's employees in accordance with the terms of the ESOP. At the end of fiscal 2001, $2,000,000 remained outstanding on the loan and the loan will accrue interest at a rate of 8.5% per annum until repayment in accordance with the terms of the Loan Agreement and the ESOP.

Any future transactions between the Company and its officers, directors, principal stockholders or other affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent and disinterested directors. Any loans to officers, directors, principal stockholders or affiliates of any of them will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the Company's independent and disinterested directors, upon their conclusion that it may reasonably be expected to benefit the Company.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
1. Financial Statements The following consolidated financial statements are filed as part of this report:
Page
Index to Consolidated Financial Statements	F-1
Report of Independent Accountants	F-2
Consolidated Financial Statements:
Consolidated Balance Sheet at September 29, 2001 and September 30, 2000	F-3
Consolidated Statement of Operations for each of the three years in the period ended September 29, 2001	F-4
Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended September 29, 2001	F-5
Consolidated Statement of Comprehensive Income for each of the three years in the period ended September 29, 2001	F-6
Consolidated Statement of Cash Flows for each of the three years in the period ended September 29, 2001	F-7
Notes to Consolidated Financial Statements	F-8

2. Financial Statement Schedules
The following financial statement schedule is filed as part of this report:
Report of Independent Accountants on Financial Statement Schedules	F-26
Schedule II: Valuation and Qualifying Accounts	F-27
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

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as Amended (Incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).
3.2

Bylaws of the Company (Incorporated by reference to Exhibit 3.2 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

10.1

Seventh Amendment and First Restatement of Commercial Loan Agreement, dated April 12, 1996, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH, as lender (Incorporated by reference to Exhibit 10.2 (y) in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 13, 1996).

(a)

Eighth Amendment to Commercial Loan Agreement, dated February 19, 1997, among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH, as lender (Incorporated by reference to Exhibit 10.2(bb) in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1997).

(b)

Ninth Amendment to Commercial Loan Agreement, Fleet Bank, dated June 9, 1997 among Green Mountain Coffee Roasters, Inc., as borrower, and Fleet Bank - NH, as lender (Incorporated by reference to Exhibit 10.2(ee) in the Quarterly Report on Form 10-Q for the 12 weeks ended April 12, 1997).

(c)

Eleventh Amendment to Commercial Loan Agreement, dated February 19, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH (Incorporated by reference to Exhibit 10.2(gg) in the Quarterly Report on Form 10-Q for the 12 weeks ended July 5, 1997).

	(d)	Twelfth Amendment to Fleet Bank - NH Commercial Loan Agreement and Loan Documents dated April 7, 2000 (Incorporated by reference to Exhibit 10.2 (jj) in the Schedule TO filed on April 17, 2000).
	(e)	Thirteenth Amendment to Fleet Bank - NH Commercial Loan Agreement and Loan Documents dated April 7, 2000.
(f)

Term Loan Promissory Note, dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH (Incorporated by reference to Exhibit 10.2(b) in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

(g)

Collateral Assignment of Leasehold Interest, dated August 11, 1993, between Green Mountain Coffee Roasters, Inc. and Fleet Bank - NH (Incorporated by reference to Exhibit 10.2(f) in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

(h)

Note Modification Agreement, dated April 12, 1996, to modify Term Promissory Note dated August 11, 1993, from Green Mountain Coffee Roasters, Inc. to Fleet Bank - NH (Incorporated by reference to Exhibit 10.2(aa) in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 13, 1996).

(i)

Replacement Revolving Line of Credit Promissory Note, dated February 19, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH (Incorporated by reference to Exhibit 10.2(hh) in the Quarterly Report on Form 10-Q for the 12 weeks ended July 5, 1997).

(j)

Revolving Line of Credit/Term Promissory Note, dated February 19, 1998, from Green Mountain Coffee Roasters, Inc., to Fleet Bank - NH (Incorporated by reference to Exhibit 10.2(ii) in the Quarterly Report on Form 10-Q for the 12 weeks ended July 5, 1997).

(k)

First Restatement of Security Agreement, dated April 12, 1996, between Green Mountain Coffee Roasters, Inc. and Fleet Bank - NH (Incorporated by reference to Exhibit 10.10(g) in the Quarterly Report on Form 10-QSB for the 12 weeks ended April 13, 1996).

(l)

Assignment of Trademarks from Green Mountain Coffee, Inc. in connection with the Fleet Bank - NH financing (Incorporated by reference to Exhibit 10.15 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

10.2

U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to $766,000 loan to Green Mountain Coffee, Inc. together with Letters dated 7/14/93 and 7/19/93 from SBA to Central Vermont Economic Development Corporation relating thereto (Incorporated by reference to Exhibit 10.22 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

(a)

Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation (Incorporated by reference to Exhibit 10.22 (a) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(b)

Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Small Business Administration Guaranty dated September 30, 1993 from Robert P. Stiller to Central Vermont Economic Development Corporation (Incorporated by reference to Exhibit 10.22 (b) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(c)

Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation (Incorporated by reference to Exhibit 10.22 (c) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(d)

Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc. and Central Vermont Economic Development Corporation (Incorporated by reference to Exhibit 10.22 (d) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(e)

"504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation, as amended, including Servicing Agent Agreement among Green Mountain Coffee Roasters, Inc. and Colson Services Corp. (Incorporated by reference to Exhibit 10.22 (e) in the Quarterly Report on Form 10-QSB for the 16 weeks ended January 15, 1994, filed on February 25, 1994).

(f)

Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation (Incorporated by reference to Exhibit 10.22 (f) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(g)

Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation (Incorporated by reference to Exhibit 10.22 (g) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(h)

Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Security Agreement from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation (Incorporated by reference to Exhibit 10.22 (h) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(i)

Letter Agreement, dated October 1, 1993, among Central Vermont Economic Development Corporation, Green Mountain Coffee Roasters, Inc. and Small Business Administration, amending the Authorization and Debenture Guaranty among Small Business Administration, Central Vermont Economic Development Corporation, and Green Mountain Coffee Roasters, Inc. (Incorporated by reference to Exhibit 10.22 (i) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(j)

Development Company 504 Debenture, issued October 14,1993, for principal amount of $766,000, by Central Vermont Economic Development Corporation to Harris Trust of New York, as Trustee (Incorporated by reference to Exhibit 10.22 (j) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

10.3

Lease Agreement, dated April 28, 1993, between Pilgrim Partnership and Green Mountain Coffee, Inc. (Incorporated by reference to Exhibit 10.33 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

(a)

Addendum to Lease Agreement, dated April 28, 1993 (Incorporated by reference to Exhibit 10.33 (a) in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

	(b)	Lease Amendment dated August 16, 1993 (Incorporated by reference to Exhibit 10.33 (b) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).
	(c )	Letter Agreement dated July 30, 1997 (Incorporated by reference to Exhibit 10.33 (c) in the Quarterly Report on Form 10-Q for the 16 weeks ended January 17, 1998).
10.4	1993 Stock Option Plan of the Company, as revised (Incorporated by reference to Exhibit 10.36 in the Annual Report on Form 10-K for the fiscal year ended September 27, 1997).*
	(a)	Form of Stock Option Agreement.*
10.5	1998 Employee Stock Purchase Plan with Form of Participation Agreement (Incorporated by reference to Exhibit 10.37 in the Annual Report on Form 10-K for the fiscal year ended September 26, 1998.)*
10.6	1999 Stock Option Plan of the Company (Incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*
	(a)	Form of Stock Option Agreement.*
10.7

Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).*

10.8

Employment Agreement of Paul Comey dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.42 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).*

10.9

Employment Agreement of Jonathan C. Wettstein dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.44 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).*

10.10	2000 Stock Option Plan of the Company (Incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*
(a) Form of Stock Option Agreement*
10.11	Green Mountain Coffee, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.113 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.12	Green Mountain Coffee, Inc. Employee Stock Ownership Trust (Incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.13

Chef Express.net, Inc. Series A Convertible Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.115 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.14

Loan Agreement by and between the Green Mountain Coffee, Inc. Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (Incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.15

Asset Purchase Agreement between Green Mountain Coffee, Inc. and Frontier Cooperative Herbs dated June 5, 2001 (Incorporated by reference to Exhibit 10.119 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 7, 2001).

10.16	Promissory note from Kevin G. McBride, dated January 5, 2001.
10.17	Employment agreement of Robert D. Britt dated September 13, 2001.*

21	List of Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney
* Management contract or compensatory plan gs
Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE, INC.
By: /s/ Robert P. Stiller ROBERT P. STILLER
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2001

/s/ Robert D. Britt Robert D. Britt	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	December 21, 2001

STEPHEN J. SABOL*	Director	December 21, 2001

JONATHAN C. WETTSTEIN*	Director	December 21, 2001

WILLIAM D. DAVIS*	Director	December 21, 2001

JULES A. DEL VECCHIO*	Director	December 21, 2001

HINDA MILLER*	Director	December 21, 2001

DAVID E. MORAN*	Director	December 21, 2001

*By: _/s/ Robert P. Stiller___________ Robert P. Stiller, Attorney-in-fact

GREEN MOUNTAIN COFFEE, INC.
Index to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee, Inc. at September 29, 2001 and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 6, 2001

Green Mountain Coffee, Inc.
Consolidated Balance Sheet
(Dollars in thousands)

	September 29, 2001	September 30, 2000

Assets
Current assets:
Cash and cash equivalents	$ 979	$ 559
Receivables, less allowances of $492 at September 29, 2001 and $320 at September 30, 2000	9,142	8,454
Inventories	6,059	5,350
Other current assets	524	551
Income taxes receivable	743	29
Deferred income taxes, net	738	182

Total current assets	18,185	15,125

Fixed assets, net	14,397	11,274
Goodwill and other intangibles	1,546	-
Other long-term assets	295	348
Deferred income taxes, net	73	497

	$ 34,496	$ 27,244
	=====	=====
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 195	$ 135
Accounts payable	6,099	6,125
Accrued compensation costs	1,682	1,381
Accrued expenses	1,664	684
Accrued losses and other costs of discontinued operations, net	-	119

Total current liabilities	9,640	8,444

Long-term debt	256	283

Long-term line of credit	6,000	8,500

Commitments and contingencies (see Note 16)
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 7,804,647 and 7,342,010 shares at September 29, 2001 and September 30, 2000, respectively	780	734
Additional paid-in capital	18,390	13,534
Retained earnings	8,678	2,778
Accumulated other comprehensive (loss)	(219)	-
ESOP unallocated shares, at cost - 73,800 shares	(2,000)	-
Treasury shares, at cost - 1,137,506 shares at September 29, 2001 and September 30, 2000	(7,029)	(7,029)

Total stockholders' equity	18,600	10,017

	$ 34,496	$ 27,244
	=====	=====

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statement of Operations
(Dollars in thousands except per share data)

	Year Ended
	September 29, 2001	September 30, 2000	September 25, 1999
Net sales	$ 95,576	$ 84,001	$ 64,881

Cost of sales	54,714	50,465	39,261

Gross profit	40,862	33,536	25,620

Selling and operating expenses	23,769	20,747	16,381
General and administrative expenses	6,972	5,887	4,661
Loss on abandonment of equipment	-	135	229

Operating income	10,121	6,767	4,349

Other income	39	48	10
Interest expense	(533)	(583)	(736)

Income from continuing operations before income taxes	9,627	6,232	3,623

Income tax expense	(3,845)	(2,079)	(1,376)

Income from continuing operations	5,782	4,153	2,247

Discontinued operations:

Income on disposal of retail stores, net of income tax expense of $81, $40 and $114 for the years ended September 29, 2001, September 30, 2000 and September 25, 1999, respectively	118	60	186

Net income	$ 5,900	$ 4,213	$ 2,433
	=====	=====	=====
Basic income per share:
Weighted average shares outstanding	6,398,577	6,586,844	7,006,824
Income from continuing operations	$0.90	$0.63	$0.32
Income from discontinued operations	$0.02	$0.01	$0.03
Net income	$0.92	$0.64	$0.35

Diluted income per share:
Weighted average shares outstanding	7,196,740	6,979,244	7,094,310
Income from continuing operations	$0.80	$0.59	$0.32
Income from discontinued operations	$0.02	$0.01	$0.02
Net income	$0.82	$0.60	$0.34

GREEN MOUNTAIN COFFEE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended September 29, 2001, September 30, 2000, and September 25, 1999
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 26, 1998	7,091,682	$ 710	$12,663	$ (3,868)	-	(14,700)	$ (37)	-	-	$ 9,468
Issuance of common stock under employee stock purchase plan	74,526	8	182	-	-	-	-	-	-	190
Options exercised	64,600	6	202	-	-	-	-	-	-	208
Purchase of treasury shares	-	-	-	-	-	(186,518)	(617)	-	-	(617)
Net income	-	-	-	2,433	-	-	-	-	-	2,433

Balance at September 25, 1999	7,230,808	724	13,047	(1,435)	-	(201,218)	(654)	-	-	11,682
Issuance of common stock under employee stock purchase plan	64,618	6	273	-	-	-	-	-	-	279
Options exercised	46,584	4	165	-	-	-	-	-	-	169
Purchase of treasury shares	-	-	-	-	-	(936,288)	(6,375)	-	-	(6,375)
Non cash compensation expense			49	-		-		-	-	49
Net income	-	-	-	4,213	-	-	-	-	-	4,213

Balance at September 30, 2000	7,342,010	734	13,534	2,778	-	(1,137,506)	(7,029)	-	-	10,017
Issuance of common stock under employee stock purchase plan	40,569	4	415	-	-	-	-	-	-	419
Options exercised	422,068	42	1,604	-	-	-	-	-	-	1,646
Purchase of unallocated ESOP shares	-	-	-	-	-	-	-	(73,800)	(2,000)	(2,000)
Tax benefit from exercise of options			2,828	-	-	-	-	-	-	2,828
Other comprehensive loss, net of tax			-	-	$ (219)	-	-	-	-	(219)
Short-swing profit	-	-	9	-	-	-	-	-	-	9
Net income	-	-	-	5,900	-	-	-	-	-	5,900

Balance at September 29, 2001	7,804,647	$ 780	$ 18,390	$8,678	$ (219)	(1,137,506)	$(7,029)	(73,800)	$(2,000)	$ 18,600
	=====	====	====	====	===	=====	====	====	====	====

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statement of Comprehensive Income
(Dollars in thousands)

Year Ended
	September 29, 2001	September 30, 2000	September 25, 1999

Net income	$ 5,900	$ 4,213	$ 2,433
Other comprehensive loss, net of tax:
Other comprehensive loss on derivatives designated as cash flow hedges	(219)	-	-
Comprehensive income	$ 5,681	$ 4,213	$ 2,433
	=====	=====	=====

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statement of Cash Flows
(Dollars in thousands)

Year ended
September 29, 2001		September 30, 2000	September 25, 1999
Cash flows from operating activities:
Net income	$ 5,900	$ 4,213	$2,433
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(118)	(60)	(186)
Depreciation and amortization	3,673	2,968	2,943
(Gain) Loss on disposal and abandonment of fixed assets	(20)	173	240
Provision for doubtful accounts	830	361	241
Non-cash compensation	-	49	3
Tax benefit from exercise of non-qualified stock options	2,828	-	-
Deferred income taxes	(132)	(28)	966
Changes in assets and liabilities:
Receivables	(1,518)	(2,592)	(1,675)
Inventories	(108)	59	227
Other current assets	28	(39)	228
Income taxes receivable	(714)	206	(301)
Other long-term assets	53	(98)	20
Accounts payable	(26)	1,574	1,420
Accrued compensation costs	301	376	178
Accrued expenses	761	327	(150)

Net cash provided by continuing operations	11,738	7,489	6,587
Net cash (used for) provided by discontinued operations	-	(13)	42
Net cash provided by operating activities	11,738	7,476	6,629

Cash flows from investing activities:
Payment for Frontier acquisition	(2,474)	-	-
Expenditures for fixed assets, excluding Frontier assets	(6,666)	(4,597)	(2,655)
Proceeds from disposals of fixed assets	215	365	89
Proceeds from disposal of discontinued operations	-	-	158

Net cash used for investing activities	(8,925)	(4,232)	(2,408)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,074	448	395
Purchase of treasury shares	-	(6,375)	(617)
Purchase of unallocated ESOP shares	(2,000)	-	-
Proceeds from issuance of long-term debt	196	123	-
Repayment of long-term debt	(163)	(2,740)	(2,255)
Borrowings under (repayment of) revolving line of credit	(2,500)	5,444	(2,094)
Principal payments under capital lease obligation	-	-	(12)

Net cash used for financing activities	(2,393)	(3,100)	(4,583)

Net increase (decrease) in cash and cash equivalents	420	144	(362)
Cash and cash equivalents at beginning of year	559	415	777
Cash and cash equivalents at end of year	$ 979	$ 559	$ 415
	=====	=====	=====
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 526	$ 607	$ 719
Cash paid for income taxes	$ 1,656	$1,896	$ 248

Green Mountain Coffee, Inc.

Notes to Consolidated Financial Statements

  Nature of Business and Organization

The accompanying consolidated financial statements include the accounts of Green Mountain Coffee, Inc. (the "Company") and its wholly-owned subsidiary, Green Mountain Coffee Roasters, Inc. All significant inter-company transactions and balances have been eliminated.

The Company purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the northeastern United States. The majority of the Company's revenue is derived from its wholesale operation which serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. The Company also has a consumer direct operation serving customers nationwide.

The Company's fiscal year ends on the last Saturday in September. Fiscal 2001, fiscal 2000 and fiscal 1999 represent the years ended September 29, 2001, September 30, 2000, and September 25, 1999, respectively. Fiscal 2000 consists of 53 weeks, whereas fiscal 2001 and 1999 consist of 52 weeks each.

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

  Hedging

  The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement requires the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives is either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company adopted SFAS 133 as of October 1, 2000. The adoption of SFAS 133 did not have a material impact on the Company's financial position and results from operations, and did not significantly alter the Company's hedging strategies or cause a significant change in normal business practices.

  Other long-term assets

  Other long-term assets consist of deposits, debt issuance costs and minority investments in Keurig, Inc. and ChefExpress.net, Inc. Debt issuance costs represent those costs incurred in connection with the issuance of debt. Amortization is calculated using the straight-line method over the respective original lives of the applicable issue. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the interest method. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 29, 2001 and September 30, 2000 were $14,000 and $22,000, respectively. The minority investments, which represent less than 5% interests, are accounted for under the cost method. The balance in the investment in Keurig, Inc. included in other long-term assets in the accompanying consolidated balance sheet at September 29, 2001 and September 30, 2000 is $151,000. The balance in the investment in ChefExpress.net, Inc. (an entity with a Board Member who is also a member of the Company's Board of Directors- see note 19) included in other long-term assets in the accompanying consolidated balance sheet at September 29, 2001 and September 30, 2000 is $52,000 and $104,000, respectively.

  In addition to its investment in Keurig, Inc., the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, the Company pays Keurig a royalty for sales of Keurig licensed products. At September 29, 2001 and September 30, 2000, the Company had royalties payable to Keurig of 758,000 and 485,000, respectively.

  Advertising costs

  The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which the catalog is expected to generate sales. At September 29, 2001 and September 30, 2000, prepaid advertising costs of $88,000 and $83,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $4,883,000, $4,553,000, and $3,499,000 for the years ended September 29, 2001, September 30, 2000, and September 25, 1999, respectively.

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

  In order to facilitate sales, the Company follows an industry-wide practice of purchasing and loaning coffee brewing and related equipment to wholesale customers. These assets are also carried at cost, net of accumulated depreciation. Depreciation costs are included in selling and operating expenses.

  Revenue recognition

  Revenue from wholesale and consumer direct sales is recognized upon product delivery.

  In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B,which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. Green Mountain Coffee was required to be in conformity with the provisions of SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations

  Income taxes

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

  Financial instruments

  The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 29, 2001. It was not practicable to estimate the fair value of minority investments representing less than 5% of the preferred stock of two untraded companies. The investment in Keurig, Inc. is carried at its original cost of $151,000 at September 29, 2001 and September 30, 2000, respectively. The investment in ChefExpress.net, Inc. was carried at its original cost of $104,000 at September 30, 2000. During fiscal 2001, the Company recorded an impairment charge of $52,000 against its $104,000 minority investment in ChefExpress.net, Inc. (See note 19).

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

  Significant customer credit risk and supply risk

  The extensive network of Exxon Mobil Corporation ("ExxonMobil") convenience stores, corporate-owned or managed by independent franchisees, including ExxonMobil's distributor McLane Company ("McLane"), accounted for approximately 16.4%, 17.0%, and 18.6% of net sales from continuing operations in the years ended September 29, 2001, September 30, 2000, and September 25, 1999. Since March 2001, under a new distribution agreement with ExxonMobil, all corporate-owned locations as well as a number of franchisee-owned locations must purchase their coffee from McLane, with McLane becoming the direct customer of Green Mountain Coffee. Net sales to McLane and corporate-owned ExxonMobil convenience stores made up less than 10% of the Company's revenues in the years ended September 29, 2001, September 30, 2000 and September 25, 1999.

  The majority of the Company's customers are located in the northeastern part of the United States. There is concentration of credit risk with respect to accounts receivable as the top 20 customers of the Company made up more than 50% of its receivables at September 29, 2001. The risk is however limited by the fact that these top 20 customers are in various sales channels.

  The Company does not require collateral from customers as ongoing credit evaluations of customers' payment history are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

  Recent pronouncements

  During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) addressed various issues which impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives". EITF Issue 00-14 provides guidance relating to the income statement classification of certain sales incentives. In April 2001, the EITF agreed to change the transition date for Issue 00-14. The adoption of Issue 00-14 can be no later than second quarter of Fiscal 2002 for the Company.

  In April 2001, the EITF reached a consensus on EITF Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products or Services." EITF Issue 00-25 addresses when certain consideration from a vendor to a reseller should be classified in the vendor's income statement as a reduction of revenue. Issue 00-25 is effective the second quarter of Fiscal 2002 for the Company.

  The Company is currently evaluating the impact of adopting these pronouncements on its consolidated financial statements.

  Reclassifications

  Certain reclassifications of prior year balances have been made to conform to the current presentation.

  Inventories
     Inventories consist of the following:

	September 29, 2001	September 30, 2000

Raw materials and supplies	$ 3,097,000	$ 2,557,000
Finished goods	2,962,000	2,793,000
	$ 6,059,000	$ 5,350,000
	=======	=======

   Inventory values above are presented net of $149,000 and $127,000 of obsolescence reserves at September 29, 2001 and September 30, 2000, respectively.

  As of September 29, 2001, the Company had inventory purchase commitments for green coffee totaling approximately $10.7 million, of which approximately 83% had a fixed price. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.50. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

  Fixed Assets

  Fixed assets consist of the following:
	Useful Life in Years	September 29, 2001	September 30, 2000

Leasehold improvements	2 - 10	$ 2,838,000	$ 2,339,000
Production equipment	3 - 10	6,510,000	5,323,000
Computer equipment and software	2 - 5	6,135,000	5,522,000
Furniture and fixtures	3 - 10	1,742,000	1,528,000
Equipment on loan to wholesale customers	3 - 5	7,312,000	5,849,000
Vehicles	4 - 5	845,000	657,000
Construction-in-progress		2,456,000	247,000

Total fixed assets		27,838,000	21,465,000

Accumulated depreciation		(13,441,000)	(10,191,000)

		$ 14,397,000	$ 11,274,000
		=======	=======

  Total depreciation expense from continuing operations relating to all fixed assets was $3,619,000, $2,968,000, and $2,943,000 for fiscal 2001, 2000, and 1999, respectively.

  Assets classified as Construction-in-progress were not depreciated in fiscal 2001, as they were not ready for production use. All assets classified as Construction-in-progress on September 29, 2001 are expected to be in production use before the end of fiscal 2002.

  During fiscal 2000, following a thorough review of its production fixed assets, the Company recorded a $135,000 loss on disposal and abandonment of production equipment and software. The original aggregate cost of this equipment was $908,000 and its related accumulated depreciation was $573,000.

  Income Taxes

  The provision for income taxes from continuing operations for the years ended September 29, 2001, September 30, 2000, and September 25, 1999 consists of the following:

  The provision for income taxes from continuing operations for the years ended September 29, 2001, September 30, 2000, and September 25, 1999 consists of the following:

	September 29, 2001	September 30, 2000	September 25, 1999
Current tax expense:
Federal	$ 2,874,000	$ 2,029,000	$ 862,000
State	906,000	348,000	186,000
Benefit of net operating loss carryforwards	-	(272,000)	(948,000)

Total current	3,780,000	2,105,000	100,000

Deferred tax expense:
Federal	(18,000)	217,000	1,098,000
State	83,000	291,000	178,000

Total deferred	65,000	508,000	1,276,000

Tax asset valuation allowance	-	(534,000)	-

Total tax expense	$ 3,845,000	$ 2,079,000	$ 1,376,000
	======	======	======

  SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers expected future events other than enactments of changes in the tax law or rates.

  Deferred tax assets (liabilities), including temporary differences related to discontinued operations (see Note 7), consist of the following:

	September 29, 2001	September 30, 2000
Deferred tax assets:
Vermont state manufacturers investment tax credit	$ 2,353,000	$ 2,440,000
Section 263A adjustment	8,000	3,000
Deferred hedging losses	150,000	-
Other reserves and temporary differences	370,000	277,000

Gross deferred tax assets	2,881,000	2,720,000

Deferred tax asset valuation allowance	(1,821,000)	(1,821,000)

Deferred tax liability: Depreciation	(249,000)	(140,000)

Net deferred tax assets	$ 811,000	$ 759,000
	======	======

  In November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993 and June 30, 1996, which will expire in 2004. During fiscal 2001 and 2000, the Company utilized $ 87,000 and $185,000 of this credit, respectively. The resulting deferred tax asset, which is substantially offset by a valuation allowance, is reflected in the above table net of the federal tax effect.

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

  A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

	September 29, 2001	September 30, 2000	September 25, 1999
Tax at U.S. Federal Statutory rate	$ 3,273,000	$ 2,120,000	$ 1,231,000
Increase (decrease) in rates resulting from:
Other nondeductible items	(86,000)	42,000	28,000
State taxes, net of federal benefit	658,000	447,000	217,000
Deferred tax asset valuation allowance and other	-	(530,000)	(100,000)

Tax at effective rates	$ 3,845,000	$ 2,079,000	$ 1,376,000
	======	======	======

  Acquisition of Frontier® Organic Coffee
  Organic Coffee

  On June 5, 2001, Green Mountain Coffee Roasters purchased the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa for a cash payment of approximately $2,440,000. The allocation of the purchase price was as follows: $601,000 of inventory, $271,000 of fixed assets, $125,000 of intangible assets and $1,443,000 of goodwill. In addition, the Company incurred transactions costs in the amount of $34,000 that are classified as goodwill. This acquisition was recorded as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations." Goodwill and other intangible assets recorded associated with this acquisition are being amortized over their estimated useful lives ranging from 1 to 15 years. The Company believes that Frontier's social responsibility positioning, high-quality certified organic coffees combined with its presence in the natural food distribution channel will enhance the Company's strategic position.

  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company plans on adopting the provisions of FAS 142 in the first quarter of fiscal 2002. This will result in the elimination of goodwill amortization in fiscal 2002.

  Discontinued Operations

  During the third fiscal quarter of 1998, the Company announced that it was discontinuing its company-owned retail store operations and estimated its loss on disposal at $1,259,000 (net of a tax benefit of $834,000). The pre-tax loss on disposal of $2,093,000 in 1998 consisted of an estimated loss on disposal of the business of $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal included provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits. During the second quarter of fiscal 1999, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs. During the fourth quarters of fiscal 2001 and fiscal 2000, the Company further revised its estimated pre-tax loss on disposal and reversed $199,000 ($118,000 net of tax) and $100,000 ($60,000 net of tax) respectively of the original estimate, due to lower lease termination costs. The September 29, 2001 balance sheet does not include any remaining estimated loss on disposal.

  The assets and liabilities of the discontinued retail operations at September 30, 2000 are reflected as a net current liability in the accompanying consolidated balance sheet. The net liabilities of the discontinued operations in the September 30, 2000 consolidated balance sheet are summarized as follows:

September 30, 2000

Fixed assets, net	$ 36,000
Deferred tax assets, net	80,000
Estimated accrued losses and other costs on disposal of discontinued operations	(235,000)
Net accrued losses and other costs of discontinued operations	$(119,000)
======

  Credit Facility

  The Company maintains a credit facility (the "Credit Facility") with Fleet Bank - NH ("Fleet"). Borrowings are collateralized by substantially all of the Company's assets. During fiscal 1999, the Credit Facility provided for a $9,000,000 revolving line of credit maturing March 31, 2001 as well as term debt with a limit of $4,500,000 maturing March 31, 2003. On April 7, 2000, the Company consolidated its credit facilities with Fleet. The amended debt agreement provides for a revolving line of credit of $15,000,000, which matures on March 31, 2003 and is not subject to a borrowing base formula. The principal amounts outstanding on the revolving line of credit at September 29, 2001 and September 30, 2000 were $6,000,000 and $8,500,000, respectively. The purpose of the facility is to fund the Company's ordinary working capital requirements, planned repurchases of shares of stock and other general corporate purposes. The terms of the Credit Facility also provide for the maintenance of specified financial ratios and restrict certain transactions without prior bank approval. The Company was in compliance with these covenants at September 29, 2001.

  The interest paid on the Credit Facility varies with the prime, LIBOR and Bankers Acceptance rates, plus a margin based on a performance price structure. Interest on the Bankers Acceptance loans is paid in advance and amortized over the duration of the loans. Interest on LIBOR loans and the variable portion of the Credit Facility accrues daily and is paid monthly, in arrears.

  Interest rates on September 29, 2001 for each portion of the line of credit were as follows: 3.50% plus 110 basis points on $2,000,000; 3.41% plus 110 basis points on $1,500,000; 3.54% plus 110 basis points on $1,500,000; and 2.76% plus 110 basis points on $1,000,000.

  Interest rates on September 30, 2000 for each portion of the line of credit were as follows: 6.56% plus 135 basis points on $2,200,000; 6.57% plus 110 basis points on $2,500,000; 6.56% plus 110 basis points on $2,000,000; 6.53% plus 135 basis points on $1,000,000; 6.62% plus 150 basis points on $400,000; and the prime rate or 9.5% on $400,000.

  On May 29, 1998, the Company entered into a standard International Swap Dealers Association Inc. interest rate swap agreement with Fleet National Bank to manage the interest rate risk associated with its Credit Facility. During the first quarter of fiscal 2000, the Company received $34,000 from Fleet National Bank for the termination of its interest rate swap agreement with a $6,000,000 notional amount. This payment was netted against interest expense for the fiscal quarter. At September 29, 2001 and September 30, 2000, the Company had $6,000,000 and $8,500,000, respectively, of debt subject to variable interest rates as described above.

  Long-term Debt

	September 29, 2001	September 30, 2000

Fleet line of credit (Note 8)	$ 6,000,000	$ 8,500,000
Facility and equipment term loans	-	8,000
Central Vermont Economic Development Corporation Debenture	221,000	307,000
Service vehicle installment loans	230,000	103,000
	6,451,000	8,918,000
Less current portion	195,000	135,000
	$ 6,256,000	$ 8,783,000
	=======	=======

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

  Service Vehicle Installment Loans

  The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. At September 29, 2001, the notes bear interest at a rate of varying from 2.9% to 4.9% and require monthly installments of principal and interest totaling approximately $9,300. Maturities vary from January 2003 to May 2004.

  Maturities

  Maturities of long-term debt for years subsequent to September 29, 2001 are as follows:

Fiscal Year

2002	$ 195,000
2003	6,189,000
2004	67,000
2005	-
2006	-
$ 6,451,000
======

  Dutch Auction Self-Tender Offer and Open-Market Stock Repurchases

On April 17, 2000, the Company commenced a Dutch Auction self-tender offer for up to 600,000 shares of the Company's Common Stock at a price range of $7.25 to $8.00 per share. Effective May 22, 2000, the Company accepted for purchase all 557,316 shares tendered at a purchase price of $8.00 per share. The costs associated with this transaction totaled $64,000.

In fiscal 2000, the Company also repurchased 378,972 shares of its common stock in open-market transactions at a cost of $1,852,000, or an average of $4.89 per share.

The stock repurchases were made because the Company deemed its stock undervalued by the market at the time.
  Hedging

  The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. In addition to futures contracts, the Company occasionally purchases coffee options as a way to delay the impact on green coffee costs of a frost in Brazil, which can lead to significant price increases in all green coffee markets. Such options are not designated as hedges and are adjusted to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in income. At September 29, 2001, the Company held outstanding futures contracts covering 2,175,000 pounds of coffee with a fair market value of $(369,000). These futures contracts are hedging coffee purchases forecasted to take place in the next eight months and the related gains and losses will be reflected in cost of sales in all four fiscal quarters of 2002, when the related finished goods inventory is sold. No options were outstanding at September 29, 2001. At September 29, 2001, deferred losses on futures contracts designated as cash flow hedges amounted to $369,000 ($219,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses.

  The total losses on futures contracts designated as cash flow hedges that were included in cost of sales in fiscal 2001 amounted to $314,000 ($189,000 net of tax).

  At September 30, 2000, the Company held call options covering an aggregate of 562,500 pounds of green coffee beans which were exercisable in fiscal 2001 at prices ranging from $1.20 to $1.50 per pound. In addition, the Company held a short position on put options covering 187,500 pounds of green coffee beans which were exercisable in fiscal 2001 at a price of $1.00 per pound. The fair market value of these options was approximately $(33,000) at September 30, 2000. At September 30, 2000, the Company held outstanding futures contracts covering 825,000 pounds of coffee with a fair market value of $(37,000). At September 30, 2000, $70,000 of deferred hedging losses were included in the value of the inventory in the accompanying consolidated balance sheet.

  The fair market value for the futures and options was obtained from a major financial institution based on the market value of those financial instruments at September 29, 2001 and September 30, 2000.

  Employee Compensation Plans

  Stock Option Plans

  Prior to the establishment on September 21, 1993 of the Company's first employee stock option plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. These options had a maximum life of 10 years and vested immediately. On December 21, 1999, all options outstanding under these individual agreements were amended to extend the expiration date of these options from April 15, 2003 to April 15, 2008. At the time of this amendment, the exercise price of the options exceeded the fair market value of the stock, and as such, no compensation expense was recognized. At September 29, 2001, 82,314 options were outstanding under these individual agreements.

  The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 150,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996, the total number of shares of authorized common stock to be made available under the 1993 Plan was increased to 550,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 29, 2001 and September 30, 2000, options for 71,986 shares and 83,536 shares of common stock were available for grant under the plan, respectively.

  On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 29, 2001 and September 30, 2000, options for 39,592 shares and 15,242 shares of common stock were available for grant under the plan, respectively.

  On September 25, 2001 , the Company registered on Form S-8 the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 29, 2001, options for 401,000 shares of common stock were available for grant under the plan.

  Under the 1993 Plan, the 1999 Plan and the 2000 Plan, the option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. Under the 1993 Plan and the 1999 Plan, the option price for each non-qualified stock option shall not be less than 85% of the fair market value of the common stock at the date of grant. Options under the 1993 Plan, the 1999 Plan and the 2000 Plan become exercisable over periods determined by the Board of Directors.

  Option activity is summarized as follows:

	Number of Shares	Option Price	Weighted-average Exercise Price

Outstanding at September 26, 1998	699,626	$ 3.00 - 5.00	$ 4.05
Granted	580,424	2.1875 - 3.8125	2.98
Exercised	(64,600)	3.00 - 3.50	3.15
Canceled	(149,026)	2.1875 - 5.00	3.57

Outstanding at September 25, 1999	1,066,424	2.1875 - 5.00	3.59
Granted	122,600	3.50 - 8.969	4.94
Exercised	(46,584)	2.1875 - 4.25	3.63
Canceled	(19,514)	2.1875 - 6.375	3.14

Outstanding at September 30, 2000	1,122,926	2.1875 - 8.969	3.74
Granted	444,000	9.4375 - 23.05	12.48
Exercised	(422,068)	2.1875 - 7.844	3.90
Canceled	(57,800)	2.1875 - 17.00	4.46
Outstanding at September 29, 2001	1,087,058	$ 2.1875 - 23.05	$ 7.12
	======
Exercisable at September 29, 2001	366,345	$ 2.1875 - 8.9688	$ 3.81
	======

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding at September 29, 2001	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable at September 29, 2001	Weighted average exercise price

$ 4.25 - 5.00	95,894	5	$ 4.75	95,894	$ 4.75
3.19- 3.50	37,316	7	3.32	24,314	3.31
2.19 - 3.00	262,832	7	2.64	101,647	2.68
4.01	82,314	7	4.01	82,314	4.01
3.50 - 5.13	146,552	8	3.91	56,443	3.87
6.38 - 9.44	231,250	9	9.22	5,733	8.10
14.09	200,000	9	14.09	-	-
17.00 - 23.05	30,900	10	20.11	-	-
	1,087,058			366,345
	======			=====

  Employee Stock Purchase Plan

  On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock have been reserved for issuance under the plan. There are two six-month withholding periods in each fiscal year. At September 29, 2001 and September 30, 2000, options for 120,287 shares and 160,856 shares of common stock were available for grant under the plan, respectively.

  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for two grants to outside consultants in fiscal 1999 and fiscal 2000, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended September 29, 2001, September 30, 2000, and September 25, 1999 would have decreased to the pro forma amounts indicated below:

  On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock have been reserved for issuance under the plan. There are two six-month withholding periods in each fiscal year. At September 29, 2001 and September 30, 2000, options for 120,287 shares and 160,856 shares of common stock were available for grant under the plan, respectively.

  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for two grants to outside consultants in fiscal 1999 and fiscal 2000, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended September 29, 2001, September 30, 2000, and September 25, 1999 would have decreased to the pro forma amounts indicated below:

		Fiscal 2001	Fiscal 2000	Fiscal 1999

Net income:	As reported	$ 5,900	$ 4,213	$ 2,433
	Pro forma	5,047	3,812	2,160
Diluted net income per share :	As reported	0.82	0.60	0.34
	Pro forma	0.70	0.55	0.30

  The fair value of each stock option under the 1993, 1999 and 2000 Plans are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of 5 years, 6 years, and 7 years in fiscal 2001, 2000, and 1999, respectively; an average volatility of 97%, 59%, and 70% for fiscal 2001, 2000, and 1999 respectively; no dividend yield; and a risk-free interest rate of 4.12%, 6.32%, and 6.35% for fiscal 2001, 2000, and 1999 grants, respectively. The weighted-average fair values of options granted during 2001, 2000, and1999 are $8.76, $3.03, and $2.29, respectively.

  The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 2000, 1999, and 1998: an expected life of six months for all periods presented; expected volatility of 97%, 59%, and 70% respectively; and a risk-free interest rate of 4.02%, 6.04%, and 5.33%, respectively. The weighted average fair value of those purchase rights granted in fiscal 2001, fiscal 2000, and fiscal 1999 was $5.34, $1.85, and $1.15 respectively.

  Defined Contribution Plan

  The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $376,000, $276,000, and $204,000 for the years ended September 29, 2001, September 30, 2000, and September 25, 1999, respectively.

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

  For the year ended September 29, 2001, the Company recorded compensation costs of $400,000 to accrue for anticipated stock distributions under the ESOP.

  On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open-market purchases of the Company's common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company's fiscal 2010 year. Between April 19, 2001 and August 21, 2001, the Trust purchased 73,800 shares of the Company's common stock at an average price of $27.11 per share. The fair value of unearned ESOP shares at September 29, 2001 was $1,701,000 or $23.05 per share.

  The Company made a contribution of $200,000 to the ESOP for the fiscal year ended September 30, 2000. In April 2001, a total of 12,500 shares were purchased at a cost of $197,000 in the open market and distributed to participants.

  Loans to Officers

  During fiscal 2000, certain executive officers delivered promissory notes to the Company in the principal amount of $430,000. Interest accrued on the unpaid principal at the prime rate as reported in the Wall Street Journal and was payable upon the maturity of the note. During fiscal 2000, the prime rate ranged from 8.25% to 9.50%. All principal and accrued interest amounts were paid to the Company and there was no balance outstanding on September 30, 2000.

  Commitments, Lease Contingencies and Contingent Liabilities

  Leases

  The Company leases office and retail space, production, distribution and service facilities and certain equipment under various non-cancelable operating leases, with terms ranging from one to ten years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $1,792,000, $1,616,000, and $1,628,000 in fiscal 2001, 2000, and 1999, respectively (net of sublease income of $135,000, $137,000, and $196,000 in fiscal 2001, 2000, and 1999, respectively).

  Minimum future lease payments (net of committed sublease agreements of $80,000 for fiscal 2002, $53,000 for fiscal 2003, $54,000 for fiscal 2004, $55,000 for fiscal 2005, $56,000 for fiscal 2006 and $63,000 thereafter) under non-cancelable operating leases for years subsequent to September 29, 2001 are as follows:

Fiscal Year	Operating Leases

2002	$ 1,191,000
2003	967,000
2004	780,000
2005	700,000
2006	564,000
Thereafter	698,000

Total minimum lease payments	$ 4,900,000
======

  Earnings per share

  The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):
	Year ended
	September 29, 2001	September 30, 2000	September 25, 1999
Numerator - basic and diluted earnings per share: Net income from continuing operations	$ 5,782	$ 4,153	$ 2,247
Denominator:	======	======	======
Basic earnings per share - weighted average shares outstanding	6,398,577	6,586,844	7,006,824
Effect of dilutive securities -stock options	798,163	392,400	87,486
Diluted earnings per share -weighted average shares outstanding	7,196,740	6,979,244	7,094,310
	======	======	======

Basic earnings per share	$ 0.90	$ 0.63	$ 0.32
Diluted earnings per share	$ 0.80	$ 0.59	$ 0.32

  For the fiscal years ended September 30, 2000, and September 25, 1999, anti-dilutive options of 10,000, and 691,934 respectively, have been excluded from the calculation of EPS because the options' exercise price was greater than the market price of the common shares.

  Segment Reporting

  The Company is reporting a single segment in fiscal 2001. In prior fiscal years, the Company reported two distinct segments determined by distribution channel: a direct mail segment and a wholesale segment. Both segments of the Company sold similar products, although the entire Company's product range was not fully available to both segments. In fiscal 2000, direct mail sales accounted for $4,146,000 or 4.9% of total Company sales and this segment had been shrinking as a percent of total sales for the past three fiscal years. In addition, on October 1, 2000, in an effort to manage sales to small businesses more effectively, the Company transferred its "business to business" operations from direct mail to its wholesale sales organization, thereby further decreasing the size of the direct mail segment. The Company now refers to its direct mail business as its consumer direct channel.

  ChefExpress.net, Inc. Promissory Note

  In March 21, 2000, ChefExpress.net, Inc. delivered a promissory note to the Company in the principal amount of $100,000 bearing an annual interest rate of 8%. In the fourth quarter of fiscal 2000, the Company converted this loan into an equity investment. In addition to a minority ownership interest, the investment in the ChefExpress.net venture represents an opportunity for the Company to be prominently featured in an e-procurement website that targets chefs in restaurants and the high-end sector of the food service channel. A board member of Green Mountain Coffee was the Chief Executive Officer and President of ChefExpress.net at the time the promissory note was issued. During the second quarter of fiscal 2001, the Company recorded an impairment charge of $52,000 against its $104,000 minority ownership investment in ChefExpress.net, Inc. due to the fact that ChefExpress.net was experiencing a slower than expected sales growth due to difficulties in raising adequate growth capital.

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

  Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2001 and fiscal 2000 (dollars in thousands, except per share data). All quarters presented are made of 12 weeks except for the first fiscal quarters of fiscal 2001 and fiscal 2000 which comprise 16 weeks each, and the fourth fiscal quarter of fiscal 2000 which includes 13 weeks.

Fiscal 2001	January 20, 2001	April 14, 2001	July 7, 2001	September 29, 2001

Net sales	$ 30,905	$ 22,741	$ 21,447	$ 20,483
Gross profit	$ 12,520	$ 9,681	$ 9,417	$ 9,244
Income from continuing operations	$ 1,820	$ 1,213	$ 1,342	$ 1,407
Net income	$ 1,820	$ 1,213	$ 1,342	$ 1,525
Earnings per share:
Basic	$ 0.29	$ 0.19	$ 0.21	$ 0.23
Diluted	$ 0.26	$ 0.17	$ 0.18	$ 0.21

Fiscal 2000	January 15, 2000	April 8, 2000	July 1, 2000	September 30, 2000

Net sales	$ 24,742	$ 18,259	$ 19,668	$ 21,332
Gross profit	$ 10,046	$ 7,269	$ 7,759	$ 8,462
Income from continuing operations	$ 1,300	$ 615	$ 802	$ 1,436
Net income	$ 1,300	$ 615	$ 802	$ 1,496
Earnings per share:
Basic	$ 0.19	$ 0.09	$ 0.12	$ 0.24
Diluted	$ 0.18	$ 0.09	$ 0.11	$ 0.22

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 6, 2001 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 6, 2001

Schedule II - Valuation and Qualifying Accounts
for the fiscal years ended
September 29, 2001, September 30, 2000, and September 25, 1999

Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Fiscal 2001	$ 320,000	$ 830,000	-	$ 658,000	$ 492,000
Fiscal 2000	$ 190,000	$ 361,000	-	$ 231,000	$ 320,000
Fiscal 1999	$ 378,000	$ 241,000	-	$ 429,000	$ 190,000

Obsolete inventory valuation allowance:
Fiscal 2001	$ 127,000	$ 106,000	-	$ 84,000	$ 149,000
Fiscal 2000	$ 136,000	$ 77,000	-	$ 86,000	$ 127,000
Fiscal 1999	$ 75,000	$ 151,000	-	$ 90,000	$ 136,000

Deferred tax asset valuation allowance:
Fiscal 2001	$ 1,821,000	-	-	-	$ 1,821,000
Fiscal 2000	$ 2,355,000	-	-	$ 534,000	$ 1,821,000
Fiscal 1999	$ 2,355,000	-	-	-	$ 2,355,000