Form 10-Q
period 2002-01-19
GREEN MOUNTAIN COFFEE INC
filed 2002-03-04
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the sixteen weeks ended January 19, 2002

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

YES [ Ö ] NO [ ]

As of February 4, 2002, 6,725,639 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE, INC.
Consolidated Balance Sheets
(Dollars in thousands)
	January 19, 2002	September 29, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 881	$ 979
Receivables, less allowances of $428 at January 19, 2002 and $492 at September 29, 2001	8,994	9,142
Inventories	5,497	6,059
Other current assets	839	524
Income tax receivable	-	743
Deferred income taxes, net	614	738
Total current assets	16,825	18,185

Fixed assets, net	15,875	14,397
Goodwill and other intangibles	1,521	1,546
Other long-term assets	2,123	295
Deferred income taxes, net	94	73

Total assets	$ 36,438	$ 34,496
	=====	=====
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 196	$ 195
Accounts payable	5,852	6,099
Accrued compensation costs	1,229	1,682
Income tax payable	804	-
Accrued expenses	1,467	1,664
Total current liabilities	9,548	9,640

Long-term debt	192	256

Long-term line of credit	4,970	6,000

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 10,000,000 shares; Issued - 7,863,012 and 7,804,647 shares at January 19, 2002 and September 29, 2001, respectively	786	780
Additional paid-in capital	18,829	18,390
Retained earnings	10,924	8,678
Other comprehensive (loss), net of tax	(223)	(219)
ESOP unallocated shares, at cost - 56,746 and 73,800 shares at January 19, 2002 and September 29, 2001, respectively	(1,537)	(2,000)
Treasury shares, at cost - 1,138,273 and 1,137,506 shares at January 19, 2002 and September 29, 2001, respectively	(7,051)	(7,029)
Total stockholders' equity	21,728	18,600

Total liabilities and stockholders' equity	$ 36,438	$ 34,496
	=====	=====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Sixteen weeks ended
	January 19, 2002	January 20, 2001
	(unaudited)

Net sales	$ 32,357	$ 30,905
Cost of sales	17,892	18,385
Gross profit	14,465	12,520

Selling and operating expenses	8,503	7,395
General and administrative expenses	2,100	1,887
Operating income	3,862	3,238

Other (expense) income	(11)	13
Interest expense	(77)	(198)
Income before income taxes	3,774	3,053

Income tax expense	(1,528)	(1,233)
Net income	$ 2,246	$ 1,820
	=====	=====
Basic income per share:
Weighted average shares outstanding	6,634,397	6,263,522
Net income	$ 0.34	$ 0.29

Diluted income per share:
Weighted average shares outstanding	7,282,797	7,073,712
Net income	$ 0.31	$ 0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Sixteen weeks ended
	January 19, 2002	January 20, 2001

Net income	$ 2,246	$ 1,820
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(35)	(87)
Losses on derivatives designated as cash flow hedges included in net income	31	-
Other comprehensive loss	(4)	(87)
Comprehensive income	$ 2,242	$ 1,733
	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Sixteen weeks ended
	January 19, 2002	January 20, 2001
	(unaudited)

Cash flows from operating activities:
Net income	$ 2,246	$ 1,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,203	1,060
(Gain) on disposal and abandonment of fixed assets	(29)	(12)
Provision for doubtful accounts	85	255
Tax benefit from exercise of non-qualified options	272	548
Deferred income taxes	103	62
Changes in assets and liabilities, excluding assets purchased from Frontier:
Receivables	63	(1,307)
Inventories	562	182
Income tax payable (receivable)	1,547	(17)
Other current assets	(315)	(346)
Other long-term assets, net	2	3
Accounts payable	(247)	(573)
Accrued compensation costs	(53)	(76)
Accrued expenses	(201)	(79)
Net cash provided by operating activities	5,238	1,520

Cash flows from investing activities:
Investment in Keurig, Incorporated	(1,830)	-
Capital expenditures for fixed assets	(2,800)	(1,414)
Proceeds from disposals of fixed assets	174	55
Net cash used for investing activities	(4,456)	(1,359)

Cash flows from financing activities:
Purchase of treasury shares	(22)	-
Purchase of unallocated ESOP shares	(7)	-
Proceeds from issuance of common stock	242	504
Repayment of long-term debt	(63)	(46)
Net change in revolving line of credit	(1,030)	(795)
Net cash used for financing activities	(880)	(337)

Net (decrease) in cash and cash equivalents	(98)	(176)
Cash and cash equivalents at beginning of period	979	559
Cash and cash equivalents at end of period	$ 881	$ 383
	====	====

Non cash activities - release of ESOP shares to participants	$ 400	-

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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the sixteen week period ended January 19, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the fiscal year ended September 29, 2001.

2. Inventories

                   Inventories consisted of the following:

	January 19, 2002	September 29, 2001
Raw materials and supplies	$ 2,793,000	$ 3,097,000
Finished goods	2,704,000	2,962,000
	$ 5,497,000	$ 6,059,000
	=====	=====

Inventory values above are presented net of $180,000 and $149,000 of obsolescence reserves at January 19, 2002 and September 29, 2001, respectively.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Sixteen weeks ended
	January 19, 2002	January 20, 2001
Numerator - basic and diluted earnings per share : Net income	$ 2,246	$ 1,820
Denominator:	====	====
Basic earnings per share - weighted average shares outstanding	6,634,397	6,263,522
Effect of dilutive securities - stock options	648,400	810,190
Diluted earnings per share - weighted average shares outstanding	7,282,797	7,073,712
	====	====
Basic earnings per share	$ 0.34	$ 0.29
Diluted earnings per share	$ 0.31	$ 0.26

For the sixteen weeks ended January 19, 2002 and January 20, 2001, options to purchase 41,500 and 5,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.
    Derivative Instruments and Hedging Activities

    The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At January 19, 2002, the Company held outstanding futures contracts with a fair market value of $(332,000). These futures contracts are hedging coffee purchase commitments that take place in the next six months and the related gains and losses will be reflected in cost of sales in the remaining three fiscal quarters of 2002, when the related finished goods inventory is sold. At September 29, 2001, the Company held futures contracts with a total fair market value of $(369,000).

    At January 19, 2002, deferred losses on futures contracts designated as cash flow hedges amounted to $376,000 ($223,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses.

    In the first quarter of fiscal 2002, total losses on futures included in cost of sales amounted to $52,000.

    Investment in Keurig, Incorporated

    On January 8, 2002, the Company purchased 281,356 preferred shares of Keurig, Incorporated ("Keurig") for approximately $1,830,000 from third-party investors. At January 19, 2002, Green Mountain Coffee held a total minority investment in Keurig of 321,087 shares (which represents less than 10% of Keurig's outstanding shares), at a cost of $1,981,000. This investment is included in other long-term assets.

    In addition, on February 5, 2002, the Company announced that it had purchased options to buy up to 34% (including current holdings) of Keurig's outstanding stock which may be exercised on or before April 8, 2002. These options, which have an exercise price of $6.50 a share, were acquired over several months, from December 2001 to February 2002.

    Recent pronouncements

    During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) addressed various issues which impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives". EITF Issue 00-14 provides guidance relating to the income statement classification of certain sales incentives. In April 2001, the EITF reached a consensus on EITF Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products or Services." EITF Issue 00-25 addresses when certain consideration from a vendor to a reseller should be classified in the vendor's income statement as a reduction of revenue. Issue 00-14 and Issue 00-25 are effective for the second quarter of fiscal 2002 for the Company.

    The Company has been evaluating the impact of adopting these pronouncements on its consolidated financial statements. To conform to these pronouncements, starting in the second quarter of fiscal 2002, the Company will reclassify a portion of free goods provided to its customers from selling and operating expenses to cost of sales. For the sixteen weeks ended January 19, 2002 and January 20, 2001, the increase in cost of sales (and corresponding decrease in selling and operating expenses) is estimated at $163,000 and $150,000, respectively. The impact on revenues from the reclassification of considerations paid to resellers (primarily in the form of payments for cooperative advertisement programs) was immaterial.

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Provisions of FAS 141 are effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company adopted the provisions of FAS 142 in the first quarter of fiscal 2002.

    Employee Stock Ownership Plan

    The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. The Board of Directors authorized 17,354 shares to be released to ESOP participants in the sixteen week period ended January 19, 2002. These 17,354 shares had a fair market value of $400,000 and a cost basis of $470,000. The related accrued compensation of $400,000 had been accrued in fiscal year 2001.

    For the sixteen weeks ended January 19, 2002 and January 20, 2001, the Company recorded compensation costs of $62,000 and $200,000, respectively, to accrue for anticipated stock distributions under the ESOP. On January 19, 2002, the ESOP held 56,746 unearned shares at an average cost of $27.10.

    Related party transactions

During the sixteen weeks ended January 19, 2002, the Company used travel services provided by Heritage Flight, a company which leases privately-owned airplanes. A portion of those travel fees were for flights on an airplane owned by Sabre Mountain LLC, which is 50% owned by Spirit Too, LLC, a company whose sole owner is the CEO of Green Mountain Coffee, Inc. The amount of revenues received by Sabre Mountain from trips booked by Green Mountain Coffee amounted to $69,000 in the sixteen week period ended January 19, 2002.

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

The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, the Company enters into futures contracts to hedge price-to-be-established coffee purchase commitments.

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

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality arabica green coffee, terrorist activities and related events, organizational changes, the impact of a weaker economy, competition and other business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, the Company's level of success in continuing to attract new customers, Keurig Inc.'s ability to continue to grow in the office coffee service market and success in entering the home brewer market, variances from budgeted sales mix and growth rate, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Results of Operations

Sixteen weeks ended
	January 19, 2002	January 20, 2001

Net sales	100.0%	100.0%
Cost of sales	55.3%	59.5%
Gross profit	44.7%	40.5%

Selling and operating expenses	26.3%	23.9%
General and administrative expenses	6.5%	6.1%
Operating income	11.9%	10.5%

Other (expense) income	(0.0)%	0.0%
Interest expense	(0.2)%	(0.6)%
Income from continuing operations before taxes	11.7%	9.9%

Income tax expense	(4.8)%	(4.0)%
Net income	6.9%	5.9%
	===	===

GREEN MOUNTAIN COFFEE, INC.

Total Company Coffee Pounds Shipped by Customer Sales Channel - Unaudited
(As a Percent of Total Coffee Pounds Shipped)

Channel	Q1 16 wks. ended 1/19/02	Q1 16 wks. ended 1/20/01	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
Convenience Stores	27.9%	26.6%	179,000	17.8%
Supermarkets	26.3%	25.3%	158,000	16.5%
Other Retail	3.7%	2.3%	75,000	87.2%
Restaurants	8.5%	9.8%	(9,000)	-2.4%
Office Coffee Service Distributors	22.6%	24.7%	29,000	3.1%
Other Food Service	7.3%	8.5%	(11,000)	-3.4%
Consumer Direct	3.7%	2.8%	50,000	46.7%
Totals	4,255,000	3,784,000	471,000	12.4%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Wholesale Coffee Pounds Shipped by Geographic Region - Unaudited
(As a Percentage of Total Wholesale Coffee Pounds Shipped)

Region	Q1 16 wks. ended 01/19/02	Q1 16 wks. ended 01/20/01	Q1 Y/Y lb. Increase	Q1 %Y/Y lb. Increase
Northern New England	30.8%	32.1%	85,000	7.2%
Southern New England	22.1%	25.2%	(22,000)	-2.4%
Mid-Atlantic	22.7%	22.3%	111,000	13.5%
South Atlantic	7.1%	7.4%	22,000	8.1%
South Central	4.6%	1.0%	154,000	416.2%
Midwest	1.9%	2.6%	(20,000)	-20.6%
West	2.6%	1.7%	41,000	64.1%
Multi-Regional	7.4%	6.5%	63,000	26.4%
International	0.8%	1.2%	(13,000)	-29.5%
Totals	4,098,000	3,677,000	421,000	11.4%

Note 1: Excludes coffee pounds sold in the Consumer Direct channel.
Note 2: The allocation by region of coffee pounds shipped to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated.

Sixteen weeks ended January 19, 2002 versus sixteen weeks ended January 20, 2001

Net sales increased by $1,452,000, or 4.7%, from $30,905,000 for the sixteen weeks ended January 20, 2001 (the "2001 period") to $32,357,000 for the sixteen weeks ended January 19, 2002 (the "2002 period"). Coffee pounds shipped increased by approximately 471,000 pounds, or 12.4%, from approximately 3,784,000 pounds in the 2001 period to approximately 4,255,000 pounds in the 2002 period. The pounds increase was strongest in the convenience store channel, which grew 17.8%, largely due to the continued ramp up of sales to McLane Company, Inc. ("McLane") which started to purchase Green Mountain coffee for distribution to ExxonMobil convenience stores in the second fiscal quarter of 2001. The increase in this channel in the second and third quarters of fiscal 2002 are expected to be smaller as a result of last year's ramp-up of sales to McLane, and may even be negative. The other channel which showed a substantial increase this period is the supermarket channel, in which coffee pounds shipped grew 16.5%. The increase was primarily due to the addition of sales to two customers: Kings Super Markets and Fred Meyer Supermarkets (the latter was acquired with the Frontier® organic coffee business in the third quarter of last fiscal year). The Company experienced a slower year-over-year growth rate in the office coffee service channel in the 2002 period as compared to last fiscal year. Management believes this reduced growth rate was primarily due to the general impact of a slower economy and increased competition from other roasters, which resulted in a 2.0% year-over-year decline in Keurig® K-cup shipments.

The difference between the coffee pounds sold growth rate (12.4%) and the sales dollars growth rate (4.7%) primarily reflects the impact of a reduction in sales prices charged to ExxonMobil convenience stores served by McLane Company, in return for lower delivery and other sales and operating costs reductions benefiting the Company, and, to a lesser extent, product sales mix changes and lower sales prices in other parts of the business.

Management now anticipates full-year fiscal 2002 growth in coffee pounds shipped to be in the range of 11% to 13%, and dollar sales growth in the range of 5% to 7%, with the strongest growth in the last two quarters of the year. Year-over-year growth in the second fiscal quarter in coffee pounds shipped is expected to be in the range of 2% to 4%, and dollar sales could decrease, quarter-over-quarter, by 3% to 5%, due to factors outlined above.

Gross profit increased by $1,945,000, or 15.5%, from $12,520,000 for the 2001 period to $14,465,000 for the 2002 period. As a percentage of net sales, gross profit increased 4.2 percentage points from 40.5% for the 2001 period to 44.7% for the 2002 period. The increase in gross profit as a percentage of sales was due primarily to lower green coffee costs and a change in product mix, with a lesser percentage of sales from low margin items such as co-logo cups, which are now purchased directly from the cup manufacturer by ExxonMobil for stores supplied by McLane.

Selling and operating expenses increased by $1,108,000, or 15.0%, from $7,395,000 for the 2001 period to $8,503,000 for the 2002 period. As a percentage of sales, selling and operating expenses increased 2.4 percentage points from 23.9% for the 2001 period to 26.3% for the 2002 period. The increase in selling and operating expense was primarily due to increases in consumer direct promotional expenses and wholesale sales force compensation costs.

General and administrative expenses increased by $213,000, or 11.3%, from $1,887,000 for the 2001 period to $2,100,000 for the 2002 period. As a percentage of sales, general and administrative expenses increased 0.4 percentage points from 6.1% for the 2001 period to 6.5% for the 2002 period. The increase in general and administrative expenses was primarily due to higher compensation, recruiting and relocation costs, and travel costs.

As a result of the foregoing combined with a reduction of accruals for bonuses and ESOP expenses of $433,000 quarter-over-quarter, operating income increased by $624,000, or 19.3%, from $3,238,000 for the 2001 period to $3,862,000 for the 2002 period.

Interest expense decreased by $121,000, or 61.1%, from $198,000 for the 2001 period to $77,000 for the 2002 period. This decrease is due to lower interest rates as well as decreasing debt balances.

Income tax expense increased $295,000, or 23.9%, from $1,233,000 for the 2001 period to $1,528,000 for the 2002 period. The effective tax rate for the 2002 period was 40.5%. It is expected that the Company's effective tax rate will approximate 40% for the full fiscal 2002 year. This estimate is dependent on possible changes in the valuation allowance against the deferred tax asset arising from its Vermont Manufacturer's tax credit during the remainder of fiscal 2002. In the 2002 period, the Company reduced its valuation allowance on the Vermont Manufacturer's tax credit by $30,000. The ultimate amount of this credit that the Company will be able to use is dependent on many factors, including the amount of taxable income being generated; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options.

Net income increased by $426,000, or 23.4%, from $1,820,000 for the 2001 period to $2,246,000 in the 2002 period. Due to slowing revenues, net income in the second quarter of fiscal 2002 may be lower than in the second quarter of fiscal 2001.

Liquidity and Capital Resources

Working capital decreased $1,268,000 to $7,277,000 at January 19, 2002 from $8,545,000 at September 29, 2001. This decrease is primarily due to the elimination of the income tax receivable and lower inventories, and was offset by lower accrued compensation costs. As a percentage of sales, accounts receivable decreased in the 2002 period, when compared to accounts receivable levels throughout fiscal 2001.

In the 2002 period, the Company purchased 281,356 preferred shares of Keurig, Incorporated ("Keurig") for approximately $1,830,000. Cash used to fund this investment was obtained from the Company's line of credit with Fleet Bank - NH. At January 19, 2002, The Company held a total minority investment in Keurig of 321,087 common equivalent shares (which represents less than 10% of Keurig's outstanding shares), at a cost of $1,981,000. In addition, on February 5, 2002, the Company announced that it had purchased options to buy up to 34% (including current holdings) of Keurig's outstanding stock on or before April 8, 2002. The exercise price of these options to purchase shares of Keurig is $6.50 a share. In the event additional options are exercised, management' s present intention is to fund the investment in Keurig through an expansion of the currently available credit facility with Fleet - NH and/or additional borrowings. This additional investment in Keurig may lead the Company to adopt the equity method of accounting for investments, which may negatively impact earnings in future periods.

During the 2002 period, besides the investment in Keurig, Green Mountain had capital expenditures of $2,800,000, including $1,767,000 for production and distribution equipment, $459,000 for leasehold improvements, $221,000 for equipment on loan to wholesale customers, $207,000 for computer equipment and software, and $146,000 in fixtures. These capital expenditures include installation costs of $586,000 for two roasters purchased at auction in fiscal 2001. Once the installation of these two new roasters is completed, the Company's annual roasting capacity in Waterbury, Vermont, is expected to increase from approximately 15 million pounds to 40 to 50 million pounds of roasted coffee. The completion of the installation of the roasters is being delayed due to slower sales growth.

During the 2001 period, Green Mountain had capital expenditures of $1,414,000, including $665,000 for equipment on loan to wholesale customers, $275,000 for computer equipment and software, and $223,000 for production and distribution equipment. Cash used to fund the capital expenditures in the 2002 and 2001 periods was obtained from net cash provided by operating activities.

The Company currently plans to make net capital expenditures in fiscal 2002 in the range of $6,500,000 to $7,500,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

In the 2002 period, cash flow from financing activities included $242,000 generated from the exercise of employee stock options, down from $504,000 in the 2001 period. In addition, cash flow from operating activities included a $272,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, down from $548,000 in the 2001 period. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

The Company maintains a $15,000,000 line of credit with Fleet Bank - NH. At January 19, 2002, the outstanding balance on the Fleet line of credit was $4,970,000 and the amount remaining available was $10,030,000. The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at January 19, 2002.

Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 2002. However, a decrease in operating cash flows, due to a decline in earnings or other factors, may impact the Company's ability to self-fund capital expenditures and other investments, or service debt requirements, and may lead the Company to rely on additional borrowings as a source of funding.

Deferred Income Taxes

The Company had net deferred tax assets of $708,000 at January 19, 2002. These assets are reported net of a deferred tax asset valuation allowance at that date of $1,791,000 (including $1,772,000 related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 24, 2001.

At January 19, 2002, the Company had $4,970,000 of debt subject to variable interest rates (the lower of Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis point increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $50,000 on an annualized basis.

Part II. Other Information

 (a) Exhibits:

3.1 Certificate of Incorporation, as Amended1

3.2 Bylaws2

10.1 Form of Stock Option Agreement 3

(b) No reports on Form 8-K were filed during the sixteen weeks ended January 19, 2002.

1 Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001.

2 Incorporated by reference to the corresponding exhibit number in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993.

3 Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on February 5, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE, INC.
Date:	3/4/2002	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	3/4/2002	By /s/ William G. Hogan
William G. Hogan,
Vice President and Chief Financial Officer

Date:	3/4/2002	By: /s/ Robert D. Britt
Robert D. Britt,
Vice President, Treasurer and Secretary