Form 10-Q
period 2002-04-13
GREEN MOUNTAIN COFFEE INC
filed 2002-05-29
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended April 13, 2002

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

YES [ Ö ] NO [ ]

As of May 3, 2002, 6,750,969 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	April 13, 2002	September 29, 2001
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$ 9,307	$ 979
Receivables, less allowances of $452 at April 13, 2002 and $492 at September 29, 2001	9,100	9,142
Inventories	5,436	6,059
Other current assets	697	524
Income tax receivable	-	743
Deferred income taxes, net	475	738
Total current assets	25,015	18,185

Fixed assets, net	17,332	14,397
Investment in Keurig, Incorporated, at cost	6,072	151
Goodwill and other intangibles	1,502	1,546
Other long-term assets	118	144
Deferred income taxes, net	30	73

Total assets	$ 50,069	$ 34,496
	======	======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 2,701	$ 195
Accounts payable	5,739	6,099
Accrued compensation costs	1,156	1,682
Income tax payable	70	-
Accrued expenses	1,458	1,664
Total current liabilities	11,124	9,640

Long-term debt	2,642	256

Long-term line of credit	12,820	6,000

Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 7,883,670 and 7,804,647 shares at April 13, 2002 and September 29, 2001, respectively	788	780
Additional paid-in capital	19,133	18,390
Retained earnings	12,250	8,678
Other comprehensive (loss), net of tax	(101)	(219)
ESOP unallocated shares, at cost - 56,746 and 73,800 shares at April 13, 2002 and September 29, 2001, respectively	(1,537)	(2,000)
Treasury shares, at cost - 1,138,273 and 1,137,506 shares at April 13, 2002 and September 29, 2001, respectively	(7,050)	(7,029)
Total stockholders' equity	23,483	18,600

Total liabilities and stockholders' equity	$ 50,069	$ 34,496
	======	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twelve weeks ended
	April 13, 2002	April 14, 2001
	(unaudited)

Net sales	$ 23,013	$ 22,741
Cost of sales	13,074	13,174
Gross profit	9,939	9,567

Selling and operating expenses	5,820	5,631
General and administrative expenses	1,836	1,721
Operating income	2,283	2,215

Other income	4	2
Interest expense	(18)	(146)
Income before income taxes	2,269	2,071

Income tax expense	(943)	(858)
Net income	$ 1,326	$ 1,213
	======	======
Basic income per share:
Weighted average shares outstanding	6,673,261	6,353,999
Net income	$ 0.20	$ 0.19

Diluted income per share:
Weighted average shares outstanding	7,264,315	7,178,428
Net income	$ 0.18	$ 0.17

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twenty-eight weeks ended
	April 13, 2002	April 14, 2001
	(unaudited)

Net sales	$ 55,370	$ 53,646
Cost of sales	31,129	31,708
Gross profit	24,241	21,938

Selling and operating expenses	14,160	12,877
General and administrative expenses	3,936	3,608
Operating income	6,145	5,453

Other (expense) income	(7)	15
Interest expense	(95)	(344)
Income before income taxes	6,043	5,124

Income tax expense	(2,471)	(2,091)
Net income	$ 3,572	$ 3,033
	======	======
Basic income per share:
Weighted average shares outstanding	6,651,112	6,302,420
Net income	$ 0.54	$ 0.48

Diluted income per share:
Weighted average shares outstanding	7,274,876	7,118,183
Net income	$ 0.49	$ 0.43

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Twenty-eight weeks ended
	April 13, 2002	April 14, 2001	April 13, 2002	April 14, 2001

Net income	$ 1,326	$ 1,213	$ 3,572	$ 3,033
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(14)	(97)	(49)	(235)
Losses on derivatives designated as cash flow hedges included in net income	136	63	167	114
Other comprehensive income (loss)	122	(34)	118	(121)
Comprehensive income	$ 1,448	$ 1,179	$ 3,690	$ 2,912
	=====	=====	=====	=====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity

For the Period Ended April 13, 2002
(Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 29, 2001	7,804,647	$ 780	$ 18,390	$8,678	$ (219)	(1,137,506)	$(7,029)	(73,800)	$(2,000)	$ 18,600
Issuance of common stock under employee stock purchase plan	14,566	1	256	-	-	-	-	-	-	257
Options exercised	64,457	7	255	-	-	(767)	(21)	-	-	241
Purchase of unallocated ESOP shares	-	-	-	-	-	-	-	(300)	(7)	(7)
Tax benefit from exercise of options	-	-	302	-	-	-	-	-	-	302
Allocation of employee stock purchase plan shares	-	-	(70)	-	-	-	-	17,354	470	400
Other comprehensive income, net of tax	-	-	-	-	118	-	-	-	-	118
Net income	-	-	-	3,572	-	-	-	-	-	3,572

Balance at April 13, 2002	7,883,670	$ 788	$ 19,133	$12,250	$ (101)	(1,138,273)	$(7,050)	(56,746)	$(1,537)	$ 23,483
	=====	===	====	====	===	=====	====	====	====	====

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Cash Flows

	Twenty-eight weeks ended
	April 13, 2002	April 14, 2001
	(unaudited)

Cash flows from operating activities:
Net income	$ 3,572	$ 3,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,122	1,892
Gain on disposal and abandonment of fixed assets	(32)	(9)
Provision for doubtful accounts	186	530
Tax benefit from exercise of non-qualified options	302	801
Deferred income taxes	306	102
Changes in assets and liabilities:
Receivables	(144)	(1,928)
Inventories	623	376
Income tax payable (receivable)	813	(124)
Other current assets	(173)	(787)
Other long-term assets, net	26	56
Accounts payable	(360)	59
Accrued compensation costs	(126)	185
Accrued expenses	(88)	568
Net cash provided by operating activities	7,027	4,754

Cash flows from investing activities:
Investment in Keurig, Incorporated	(5,921)	-
Capital expenditures for fixed assets	(5,194)	(2,553)
Proceeds from disposals of fixed assets	213	113
Net cash used for investing activities	(10,902)	(2,440)

Cash flows from financing activities:
Purchase of treasury shares	(21)	-
Purchase of unallocated ESOP shares	(7)	-
Proceeds from issuance of common stock	519	871
Proceeds from issuance of long-term debt	5,000	97
Repayment of long-term debt	(108)	(83)
Net change in revolving line of credit	6,820	(2,500)
Net cash provided by (used for) financing activities	12,203	(1,615)

Net increase in cash and cash equivalents	8,328	699
Cash and cash equivalents at beginning of period	979	559
Cash and cash equivalents at end of period	$ 9,307	$ 1,258
	=====	=====

Non cash activities - release of ESOP shares to participants	$ 400	-

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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve week and twenty-eight week periods ended April 13, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002.

For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for Green Mountain Coffee, Inc. for the fiscal year ended September 29, 2001.

2. Inventories

Inventories consisted of the following:

	April 13, 2002	September 29, 2001
Raw materials and supplies	$ 2,780,000	$ 3,097,000
Finished goods	2,656,000	2,962,000
	$ 5,436,000	$ 6,059,000
	======	======

Inventory values above are presented net of $143,000 and $149,000 of obsolescence reserves at April 13, 2002 and September 29, 2001, respectively.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2002	April 14, 2001	April 13, 2002	April 14, 2001
Numerator - basic and diluted earnings per share : Net income	$ 1,326	$ 1,213	$ 3,572	$ 3,033
Denominator:	=====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	6,673,261	6,353,999	6,651,112	6,302,420
Effect of dilutive securities - stock options	591,054	824,429	623,764	815,763
Diluted earnings per share - weighted average shares outstanding	7,264,315	7,178,428	7,274,876	7,118,183
	=====	=====	=====	=====
Basic earnings per share	$ 0.20	$ 0.19	$ 0.54	$ 0.48
Diluted earnings per share	$ 0.18	$ 0.17	$ 0.49	$ 0.43

For the twelve weeks ended April 13, 2002 and April 14, 2001, options to purchase 92,000 (at exercise prices ranging from $22.75 to $26.83 per share) and 5,500 shares of common stock (at exercise prices ranging from $20.281 to $20.938 per share) respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.
  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At April 13, 2002, the Company held outstanding futures contracts with a fair market value of $(27,000). These futures contracts are hedging coffee purchase commitments that take place in the next fourteen months and the related gains and losses will be reflected in cost of sales in the next five fiscal quarters when the related finished goods inventory is sold. At September 29, 2001, the Company held futures contracts with a total fair market value of $(369,000).

  At April 13, 2002, deferred losses on futures contracts designated as cash flow hedges amounted to $170,000 ($101,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses.

  In the twelve and twenty-eight week periods ended April 13, 2002, total losses on futures (gross of tax) included in cost of sales amounted to $232,000 and $284,000, respectively.

  Investment in Keurig, Incorporated

  During the 16 weeks ended January 19, 2002, the Company purchased 281,356 preferred shares of Keurig, Incorporated ("Keurig") for approximately $1,830,000 from third-party investors in Keurig. During the 12 weeks ended April 13, 2002, the Company purchased an additional 317,969 common shares and 304,994 preferred shares of Keurig from third party investors for approximately $4,091,000. The shares of common stock owned by the Company as of April 13, 2002 represent approximately 9.7% of Keurig's outstanding common shares and the total acquired shares (preferred and common) represent approximately 17.5% of Keurig's voting shares. As a result, due to the lack of significant influence over Keurig, the Company continued to use the cost method of accounting for its investment as of April 13, 2002.

  In addition to the shares acquired through April 13, 2002, the Company has exercised options it holds from various third-party investors in Keurig to purchase an additional 1,324,885 common shares and 3,925 preferred shares for approximately $8,637,000 plus minor transactional expenses. The acquisition of these additional shares will bring the Company's common stock ownership in Keurig to approximately 49.9% and its ownership of Keurig's total common stock equivalents to 41.9%. The additional acquisition of these shares during the Company's third fiscal quarter will result in the Company's adoption of the equity method of accounting for its investment in Keurig.

  At April 13, 2002, the Company had $8,637,000 of cash designated for the investment in additional Keurig shares included in cash and cash equivalents on the accompanying balance sheet.

  Amendment of Credit Facility and new Term Loan

On April 3, 2002, the Company entered into the Fourteenth Amendment to the Fleet National Bank ("Fleet") Commercial Loan Agreement and Loan Documents (the "Credit Facility"), pursuant to which the Company refinanced its existing $15,000,000 revolving line of credit extending the maturity date one year to March 31, 2004.

In addition, the Company entered into a $5,000,000 two-year term loan (the "Term Loan") with Fleet under the Credit Facility. The Company will make quarterly principal repayments in the amount of $625,000, beginning on June 30, 2002 until March 31, 2004. Interest is paid monthly at LIBOR rates plus 1.75%.

A substantial portion of the line of credit and all the proceeds from the Term Loan are being used to finance the purchase of Keurig shares. The Credit Facility is secured by all the assets of the Company, including a pledge of the Keurig shares. There were no changes to the covenants of the Credit Facility except the Company was able to increase the allowable net capital expenditures it could make in fiscal 2002 from $7.5 million to $10 million. The amount of allowable net capital expenditures was reduced to $6 million in subsequent fiscal years. The Company was in compliance with all covenants of the Credit Facility at April 13, 2002.

At April 13, 2002, $12,820,000 and $5,000,000 were outstanding under the Credit Facility and the Term Loan, respectively.

7. Recent Pronouncements

During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) addressed various issues which impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives". EITF Issue 00-14 provides guidance relating to the income statement classification of certain sales incentives. In April 2001, the EITF reached a consensus on EITF Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products or Services." EITF Issue 00-25 addresses when certain consideration from a vendor to a reseller should be classified in the vendor's income statement as a reduction of revenue. Issue 00-14 and Issue 00-25 were effective for the second quarter of fiscal 2002 for the Company.

The Company has evaluated the impact of adopting these pronouncements on its consolidated financial statements and has reclassified a portion of free goods provided to its customers from selling and operating expenses to cost of sales. For the twelve weeks ended April 13, 2002 and April 14, 2001, the increase in cost of sales (and corresponding decrease in selling and operating expenses) was $176,000 and $113,000, respectively. For the twenty-eight weeks ended April 13, 2002 and April 14, 2001, the increase in cost of sales (and corresponding decrease in selling and operating expenses) was $339,000 and $263,000, respectively. The impact on revenues from the reclassification of considerations paid to resellers (primarily in the form of payments for certain cooperative advertisement programs) was immaterial.

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

  For the twenty-eight weeks ended April 13, 2002 and April 14, 2001, the Company recorded compensation costs of $113,000 and $234,000, respectively, to accrue for anticipated stock distributions under the ESOP. On April 13, 2002, the ESOP held 56,746 unearned shares at an average cost of $27.10.

  ChefExpress.net, Inc.

  During the twelve week period ended April 13, 2002, the Company recorded an impairment charge of $52,000 against its minority investment in ChefExpress.net, Inc., reducing the value of that investment to zero. This was due to the fact that the expected sale of ChefExpress.net was not completed and its operations are being closed down.

  Related party transactions

During the first two fiscal quarters of 2002, the Company used travel services provided by Heritage Flight, a company which leases privately-owned airplanes. A portion of those travel fees were for flights on an airplane owned by Sabre Mountain LLC, which is 50% owned by Spirit Too, LLC, a company whose sole owner is the CEO of Green Mountain Coffee, Inc. The amount of revenues received by Sabre Mountain from trips booked by Green Mountain Coffee amounted to $89,000 in the twenty-eight week period ended April 13, 2002.

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

Coffee Prices and Availability, and General Risk Factors

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In recent years, green coffee prices have been under considerable downward pressures due to oversupply. The Company believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In recent years, while the "C" price has been at or near historic lows, differentials have generally been on the rise. In recent months, green coffee prices have leveled off and, due primarily to a higher percentage of purchases of higher costing organic and Fair Trade coffees, the average cost of green coffee that the Company purchases is rising.

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

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality arabica green coffee, competition, terrorist activities and related events, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, the Company's level of success in continuing to attract new customers, Keurig Inc.'s ability to continue to grow in the office coffee service market and success in entering the home brewer market, variances from budgeted sales mix and growth rate, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Results of Operations

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2002	April 14, 2001	April 13, 2002	April 14, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8%	57.9%	56.2%	59.1%
Gross profit	43.2%	42.1%	43.8%	40.9%

Selling and operating expenses	25.3%	24.8%	25.6%	24.0%
General and administrative expenses	8.0%	7.6%	7.1%	6.7%
Operating income	9.9%	9.7%	11.1%	10.2%

Other income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.0)%	(0.6)%	(0.2)%	(0.6)%
Income before taxes	9.9%	9.1%	10.9%	9.6%

Income tax expense	(4.1)%	(3.8)%	(4.4)%	(3.9)%
Net income	5.8%	5.3%	6.5%	5.7%
	====	====	====	====

GREEN MOUNTAIN COFFEE, INC.

Total Company Coffee Pounds Shipped by Sales Channel - Unaudited

(As a Percent of Total Coffee Pounds Shipped)

Channel	Q2 12 wks. ended 4/13/02	Q2 12 wks. ended 4/14/01	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2 YTD 28 wks. Ended 4/13/02	Q2 YTD 28 wks. Ended 4/14/01	Q2 YTD Y/Y lb. Increase	Q2 YTD % Y/Y lb. Increase
Supermarkets	25.0%	22.3%	142,000	21.8%	25.7%	24.0%	300,000	18.6%
Convenience Stores	31.1%	30.7%	89,000	9.9%	29.2%	28.4%	268,000	14.1%
Other Retail	3.0%	1.8%	45,000	88.2%	3.5%	2.0%	120,000	87.6%
Restaurants	8.1%	8.7%	5,000	2.0%	8.3%	9.3%	(4,000)	-0.6%
Office Coffee Service Distributors	22.3%	26.0%	(52,000)	-6.9%	22.5%	25.3%	(23,000)	-1.4%
Other Food Service	7.8%	8.5%	(2,000)	-0.8%	7.5%	8.5%	(13,000)	-2.3%
Consumer Direct	2.7%	2.0%	26,000	44.1%	3.3%	2.5%	76,000	45.8%
Totals	3,166,000	2,913,000	253,000	8.7%	7,421,000	6,697,000	724,000	10.8%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Wholesale Coffee Pounds Shipped by Geographic Region - Unaudited

(As a Percentage of Total Wholesale Coffee Pounds Shipped)

Region	Q2 12 wks. ended 04/13/02	Q2 12 wks. ended 04/14/01	Q2 Y/Y lb. Increase	Q2 %Y/Y lb. Increase	Q2 YTD 28 wks. Ended 4/13/02	Q2 YTD 28 wks. Ended 4/14/01	Q2 YTD Y/Y lb. Increase	Q2 YTD % Y/Y lb. Increase
Northern New England	27.3%	29.3%	6,000	0.7%	29.3%	30.8%	91,000	4.5%
Southern New England	22.1%	24.1%	(9,000)	-1.3%	22.1%	24.8%	(31,000)	-1.9%
Mid-Atlantic	24.4%	21.5%	138,000	22.5%	23.4%	21.9%	249,000	17.4%
South Atlantic	9.3%	8.7%	40,000	16.1%	8.1%	8.0%	62,000	11.9%
South Central	3.8%	3.8%	8,000	7.3%	4.3%	2.2%	162,000	111.0%
Midwest	2.2%	2.2%	5,000	7.8%	2.0%	2.5%	(15,000)	-9.3%
West	2.6%	2.1%	20,000	33.3%	2.6%	1.9%	61,000	49.2%
Multi-Regional	7.5%	7.2%	25,000	12.2%	7.4%	6.8%	88,000	19.8%
International	0.8%	1.1%	(6,000)	-19.4%	0.8%	1.1%	(19,000)	-25.3%
Totals	3,081,000	2,854,000	227,000	8.0%	7,179,000	6,531,000	648,000	9.9%

Note 1: Excludes coffee pounds shipped in the Consumer Direct channel.

Note 2: The allocation by region of coffee pounds shipped to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated. Starting this quarter, these estimates started to be based on actual McLane's shipment patterns from each McLane warehouse to ExxonMobil convenience stores.

Twelve weeks ended April 13, 2002 versus twelve weeks ended April 14, 2001

Net sales increased by $272,000, or 1.2%, from $22,741,000 for the twelve weeks ended April 14, 2001 (the "2001 period") to $23,013,000 for the twelve weeks ended April 13, 2002 (the "2002 period"). Coffee pounds shipped increased by approximately 253,000 pounds, or 8.7%, from approximately 2,913,000 pounds in the 2001 period to approximately 3,166,000 pounds in the 2002 period. The difference between coffee pounds growth and dollar sales growth was due primarily to changes in sales mix, driven by the continued successful expansion of the Company's business with Exxon Mobil Corporation convenience stores (ExxonMobil). The Company's sales agreement with ExxonMobil, effective since February 2001, provides for lower coffee sales prices and a reduction in its direct purchases of accessories such as cups and lids, offset by lower delivery and ordering costs for Green Mountain Coffee.

The Company delivered its strongest growth for the quarter in the supermarket and convenience store channels, where coffee pounds shipped increased 21.8% and 9.9%, respectively. In the supermarket channel, growth was led by expansion of sales to two customers: Price Chopper Supermarkets, with an increase of 73 store locations during the quarter, and Kings Super Markets, which added the Company's complete bulk, pre-bag and cup coffee program to its 30 locations this past fall. Growth in the convenience store channel continued to be led by sales to ExxonMobil stores. There was a year-over-year slow down in the growth of shipments to ExxonMobil's distributor, McLane Company, Inc. ("McLane"), compared to previous quarters that will also be evident in the Company's third fiscal quarter. This is due to an initial ramp of sales to McLane to load their warehouses in the second and third quarters of fiscal 2001 for distribution to ExxonMobil convenience stores that had formerly been delivered directly by Green Mountain Coffee.

Growth in the supermarket and convenience store channels was offset by a 6.9% year-over-year reduction in coffee pounds shipped in the office coffee service (OCS) channel for the quarter. Management believes this decrease was primarily due to a reduction in sales to three large customers, and, to a lesser extent, the impact of a slower economy and increased competition from other roasters. The three customers include one that had gone bankrupt in the third quarter of fiscal 2001; one that had moved much of its business to another roaster and now is expected to move its business back to Green Mountain over the next few quarters; and, a third customer, competing primarily in the water business, who is concentrating less on their coffee program in 2002.

Management now anticipates full-year fiscal 2002 growth in coffee pounds shipped to be in the range of 11% to 13%, and dollar sales growth in the range of 6% to 8%. Management also anticipates third quarter fiscal 2002 growth in coffee pounds shipped to be in the range of 10% to 13%, and dollar sales growth in the range of 8% to 10%.

Gross profit increased by $372,000, or 3.9%, from $9,567,000 for the 2001 period to $9,939,000 for the 2002 period. As a percentage of net sales, gross profit increased 1.1 percentage points from 42.1% for the 2001 period to 43.2% for the 2002 period. The increase in gross profit as a percentage of sales was due primarily to a higher percentage of the Company's total sales being coffee compared to allied products such as cups and lids, and from a shift to higher margin coffee products. Unlike previous quarters, Green Mountain did not benefit from a year-over-year decrease in green coffee prices in the 2002 period. Management presently expects quarter-to-quarter and year-over-year green coffee costs to increase in the third fiscal quarter. It is anticipated that third quarter gross profit margins will be in the range of 42% to 43%. Total year margins are expected to be in the range of 43% to 44%.

Selling and operating expenses increased by $189,000, or 3.4%, from $5,631,000 for the 2001 period to $5,820,000 for the 2002 period. As a percentage of sales, selling and operating expenses increased 0.5 percentage points from 24.8% for the 2001 period to 25.3% for the 2002 period. The increase in selling and operating expense was primarily due to increases in wholesale sales force compensation costs related to being fully staffed in the current period, and was offset, in part, by a decrease in bad debt expense.

General and administrative expenses increased by $115,000, or 6.7%, from $1,721,000 for the 2001 period to $1,836,000 for the 2002 period. As a percentage of sales, general and administrative expenses increased 0.4 percentage points from 7.6% for the 2001 period to 8.0% for the 2002 period. The increase in general and administrative expenses was primarily due to higher compensation and training costs.

As a result of the foregoing and including a reduction of accruals for non-sales person bonus and ESOP expenses of approximately $220,000, operating income increased by $68,000, or 3.1%, from $2,215,000 for the 2001 period to $2,283,000 for the 2002 period.

Interest expense decreased by $128,000, or 87.7%, from $146,000 for the 2001 period to $18,000 for the 2002 period primarily due to lower year-over-year average debt balances outstanding and lower interest rates during the 2002 period. In the 2002 period, the Company capitalized $49,000 of interest expense associated with investments in production equipment currently classified as construction in progress (primarily the installation of the bowl roasters and related conveyance and storage equipment). It is anticipated that interest expense in the third and fourth fiscal 2002 quarters will be in the range of $140,000 to $160,000.

Income tax expense increased $85,000, or 9.9%, from $858,000 for the 2001 period to $943,000 for the 2002 period. The effective tax rate for the 2002 period was 41.6%. It is now expected that the Company's effective tax rate will approximate 41% for the full fiscal 2002 year. This estimate is dependent on the level of book and tax permanent differences and possible changes in the valuation allowance against the deferred tax asset arising from its Vermont manufacturer's investment tax credit during the remainder of fiscal 2002. The ultimate amount of this credit that the Company will be able to use is dependent on many factors, including the amount of taxable income being generated; the percentage of income that is allocable to the State of Vermont; and, the number of disqualifying dispositions of stock options.

Net income increased by $113,000, or 9.3%, from $1,213,000 for the 2001 period to $1,326,000 in the 2002 period. Excluding the future impact of the equity method of accounting for our Keurig investment, full-year earnings per share is expected to be in the range of $0.94 to $0.97. Third quarter earnings per share are expected to be in the range of $0.19 to $0.21. The Company currently estimates that the equity method accounting of its Keurig investment will have a negative impact on earnings per share in the range of $0.04 to $0.06 for the full fiscal year.

Twenty-eight weeks ended April 13, 2002 versus twenty-eight weeks ended April 14, 2001

Net sales increased by $1,724,000, or 3.2%, from $53,646,000 for the twenty-eight weeks ended April 14, 2001 (the "2001 YTD period") to $55,370,000 for the twenty-eight weeks ended April 13, 2002 (the "2002 YTD period"). Coffee pounds shipped increased by approximately 724,000 pounds, or 10.8%, from approximately 6,697,000 pounds in the 2001 YTD period to approximately 7,421,000 pounds in the 2002 YTD period. The difference between coffee pounds growth and dollar sales growth was due primarily to changes in sales mix, driven by the continued successful expansion of the Company's business with Exxon Mobil Corporation convenience stores (ExxonMobil). The Company's sales agreement with ExxonMobil, effective since February 2001, provides for lower coffee sales prices and a reduction in its direct purchases of accessories such as cups and lids, offset by lower delivery and ordering costs for Green Mountain Coffee.

Coffee pounds shipped increases were strongest in the supermarket and convenience store channels with year-over-year pound increases of 300,000 and 268,000, respectively. Wholesale coffee pounds shipped increases were strongest in the Mid-Atlantic region (New York, New Jersey and Pennsylvania) due primarily to increases in sales to Kings Super Markets and Price Chopper Supermarkets and in the South Central region due primarily to sales to McLane for ExxonMobil convenience stores.

Gross profit increased by $2,303,000, or 10.5%, from $21,938,000 for the 2001 YTD period to $24,241,000 for the 2002 YTD period. As a percentage of net sales, gross profit from continuing operations increased 2.9 percentage points from 40.9% for the 2001 YTD period to 43.8% for the 2002 YTD period. The increase in gross profit as a percentage of sales was due primarily to lower green coffee costs, a higher percentage of the Company's total sales being coffee compared to allied products such as cups and lids, and from a shift to higher margin coffee products.

Selling and operating expenses increased by $1,283,000, or 10.0%, from $12,877,000 for the 2001 period to $14,160,000 for the 2002 period. As a percentage of sales, selling and operating expenses increased 1.6 percentage points from 24.0% for the 2001 period to 25.6% for the 2002 period. The increase in selling and operating expense was primarily due to increases in wholesale sales force compensation costs and higher consumer direct promotional expenses, offset, in part, by lower bad debt expense.

General and administrative expenses increased by $328,000, or 9.1%, from $3,608,000 for the 2001 period to $3,936,000 for the 2002 period. As a percentage of sales, general and administrative expenses increased 0.4 percentage points from 6.7% for the 2001 period to 7.1% for the 2002 period. The increase in general and administrative expenses was primarily due to higher compensation, recruiting and relocation costs, and training costs.

As a result of the foregoing and including a year-to-date reduction of accruals for non-sales person bonus and ESOP expenses of approximately $653,000, operating income increased by $692,000, or 12.7%, from $5,453,000 for the 2001 YTD period to $6,145,000 for the 2002 YTD period.

Interest expense decreased by $249,000, or 72.4%, from $344,000 for the 2001 YTD period to $95,000 for the 2002 YTD period primarily due to lower year-over-year average debt balances outstanding and lower interest rates during the 2002 YTD period.

Income tax expense increased $380,000, or 18.2%, from $2,091,000 for the 2001 YTD period to $2,471,000 for the 2002 YTD period. The effective tax rate for the 2002 YTD period was 40.9%. It is now expected that the Company's effective tax rate will approximate 41% for the full fiscal 2002 year. This estimate is dependent on the level of book and tax permanent differences and possible changes in the valuation allowance against the deferred tax asset arising from its Vermont manufacturer's investment tax credit during the remainder of fiscal 2002 as noted above.

Net income increased $539,000, or 17.8%, from $3,033,000 in the 2001 YTD period to $3,572,000 in the 2002 YTD period.

Liquidity and Capital Resources

Working capital increased $5,346,000 to $13,891,000 at April 13, 2002 from $8,545,000 at September 29, 2001. This increase is primarily due to the increase in cash generated through long-term borrowing, which is being held to acquire additional shares of Keurig in the third fiscal quarter of 2002. The increase in cash was offset by a decrease in income tax receivable and an increase in the current portion of long-term debt.

In the 2002 YTD period, cash flow from financing activities included $519,000 generated from the exercise of employee stock options and the employee stock purchase plan, down from $871,000 in the 2001 YTD period. In addition, cash flow from operating activities included a $302,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, down from $801,000 in the 2001 YTD period. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

In the 2002 YTD period, the Company purchased 586,350 preferred shares and 317,969 common shares of Keurig, Incorporated ("Keurig") for approximately $5,921,000. The Company has exercised options to purchase an additional 3,925 preferred and 1,324,885 common shares of Keurig in the third fiscal quarter of 2002 at a cost of approximately $8,637,000, or $6.50 a share, plus minimal transaction costs. Separate from the Company, a total of 22,500 preferred and common shares were purchased by executives of Green Mountain at $6.50 per share in the third fiscal quarter of 2002. At April 13, 2002, the Company's escrow agent was holding approximately $8,637,000 of the Company's cash in escrow in order to fund these additional purchases. At April 13, 2002, the Company held less than 20% of the outstanding stock of Keurig and the investment was carried at cost. At the end of the third fiscal quarter of 2002, it is expected that Green Mountain will hold approximately 49.9% of the outstanding common shares of Keurig and 41.9% of its total common stock equivalents. The investment will be accounted for under the equity method starting in the third fiscal quarter of 2002. This may negatively impact earnings in future quarters. Notwithstanding, the Company's acquisition of shares of capital stock of Keurig, as a result of contractual limitations and restrictions agreed to by the Company, MD Co., which owns approximately 23% of Keurig's capital stock, effectively controls Keurig -- having the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

In order to finance the Keurig investment, the Company extended its existing $15,000,000 line of credit with Fleet Bank (Fleet) by one year to March 31, 2004 and entered into a new $5,000,000 term loan agreement with Fleet. The term loan is to be paid back in quarterly installments of $625,000, beginning on June 30, 2002 and ending in March 31, 2004. The interest rate is 175 basis points above LIBOR rates. At April 13, 2002, the outstanding balance on the Fleet line of credit was $12,820,000 and the amount remaining available was $2,180,000. The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at April 13, 2002.

During the 2002 YTD period, besides the investment in Keurig, Green Mountain had capital expenditures of $5,194,000, including $3,268,000 for production and distribution equipment, $510,000 for leasehold improvements, $739,000 for equipment on loan to wholesale customers, $405,000 for computer equipment and software, and $272,000 in fixtures. These capital expenditures include installation costs of $1,119,000 for two roasters purchased at auction in fiscal 2001. Once the installation of these two new roasters is completed, the Company's annual roasting capacity in Waterbury, Vermont, is expected to increase from approximately 15 million pounds to 40 to 50 million pounds of roasted coffee. The installation of the roasters and related equipment is expected to be completed in September 2002.

During the 2001 YTD period, Green Mountain had capital expenditures of $2,553,000, including $1,125,000 for equipment on loan to wholesale customers, $566,000 for production and distribution equipment, $484,000 for computer equipment and software, and $255,000 in leasehold improvements. Cash used to fund the capital expenditures in the 2002 and 2001 YTD periods was obtained from net cash provided by operating activities.

The Company currently plans to make net capital expenditures in fiscal 2002 of approximately $9,500,000 to $10,000,000, including the purchase of Keurig K-Cup™ production equipment, which is currently owned by Keurig. The cost of that equipment will be in the range of $1,500,000 to $2,500,000 and the Company has committed to purchase the equipment no later than December 31, 2003. The purchase price decreases the further out in time that the purchase occurs. The Company will pay reduced royalties to Keurig on K-Cup production after this equipment is purchased. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

A summary of the Company's cash requirements related to its outstanding long-term debt (excluding the Company's line of credit which terminates on March 31, 2004), future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2002, remaining	826,000	574,000	3,228,000	4,628,000
2003	2,575,000	1,069,000	1,879,000	5,523,000
2004	1,942,000	885,000	1,716,000	4,543,000
2005		798,000	146,000	944,000
2006		663,000		663,000
Thereafter		698,000		698,000
Total	5,343,000	4,687,000	6,969,000	16,999,000

Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 2002. However, a decrease in operating cash flows, due to a decline in earnings or other factors, may impact the Company's ability to self-fund capital expenditures and other investments, or service debt requirements, and may lead the Company to rely on additional borrowings or an equity offering as sources of funding. Management is presently considering expanding its credit facility in order to position the company for small strategic opportunities similar to last year's Frontier acquisition.

Deferred Income Taxes

The Company had net deferred tax assets of $505,000 at April 13, 2002. These assets are reported net of a deferred tax asset valuation allowance at that date of $1,791,000 (including $1,772,000 related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

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

Critical Accounting Policies

Green Mountain prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K). Actual results could differ from those estimates.

In December, the Securities and Exchange Commission ("SEC") requested that all registrants list their critical accounting policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of their Form 10-K. The SEC defined a critical accounting policy as one which is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, the Company has described its critical accounting policies below.

Provision for Doubtful Accounts
Periodically, the Company reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. In addition, from time-to-time the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from the Company's estimates.

Deferred Tax Valuation Allowance
Periodically, management reviews the adequacy of its deferred tax valuation allowance that is primarily related to a Vermont manufacturer's investment tax credit. This review entails estimating: the Company's future taxable income through fiscal 2004; how much of that taxable income will be allocable to Vermont; and, the levels of disqualifying dispositions of stock options, among other factors. A reduction in the valuation allowance can result in the Company reporting its income tax expense at a lower effective Federal and State tax rate. Conversely, an increase in the valuation allowance can result in the Company reporting its income tax at a higher rate. Since future results may differ materially from those estimated by the Company, the Company's estimate of the amount of deferred tax assets that will be ultimately realized could differ materially.

Impairment of Long-Lived Assets
When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, investments in other companies and intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 24, 2001.

At April 13, 2002, the Company had $17,820,000 of debt subject to variable interest rates ( Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis point increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $178,000 on an annualized basis.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant held its 2002 Annual Meeting of Stockholders on April 4, 2002 at the Company's offices located at 81 Demeritt Place in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

(b-c) At the Annual Meeting the stockholders voted as follows on the following matter:

VOTES

Proposal 1 - to amend the Certificate of Incorporation to institute a classified Board of Directors with staggered terms

For                    Against              Abstain              Not voted

3,826,169          1,217,221         1,307               1,680,942

Proposal 2 - to amend the Certificate of Incorporation to limit the filling of vacancies on the Board of Directors

For                    Against              Abstain              Not voted

3,927,451          1,071,503         45,743               1,680,942

Proposal 3 - to amend the Certificate of Incorporation to eliminate the right of stockholders to take action by written consent

For                    Against              Abstain              Not voted

3,645,703          1,350,032        48,962               1,680,942

Proposal 4 - to amend the Certificate of Incorporation to eliminate the right of stockholders to call a special meeting

For                    Against              Abstain              Not voted

3,613,859          1,381,110         49,728               1,680,942

Election of Directors

Nominee	For	Withheld
Robert P. Stiller (Class I)	4,443,023	601,674
William D. Davis (Class I)	4,883,013	161,684
Jules A. del Vecchio (Class I)	4,884,507	160,190
Hinda Miller (Class II)	4,885,452	159,245
William G. Hogan (Class II)	4,891,602	153,095
David E. Moran (Class III)	4,883,174	161,523
Kathryn S. Brooks (Class III)	4,889,165	155,532

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Certificate of Incorporation, as Amended
3.2	Bylaws, as Amended and Restated
10.1	Shareholder Rights Agreement dated as of April 4, 2002 by and among Keurig, the Company and MD Co. [1]
10.2	Second Amended and Restated First Refusal Agreement dated as of February 4, 2002 by and among Keurig, the Company and certain other Keurig stockholders. [1]
10.3	Voting Agreement dated as of February 4, 2002 by and among Keurig, the Company and certain other Keurig stockholders. [1]
10.4	Stock Rights Agreement dated as of February 4, 2002 by and among Keurig and the holders of Keurig Series B and C Preferred Stock, including the Company. [1]
10.5	Fourteenth Amendment of Commercial Loan Agreement and Loan Documents dated April 3, 2002 between the Company and Fleet National Bank. [1]
10.6	$5,000,000 Term Promissory Note dated April 3, 2002 issued by the Company in favor of Fleet National Bank. [1]
10.7	Stock Pledge and Security Agreement dated April 3, 2002 executed by the Company in favor of Fleet National Bank. [1]

(b) Reports on Form 8-K:

Two reports on Form 8-K were filed during the twelve weeks ended April 13, 2002. (i) The first was filed on February 5, 2002 to report under Item 5 of Form 8-K the issuance by the Company of a press release on February 5, 2002 reporting the acquisition by the Company of options to purchase approximately 1.8 million shares of Keurig, Incorporated exercisable on or before April 8, 2002 and the exercise by the Company of options to acquire 281,356 shares of Preferred Stock of Keurig. (ii) The second was filed on April 19, 2002 to report under Item 2 of Form 8-K the exercise by the Company of options to acquire 2,217,859 shares of capital stock of Keurig, Incorporated (including options previously exercised).

___________________________

1Incorporated by reference to the corresponding exhibit number in the Report on Form 8-K on April 19, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE, INC.
Date:	5/28/2002	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	5/28/2002	By /s/ William G. Hogan
William G. Hogan,
Vice President and Chief Financial Officer