Form 10-Q
period 2002-07-06
GREEN MOUNTAIN COFFEE INC
filed 2002-08-20
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended July 6, 2002

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

YES [ Ö ] NO [ ]

As of August 6, 2002, 6,766,924 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	July 6, 2002	September 29, 2001
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$ 426	$ 979
Receivables, less allowances of $382 at July 6, 2002 and $492 at September 29, 2001	8,992	9,142
Inventories	5,578	6,059
Other current assets	894	524
Income tax receivable	319	743
Deferred income taxes, net	363	738
Total current assets	16,572	18,185

Fixed assets, net	17,636	14,397
Investment in Keurig, Incorporated	14,734	151
Goodwill and other intangibles	1,484	1,546
Other long-term assets	118	144
Deferred income taxes, net	-	73

Total assets	$ 50,544	$ 34,496
	====	====
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 2,690	$ 195
Accounts payable	5,335	6,099
Accrued compensation costs	1,364	1,682
Accrued expenses	1,536	1,664
Total current liabilities	10,925	9,640

Long-term debt	1,978	256
Long-term line of credit	12,340	6,000
Deferred tax liability	72	-

Commitments and contingencies

Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 7,904,677 and 7,804,647 shares at July 6, 2002 and September 29, 2001, respectively	791	780
Additional paid-in capital	19,369	18,390
Retained earnings	13,691	8,678
Accumulated other comprehensive (loss), net of tax	(47)	(219)
ESOP unallocated shares, at cost - 56,266 and 73,800 shares at July 6, 2002 and September 29, 2001, respectively	(1,525)	(2,000)
Treasury shares, at cost - 1,138,273 and 1,137,506 shares at July 6, 2002 and September 29, 2001, respectively	(7,050)	(7,029)
Total stockholders' equity	25,229	18,600

Total liabilities and stockholders' equity	$ 50,544	$ 34,496
	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twelve weeks ended
	July 6, 2002	July 7, 2001
	(unaudited)

Net sales	$ 22,989	$ 21,447
Cost of sales	13,221	12,135
Gross profit	9,768	9,312

Selling and operating expenses	5,438	5,299
General and administrative expenses	1,852	1,710
Operating income	2,478	2,303

Other (expense) income	(47)	21
Interest expense	(92)	(96)
Income before income taxes	2,339	2,228

Income tax expense	(877)	(886)
Income before equity in net earnings of Keurig, Incorporated	1,462	1,342

Equity in net earnings of Keurig, Incorporated	(21)	-
Net income	$ 1,441	$ 1,342
	=====	=====
Basic income per share:
Weighted average shares outstanding	6,700,782	6,469,931
Net income	$ 0.22	$ 0.21

Diluted income per share:
Weighted average shares outstanding	7,303,450	7,268,547
Net income	$ 0.20	$ 0.18

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Forty weeks ended
	July 6, 2002	July 7, 2001
	(unaudited)

Net sales	$ 78,359	$ 75,093
Cost of sales	44,350	43,843
Gross profit	34,009	31,250

Selling and operating expenses	19,598	18,176
General and administrative expenses	5,788	5,318
Operating income	8,623	7,756

Other (expense) income	(54)	36
Interest expense	(187)	(440)
Income before income taxes	8,382	7,352

Income tax expense	(3,348)	(2,977)
Income before equity in net earnings of Keurig, Incorporated	5,034	4,375

Equity in net earnings of Keurig, Incorporated	(21)	-
Net income	$ 5,013	$ 4,375
	====	====
Basic income per share:
Weighted average shares outstanding	6,666,043	6,352,628
Net income	$ 0.75	$ 0.69

Diluted income per share:
Weighted average shares outstanding	7,283,448	7,163,293
Net income	$ 0.69	$ 0.61

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Twelve weeks ended		Forty weeks ended
	July 6, 2002	July 7, 2001	July 6, 2002	July 7, 2001

Net income	$ 1,441	$ 1,342	$ 5,013	$ 4,375
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(34)	(63)	(83)	(248)
Losses on derivatives designated as cash flow hedges included in net income	88	107	255	171
Other comprehensive income (loss)	54	44	172	(77)
Comprehensive income	$ 1,495	$ 1,386	$ 5,185	$ 4,298
	====	====	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity

For the Period Ended July 6, 2002
(Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 29, 2001	7,804,647	$ 780	$ 18,390	$8,678	$ (219)	(1,137,506)	$(7,029)	(73,800)	$(2,000)	$ 18,600
Issuance of common stock under employee stock purchase plan	14,566	1	256	-	-	-	-	-	-	257
Options exercised	85,464	10	336	-	-	(767)	(21)	-	-	325
Tax benefit from exercise of options	-	-	457	-	-	-	-	-	-	457
Allocation of employee stock ownership plan shares	-	-	(70)	-	-	-	-	17,534	475	405
Other comprehensive income, net of tax	-	-	-	-	172	-	-	-	-	172
Net income	-	-	-	5,013	-	-	-	-	-	5,013

Balance at July 6, 2002	7,904,677	$ 791	$ 19,369	$13,691	$ (47)	(1,138,273)	$(7,050)	(56,266)	$(1,525)	$ 25,229
	=====	===	====	====	===	=====	====	====	====	====

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Forty weeks ended
	July 6, 2002	July 7, 2001
	(unaudited)

Cash flows from operating activities:
Net income	$ 5,013	$ 4,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,076	2,756
Gain on disposal and abandonment of fixed assets	(11)	(21)
Provision for doubtful accounts	275	690
Tax benefit from exercise of non-qualified options	457	2,704
Deferred income taxes	520	205
Equity in net earnings of Keurig, Incorporated	21	-
Changes in assets and liabilities:
Receivables	(125)	(2,807)
Inventories	481	337
Income tax payable (receivable)	424	(1,697)
Other current assets	(370)	121
Other long-term assets, net	26	51
Accounts payable	(764)	(587)
Accrued compensation costs	82	691
Accrued expenses	44	1,480
Net cash provided by operating activities	9,149	8,298

Cash flows from investing activities:
Investment in Keurig, Incorporated	(14,604)	-
Capital expenditures for fixed assets	(6,780)	(5,018)
Proceeds from disposals of fixed assets	538	166
Payment for Frontier acquisition	-	(2,480)
Net cash used for investing activities	(20,846)	(7,332)

Cash flows from financing activities:
Purchase of treasury shares	(21)	-
Sale (purchase) of unallocated ESOP shares	5	(1,867)
Proceeds from issuance of common stock	603	1,696
Proceeds from issuance of long-term debt	5,000	196
Repayment of long-term debt	(783)	(122)
Net change in revolving line of credit	6,340	(510)
Net cash provided by (used for) financing activities	11,144	(607)

Net increase in cash and cash equivalents	(553)	359
Cash and cash equivalents at beginning of period	979	559
Cash and cash equivalents at end of period	$ 426	$ 918
	====	====

Non cash activities - release of ESOP shares to participants	$ 400	-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the twelve week and forty week periods ended July 6, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002.

For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for Green Mountain Coffee, Inc. for the fiscal year ended September 29, 2001.

2. Inventories

                    Inventories consisted of the following:

	July 6, 2002	September 29, 2001
Raw materials and supplies	$ 3,157,000	$ 3,097,000
Finished goods	2,421,000	2,962,000
	$ 5,578,000	$ 6,059,000
	=====	=====

Inventory values above are presented net of $183,000 and $149,000 of obsolescence reserves at July 6, 2002 and September 29, 2001, respectively.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Forty weeks ended
	July 6, 2002	July 7, 2001	July 6, 2002	July 7, 2001
Numerator - basic and diluted earnings per share : Net income	$ 1,441	$ 1,342	$ 5,013	$ 4,375
Denominator:	=====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	6,700,782	6,469,931	6,666,043	6,352,628
Effect of dilutive securities - stock options	602,668	798,616	617,405	810,665
Diluted earnings per share - weighted average shares outstanding	7,303,450	7,268,547	7,283,448	7,163,293
	=====	=====	=====	=====
Basic earnings per share	$ 0.22	$ 0.21	$ 0.75	$ 0.69
Diluted earnings per share	$ 0.20	$ 0.18	$ 0.69	$ 0.61

For the twelve weeks and forty weeks ended July 6, 2002, options to purchase 69,800 (at exercise prices ranging from $23.95 to $26.83 per share) were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

For the twelve and forty weeks ended July 7, 2001, all outstanding options had an exercise price less than the market price of the common shares and were therefore included in the computation of diluted income per share under the treasury stock method.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At July 6, 2002, the Company held outstanding futures contracts with a fair market value of $(83,000). These futures contracts are hedging coffee purchase commitments that take place in the next ten months and the related gains and losses will be reflected in cost of sales in the next four fiscal quarters when the related finished goods inventory is sold. At September 29, 2001, the Company held futures contracts with a total fair market value of $(369,000).

  At July 6, 2002, deferred losses on futures contracts designated as cash flow hedges amounted to $78,000 ($47,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses.

  In the twelve and forty week periods ended July 6, 2002, total losses on futures (gross of tax) included in cost of sales amounted to $150,000 and $434,000, respectively.

  Investment in Keurig, Incorporated

  During the twenty-eight weeks ended April 13, 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the twelve weeks ended July 6, 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,683,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. The shares of Common Stock owned by the Company as of July 6, 2002 represent approximately 49.93% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 42.1% of Keurig's voting shares. As a result, in its third fiscal quarter of 2002, the Company adopted the equity method of accounting to report its investment in Keurig. Due to the timing of the Company's investment in common stock of Keurig for the twelve weeks ended April 13, 2002, the retroactive application of equity method accounting to the results of the Company would not be material.

  Notwithstanding the Company's acquisition of shares of capital stock of Keurig, as a result of contractual limitations and restrictions agreed to by the Company, MD Co., which owns approximately 23% of Keurig's capital stock, effectively controls Keurig - having the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

  The allocation of the equity investment in Keurig includes the assignment of $2,554,000 to identifiable technology intangible assets that are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 10 years. In addition, the Company allocated $2,308,000 to certain fixed assets of Keurig to approximate the estimated fair value of such assets. As the transaction was effected through the purchase of currently outstanding stock of Keurig, the historical tax basis of Keurig continues and a deferred tax liability and offsetting intangibles assets of $1,482,000 were recorded. The allocation of purchase price is preliminary and is subject to change as appraisals are completed and more facts become known.

  Due to the differing year and quarter ends of Keurig and Green Mountain Coffee, the Company included in its earnings the results of Keurig's calendar fiscal quarter (April 1, 2002 through June 30, 2002) without giving effect for the differences between the duration of the Company's fiscal quarter and Keurig's calendar fiscal quarter.

  During the twelve weeks ended July 6, 2002, the equity impact of Keurig's earnings was $(21,000). The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  Summarized financial information for Keurig (which is on a calendar fiscal year) is as follows:
Income Statement Information for the Six Months ended June 30, 2002 Dollars in thousands

Revenues	$10,166
Cost of goods sold	$ 4,302
Selling, general, and administrative	$ 5,197
Operating income	$ 667
Net income	$ 455

Financial Position Information as of June 30, 2002 Dollars in thousands

Current assets	$12,350
Property, plant and equipment, net	$ 6,685
Other assets	$ 1,004
Total assets	$20,039
Current liabilities	$ 3,836
Noncurrent liabilities	$ 1,813
Total shareholders' equity	$14,390

  The following selected unaudited pro forma consolidated results of operations are presented as if the investment had occurred as of the beginning of the periods presented. The pro forma results give effect to certain adjustments including the additional funds borrowed to consummate the investment at interest rates consistent with those for each respective period and the related income tax effects.

Dollars in thousands	Twelve weeks ended July 6, 2002	Forty weeks ended July 6, 2002

Net sales	$ 22,989	$ 78,359
Operating income	$ 2,478	$ 8,623
Income before equity in net earnings of Keurig, Incorporated	$ 1,462	$ 4,875
Equity in net earnings of Keurig, Incorporated	$ (21)	$ 82
Net income	$ 1,441	$ 4,957
Basic income per share	$ 0.22	$ 0.74
Diluted income per share	$ 0.20	$ 0.68

Dollars in thousands	Twelve weeks ended July 7, 2001	Forty weeks ended July 7, 2001

Net sales	$ 21,447	$ 75,093
Operating income	$ 2,303	$ 7,756
Income before equity in net earnings of Keurig, Incorporated	$ 1,222	$ 3,937
Equity in net earnings of Keurig, Incorporated	$ (261)	$ (471)
Net income	$ 961	$ 3,466
Basic income per share	$ 0.15	$ 0.52
Diluted income per share	$ 0.13	$ 0.48

  Amendment of Credit Facility and new Term Loan

  On April 3, 2002, the Company entered into the Fourteenth Amendment to the Fleet National Bank ("Fleet") Commercial Loan Agreement and Loan Documents (the "Credit Facility"), pursuant to which the Company refinanced its existing $15,000,000 revolving line of credit extending the maturity date one year to March 31, 2004.

  In addition, the Company entered into a $5,000,000 two-year term loan (the "Term Loan") with Fleet under the Credit Facility. The Company is making quarterly principal repayments in the amount of $625,000, beginning on June 30, 2002 until March 31, 2004. Interest is paid monthly at LIBOR rates plus 1.75%.

  A substantial portion of the line of credit and all the proceeds from the Term Loan were used to finance the purchase of Keurig shares. The Credit Facility is secured by all the assets of the Company, including a pledge of the Keurig shares. There were no changes to the covenants of the Credit Facility except the Company was able to increase the allowable net capital expenditures it could make in fiscal 2002 from $7.5 million to $10 million. The amount of allowable net capital expenditures was reduced to $6 million in subsequent fiscal years. The Company was in compliance with all covenants of the Credit Facility at July 6, 2002.

  At July 6, 2002, $12,340,000 and $4,375,000 were outstanding under the Credit Facility and the Term Loan, respectively.

  Recent Pronouncements

During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) addressed various issues which impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives." EITF Issue 00-14 provides guidance relating to the income statement classification of certain sales incentives. In April 2001, the EITF reached a consensus on EITF Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products or Services." EITF Issue 00-25 addresses when certain consideration from a vendor to a reseller should be classified in the vendor's income statement as a reduction of revenue. Issue 00-14 and Issue 00-25 were effective for the second quarter of fiscal 2002 for the Company.

The Company has evaluated the impact of adopting these pronouncements on its consolidated financial statements and has reclassified a portion of free goods provided to its customers from selling and operating expenses to cost of sales. For the twelve weeks ended July 6, 2002 and July 7, 2001, the increase in cost of sales (and corresponding decrease in selling and operating expenses) was $131,000 and $105,000, respectively. For the forty weeks ended July 6, 2002 and July 7, 2001, the increase in cost of sales (and corresponding decrease in selling and operating expenses) was $470,000 and $368,000, respectively. The impact on revenues from the reclassification of considerations paid to resellers (primarily in the form of payments for certain cooperative advertisement programs) was immaterial.

In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 141 apply to goodwill and intangible assets arising from acquisitions completed subsequent to June 30, 2001. SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001.

The Company adopted the provisions of SFAS No. 142 and ceased amortizing goodwill during the sixteen weeks ended January 19, 2002. The results for the twelve and forty weeks ended July 6, 2002 include the effect of adopting SFAS No. 142 "Goodwill and Other Intangible Assets" which resulted in a $ 45,000 reduction in expenses (net of tax). The reduction in amortization expense this year represents the amount of amortization of goodwill that arose from the June 5, 2001 acquisition of the Frontier® Organic Coffee assets.

If the adoption of SFAS No. 142 had occurred as of the beginning of the twelve and forty weeks ended July 7, 2001, the impact on the consolidated results of the Company would have been to reduce goodwill amortization by $5,000 (net of tax) resulting in an adjusted net income of $1,347,000 and $4,380,000 for the twelve and forty weeks ended July 7, 2001, respectively.

The Company carried $125,000 of intangibles from the Frontier acquisition (primarily a trademark licensing agreement) and related accumulated amortization of $87,000 on its July 6, 2002 balance sheet. These intangibles will be fully amortized by the end of the first quarter of fiscal 2003.

The carrying value of the Company's goodwill was approximately $1,446,000 at July 6, 2002. There have been no changes in this carrying amount since September 29, 2001. The Company completed its impairment testing of goodwill upon adoption of this Standard, concluding that its goodwill is not impaired.

In April 2002, the FASB issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes FASB issued Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB issued Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and FASB issued Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also amends FASB issued Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing pronouncements to make various technical corrections, clarify meanings or describe the applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principal Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also requires lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions in SFAS 145 relating to sale-leaseback transactions are effective as of May 15, 2002. The remaining provisions in SFAS 145 will be effective for the Company beginning in fiscal 2003. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact, if any, on the Company's consolidated financial statements.

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

  For the forty weeks ended July 6, 2002 and July 7, 2001, the Company recorded compensation costs of $154,000 and $377,000, respectively, to accrue for anticipated stock distributions under the ESOP. On July 6, 2002, the ESOP held 56,266 unearned shares at an average cost of $27.10.

  ChefExpress.net, Inc.

  During the twelve week period ended April 13, 2002, the Company recorded an impairment charge of $52,000 against its minority investment in ChefExpress.net, Inc., reducing the value of that investment to zero. This was due to the fact that the expected sale of ChefExpress.net was not completed and its operations are being closed down.

  Related party transactions

  During the first three fiscal quarters of 2002, the Company used travel services provided by Heritage Flight, a company which leases privately-owned airplanes. A portion of those travel fees were for flights on an airplane owned by Sabre Mountain LLC, which is 50% owned by Spirit Too, LLC, a company whose sole owner is Robert P. Stiller, the CEO of Green Mountain Coffee, Inc. The amount of revenues received by Sabre Mountain from trips booked by Green Mountain Coffee amounted to $146,000 in the forty week period ended July 6, 2002.

  Subsequent to the 12 weeks ended July 6, 2002, the Company purchased the Keurig K-Cup production equipment in operation at its Waterbury , VT plant from its equity method investee, Keurig Incorporated.

  Income taxes

The Company benefits from a $4,041,000 (gross of tax) manufacturers investment tax credit from the State of Vermont expiring in 2004. The resulting deferred tax asset is reported net of a valuation allowance amounting to $1,617,000 at July 6, 2002. During the twelve and forty weeks ended July 6, 2002, the Company reduced the valuation allowance on the deferred tax asset arising from its Vermont tax credit by $125,000 and $155,000, respectively, based primarily upon estimates of future taxable income; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options.

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

In the past, the Company generally has been able to pass increases in green coffee costs to its customers. However, there can be no assurance that the Company will be successful in passing such fluctuations on to customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 25 different types of green coffee beans to produce its more than 75 coffee selections, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company and its profitability.

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

Results of Operations

	Twelve weeks ended		Forty weeks ended
	July 6, 2002	July 7, 2001	July 6, 2002	July 7, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.5%	56.6%	56.6%	58.4%
Gross profit	42.5%	43.4%	43.4%	41.6%

Selling and operating expenses	23.6%	24.7%	25.0%	24.2%
General and administrative expenses	8.1%	8.0%	7.4%	7.1%
Operating income	10.8%	10.7%	11.0%	10.3%

Other (expense) income	(0.2)%	0.1%	(0.1)%	0.1%
Interest expense	(0.4)%	(0.4)%	(0.2)%	(0.6)%
Income before taxes	10.2%	10.4%	10.7%	9.8%

Income tax expense	(3.8)%	(4.1)%	(4.3)%	(4.0)%
Income before equity in net earnings of Keurig, Incorporated	6.4%	6.3%	6.4%	5.8%
Equity in net earnings of Keurig, Incorporated	(0.1)%	-	(0.0)%	-
Net income	6.3%	6.3%	6.4%	5.8%
	===	===	===	===

GREEN MOUNTAIN COFFEE, INC.
Total Company Coffee Pounds Shipped by Sales Channel - Unaudited
(As a Percent of Total Coffee Pounds Shipped)
Channel	Q3 12 wks. ended 7/6/02	Q3 12 wks. ended 7/7/01	Q3 Y/Y lb. Change	Q3 % Y/Y lb. Change	Q3 YTD 40 wks. Ended 7/6/02	Q3 YTD 40 wks. Ended 7/7/01	Q3 YTD Y/Y lb. Change	Q3 YTD % Y/Y lb. Change
Supermarkets	25.4%	22.6%	124,000	18.7%	25.6%	23.6%	424,000	18.7%
Convenience Stores	32.0%	33.3%	15,000	1.5%	30.1%	29.9%	283,000	9.8%
Other Retail	2.6%	1.7%	30,000	58.8%	3.2%	1.9%	150,000	79.8%
Restaurants	8.6%	9.0%	3,000	1.1%	8.4%	9.2%	(1,000)	-0.1%
Office Coffee Service Distributors	21.9%	23.1%	1,000	0.1%	22.3%	24.6%	(22,000)	-0.9%
Other Food Service	6.9%	8.2%	(24,000)	-10.0%	7.3%	8.4%	(37,000)	-4.6%
Consumer Direct	2.6%	2.1%	21,000	34.4%	3.1%	2.4%	97,000	42.7%
Totals	3,105,000	2,935,000	170,000	5.8%	10,526,000	9,632,000	894,000	9.3%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Wholesale Coffee Pounds Shipped by Geographic Region - Unaudited
(As a Percentage of Total Wholesale Coffee Pounds Shipped)

Region	Q3 12 wks. ended 7/6/02	Q3 12 wks. ended 7/7/01	Q3 Y/Y lb. Change	Q3 %Y/Y lb. Change	Q3 YTD 40 wks. Ended 7/6/02	Q3 YTD 40 wks. Ended 7/7/01	Q3 YTD Y/Y lb. Change	Q3 YTD % Y/Y lb. Change
Northern New England	29.0%	29.3%	36,000	4.3%	29.2%	30.3%	127,000	4.5%
Southern New England	22.2%	22.1%	35,000	5.5%	22.1%	23.9%	4,000	0.2%
Mid-Atlantic	25.1%	19.7%	193,000	34.0%	23.9%	21.3%	442,000	22.1%
South Atlantic	8.7%	9.4%	(8,000)	-3.0%	8.3%	8.4%	54,000	6.8%
South Central	3.9%	6.6%	(71,000)	-37.6%	4.2%	3.6%	91,000	27.2%
Midwest	2.5%	2.3%	8,000	12.1%	2.2%	2.4%	(7,000)	-3.1%
West	2.1%	3.5%	(37,000)	-36.6%	2.4%	2.4%	24,000	10.7%
Multi-Regional	5.7%	6.2%	(5,000)	-2.8%	6.9%	6.6%	83,000	13.3%
International	0.8%	0.9%	(2,000)	-8.0%	0.8%	1.1%	(21,000)	-21.0%
Totals	3,023,000	2,874,000	149,000	5.2%	10,202,000	9,405,000	797,000	8.5%

Note 1: Excludes coffee pounds shipped in the Consumer Direct channel.
Note 2: The allocation by region of coffee pounds shipped to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated. Since last quarter, these estimates are based on actual McLane's shipment patterns from each McLane warehouse to ExxonMobil convenience stores.

Twelve weeks ended July 6, 2002 versus twelve weeks ended July 7, 2001

Net sales increased by $1,542,000, or 7.2%, from $21,447,000 for the twelve weeks ended July 7, 2001 (the "2001 period") to $22,989,000 for the twelve weeks ended July 6, 2002 (the "2002 period"). Coffee pounds shipped increased by approximately 170,000 pounds, or 5.8%, from approximately 2,935,000 pounds in the 2001 period to approximately 3,105,000 pounds in the 2002 period.

The Company delivered its strongest growth for the quarter in the supermarket channel, where coffee pounds shipped increased 18.7%, due primarily to year-over-year expansion of sales to two customers: Price Chopper Supermarkets and Kings Super Markets, which added the Company's complete bulk, pre-bag and cup coffee program to its 30 locations this past fall. The convenience store channel, usually a steady growth contributor for the Company, grew by only 1.5% due to the inventory build by Mc Lane Company, Inc., the new distributor for ExxonMobil stores, in the 2001 period. The office coffee service channel (OCS) delivered no year-over-year growth in the 2002 period. Management believes this channel continues to be impacted by the slower economy. Management now anticipates full-year fiscal 2002 growth in coffee pounds shipped to be in the range of 9% to 10%, and dollar sales growth in the range of 5% to 6%. Sales growth in fiscal 2003 is expected to be in the range of 10% to 15%, both in pounds sold and dollars.

Gross profit increased by $456,000, or 4.9%, from $9,312,000 for the 2001 period to $9,768,000 for the 2002 period. As a percentage of net sales, gross profit decreased .9 percentage points from 43.4% for the 2001 period to 42.5% for the 2002 period. The decrease in gross profit as a percentage of sales was primarily due to an increase in green coffee costs related to the higher procurement costs of Fair Trade, organic and high quality estate coffees, as well as an increase in supermarket distribution costs. Management expects total fiscal year margins to be in the range of 43% to 44%.

Selling and operating expenses increased by $139,000, or 2.6%, from $5,299,000 for the 2001 period to $5,438,000 for the 2002 period. As a percentage of sales, selling and operating expenses decreased 1.1 percentage points from 24.7% for the 2001 period to 23.6% for the 2002 period. The decrease in selling and operating expense as a percentage of sales was primarily due to reduced marketing expenses and variable compensation costs.

General and administrative expenses increased by $142,000, or 8.3%, from $1,710,000 for the 2001 period to $1,852,000 for the 2002 period. As a percentage of sales, general and administrative expenses increased 0.1 percentage points from 8.0% for the 2001 period to 8.1% for the 2002 period. The increase in general and administrative expenses was primarily due to higher compensation, relocation and training costs, and was offset by lower consulting costs.

As a result of the foregoing, operating income increased by $175,000, or 7.6%, from $2,303,000 for the 2001 period to $2,478,000 for the 2002 period. Management expects selling, general and administrative expenses to be in the range of 32% to 33% of sales for the entire 2002 fiscal year.

Interest expense decreased by $4,000, or 4.2%, from $96,000 for the 2001 period to $92,000 for the 2002 period primarily due to lower interest rates during the 2002 period and due to the capitalization of interest expense. In the 2002 period, the Company capitalized $44,000 of interest expense associated with investments in production equipment currently classified as construction in progress (primarily the installation of the bowl roasters and related conveyance and storage equipment). It is anticipated that interest expense will increase to approximately $150,000 during the fourth quarter due to higher interest rates and a slightly higher borrowing balance.

Income tax expense decreased $9,000, or 1.0%, from $886,000 for the 2001 period to $877,000 for the 2002 period. The decrease in the effective tax rate was due to a $125,000 reduction of the valuation allowance on the Company's Vermont Manufacturer's tax credit in the 2002 period. It is expected that the Company's effective tax rate will approximate 40% to 41% for the fourth quarter of fiscal 2002. This estimate is dependent on the level of book and tax permanent differences and possible further changes in the valuation allowance against the deferred tax asset arising from the Vermont Manufacturer's tax credit. The ultimate amount of this credit that the Company will be able to use is dependent on many factors, including the amount of taxable income being generated; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the 2002 period as its Common Stock ownership percentage grew from under 10% to 49.93% in the course of the period. The Company's percentage ownership of the total voting shares of Keurig was 42.1% at July 6, 2002. Notwithstanding the Company's acquisition of shares of capital stock of Keurig, as a result of contractual limitations and restrictions agreed to by the Company, MD Co., which owns approximately 23% of Keurig's capital stock, effectively controls Keurig - having the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

The equity in the net earnings of Keurig in the 2002 period was a loss of $21,000. The Company currently expects the negative impact of Keurig earnings to range from $75,000 to $150,000 for fiscal 2002 and $500,000 to $750,000 for fiscal 2003. Results from Keurig could be materially different from this estimate. Keurig is a small high-growth private company which can have significant quarterly operating income fluctuations. Further, there will be a high degree of uncertainty around investment spending given Keurig's strategic launch of the Keurig at Home brewer.

Net income increased by $99,000, or 7.4%, from $1,342,000 for the 2001 period to $1,441,000 in the 2002 period. Earnings per diluted share grew from $0.18 in the 2001 period to $0.20 in the 2002 period.

Forty weeks ended July 6, 2002 versus forty weeks ended July 7, 2001

Net sales increased by $3,266,000, or 4.3%, from $75,093,000 for the forty weeks ended July 7, 2001 (the "2001 YTD period") to $78,359,000 for the forty weeks ended July 6, 2002 (the "2002 YTD period"). Coffee pounds shipped increased by approximately 894,000 pounds, or 9.3%, from approximately 9,632,000 pounds in the 2001 YTD period to approximately 10,526,000 pounds in the 2002 YTD period. The difference between coffee pounds growth and dollar sales growth was due primarily to changes in sales mix, driven by the continued successful expansion of the Company's business with Exxon Mobil Corporation convenience stores (ExxonMobil). The Company's sales agreement with ExxonMobil, effective since February 2001, provides for lower coffee sales prices and a reduction in its direct purchases of accessories such as cups and lids, offset by lower delivery and ordering costs for Green Mountain Coffee.

Coffee pounds shipped increases were strongest in the supermarket and convenience store channels with year-over-year pound increases of 424,000 and 283,000, respectively. Coffee pounds sold through the office coffee service channel decreased by $22,000 year-over-year as this channel is impacted by the slower economy.

Gross profit increased by $2,759,000, or 8.8%, from $31,250,000 for the 2001 YTD period to $34,009,000 for the 2002 YTD period. As a percentage of net sales, gross profit increased 1.8 percentage points from 41.6% for the 2001 YTD period to 43.4% for the 2002 YTD period. The increase in gross profit as a percentage of sales was due primarily to lower green coffee costs through the first half of the 2002 YTD period, a higher percentage of the Company's total sales being coffee compared to allied products such as cups and lids, and from a shift to higher margin coffee products.

Selling and operating expenses increased by $1,422,000, or 7.8%, from $18,176,000 for the 2001 YTD period to $19,598,000 for the 2002 YTD period. As a percentage of sales, selling and operating expenses increased 0.8 percentage points from 24.2% for the 2001 YTD period to 25.0% for the 2002 YTD period. The increase in selling and operating expense was primarily due to increases in wholesale sales force compensation costs and higher consumer direct promotional expenses, offset, in part, by lower bad debt expense.

General and administrative expenses increased by $470,000, or 8.8%, from $5,318,000 for the 2001 YTD period to $5,788,000 for the 2002 YTD period. As a percentage of sales, general and administrative expenses increased 0.3 percentage points from 7.1% for the 2001 YTD period to 7.4% for the 2002 YTD period. The increase in general and administrative expenses was primarily due to higher compensation, recruiting and relocation costs, and training costs.

As a result of the foregoing and including a year-to-date reduction of accruals for non-salesperson bonus and ESOP expenses of approximately $898,000, operating income increased by $867,000, or 11.2%, from $7,756,000 for the 2001 YTD period to $8,623,000 for the 2002 YTD period.

Interest expense decreased by $253,000, or 57.5%, from $440,000 for the 2001 YTD period to $187,000 for the 2002 YTD period primarily due to lower year-over-year average debt balances outstanding through the first two quarters, lower interest rates during the 2002 YTD period and the capitalization of $93,000 of interest in the 2002 YTD period.

Income tax expense increased $371,000, or 12.5%, from $2,977,000 for the 2001 YTD period to $3,348,000 for the 2002 YTD period. The Company reduced the valuation allowance on its Vermont manufacturer's tax credit by $155,000 in the 2002 YTD period. The effective tax rate for the 2002 YTD period was 39.9%. It is expected that the Company's effective tax rate will approximate 40% to 41% for the full fiscal 2002 year. This estimate is dependent on the level of book and tax permanent differences and possible changes in the valuation allowance against the deferred tax asset arising from its Vermont manufacturer's investment tax credit during the remainder of fiscal 2002 as noted above.

Net income increased $638,000, or 14.6%, from $4,375,000 in the 2001 YTD period to $5,013,000 in the 2002 YTD period. Earnings per share increased from $0.61 in the 2001 YTD period to $0.69 in the 2002 YTD period. Full-year earnings per share is now expected to be in the range of $0.88 to $0.91, including a negative impact from Keurig amounting to $0.01 to $0.02 per share.

Liquidity and Capital Resources

Working capital decreased $2,898,000 to $5,647,000 at July 6, 2002 from $8,545,000 at September 29, 2001. This decrease is primarily due to an increase in the current portion of long-term debt (the new Fleet term debt) and a decrease in income tax receivable and inventories.

In the 2002 YTD period, the Company purchased 628,450 shares of Preferred Stock and 1,642,854 shares of Common Stock of Keurig, Incorporated ("Keurig") from third parties for approximately $14,604,000. In order to finance the Keurig investment, the Company extended its existing $15,000,000 line of credit with Fleet Bank (Fleet) by one year to March 31, 2004 and entered into a new $5,000,000 term loan agreement with Fleet during its second quarter of fiscal 2002. The term loan is to be paid back in quarterly installments of $625,000, beginning on June 30, 2002 and ending in March 31, 2004. The interest rate is 175 basis points above LIBOR rates. At July 6, 2002, the outstanding balance on the Fleet line of credit was $12,340,000 and the amount remaining available was $2,660,000. The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at July 6, 2002.

During the 2002 YTD period, besides the investment in Keurig, Green Mountain had capital expenditures of $6,780,000, including $4,341,000 for production and distribution equipment, $998,000 for equipment on loan to wholesale customers, $608,000 for computer equipment and software, $475,000 for leasehold improvements, and $358,000 in fixtures. These capital expenditures include installation costs of $1,320,000 for two roasters purchased at auction in fiscal 2001. Once the installation of these two new roasters is completed, the Company's annual roasting capacity in Waterbury, Vermont, is expected to increase from approximately 15 million pounds to 40 to 50 million pounds of roasted coffee. The installation of the roasters and related equipment is expected to be completed in September and October 2002. The related equipment consists primarily of a green coffee inventory storage system and a new green coffee transport system.

During the 2001 period, the Company acquired the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa in a cash transaction totaling approximately $2,480,000, including transaction costs estimated at $40,000. Besides the acquisition of Frontier assets, Green Mountain had capital expenditures of $5,018,000 during the 2001 YTD period, including $2,129,000 for production and distribution equipment (including the purchase at auction and transportation costs of two roasters amounting to approximately $939,000), $1,525,000 for equipment on loan to wholesale customers, $572,000 for computer equipment and software, and $482,000 in leasehold improvements.

On July 10, 2002, the Company purchased the Keurig® K-Cup™ production equipment in operation at its Waterbury, VT plant from Keurig. The cost of the equipment was $2,613,000. The Company pays reduced royalties to Keurig on K-Cup production after the date of the equipment purchase. The Company currently plans to make total net capital expenditures in fiscal 2002 of approximately $10,000,000 to $11,000,000. Fiscal 2003 capital expenditures are expected to be in the range of $6,000,000 to $7,000,000. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates.

In the 2002 YTD period, cash flow from financing activities included $603,000 generated from the exercise of employee stock options and the employee stock purchase plan, down from $1,696,000 in the 2001 YTD period. In addition, cash flow from operating activities included a $457,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, down from $2,704,000 in the 2001 YTD period. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

A summary of the Company's cash requirements related to its outstanding long-term debt (excluding the Company's line of credit which terminates on March 31, 2004), future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2002, remaining	$ 46,000	$ 347,000	$ 4,236,000	$ 4,629,000
2003	2,689,000	1,386,000	6,328,000	10,403,000
2004	1,933,000	1,002,000	2,819,000	5,754,000
2005	-	915,000	1,019,000	1,934,000
2006	-	758,000	-	758,000
Thereafter	-	2,829,000	-	2,829,000
Total	$ 4,668,000	$ 7,237,000	$14,402,000	$26,307,000

Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings, if available, will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in the next twelve months. However, a decrease in operating cash flows, due to a decline in earnings or other factors, may impact the Company's ability to self-fund capital expenditures and other investments, or service debt requirements, and may require the Company to seek additional borrowings or undertake an equity offering as sources of funding. Management is presently considering expanding its credit facility in order to position the company for small strategic opportunities similar to last year's Frontier acquisition.

Deferred Income Taxes

The Company had net deferred tax assets of $291,000 at July 6, 2002. These assets are reported net of a deferred tax asset valuation allowance at that date of $1,687,000 (including $1,617,000 related to a Vermont investment tax credit). Presently, the Company believes that the deferred tax assets, net of deferred tax liabilities and the valuation allowance, are realizable and represent management's best estimate, based on the weight of available evidence as prescribed in SFAS 109, of the amount of deferred tax assets which most likely will be realized. However, management will continue to evaluate the amount of the valuation allowance based on near-term operating results and longer-term projections.

Factors Affecting Quarterly Performance

Historically, the Company has experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Results from Keurig, a small high growth privately held company, could vary significantly from quarter to quarter given the investment spending and launch of the Keurig at Home brewer.

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

At July 6, 2002, the Company had $16,715,000 of debt subject to variable interest rates ( Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis point increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $167,000 on an annualized basis.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Certificate of Incorporation, as Amended (1)
3.2	Bylaws, as Amended and Restated (1)
10.1	Amendment to Lease Agreement dated April 28, 1993 between Pilgrim Partnership, L.L.C. f/k/a Pilgrim Partnership and Green Mountain Coffee Roasters, Inc
10.2	Equipment Purchase Agreement between Keurig, Incorporated and Green Mountain Coffee Roasters, Inc.

(1) Incorporated by reference to the corresponding exhibit number in the Quarterly Report on Form 10-Q for the twelve weeks ended April 13, 2002

(b) Reports on Form 8-K:

A report of Form 8-K was filed on April 19, 2002 to report under Item 2 of Form 8-K the exercise by the Company of options to acquire 2,217,859 shares of capital stock of Keurig, Incorporated (including options previously exercised). An amendment to this report was filed on July 1, 2002 to present financial statements of Keurig, Incorporated and pro forma financial information required under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE, INC.

Date:	8/20/2002	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	8/20/2002	By /s/ William G. Hogan
William G. Hogan,
Vice President and Chief Financial Officer