Form 10-K
period 2002-09-28
GREEN MOUNTAIN COFFEE INC
filed 2002-12-24
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 28, 2002

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
Common Stock, $.10 par value per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 5, 2002 was approximately $39,530,000 based upon the closing price of such stock on that date.

As of December 5, 2002, 6,850,546 shares of common stock of the registrant were outstanding. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-13 of this Form 10-K.

 This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K.

PART I

Item 1. Business

Overview

Green Mountain Coffee, Inc. ("the Company" or "Green Mountain" or "Green Mountain Coffee") is a leader in the specialty coffee industry. The Company sells over 90 coffee selections through a coordinated multi-channel distribution network in its wholesale and consumer direct operations. This distribution network is designed to maximize brand recognition and product availability. The Company is one of the leading specialty coffee companies in its established markets.

The majority of Green Mountain's revenue is derived from over 7,000 wholesale customer accounts located primarily in the eastern United States. The wholesale operation serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

The Company

The Company is a Delaware holding company formed in July 1993 whose only asset is the stock of Green Mountain Coffee Roasters, Inc. ("Roasters"), a Vermont corporation formed in 1981. As used herein, unless the context otherwise requires, references to "the Company" or "Green Mountain" or "Green Mountain Coffee" include the Company and Roasters.

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second, and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. As used herein, unless the context otherwise requires, references to "fiscal 2002" or "fiscal 2001" represent the 52-week periods ended September 28, 2002 and September 29, 2001, respectively. Fiscal 2000 represents the 53-week period ended September 30, 2000, with its fourth fiscal quarter consisting of 13 weeks instead of the usual 12.

The Company's corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its e-mail address for investor information is investor.services@gmcr.com. The address of the Company's Internet website is www.GreenMountainCoffee.com.

The Product

Green Mountain roasts high-quality arabica coffees and offers over 90 coffee selections including single-origins, estates, certified organics, Fair Trade, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters® and Newman's Own® Organics brands. The Company carefully selects its coffee beans and then appropriately roasts the coffees to maximize their taste and flavor differences.

The Company roasts its coffee in batches to ensure consistency. Green Mountain varies both the degree of roast and the roasting profile (i.e., roast time and temperature) to maximize a particular coffee's taste characteristics. The Company utilizes state-of-the-art roasting software which enables it to more exactly duplicate specific roasts, ensuring Green Mountain's ability to offer consistent taste profiles.

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

The Company uses convection air roasters, which it believes offer a higher degree of flexibility than other commercially available roasters. In addition, the Company has developed specific roasting profiles for each bean type and degree of roast to establish a Green Mountain "signature" for that bean type, which the Company calls its appropriate roast®. The Company believes that this roasting process distinguishes it from other specialty coffee companies and has resulted in strong customer brand loyalty.

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

Green Mountain coffee comes in a variety of packages including whole bean, fractional packages, and one-cup Keurig® portions. The packaging equipment for Keurig K-Cup® portion packs is owned by Green Mountain Coffee. Green Mountain pays a royalty to Keurig, Incorporated for each K-Cup sold.

Growth Strategy

Green Mountain Coffee is focused on building the brand and profitably growing its business. At present, management believes it can continue to grow sales over the next few years at a rate similar to its historical five-year average growth rate (in the range of 15 to 20 percent), by increasing market share in existing markets, expanding into new geographic markets, and selectively pursuing other opportunities, including opportunistic acquisitions. This statement is forward-looking and subject to the risks and uncertainties outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading, "Forward-looking information."

In recent years, the primary growth in the coffee industry has come from the specialty coffee category, driven by the wider availability of high quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge of and appreciation for coffee quality. Green Mountain has been benefiting from the overall market trend plus some carefully developed and distinctive advantages over its competitors.

Green Mountain coffee is available in many different distribution channels and customer categories in its primary geographic market, the eastern United States. This multi-channel strategy provides widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain coffee is widely available throughout the day: at home in the morning, in hotels, on airplanes and trains, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, at the movie theatre, and at home again at the end of the day. The Company also participates in many special event activities, providing great sampling opportunities and visibility to the brand.

The Company believes that its coffees' convenient availability for consumer trial through convenience stores, office coffee services and food service establishments is a significant advantage and a key component of its growth strategy. As brand awareness increases through trial by consumers of the Company's coffee by the cup, demand for whole bean sales of the Company's coffee for home consumption also increases. The National Coffee Association of USA, Inc., in its National Coffee Drinking Trends through 2002 study, states that "79 % of coffee drinkers drink coffee at home." As brand equity is built, wholesale expansion typically continues through customers such as supermarkets and specialty food stores who, in turn, sell the Company's whole bean coffee to consumers. This expansion process capitalizes upon this cup/whole bean interrelationship. This strategy is designed to further increase Green Mountain's market share in geographic areas in which it already operates in order to increase sales density and drive operational and brand-equity efficiencies. In addition to its efforts to boost sales in its core geographic markets, the Company also seeks to introduce Green Mountain coffee in selected new markets across the United States, principally utilizing the Company's office coffee, convenience store and supermarket channels.

In the consumer direct area, the Company focuses solicitations on catalog customers who buy regularly from the Company, including members of the Company's "Coffee Club," a continuity program with customized standing orders for automatic re-shipment. A large portion of the Company's efforts in the consumer direct channel has been directed towards increasing traffic on its website (www.GreenMountainCoffee.com), that along with the catalog is intended to build brand awareness nationwide and boost direct sales to consumers in the Company's less mature geographic markets.

Recent Developments

Acquisitions. In fiscal 2002, Green Mountain acquired a 42% ownership interest in Keurig, Incorporated ("Keurig"). Keurig manufactures brewing equipment that allows users to brew high-quality specialty coffee one cup at a time. Green Mountain has been involved with Keurig since 1994 supporting the development of a single-cup brewing system. Green Mountain was also the first licensed roaster/ distributor partner with Keurig. Keurig seeks to license OCS distributors to sell and distribute K-Cups® and brewers to offices both nationally and internationally. Green Mountain is one of four coffee roasters that manufactures and distributes the K-Cups used to brew coffee by the cup in the Keurig system throughout North America. Green Mountain purchased the shares from early investors in Keurig for a price of approximately $15 million.

Through the purchase, Green Mountain has established a stronger relationship with Keurig and its management team. The Company is supporting the testing of the Keurig® Single-Cup Brewer for the home market and is looking for ways to continue to grow the Keurig business in the office coffee service (OCS) channel.

Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, Inc., an institutional investment company) which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by the Company. MD Co. has the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

New products. During fiscal 2002, the Company converted all its Frontier-branded coffees to the Green Mountain brand. The Company also developed an exclusive co-branded line of Fair Trade/organic coffee for Wild Oats Markets as described below.

In October 2002, Green Mountain Coffee Roasters signed a licensing agreement with Newman's Own Organics, Inc. Under the agreement, Green Mountain will produce and distribute a line of Fair Trade/organic coffees co-branded under the Newman's Own® Organics and Green Mountain Coffee Roasters brand names.

Concurrent with the signing of the agreement, Green Mountain introduced a line of six co-branded Newman's Own® Organics coffees. Initially, the coffees are available only for direct purchase by consumers through the Company's catalog and/or website. Green Mountain is now in the process of scheduling appointments to present the line to selected supermarket chains and it is expected that this new product line will begin to ship to a variety of supermarkets in 2003. Consequently, Green Mountain now has the broadest selection of Fair Trade/organic coffees in the industry.

Customers. The Company continued to experience solid growth in its wholesale business in fiscal 2002. During the year, it acquired and/or deepened relationships with several large customers.

In the convenience store channel, the Company's relationship with Exxon Mobil Corporation ("ExxonMobil") was further expanded. ExxonMobil continues to be Green Mountain's largest customer with over 1,900 locations at September 28, 2002, including over 1,000 locations serviced by ExxonMobil's distributor McLane Company. This represents an increase of approximately 200 locations over the prior year.

The supermarket channel continued to show healthy year-over-year pounds sold growth of 20% in fiscal 2002. The Company announced in October 2001 that it would significantly expand its presence in 27 Kings Super Markets located in northern New Jersey and Long Island. Kings offers 60 Green Mountain coffee varieties, including Fair Trade and organic selections, as well as coffee by the cup in all its locations. In addition to these 60 coffees, in May 2002, Kings and Green Mountain introduced 6 new co-branded coffees for King's Connoisseur line.

In January 2002, Green Mountain was selected to be the exclusive bulk coffee supplier to 105 Price Chopper supermarkets. As part of the program, a wide variety of our packaged coffees are also available. Green Mountain products became available in these stores in early 2002. The successful introduction of Green Mountain in these two chains was a key reason for the strong growth in the supermarket channel in fiscal 2002.

At the end of fiscal 2002, Green Mountain announced that it had been selected as the exclusive supplier of bulk certified Fair Trade and organic coffees for Wild Oats Markets. Wild Oats is a leading chain in the rapidly growing natural foods category. Green Mountain will offer a wide variety of bulk and packaged coffees in Wild Oats' stores, including an exclusive line of six coffees co-branded with Wild Oats. In addition, Wild Oats and Green Mountain will collaborate on projects in coffee growing areas to improve the lives of coffee farmers and their families.

Sales in the OCS channel were flat in fiscal 2002. In November 2002, Green Mountain announced that it had expanded its relationship with ARAMARK, a leading distributor in the OCS market. ARAMARK became an authorized distributor of the Keurig Premium Coffee Systems™ and Green Mountain will provide K-Cups® to ARAMARK for use in brewers that they distribute nationwide. This program will begin in early 2003.

In the fourth quarter of fiscal 2002, Green Mountain announced that it had become an authorized supplier to Sodexho customers in the northeast. Sodexho provides food service products and services to business and industry, and colleges and universities, as well as hospital and health care facilities. Management believes this relationship has the potential to significantly expand the availability of Green Mountain's Fair Trade/organic coffees on college campuses throughout the northeast.

Finally, Green Mountain renewed its supply contract with The National Arbor Day Federation in fiscal 2002. Under this agreement, Green Mountain roasts and regularly ships certified organic and Fair Trade coffee to individual members of National Arbor Day. This program is similar to Green Mountain's "club" program and is part of the Company's consumer direct business.

Coffee pounds shipped in fiscal 2002 and fiscal 2001 (in thousands), broken down by sales channel, are as follows:

Channel	52 weeks ended 9/28/02	52 weeks ended 9/29/01	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
Supermarkets	27.2%	24.7%	603	19.7%
Convenience Stores	29.6%	29.0%	400	11.1%
Other Retail	1.9%	2.0%	7	2.8%
Restaurants	8.5%	9.3%	(3)	-0.3%
Office Coffee Service Distributors	22.4%	24.2%	24	0.8%
Other Food Service	7.4%	8.4%	(43)	-4.1%
Consumer Direct	3.0%	2.4%	108	36.1%
Totals	13,504	12,408	1,096	8.8%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note 2: Coffee pounds shipped to several of the former Frontier distributors have been reclassified from Other Retail and Other Food Service to the Supermarket channel to reflect the fact that most of their sales are to natural food grocery stores.
Note 3: Includes 72,000 coffee pounds shipped in fiscal 2002 but not received by customers at 9/28/02.

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

Customer Coffee Education. The Company educates its wholesale customers, employees and vendor partners about the origin and preparation of coffee through a course comprised of a series of on-site training programs, tours, manuals, and hands-on learning experiences known as "Coffee College." This intensive training covers growing and harvesting; coffee tasting and cupping; grinding, filtering, and brewing; roasting and packaging; and preparing coffee beverages. Over 500 employees of Green Mountain's customers attended Coffee College in fiscal 2002, primarily at the Company's Java University located in Waterbury, Vermont.

The Company's consumer direct catalog and website provide an overview of the unique qualities of the different coffees from around the world and the various degrees of roast. They also provide updates on the current coffee crisis and its impact on coffee-farming communities. The Company believes that educational initiatives such as these help to create advocates for its coffee and thereby engender a loyal consumer base.

Employee Development. Green Mountain Coffee seeks to be a destination workplace for its employees. The Company believes that dedication to employee training and development, as well as a highly inclusive and collaborative work environment, is vital to attracting and retaining the most highly performing, qualified, and motivated employees. The Company offers numerous educational workshops and professional seminars, a leadership development program, a series of coffee knowledge classes and many other personal and professional development opportunities including David Allen's GettingThingsDone®, and personal financial planning.

In connection with the introduction of its Employee Stock Purchase Plan in 2000, Green Mountain initiated a series of business literacy trainings for all its employee owners. The first three sessions have concentrated on learning fundamental business concepts, in general and as they apply to the coffee business in particular, as well as basic financial statement literacy. The Company has also rolled out "CEO" (Committed Engaged Owners) training to its managers and supervisors. This training focuses on more advanced financial statement literacy for non-financial managers.

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

Socially Responsible Business Practices. Green Mountain is a successful company because it is committed to social and environmental causes. In fiscal 2002, despite somewhat disappointing sales, the Company again contributed over 5% of its pre-tax income to various coffee farms, cooperatives and non-profit organizations in the USA and in coffee-producing countries, in the form of cash, products and paid employee time. Approximately 1,600 not-for-profit organizations in the USA benefited from cash or coffee product donations in fiscal 2002. Under a program called CAFESM, or Community Action For Employees, the Company encourages its employees to perform volunteer work for non-profit and community-based organizations on company time. In fiscal 2002, the Company reimbursed 38% of its employees for 2,226 hours of community volunteer time, a 46% increase in participation compared to 2001.

The continuing coffee crisis commanded significant attention from the Company in fiscal 2002 as a third consecutive year of low commodity prices on the world market saw large numbers of coffee farmers struggling to survive. Many completely abandoned their farms, undermining families and entire communities. These conditions also led to dwindling supplies of high-quality green coffee, as farmers did not have the resources to reinvest in their farms. Working both directly with farms and cooperatives and working through non-profit partners in coffee regions, Green Mountain Coffee donated approximately $180,000 in fiscal year 2002 to social and environmental programs in Mexico, Guatemala, Indonesia and other coffee regions.

In fiscal 2002, Green Mountain began a long-term environmental project to assess its environmental impacts and determine opportunities for improvement. Green Mountain identified 36 major environmental impacts, the most significant of which are solid waste generation and emissions of greenhouse gases that lead to global warming. Green Mountain's employees, always the Company's main source of innovation and expertise, identified close to 150 improvements that could be made to the Company's environmental performance and, by the end of fiscal 2002, more than a dozen of these improvements had been implemented.

In 2003, the Company will be publishing its first Corporate Social Responsibility Report. Details of the Company's social and environmental programs will be available in that report.

Compliance with federal, state and local environmental laws and regulations does not materially impact capital expenditures, earnings or the competitive position of the Company.

Wholesale Operations

During fiscal 2002, 2001, and 2000, approximately 95%, 96%, and 95%, respectively, of Green Mountain's sales were derived from its wholesale operations which services accounts located primarily in the eastern United States. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business. Unlike most of its competitors, Green Mountain's wholesale operation services a large variety of establishments, from individual upscale restaurants to major supermarket chains. This strategy enables a deeper penetration in a given geographic market, exposing consumers to the brand throughout the day in a variety of locations. This strategy also has the advantage of limiting the dependency of the Company on a single distribution channel.

Notable accounts include:

Convenience Stores	Restaurants	Supermarkets
ExxonMobil convenience stores	Trapp Family Lodge	Fred Meyer - 131 stores
Mirabito Fuel Group dba Quickway®	The Culinary Institute of America®	Hannaford Bros. Co.- 142 stores
RL Vallee, Inc. dba Maplefields	New England Culinary Institute	Kash n' Karry Food Stores, Inc. - 141 stores
TETCO®	The Harvard Club, NYC	Kings Super Markets - 27 stores
Uni-MartsTM		Price Chopper - 105 stores
Office Coffee Services	Other Food Service	Roche Bros. - 14 stores
Allied Office Products	Amtrak® - Northeast corridor	Stop&Shop - 322 stores (primarily coffee by the cup)
ARAMARK Refreshment Services	American Skiing Company	Shaw's/Star Market - 152 stores
BostonbeaN® Coffee Company	Columbia University	Wild Oats Markets, Inc. - 73 stores
Corporate Coffee Systems	JetBlue Airways
Crystal Rock / Vermont Pure Springs	Sodexho
Dispenser Services Inc.	Stowe Mountain Resort
Nestlé Waters of North America
U.S. Coffee

Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont, and supplemented by regional distribution centers in geographical locations where the density of customer accounts so warrants. Regional distribution centers are located in Biddeford, Maine; Latham, New York; Woburn, Massachusetts; Southington, Connecticut; and Lakeland, Florida. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The Company uses third party carriers, primarily Federal Express, for shipping to customers not supported by a regional distribution center.

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

The Company generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are usually installed on the customer's premises by the Company's internal or contracted service personnel. A customer also is assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for supermarket customers, Green Mountain employs a team of merchandisers who ensure that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales. Most competitors of Green Mountain in the wholesale segment do not provide such high levels of sales and equipment service support.

The wholesale operation has 27 area sales managers and 6 regional sales managers assigned to geographic territories, reporting to a national sales manager. The wholesale territories are concentrated in the northeastern and mid-atlantic states, as well as Florida, Illinois and Michigan. In addition to geographic sales personnel, the Company has a sales staff of 12 focused on supermarket accounts, a sales group of 11 individuals dedicated to office coffee service accounts, a national convenience stores sales manager, an international sales account manager and a national food service manager, to help provide more focused customer support and service.

Wholesale coffee pounds by geographic region in thousands (as a percentage of total wholesale coffee pounds shipped) are as follows:

Region	52 wks. ended 9/28/02	52 wks. ended 9/29/01	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
Northern New England	29.5%	30.7%	149	4.0%
Southern New England	22.4%	23.9%	37	1.3%
Mid-Atlantic	24.4%	21.7%	558	21.2%
South Atlantic	7.9%	8.0%	72	7.4%
South Central	3.5%	3.4%	66	16.5%
Midwest	2.2%	2.3%	8	2.9%
West	2.6%	2.1%	86	34.1%
Multi-Regional	6.7%	6.9%	49	5.9%
International	0.8%	1.0%	(37)	-26.6%
Totals	13,097	12,109	988	8.2%

Note 1: Excludes coffee pounds shipped in the Consumer Direct channel.
Note 2: The allocation by region of coffee pounds shipped to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated. Since the second quarter of fiscal 2002, these estimates have been based on actual McLane's shipment patterns from each McLane warehouse to ExxonMobil convenience stores.

Consumer Direct Operations

Consumer direct represents Green Mountain Coffee at its best, helping to position the brand as a lifestyle brand. It offers the opportunity to inform consumers, build one-on-one relationships, and illuminate the Company's point of difference. The Company publishes catalogs and maintains a website to market over 75 coffees, and coffee-related equipment and accessories, as well as gift assortments and gourmet food items covering a wide range of price points. Green Mountain's Customer Care Representatives provide coffee consultations and education on the various attributes of the Company's coffee selections as they process a consumer's order.

Consumer direct sales accounted for approximately 5%, 4%, and 5% of total sales in fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, approximately 34% of the Company's consumer direct revenue was derived from over 7,400 members of its "Coffee Club," a continuity program with customized standing orders for re-shipment. In the same period, catalog sales from non-Coffee Club individual consumers accounted for approximately 45% of consumer direct revenue, and another 2% were derived from the Company's Corporate Gifting program.

The Green Mountain website (www.GreenMountainCoffee.com) generated 19% of total consumer direct revenue in fiscal 2002. The Company's website, which runs on PeopleSoft eStore software, allows Green Mountain Coffee to leverage the Internet, phone, e-mail and mail to provide the best possible customer fulfillment and service.

Green Coffee Cost and Supply

The Company utilizes a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for its supply of green coffees. Outside brokers provide the largest supply of green coffee to the Company. Coffee is the world's second largest traded commodity and its supply and price are subject to high volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium or "differential" above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries.

Cyclical swings in commodity markets, based upon supply and demand, are common and it is largely expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, and this situation is likely to persist in the short-term although it is likely that we will experience somewhat higher prices than the record lows set earlier in 2002. The low coffee price ranges generally experienced in recent years are not considered high enough to support proper farming and processing practices, impacting the overall supply of top grade coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support world consumption of the top grades of coffees.

For coffees that Green Mountain continues to purchase with differentials against the commodity market, the Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain believes this approach is the best way to provide its customers with a fair price for its coffee. Approximately 59% of the Company's estimated coffee requirements through September 27, 2003, the end of its 2003 fiscal year, had been contracted for as of September 28, 2002. Some of the fixed coffee purchase commitments entered into in fiscal 2002 extend through calendar 2005, as the Company made a decision to enter into long-term contracts with specific coffee sources to ensure a consistent supply of high quality coffee. In addition, the Company does from time to time purchase coffee futures contracts and coffee options to provide additional protection when it is not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

The Company generally tries to pass on coffee price increases and decreases to its customers. Since coffee has come down from its 1997 highs, the Company has decreased its prices several times. In general, there can be no assurance that the Company will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Similarly, rapid, sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory and purchase commitments. Green Mountain roasts over 30 different types of green coffee beans to produce its more than 100 coffee selections. If one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

Green Mountain purchased approximately 34% of its coffee from specifically identified farms, estates, cooperatives and cooperative groups in fiscal 2002, and close to 25% of its total coffee purchases in fiscal 2001. The Company expects to increase this amount to as much as 40% in fiscal 2003. The Company believes its "farm identified" strategy will result in improved product quality, product differentiation, and long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.

Competition

The specialty coffee market is highly competitive, and Green Mountain competes against all sellers of specialty coffee. In the office coffee, convenience store and food service arenas, Sara Lee, Procter & Gamble and New England Coffee are competitors. Green Mountain Coffee was the first roaster to sell its coffee in Keurig's innovative one-cup brewing system, used primarily in the office coffee service market, and the Company has established a dominant position in the sale of one-cup Keurig portions. The Company does, however, now compete for Keurig sales with four other North American roasters: Diedrich Coffee, Procter & Gamble's Millstone®, Timothy's, and Van Houtte, a vertically integrated roaster and office coffee service distributor operating in Canada and the United States.

In the supermarket channel, Starbucks, a leading independent specialty coffee retailer, has a significant presence nationwide. Starbucks has a distribution agreement with Kraft Foods to place Starbucks coffee in supermarkets along with Kraft's Maxwell House® coffee. Additionally, the Company also competes with "commercial" coffee roasters, to the extent that it is also trying to "upsell" consumers to the specialty coffee segment. A number of large consumer goods multinationals have divisions or subsidiaries selling specialty coffees, a significant portion of them having been developed through the acquisition of independent brands. For example, Procter & Gamble distributes the premium coffee products Millstone® and Brothers in many supermarkets nationwide, which compete with Green Mountain's coffee.

In the consumer direct channel, the Company competes with established suppliers such as Gevalia®, a division of General Foods Corporation, as well as with other direct mail companies.

The Company expects intense competition, both within its primary geographic territory - the eastern United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

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

Intellectual Property

The Company is the owner of certain trademarks and service marks and the United States trademark and service mark registrations thereon, including Green Mountain Coffee®, Green Mountain Filters®, Green Mountain Coffee Roasters®, Nantucket Blend®, Rain Forest Nut®, Stewardship®, Green Mountain Coffee Roasters and Design ®, Stewardship Coffee and Design®, Vermont Country Blend®, Café Vermont®, Mocha Almond Chiller®, You're Following the Leader®, Tapestry Blend Dark®, Appropriate Roast®, Autumn Harvest Blend®, Fresh From the Roaster®, Lake & Lodge®, La Esperanza®, Monté Verdé®, and It's a Jungle Out There - Let's keep it that way®. The Company anticipates maintaining the United States registrations appearing above with the United States Patent and Trademark Office. The Company is also the owner of other trademarks and service marks, including The Taste of a Better WorldTM, Great Coffee Made EasyTM, Sip and Relax, You're on Green Mountain TimeTM, PartnerFarmTM, Black ParrotTM, Organic Black Parrot BlendTM, Quick-CupTM, Dark MagicTM, and The Ultimate Office CoffeeTM.

The Company has applied for United States registration of certain of the marks appearing above. In addition, the Company has registered the mark "Green Mountain Coffee Roasters" in the United Kingdom and in the European Union. In Canada, the Company has registered the mark "Green Mountain Coffee" and has a pending application for registration of the mark "Green Mountain Coffee Roasters." The Company has a pending Taiwanese application for registration of the mark "Green Mountain Coffee Roasters," pending Brazilian applications for registration of the marks "Green Mountain Coffee Roasters and Design," and "Green Mountain Coffee," and pending applications in South Korea for various marks including "Green Mountain Coffee Roasters," as well as the South Korean registration for the mark "Green Mountain." Other foreign trademark applications are also pending.

The Company has an irrevocable, perpetual royalty-free license to use the mark "Earth-Friendly Coffee Filters" in connection with coffee filters. The Company also has a limited license to use the marks "Kona Mountain Coffee" and "Kona Mountain Estate" in connection with its Kona coffee worldwide (excluding Hawaii), all subject to the terms of the agreements under which these licenses are granted. In connection with the sale and distribution of coffee and Keurig brewing system, the Company has a limited, non-exclusive license to use the mark "Keurig®" and other marks owned by Keurig, Incorporated, subject to the terms of the agreement under which the license is granted. The Company has a limited, royalty-free license to reproduce a painting by artist Corliss Blakely on its labels and marketing materials. The Company believes these trademarks, service marks and licenses will continue to be important to its success. The Company does not hold any patents.

Employees

As of September 28, 2002, the Company had 474 full-time employees and 55 part-time employees. The Company supplements its workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season. The Company believes that it maintains excellent relations with its employees.

Item 2. Properties

The Company leases one principal manufacturing, warehousing and distribution facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 96,000 square feet of usable space which includes a 36,000 square foot mezzanine area. The lease on this building expires in 2012. The Company's other facilities, all of which are leased, are as follows:

Type	Location	Approximate Square Feet	Expiration of Lease
Warehouse/ Distribution/ Service Space	Woburn, MA Southington, CT Demeritt Place, Waterbury, VT Waterbury, VT Waterbury, VT (Factory Outlet) Biddeford, ME Latham, NY Lakeland, FL	10,580 11,200 12,000 3,000 1,100 10,000 7,500 7,200	2006 2006 2003 month-to-month month-to-month 2011 2007 2006
Administrative Offices	Coffee Lane, Waterbury, VT Demeritt Place, Waterbury, VT Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT Pilgrim Park II, Waterbury, VT	4,000 10,000 8,680 3,000 8,000	month-to-month 2003 2003 month-to-month 2003

The Company believes that its facilities are generally adequate for its current needs and that suitable additional production and administrative space will be available as needed for the remainder of fiscal 2003.

Item 3. Legal Proceedings

The Company is not currently party to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended September 28, 2002.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of the Company is set forth below:

Name	Age	Position	Officer since
Kathryn S. Brooks	47	Vice President and Director	2001
Paul Comey	52	Vice President	1993
William G. Hogan	43	Vice President, Chief Financial Officer and Director	2002
Daniel R. Martin	37	Vice President	2002
James K. Prevo	49	Vice President	1997
Stephen J. Sabol	41	Vice President	1993
Robert P. Stiller	59	Chairman of the Board, President and Chief Executive Officer	1993
Jonathan C. Wettstein	54	Vice President	1993

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

William G. Hogan has served as Vice President and Chief Financial Officer of Roasters since February 2002. From February 2001 to October 2001, Mr. Hogan was Vice President of Finance at a General Electric subsidiary, General Electric Quartz, Inc. From March 2000 to February 2001, Mr. Hogan was Manager of Finance - Global Services for General Electric Medical Systems. From September 1997 to February 2000, Mr. Hogan was Manager of Manufacturing, Logistics & Six Sigma Finance for General Electric Appliances. From February 1994 to January 1996, Mr. Hogan was Manager of Business Operations and Systems with Mortgage Credit Service. Prior to that, Mr. Hogan held numerous other operational, managerial and finance related positions with other General Electric subsidiaries, and small public and private corporations.

Daniel R. Martin joined as Vice President of Sales and Marketing on December 16, 2002. From September 2002 to December 2002, Mr. Martin was Vice President, Marketing Services at the Great Atlantic & Pacific Tea Company (A&P). Prior to this position, Mr. Martin was the General Manager for A&P's Eight O'Clock Coffee Company division from February 2001 until August 2002. Prior to his years at A&P, Mr. Martin worked at Kraft Foods from July 1988 to February 2001, where he held roles of increasing responsibility in sales and brand management, including positions in the Maxwell House and Gevalia coffee divisions. Mr. Martin holds a Master of Business Administration from the Harvard Business School.

James K. Prevo has served as Chief Information Officer of Roasters since March 1993. Mr. Prevo worked for Digital Equipment Corporation from November 1979 through March 1993. There he held positions as a Software Engineer, Project Manager (New Product Introduction), Program Manager (Computer Products Manufacturing and VAXcluster Systems Engineering) and Business Manager (Systems Integration Services). On May 1, 2000, ComputerWorld magazine recognized Mr. Prevo as one of the "Premier 100 IT Leaders for the Year 2000."

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

		High	Low
Fiscal 2001	16 weeks ended January 20, 2001 12 weeks ended April 14, 2001 12 weeks ended July 7, 2001 12 weeks ended September 29, 2001	$ 29.469 $ 27.313 $ 36.170 $ 42.000	$ 9.375 $ 14.500 $ 18.800 $ 22.180
Fiscal 2002	16 weeks ended January 19, 2002 12 weeks ended April 13, 2002 12 weeks ended July 6, 2002 12 weeks ended September 28, 2002	$ 29.250 $ 26.250 $ 25.740 $ 23.340	$ 19.850 $ 17.900 $ 20.080 $ 13.010
Fiscal 2003	September 29, 2002 to December 5, 2002	$ 16.000	$ 12.030

(b) Number of Equity Security Holders

As of December 5, 2002, the number of record holders of the Company's common stock was 644.

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

On October 22, 2002, Green Mountain's Board of Directors approved a stock repurchase program authorizing the repurchase up to an aggregate of $3,000,000 of the Company's common stock. The repurchases are made from time to time on the open market at prevailing prices, in negotiated transactions off the market. As of December 16, 2002, the Company had repurchased 4,800 shares for an aggregate repurchase price of approximately $71,000.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,136,323	$10.15	431,375
Equity compensation plans not approved by security holders	-	-	-
Total	1,136,323	$10.15	431,375

Item 6. Selected Financial Data

Fiscal Years Ended
Sept. 28, 2002		Sept. 29, 2001	Sept. 30, 2000 (1)	Sept. 25, 1999	Sept. 26, 1998
(In thousands, except per share data)
Coffee pounds shipped(2)	13,504	12,408	10,871	9,004	7,739
Net sales from continuing operations (2)	$ 100,000	$ 95,576	$ 84,001	$ 64,881	$ 55,825
Income before equity in net earnings of Keurig, Incorporated	$ 6,232	$ 5,782	$ 4,153	$ 2,247	$ 340
Income from continuing operations (2)	$ 5,970	$ 5,782	$ 4,153	$ 2,247	$ 340
Income per share from continuing operations - diluted (2)	$ 0.82	$ 0.80	$ 0.59	$ 0.32	$0.05
Total assets	$ 54,687	$ 34,496	$ 27,244	$ 23,878	$ 24,563
Long-term obligations	$ 15,209	$ 6,256	$ 8,783	$ 4,964	$ 10,191
EBITDA (3)	$ 14,731	$ 13,833	$ 9,783	$ 7,302	$ 4,113

1 The fiscal year ended September 30, 2000 was a 53-week year. All other fiscal years represented are 52-week years.
2 Excludes results of the Company's discontinued company-owned retail stores operation.
3 Earnings from continuing operations before the impact of net earnings of Keurig, Incorporated, interest, taxes, depreciation and amortization.

There were no cash dividends paid during the past five fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking information

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, competition, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, Green Mountain's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company has an equity investment in Keurig, Incorporated, a small high-growth private company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set in forward-looking statements. Further, there is a high degree of uncertainty around investment spending for the launch of the Keurig Single-Cup Brewer for the home and results could materially vary depending on Keurig, Incorporated's success in entering the home brewer market. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Overview

Green Mountain Coffee, Inc., is a leader in the specialty coffee industry. The Company roasts high-quality arabica coffees and offers over 90 coffee selections, including single-origins, estates, certified organics, Fair Trade, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters® and Newman's Own® Organics brands. Green Mountain sells its coffees to retailers including supermarkets, convenience stores, and specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of the Company's rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment, and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales of the Company's wholesale or consumer direct channels, including media and advertising expenses, a portion of the Company's rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the Company's rental expense and the salaries and related expenses of personnel not elsewhere categorized.

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 2002 and fiscal 2001 represent the 52 week-periods ended September 28, 2002, and September 29, 2001, respectively. Fiscal 2000 represents the 53 week-period ended September 30, 2000, with the fourth fiscal quarter of fiscal 2000 consisting of 13 weeks instead of the usual 12 weeks.

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

In the past, the Company generally has been able to pass increases in green coffee costs to its customers. However, there can be no assurance that the Company will be successful in passing such fluctuations on to customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 30 different types of green coffee beans to produce its more than 100 coffee selections, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company and its profitability.

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

The Company expects to face increasing competition in all its markets, as competitors improve the quality of their coffees to make them more comparable to Green Mountain's. In addition, specialty coffee is now more widely available, and a number of competitors benefit from substantially larger promotional budgets following, among other factors, the acquisition of specialty coffee companies by large, consumer goods multinationals. The Company expects that the continued high quality and wide availability of its coffee across a large array of distribution channels, combined with the added-value of its customer service processes, will enable Green Mountain to successfully compete in this environment, although there can be no assurance that it will be able to do so.

Results from Operations

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

Fiscal years ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 30, 2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	56.8%	57.8%	60.5%
Gross profit	43.2%	42.2%	39.5%

Selling and operating expenses	25.0%	24.3%	24.3%
General and administrative expenses	7.5%	7.3%	7.0%
Loss on abandonment of equipment	-	-	0.2%
Operating income	10.7%	10.6%	8.0%

Other income	0.0%	0.0%	0.1%
Interest expense	(0.3)%	(0.5)%	(0.7)%
Income before income taxes	10.4%	10.1%	7.4%

Income tax expense	(4.1)%	(4.0)%	(2.5)%
Income before equity in net earnings of Keurig, Incorporated	6.3%	6.1%	4.9%

Equity in net earnings of Keurig, Incorporated	(0.3)%	-	-
Income from continuing operations	6.0%	6.1%	4.9%

Discontinued operations:
Income on disposal, net of tax benefits	-	0.1%	0.1%

Net income	6.0%	6.2%	5.0%
	===	===	===

Fiscal 2002 versus Fiscal 2001

Net sales increased by $4,424,000, or 4.6%, from $95,576,000 in fiscal 2001 to $100,000,000 in fiscal 2002. Coffee pounds shipped increased by approximately 1,096,000 pounds, or 8.8%, from 12,408,000 pounds in fiscal 2001 to 13,504,000 pounds in fiscal 2002. The difference between coffee pounds growth and dollar sales growth was due primarily to sales mix (including the successful expansion of the Company's business with ExxonMobil convenience stores, which carry lower sales prices but also lower costs) and increased sales rebates to newly acquired and existing customers. Coffee pounds shipped growth came primarily from the supermarket channel (+603,000 lbs.) and the convenience store channel (+400,000 lbs.). The office coffee service channel, a major growth driver in prior years, grew by only 24,000 lbs. in fiscal 2002, due to the weaker economy and reduced sales to two major office coffee distributors. Though the consumer direct channel is small, it contributed a healthy pounds growth of 108,000 lbs. in fiscal 2002.

Due primarily to recent customer acquisitions and, to a lesser extent, a recently announced small sales price increase, management anticipates higher growth rates in fiscal 2003. For the first quarter of fiscal 2003, year-over-year growth in pounds shipped and dollar sales is expected to be in the range of 9% to 13%. For fiscal year 2003 as a whole, management anticipates growth in coffee pounds shipped and dollar sales in the range of 10% to 15%.

Green Mountain's gross profit increased by $2,844,000, or 7.0%, from $40,371,000 in fiscal 2001 to $43,215,000 in fiscal 2002. Gross profit as a percentage of net sales increased 1.0 percentage point from 42.2% in fiscal 2001 to 43.2% in fiscal 2002. The gross profit increase was primarily due to favorable channel mix change, with the supermarket and convenience store channels growing faster than average. Coffee costs were relatively flat for the whole year but trending up during the latter half. In the first quarter of fiscal 2003, gross margin is expected to be in the range of 44% to 45% as a percentage of sales. For fiscal 2003 as a whole, gross profit is anticipated to be in the range of 43% to 44%.

Selling and operating expenses increased by $1,767,000, or 7.6%, from $23,278,000 in fiscal 2001 to $25,045,000 in fiscal 2002, and increased 0.7 percentage points as a percentage of net sales from 24.3% in fiscal 2001 to 25.0% in fiscal 2002. The increase in selling and operating expenses was primarily due to increases in sales and sales support compensation expense (+$1,659,000) and increases in travel and entertainment expenses (+$420,000), offset by a decrease in bad debt expense of $590,000.

General and administrative expenses increased by $518,000, or 7.4%, from $6,972,000 in fiscal 2001 to $7,490,000 in fiscal 2002. As a percentage of net sales, this change represents a 0.2 percentage point increase from 7.3% in fiscal 2001 to 7.5% in fiscal 2002. The increase is primarily due to higher compensation (+$610,000) and travel expenses (+$297,000), and was offset by a decrease in consulting expenses (-$297,000).

As a result of the foregoing and including a reduction in incentive compensation for non-sales staff and ESOP expenses of approximately $721,000, operating income increased by $559,000, or 5.5%, from $10,121,000 in fiscal 2001 to $10,680,000 in fiscal 2002. As a percentage of sales, operating income increased 0.1 percentage point from 10.6% in fiscal 2001 to 10.7% in fiscal 2002. It is anticipated that, in fiscal 2003, operating expenses as a percentage of sales will remain flat or increase very slightly to 33% to 34% of sales.

Interest expense decreased $253,000, or 47.5%, from $533,000 in fiscal 2001 to $280,000 in fiscal 2002 due to successive reductions in interest rates throughout the year. The average effective interest rate was 3.5% in fiscal 2002. During fiscal 2002, $135,000 of interest expense was capitalized as part of the Waterbury plant capacity expansion project.

Income tax expense from continuing operations increased $293,000, or 7.6%, from $3,845,000 in fiscal 2001 to $4,138,000 in fiscal 2002. The Company's effective tax rate remained flat in 2002, at 39.9% of income before taxes. The Company recorded reductions totaling $170,000 in the deferred tax asset valuation allowance on its manufacturer's investment tax credit from the State of Vermont during fiscal 2002. These reductions were based upon management's best estimate of future taxable income and that portion which is expected to be allocable to Vermont on which the credit could be applied.

It is expected that the Company's effective tax rate in future periods will approximate 41%. However, there is uncertainty around the amount of the Vermont manufacturer's tax credit that will ultimately be realized (see footnote 5). Use of the credit is dependent on many factors, including how much taxable income the Company generates, how much of that income is allocable to Vermont, and how many shares issued from the exercise of stock options are sold within one year from the date of the exercise.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third quarter of fiscal 2002 period as its Common Stock ownership percentage grew from under 10% to 49.93% during that quarter. The Company's percentage ownership of the total common stock equivalent shares of Keurig was 41.9% at September 28, 2002. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, Inc., an institutional investment company) which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by the Company.  MD Co. has the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

The equity in the net earnings of Keurig in fiscal 2002 was a loss of $262,000, net of tax. The Company currently expects the negative impact of Keurig earnings to range from $750,000 to $1,100,000 for fiscal 2003. Results from Keurig could be materially different from this estimate. Keurig is a small high-growth private company which can have significant quarterly operating income fluctuations. Further, there will be a high degree of uncertainty around investment and product development spending given Keurig's strategic launch of the Keurig Single-Cup Brewer for the home.

For the reasons outlined above, income from continuing operations increased $188,000, or 3.3%, from $5,782,000 in fiscal 2001 to $5,970,000 in fiscal 2002.

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

Net income increased $70,000, or 1.2%, from $5,900,000 in fiscal 2001 to $5,970,000 in fiscal 2002.

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

Green Mountain's gross profit from continuing operations increased by $7,205,000, or 21.7%, from $33,166,000 in fiscal 2000 to $40,371,000 in fiscal 2001. Gross profit as a percentage of net sales increased 2.7 percentage points from 39.5% in fiscal 2000 to 42.2% in fiscal 2001. The gross profit increase was primarily due to lower green coffee costs and was partially offset by increased sales of products with lower gross margins, such as the single-cup Keurig line of coffees.

Selling and operating expenses from continuing operations increased by $2,901,000, or 14.2%, from $20,377,000 in fiscal 2000 to $23,278,000 in fiscal 2001, and remained unchanged at 24.3% of net sales. The dollar increase was primarily a function of supporting the Company's increased revenues. Specifically, the increase in selling and operating was due to increased sales, sales support and marketing personnel expenditures ($1,259,000), as well as an increase in bad debt expense ($469,000).

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

For the reasons outlined above, operating income increased by $3,354,000, or 49.6%, from $6,767,000 in fiscal 2000 to $10,121,000 in fiscal 2001. As a percentage of sales, operating income increased 2.6 percentage points from 8.0% in fiscal 2000 to 10.6% in fiscal 2001.

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

After the income from discontinued operations referenced above, net income increased $1,687,000, or 40.0%, from $4,213,000 in fiscal 2000 to $5,900,000 in fiscal 2001.

Liquidity and Capital Resources

Working capital decreased $2,640,000 to $5,905,000 at September 28, 2002, from $8,545,000 at September 29, 2001. This decrease is primarily due to an increase in short-term debt, and was offset by decreases in accrued expenses. Although sales grew 4.6% in fiscal 2002, accounts receivable and inventory levels remained unchanged year-over-year.

Net cash provided by operating activities increased by $139,000, or 1.2%, from $11,738,000 in fiscal 2001 to $11,877,000 in fiscal 2002. Cash flows from operations were used to fund capital expenditures in fiscal 2002.

In fiscal 2002, the Company purchased 628,450 shares of Preferred Stock and 1,642,854 shares of Common Stock of Keurig, Incorporated ("Keurig") from third parties for approximately $14,602,000. In order to finance the Keurig investment, the Company extended its existing $15,000,000 line of credit with Fleet National Bank (Fleet) by one year to March 31, 2004 and entered into a $5,000,000 term loan agreement with Fleet during its second quarter of fiscal 2002.

As of August 30, 2002, the Company and its parent, Green Mountain Coffee, Inc., entered into a new syndicated credit facility with Fleet as agent, and Fleet and Banknorth N.A. as participating lenders. The new credit facility includes a $15 million five-year term loan that was used to repay the Company's term loan and to pay down most of the Company's existing credit line. The new credit facility also includes an equipment line of credit of up to $5 million and a revolving line of credit of up to $12.5 million, which is subject to a borrowing base formula, and matures on March 31, 2005. The credit facility is secured by all of the Company's assets, including a pledge of the capital stock of Keurig, Incorporated owned by the Company.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. The Company also has entered into a $5 million amortizing interest swap agreement effective January 1, 2003, in order to fix the interest rate on a portion of the term loan. The interest rate on this swap agreement is 3.495% plus a margin based on performance. The $15 million term loan is to be paid back in quarterly installments of $750,000, beginning on September 30, 2002, and ending on June 30, 2007. At September 28, 2002, the outstanding balance on the Fleet line of credit was $3,130,000 and, based upon the revolving line of credit's borrowing base formula, the remaining amount available was $10,741,000 (including the $5,000,000 specific equipment line). The Fleet credit facility is subject to certain quarterly covenants, and the Company was in compliance with these covenants at September 28, 2002.

In fiscal 2002, Green Mountain had capital expenditures of $11,042,000, comprised of $7,580,000 for production and distribution equipment, $1,532,000 for equipment on loan to wholesale customers, $517,000 in leasehold improvements, $1,045,000 for computer equipment and software, and $368,000 for furniture and fixtures.

The production equipment expenditure included the purchase of five K-Cup packaging lines and related maintenance parts from Keurig, Incorporated, for $2,613,000. Since the beginning of the fourth quarter of fiscal 2002, the Company pays a reduced royalty rate to Keurig on the sale of each Green Mountain Coffee K-Cup as a result of this equipment purchase.

The fiscal 2002 production equipment expenditures also included installation costs amounting to $1,460,000 for two roasters purchased at auction in fiscal 2001. Once the installation of these two new roasters is completed, the Company's annual roasting capacity in Waterbury, Vermont, is expected to increase from approximately 15 million pounds to 40 to 50 million pounds of roasted coffee. The installation of the first roaster and related equipment was completed in September 2002. The second roaster is expected to be ready for use in the third quarter of fiscal 2003. The related equipment consists primarily of a green coffee inventory storage system and a new green coffee transport system.

On June 5, 2001, the Company acquired the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa, in a cash transaction totaling approximately $2,474,000, including transaction costs estimated at $34,000. The allocation of the purchase price of $2,440,000 was as follows: $601,000 of inventory, $271,000 of fixed assets, $125,000 of intangible assets and $1,443,000 of goodwill. Cash used to fund this acquisition was obtained from the Company's then existing line of credit with Fleet.

In fiscal 2001, besides the acquisition of Frontier's assets, Green Mountain had capital expenditures of $6,666,000, including $2,938,000 for production and distribution equipment (including the purchase at auction and transportation costs of the two roasters referenced above amounting to approximately $1,257,000), $1,875,000 for equipment on loan to wholesale customers, $725,000 in leasehold improvements and $709,000 for computer equipment and software.

The Company currently plans to make capital expenditures in fiscal 2003 in the range of $6,000,000 to $7,000,000. Approximately $3.5 million will be invested in its Waterbury, Vermont, roasting facility to complete different projects including the installation of the second of two roasters purchased in fiscal 2001 and the related new roasted bean storage bin system, as well as the addition of three new packagers. However, management continuously reviews capital expenditure needs, and actual amounts expended may differ from these estimates. Depreciation expense is expected to be in the range of $4.8 million to $4.9 million in fiscal 2003.

The Company announced in October 2002 that its Board had authorized the repurchase of up to $3 Million of its outstanding common stock over the following three months. Assuming no stock repurchases, the Company intends to pay down its debt by $4.0 to $5.0 million in fiscal 2003. Earnings before the impact of Keurig, interest, taxes, depreciation and amortization should increase to $17.0 to $18.0 million in fiscal 2003, up from $14.7 million in fiscal 2002.

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

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Commitments	Green Coffee Purchase Commitments	Total
2003	$ 3,193,000	$ 1,429,000	$ 10,641,000	$15,263,000
2004	3,079,000	1,051,000	3,273,000	7,403,000
2005	6,130,000	975,000	1,133,000	8,238,000
2006	3,000,000	814,000	-	3,814,000
2007	3,000,000	626,000	-	3,626,000
Thereafter	-	2,258,000	-	2,258,000
Total	$ 18,402,000	$ 7,153,000	$ 15,047,000	$40,602,000

Factors Affecting Quarterly Performance

Historically, the Company has experienced variations in sales from quarter-to-quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Critical Accounting Policies

Green Mountain prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements). Actual results could differ from those estimates.

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their critical accounting policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of their Form 10-K. The SEC defined a critical accounting policy as one which is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, the Company has described its critical accounting policies below.

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

Interest rate risks

At September 28, 2002, the Company had $18,130,000 of debt subject to variable interest rates (Fleet Bank's prime rate, Banker's Acceptance or LIBOR rates) plus a margin based on a performance price structure. A 100 basis point increase in interest rates would increase annual interest expense by approximately $181,000.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company's gross profit margins can be significantly impacted by changes in the price of green coffee. The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. At September 28, 2002, the Company had approximately $15.0 million in purchase commitments, of which approximately 88% had a fixed price. Approximately 59% of the Company's estimated coffee requirements through September 27, 2003, the end of its 2003 fiscal year, had been contracted for as of September 28, 2002. Some of the fixed coffee purchase commitments entered into in fiscal 2002 extend through calendar 2005, as the Company made a decision to enter into long-term contracts with specific coffee sources to ensure a consistent supply of high quality coffee.

In addition, the Company regularly uses commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At September 28, 2002, the Company held outstanding coffee futures contracts with a fair value of ($14,000). The corresponding deferred losses of ($14,000), or ($8,000) net of tax, were classified as other comprehensive income. At September 28, 2002, the average settlement price used to calculate the fair value of the contracts outstanding was $0.59. If the settlement price drops on average by 10%, the additional loss incurred will be approximately $64,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2003.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1.

In accordance with rule 3-09, the Company will file audited financial statements of its equity method investee Keurig, Incorporated for the calendar year ending December 31, 2002, which meets the significant subsidiary tests, within 90 days of the equity investee's year end.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information regarding the Company's executive officers, the information called for by this Item is incorporated by reference in this report to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 20, 2003, which will be filed not later than 120 days after the close of the Company's fiscal year ended September 28, 2002 (the "Definitive Proxy Statement").

For information concerning the executive officers of the Company, see "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 14. Controls and Procedures

Within 90 days of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, Green Mountain's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While management believes the present design of disclosure controls and procedures is effective to make known to the Company's senior management in a timely fashion all material information concerning its business, management will continue to improve the design and effectiveness of disclosure controls and procedures at Green Mountain to the extent necessary in the future to provide senior management with timely access to such material information, and to correct any deficiencies that may be discovered in the future.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).
4.1

Amended and Restated Credit Agreement, dated as of August 30, 2002, by and among the Company, as guarantor, Green Mountain Coffee Roasters, Inc. ("GMCR") and Green Mountain Coffee Roasters Franchising Corporation ("GMCRF"), as borrowers, Fleet National Bank, as agent ("Fleet"), and Fleet National Bank and Banknorth, N.A. ("Banknorth"), as lenders (collectively, the "Lenders").

(a) Revolving Note dated August 30, 2002, by GMCR and GMCRF in favor of Fleet (incorporated by reference to Exhibit 4.1(a) in the Current Report on Form 8-K dated August 30, 2002).
(b) Revolving Note dated August 30, 2002, by GMCR and GMCRF in favor of Banknorth (incorporated by reference to Exhibit 4.1(b) in the Current Report on Form 8-K dated August 30, 2002).
(c) Term Note dated August 30, 2002, by GMCR and GMCRF in favor of Fleet (incorporated by reference to Exhibit 4.1(c) in the Current Report on Form 8-K dated August 30, 2002).
(d) Term Note dated August 30, 2002, by GMCR and GMCRF in favor of Banknorth (incorporated by reference to Exhibit 4.1(d) in the Current Report on Form 8-K dated August 30, 2002).
(e) Equipment Note dated August 30, 2002, by GMCR and GMCRF in favor of Fleet (incorporated by reference to Exhibit 4.1(e) in the Current Report on Form 8-K dated August 30, 2002).
(f) Equipment Note dated August 30, 2002, by GMCR and GMCRF in favor of Banknorth (incorporated by reference to Exhibit 4.1(f) in the Current Report on Form 8-K dated August 30, 2002).
(g) Swing Line Note dated August 30, 2002, by GMCR and GMCRF in favor of Fleet (incorporated by reference to Exhibit 4.1(g) in the Current Report on Form 8-K dated August 30, 2002).
(h)

Security Agreement dated as of August 30, 2002, by and between GMCR and Fleet, as agent for the benefit of the Lenders (incorporated by reference to Exhibit 4.1(h) in the Current Report on Form 8-K dated August 30, 2002).

(i)

Security Agreement dated as of August 30, 2002, by and between GMCRF and Fleet, as agent for the benefit of the Lenders (incorporated by reference to Exhibit 4.1(i) in the Current Report on Form 8-K dated August 30, 2002).

(j)

Security Agreement (Intellectual Property) dated as of August 30, 2002, by and between GMCR and Fleet, as agent for the benefit of the Lenders (incorporated by reference to Exhibit 4.1(j) in the Current Report on Form 8-K dated August 30, 2002).

(k)

Pledge Agreement dated as of August 30, 2002, by and between GMCR and Fleet, as agent for the benefit of the Lenders (incorporated by reference to Exhibit 4.1(k) in the Current Report on Form 8-K dated August 30, 2002).

(l)

Mortgage, Security Agreement and Fixture Filing dated as of August 30, 2002, by and between GMCR and Fleet, as agent for the benefit of the Lenders (incorporated by reference to Exhibit 4.1(l) in the Current Report on Form 8-K dated August 30, 2002).

(m)

Collateral Assignment of Leasehold Interests dated as of August 30, 2002, by and between GMCR and Fleet, as agent for the benefit of the Lenders (incorporated by reference to Exhibit 4.1(m) in the Current Report on Form 8-K dated August 30, 2002).

10.1

U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to $766,000 loan to Green Mountain Coffee, Inc. together with Letters dated July 14, 1993 and July 19, 1993 from SBA to Central Vermont Economic Development Corporation relating thereto (incorporated by reference to Exhibit 10.22 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

(a)

Small Business Administration Guaranty dated September 30, 1993, from Robert P. Stiller to Central Vermont Economic Development Corporation (incorporated by reference to Exhibit 10.22(a) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(b)

Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Small Business Administration Guaranty dated September 30, 1993, from Robert P. Stiller to Central Vermont Economic Development Corporation (incorporated by reference to Exhibit 10.22(b) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(c)

Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc., and Central Vermont Economic Development Corporation (incorporated by reference to Exhibit 10.22(c) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(d)

Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Mortgage, dated September 30, 1993, between Green Mountain Coffee Roasters, Inc., and Central Vermont Economic Development Corporation (incorporated by reference to Exhibit 10.22(d) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(e)

"504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc. to Central Vermont Economic Development Corporation, as amended, including Servicing Agent Agreement among Green Mountain Coffee Roasters, Inc., and Colson Services Corp. (incorporated by reference to Exhibit 10.22(e) in the Quarterly Report on Form 10-QSB for the 16 weeks ended January 15, 1994, filed on February 25, 1994).

(f)

Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of "504" Note, dated September 30, 1993, in the amount of $766,000, from Green Mountain Coffee Roasters, Inc., to Central Vermont Economic Development Corporation (incorporated by reference to Exhibit 10.22(f) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(g)

Security Agreement from Green Mountain Coffee Roasters, Inc., to Central Vermont Economic Development Corporation (incorporated by reference to Exhibit 10.22(g) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(h)

Assignment, dated September 30, 1993, by Central Vermont Economic Development Corporation to Small Business Administration of Security Agreement from Green Mountain Coffee Roasters, Inc., to Central Vermont Economic Development Corporation (incorporated by reference to Exhibit 10.22(h) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(i)

Letter Agreement, dated October 1, 1993, among Central Vermont Economic Development Corporation, Green Mountain Coffee Roasters, Inc., and Small Business Administration, amending the Authorization and Debenture Guaranty among Small Business Administration, Central Vermont Economic Development Corporation, and Green Mountain Coffee Roasters, Inc., (incorporated by reference to Exhibit 10.22(i) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(j)

Development Company 504 Debenture, issued October 14, 1993, for principal amount of $766,000, by Central Vermont Economic Development Corporation to Harris Trust of New York, as Trustee (incorporated by reference to Exhibit 10.22(j) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

10.2

Lease Agreement, dated April 28, 1993, between Pilgrim Partnership and Green Mountain Coffee, Inc., (incorporated by reference to Exhibit 10.33 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

(a)

Addendum to Lease Agreement dated April 28, 1993 (incorporated by reference to Exhibit 10.33(a) in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).

(b) Lease Amendment dated August 16, 1993 (incorporated by reference to Exhibit 10.33(b) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).
(c) Letter Agreement dated July 30, 1997 (incorporated by reference to Exhibit 10.33(c) in the Quarterly Report on Form 10-Q for the 16 weeks ended January 17, 1998).
(d) Amendment to Lease Agreement dated July 1, 2002 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 6, 2002).
10.3	1993 Stock Option Plan of the Company, as revised (incorporated by reference to Exhibit 10.36 in the Annual Report on Form 10-K for the fiscal year ended September 27, 1997).*
(a) Form of Stock Option Agreement.*
10.4	1998 Employee Stock Purchase Plan with Form of Participation Agreement (incorporated by reference to Exhibit 10.37 in the Annual Report on Form 10-K for the fiscal year ended September 26, 1998.)*
10.5	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*
(a) Form of Stock Option Agreement.*
10.6

Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.7

Employment Agreement of Paul Comey dated as of July 1, 1993 (incorporated by reference to Exhibit 10.42 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.8

Employment Agreement of Jonathan C. Wettstein dated as of July 1, 1993 (incorporated by reference to Exhibit 10.44 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.9	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*
(a) Form of Stock Option Agreement*
10.10	Green Mountain Coffee, Inc., Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.113 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11	Green Mountain Coffee, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.12

Loan Agreement by and between the Green Mountain Coffee, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.13

Asset Purchase Agreement between Green Mountain Coffee, Inc., and Frontier Cooperative Herbs dated June 5, 2001 (incorporated by reference to Exhibit 10.119 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 7, 2001).

10.14	Promissory note from Kevin G. McBride, dated January 5, 2001, (incorporated by reference to Exhibit 10.16 in the Annual Report on Form 10-K for the fiscal year ended September 29, 2001).
10.15

Employment agreement of Robert D. Britt dated September 13, 2001, (incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K for the fiscal year ended September 29, 2001).* Superceded by Employment Agreement of Robert D. Britt dated as of November 11, 2002 filed as Exhibit 10.24 .

10.16

Shareholder Rights Agreement dated April 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and MD Co. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).

10.17

Second Amended and Restated First Refusal Agreement dated as of February 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K dated April 5, 2002).

10.18

Voting Agreement dated as of February 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K dated April 5, 2002).

10.19

Stock Rights Agreement dated as of February 4, 2002, by and among Keurig, Incorporated, Green Mountain Coffee Roasters, Inc., and other holders of preferred stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K dated April 5, 2002).

10.20

Fourteenth Amendment of Commercial Loan Agreement and Loan Documents dated April 3, 2002 between the Green Mountain Coffee Roasters, Inc., and Fleet National Bank (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K dated April 5, 2002).**

10.21

$5,000,000 Term Promissory Note dated April 3, 2002 issued by Green Mountain Coffee Roasters, Inc., in favor of Fleet National Bank (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).**

10.22

Stock Pledge and Security Agreement dated April 3, 2002 executed by Green Mountain Coffee Roasters, Inc., in favor of Fleet National Bank (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).**

10.23

Equipment Purchase Agreement dated as of June 21, 2002 by and between Green Mountain Coffee Roasters, Inc., and Keurig, Incorporated (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 6, 2002).

10.24	Employment Agreement between Green Mountain Coffee, Inc., and Robert D. Britt dated as of November 11, 2002.*
10.25	Resignation of Kevin G. McBride dated December 11, 2002, and Exhibit A (proposed Release and Severance Agreement). *
21	List of Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.
* Management contract or compensatory plan ** Superceded and replaced by the agreements included in Exhibit 4.1 and related to a new credit facility

Reports on From 8-K

On September 6, 2002, the Company filed a Current Report on Form 8-K which reported that on August 30, 2002, its wholly-owned subsidiaries, Green Mountain Coffee Roasters, Inc. ("GMCR") and Green Mountain Coffee Roasters Franchising Corporation, Inc. ("GMCRF") entered into a new syndicated credit facility with Fleet National Bank ("Fleet"), as agent, and Fleet and Banknorth N.A. ("Banknorth" and together with Fleet, the "Lenders"), as participating lenders. The new credit facility includes a $15,000,000 five-year term loan which was immediately used to repay the Company's existing term loan of $4,375,000 and to pay down most of the Company's then current credit line. The new credit facility also includes an equipment line of credit of up to $5,000,0000 and a revolving line of credit of up to $12,500,000 which is subject to a borrowing base formula, and matures on March 31, 2005. The credit facility is secured by all of the Company's assets, including a pledge of the capital stock of Keurig, Incorporated owned by the Company.

On October 25, 2002, the Company filed a Current Report on Form 8-K which reported that based on preliminary financial data, the Company expected its fourth quarter and annual sales and earnings results to be lower than it previously anticipated. In addition, the Company reported that it intends to repurchase on the open market up to $3,000,000 of its outstanding shares of common stock over approximately the next three months subject to market conditions and other factors.

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

Signature	Title	Date

/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 23, 2002

/s/ William G. Hogan WILLIAM G. HOGAN	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	December 23, 2002

KATHRYN S. BROOKS*	Vice President of Human Resources and Organizational Development and Director	December 23, 2002

BARBARA CARLINI*	Director	December 23, 2002

WILLIAM D. DAVIS*	Director	December 23, 2002

JULES A. DEL VECCHIO*	Director	December 23, 2002

HINDA MILLER*	Director	December 23, 2002

DAVID E. MORAN*	Director	December 23, 2002

*By: _/s/ Robert P. Stiller______ Robert P. Stiller, Attorney-in-fact

CERTIFICATIONS

I, Robert P. Stiller, Chief Executive Officer of Green Mountain Coffee, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Green Mountain Coffee, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002                                                                                 /s/ Robert P. Stiller
                                                                                                                        Robert P. Stiller
                                                                                                                        Chief Executive Officer

I, William G. Hogan, Chief Financial Officer of Green Mountain Coffee, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Green Mountain Coffee, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002                                                                           /s/ William G. Hogan

                                                                                                                William G. Hogan
                                                                                                                Chief Financial Officer

GREEN MOUNTAIN COFFEE, INC.
Index to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee, Inc. at September 28, 2002 and September 29, 2001 and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 15, 2002

Green Mountain Coffee, Inc.
Consolidated Balance Sheet
(Dollars in thousands)

	September 28, 2002	September 29, 2001

Assets
Current assets:
Cash and cash equivalents	$ 800	$ 979
Receivables, less allowances of $351 and $492 at September 28, 2002, and September 29, 2001, respectively	9,132	9,142
Inventories	5,876	5,876
Other current assets	789	707
Income taxes receivable	528	743
Deferred income taxes, net	546	738
Total current assets	17,671	18,185

Fixed assets, net	20,834	14,397
Investment in Keurig, Incorporated	14,491	151
Goodwill and other intangibles	1,465	1,546
Other long-term assets	226	144
Deferred income taxes, net	-	73

	$ 54,687	$ 34,496
	=====	=====
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,193	$ 195
Accounts payable	6,271	6,099
Accrued compensation costs	1,031	1,682
Accrued expenses	1,271	1,664
Total current liabilities	11,766	9,640

Long-term debt	12,079	256
Long-term line of credit	3,130	6,000
Deferred tax liability	647	-

Commitments and contingencies (see Note 16)
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 7,956,872 and 7,804,647 shares at September 28, 2002 and September 29, 2001, respectively	795	780
Additional paid-in capital	19,793	18,390
Retained earnings	14,648	8,678
Accumulated other comprehensive (loss)	(12)	(219)
ESOP unallocated shares, at cost - 40,941 and 73,800 shares at September 28, 2002, and September 29, 2001, respectively	(1,109)	(2,000)
Treasury shares, at cost - 1,138,273 and 1,137,506 shares at September 28, 2002, and September 29, 2001, respectively	(7,050)	(7,029)
Total stockholders' equity	27,065	18,600

	$ 54,687	$ 34,496
	=====	=====

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statement of Operations
(Dollars in thousands except per share data)
	Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
Net sales	$ 100,000	$ 95,576	$ 84,001

Cost of sales	56,785	55,205	50,835

Gross profit	43,215	40,371	33,166

Selling and operating expenses	25,045	23,278	20,377
General and administrative expenses	7,490	6,972	5,887
Loss on abandonment of equipment	-	-	135

Operating income	10,680	10,121	6,767

Other (expense) income	(30)	39	48
Interest expense	(280)	(533)	(583)

Income before income taxes	10,370	9,627	6,232

Income tax expense	(4,138)	(3,845)	(2,079)

Income before equity in net earnings of Keurig, Incorporated	6,232	5,782	4,153

Equity in net earnings of Keurig, Incorporated	(262)	-	-

Income from continuing operations	5,970	5,782	4,153

Discontinued operations:

Income on disposal of retail stores, net of income tax expense of $81 and $40 for the years ended September 29, 2001, and September 30, 2000, respectively	-	118	60

Net income	$ 5,970	$ 5,900	$ 4,213
	=====	=====	=====
Basic income per share:
Weighted average shares outstanding	6,677,394	6,398,577	6,586,844
Income from continuing operations	$0.89	$0.90	$0.63
Income from discontinued operations	$0.00	$0.02	$0.01
Net income	$0.89	$0.92	$0.64
Diluted income per share:
Weighted average shares outstanding	7,264,310	7,196,740	6,979,244
Income from continuing operations	$0.82	$0.80	$0.59
Income from discontinued operations	$0.00	$0.02	$0.01
Net income	$0.82	$0.82	$0.60

GREEN MOUNTAIN COFFEE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended September 28, 2002, September 29, 2001, and September 30, 2000
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other compre- hensive (loss)	Treasury stock		ESOP unallocated		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 25, 1999	7,230,808	$ 724	$ 13,047	$ (1,435)	-	(201,218)	$ (654)	-	-	$11,682
Issuance of common stock under employee stock purchase plan	64,618	6	273	-	-	-	-	-	-	279
Options exercised	46,584	4	165	-	-	-	-	-	-	169
Purchase of treasury shares	-	-	-	-	-	(936,288)	(6,375)	-	-	(6,375)
Non cash compensation expense	-	-	49	-	-	-	-	-	-	49
Net income	-	-	-	4,213	-	-	-	-	-	4,213
Balance at September 30, 2000	7,342,010	734	13,534	2,778	-	(1,137,506)	(7,029)	-	-	10,017
Issuance of common stock under employee stock purchase plan	40,569	4	415	-	-	-	-	-	-	419
Options exercised	422,068	42	1,604	-	-	-	-	-	-	1,646
Purchase of unallocated ESOP shares	-	-	-	-	-	-	-	(73,800)	(2,000)	(2,000)
Tax benefit from exercise of options	-	-	2,828	-	-	-	-	-	-	2,828
Other comprehensive loss, net of tax	-	-	-	-	$ (219)	-	-	-	-	(219)
Short-swing profit	-	-	9	-	-	-	-	-	-	9
Net income	-	-	-	5,900	-	-	-	-	-	5,900
Balance at September 29, 2001	7,804,647	780	18,390	8,678	(219)	(1,137,506)	(7,029)	(73,800)	(2,000)	18,600
Issuance of common stock under employee stock purchase plan	38,365	4	517	-	-	-	-	-	-	521
Options exercised	113,860	11	441	-	-	(767)	(21)	-	-	431
Allocation of ESOP shares	-	-	(285)	-	-	-	-	32,859	891	606
Tax benefit from allocation of ESOP shares	-	-	107	-	-	-	-	-	-	107
Tax benefit from exercise of options	-	-	623	-	-	-	-	-	-	623
Other comprehensive loss, net of tax	-	-	-	-	207	-	-	-	-	207
Net income	-	-	-	5,970	-	-	-	-	-	5,970

Balance at September 28, 2002	7,956,872	$ 795	$ 19,793	$14,648	$ (12)	(1,138,273)	$(7,050)	(40,941)	$(1,109)	$ 27,065
	=====	===	====	====	===	=====	====	====	====	====

GREEN MOUNTAIN COFFEE, INC.
Consolidated Statement of Comprehensive Income
(Dollars in thousands)
	Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000

Net income	$ 5,970	$ 5,900	$ 4,213
Other comprehensive loss, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(56)	(408)	-
Losses on derivatives designated as cash flow hedges included in net income	263	189	-
Other comprehensive income (loss)	207	(219)	-
Comprehensive income	$ 6,177	$ 5,681	$ 4,213
	=====	=====	=====

GREEN MOUNTAIN COFFEE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

Year ended
September 28, 2002		September 29, 2001	September 30, 2000
Cash flows from operating activities:
Net income	$ 5,970	$ 5,900	$4,213
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(118)	(60)
Depreciation and amortization	4,081	3,673	2,968
Loss (gain) on disposal of fixed assets	34	(20)	173
Provision for doubtful accounts	333	830	361
Non-cash compensation	-	-	49
Tax benefit from exercise of non-qualified stock options	623	2,828	-
Equity in loss of Keurig, Incorporated	262	-	-
Deferred income taxes	912	(132)	(28)
Changes in assets and liabilities:
Receivables	(323)	(1,518)	(2,592)
Inventories	-	(108)	59
Other current assets	(82)	28	(39)
Income taxes receivable	215	(714)	206
Other long-term assets	(82)	53	(98)
Accounts payable	172	(26)	1,574
Accrued compensation costs	(51)	301	376
Accrued expenses	(187)	761	327

Net cash provided by continuing operations	11,877	11,738	7,489
Net cash used for discontinued operations	-	-	(13)
Net cash provided by operating activities	11,877	11,738	7,476

Cash flows from investing activities:
Investment in Keurig, Incorporated	(14,602)	-	-
Expenditures for fixed assets, excluding Frontier assets	(11,042)	(6,666)	(4,597)
Proceeds from disposals of fixed assets	571	215	365
Payment for Frontier acquisition	-	(2,474)	-
Net cash used for investing activities	(25,073)	(8,925)	(4,232)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,066	2,074	448
Purchase of treasury shares	-	-	(6,375)
Purchase of unallocated ESOP shares	-	(2,000)	-
Proceeds from issuance of long-term debt	20,017	196	123
Repayment of long-term debt	(5,196)	(163)	(2,740)
(Repayment of) borrowings under revolving line of credit	(2,870)	(2,500)	5,444
Net cash provided by (used for) financing activities	13,017	(2,393)	(3,100)

Net (decrease) increase in cash and cash equivalents	(179)	420	144
Cash and cash equivalents at beginning of year	979	559	415
Cash and cash equivalents at end of year	$ 800	$ 979	$ 559
	=====	=====	=====
Supplemental disclosures of cash flow information:
Non cash activities - release of ESOP shares to participants	$600	-	-
Cash paid for interest	$ 247	$ 526	$ 607
Cash paid for income taxes	$2,423	$ 1,656	$1,896

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

The Company's fiscal year ends on the last Saturday in September. Fiscal 2002, fiscal 2001 and fiscal 2000 represent the years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively. Fiscal 2000 consists of 53 weeks, whereas fiscal 2002 and 2001 consist of 52 weeks each.

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

  Other long-term assets

  Other long-term assets consist of deposits, debt issuance costs and a minority investment in ChefExpress.net, Inc (see Note 19). Debt issuance costs represent those costs incurred in connection with the issuance of debt. Amortization is calculated using the straight-line method over the respective original lives of the applicable issue. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the interest method. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 28, 2002 and September 29, 2001 were $103,000 and $14,000, respectively. The minority investment in ChefExpress.net, which was written down to zero in fiscal 2002, represented less than a 5% interest and was accounted for under the cost method.

  Advertising costs

  The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which the catalog is expected to generate sales. At September 28, 2002 and September 29, 2001, prepaid advertising costs of $49,000 and $88,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $4,454,000, $4,392,000, and $4,183,000 for the years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively.

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

  In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B,which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. Green Mountain Coffee was required to be in conformity with the provisions of SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations

  Cost of sales

  The Company records external shipping and handling expenses in cost of sales. The Company also recorded in cost of sales royalties in the amount of $4,878,000, $5,256,000 and $3,884,000 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively, to a related party.

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

  Financial instruments

  The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 28, 2002.

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

  Significant customer credit risk and supply risk

  Since March 2001, under a new distribution agreement with ExxonMobil Corporation ("ExxonMobil"), all corporate-owned locations as well as a number of franchisee-owned locations must purchase their coffee from McLane Company ("McLane"), with McLane becoming the direct customer of Green Mountain Coffee. Net sales to McLane and corporate-owned ExxonMobil convenience stores made up less than 10% of the Company's revenues in the years ended September 28, 2002, September 29, 2001 and September 30, 2000.

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

  The Company has evaluated the impact of adopting these pronouncements on its consolidated financial statements and has reclassified a portion of free goods provided to its customers from selling and operating expenses to cost of sales. The increase in cost of sales (and corresponding decrease in selling and operating expenses) was $617,000, $491,000 and $370,000, for fiscal 2002, 2001 and 2000, respectively. The impact on revenues from the reclassification of consideration paid to resellers (primarily in the form of payments for certain cooperative advertisement programs) was immaterial.

  In June 2001, the FASB issued SFAS No. 141 " Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 141 apply to acquisitions completed subsequent to June 30, 2001. SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001.

  The Company early adopted the provisions of SFAS No. 142 and ceased amortizing goodwill during its first quarter of fiscal 2002. The results for 2002 include the effect of adopting SFAS No. 142 "Goodwill and Other Intangible Assets" which resulted in a $ 59,000 reduction in expenses (net of tax). The reduction in amortization expense this year represents the amount of amortization of goodwill that arose from the June 5, 2001 acquisition of the Frontier® Organic Coffee assets.

  If the adoption of SFAS No. 142 had occurred as of the beginning of fiscal 2001, the impact on the consolidated results of the Company would have been to reduce goodwill amortization by $18,000 (net of tax) resulting in an adjusted net income of $5,918,000.

  The Company carried $125,000 of intangibles from the Frontier acquisition (primarily a trademark licensing agreement) and related accumulated amortization of $106,000 on its September 28, 2002 balance sheet. These intangibles will be fully amortized by the end of the first quarter of fiscal 2003.

  The carrying value of the Company's goodwill was approximately $1,446,000 at September 28, 2002. There have been no changes in this carrying amount since September 29, 2001. The Company completed its impairment testing of goodwill upon adoption of this Standard and at September 28, 2002, concluding that its goodwill is not impaired.

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

  Reclassifications

  Certain reclassifications of prior year balances have been made to conform to the current presentation.

  Inventories
  Inventories consist of the following:
	September 28, 2002	September 29, 2001

Raw materials and supplies	$ 3,332,000	$ 2,914,000
Finished goods	2,544,000	2,962,000
	$ 5,876,000	$ 5,876,000
	========	========

  Inventory values above are presented net of $ 234,000 and $149,000 of obsolescence reserves at September 28, 2002 and September 29, 2001, respectively.

  At September 28, 2002, the Company had approximately $15,047,000 in purchase commitments, of which approximately 88% had a fixed price. These commitments extend through 2005. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.57. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

  Fixed Assets

  Fixed assets consist of the following:

	Useful Life in Years	September 28, 2002	September 29, 2001

Production equipment	3 - 15	$ 11,040,000	$ 6,510,000
Computer equipment and software	1 - 5	6,160,000	6,135,000
Furniture and fixtures	2 - 10	2,335,000	1,742,000
Equipment on loan to wholesale customers	3 - 5	8,241,000	7,312,000
Vehicles	4 - 5	829,000	845,000
Leasehold improvements	2 - 10 or remaining life of the lease, whichever is less	3,540,000	2,838,000
Construction-in-progress		3,814,000	2,456,000

Total fixed assets		35,959,000	27,838,000

Accumulated depreciation		(15,125,000)	(13,441,000)

		$ 20,834,000	$ 14,397,000
		=======	=======

  Total depreciation expense from continuing operations relating to all fixed assets was $4,000,000, $3,619,000, and $2,968,000 for fiscal 2002, 2001, and 2000, respectively.

  Assets classified as Construction-in-progress were not depreciated in fiscal 2002, as they were not ready for production use. All assets classified as construction-in-progress on September 28, 2002 are expected to be in production use before the end of fiscal 2003.

  During fiscal 2002, $135,000 of interest expense was capitalized as part of the Waterbury plant capacity expansion project. No interest was capitalized in fiscal 2001 and fiscal 2000.

  During fiscal 2000, following a thorough review of its production fixed assets, the Company recorded a $135,000 loss on disposal and abandonment of production equipment and software. The original aggregate cost of this equipment was $908,000 and its related accumulated depreciation was $573,000.

  Income Taxes

  The provision for income taxes from continuing operations for the years ended September 28, 2002, September 29, 2001, and September 30, 2000 consists of the following:

	September 28, 2002	September 29, 2001	September 30, 2000
Current tax expense:
Federal	$ 2,792,000	$ 2,874,000	$ 2,029,000
State	552,000	906,000	348,000
Benefit of net operating loss carryforwards	-	-	(272,000)

Total current	3,344,000	3,780,000	2,105,000

Deferred tax expense:
Federal	611,000	(18,000)	217,000
State	332,000	83,000	291,000

Total deferred	943,000	65,000	508,000

Tax asset valuation allowance	(149,000)	-	(534,000)

Total tax expense	$ 4,138,000	$ 3,845,000	$ 2,079,000
	======	======	======

  SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers expected future events other than enactments of changes in the tax law or rates.

  Deferred tax assets (liabilities) consist of the following:

	September 28, 2002	September 29, 2001
Deferred tax assets:
Vermont state manufacturers investment tax credit	$ 2,070,000	$ 2,353,000
Section 263A adjustment	7,000	8,000
Deferred hedging losses	8,000	150,000
Other reserves and temporary differences	285,000	370,000

Gross deferred tax assets	2,370,000	2,881,000

Deferred tax asset valuation allowance	(1,672,000)	(1,821,000)

Deferred tax liability: Depreciation	(799,000)	(249,000)

Net deferred tax assets (liabilities)	$ (101,000)	$ 811,000
	======	======

  In November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993 and June 30, 1996, which will expire in 2004. During fiscal 2002, 2001 and 2000, the Company utilized $283,000, $87,000 and $185,000 of this credit, respectively. The resulting deferred tax asset, which is substantially offset by a valuation allowance, is reflected in the above table net of the federal tax effect.

  During fiscal 2002 and 2000, the deferred tax asset valuation allowance was reduced by $170,000 and $534,000, respectively, based primarily upon estimates of future taxable income and that portion which is expected to be allocable to Vermont on which the credit could be applied. Although realization is not assured, management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence as prescribed in SFAS 109, of the amount which is more likely than not to be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

  During fiscal 2002, the deferred tax asset valuation allowance was increased by $21,000 due to the Company incurring a capital loss which it does not expect to utilize.

  A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

	September 28, 2002	September 29, 2001	September 30, 2000
Tax at U.S. Federal Statutory rate	$ 3,526,000	$ 3,273,000	$ 2,120,000
Increase (decrease) in rates resulting from:
Other nondeductible items	90,000	(86,000)	42,000
State taxes, net of federal benefit	671,000	658,000	447,000
Deferred tax asset valuation allowance and other	(149,000)	-	(530,000)

Tax at effective rates	$ 4,138,000	$ 3,845,000	$ 2,079,000
	======	======	======

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of fiscal 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. The shares of Common Stock owned by the Company as of July 6, 2002 and September 28, 2002 represent approximately 49.93% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.9% of Keurig's common equivalent shares. As a result, in its third fiscal quarter of 2002, the Company adopted the equity method of accounting to report its investment in Keurig. Due to the timing of the Company's investment in common stock of Keurig in the first two quarters of fiscal 2002, the retroactive application of equity method accounting to the results of the Company would not be material.

  As a result of contractual limitations and restrictions agreed to by the Company, MD Co., which owns approximately 23% of Keurig's capital stock, effectively controls Keurig - having the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

  The allocation of the equity investment in Keurig includes the assignment of $2,554,000 to identifiable technology intangible assets that are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 10 years. In addition, the Company allocated $1,152,000 to certain fixed assets of Keurig to approximate the estimated fair value of such assets. As the transaction was effected through the purchase of currently outstanding stock of Keurig, the historical tax basis of Keurig continues and the fair value ascribed to identifiable intangible assets and fixed assets are recorded net of a deferred tax liability.

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. At September 28, 2002 and September 29, 2001, the Company had royalties payable to Keurig of $595,000 and $758,000, respectively.

  Keurig is on a calendar fiscal schedule. The Company has included in its income for the year ended September 28, 2002 the Company's ownership interest of the second and third calendar fiscal quarters of Keurig's earnings (April 1, 2002 through September 30, 2002), without giving effect for the differences between the duration of the Company's third and fourth fiscal quarters (24 weeks) and Keurig's second and third calendar fiscal quarters (26 weeks). During the last two fiscal quarters of 2002, the equity impact of Keurig's earnings was $(262,000), net of tax. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis. An additional adjustment was the elimination of Keurig's $720,000 gain on the sale of packaging lines purchased by the Company for a price of $2,613,000 in the fourth quarter of fiscal 2002.

  Summarized financial information for Keurig (which is on a calendar fiscal year) is as follows:

Income Statement Information for the Twelve Months ended September 30, 2002 Dollars in thousands

Revenues	$21,560
Cost of goods sold	$ 9,809
Selling, general, and administrative expenses	$10,489
Operating income	$ 1,262
Net income	$ 623

Financial Position Information as of September 30, 2002 Dollars in thousands

Current assets	$12,500
Property, plant and equipment, net	$ 5,018
Other assets	$ 528
Total assets	$18,046
Current liabilities	$ 2,285
Noncurrent liabilities	$ 1,237
Redeemable preferred	$17,683
Stockholder's equity	$(3,159)

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

Dollars in thousands	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2000

Net sales	$100,000	$ 95,576	$ 84,001
Operating income	$ 10,680	$ 10,121	$ 6,767
Income from continuing operations before equity in net earnings of Keurig, Incorporated	$ 6,073	$ 5,244	$ 5,564
Equity in net earnings of Keurig, Incorporated	$ (159)	$ (661)	$ (805)
Net income	$ 5,914	$ 4,701	$ 2,742
Basic income per share	$ 0.89	$ 0.73	$ 0.43
Diluted income per share	$ 0.81	$ 0.65	$ 0.39

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

  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted the provisions of FAS 142 in the first quarter of fiscal 2002, which resulted in the elimination of goodwill amortization in fiscal 2002.

  Credit Facility

  The Company maintains a credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). In the second quarter of fiscal 2002, in order to finance the Keurig investment, the Company extended its existing $15,000,000 line of credit with Fleet by one year to March 31, 2004 and entered into a $5,000,000 term loan.

  On August 30, 2002, the Company entered into a new syndicated credit facility with Fleet as agent, and Fleet and Banknorth N.A. as participating lenders. The new credit facility includes a $15 million five-year term loan that was used to repay the Company's term loan and to pay down most of the Company's existing credit line. The new credit facility also includes an equipment line of credit of up to $5 million and a revolving line of credit of up to $12.5 million, which is subject to a borrowing base formula, and matures on March 31, 2005. The credit facility is secured by all of the Company's assets, including a pledge of the capital stock of Keurig, Incorporated owned by the Company.

  The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Interest on the Bankers Acceptance loans is paid in advance and amortized over the duration of the loans. Interest on LIBOR loans and the variable portion of the Credit Facility accrues daily and is paid monthly, in arrears.

  Interest rates on September 28, 2002 for each portion of the line of credit were as follows: 3.31% (Banker's Acceptance rate plus 150 basis points) on $2,000,000; and 4.75% (prime rate) on $1,130,000. The interest rate on September 28, 2002 on the term loan was 3.57% (LIBOR rate plus 175 basis points).

  Interest rates on September 29, 2001 for each portion of the line of credit were as follows: 3.50% plus 110 basis points on $2,000,000; 3.41% plus 110 basis points on $1,500,000; 3.54% plus 110 basis points on $1,500,000; and 2.76% plus 110 basis points on $1,000,000.

  The Company also has entered into a $5 million amortizing interest swap agreement effective January 1, 2003, in order to fix the interest rate on a portion of the term loan. The $15 million term loan is to be paid back in quarterly installments of $750,000, beginning on September 30, 2002 and ending on June 30, 2007. At September 28, 2002, the outstanding balance on the Fleet line of credit was $3,130,000 and, based upon the revolving line of credit's borrowing base formula, the amount remaining available was $10,741,000 (including the $5,000,000 specific equipment line). The terms of the Credit Facility also provide for the maintenance of specified financial ratios and restrict certain transactions without prior bank approval. The Company was in compliance with these covenants at September 28, 2002.

  Long-term Debt
	September 28, 2002	September 29, 2001

Fleet line of credit (Note 8)	$ 3,130,000	$ 6,000,000
Fleet and BankNorth Term Debt (Note 8)	15,000,000	-
Central Vermont Economic Development Corporation Debenture	130,000	221,000
Office equipment capital leases	17,000	-
Service vehicle installment loans	125,000	230,000
	18,402,000	6,451,000
Less current portion	3,193,000	195,000
	$ 15,209,000	$ 6,256,000
	=======	=======

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

  Service Vehicle Installment Loans
  The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. At September 28, 2002 and September 29, 2001, the notes bear interest at a rate of varying from 2.9% to 4.9% and require monthly installments of principal and interest totaling approximately $9,300. Maturities vary from January 2003 to May 2004.

  Office Equipment Capital Leases
  The Company leases fax machines. These leases require monthly installments of principal and interest totaling approximately $800. Maturities vary from March 2004 to September 2004.

  Maturities

  Maturities of long-term debt for years subsequent to September 28, 2002 are as follows:

Fiscal Year

2003	$ 3,193,000
2004	3,079,000
2005	6,130,000
2006	3,000,000
2007	3,000,000
$ 18,402,000
======

  Discontinued operations

  During the third fiscal quarter of 1998, the Company announced that it was discontinuing its company-owned retail store operations and estimated its loss on disposal at $1,259,000 (net of a tax benefit of $834,000). The pre-tax loss on disposal of $2,093,000 in 1998 consisted of an estimated loss on disposal of the business of $1,692,000 and a provision of $401,000 for anticipated losses from May 29, 1998 (the measurement date) until disposal. The loss on disposal included provisions for estimated lease termination costs, write-off of leasehold improvements and other fixed assets, severance and employee benefits. During the second quarter of fiscal 1999, the Company revised its estimated pre-tax loss on disposal and reversed $300,000 ($186,000 net of tax) of the original estimate, primarily due to larger than expected proceeds from the sale of fixed assets and lower lease termination costs. During the fourth quarters of fiscal 2001 and fiscal 2000, the Company further revised its estimated pre-tax loss on disposal and reversed $199,000 ($118,000 net of tax) and $100,000 ($60,000 net of tax) respectively of the original estimate, due to lower lease termination costs. The September 28, 2002 and September 29, 2001 balance sheets do not include any remaining estimated loss on disposal.

  Hedging

  The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. In addition to futures contracts, the Company occasionally purchases coffee options as a way to delay the impact on green coffee costs of a frost in Brazil, which can lead to significant price increases in all green coffee markets. Such options are not designated as hedges and are adjusted to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in income. At September 28, 2002, the Company held outstanding futures contracts covering 1,087,500 pounds of coffee with a fair market value of $(14,000). At September 28, 2002, deferred losses on futures contracts designated as cash flow hedges amounted to $19,000 ($12,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses. These futures contracts are hedging coffee purchases forecasted to take place in the next eight months and the related gains and losses will be reflected in cost of sales in all four fiscal quarters of 2003, when the related finished goods inventory is sold. At September 29, 2001, the Company held outstanding futures contracts covering 2,175,000 pounds of coffee with a fair market value of $(369,000). No options were outstanding at September 28, 2002 or September 29, 2001. The total losses on futures contracts designated as cash flow hedges that were included in cost of sales in fiscal 2002 and fiscal 2001 amounted to $439,000 ($263,000 net of tax) and $314,000 ($189,000 net of tax), respectively.

  The fair market value for the futures and options was obtained from a major financial institution based on the market value of those financial instruments at September 28, 2002 and September 29, 2001.

  Employee Compensation Plans

  Stock Option Plans

  Prior to the establishment on September 21, 1993 of the Company's first employee stock option plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. These options had a maximum life of 10 years and vested immediately. On December 21, 1999, all options outstanding under these individual agreements were amended to extend the expiration date of these options from April 15, 2003 to April 15, 2008. At the time of this amendment, the exercise price of the options exceeded the fair market value of the stock, and as such, no compensation expense was recognized. At September 28, 2002, 73,814 options were outstanding under these individual agreements.

  The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 150,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996, the total number of shares of authorized common stock to be made available under the 1993 Plan was increased to 550,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 28, 2002 and September 29, 2001, options for 14,411 shares and 71,986 shares of common stock were available for grant under the plan, respectively.

  On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 28, 2002 and September 29, 2001, options for 43,342 shares and 39,592 shares of common stock were available for grant under the plan, respectively.

  On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 28, 2002 and September 29, 2001, options for 291,700 shares and 401,000 shares of common stock were available for grant under the plan, respectively.

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

  Option activity is summarized as follows:

	Number of Shares	Option Price	Weighted-average Exercise Price

Outstanding at September 25, 1999	1,066,424	$ 2.1875 - 5.00	$ 3.59
Granted	122,600	3.50 - 8.969	4.94
Exercised	(46,584)	2.1875 - 4.25	3.63
Canceled	(19,514)	2.1875 - 6.375	3.14

Outstanding at September 30, 2000	1,122,926	2.1875 - 8.969	3.74
Granted	444,000	9.4375 - 23.05	12.48
Exercised	(422,068)	2.1875 - 7.844	3.90
Canceled	(57,800)	2.1875 - 17.00	4.46
Outstanding at September 29, 2001	1,087,058	2.1875 - 23.05	7.12

Granted	215,250	13.50 - 26.83	21.86
Exercised	(113,860)	2.1875 - 9.4375	3.98
Canceled	(52,125)	2.1875 - 23.95	8.84
Outstanding at September 28, 2002	1,136,323	$ 2.1875 - 26.83	$ 10.15
	======
Exercisable at September 28, 2002	529,657	$ 2.1875 - 20.938	$ 5.36
	======

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding at September 28, 2002	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable at September 28, 2002	Weighted average exercise price

$ 14.09 - 20.87	240,000	3.43	$ 15.22	50,000	$ 14.09
3.19 - 4.81	189,562	5.07	4.20	189,562	4.20
2.19 - 4.06	290,461	6.39	2.89	213,569	2.98
3.50 - 9.44	211,600	7.87	8.44	70,166	8.21
13.50 - 26.83	204,700	9.24	21.77	6,360	19.96
	1,136,323			529,657
	======			=====

  Employee Stock Purchase Plan

  On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock have been reserved for issuance under the plan. There are two six-month withholding periods in each fiscal year. At September 28, 2002 and September 29, 2001, options for 81,922 shares and 120,287 shares of common stock were available for grant under the plan, respectively.

  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for two grants to outside consultants in fiscal 1999 and fiscal 2000, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended September 28, 2002, September 29, 2001, and September 30, 2000 would have decreased to the pro forma amounts indicated below:

		Fiscal 2002	Fiscal 2001	Fiscal 2000

Net income:
	As reported	$ 5,970	$ 5,900	$ 4,213
	Pro forma	4,866	5,047	3,812
Diluted net income per share :	As reported	0.82	0.82	0.60
	Pro forma	0.67	0.70	0.55

  The fair value of each stock option under the 1993, 1999 and 2000 Plans are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 4 years, 5 years, and 6 years in fiscal 2002, 2001, and 2000, respectively; an average volatility of 56%, 97%, and 59% for fiscal 2002, 2001, and 2000 respectively; no dividend yield; and a risk-free interest rate averaging 3.84%, 4.12%, 6.32% for fiscal 2002, 2001, and 2000 grants, respectively. The weighted-average fair values of options granted during 2002, 2001, and 2000 are $12.90, $8.76, and $3.03, respectively.

  The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 2002, 2001, and 2000: an expected life of six months for all periods presented; expected volatility of 56%, 97%, and 59% respectively; and an average risk-free interest rate of 1.96%, 4.02%, and 6.04%, respectively. The weighted average fair value of those purchase rights granted in fiscal 2002, fiscal 2001, and fiscal 2000 was $5.61, $5.34, and $1.85, respectively.

  Defined Contribution Plan

  The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company who are at least eighteen years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $425,000, $376,000, and $276,000 for the years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively.

  Employee Stock Ownership Plan

  On September 14, 2000, the Board of Directors of the Company adopted a resolution establishing the Green Mountain Coffee, Inc. Employee Stock Ownership Plan (the "ESOP") and the related Green Mountain Coffee, Inc. Employee Stock Ownership Trust (the "Trust"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. All employees of the Company with one year or more of service who are at least twenty-one years of age are eligible to participate in the Plan, in accordance with the terms of the Plan. The Company may, at its discretion, contribute shares of Company stock or cash that is used to purchase shares of Company stock. Company contributions are credited to eligible participants' accounts pro-rata based on their compensation. Plan participants hired before January 1, 2002 become vested in their Plan benefits ratably over five years from the date of hire of the employee. Plan participants hired after January 1, 2002 become vested in their Plan benefits after five years of employment.

  For the years ended September 28, 2002, September 29, 2001 and September 30, 2000, the Company recorded compensation costs of $200,000, $400,000 and $200,000, respectively, for contributions to the ESOP.

  In April 2001, a total of 12,500 shares were purchased at a cost of $197,000 in the open market and distributed directly to participants.

  On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open-market purchases of the Company's common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company's fiscal 2010 year. Between April 19, 2001 and August 21, 2001, the Trust purchased 73,800 shares of the Company's common stock at an average price of $27.11 per share. The fair value of unearned ESOP shares at September 28, 2002 was $534,000 or $13.05 per share. The fair value of unearned ESOP shares at September 29, 2001 was $1,701,000 or $23.05 per share.

  In January 2002, 17,354 shares were transferred from the unallocated ESOP pool of shares and allocated to participants' accounts. At September 2002, 15,325 shares had been committed to be released to participants' accounts at the end of the calendar 2002 year.

  Related party transactions

  During fiscal 2002, the Company used travel services provided by Heritage Flight, a company which leases privately-owned airplanes. A portion of those travel fees were for flights on an airplane owned by Sabre Mountain LLC, which is 50% owned by Spirit Too, LLC, a company whose sole owner is Robert P. Stiller, the CEO of Green Mountain Coffee, Inc. The amount of revenues received by Sabre Mountain during fiscal 2002 from trips booked by Green Mountain Coffee amounted to $152,000.

  On September 25, 2002, Mr. Stiller purchased 100% of the ownership of Heritage Flight, now known as ElanAir, Inc., dba Heritage Flight. During fiscal 2002, the Company paid at total of $442,000 to Heritage Flight for various travel services.

  Commitments, Lease Contingencies and Contingent Liabilities

  Leases
  The Company leases office and retail space, production, distribution and service facilities and certain equipment under various non-cancelable operating leases, with terms ranging from one to ten years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $1,848,000, 1,792,000, and $1,616,000 in fiscal 2002, 2001, and 2000, respectively (net of sublease income of $80,000, $135,000, and $137,000 in fiscal 2002, 2001, and 2000, respectively).

  Minimum future lease payments (net of committed sublease agreements of $53,000 for fiscal 2003, $54,000 for fiscal 2004, $55,000 for fiscal 2005, $56,000 for fiscal 2006, $56,000 for fiscal 2007 and $7,000 thereafter) under non-cancelable operating leases for years subsequent to September 28, 2002 are as follows:

Fiscal Year	Operating Leases

2003	$ 1,429,000
2004	1,051,000
2005	975,000
2006	814,000
2007	626,000
Thereafter	2,258,000

Total minimum lease payments	$ 7,153,000
======

  Severance agreement
  On November 11, 2002, the Company entered into a new employment agreement with one of its executive officers. Per this agreement, the employment of this officer will terminate on January 25, 2003. Severance payments totaling $204,000 plus certain benefits will be provided over a period of 16 months following the termination date.

  Earnings per share

  The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):

	Year ended
	September 28, 2002	September 29, 2001	September 30, 2000
Numerator - basic and diluted earnings per share: Net income from continuing operations	$ 5,970	$ 5,782	$ 4,153
Denominator:	======	======	======
Basic earnings per share - weighted average shares outstanding	6,677,394	6,398,577	6,586,844
Effect of dilutive securities -stock options	586,916	798,163	392,400
Diluted earnings per share -weighted average shares outstanding	7,264,310	7,196,740	6,979,244
	======	======	======

Basic earnings per share	$ 0.89	$ 0.90	$ 0.63
Diluted earnings per share	$ 0.82	$ 0.80	$ 0.59

  For the fiscal years ended September 28, 2002 and September 30, 2000, anti-dilutive options of 99,000 and 10,000, respectively, have been excluded from the calculation of EPS because the options' exercise price was greater than the market price of the common shares.

  Segment Reporting

  The Company is reporting a single segment in fiscal 2002 and 2001. In prior fiscal years, the Company reported two distinct segments determined by distribution channel: a direct mail segment and a wholesale segment. Both segments of the Company sold similar products, although the entire Company's product range was not fully available to both segments. In fiscal 2000, direct mail sales accounted for $4,146,000 or 4.9% of total Company sales and this segment had been shrinking as a percent of total sales for the past three fiscal years. In addition, on October 1, 2000, in an effort to manage sales to small businesses more effectively, the Company transferred its "business to business" operations from direct mail to its wholesale sales organization, thereby further decreasing the size of the direct mail segment. The Company now refers to its direct mail business as its consumer direct channel.

  ChefExpress.net, Inc. Promissory Note

  In March 21, 2000, ChefExpress.net, Inc. delivered a promissory note to the Company in the principal amount of $100,000 bearing an annual interest rate of 8%. In the fourth quarter of fiscal 2000, the Company converted this loan into an equity investment. In addition to a minority ownership interest, the investment in the ChefExpress.net venture represented an opportunity for the Company to be prominently featured in an e-procurement website that targets chefs in restaurants and the high-end sector of the food service channel. A board member of Green Mountain Coffee was the Chief Executive Officer and President of ChefExpress.net at the time the promissory note was issued. During the second quarter of fiscal 2001, the Company recorded an impairment charge of $52,000 against its $104,000 minority ownership investment in ChefExpress.net, Inc. A second impairment charge of $52,000 was recorded in the second fiscal quarter of 2002, reducing the value of the investment to zero. This was due to the fact that the expected sale of ChefExpress.net was not completed and its operations were closed down in the second quarter of fiscal 2002.

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

  Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2002 and fiscal 2001 (dollars in thousands, except per share data). All quarters presented are made of 12 weeks except for the first fiscal quarters of fiscal 2002 and fiscal 2001 which comprise 16 weeks each.

Fiscal 2002	January 19, 2002	April 13, 2002	July 6, 2002	September 28, 2002

Net sales	$ 32,357	$ 23,013	$ 22,989	$ 21,641
Gross profit	$ 14,302	$ 9,939	$ 9,768	$ 9,206
Income from continuing operations	$ 2,246	$ 1,326	$ 1,441	$ 957
Net income	$ 2,246	$ 1,326	$ 1,441	$ 957
Earnings per share:
Basic	$ 0.34	$ 0.20	$ 0.22	$ 0.14
Diluted	$ 0.31	$ 0.18	$ 0.20	$ 0.13

Fiscal 2001	January 20, 2001	April 14, 2001	July 7, 2001	September 29, 2001

Net sales	$ 30,905	$ 22,741	$ 21,447	$ 20,483
Gross profit	$ 12,370	$ 9,567	$ 9,312	$ 9,122
Income from continuing operations	$ 1,820	$ 1,213	$ 1,342	$ 1,407
Net income	$ 1,820	$ 1,213	$ 1,342	$ 1,525
Earnings per share:
Basic	$ 0.29	$ 0.19	$ 0.21	$ 0.23
Diluted	$ 0.26	$ 0.17	$ 0.18	$ 0.21

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Stockholders of Green Mountain Coffee, Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 15, 2002 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 15, 2002

Schedule II - Valuation and Qualifying Accounts
for the fiscal years ended
September 28, 2002, September 29, 2001, and September 30, 2000

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Fiscal 2002	$ 492,000	$ 333,000	-	$ 474,000	$ 351,000
Fiscal 2001	$ 320,000	$ 830,000	-	$ 658,000	$ 492,000
Fiscal 2000	$ 190,000	$ 361,000	-	$ 231,000	$ 320,000

Obsolete inventory valuation allowance:
Fiscal 2002	$149,000	$289,000	-	$204,000	$234,000
Fiscal 2001	$ 127,000	$106,000	-	$ 84,000	$149,000
Fiscal 2000	$ 136,000	$ 77,000	-	$ 86,000	$127,000

Deferred tax asset valuation allowance:
Fiscal 2002	$1,821,000	$ 21,000	-	$170,000	$1,672,000
Fiscal 2001	$1,821,000	-	-	-	$1,821,000
Fiscal 2000	$2,355,000	-	-	$ 534,000	$1,821,000