Form 10-Q
period 2003-01-18
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2003-03-04
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the sixteen weeks ended January 18, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ____________

Commission file number 1-12340

GREEN MOUNTAIN COFFEE ROASTERS, INC. (Exact name of registrant as specified in its charter)
Delaware		03-0339228
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
33 Coffee Lane, Waterbury, Vermont 05676
(Address of principal executive offices) (zip code)
(802) 244-5621
(Registrants' telephone number, including area code)

GREEN MOUNTAIN COFFEE, INC.

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

YES [ Ö ] NO [ ]

As of February 21, 2003, 6,852,377 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	January 18, 2003	September 28, 2002
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$ 478	$ 800
Receivables, less allowances of $564 and $351 at January 18, 2003, and September 28, 2002, respectively	10,449	9,132
Inventories	6,177	5,876
Other current assets	1,376	789
Income taxes receivable	-	528
Deferred income taxes, net	547	546
Total current assets	19,027	17,671

Fixed assets, net	21,254	20,834
Investment in Keurig, Incorporated	14,407	14,491
Goodwill and other intangibles	1,446	1,465
Other long-term assets	320	226

	$ 56,454	$ 54,687
	====	====
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,178	$ 3,193
Accounts payable	6,275	6,271
Accrued compensation costs	1,837	1,031
Income taxes payable	694	-
Accrued expenses	1,423	1,271
Total current liabilities	13,407	11,766

Long-term debt	10,526	12,079
Long-term line of credit	2,190	3,130
Deferred tax liability	791	647
Other long-term liabilities	122	-

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,002,114 and 7,956,872 shares at January 18, 2003 and September 28, 2002, respectively	800	795
Additional paid-in capital	20,123	19,793
Retained earnings	16,962	14,648
Accumulated other comprehensive (loss)	(22)	(12)
ESOP unallocated shares, at cost - 40,941 shares	(1,109)	(1,109)
Treasury shares, at cost - 1,157,554 and 1,138,273 shares at January 18, 2003 and September 28, 2002, respectively	(7,336)	(7,050)
Total stockholders' equity	29,418	27,065

	$ 56,454	$ 54,687
	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Sixteen weeks ended
	January 18, 2003	January 19, 2002
	(unaudited)

Net sales	$ 36,567	$ 32,357
Cost of sales	20,655	18,055
Gross profit	15,912	14,302

Selling and operating expenses	9,110	8,340
General and administrative expenses	2,565	2,100
Operating income	4,237	3,862

Other income (expense)	57	(11)
Interest expense	(195)	(77)
Income before income taxes	4,099	3,774

Income tax expense	(1,701)	(1,528)
Income before equity in net earnings of Keurig, Incorporated	2,398	2,246
Equity in net earnings of Keurig, Incorporated	(84)	-
Net income	$ 2,314	$ 2,246
	=====	=====
Basic income per share:
Weighted average shares outstanding	6,798,204	6,634,397
Net income	$ 0.34	$ 0.34

Diluted income per share:
Weighted average shares outstanding	7,189,839	7,282,797
Net income	$ 0.32	$ 0.31

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Sixteen weeks ended
	January 18, 2003	January 19, 2002
	(unaudited)

Net income	$ 2,314	$ 2,246
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(13)	(35)
Losses on derivatives designated as cash flow hedges included in net income	3	31
Other comprehensive loss	(10)	(4)
Comprehensive income	$ 2,304	$ 2,242
	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity

For the Period Ended January 18, 2003
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 28, 2002	7,956,872	$ 795	$ 19,793	$14,648	$ (12)	(1,138,273)	$(7,050)	(40,941)	$(1,109)	$ 27,065
Options exercised	45,242	5	263	-	-	-	-	-	-	268
Treasury stock purchases	-	-	-	-	-	(19,281)	(286)	-	-	(286)
Tax benefit from exercise of options	-	-	57	-	-	-	-	-	-	57
Deferred compensation and Non- Employee compensation expense	-	-	10	-	-	-	-	-	-	10
Other comprehensive loss, net of tax	-	-	-	-	(10)	-	-	-	-	(10)
Net income	-	-	-	2,314	-	-	-	-	-	2,314

Balance at January 18, 2003	8,002,114	$ 800	$ 20,123	$16,962	$ (22)	(1,157,554)	$(7,336)	(40,941)	$(1,109)	$ 29,418
	====	===	===	===	===	====	===	===	===	===

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Sixteen weeks ended
	January 18, 2003	January 19, 2002
	(unaudited)

Cash flows from operating activities:
Net income	$ 2,314	$ 2,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,385	1,203
(Gain) on disposal and abandonment of fixed assets	(56)	(29)
Provision for doubtful accounts	311	85
Change in fair value in interest rate swap	122	-
Change in fair value in futures derivatives	(78)	(37)
Tax benefit from exercise of non-qualified options	57	272
Equity in net earnings of Keurig, Incorporated	84	-
Deferred income taxes	143	103
Deferred compensation and non-employee compensation	10	-
Changes in assets and liabilities:
Receivables	(1,628)	63
Inventories	(301)	562
Income tax payable (receivable)	1,222	1,547
Other current assets	(524)	(315)
Other long-term assets, net	(94)	2
Accounts payable	4	(247)
Accrued compensation costs	806	(53)
Accrued expenses	157	(164)
Net cash provided by operating activities	3,934	5,238

Cash flows from investing activities:
Investment in Keurig, Incorporated	-	(1,830)
Capital expenditures for fixed assets	(2,162)	(2,800)
Proceeds from disposals of fixed assets	432	174
Net cash used for investing activities	(1,730)	(4,456)

Cash flows from financing activities:
Proceeds from issuance of common stock	268	242
Purchase of treasury shares	(286)	(22)
Repayment of long-term debt	(1,568)	(63)
Net change in revolving line of credit	(940)	(1,030)
Purchase of unallocated ESOP shares	-	(7)
Net cash used for financing activities	(2,526)	(880)

Net (decrease) in cash and cash equivalents	(322)	(98)
Cash and cash equivalents at beginning of period	800	979
Cash and cash equivalents at end of period	$ 478	$ 881
	====	====

Non cash activities - release of ESOP shares to participants	-	$ 400

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.
Notes to Unaudited Consolidated Financial Statements

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the sixteen week period ended January 18, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee, Inc. for the fiscal year ended September 28, 2002.

2. Inventories

                    Inventories consisted of the following:

	January 18, 2003	September 28, 2002
Raw materials and supplies	$ 3,587,000	$ 3,332,000
Finished goods	2,590,000	2,544,000
	$ 6,177,000	$ 5,876,000
	=====	=====

Inventory values above are presented net of $149,000 and $234,000 of obsolescence reserves at January 18, 2003 and September 28, 2002, respectively.

At January 18, 2003, the Company had approximately $16,039,000 in green coffee purchase commitments, of which approximately 85% had a fixed price. These commitments extend through 2005. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.63. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Sixteen weeks ended
	January 18, 2003	January 19, 2002
Numerator - basic and diluted earnings per share :
Net income	$ 2,314	$ 2,246
Denominator:	=======	=======
Basic earnings per share - weighted average shares outstanding	6,798,204	6,634,397
Effect of dilutive securities - stock options	391,635	648,400
Diluted earnings per share - weighted average shares outstanding	7,189,839	7,282,797
	====	====
Basic earnings per share	$ 0.34	$ 0.34
Diluted earnings per share	$ 0.32	$ 0.31

For the sixteen weeks ended January 18, 2003 and January 19, 2002, options to purchase 259,000 and 41,500 shares of common stock, respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.
  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At January 18, 2003, the Company held outstanding futures contracts with a fair market value of $63,000. These futures contracts are hedging coffee purchase commitments that take place in the next six months and the related gains and losses will be reflected in cost of sales in the next three fiscal quarters when the related finished goods inventory is sold. At September 28, 2002, the Company held futures contracts with a total fair market value of $(14,000).

  At January 18, 2003, deferred gains on futures contracts designated as cash flow hedges amounted to $87,000 ($51,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the first quarter of fiscal 2003, total losses on futures (gross of tax) included in cost of sales amounted to $6,000.

  The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap has a notional amount of $5,000,000 and matures on July 1, 2007. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet. For the sixteen-week period ended January 18, 2003, the Company paid $5,000 in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At January 18, 2003, the Company estimates it would have paid $122,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of swap is classified in accumulated other comprehensive income.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of fiscal 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of January 18, 2003 and September 28, 2002, the shares of Common Stock owned by the Company represent approximately 49.78% and 49.93% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% and 41.9% of Keurig's common equivalent shares, respectively. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002. Due to the timing of the Company's investment in common stock of Keurig in the first two quarters of fiscal 2002, the retroactive application of equity method accounting to the results of the Company would not be material.

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

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. At January 18, 2003 and September 28, 2002, the Company had royalties payable to Keurig of  $613,000 and $595,000, respectively.

  Keurig is on a calendar fiscal schedule. The Company has included in its income for the sixteen week period ended January 18, 2003 the Company's ownership interest of the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2002 through December 31, 2002), without giving effect to the differences between the duration of the Company's first fiscal quarter (16 weeks) and Keurig's fourth calendar fiscal quarter (13 weeks). During the first fiscal quarter of 2003, the equity impact of Keurig's earnings was $(84,000), net of tax. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  Summarized unaudited financial information for Keurig (which is on a calendar fiscal year) is as follows:

Income Statement Information for the Twelve Months ended December 31, 2002 Dollars in thousands

Revenues	$22,157
Cost of goods sold	$ 9,921
Selling, general, and administrative expenses	$11,550
Operating income	$ 686
Net income	$ 409

Financial Position Information as of December 31, 2002 Dollars in thousands

Current assets	$10,860
Property, plant and equipment, net	$ 5,336
Other assets	$ 404
Total assets	$16,600
Current liabilities	$ 1,996
Noncurrent liabilities	$ 209
Redeemable preferred	$17,666
Shareholders' equity	$ (3,271)

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

Dollars in thousands	Sixteen weeks ended January 18, 2003	Sixteen weeks ended January 19, 2002

Net sales	$ 36,567	$ 32,357
Operating income	$ 4,237	$ 3,862
Income before equity in net earnings of Keurig, Incorporated	$ 2,398	$ 2,246
Equity in net earnings of Keurig, Incorporated	$ (84)	$ (23)
Net income	$ 2,314	$ 2,223
Basic income per share	$ 0.34	$ 0.34
Diluted income per share	$ 0.32	$ 0.31

  Recent pronouncements

  In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements for periods that end after December 15, 2002.  The Company has adopted the provisions of FIN 45.

  On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123 ("FAS 148"). This Statement amends FAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Currently, the Company is continuing to account for its stock-based compensation under the principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

  Income taxes

  The Company benefits from a $4,041,000 (gross of tax) manufacturer's investment tax credit from the State of Vermont expiring in 2004. The resulting deferred tax asset is reported net of a valuation allowance amounting to $1,602,000 at January 18, 2003. During the sixteen weeks ended January 19, 2002, the Company reduced the valuation allowance on the deferred tax asset arising from its Vermont tax credit by $30,000, based primarily upon estimates of future taxable income; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options. During the sixteen weeks ended January 18, 2003, the Company did not change the valuation allowance on the deferred tax asset arising from its Vermont tax credit.

  Related party transactions

  The Company uses travel services provided by Heritage Flight, a company which leases privately-owned airplanes. On September 25, 2002, Mr. Stiller, the CEO of Green Mountain Coffee Roasters, Inc, purchased 100% of the ownership of Heritage Flight, now known as ElanAir, Inc., dba Heritage Flight. During the first quarter of fiscal 2003, Heritage Flight billed the Company the amount of $67,000 for various travel services.

  The Company recorded in cost of sales royalties in the amount of $1,355,000 and $1,617,000 for the fiscal quarters ended January 18, 2003 and January 19, 2002, respectively, to a related party.

  Employee Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for a grant to outside consultants in the first fiscal quarter of fiscal 2003, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the fiscal quarters ended January 19, 2002, and January 18, 2003 would have decreased to the pro forma amounts indicated below:

		Sixteen weeks ended
		January 18, 2003	January 19, 2002

Net income:	As reported	$ 2,314	$ 2,246
	Pro forma	2,017	1,906
Diluted net income per share :	As reported	0.32	0.31
	Pro forma	0.28	0.26

The fair value of each stock option are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years and 3 years; an average volatility of 61% and 56%; no dividend yield; and a risk-free interest rate averaging 2.97% and 3.13%, for the 2003 and 2002 first fiscal quarter grants, respectively. The weighted-average fair values of options granted during the sixteen weeks ended January 18, 2003 and January 19, 2002 are $8.06 and $10.29, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Green Mountain Coffee Roasters, Inc. ( "Green Mountain") sells coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of our rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales for Green Mountain's wholesale or consumer direct channels, including media and advertising expenses, a portion of our rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of our rental expense and the salaries and related expenses of personnel not elsewhere categorized.

Green Mountain's fiscal year ends on the last Saturday in September. Our fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year.

On January 1, 2003, Green Mountain Coffee Roasters, Inc., a Vermont company, merged into its parent company, Green Mountain Coffee, Inc., a Delaware company. At the same time, the parent company changed its name to Green Mountain Coffee Roasters, Inc., which is the name under which Green Mountain has always operated. The parent company owned 100% of the issued and outstanding capital stock of the merged subsidiary and the purpose of this merger was primarily to simplify tax reporting.

Coffee Prices and Availability, and General Risk Factors

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, and this situation is likely to persist. We believe that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In recent years, while the "C" price has been at or near historic lows, differentials have generally been on the rise.

In the past, we generally have been able to pass increases in green coffee costs to our customers. However, there can be no assurance that we will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory. Because Green Mountain roasts over 30 different types of green coffee beans to produce its more than 100 coffee selections, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on Green Mountain and its profitability.

We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce our exposure to rising coffee costs, we enter into futures contracts to hedge price-to-be-established coffee purchase commitments.

We expect to face increasing competition in all our markets, as competitors improve the quality of their coffees to make them more comparable to Green Mountain's. In addition, specialty coffee is now more widely available, and a number of competitors benefit from substantially larger promotional budgets following, among other factors, the acquisition of specialty coffee companies by large, consumer goods multinationals. We expect that the continued high quality and wide availability of our coffee across a large array of distribution channels, combined with the added-value of our customer service processes will enable us to successfully compete in this environment, although there can be no assurance that we will be able to do so.

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

Keurig, Incorporated

In accordance with rule 3-09, we will file audited financial statements of Keurig, Incorporated for the calendar year ending December 31, 2002, which meets the significant subsidiary tests, on or before March 31, 2003 (see Note 5 of the Notes to the Financial Statements). The audit of Keurig Incorporated's 2002 financial results will not be finalized by the time this filing on form 10-Q is filed.

Results of Operations

Sixteen weeks ended
	January 18, 2003	January 19, 2002

Net sales	100.0%	100.0%
Cost of sales	56.5%	55.8%
Gross profit	43.5%	44.2%

Selling and operating expenses	24.9%	25.8%
General and administrative expenses	7.0%	6.5%
Operating income	11.6%	11.9%

Other income (expense)	0.1%	(0.0)%
Interest expense	(0.5)%	(0.2)%
Income before income taxes	11.2%	11.7%

Income tax expense	(4.7)%	(4.8)%

Income before equity in net earnings of Keurig, Incorporated	6.5%	6.9%

Equity in net earnings of Keurig, Incorporated	(0.2)%	-
Net income	6.3%	6.9%
	===	===

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Total Company Coffee Pounds Shipped by Sales Channel
(Unaudited Pounds in Thousands)

Channel	Q1 16 wks. ended 1/18/03	Q1 16 wks. ended 1/19/02	Q1 Pounds Change	Q1 % Change
Supermarkets	1,376	1,166	210	18.0%
Convenience Stores	1,519	1,193	326	27.3%
Other Retail	103	103	-	0.0%
Restaurants	357	372	(15)	-4.0%
Office Coffee Service Distributors	1,019	957	62	6.5%
Other Food Service	342	307	35	11.4%
Consumer Direct	170	157	13	8.2%
Totals	4,886	4,255	631	14.8%

                                Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Total Company Coffee Pounds Shipped by Geographic Region
(Unaudited Pounds in Thousands)

Region	Q1 16 wks. ended 01/18/03	Q1 16 wks. ended 01/19/02	Q1 Pounds Change	Q1 % Change
Northern New England	1,404	1,228	176	14.3%
Southern New England	967	912	55	6.0%
Mid-Atlantic	1,373	1,231	142	11.5%
South Atlantic	446	344	102	29.7%
South Central	265	200	65	32.5%
Midwest	150	145	5	3.4%
West	247	163	84	51.5%
International	34	32	2	6.3%
Totals	4,886	4,255	631	14.8%

Note 1: The allocation by region of coffee pounds shipped to certain McLane Company, Inc. warehouses for distribution to ExxonMobil   convenience stores has been estimated.

                          Note 2: The former Multi-Regional category has been reclassified and divided up among the appropriate regions.

Sixteen weeks ended January 18, 2003 versus sixteen weeks ended January 19, 2002

Net sales increased by $4,210,000, or 13.0%, to $36,567,000 for the sixteen weeks ended January 18, 2003 (the "2003 period"). Coffee pounds shipped increased by approximately 631,000 pounds, or 14.8%, to approximately 4,886,000 pounds in the 2003 period. The pounds increase was strongest in the convenience store channel, which grew 27.3%, largely due to the strong seasonal sales to McLane Company, Inc. ("McLane"). The other channel which showed a substantial increase this period is the supermarket channel, in which coffee pounds shipped grew 18.0%. The increase was primarily due to the addition of the Wild Oats Markets Inc. supermarket chain. Sales to the Office Coffee Service ("OCS") channel recovered somewhat from 2002 low growth levels, with a year-over-year growth rate of 6.5%.

We anticipate growth in dollar sales and coffee pounds shipped to be in the range of 10% to 15% for the full 2003 fiscal year and 11% to 15% range for the second fiscal quarter of 2003.

Gross profit increased by $1,610,000, or 11.3%, to $15,912,000 for the 2003 period. As a percentage of net sales, gross profit decreased 0.7 percentage points to 43.5% for the 2003 period. The decrease was attributable to a 5.6% increase in green coffee costs over the prior year quarter. These costs were in line with expectations as we continue our strategic sourcing initiatives of "farm identified" coffee to ensure supply and quality. Wage inflation and fixed cost increases from new manufacturing capacity were offset by operational productivity gains.

Selling and operating expenses increased by $770,000, or 9.2%, to $9,110,000 for the 2003 period. General and administrative expenses increased by $465,000, or 22.1%, to $2,565,000 for the 2003 period. As a percentage of sales, operating expenses decreased 0.4 percentage points to 31.9% for the 2003 period. One-time expenses related to management changes (including severance costs) accounted for $417,000 of the dollar increase in operating expenses. Wage inflation and an increase in bad debt expense also contributed to the dollar increase. Delays in the testing and marketing of the Keurig® Single-Cup Brewer contributed to advertising and promotional expenses being less than anticipated this quarter.

As a result of the foregoing, operating income increased by $375,000, or 9.7%, to $4,237,000 for the 2003 period.

Interest expense increased by $118,000, or 153.2%, from $77,000 for the 2002 period to $195,000 for the 2003 period. This increase is due to higher debt balances associated with the Keurig investment in fiscal 2002. In the 2003 period, we capitalized $37,000 of interest expense associated with investments in production equipment currently classified as construction in progress (primarily the installation of the bowl roasters and related conveyance and storage equipment).

Income tax expense increased $173,000, or 11.3%, to $1,701,000 for the 2003 period. The effective tax rate for the 2003 period was 41.5%, up from 40.5% in 2002. This increase is primarily due to the fact that we reduced our valuation allowance on our Vermont Manufacturer's tax credit by $30,000 during the 2002 period. The ultimate amount of this credit that we will be able to use is dependent on many factors, including: the amount of taxable income being generated, the percentage of income that is allocable to the State of Vermont and, the number of disqualifying dispositions of stock options.

We adopted the equity method of accounting for our investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as our Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Our percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at January 18, 2003. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, Inc. an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain.

The equity in the net earnings of Keurig in the 2003 period was a loss of $84,000 or $0.01 per diluted share, better than anticipated due to delayed spending on the Keurig Single-Cup Brewer launch. We currently expect the negative impact of Keurig earnings to range from $0.10 to $0.14 per diluted shares for fiscal 2003 as a whole. Results from Keurig could be materially different from this estimate. Keurig is a small high-growth private company which can have significant quarterly operating income fluctuations. Further, there will be a high degree of uncertainty around investment spending given Keurig's strategic launch of the Keurig Single-Cup Brewer for the home.

Net income increased by $68,000, or 3.0%, to $2,314,000 in the 2003 period. Earnings per diluted share grew $0.01 to $0.32 in the 2003 period. Diluted earnings per share is expected to be in the range of $0.14 to $0.18 for the second quarter of fiscal 2003.

Liquidity and Capital Resources

Working capital decreased slightly to $5,620,000 at January 18, 2003 from $5,905,000 at September 28, 2002. This decrease is primarily due to the elimination of the income tax receivable and higher accrued compensation costs, and was offset by increased accounts receivable, inventories and other current assets.

Net cash provided by operating activities decreased by $1,304,000, or 24.8%, to $3,934,000 in the 2003 period. Cash flows from operations were used to fund capital expenditures in both periods.

During the 2003 period, Green Mountain had capital expenditures of $2,162,000, including $936,000 for production equipment, $592,000 for computer equipment and software, $565,000 for loaner equipment, and $69,000 for leasehold improvements and fixtures. We currently anticipate making total capital expenditures in the range of $7.0 to $7.5 million in fiscal 2003. We continuously review capital expenditure needs and actual amounts expended may differ from these estimates.

In the 2002 period, we purchased 281,356 preferred shares of Keurig, Incorporated for approximately $1,830,000. During the 2002 period, besides the investment in Keurig, Green Mountain had capital expenditures of $2,800,000, including $1,767,000 for production and distribution equipment, $459,000 for leasehold improvements, $221,000 for equipment on loan to wholesale customers, $207,000 for computer equipment and software, and $146,000 in fixtures. These capital expenditures include installation costs of $586,000 for the two roasters purchased at auction in fiscal 2001.

In the 2003 period, cash flow from financing activities included $268,000 generated from the exercise of employee stock options, up from $242,000 in the 2002 period. In addition, cash flow from operating activities included a $57,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, down from $272,000 in the 2002 period. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

In October 2002, we announced that we would start repurchasing up to $3 million of our outstanding stock over the following three months. We repurchased 19,281 shares in the 2003 period at a cost of $286,000.

On August 30, 2002, Green Mountain entered into a new syndicated credit facility with Fleet Bank and BankNorth N.A. This facility includes an equipment line of credit of up $5,000,000 and a revolving line of credit of up to $12,500,000, which is subject to a borrowing base formula, and matures in 2005. On January 18, 2003, $2,190,000 was outstanding under the revolving line of credit, and, based on the borrowing base formula, the remaining amount available was $13,118,000 (including the $5,000,000 specific equipment line). The credit facility is subject to quarterly covenants and Green Mountain was in compliance with these covenants at January 18, 2003. Also part of this credit facility is a $15,000,000 term loan that is being paid back in quarterly installments of $750,000 and is expiring in 2007. The outstanding balance on the term loan at January 18, 2003 was $13,500,000.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. We have also entered into a $5 million amortizing interest rate swap agreement effective January 1, 2003, in order to fix the interest rate on a portion of the term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate.

We believe that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in fiscal 2003.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2003, remaining	$ 1,624,000	$ 1,007,000	$ 11,220,000	$ 13,851,000
2004	3,080,000	1,095,000	3,680,000	7,855,000
2005	5,190,000	1,021,000	1,139,000	7,350,000
2006	3,000,000	833,000	-	3,833,000
2007	3,000,000	626,000	-	3,626,000
Thereafter	-	2,258,000	-	2,258,000
Total	$ 15,894,000	$ 6,840,000	$16,039,000	$38,773,000

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K). Actual results could differ from those estimates.

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their critical accounting policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of their Form 10-K. The SEC defined a critical accounting policy as one which is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, we have described our critical accounting policies below.

Provision for Doubtful Accounts:
Periodically, we review the adequacy of our provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of our accounts receivable. In addition, from time-to-time we estimate specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from our estimates.

Deferred Tax Valuation Allowance:
Periodically, we review the adequacy of its deferred tax valuation allowance that is primarily related to a Vermont manufacturer's investment tax credit. This review entails estimating: Green Mountain's future taxable income through fiscal 2004; how much of that taxable income will be allocable to Vermont; and, the levels of disqualifying dispositions of stock options, among other factors. A reduction in the valuation allowance can result in a decrease in our income tax expense. Conversely, an increase in the valuation allowance can lead us to report our income tax at a higher rate. Since future results may differ materially from those estimates, our estimate of the amount of deferred tax assets that will be ultimately realized could differ materially.

Impairment of Long-Lived Assets:
When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, investments in other companies and intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. Judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about Green Mountain's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected maturity date	2003, remaining	2004	2005	2006	2007	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	$1,500	$3,000	$5,190	$1,000	-	-	$10,690
Average interest rate	3.13%	3.13%	3.00%	3.13%	-	-	-
Fixed rate (in thousands)	$124	$80	-	$2,000	$3,000	-	$5,204
Average interest rate	4.98%	4.64%	-	5.25%	5.25%	-	-

There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 24, 2002.

At January 18, 2003, the Company had $10,690,000 of debt subject to variable interest rates (the lower of Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis point increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $107,000 on an annualized basis.

The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap has a notional amount of $5,000,000 and matures on July 1, 2007. The effect of the swap is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 3.495% plus a margin based on a performance price structure. For the sixteen-week period ended January 18, 2003, the Company paid $5,000 in additional interest expense pursuant to the swap agreement.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At January 18, 2003, the Company estimates it would have paid $122,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of swap is classified in accumulated other comprehensive income.

Item 4. Controls and Procedures

Within 90 days of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we will continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Certificate of Incorporation, as Amended1

3.2 Bylaws2

                     3.3 Certificate of Merger

                    99.1 Certification of Chief Executive Officer

99.2 Certification of Chief Financial Officer

(b) No reports on Form 8-K were filed during the sixteen weeks ended January 18, 2003.

1 Incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002.

2 Incorporated by reference to Exhibit 3.2 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002.

CERTIFICATIONS

I, Robert P. Stiller, Chief Executive Officer of Green Mountain Coffee Roasters, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Green Mountain Coffee Roasters, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003                                                                                          /s/ Robert P. Stiller

                                                                                                                          Robert P. Stiller
                                                                                                                          Chief Executive Officer

I, William G. Hogan, Chief Financial Officer of Green Mountain Coffee, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Green Mountain Coffee Roasters, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 4, 2003                                                                                          /s/ William G. Hogan

                                                                                                                                  William G. Hogan
                                                                                                                                   Chief Financial Officer

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	3/4/2003	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	3/4/2003	By /s/ William G. Hogan
William G. Hogan,
Vice President and Chief Financial Officer