Form 10-K/A
period 2002-09-28
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2003-03-31
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K/A

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 5, 2002 was approximately $39,537,000 based upon the closing price of such stock on that date.

As of December 5, 2002, 6,850,546 shares of common stock of the registrant were outstanding. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on January 24, 2003, are incorporated by reference in Part III, Items 10-13 of this Form 10-K.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 28, 2002 of Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain" or "Green Mountain Coffee") is being filed to include the audited financial statements of Keurig, Incorporated ("Keurig") for the fiscal year ended December 31, 2002 as required by Rule 3-09 of Regulation S-X. Green Mountain has a 41.8% equity interest in Keurig. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

A consent of Ernst & Young LLP, independent auditors for Keurig, is being filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

See Index to Audited Financial Statements of Keurig, Incorporated on Page F-1.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).
3.2	Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.2 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).
3.3	Certificate of Merger (Incorporated by reference to Exhibit 3.3 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 16, 2003).
4.1

Amended and Restated Credit Agreement, dated as of August 30, 2002, by and among the Company, as guarantor, Green Mountain Coffee Roasters, Inc. ("GMCR") and Green Mountain Coffee Roasters Franchising Corporation ("GMCRF"), as borrowers, Fleet National Bank, as agent ("Fleet"), and Fleet National Bank and Banknorth, N.A. ("Banknorth"), as lenders (collectively, the "Lenders").

(a) Revolving Note dated August 30, 2002 by GMCR and GMCRF in favor of Fleet (Incorporated by reference to Exhibit 4.1(a) in the Current Report on Form 8-K dated August 30, 2002).
(b) Revolving Note dated August 30, 2002 by GMCR and GMCRF in favor of Banknorth (Incorporated by reference to Exhibit 4.1(b) in the Current Report on Form 8-K dated August 30, 2002).
(c) Term Note dated August 30, 2002 by GMCR and GMCRF in favor of Fleet (Incorporated by reference to Exhibit 4.1(c) in the Current Report on Form 8-K dated August 30, 2002).
(d) Term Note dated August 30, 2002 by GMCR and GMCRF in favor of Banknorth (Incorporated by reference to Exhibit 4.1(d) in the Current Report on Form 8-K dated August 30, 2002).
(e) Equipment Note dated August 30, 2002 by GMCR and GMCRF in favor of Fleet (Incorporated by reference to Exhibit 4.1(e) in the Current Report on Form 8-K dated August 30, 2002).
(f) Equipment Note dated August 30, 2002 by GMCR and GMCRF in favor of Banknorth (Incorporated by reference to Exhibit 4.1(f) in the Current Report on Form 8-K dated August 30, 2002).
(g) Swing Line Note dated August 30, 2002 by GMCR and GMCRF in favor of Fleet (Incorporated by reference to Exhibit 4.1(g) in the Current Report on Form 8-K dated August 30, 2002).
(h)

Security Agreement dated as of August 30, 2002 by and between GMCR and Fleet, as agent for the benefit of the Lenders (Incorporated by reference to Exhibit 4.1(h) in the Current Report on Form 8-K dated August 30, 2002).

(i)

Security Agreement dated as of August 30, 2002 by and between GMCRF and Fleet, as agent for the benefit of the Lenders (Incorporated by reference to Exhibit 4.1(i) in the Current Report on Form 8-K dated August 30, 2002).

(j)

Security Agreement (Intellectual Property) dated as of August 30, 2002 by and between GMCR and Fleet, as agent for the benefit of the Lenders (Incorporated by reference to Exhibit 4.1(j) in the Current Report on Form 8-K dated August 30, 2002).

(k)

Pledge Agreement dated as of August 30, 2002 by and between GMCR and Fleet, as agent for the benefit of the Lenders (Incorporated by reference to Exhibit 4.1(k) in the Current Report on Form 8-K dated August 30, 2002).

(l)

Mortgage, Security Agreement and Fixture Filing dated as of August 30, 2002 by and between GMCR and Fleet, as agent for the benefit of the Lenders (Incorporated by reference to Exhibit 4.1(l) in the Current Report on Form 8-K dated August 30, 2002).

(m)

Collateral Assignment of Leasehold Interests dated as of August 30, 2002 by and between GMCR and Fleet, as agent for the benefit of the Lenders (Incorporated by reference to Exhibit 4.1(m) in the Current Report on Form 8-K dated August 30, 2002).

(n) Guaranty Agreement dated as of August 30, 2002 by and between the Company and Fleet, as agent for the benefit of the Lenders.
10.1

U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to $766,000 loan to Green Mountain Coffee Roasters, Inc. together with Letters dated 7/14/93 and 7/19/93 from SBA to Central Vermont Economic Development Corporation relating thereto (Incorporated by reference to Exhibit 10.22 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

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

10.2

Lease Agreement, dated April 28, 1993, between Pilgrim Partnership and Green Mountain Coffee Roasters, Inc. (Incorporated by reference to Exhibit 10.33 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

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

10.9	2000 Stock Option Plan of the Company (Incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*
(a) Form of Stock Option Agreement*
10.10	Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.113 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11	Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Trust (Incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.12

Loan Agreement by and between the Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Trust and Green Mountain Coffee Roasters, Inc., made and entered into as of April 16, 2001 (Incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.13

Asset Purchase Agreement between Green Mountain Coffee Roasters, Inc. and Frontier Cooperative Herbs dated June 5, 2001 (Incorporated by reference to Exhibit 10.119 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 7, 2001).

10.14	Promissory note from Kevin G. McBride, dated January 5, 2001. (Incorporated by reference to Exhibit 10.16 in the Annual Report on Form 10-K for the fiscal year ended September 29, 2001).
10.15

Employment agreement of Robert D. Britt dated September 13, 2001. (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K for the fiscal year ended September 29, 2001).* Superceded by Employment Agreement of Robert D. Britt dated as of November 11, 2002 filed as Exhibit 10.24.*

10.16

Shareholder Rights Agreement dated April 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and MD CO (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).

10.17

Second Amended and Restated First Refusal Agreement dated as of February 4, 2002 by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K dated April 5, 2002).

10.18

Voting Agreement dated as of February 4, 2002 by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K dated April 5, 2002).

10.19

Stock Rights Agreement dated as of February 4, 2002 by and among Keurig, Incorporated, Green Mountain Coffee Roasters, Inc. and other holders of preferred stock of Keurig, Incorporated (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K dated April 5, 2002).

10.20

Fourteenth Amendment of Commercial Loan Agreement and Loan Documents dated April 3, 2002 between the Green Mountain Coffee Roasters, Inc. and Fleet National Bank (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K dated April 5, 2002).**

10.21

$5,000,000 Term Promissory Note dated April 3, 2002 issued by the Green Mountain Coffee Roasters, Inc. in favor of Fleet National Bank (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).**

10.22

Stock Pledge and Security Agreement dated April 3, 2002 executed by Green Mountain Coffee Roasters, Inc. in favor of Fleet National Bank (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).**

10.23

Equipment Purchase Agreement dated as of June 21, 2002 by and between Green Mountain Coffee Roasters, Inc. and Keurig, Incorporated (Incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 6, 2002).

10.24	Employment Agreement of Robert D. Britt dated as of November 11, 2002.*
10.25	Resignation of Kevin G. McBride dated December 11, 2002, and Exhibit A (proposed Release and Severance Agreement).*
21	List of Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
23.1	Consent of Ernst & Young LLP. ***
24	Powers of Attorney.
99.1	Certification of Chief Executive Officer.***
99.2	Certification of Chief Financial Officer.***
* Management contract or compensatory plan ** Superceded and replaced by the agreements included in Exhibit 4.1 and related to a new credit facility *** Filed herewith
Reports on Form 8-K

On September 6, 2002, the Company filed a Current Report on Form 8-K which reported that on August 30, 2002 its wholly-owned subsidiaries, Green Mountain Coffee Roasters, Inc. ("GMCR") and Green Mountain Coffee Roasters Franchising Corporation, Inc. ("GMCRF") entered into a new syndicated credit facility with Fleet National Bank ("Fleet"), as agent, and Fleet and Banknorth N.A. ("Banknorth" and together with Fleet, the "Lenders"), as participating lenders. The new credit facility includes a $15,000,000 five-year term loan which was immediately used to repay the Company's existing term loan of $4,375,000 and to pay down most of the Company's then current credit line. The new credit facility also includes an equipment line of credit of up to $5,000,0000 and a revolving line of credit of up to $12,500,000 which is subject to a borrowing base formula, and matures on March 31, 2005. The credit facility is secured by all of the Company's assets, including a pledge of the capital stock of Keurig, Incorporated owned by the Company, and is guaranteed by Green Mountain.

On October 25, 2002, the Company filed a Current Report on Form 8-K which reported that that based on preliminary financial data, the Company expected its fourth quarter and annual sales and earnings results to be lower than it previously anticipated. In addition, the Company reported that that intends to repurchase on the open market up to $3,000,000 of its outstanding shares of common stock over approximately the next three months subject to market conditions and other factors.

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

1. I have reviewed this annual report on Form 10-K/A of Green Mountain Coffee Roasters, Inc.;

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

Date: March 31, 2003

                                                                                                                        /s/ Robert P. Stiller
                                                                                                                        Robert P. Stiller
                                                                                                                        Chief Executive Officer

I, William G. Hogan, Chief Financial Officer of Green Mountain Coffee Roasters, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Green Mountain Coffee Roasters, Inc.;

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

Date: March 31, 2003

                                                                                                                        /s/ William G. Hogan
                                                                                                                        William G. Hogan
                                                                                                                        Chief Financial Officer

Keurig, Inc.
Audited Financial Statements
Years ended December 31, 2002 and 2001

Report of Independent Auditors

The Board of Directors
Keurig, Inc.

We have audited the accompanying balance sheets of Keurig, Inc. (the Company) as of December 31, 2002 and 2001, and the related statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keurig, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

March 1, 2003

Keurig, Inc.
Balance Sheet
	December 31
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 8,377,856	$ 374,233
Accounts receivable, net of allowances of $113,000 in 2002 and $123,000 in 2001	1,747,561	1,785,425
Inventories	542,074	1,051,347
Prepaid expenses and other assets	147,902	118,220
Total current assets	10,815,393	3,329,225

Equipment, net of accumulated depreciation and amortization	5,336,214	6,137,447
Restricted cash	80,991	93,318
Other assets, principally equipment deposits	380,290	1,074,395

	$ 16,612,888	$ 10,634,385
	==========	==========
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$ 2,002,716	$ 2,388,020
Current portion of capital lease obligations	54,615	1,303,561
Total current liabilities	2,057,331	3,691,581

Capital lease obligations, net of current portion	44,609	1,900,869
Secured debenture	-	1,000,000
Other liabilities	116,382	164,540

Series C Redeemable Convertible Preferred Stock at redemption value, $.01 par value; 1,550,000 shares authorized; 1,550,000 shares in 2002 and 1,451,577 shares in 2001 issued and outstanding (liquidation preference of $5,965,778)	12,685,692	12,449,881
Series B Redeemable Convertible Preferred Stock at redemption value, $.01 par value; 500,000 shares authorized, 500,000 shares in 2002 and 362,909 shares in 2001 issued and outstanding (liquidation preference of $3,233,230)	5,034,844	4,101,883
Series A Convertible Preferred Stock, $.01 par value; 103,091 shares authorized and issued, including 42,749 treasury shares (liquidation preference of $292,641)	1,031	1,031
Common Stock, $.01 par value; 6,500,000 shares authorized; 3,300,054 shares in 2002 and 1,948,721 shares in 2001 issued and outstanding, including 1 treasury share	33,000	19,487
Additional paid-in capital	18,480,073	9,504,426
Accretion to redemption value on Series B and C Redeemable Convertible Preferred Stock	(10,728,554)	(10,616,092)
Accumulated deficit	(10,987,117)	(11,395,814)
Treasury stock, at cost	(124,403)	(187,407)

	$ 16,612,888	$ 10,634,385
	==========	==========

See accompanying notes.

Keurig, Inc.
Statements of Operations
	Year ended December 31
	2002	2001
Revenues:
Product revenue	$10,398,137	$ 8,845,177
Royalty income	8,409,516	7,320,846
Packaging equipment sales	3,349,258	810,000
	22,156,911	16,976,023
Costs and expenses:
Cost of product revenue	7,195,250	6,533,764
Cost of royalty income	608,650	642,639
Cost of packaging equipment sales	2,270,638	617,833
Research and development	2,220,483	1,419,745
Selling, general, and administrative	9,214,985	8,266,549
	21,510,006	17,480,530

Income (loss) from operations	646,905	(504,507)

Other income (expense):
Interest income	110,547	25,853
Interest expense	(480,062)	(646,249)
Other income	131,307	93,496

Net income (loss)	$ 408,697	$ (1,031,407)
	========	========

See accompanying notes.

Keurig, Inc.
Statements of Redeemable Preferred Stock and Stockholders' Equity
	Series A Convertible		Series B Redeemable Convertible		Series C Redeemable Convertible				Additional	Accretion to Redemption Value on Series B and C Redeemable			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Preferred	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Stock	Equity

Balance at December 31, 2000	103,091	$1,031	362,909	$4,473,021	1,451,577	$11,910,209	1,928,002	$19,280	$ 9,503,727	$(10,447,558)	$(10,364,407)	$(187,407)	$4,907,896

Exercise of stock options							100	1	699				700
Exercise of warrants							20,619	206					206
Accretion to redemption value on Series B and C
Redeemable Convertible Preferred Stock				(371,138)		539,672				(168,534)			-
Net loss											(1,031,407)		(1,031,407)
Balance at December 31, 2001	103,091	1,031	362,909	4,101,883	1,451,577	12,449,881	1,948,721	19,487	9,504,426	(10,616,092)	(11,395,814)	(187,407)	3,877,395

Exercise of stock options							37,390	374	174,251				174,625
Exercise of warrants							120,106	1,201	545,281				546,482
Sale of capital stock			137,091	769,899	98,423	286,411	1,193,837	11,938	8,256,115			63,004	9,387,367
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock
				163,062		(50,600)				(112,462)			-
Net income											408,697		408,697
Balance at December 31, 2002	103,091	$1,031	500,000	$5,034,844	1,550,000	$12,685,692	3,300,054	$33,000	$18,480,073	$(10,728,554)	$(10,987,117)	$(124,403)	$14,394,566

See accompanying notes.

Keurig, Inc.
Statements of Cash Flows
	Year ended December 31
	2002	2001
Operating activities
Net income (loss)	$ 408,697	$(1,031,407)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,061,205	739,805
Loss from disposal of equipment	87,115	-
Costs related to early extinguishments of secured debentures and capital leases	331,710	-
Changes in operating assets and liabilities:
Accounts receivable	37,864	568,406
Inventories	2,779,911	148,856
Prepaid expenses and other assets	31,301	(663,611)
Accounts payable and accrued expenses	(385,524)	(373,614)
Other liabilities	(48,158)	164,540
Net cash provided (used) by operating activities	4,304,121	(447,025)

Investing activity
Purchase of equipment	(2,617,725)	(1,740,676)
Net cash used by investing activity	(2,617,725)	(1,740,676)

Financing activities
Proceeds from sale of capital stock	9,387,367	-
Proceeds from issuance of secured debentures	-	1,000,000
Early extinguishment of secured debentures	(1,165,547)	-
Proceeds from equipment master lease line	-	1,672,819
Early extinguishment of capital lease obligations, net of deposits	(1,820,788)	-
Payment of capital lease obligations	(804,912)	(1,162,140)
Proceeds from exercise of stock options and warrants	721,107	906
Repayment of borrowings under line of credit	-	(50,000)
Net cash provided by financing activities	6,317,227	1,461,585

Increase (decrease) in cash and cash equivalents	8,003,623	(726,116)
Cash and cash equivalents at beginning of year	374,233	1,100,349

Cash and cash equivalents at end of year	$ 8,377,856	$ 374,233
	========	=========
Noncash investing activities
Reclassification of packaging equipment from equipment to inventories	$(2,270,638)	$ (617,834)
	========	=========
Supplemental data
Interest paid	$ 491,530	$ 411,307
	========	=========

See accompanying notes.

Keurig, Inc.
Notes to Financial Statements
December 31, 2002

1. The Company

Keurig, Inc. (the Company) was incorporated on March 31, 1992 to develop and sell a portion-pack single-cup coffee-brewing system for specialty coffees. The Company is currently designing, developing, manufacturing, marketing and selling (both directly or through third parties) brewer and portion-pack single-cup beverage systems, related manufacturing equipment and accessory products for the away-from and at-home market segments on a global basis.

In February of 2002, the Company issued 1,193,837 shares of Common Stock, 158,742 shares of Series B Redeemable Convertible Preferred Stock, and 98,423 shares of Series C Redeemable Convertible Preferred Stock to Van Houtte Inc. (Van Houtte) for gross cash proceeds of $9,509,500. This investment represents an ownership interest of approximately 27%. Van Houtte is a coffee roaster that manufactures and distributes the portion-packs used to brew coffee by the cup in the Keurig coffee-brewing system.

During 2002, Green Mountain Coffee Roasters, Inc. (Green Mountain), as a result of purchasing shares of common and preferred stock held by existing investors in Keurig, acquired a 42% ownership interest in the Company. Green Mountain has been conducting business with Keurig since 1994 in connection with both the development of a single-cup brewing system and as the initial licensed roaster and distributor of portion-packs. As a result of its 42% ownership of Keurig, Green Mountain accounts for its investment of approximately $15 million using the equity method.

2. Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable consists of the following at December 31:

	2002	2001

Trade receivables	$ 806,900	$1,067,948
Royalties receivable	1,053,661	840,477
	1,860,561	1,908,425
Less allowances for returns and doubtful accounts	(113,000)	(123,000)
	$1,747,561	$1,785,425
	========	========

2. Significant Accounting Policies (continued)

Inventories

Inventories, consisting of finished goods comprised of coffee brewers and related parts and accessories, are valued at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

The Company recognizes its brewer revenue upon shipment; royalties are recognized upon shipment of K-Cups by roasters as set forth under the terms and conditions of various licensing agreements. Revenue related to packaging equipment is recognized once installation is complete.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company invests its excess cash balances with highly rated financial institutions to minimize any concentration of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the creditworthiness of the Company's larger coffee roaster licensee customers, the large number of customers comprising the Company's customer brewer distributor base and their dispersion across several geographic areas. The Company maintains allowances for credit losses, and such losses have been within management's expectations. The Company does not require collateral for its accounts receivable.

Van Houtte and Green Mountain accounted for approximately 38% of the accounts receivable balance and 51% of the Company's total revenues for 2002. Green Mountain accounted for approximately 26% of the accounts receivable balance and 32% of the Company's total revenues for 2001.

2. Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations included in Financial Accounting Standards Board (FASB) Interpretation No. 44, in accounting for its stock-based compensation plans for employees, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement (SFAS) No. 123, Accounting for Stock-Based Compensation, as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of options granted to employees or directors under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

Pro forma information regarding net income (loss) was computed in accordance with SFAS No. 123 and has been determined as if the Company accounted for its employee stock options granted under the fair value methods of that Statement. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 2002 and 2001: risk-free interest rate of 3.1% in 2002 and 4.7% in 2001, dividend yield of 0%, volatility factor of zero and a weighted-average expected life of the option of four years. The Company's pro forma net income (loss) as computed under SFAS No. 123 amounted to net income of $277,258 in 2002 and net loss of ($1,040,347) in 2001.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. The adoption of SFAS No. 144 in 2002 had no impact on the results of operations or financial position of the Company.

Income Taxes

Deferred income taxes are determined utilizing the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. Significant Accounting Policies (continued)

Equipment

Equipment is stated at cost and consists of the following at December 31:

	2002	2001

Production equipment	$5,821,124	$7,708,304
Office equipment	116,162	114,656
Construction in progress	1,886,088	1,003,000
	7,823,374	8,825,960
Less accumulated depreciation and amortization	2,487,160	2,688,513
	$5,336,214	$6,137,447
	========	========

Depreciation and amortization of equipment is principally calculated using the straight-line method over three to seven years, which is the estimated useful life of the related equipment.

Effective January 1, 2001, the Company changed the useful lives of certain production equipment from three to seven years. This change in estimate was based on the establishment by management and engineering personnel that the equipment's productive capacity would extend for at least four more years. The effect of the change was to decrease depreciation by approximately $900,000 and to increase interest expense by approximately $200,000 in 2001.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2002	2001

Accounts payable	$ 584,710	$1,502,905
Accrued compensation	949,473	351,799
Accrued warranty costs	222,650	175,690
Deferred royalties and deposits	45,101	102,029
Other	200,782	255,597
	$2,002,716	$2,388,020
	=======	=======

2. Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 141 and No. 142 in 2002 had no impact on the results of operations or financial position of the Company.

In November 2001, the Emerging Issues Task Force (EITF) issued Consensus 01-9, Accounting for Consideration Given by a Vendor to a Customer. The purpose of the Consensus was to address certain issues related to the accounting for consideration given by a vendor to a customer. The provisions of Consensus 01-9 are applicable for financial statements for years beginning after December 15, 2001. In 2002, the Company adopted Consensus 01-9, and as a result, has classified certain sales incentives amounting to $153,060 and $173,631 as cost of product revenue for 2002 and 2001, respectively.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if the debt is extinguished in connection with discontinued operations. The Company has early adopted the provisions of SFAS No. 145 during 2002 and has therefore classified the losses due to the early extinguishments of certain capital leases and the subordinated debentures within income from operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. The Company has adopted the disclosure provisions of this Statement as of December 31, 2002.

3. License and Distribution Agreements

In February of 2001, the Company entered into a series of agreements (Agreements) with Ueshima Coffee Co., Ltd. (UCC). The purpose of the Agreements was to facilitate the manufacture and sale of the Company's beverage systems in Japan and other Asian markets. As a result of the Agreements the Company owns a 10% interest in a corporate joint venture, which has been accounted for under the cost method, and executed certain license and distribution agreements with UCC for the sale of its products. As required by the terms of the licensing agreement, the Company received an advance royalty of $240,790 upon the agreement's execution. This advance royalty amount is being recognized in income on a straight-line basis over the 5-year term of the agreement. Amortization of the deferred royalty amounted to $48,158 and $28,092 during 2002 and 2001, respectively. The current portion of the deferred royalty is classified in accounts payable and accrued expenses. The long-term portion is classified in other liabilities.

4. Line of Credit

The Company had a line of credit arrangement with a bank, which provided up to $2,500,000 of borrowings, subject to the level of qualifying accounts receivable. The borrowings, due upon demand, were secured by a primary lien on all assets of the Company. The line of credit expired during 2002.

In connection with entering into the line of credit arrangement, the Company issued warrants to purchase 17,857 shares of common stock at an exercise price of $7.00 per share. The right to exercise these warrants commenced as of the date of the agreement and expires on July 20, 2006. The warrants include a conversion feature whereby the holder may convert the warrants, in whole or in part, into a number of common shares as determined by a conversion formula.

The Company estimated the fair value of the warrants using the Black-Scholes option pricing model. The Black-Scholes valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The warrants have characteristics significantly different from those of stock options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based on the Company's assessment, no value has been assigned to the warrants.

5. Secured Debentures

Pursuant to a Debenture Purchase Agreement dated November 7, 2001, the Company issued debentures with principal of $1,000,000. The holders of the debentures had a perfected security interest on all assets of the Company subordinate to any rights of the holders of the line of credit and equipment leasing arrangements. During the fourth quarter of 2002, the Company repurchased the entire principal amount of its debentures for $1,165,547 in cash, resulting in a loss from early extinguishment of $40,000.

5. Secured Debentures (continued)

The debentures bore interest at a rate of 12.5 % per annum. Interest was payable monthly in arrears on the first of each month, commencing on December 1, 2001. The debentures also included a mandatory exit fee as defined by the Debenture Purchase Agreement which was accrued as additional interest expense ratably over the expected term of the Debenture Purchase Agreement. The fully accrued exit fee of $99,783 was paid to the holder of the debenture at the time of repurchase.

6. Commitments

The Company entered into several master equipment lease line agreements which allow for equipment financing of up to $3,760,000, adjusted for any lease payments. Under this arrangement, the Company had leased certain packaging line equipment at a total value of $5,037,290 at December 31, 2001, which were accounted for as capital leases. Accumulated amortization on these capitalized leases amounted to $1,509,704 at December 31, 2001. During 2002, the Company extinguished all of its outstanding capital lease obligations related to packaging line equipment. The net cash consideration paid amounted to $1,820,788 which included certain costs related to the early extinguishments.

At December 31, 2002 and 2001, the Company has $177,098 in business assets under capital lease. Accumulated amortization on these capitalized leases amounted to $24,597 and $83,630 at December 31, 2002 and 2001, respectively. The Company also has certain operating leases which provide for a base rent plus real estate taxes, insurance and other expenses.

At December 31, 2002, the minimum commitments under these noncancelable capital and operating leases with initial or remaining terms of more than one year are as follows:

Fiscal Year	Operating Leases	Capital Leases
2003	$484,003	$ 70,680
2004	478,826	41,230
2005	452,959	-
2006	417,922	-
2007	436,705	-
	$2,270,415	111,910
Less amount representing interest	=======	12,686
Present value of net minimum lease payments		99,224
Less current portion of obligations under capital leases		54,615
Long-term obligations under capital leases		$ 44,609
		=======

6. Commitments (continued)

Rent expense amounted to $408,796 in 2002 and $390,477 in 2001.

The Company has an outstanding letter of credit in the amount of $55,991 which expires in September 2003 and is collateralized by restricted cash of the same amount at December 31, 2002. Additional restricted cash of $25,000 is held in a certificate of deposit to collateralize a business credit card arrangement.

7. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit)

Preferred Stock

Each share of Series A, B and C Preferred Stock is convertible, at the option of the holder, into shares of Common Stock at the conversion ratio then in effect. The conversion ratio at December 31, 2002 is one common share for each share of Series A and C Preferred Stock and 1.07558 for each share of Series B Preferred Stock. If the Company issues or sells future securities for consideration per share less than the then-existing conversion price per share of Series B and C Preferred Stock and the holder of the stock fails to purchase the portion to which they are entitled, then the percentage of shares held by such holder equal to the percentage amount by which such holder shall have failed to purchase these future securities shall automatically be converted into shares of Common Stock at the then-effective conversion ratio.

The holders of the Preferred Stock shall participate in any dividend or distribution declared or paid on the Common Stock on the basis of the numbers of shares of Common Stock into which the Preferred shares are convertible. A cumulative dividend on the Series B and C Preferred Stock accrues at a rate of 6% per share per annum. These dividends are payable, as determined by the Board of Directors, upon sale, liquidation or winding-up of the Company or upon redemption of the Series B and C Preferred Stock. Accrued and unpaid dividends on the Series B and C Preferred Stock shall be paid prior to the payment of dividends on the Common Stock or any other Preferred Stock.

The holders of Series C Preferred Stock shall be entitled, before payment to holders of any other equity securities of the Company, to an amount equal in value to the aggregate liquidation value of shares of Series C Preferred Stock then outstanding. Any amounts remaining after payment of the liquidation value of shares of Series C Preferred Stock, up to an amount equal in value to the aggregate liquidation value of shares of Series B Preferred Stock then outstanding, will be distributed to the holders of Series B Preferred Stock. Any amounts remaining after payment of the liquidation value of shares of Series B Preferred Stock, up to an amount equal in value to the aggregate liquidation value of shares of Series A Preferred Stock then outstanding, will be distributed to the holders of Series A Preferred Stock. Any amounts remaining after payment of all such preferential amounts will be distributed to the holders of Series A, B and C Preferred Stock and Common Stock on a pro rata basis.

7. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit) (continued)

The holders of not less than 25% of the Series B and C Preferred Stock may redeem all or a portion not less than one-third of their initial holdings beginning at the redemption date and extending until the time of a public offering. Upon redemption, the holders will receive the liquidation value of their Series B and C Preferred Stock, plus any unpaid accrued dividends plus an amount equal to the valuation of the Company less the total liquidation value of all the Preferred Stock multiplied by the percentage of Common Stock represented by the Series B and C Preferred Stock on an as-if-converted basis to the number of fully diluted shares of Common Stock outstanding (Redemption Value). The carrying value of the Series B and C Preferred Stock is being accreted to the Redemption Value ratably through the respective earliest redemption date, which dates were amended in 2002 to February 4, 2007.

Each share of Preferred Stock shall be entitled to exercise the number of votes equal to the number of shares of Common Stock into which it is convertible on the appropriate record date.

Stock Option Plan

The Company has a stock option plan which provides for up to 1,020,000 shares of Common Stock issuable upon exercise of incentive and nonqualified options granted under the plan. Incentive stock options may be granted at an exercise price not less than fair market value on the date of grant. Options generally vest ratably over a four-year period and expire ten years after the date of grant. During 2002, the Company modified its existing stock option agreement to provide for immediate vesting upon certain conditions as defined in the Amendment. Based upon the intrinsic value of the affected options as of the modification date, no compensation expense is recognizable.

7. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit) (continued)

Information regarding the Company's stock option plan is summarized below:

		Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2000	607,229	$3.84
Granted	93,471	7.42
Exercised	(100)	7.00
Cancelled	(15,500)	7.31
Options outstanding at December 31, 2001	685,100	4.22
Granted	213,900	5.00
Exercised	(37,390)	4.67
Cancelled	(26,188)	6.18
Options outstanding at December 31, 2002	835,422	$4.36
	=======	====

The weighted-average fair value of options granted in 2002 and 2001 was $0.55 and $1.28, respectively. The weighted-average contractual life of options outstanding at December 31, 2002 was seven years.

At December 31, 2002, there were 128,575 options available for grant and 489,970 options exercisable at a weighted-average price of $3.13.

Warrants

The Company has the following warrants outstanding:

Amount	Exercise Price	Expiration Date
53,580	$ 7.00	March 2009
17,857	7.00	July 2006
11,420	7.00	April 2009
4,000	10.00	March 2010
894	4.55	March 2008

The Company has reserved 3,114,054 shares for the exercise of stock options and warrants and conversion of Series A, B and C Preferred Stock.

8. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial and tax reporting. Deferred taxes are attributable to the following temporary differences:

	December 31
	2002	2001

Deferred tax liability:
Equipment	$ (342,000)	$ (536,000)
Deferred tax assets:
Net operating loss carryforwards	3,912,000	4,259,000
Allowance for doubtful accounts	45,000	49,000
Accrued expenses and allowances	157,000	114,000
	3,772,000	3,886,000
Valuation allowance	(3,772,000)	(3,886,000)
Net deferred tax assets	$ -	$ -
	========	========

For federal income tax purposes, the Company has net operating loss carryforwards (NOLs) of approximately $9,748,000 that can be used to offset future taxable income which expire through 2022. The use of these NOLs may be subject to limitations based on changes of ownership as defined in the Internal Revenue Code. During 2002, NOLs of approximately $866,000 were utilized resulting in no taxable income for federal income tax purposes.