Form 10-Q
period 2003-04-13
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2003-05-23
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended April 12, 2003

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

YES [ Ö ] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [ Ö ]

6,948,000 shares of the Registrant's Common Stock were outstanding as of May 12, 2003.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)
	April 12, 2003	September 28, 2002
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$ 118	$ 800
Receivables, less allowances of $487 and $351 at April 12, 2003, and September 28, 2002, respectively	11,038	9,132
Inventories	7,051	5,876
Other current assets	1,712	789
Income taxes receivable	306	528
Deferred income taxes, net	563	546
Total current assets	20,788	17,671

Fixed assets, net	21,422	20,834
Investment in Keurig, Incorporated	14,118	14,491
Goodwill and other intangibles	1,446	1,465
Other long-term assets	292	226

	$ 58,066	$ 54,687
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,176	$ 3,193
Accounts payable	6,720	6,271
Accrued compensation costs	1,853	1,031
Accrued expenses	1,855	1,271
Total current liabilities	13,604	11,766

Long-term debt	9,830	12,079
Long-term line of credit	2,140	3,130
Deferred tax liability	827	647
Other long-term liabilities	129	-

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,104,757 and 7,956,872 shares at April 12, 2003 and September 28, 2002, respectively	810	795
Additional paid-in capital	21,092	19,793
Retained earnings	18,160	14,648
Accumulated other comprehensive (loss)	(78)	(12)
ESOP unallocated shares, at cost - 41,121 and 40,941 shares at April 12, 2003 and September 28, 2002, respectively	(1,112)	(1,109)
Treasury shares, at cost - 1,157,554 and 1,138,273 shares at April 12, 2003 and September 28, 2002, respectively	(7,336)	(7,050)
Total stockholders' equity	31,536	27,065

	$ 58,066	$ 54,687
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Twelve weeks ended
	April 12, 2003	April 13, 2002
	(unaudited)

Net sales	$ 26,311	$ 23,013
Cost of sales	14,998	13,074
Gross profit	11,313	9,939

Selling and operating expenses	6,563	5,820
General and administrative expenses	2,105	1,836
Operating income	2,645	2,283

Other income	23	4
Interest expense	(126)	(18)
Income before income taxes	2,542	2,269

Income tax expense	(1,055)	(943)
Income before equity in net earnings of Keurig, Incorporated	1,487	1,326
Equity in net earnings of Keurig, Incorporated	(289)	-

Net income	1,198	1,326
	====	====
Basic income per share:
Weighted average shares outstanding	6,824,116	6,673,261
Net income	$ 0.18	$ 0.20

Diluted income per share:
Weighted average shares outstanding	7,207,112	7,264,315
Net income	$ 0.17	$ 0.18

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Twenty-eight weeks ended
	April 12, 2003	April 13, 2002
	(unaudited)

Net sales	$ 62,878	$ 55,370
Cost of sales	35,653	31,129
Gross profit	27,225	24,241

Selling and operating expenses	15,673	14,160
General and administrative expenses	4,670	3,936
Operating income	6,882	6,145

Other income (expense)	80	(7)
Interest expense	(321)	(95)
Income before income taxes	6,641	6,043

Income tax expense	(2,756)	(2,471)
Income before equity in net earnings of Keurig, Incorporated	3,885	3,572
Equity in net earnings of Keurig, Incorporated	(373)	-

Net income	$ 3,512	$ 3,572
	=====	=====
Basic income per share:
Weighted average shares outstanding	6,809,257	6,651,112
Net income	$ 0.52	$ 0.54

Diluted income per share:
Weighted average shares outstanding	7,197,242	7,274,876
Net income	$ 0.49	$ 0.49

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Twenty-eight weeks ended
	April 12, 2003	April 13, 2002	April 12, 2003	April 13, 2002

Net income	$ 1,198	$ 1,326	$ 3,512	$ 3,572
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(40)	(14)	(53)	(49)
(Gains)/ losses on derivatives designated as cash flow hedges included in net income	(16)	136	(13)	167
Other comprehensive income (loss)	(56)	122	(66)	118
Comprehensive income	$ 1,142	$ 1,448	$ 3,446	$ 3,690
	====	====	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended April 12, 2003
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 28, 2002	7,956,872	$ 795	$ 19,793	$14,648	$ (12)	(1,138,273)	$(7,050)	(40,941)	$(1,109)	$ 27,065
Options exercised	123,180	13	608	-	-	-	-	-	-	621
Issuance of common stock under employee stock purchase plan	24,705	2	272	-	-	-	-	-	-	274
Treasury stock purchases	-	-	-	-	-	(19,281)	(286)	-	-	(286)
Tax benefit from exercise of options	-	-	392	-	-	-	-	-	-	392
Deferred compensation and non- employee compensation expense	-	-	27	-	-	-	-	-	-	27
Other comprehensive loss, net of tax	-	-	-	-	(66)	-	-	-	-	(66)
Purchase of unallocated ESOP shares	-	-	-	-	-	-	-	(180)	(3)	(3)
Net income	-	-	-	3,512	-	-	-	-	-	3,512

Balance at April 12, 2003	8,104,757	$ 810	$ 21,092	$18,160	$ (78)	(1,157,554)	$(7,336)	(41,121)	$(1,112)	$ 31,536
	=====	===	====	====	===	=====	====	====	====	====

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Twenty-eight weeks ended
	April 12, 2003	April 13, 2002
	(unaudited)

Cash flows from operating activities:
Net income	$ 3,512	$ 3,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,441	2,122
Gain on disposal of fixed assets	(79)	(32)
Provision for doubtful accounts	300	186
Change in fair value in interest rate swap	129	-
Change in fair value in futures derivatives	(7)	(342)
Change in accumulated other comprehensive income	(66)	118
Tax benefit from exercise of non-qualified options	392	302
Equity in net earnings of Keurig, Incorporated	373	-
Deferred income taxes	163	306
Deferred compensation and non-employee compensation	27	-
Changes in assets and liabilities:
Receivables	(2,206)	(144)
Inventories	(1,175)	623
Income tax receivable	222	813
Other current assets	(923)	(173)
Other long-term assets, net	(66)	26
Accounts payable	449	(360)
Accrued compensation costs	822	(126)
Accrued expenses	591	136
Net cash provided by operating activities	4,899	7,027

Cash flows from investing activities:
Investment in Keurig, Incorporated	-	(5,921)
Capital expenditures for fixed assets	(3,423)	(5,194)
Proceeds from disposals of fixed assets	492	213
Net cash used for investing activities	(2,931)	(10,902)

Cash flows from financing activities:
Proceeds from issuance of common stock	895	519
Purchase of treasury shares	(286)	(21)
Purchase of unallocated ESOP shares	(3)	(7)
Proceeds from issuance of debt	90	5,000
Repayment of long-term debt	(2,356)	(108)
Net change in revolving line of credit	(990)	6,820
Net cash (used for) provided by financing activities	(2,650)	12,203

Net increase in cash and cash equivalents	(682)	8,328
Cash and cash equivalents at beginning of period	800	979
Cash and cash equivalents at end of period	$ 118	$ 9,307
	====	====

Non cash activities - release of ESOP shares to participants		$ 400

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the twelve and twenty-eight week periods ended April 12, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003.

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

2. Inventories

          Inventories consisted of the following:

	April 12, 2003	September 28, 2002
Raw materials and supplies	$ 4,414,000	$ 3,332,000
Finished goods	2,637,000	2,544,000
	$ 7,051,000	$ 5,876,000
	=====	=====

Inventory values above are presented net of $119,000 and $234,000 of obsolescence reserves at April 12, 2003 and September 28, 2002, respectively.

At April 12, 2003, the Company had approximately $13,477,000 in green coffee purchase commitments, of which approximately 92% had a fixed price. These commitments extend through 2005. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.63 per pound. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2003	April 13, 2002	April 12, 2003	April 13, 2002
Numerator - basic and diluted earnings per share : Net income	$ 1,198	$ 1,326	$ 3,512	$ 3,572
Denominator:	====	====	====	====
Basic earnings per share - weighted average shares outstanding	6,824,116	6,673,261	6,809,257	6,651,112
Effect of dilutive securities - stock options	382,996	591,054	387,985	623,764
Diluted earnings per share - weighted average shares outstanding	7,207,112	7,264,315	7,197,242	7,274,876
	====	====	====	====
Basic earnings per share	$ 0.18	$ 0.20	$ 0.52	$ 0.54
Diluted earnings per share	$ 0.17	$ 0.18	$ 0.49	$ 0.49

For the twelve weeks ended April 12, 2003 and April 13, 2002 options to purchase 287,810 and 92,000 respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At April 12, 2003, the Company held outstanding futures contracts with a fair market value of $(7,000). These futures contracts are hedging coffee purchase commitments that take place in the next three months and the related gains and losses will be reflected in cost of sales in the next two fiscal quarters when the related finished goods inventory is sold. At September 28, 2002, the Company held futures contracts with a total fair market value of $(14,000).

  At April 12, 2003, deferred gains on futures contracts designated as cash flow hedges amounted to $3,000 ($2,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the twelve and twenty-eight weeks ended April 12, 2003, total gains on futures contracts (gross of tax) included in cost of sales amounted to $26,000 and $20,000, respectively. In the twelve and twenty-eight week periods ended April 13, 2002, total losses on futures (gross of tax) included in cost of sales amounted to $232,000 and $284,000, respectively.

  The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap has a notional amount of $5,000,000 and matures on July 1, 2007. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet. For the twelve and twenty-eight weeks ended April 12, 2003, the Company paid $25,000 and $30,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At April 12, 2003, the Company estimates it would have paid $129,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of April 12, 2003 and September 28, 2002, the shares of Common Stock owned by the Company represent approximately 49.78% and 49.93% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% and 41.9% of Keurig's common equivalent shares, respectively. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002. Due to the timing of the Company's investment in common stock of Keurig in the first two quarters of fiscal 2002, the retroactive application of equity method accounting to the results of the Company would not be material.

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

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. At April 12, 2003 and September 28, 2002, the Company had royalties payable to Keurig of  $862,000 and $595,000, respectively.

  Keurig is on a calendar fiscal year-end. The Company has included in its income for the twelve week period ended April 12, 2003 the Company's equity interest in the first calendar fiscal quarter of Keurig's earnings (January 1, 2003 through March 31, 2003), without giving effect to the differences between the duration of the Company's second fiscal quarter (12 weeks) and Keurig's first calendar fiscal quarter (13 weeks). During the twelve and twenty-eight weeks ended April 12, 2003, the net equity impact of Keurig's earnings was ($289,000) and $(373,000), respectively. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  Summarized unaudited financial information for Keurig (which is on a calendar fiscal year) is as follows:
Income Statement Information for the Three Months ended March 31, 2003 Dollars in thousands

Revenues	$ 4,984
Cost of goods sold	$ 2,092
Selling, general, and administrative expenses	$ 3,671
Operating income	$ (779)
Net income	$ (912)

Income Statement Information for the Six Months ended March 31, 2003 Dollars in thousands

Revenues	$ 9,461
Cost of goods sold	$ 3,783
Selling, general, and administrative expenses	$ 6,646
Operating income	$ (968)
Net income	$ (1,091)

Financial Position Information as of March 31, 2003 Dollars in thousands

Current assets	$10,046
Property, plant and equipment, net	$ 5,292
Other assets	$ 364
Total assets	$15,702
Current liabilities	$ 2,086
Noncurrent liabilities	$ 133
Redeemable preferred	$17,749
Shareholders' equity	$ (4,266)

  The following selected unaudited pro forma consolidated results of operations of the Company are presented as if the investment had occurred as of the beginning of the periods presented. The pro forma results give effect to certain adjustments including the additional funds borrowed to consummate the investment at interest rates consistent with those for each respective period and the related income tax effects.

Dollars in thousands	Twelve weeks ended April 13, 2002	Twenty-eight weeks ended April 13, 2002

Net sales	$ 23,013	$ 55,370
Operating income	$ 2,283	$ 6,145
Income before equity in net earnings of Keurig, Incorporated	$ 1,053	$ 3,299
Equity in net earnings of Keurig, Incorporated	$ 149	$ 126
Net income	$ 1,202	$ 3,425
Basic income per share	$ 0.18	$ 0.51
Diluted income per share	$ 0.17	$ 0.47
  Recent Pronouncements

  In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements for periods that end after December 15, 2002.  The Company has adopted the provisions of FIN 45. In 2002, the Company entered into a customer contract with a minimum volume guarantee for calendar 2003. Under this guarantee, the maximum liability that the Company could incur is $225,000.

  On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123" ("FAS 148"). This Statement amends FAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The Company has complied with the requirements of this Statement by prominently disclosing in both annual and interim financial statements the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Currently, the Company is continuing to account for its stock-based compensation under the principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

  In January 2003, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  The Company is currently evaluating the effects of the recent pronouncement, including the Company's investment in Keurig, Incorporated. The Company's maximum exposure related to Keurig is the current carrying value of the investment.

  In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FAS 149") which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The Company is currently assessing the financial impact of adopting FAS 149 in fiscal year 2003.

  In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150").  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.   The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

  Employee Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for a grant to outside consultants in the first fiscal quarter of 2003, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the twelve and twenty-eight weeks ended April 12, 2003, and April 13, 2002 would have decreased to the pro forma amounts indicated below:

		Twelve weeks ended	Twenty-eight weeks ended
		April 12, 2003	April 13, 2002	April 12, 2003	April 13, 2002

Net income:	As reported	$ 1,198	$ 1,326	$ 3,512	$ 3,572
	Pro forma	959	1,071	2,955	2,978
Diluted net income per share:	As reported	0.17	0.18	0.49	0.49
	Pro forma	0.13	0.15	0.41	0.41

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years and 3 years; an average volatility of 61% and 56%; no dividend yield; and a risk-free interest rate averaging 2.97% and 3.13%, for the grants issued during the twenty-eight weeks ended April 12, 2003 and April 13, 2002, respectively. The weighted-average fair values of options granted during the twenty-eight weeks ended April 12, 2003 and April 13, 2002 are $8.20 and $9.82, respectively.

The fair value of the employees' purchase rights under the Company's Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the twenty eight weeks ended April 12, 2003 and April 13, 2002: an expected life of six months; expected volatility of 63% and 56% respectively; and an average risk-free interest rate of 1.00%, and 1.96%, respectively. The weighted average fair value of those purchase rights granted were $9.16 and $7.30 for the twenty-eight weeks ended April 12, 2003 and April 13, 2002, respectively

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. For the twenty-eight weeks ended April 12, 2003 and April 13, 2002, the Company recorded compensation costs of $114,000 and $113,000, respectively, to accrue for anticipated stock distributions under the ESOP. On April 12, 2003, the ESOP held 41,121 unearned shares at an average cost of $27.10.

  Income Taxes

  The Company benefits from a manufacturer's investment tax credit from the State of Vermont expiring in 2004. At April 12, 2003, the deferred tax asset of $332,000 is reported net of a valuation allowance amounting to $1,556,000. During the twenty-eight weeks ended April 12, 2003 and April 13, 2002, the Company reduced the valuation allowance on the deferred tax asset arising from its Vermont tax credit by $46,000 and $30,000, respectively, based primarily upon estimates of future taxable income; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options.

  Related party transactions

The Company uses travel services provided by Heritage Flight, a company which provides charter air services. On September 25, 2002, Mr. Stiller, the CEO of Green Mountain Coffee Roasters, Inc, purchased 100% of the ownership of Heritage Flight, now known as ElanAir, Inc., dba Heritage Flight. During the twelve and twenty-eight weeks ended April 12, 2003, Heritage Flight billed the Company the amount of $191,000 and $258,000, respectively, for various travel services. During the twelve and twenty-eight weeks ended April 13, 2002, Heritage Flight billed the Company the amount of $31,000 and $121,000, respectively, for various travel services.

The Company recorded in cost of sales royalties in the amount of $1,244,000 and $1,203,000 for the fiscal quarters ended April 12, 2003 and April 13, 2002, respectively, to a related party.

During the twelve weeks ended April 12, 2003, the Company paid certain expenses amounting to $152,000 on behalf of the Green Mountain Coffee Roasters Foundation which will be reimbursed to the Company during the Company's third fiscal quarter. Green Mountain Coffee Roasters Foundation, a Delaware corporation, was formed in 1993. It is a non-profit tax-exempt organization under Section 501 (c)(3) of the Internal Revenue Code. It engages in charitable activities as determined by its Board of Directors, which consists of Paul Comey, Robert P. Stiller and John Winter. Messrs. Comey and Stiller are executive officers of Green Mountain Coffee Roasters, Inc. Mr. Winter is also an employee of the Company.

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

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, competition, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, Green Mountain's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company has an equity investment in Keurig, Incorporated, a small private company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss. Further, there is a high degree of uncertainty around investment spending for the launch of the Keurig Single-Cup Brewer for the home and results could materially vary depending on Keurig, Incorporated's success in entering the home brewer market. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments

Results of Operations

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2003	April 13, 2002	April 12, 2003	April 13, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.0%	56.8%	56.7%	56.2%
Gross profit	43.0%	43.2%	43.3%	43.8%

Selling and operating expenses	24.9%	25.3%	24.9%	25.6%
General and administrative expenses	8.0%	8.0%	7.4%	7.1%
Operating income	10.1%	9.9%	11.0%	11.1%

Other income	0.1%	0.0%	0.1%	0.0%
Interest expense	(0.5)%	(0.0)%	(0.5)%	(0.2)%
Income before taxes	9.7%	9.9%	10.6%	10.9%

Income tax expense	(4.0)%	(4.1)%	(4.4)%	(4.4)%
Income before equity in net earnings of Keurig, Incorporated	5.7%	5.8%	6.2%	6.5%
Equity in net earnings of Keurig, Incorporated	(1.1)%	-	(0.6)%	-
Net income	4.6%	5.8%	5.6%	6.5%
	===	===	===	===

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Total Company Coffee Pounds Shipped by Sales Channel - Unaudited

Channel	Q2 12 wks. ended 4/12/03	Q2 12 wks. ended 4/13/02	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2 YTD 28 wks. Ended 4/12/03	Q2 YTD 28 wks. Ended 4/13/02	Q2 YTD Y/Y lb. Increase	Q2 YTD % Y/Y lb. Increase
Supermarkets	1,016,000	835,000	181,000	21.7%	2,392,000	2,001,000	391,000	19.5%
Convenience Stores	977,000	985,000	(8,000)	-0.8%	2,496,000	2,178,000	318,000	14.6%
Other Retail	49,000	67,000	(18,000)	-26.9%	152,000	170,000	(18,000)	-10.6%
Restaurants	252,000	261,000	(9,000)	-3.4%	609,000	633,000	(24,000)	-3.8%
Office Coffee Service Distributors	835,000	698,000	137,000	19.6%	1,854,000	1,655,000	199,000	12.0%
Other Food Service	262,000	235,000	27,000	11.5%	604,000	542,000	62,000	11.4%
Consumer Direct	92,000	85,000	7,000	8.2%	262,000	242,000	20,000	8.3%
Totals	3,483,000	3,166,000	317,000	10.0%	8,369,000	7,421,000	948,000	12.8%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Coffee Pounds Shipped by Geographic Region - Unaudited
Region	Q2 12 wks. ended 04/12/03	Q2 12 wks. ended 04/13/02	Q2 Y/Y lb. Increase	Q2 %Y/Y lb. Increase	Q2 YTD 28 wks. Ended 4/12/03	Q2 YTD 28 wks. Ended 4/13/02	Q2 YTD Y/Y lb. Increase	Q2 YTD % Y/Y lb. Increase
Northern New England	1,020,000	975,000	45,000	4.6%	2,424,000	2,203,000	221,000	10.0%
Southern New England	682,000	674,000	8,000	1.2%	1,649,000	1,586,000	63,000	4.0%
Mid-Atlantic	1,033,000	876,000	157,000	17.9%	2,406,000	2,107,000	299,000	14.2%
South Atlantic	322,000	311,000	11,000	3.5%	768,000	655,000	113,000	17.3%
South Central	108,000	112,000	(4,000)	-3.6%	373,000	312,000	61,000	19.6%
Midwest	125,000	107,000	18,000	16.8%	275,000	252,000	23,000	9.1%
West	153,000	88,000	65,000	73.9%	400,000	251,000	149,000	59.4%
International	40,000	23,000	17,000	73.9%	74,000	55,000	19,000	34.5%
Totals	3,483,000	3,166,000	317,000	10.0%	8,369,000	7,421,000	948,000	12.8%

Note : The allocation by region of coffee pounds shipped to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated.

Twelve weeks ended April 12, 2003 versus twelve weeks ended April 13, 2002

Net sales increased by $3,298,000, or 14.3%, to $26,311,000 for the twelve weeks ended April 12, 2003 (the "2003 period"), as compared to the twelve weeks ended April 13, 2002 (the "2002 period"). Coffee pounds shipped increased by approximately 317,000 pounds, or 10.0%, to approximately 3,483,000 pounds in the 2003 period. The pounds increase was strongest in the supermarket channel (+181,000 lbs), due to the addition of new customers, Wild Oats Markets Inc. and Costco. Sales to the Office Coffee Service ("OCS") channel showed a strong recovery from 2002 low growth levels, with a quarter-over-quarter growth of 137,000 lbs. The growth in OCS was strong, due to strong Keurig® K-Cups® sales in general and the roll-out of K-Cups to ARAMARK customers. There was no growth in the convenience store channel due to unusually strong sales to McLane Company, Inc. ("McLane") in the 2002 period. Sales dollars grew faster than pounds shipped in the 2003 period due to a shift in sales mix to a higher percentage of sales of K-Cups, which carry a higher average selling price per pound and the introduction of Celestial Seasonings® Teas in K-Cups.

Gross profit increased by $1,374,000, or 13.8%, to $11,313,000 for the 2003 period. As a percentage of net sales, gross profit decreased 0.2 percentage points to 43.0% for the 2003 period. The decrease was primarily attributable to a change in sales mix and increased distribution costs, following a rate increase charged by third-party shipping companies as well as increased pounds shipped via those carriers to West Coast customers.

Selling and operating expenses increased by $743,000, or 12.8%, to $6,563,000 for the 2003 period. This increase was primarily due to market tests of the Keurig® Single-Cup Brewer for the home as well as seasonal billable equipment service expenses. General and administrative expenses increased by $269,000, or 14.7%, to $2,105,000 for the 2003 period. As a percentage of sales, operating expenses decreased 0.4 percentage points to 32.9% for the 2003 period. Severance costs related to the departure of the prior chief financial officer accounted for $217,000 of this dollar increase.

As a result of the foregoing, operating income increased by $362,000, or 15.8%, to $2,645,000 for the 2003 period.

Interest expense increased by $108,000 to $126,000 for the 2003 period. This increase is due to higher debt balances associated with the Keurig investment in fiscal 2002. In the 2003 period and the 2002 period, we capitalized $30,000 and $49,000, respectively, of interest expense associated with investments in production equipment currently classified as construction in progress (primarily the installation of the bowl roasters and related conveyance and storage equipment).

Income tax expense increased $112,000, or 11.9%, to $1,055,000 for the 2003 period. The effective tax rate for the 2003 period was 41.5%.

We adopted the equity method of accounting for our investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as our Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Our percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at April 12, 2003. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain.

The equity in the net earnings of Keurig in the 2003 period was a loss of $289,000 or $0.04 per diluted share. This Keurig loss is primarily due to the ramp-up of sales and marketing expenditures related to the Keurig Single-Cup Brewer for the home.

Net income decreased by $128,000, or 9.7%, to $1,198,000 in the 2003 period. Earnings per diluted share were $0.17 in the 2003 period as compared to $0.18 in the 2002 period.

Twenty-eight weeks ended April 12, 2003 versus twenty-eight weeks ended April 13, 2002

Net sales increased by $7,508,000, or 13.6%, to $62,878,000 for the twenty-eight weeks ended April 12, 2003 (the "2003 YTD period"), as compared to the twenty-eight weeks ended April 13, 2002 (the "2002 YTD period"). Coffee pounds shipped increased by approximately 948,000 pounds, or 12.8%, to approximately 8,369,000 pounds in the 2003 YTD period. The pounds increase was strongest in the supermarket channel (+19.5%) due to the addition of new customers. The convenience store channel grew 14.6% largely due to the strong seasonal sales to McLane Company, Inc. ("McLane") in the first quarter of 2003. As explained above, the Office Coffee Service ("OCS") regained momentum and grew 12.0%.

Gross profit increased by $2,984,000, or 12.3%, to $27,225,000 for the 2003 YTD period. As a percentage of net sales, gross profit decreased 0.5 percentage points to 43.3% for the 2003 YTD period. The decrease was primarily attributable to increased distribution and merchandising costs, a change in sales mix and an increase in green coffee costs.

Selling and operating expenses increased by $1,513,000, or 10.7%, to $15,673,000 for the 2003 YTD period. General and administrative expenses increased by $734,000, or 18.6%, to $4,670,000 for the 2003 YTD period. As a percentage of sales, operating expenses decreased 0.4 percentage points to 32.3% for the 2003 YTD period. Expenses related to management changes (including severance costs) accounted for $581,000 of the dollar increase in operating expenses.

Interest expense increased by $226,000 to $321,000 for the 2003 YTD period. This increase is due to higher debt balances associated with the Keurig investment which took place in fiscal 2002. In the 2003 YTD and the 2002 YTD periods, we capitalized $67,000 and $49,000 of interest expense, respectively.

Income tax expense increased $285,000, or 11.5%, to $2,756,000 for the 2003 YTD period. The effective tax rate in 2003 was 41.5%, up from 40.9% in 2002. We reduced our valuation allowance on our Vermont Manufacturer's tax credit by $45,000 and $30,000 during the 2003 and the 2002 YTD period, respectively. The ultimate amount of this credit that we will be able to use is dependent on many factors, including: the amount of taxable income being generated, the percentage of income that is allocable to the State of Vermont and, the number of disqualifying dispositions of stock options.

The equity in the net earnings of Keurig in the 2003 YTD period was a loss of $373,000 or $0.05 per diluted share. The Keurig loss is primarily due to the ramp-up of sales and marketing expenditures related to the Keurig Single-Cup Brewer for the home.

Net income decreased by $60,000, or 1.7%, to $3,512,000 in the 2003 YTD period. Earnings per diluted share remained unchanged at $0.49.

Liquidity and Capital Resources

Working capital increased $1,279,000 to $7,184,000 at April 12, 2003 from $5,905,000 at September 28, 2002. This increase is primarily due to increased accounts receivable and inventories. Accounts receivable were high due to the sales volume increase in the last weeks of the 2003 period. Green coffee inventory was unusually high at April 12, 2003 (+$683,000 over the 2002 year-end level), as Green Mountain decided to build up green coffee inventory before the outset of the war in Iraq.

Net cash provided by operating activities decreased by $2,128,000, or 30.3%, to $4,899,000 in the 2003 YTD period. Cash flows from operations were used to fund capital expenditures in both periods.

During the 2003 YTD period, Green Mountain had capital expenditures of $3,423,000, including $1,554,000 for production equipment, $784,000 for computer equipment and software, $859,000 for loaner equipment, $124,000 for vehicles and $102,000 for leasehold improvements and fixtures.

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

In the 2003 YTD period, cash flow from financing activities included $895,000 generated from the exercise of employee stock options, up from $519,000 in the 2002 YTD period. In addition, cash flow from operating activities included a $392,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $302,000 in the 2002 YTD period. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

In the first fiscal quarter of 2003, Green Mountain repurchased 19,281 of its own common shares at a cost of $286,000.

On August 30, 2002, Green Mountain entered into a new syndicated credit facility with Fleet Bank and BankNorth N.A. This facility includes an equipment line of credit of up $5,000,000 and a revolving line of credit of up to $12,500,000, which is subject to a borrowing base formula, and matures in 2005. On April 12, 2003, $2,140,000 was outstanding under the revolving line of credit, and, based on the borrowing base formula, the remaining amount available was $14,071,000 (including the $5,000,000 specific equipment line). The credit facility is subject to quarterly covenants and Green Mountain was in compliance with these covenants at April 12, 2003. Also part of this credit facility is a $15,000,000 term loan that is being paid back in quarterly installments of $750,000 and expires in 2007. The outstanding balance on the term loan at April 12, 2003 was $12,750,000.

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

We believe that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements through fiscal 2003.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2003, remaining	$ 845,000	$ 676,000	$ 8,564,000	$ 10,085,000
2004	3,106,000	1,104,000	3,775,000	7,985,000
2005	5,175,000	1,023,000	1,138,000	7,336,000
2006	3,020,000	833,000	-	3,853,000
2007	3,000,000	626,000	-	3,626,000
Thereafter	-	2,258,000	-	2,258,000
Total	$ 15,146,000	$ 6,520,000	$ 13,477,000	$ 35,143,000

Outlook

We anticipate growth in dollar sales and coffee pounds shipped to be in the range of 10% to 15% for the third fiscal quarter of 2003 and the full 2003 fiscal year. We expect growth in the convenience store channel to rebound in the second half of 2003.

In the third quarter of 2003 and for the full 2003 year, we expect to achieve operating income of  9 to 11 percent of sales.

We anticipate our tax rate to remain at 41.5% for the remainder of the fiscal year.

We currently expect the negative impact of Keurig earnings to range from $0.03 to $0.05 per diluted share for the third fiscal quarter and from $0.12 to $0.16 per diluted shares for fiscal 2003 as a whole. Results from Keurig could be materially different from this estimate. Keurig is a small private company which can have significant quarterly operating income fluctuations. Further, there will be a high degree of uncertainty around investment spending given Keurig's strategic launch of the Keurig Single-Cup Brewer for the home.

Diluted earnings per share is expected to be in the range of $0.18 to $0.22 for the third quarter of fiscal 2003 and $0.84 to $0.88 for the full fiscal year.

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

Expected maturity date	2003, remaining	2004	2005	2006	2007	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	$750	$3,000	$5,140	$1,000	-	-	$9,890
Average interest rate	3.06%	3.06%	2.92%	3.06%	-	-	-
Fixed rate (in thousands)	$95	$106	$35	$2,020	$3,000	-	$5,256
Average interest rate	4.16%	3.02%	0%	5.19%	5.25%	-	-

There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 24, 2002.

At April 12, 2003, the Company had $9,890,000 of debt subject to variable interest rates (the lower of Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis point increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $99,000 on an annualized basis.

The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap has a notional amount of $5,000,000 and matures on July 1, 2007. The effect of the swap is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 3.495% plus a margin based on a performance price structure. For the twelve and twenty-eight week periods ended April 12, 2003, the Company paid $25,000 and $30,000, respectively, in additional interest expense pursuant to the swap agreement.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At April 12, 2003, the Company estimates it would have paid $129,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of swap is classified in accumulated other comprehensive income.

Item 4. Controls and Procedures

Within 90 days of the filing of this report, the Company's Chief Executive Officer, Interim Chief Financial Officer and Controller have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, our Chief Executive Officer, Interim Chief Financial Officer and Controller concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant held its 2003 Annual Meeting of Stockholders on March 20, 2003 at the Company's offices located at 81 Demeritt Place in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

(b-c) At the Annual Meeting the stockholders voted as follows on the following matter:

VOTES

Proposal 1 - to approve and adopt the Company's 2002 Deferred Compensation Plan

For                    Against              Abstain

6,423,151          119,558 22,348

Proposal 2 - Election of Directors

Nominee	For	Withheld
Robert P. Stiller (Class I)	6,275,429	289,628
William D. Davis (Class I)	6,469,356	95,701
Jules A. del Vecchio (Class I)	6,513,098	51,959

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Certificate of Incorporation, as Amended1
3.2 Bylaws2
99.1 Certification of Chief Executive Officer
99.2 Certification of Interim Chief Financial Officer
99.3 Certification of Controller

(b) A report on Form 8-K was filed on April 3, 2003 to announce the appointment of Frances G. Rathke as Interim Chief Financial Officer.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	5/22/2003	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	5/22/2003	By /s/ Frances G. Rathke
Frances G. Rathke,
Interim Chief Financial Officer

Date:	5/22/2003	By /s/ Valerie D. Jennings
Valerie D. Jennings,
Controller

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

Date: May 22, 2003                                                                    /s/ Robert P. Stiller
                                                                                                     Robert P. Stiller
                                                                                                     Chief Executive Officer

I, Frances G. Rathke, Interim Chief Financial Officer of Green Mountain Coffee Roasters, Inc., certify that:

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

Date: May 22, 2003                                                                                     /s/ Frances G. Rathke
                                                                                                                     Frances G. Rathke
                                                                                                                     Interim Chief Financial Officer

I, Valerie D. Jennings, Controller of Green Mountain Coffee Roasters, Inc., certify that:

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

Date: May 22, 2003                                                                                     /s/ Valerie Jennings
                                                                                                                    Valerie Jennings
                                                                                                                     Controller