Form 10-Q
period 2003-07-05
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2003-08-19
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended July 5, 2003

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

YES [ ] NO [ Ö ]

         6,977,349 shares of the Registrant's Common Stock were outstanding as of August 1, 2003.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	July 5, 2003	September 28, 2002
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$ 348	$ 800
Receivables, less allowances of $377 and $351 at July 5, 2003, and September 28, 2002, respectively	10,477	9,132
Inventories	7,087	5,876
Other current assets	1,312	789
Income taxes receivable	234	528
Deferred income taxes, net	600	546
Total current assets	20,058	17,671

Fixed assets, net	21,974	20,834
Investment in Keurig, Incorporated	13,801	14,491
Goodwill and other intangibles	1,446	1,465
Other long-term assets	285	226

	$ 57,564	$ 54,687
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,147	$ 3,193
Accounts payable	5,033	6,271
Accrued compensation costs	2,203	1,031
Accrued expenses	1,887	1,271
Total current liabilities	12,270	11,766

Long-term debt	9,063	12,079
Long-term line of credit	1,640	3,130
Deferred tax liability	1,412	647
Other long-term liabilities	157	-

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,120,816 and 7,956,872 shares at July 5, 2003 and September 28, 2002, respectively	812	795
Additional paid-in capital	21,244	19,793
Retained earnings	19,518	14,648
Accumulated other comprehensive (loss)	(104)	(12)
ESOP unallocated shares, at cost - 41,121 and 40,941 shares at July 5, 2003 and September 28, 2002, respectively	(1,112)	(1,109)
Treasury shares, at cost - 1,157,554 and 1,138,273 shares at July 5, 2003 and September 28, 2002, respectively	(7,336)	(7,050)
Total stockholders' equity	33,022	27,065

	$ 57,564	$ 54,687
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Twelve weeks ended
	July 5, 2003	July 6, 2002
	(unaudited)

Net sales	$ 26,344	$ 22,989
Cost of sales	14,940	13,221
Gross profit	11,404	9,768

Selling and operating expenses	6,421	5,438
General and administrative expenses	2,028	1,852
Operating income	2,955	2,478

Other income	34	(47)
Interest expense	(125)	(92)
Income before income taxes	2,864	2,339

Income tax expense	(1,189)	(877)
Income before equity in net earnings of Keurig, Incorporated	1,675	1,462
Equity in net earnings of Keurig, Incorporated	(317)	(21)

Net income	$ 1,358	$ 1,441
	====	====
Basic income per share:
Weighted average shares outstanding	6,912,388	6,700,782
Net income	$ 0.20	$ 0.22

Diluted income per share:
Weighted average shares outstanding	7,310,142	7,303,450
Net income	$ 0.19	$ 0.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Forty weeks ended
	July 5, 2003	July 6, 2002
	(unaudited)

Net sales	$ 89,222	$ 78,359
Cost of sales	50,593	44,350
Gross profit	38,629	34,009

Selling and operating expenses	22,094	19,598
General and administrative expenses	6,698	5,788
Operating income	9,837	8,623

Other income (expense)	114	(54)
Interest expense	(446)	(187)
Income before income taxes	9,505	8,382

Income tax expense	(3,945)	(3,348)
Income before equity in net earnings of Keurig, Incorporated	5,560	5,034
Equity in net earnings of Keurig, Incorporated	(690)	(21)

Net income	$ 4,870	$ 5,013
	====	====
Basic income per share:
Weighted average shares outstanding	6,840,287	6,666,043
Net income	$ 0.71	$ 0.75

Diluted income per share:
Weighted average shares outstanding	7,231,112	7,283,448
Net income	$ 0.67	$ 0.69

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Forty weeks ended
	July 5, 2003	July 6, 2002	July 5, 2003	July 6, 2002

Net income	$ 1,358	$ 1,441	$ 4,870	$ 5,013
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(40)	(34)	(92)	(83)
Losses/ (gains) on derivatives designated as cash flow hedges included in net income	2	88	(12)	255
Other comprehensive (loss)/ income	(38)	54	(104)	172
Comprehensive income	$ 1,320	$ 1,495	$ 4,766	$ 5,185
	====	====	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended July 5, 2003
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 28, 2002	7,956,872	$ 795	$ 19,793	$14,648	$ (12)	(1,138,273)	$(7,050)	(40,941)	$(1,109)	$ 27,065
Options exercised	139,239	15	660	-	-	-	-	-	-	675
Issuance of common stock under employee stock purchase plan	24,705	2	272	-	-	-	-	-	-	274
Treasury stock purchases	-	-	-	-	-	(19,281)	(286)	-	-	(286)
Tax benefit from exercise of options	-	-	477	-	-	-	-	-	-	477
Deferred compensation and non- employee compensation expense	-	-	42	-	-	-	-	-	-	42
Other comprehensive loss, net of tax	-	-	-	-	(92)	-	-	-	-	(92)
Purchase of unallocated ESOP shares	-	-	-	-	-	-	-	(180)	(3)	(3)
Net income	-	-	-	4,870	-	-	-	-	-	4,870

Balance at July 5, 2003	8,120,816	$ 812	$ 21,244	$19,518	$ (104)	(1,157,554)	$(7,336)	(41,121)	$(1,112)	$ 33,022
	====	==	===	===	===	====	===	===	===	===

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Forty weeks ended
	July 5, 2003	July 6, 2002
	(unaudited)

Cash flows from operating activities:
Net income	$ 4,870	$ 5,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,476	3,076
Gain on disposal of fixed assets	(114)	(11)
Provision for doubtful accounts	307	275
Change in fair value in interest rate swap	157	-
Change in fair value in futures derivatives	6	(285)
Change in accumulated other comprehensive income	(92)	172
Tax benefit from exercise of non-qualified options	477	457
Equity in net earnings of Keurig, Incorporated	690	21
Deferred income taxes	711	520
Deferred compensation and non-employee compensation	42	-
Changes in assets and liabilities:
Receivables	(1,652)	(125)
Inventories	(1,211)	481
Income tax receivable	294	424
Other current assets	(523)	(370)
Other long-term assets, net	(59)	26
Accounts payable	(1,238)	(764)
Accrued compensation costs	1,172	82
Accrued expenses	610	157
Net cash provided by operating activities	7,923	9,149

Cash flows from investing activities:
Investment in Keurig, Incorporated	-	(14,604)
Capital expenditures for fixed assets	(5,057)	(6,780)
Proceeds from disposals of fixed assets	574	538
Net cash used for investing activities	(4,483)	(20,846)

Cash flows from financing activities:
Proceeds from issuance of common stock	949	603
Purchase of treasury shares	(286)	(21)
Sale (purchase) of unallocated ESOP shares	(3)	5
Proceeds from issuance of debt	90	5,000
Repayment of long-term debt	(3,152)	(783)
Net change in revolving line of credit	(1,490)	6,340
Net cash (used for) provided by financing activities	(3,892)	11,144

Net increase in cash and cash equivalents	(452)	(553)
Cash and cash equivalents at beginning of period	800	979
Cash and cash equivalents at end of period	$ 348	$ 426
	===	===

Non cash activities - release of ESOP shares to participants	-	$ 400

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the twelve and forty week periods ended July 5, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003.

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

2. Inventories

          Inventories consisted of the following at:
	July 5, 2003	September 28, 2002
Raw materials and supplies	$ 4,374,000	$ 3,332,000
Finished goods	2,713,000	2,544,000
	$ 7,087,000	$ 5,876,000
	====	====

 Inventory values above are presented net of $142,000 and $234,000 of obsolescence reserves at July 5, 2003 and September 28, 2002, respectively.

At July 5, 2003, the Company had approximately $14,393,000 in green coffee purchase commitments, of which approximately 77% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.64 per pound and a price of $11 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Forty weeks ended
	July 5, 2003	July 6, 2002	July 5, 2003	July 6, 2002
Numerator - basic and diluted earnings per share : Net income	$ 1,358	$ 1,441	$ 4,870	$ 5,013
Denominator:	====	====	====	====
Basic earnings per share - weighted average shares outstanding	6,912,388	6,700,782	6,840,287	6,666,043
Effect of dilutive securities - stock options	397,754	602,668	390,825	617,405
Diluted earnings per share - weighted average shares outstanding	7,310,142	7,303,450	7,231,112	7,283,448
	====	====	====	====
Basic earnings per share	$ 0.20	$ 0.22	$ 0.71	$ 0.75
Diluted earnings per share	$ 0.19	$ 0.20	$ 0.67	$ 0.69

For the twelve weeks ended July 5, 2003 and July 6, 2002, options to purchase 183,000 and 70,000 respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At July 5, 2003, the Company held outstanding futures contracts with a fair market value of $(21,000). These futures contracts are hedging coffee purchase commitments that take place in the next six months and the related gains and losses will be reflected in cost of sales in the next three fiscal quarters when the related finished goods inventory is sold. At September 28, 2002, the Company held futures contracts with a total fair market value of $(14,000).

  At July 5, 2003, deferred losses on futures contracts designated as cash flow hedges amounted to $18,000 ($11,000 net of taxes). These deferred losses are classified in accumulated other comprehensive income. In the twelve and forty weeks ended July 5, 2003, total losses and gains on futures contracts (gross of tax) included in cost of sales amounted to $(3,000) and $17,000, respectively. In the twelve and forty week periods ended July 6, 2002, total losses on futures (gross of tax) included in cost of sales amounted to $150,000 and $434,000, respectively.

  The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap has a notional amount of $5,000,000 and matures on July 1, 2007. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet. For the twelve and forty weeks ended July 5, 2003, the Company paid $26,000 and $56,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 5, 2003, the Company estimates it would have paid $157,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of July 5, 2003 and September 28, 2002, the shares of Common Stock owned by the Company represent approximately 49.72% and 49.93% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% and 41.9% of Keurig's common equivalent shares, respectively. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002. Due to the timing of the Company's investment in common stock of Keurig in the first two quarters of fiscal 2002, the retroactive application of equity method accounting to the results of the Company would not be material.

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

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. At June 30, 2003 and September 28, 2002, the Company had royalties payable to Keurig of  $789,000 and $595,000, respectively.

  Keurig is on a calendar fiscal year-end. The Company has included in its income for the twelve week period ended July 5, 2003 the Company's equity interest in the second calendar fiscal quarter of Keurig's earnings (April 1, 2003 through June 30, 2003), without giving effect to the differences between the duration of the Company's second fiscal quarter (12 weeks) and Keurig's second calendar fiscal quarter (13 weeks). During the twelve and forty weeks ended July 5, 2003, the net equity impact of Keurig's earnings was ($317,000) and $(690,000), respectively. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  Summarized unaudited financial information for Keurig (which is on a calendar fiscal year) is as follows:

Income Statement Information for the Three Months ended June 30, 2003 Dollars in thousands

Revenues	$ 6,070
Cost of goods sold	$ 2,868
Selling, general, and administrative expenses	$ 3,948
Operating income	$ (746)
Net income	$ (700)

Income Statement Information for the Nine Months ended June 30, 2003 Dollars in thousands

Revenues	$ 15,531
Cost of goods sold	$ 6 ,651
Selling, general, and administrative expenses	$ 10,594
Operating income	$ (1,714)
Net income	$ (1,791)

Financial Position Information as of June 30, 2003 Dollars in thousands

Current assets	$ 9,928
Property, plant and equipment, net	$ 5,616
Other assets	$ 368
Total assets	$ 15,912
Current liabilities	$ 2,999
Noncurrent liabilities	$ 104
Redeemable preferred stock	$ 17,777
Shareholders' equity	$ (4,968)

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
Dollars in thousands	Forty weeks ended July 6, 2002

Net sales	$ 78,359
Operating income	$ 8,623
Income before equity in net earnings of Keurig, Incorporated	$ 4,761
Equity in net earnings of Keurig, Incorporated	$ 105
Net income	$ 4,866
Basic income per share	$ 0.73
Diluted income per share	$ 0.67

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

  In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  The Company is currently evaluating the effects of the recent pronouncement, including the Company's investment in Keurig, Incorporated. The Company's maximum exposure related to Keurig is the current carrying value of the investment.

  In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FAS 149") which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The Company is currently assessing the financial impact of adopting FAS 149 in fiscal year 2003.

  In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150").  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.   The provisions on this statement will have no impact on the statement of financial position of the Company.

  Employee Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants in the first fiscal quarter of 2003, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the twelve and forty weeks ended July 5, 2003, and July 6, 2002 would have decreased to the pro forma amounts indicated below:

		Twelve weeks ended		Forty weeks ended
		July 5, 2003	July 6, 2002	July 5, 2003	July 6, 2002
Net income:	As reported	$ 1,358	$ 1,441	$ 4,870	$ 5,013
	Proforma	1,217	1,186	4,172	4,164
Diluted net income per share:	As Reported	0.19	0.20	0.67	0.69
	Proforma	0.17	0.16	0.58	0.57

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years and 3 years; an average volatility of 61% and 56%; no dividend yield; and a risk-free interest rate averaging 2.97% and 3.13%, for the grants issued during the forty weeks ended July 5, 2003 and July 6, 2002, respectively. The weighted-average fair values of options granted during the forty weeks ended July 5, 2003 and July 6, 2002 are $8.20 and $9.82, respectively.

The fair value of the employees' purchase rights under the Company's Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the forty weeks ended July 5, 2003 and July 6, 2002: an expected life of six months; expected volatility of 63% and 56% respectively; and an average risk-free interest rate of 1.00%, and 1.96%, respectively. The weighted average fair value of those purchase rights granted were $9.16 and $7.30 for the forty weeks ended July 5, 2003 and July 6, 2002, respectively

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In each of the forty week periods ended July 5, 2003 and July 6, 2002, the Company recorded compensation costs of $154,000, to accrue for anticipated stock distributions under the ESOP. On July 5, 2003, the ESOP held 41,121 unearned shares at an average cost of $27.10.

  Income Taxes

  The Company benefits from a manufacturer's investment tax credit from the State of Vermont expiring in 2004. At July 5, 2003, the deferred tax asset of $336,000 is reported net of a valuation allowance amounting to $1,485,000. During the forty weeks ended July 5, 2003 and July 6, 2002, the Company reduced the valuation allowance on the deferred tax asset arising from its Vermont tax credit by $116,000 and $155,000, respectively, based primarily upon estimates of future taxable income; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options.

  Related party transactions

The Company uses travel services provided by Heritage Flight, a company which provides charter air services. On September 25, 2002, Mr. Stiller, the CEO of Green Mountain Coffee Roasters, Inc, purchased 100% of the ownership of Heritage Flight, now known as ElanAir, Inc., dba Heritage Flight. During the twelve and forty weeks ended July 5, 2003, Heritage Flight billed the Company the amount of $69,000 and $327,000, respectively, for various travel services. During the twelve and forty weeks ended July 6, 2002, Heritage Flight billed the Company the amount of $176,000 and $297,000, respectively, for various travel services.

The Company recorded in cost of sales royalties in the amount of $1,208,000 and $1,174,000 for the fiscal quarters ended July 5, 2003 and July 6, 2002, respectively, to a related party.

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

We purchase an increasing amount of green coffee from specifically identified farms, estates, cooperatives and cooperative groups. So far in fiscal 2003, close to 39% of green coffee purchases were "farm-identified," up from 34% in fiscal 2002. The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period the Company needs this green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels.

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

In addition, the Company has an equity investment in Keurig, Incorporated, a small private company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss. Further, there is a high degree of uncertainty with respect to Keurig's spending for the launch of the Keurig Single-Cup Brewer for the home and results could materially vary depending on Keurig, Incorporated's success in entering the home brewer market and its ability to secure adequate financing to support this launch. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Results of Operations

	Twelve weeks ended		Forty weeks ended
	July 5, 2003	July 6, 2002	July 5, 2003	July 6, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.7%	57.5%	56.7%	56.6%
Gross profit	43.3%	42.5%	43.3%	43.4%

Selling and operating expenses	24.4%	23.7%	24.8%	25.0%
General and administrative expenses	7.7%	8.0%	7.5%	7.4%
Operating income	11.2%	10.8%	11.0%	11.0%

Other income (expense)	0.1%	(0.2)%	0.1%	(0.1)%
Interest expense	(0.4)%	(0.4)%	(0.5)%	(0.2)%
Income before taxes	10.9%	10.2%	10.6%	10.7%

Income tax expense	(4.5)%	(3.8)%	(4.4)%	(4.3)%
Income before equity in net earnings of Keurig, Incorporated	6.4%	6.4%	6.2%	6.4%
Equity in net earnings of Keurig, Incorporated	(1.2)%	(0.1)%	(0.7)%	(0.0)%
Net income	5.2%	6.3%	5.5%	6.4%
	====	====	====	====

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Total Company Coffee Pounds Shipped by Sales Channel - Unaudited
Channel	Q3 12 wks. ended 7/5/03	Q3 12 wks. ended 7/6/02	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3 YTD 40 wks. Ended 7/5/03	Q3 YTD 40 wks. Ended 7/6/02	Q3 YTD Y/Y lb. Increase	Q3 YTD % Y/Y lb. Increase
Supermarkets	1,043,000	818,000	225,000	27.5%	3,435,000	2,819,000	616,000	21.9%
Convenience Stores	1,022,000	998,000	24,000	2.4%	3,518,000	3,176,000	342,000	10.8%
Other Retail	61,000	61,000	-	-	213,000	231,000	(18,000)	-7.8%
Restaurants	263,000	265,000	(2,000)	-0.8%	872,000	898,000	(26,000)	-2.9%
Office Coffee Service Distributors	753,000	676,000	77,000	11.4%	2,607,000	2,331,000	276,000	11.8%
Other Food Service	244,000	205,000	39,000	19.0%	848,000	747,000	101,000	13.5%
Consumer Direct	92,000	82,000	10,000	12.2%	354,000	324,000	30,000	9.3%
Totals	3,478,000	3,105,000	373,000	12.0%	11,847,000	10,526,000	1,321,000	12.5%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Coffee Pounds Shipped by Geographic Region - Unaudited
Region	Q3 12 wks. ended 7/5/03	Q3 12 wks. ended 7/6/02	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3 YTD 40 wks. Ended 7/5/03	Q3 YTD 40 wks. Ended 7/6/02	Q3 YTD Y/Y lb. Increase	Q3 YTD % Y/Y lb. Increase
Northern New England	1,038,000	1,007,000	31,000	3.1%	3,462,000	3,210,000	252,000	7.9%
Southern New England	687,000	659,000	28,000	4.2%	2,336,000	2,245,000	91,000	4.1%
Mid-Atlantic	1,011,000	846,000	165,000	19.5%	3,417,000	2,953,000	464,000	15.7%
South Atlantic	322,000	284,000	38,000	13.4%	1,090,000	939,000	151,000	16.1%
South Central	132,000	115,000	17,000	14.8%	505,000	427,000	78,000	18.3%
Midwest	134,000	113,000	21,000	18.6%	409,000	365,000	44,000	12.1%
West	141,000	69,000	72,000	104.3%	541,000	320,000	221,000	69.1%
International	13,000	12,000	1,000	8.3%	87,000	67,000	20,000	29.9%
Totals	3,478,000	3,105,000	373,000	12.0%	11,847,000	10,526,000	1,321,000	12.5%

Note: The allocation by region of coffee pounds shipped to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated.

Twelve weeks ended July 5, 2003 versus twelve weeks ended July 6, 2002

Net sales increased by $3,355,000, or 14.6%, to $26,344,000 for the twelve weeks ended July 5, 2003 (the "2003 period"), as compared to the twelve weeks ended July 6, 2002 (the "2002 period"). Coffee pounds shipped increased by approximately 373,000 pounds, or 12.0%, to approximately 3,478,000 pounds in the 2003 period. The pounds increase was strongest in the supermarket channel, which increased 225,000 lbs, due to the addition of new customers, Wild Oats Markets, Inc. and Costco. Sales to the Office Coffee Service ("OCS") channel continued to recover from 2002 low growth levels, with a quarter-over-quarter growth of 77,000 lbs. The growth in OCS was strong, due to increased Green Mountain K-Cup® sales in general and the roll-out of K-Cups to ARAMARK customers. There was no growth in the convenience store channel due to unusually strong sales to McLane Company, Inc. ("McLane") in the 2002 period. Growth in the convenience store channel is expected to resume in the fourth fiscal quarter of 2003. Sales dollars grew faster than pounds shipped in the 2003 period due to a shift in sales mix to a higher percentage of sales of K-Cups, which carry a higher average selling price per pound and the introduction of Celestial Seasonings® Teas in K-Cups.

Gross profit increased by $1,636,000, or 16.7%, to $11,404,000 for the 2003 period. As a percentage of net sales, gross profit increased 0.8 percentage points to 43.3% for the 2003 period. Slightly higher green coffee costs were more than offset by favorable changes in sales mix.

Selling and operating expenses increased by $983,000, or 18.1%, to $6,421,000 for the 2003 period. This increase was primarily due to market tests of the Keurig® Single-Cup Brewer for the home as well as higher variable compensation costs of the sales force as compared to the same period last year. General and administrative expenses increased by $176,000, or 9.5%, to $2,028,000 for the 2003 period.

As a result of the foregoing, operating income increased by $477,000, or 19.2%, to $2,955,000 for the 2003 period. As a percentage of sales, operating income improved 0.4% to 11.2%.

Interest expense increased by $33,000 to $125,000 for the 2003 period. This increase is due to higher debt balances associated with the Keurig investment in fiscal 2002. In the 2003 period and the 2002 period, we capitalized $35,000 and $44,000, respectively, of interest expense associated with investments in production equipment currently classified as construction in progress.

Income tax expense increased $312,000, or 35.6%, to $1,189,000 for the 2003 period. The effective tax rate for the 2003 period was 41.5%. The tax rate in the 2002 period was only 37.5% because of a large reduction in the valuation allowance related to the Vermont manufacturer's tax credit.

We adopted the equity method of accounting for our investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as our Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Our percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at July 5, 2003. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain.

The equity in the net earnings of Keurig in the 2003 period was a loss of $317,000 or $0.04 per diluted share. This Keurig loss is primarily due to the ramp-up of sales and marketing expenditures related to the Keurig Single-Cup Brewer for the home. In the 2002 period, the equity in Keurig's net earnings was a loss of $21,000.

Despite an improvement in gross margin and expenses growing at a lower rate than sales, net income decreased by $83,000, or 5.8%, to $1,358,000 in the 2003 period due to the effect of Keurig's loss and a higher tax rate. Earnings per diluted share were $0.19 in the 2003 period as compared to $0.20 in the 2002 period.

Forty weeks ended July 5, 2003 versus forty weeks ended July 6, 2002

Net sales increased by $10,863,000, or 13.9%, to $89,222,000 for the forty weeks ended July 5, 2003 (the "2003 YTD period"), as compared to forty weeks ended July 6, 2002 (the "2002 YTD period"). Coffee pounds shipped increased by approximately 1,321,000 pounds, or 12.5%, to approximately 11,847,000 pounds in the 2003 YTD period. The pounds increase was strongest in the supermarket channel (+21.9%) due to the addition of new customers. The convenience store channel grew 10.8% largely due to the strong seasonal sales to McLane Company, Inc. ("McLane") in the first quarter of 2003. As explained above, the Office Coffee Service ("OCS") regained momentum and grew 11.8%.

Gross profit increased by $4,620,000, or 13.6%, to $38,629,000 for the 2003 YTD period. As a percentage of net sales, gross profit decreased 0.1 percentage points to 43.3% for the 2003 YTD period.

Selling and operating expenses increased by $2,496,000, or 12.7%, to $22,094,000 for the 2003 YTD period. General and administrative expenses increased by $910,000, or 15.7%, to $6,698,000 for the 2003 YTD period. Expenses related to management changes in the first two quarters of the fiscal year (including severance costs) accounted for $581,000 of the dollar increase in operating expenses.

Interest expense increased by $259,000 to $446,000 for the 2003 YTD period. This increase is due to higher debt balances associated with the Keurig investment which took place in fiscal 2002. In the 2003 YTD and the 2002 YTD periods, we capitalized $102,000 and $93,000 of interest expense, respectively.

Income tax expense increased $597,000, or 17.8%, to $3,945,000 for the 2003 YTD period. The effective tax rate in 2003 was 41.5%, up from 39.9% in 2002. We reduced our valuation allowance on our Vermont Manufacturer's tax credit by $116,000 and $155,000 during the 2003 and the 2002 YTD period, respectively. The ultimate amount of this credit that we will be able to use is dependent on many factors, including: the amount of taxable income being generated, the percentage of income that is allocable to the State of Vermont and, the number of disqualifying dispositions of stock options.

The equity in the net earnings of Keurig in the 2003 YTD period was a loss of $690,000 or $0.10 per diluted share. The Keurig loss is primarily due to the ramp-up of sales and marketing expenditures related to the Keurig® Single-Cup Brewer for the home.

Net income decreased by $143,000, or 2.9%, to $4,870,000 in the 2003 YTD period. Earnings per diluted share were down $0.02 to $0.67.

Liquidity and Capital Resources

Working capital increased $1,883,000 to $7,788,000 at July 5, 2003 from $5,905,000 at September 28, 2002. This increase is primarily due to increased accounts receivable and inventories. Accounts receivable were higher compared to fiscal 2002 year-end due to the sales volume increase in the last weeks of the 2003 period and because of an increase in terms given to certain customers. Green coffee inventory has increased over the course of 2003 (+$648,000 at July 5, 2003 over the 2002 year-end level), because Green Mountain is buying more farm-identified green coffee as it becomes available (after the annual crop), which does not necessarily coincide with the period the Company needs this green coffee to fulfill customer demand. Inventories are likely to increase further as we approach the holiday season and prepare to launch the new Keurig brewer for the home.

Net cash provided by operating activities decreased by $1,226,000, or 13.4%, to $7,923,000 in the 2003 YTD period. Cash flows from operations were used to fund capital expenditures in both periods.

During the 2003 YTD period, Green Mountain had capital expenditures of $5,057,000, including $2,526,000 for production equipment, $1,271,000 for loaner equipment, $926,000 for computer equipment and software, $124,000 for vehicles and $210,000 for leasehold improvements and fixtures.

At July 5, 2003, the balance of fixed assets classified as construction in progress (primarily the installation of the bowl roasters and related conveyance and storage equipment) and therefore not being depreciated in the current period amounted to $5,046,000. The majority of the assets covered in this amount will be ready for production use by the end of fiscal 2003.

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

In the 2003 YTD period, cash flow from financing activities included $949,000 generated from the exercise of employee stock options, up from $603,000 in the 2002 YTD period. In addition, cash flow from operating activities included a $477,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $457,000 in the 2002 YTD period. As options granted under the Company's stock option plans are exercised, the Company will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

In the first fiscal quarter of 2003, Green Mountain repurchased 19,281 of its own common shares at a cost of $286,000.

On August 30, 2002, Green Mountain entered into a new syndicated credit facility with Fleet Bank and Banknorth N.A. This facility includes an equipment line of credit of up $5,000,000 and a revolving line of credit of up to $12,500,000, which is subject to a borrowing base formula, and matures in 2005. On July 5, 2003, $1,640,000 was outstanding under the revolving line of credit, and, based on the borrowing base formula, the remaining amount available was $14,008,000 (including the $5,000,000 specific equipment line). The credit facility is subject to quarterly covenants and Green Mountain was in compliance with these covenants at July 5, 2003. Also part of this credit facility is a $15,000,000 term loan that is being paid back in quarterly installments of $750,000 and expires in 2007. The outstanding balance on the term loan at July 5, 2003 was $12,000,000.

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

We believe that cash flow from operating activities, existing cash and the currently available credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements through calendar 2003.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:
Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2003, remaining	$ 59,000	$ 359,000	$ 5,801,000	$ 6,219,000
2004	3,106,000	1,324,000	6,729,000	11,159,000
2005	4,675,000	1,242,000	1,423,000	7,340,000
2006	3,010,000	1,012,000	110,000	4,132,000
2007	3,000,000	734,000	110,000	3,844,000
Thereafter	-	2,450,000	220,000	2,670,000
Total	$ 13,850,000	$ 7,121,000	$ 14,393,000	$ 35,364,000

Outlook

For the fourth quarter of fiscal 2003, we anticipate growth in dollar sales to be in the range of 14% to 19%. We expect that gross margin will be in the range of 42 to 43 percent. Selling, general and administrative expenses will most likely increase to 32 to 33 percent of sales as we continue to test and start rolling-out our single cup program for the home market. We anticipate our tax rate to remain at 41.5%.

Our equity in the net earnings of Keurig in the fourth quarter should range from a loss of $0.04 to $0.06 per Green Mountain share. Therefore, the fully diluted earnings per share range for the fourth quarter is expected to be $0.15 to $0.18 per share. Results from Keurig could be materially different from this estimate. Keurig is a small private company which can have significant quarterly operating income fluctuations. Further, there will be a high degree of uncertainty around investment spending given Keurig's strategic launch of the Keurig® Single-Cup Brewer for the home.

We currently anticipate making total capital expenditures in the range of $7.0 to $7.5 million in fiscal 2003. We continuously review capital expenditure needs and actual amounts expended may differ from these estimates. In fiscal 2004, depreciation expense is expected to increase up to $1 million over fiscal 2003 levels.

In fiscal 2004, sales and earnings before our equity in the net earnings of Keurig are expected to grow in the range of 10 to 15 percent.

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

Hedge accounting:
We use coffee futures to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" and Note 4 in the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

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

Expected maturity date	2003, remaining	2004	2005	2006	2007	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	-	$3,000	$4,640	$1,000	-	-	$8,640
Average interest rate	-	2.62%	2.75%	2.62%	-	-	-
Fixed rate (in thousands)	$59	$106	$35	$2,010	$3,000	-	$5,210
Average interest rate	3.64%	3.07%	0%	4.97%	5.00%	-	-

There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 24, 2002.

At July 5, 2003, the Company had $8,640,000 of debt subject to variable interest rates (the lower of Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis point increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $86,000 on an annualized basis.

The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap has a notional amount of $5,000,000 and matures on July 1, 2007. The effect of the swap is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 3.495% plus a margin based on a performance price structure. For the twelve and forty week periods ended July 5, 2003, the Company paid $26,000 and $56,000, respectively, in additional interest expense pursuant to the swap agreement.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 5, 2003, the Company estimates it would have paid $157,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of swap is classified in accumulated other comprehensive income.

Item 4. Controls and Procedures

Within 90 days of the filing of this report, the Company's Chief Executive Officer and Interim Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Certificate of Incorporation, as Amended1

3.2 Bylaws2

31.1 Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of  2002,
        Section 302.

31.2 Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002,
        Section 302.

32.1 Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002,
        Section 906.

32.2 Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002,
        Section 906.

(b) The Company filed a Form 8-K on May 15, 2003. The Company furnished its second quarter 2003 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition" under Item 9 "Regulation FD Disclosure." The Company also furnished as an exhibit a letter by the Company's President and Chief Executive Officer, Robert P. Stiller, to the Company's shareholders discussing the Company's investment in Keurig, Incorporated and answering frequently asked questions about Keurig, Incorporated.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	8/19/2003	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	8/19/2003	By /s/ Frances G. Rathke
Frances G. Rathke,
Interim Chief Financial Officer