Form 10-K
period 2003-09-27
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2003-12-22
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 27, 2003

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
Yes [ ]  No [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 12, 2003 was approximately $49,166,000 based upon the closing price of such stock on that date.

As of December 12, 2003, 7,015,317 shares of common stock of the registrant were outstanding. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

 This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K.

PART I

Item 1. Business

Overview

Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain" or "Green Mountain Coffee") is a leader in the specialty coffee industry. The Company sells over 100 coffee selections through a coordinated multi-channel distribution network in its wholesale and consumer direct operations. This distribution network is designed to maximize brand recognition and product availability. The Company is one of the leading specialty coffee companies in its established markets.

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

The Company

The Company is a Delaware corporation formed in July 1993. Until January 1, 2003, it was a holding company whose only asset was the stock of a Vermont corporation named Green Mountain Coffee Roasters, Inc. On January 1, 2003, the Vermont company was merged with and into the Company. At the same time, the Company changed its name from Green Mountain Coffee, Inc., to Green Mountain Coffee Roasters, Inc., which is the name under which the Company has always operated. The purpose of this merger was primarily to simplify tax reporting.

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second, and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. As used herein, unless the context otherwise requires, references to "fiscal 2003," "fiscal 2002" and "fiscal 2001" represent the 52-week periods ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

The Company's corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its e-mail address for investor information is investor.services@gmcr.com. The address of the Company's website is www.GreenMountainCoffee.com.

The Product

Green Mountain roasts high-quality arabica coffees and offers over 100 coffee selections including single-origins, estates, certified organics, Fair Trade, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters® and Newman's Own® Organics brands. The Company carefully selects its coffee beans and then appropriately roasts the coffees to maximize their taste and flavor differences.

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

The Company uses convection air roasters, which it believes offer a higher degree of flexibility than other commercially available roasters. In addition, the Company has developed specific roasting profiles for each bean type and degree of roast to establish a Green Mountain "signature" for that bean type, which the Company calls its appropriate roast®. The Company believes that this roasting process distinguishes it from other specialty coffee companies and has resulted in strong customer-brand loyalty.

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

Green Mountain coffee comes in a variety of packages including whole bean, fractional packages, and single-cup Keurig® portions. The packaging equipment for Keurig K-Cup® portion packs is owned by Green Mountain. Green Mountain pays a royalty to Keurig, Incorporated for each K-Cup sold.

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

Outstanding Customer Service. Green Mountain seeks to create customers for life. The Company believes that coffee is a convenience purchase and utilizes its multi-channel distribution network of wholesale customers to make its coffee widely and easily available to consumers for home or away-from-home consumption.

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

The Company has an online inventory system for its central and regional distribution centers which helps to better serve the Company's customers and to improve the Company's direct-store-delivery process and capability. Green Mountain attempts to maintain at all times adequate levels of inventory to satisfy customer demand. The Company's online ordering application on its website (www.GreenMountainCoffee.com) is fully integrated with the Company's PeopleSoft® Enterprise Resource Planning ("ERP") system and customers receive instantaneous, electronic shipping confirmations for all online orders.

Customer Coffee Education. The Company offers its wholesale customers, employees and vendor partners educational experiences about the origin and preparation of coffee. A series of training programs, tours and manuals, which feature both classroom and hands-on learning experiences is known as "Coffee College." This intensive training covers all aspects of the coffee experience from tree to cup. In fiscal 2003, over 470 employees of Green Mountain's customers attended Coffee College either on site at the Company's Java University located in Waterbury, Vermont or at a customer location in a program known as "Java U to You."

The Company's consumer direct catalog and website provide an overview of the unique qualities of the different coffees from around the world. Both also provide updates on the current coffee crisis and its impact on coffee-farming communities. The Company believes that educational initiatives create an appreciation for Green Mountain coffee and a loyal consumer base.

Individual Employee Development. Green Mountain Coffee Roasters strives to be a highly inclusive and collaborative work environment that stimulates employees' individual growth and personal awareness. Success for the Company comes from employees' personal contribution and willingness to add value to our process and products. The Company offers programs that provide employees the expertise to offer the very best quality in service, fostering long-term relationships. Green Mountain Coffee Roasters believes that dedication to employee training and development is vital to attracting and retaining the most highly performing, qualified, and motivated employees.

The Company has adopted the Appreciative Inquiry (AI) process as one method of business analysis. AI incorporates a highly positive, inclusive and people-centered way of pursuing business development. In 2003, Green Mountain Coffee Roasters held a Summit with approximately 160 employees and 30 external stakeholders. More than 15 teams of employees are exploring ways to positively change the organization. In 2004, more employees will participate in a second Summit to continue this important work.

Green Mountain Coffee Roasters offers an Educational Assistance Plan that provides financial support to employees who are continuing their education. The Company also offers numerous educational workshops and professional seminars, a leadership development program, a series of coffee knowledge classes and many other opportunities including David Allen's Getting Things Done® and personal financial planning. Green Mountain Coffee Roasters supports individual self-awareness through a variety of activities including meditation training.

In connection with the introduction of its Employee Stock Ownership Plan in 1998, Green Mountain initiated a series of business literacy training sessions for its employee owners. The first three sessions concentrated on learning fundamental business concepts. It expands and focuses on the coffee business from tree to cup. The Company also rolled out Committed Engaged Owners "CEO" training to its managers and supervisors. This program focuses on more advanced financial literacy.

Socially Responsible Business Practices. As the worldwide coffee crisis extended into its fourth year, Green Mountain continued to focus attention on supporting its coffee producer partners and the non-profit organizations that work with them. In fiscal year 2003, the Company donated over $180,000 to social and environmental programs in Mexico, Guatemala, Peru, Indonesia, and other coffee-growing countries. Examples of projects include environmental improvements on farms in Mexico and Guatemala with Rainforest Alliance, improvements in coffee milling operations in the war-torn Indonesian region of Aceh, and a new customer-based initiative with Wild Oats Markets, Inc. to construct organic vegetable gardens for coffee-growers in rural Mexico.

In an effort to enhance its impact in coffee source countries, Green Mountain partnered with the U.S. Agency for International Development (USAID) and Ecologic Enterprise Ventures, Inc. ("EEV"), a non-profit organization, to develop a new pre-harvest financing mechanism for sustainable coffee producers. The $1 million award from USAID to EEV will help coffee producers address cash flow needs throughout the year. Green Mountain also expanded partnerships with Heifer International, Inc., and Newman's Own® Organics, and started a new effort with the National Wildlife Federation to use proceeds from the sale of Green Mountain coffee to support social and environmental causes.

The Company contributes 5% of its pretax income to coffee growers and non-governmental organizations ("NGOs") in the form of cash, products, and paid employee time. The Company's cash donations were focused on supporting NGOs in the communities where the Company has facilities and where its employees live and work. Approximately 1,200 organizations benefited from coffee product donations in fiscal year 2003 including libraries, religious organizations, schools, cultural organizations, and social welfare agencies in 41 states. The Company also provides an opportunity for employees to perform volunteer work for non-profit and community-based organizations on company time. Through the CAFÉ(sm) program, or Community Action For Employees, employees are paid for up to 2.5% of their annual hours worked while providing community services. In 2003, employees volunteered for 1,271 hours of community service time.

Green Mountain also continued to seek ways to improve its environmental performance as it endeavored to create a long-term sustainable business model. In fiscal year 2003, the Company focused its attention on global climate change. Green Mountain produces more than 7,000 tons of greenhouse gases (GHGs) annually. The Company is working to reduce its GHG emissions, however the nature of Green Mountain's business results in emissions even after reduction measures are implemented. One way to address these emissions is to offset them. In fiscal year 2003, the Company worked with Vermont-based Native Energy, LLC to support the construction of a wind turbine on the Rosebud Sioux Reservation in South Dakota to offset one-third of the Company's 2003 emissions and provide employment opportunities on the Sioux reservation where incomes are low and opportunities are limited. Another way to offset GHG emissions is to plant trees to "sequester" the carbon dioxide the Company generates. In fiscal year 2003 Green Mountain collaborated with the National Arbor Day Foundation to support the planting of 25,000 trees in national forest areas burnt-over by recent wildfires in Colorado and Arizona.

Compliance with federal, state and local environmental laws and regulations does not materially impact capital expenditures, earnings or the competitive position of the Company.

Growth Strategy

Green Mountain is focused on building its brand and profitably growing its business. At present, management believes it can continue to grow sales over the next few years at a rate similar to its historical five-year average growth rate (in the range of 15 to 20 percent), by increasing market share in existing markets, expanding into new geographic markets, and selectively pursuing other opportunities, including opportunistic acquisitions. This statement is forward-looking and subject to the risks and uncertainties outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading, "Forward-looking information."

In recent years, the primary growth in the coffee industry has come from the specialty coffee category, driven by the wider availability of high quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge of, and appreciation for, coffee quality. Green Mountain has been benefiting from the overall market trend plus some carefully developed and distinctive advantages over its competitors.

Green Mountain coffee is available in many different distribution channels and customer categories, as best seen in its primary geographic market, the Eastern United States. This multi-channel strategy provides widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain coffee is widely available throughout the day: at home in the morning, in hotels, on airplanes and trains, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, at the movie theatre, and at home again at the end of the day. The Company also participates in many special event activities, providing great sampling opportunities and visibility to the brand.

The Company believes that its coffees' convenient availability for consumer trial through convenience stores, office coffee services (OCS) and food service establishments is a significant advantage and a key component of its growth strategy. As brand awareness increases through trial by consumers of the Company's coffee "by the cup," demand for the Company's coffee for home consumption also increases. As brand equity is built in "by the cup" venues, expansion typically continues through customers such as supermarkets and specialty food stores who, in turn, sell the Company's "by the pound" coffee to consumers. This expansion process capitalizes upon this "by the cup"/ "by the pound" interrelationship. This strategy is designed to further increase Green Mountain's market share in geographic areas in which it already operates in order to increase sales density and drive operational and brand-equity efficiencies. In addition to its efforts to boost sales in its core geographic markets in the Eastern United States, the Company also seeks to introduce Green Mountain coffee in additional markets within the United States, leveraging distribution through either a select few or multiple classes of trade simultaneously, depending upon the market.

In the consumer direct area, the Company focuses solicitations on catalog customers who buy regularly from the Company, including members of the Company's "Coffee Club," a continuity program with customized standing orders for automatic re-shipment. A large portion of the Company's efforts in the consumer direct channel have been directed towards increasing traffic on its website (www.GreenMountainCoffee.com). That, along with the catalog, is intended to build brand awareness nationwide and boost direct sales to consumers in the Company's less mature geographic markets.

Recent Developments

The Keurig Investment. In fiscal 2002, Green Mountain acquired a 42% ownership interest in Keurig, Incorporated ("Keurig") by acquiring shares from early investors in Keurig for a price of approximately $15 million. Keurig manufactures brewing equipment that allows users to brew high-quality specialty coffee one cup at a time. Green Mountain has been involved with Keurig since 1994 supporting the development of a single-cup brewing system and as an early investor. Green Mountain was also the first licensed roaster/ distributor partner with Keurig. Keurig seeks to license office coffee service ("OCS") distributors to sell and distribute K-Cups® and brewers to offices both nationally and internationally. Green Mountain is one of four coffee roasters that manufacture and distribute the K-Cups used to brew coffee by the cup in the Keurig system throughout North America, and continues to sell more K-Cups than all other domestic licensed coffee roasters combined.

Through the purchase, Green Mountain has established a stronger relationship with Keurig and its management team. Both Keurig and the Company started to market and sell the Keurig® Single-Cup Brewer for the home market in November of 2003. The Company's launch of the home brewer is being effected through its consumer direct channel, through catalog sales as well as on the website (www.GMCR.com). The Company is also supporting sales to the home through OCS distributors that wish to participate in the fulfillment of the needs of the home market. Keurig's launch of the home machine is primarily through its own website and sales to OCS distributors.

Keurig is effectively controlled by MD Co. (controlled by MDT Advisers, an institutional investment company) which owns approximately 23% of Keurig's capital stock. As a result of contractual limitations and restrictions agreed to by the Company and certain other stockholders of Keurig, MD Co. has the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

New Products. In October 2002, Green Mountain Coffee Roasters signed a licensing agreement with Newman's Own Organics, Inc. Under the agreement, Green Mountain has launched a line of six co-branded Newman's Own® Organics coffees under the Newman's Own® Organics and Green Mountain Coffee Roasters® brand names. These products were launched successfully in 2003 with several large supermarket customers, and more are expected to follow in 2004. In the past year, the Newman's Own Organics product line, as well as Green Mountain's organic and Fair Trade product line, have enabled the Company to grow at a faster rate outside its core geographic market through the acquisition of new supermarket accounts.

In January 2003, Green Mountain Coffee Roasters completed a licensing agreement with the Hain Celestial Group, Inc. to produce and distribute a line of six teas in K-Cups® under the Celestial Seasonings® brand. These products are currently being sold to office coffee distributors as well as through the Company's Consumer Direct channel.

Customers. The Company continued to experience solid growth in its wholesale business in fiscal 2003. During the year, it acquired and/or deepened relationships with several large customers.

In the convenience store channel, the Company's pounds shipped increased by over 14%. While the total number of locations serving the Company's coffee increased by about 5% over the prior year (to 3,300 at the close of fiscal 2003), the majority of the growth in this channel was driven by improved business with current customers. The Company's relationship with Exxon Mobil Corporation ("ExxonMobil") continues to be a strong driver for growth in this convenience store channel.

The supermarket channel experienced over 24% growth in coffee pounds shipped over the prior year. This growth was driven largely by new distribution, since the beginning of fiscal 2003, to two very large customers: Wild Oats Markets, Inc., a leading chain in the rapidly growing natural foods category; and Costco Wholesale Corporation, a leading buyer's club retailer. The Company is the exclusive supplier of bulk certified Fair Trade and organic coffee for all Wild Oats locations. Growth in the supermarket channel continued throughout the year, with the addition of several others chains, including D'Agostino Supermarkets, Harris Teeter, and Wegmans Food Markets. In November 2003, after the close of its fiscal 2003, the Company began selling to Publix Super Markets as well.

Coffee pounds shipped in the OCS channel grew by 13% over the prior year. Three key factors contributed to sales growth in this channel. First, the Company successfully converted most of Procter & Gamble's Millstone customers when this competitor exited the K-Cup® business in the summer of 2003. Second, Green Mountain began selling to over 50 branches of ARAMARK Corporation during the year. The third factor contributing to the OCS channel growth was the introduction of Celestial Seasonings® Teas in K-Cups.

Coffee pounds shipped in various food service venues grew at an aggregate rate of 17% in fiscal 2003 compared to the prior fiscal year. The most significant source of growth was driven by the Company's deeper relationship with Sodexho (a provider of food service products and services to business and industry, universities and health care facilities). This relationship facilitated new distribution for Green Mountain's Fair Trade and organic coffees at dozens of colleges, hospitals and business locations in 2003, and more are expected in fiscal 2004. The Company has also developed a new relationship with Xanterra (a food service provider for many of the U.S. National Parks) in fiscal 2003, which has enabled Green Mountain to gain access to thousands of visitors in places such as Yellowstone and the Grand Canyon. Furthermore, the Company broadened its relationship with AMTRAK Corporation, which now serves Green Mountain Coffee on-board their trains throughout the United States (the previous relationship limited exposure primarily to the eastern corridor routes).

Coffee pounds shipped in fiscal 2003 and fiscal 2002, broken down by sales channel, are as follows:

Channel	52 weeks ended 9/27/03	52 weeks ended 9/28/02	Full Year Y/Y lb Increase	Full Year % Y/Y lb Increase
Supermarkets	4,710,000	3,780,000	930,000	24.6%
Convenience Stores	4,527,000	3,968,000	559,000	14.1%
Other Retail	290,000	306,000	(16,000)	-5.2%
Restaurants	1,138,000	1,156,000	(18,000)	-1.6%
Office Coffee Service Distributors	3,329,000	2,935,000	394,000	13.4%
Other Food Service	1,158,000	987,000	171,000	17.3%
Consumer Direct	417,000	371,000	46,000	12.4%
Totals	15,569,000	13,503,000	2,066,000	15.3%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note 2: Coffee pounds shipped to several of the former Frontier distributors have been reclassified from Other Retail and Other Food Service to the Supermarket channel to reflect the fact that most of their sales are to natural food grocery stores.

Coffee pounds by geographic region are as follows:
Region	52 weeks ended 9/27/03	52 weeks ended 9/28/02	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
Northern New England	4,625,000	4,267,000	358,000	8.4%
Southern New England	3,003,000	2,841,000	162,000	5.7%
Mid-Atlantic	4,422,000	3,770,000	652,000	17.3%
South Atlantic	1,447,000	1,164,000	283,000	24.3%
South Central	629,000	505,000	124,000	24.6%
Midwest	550,000	455,000	95,000	20.9%
West	784,000	414,000	370,000	89.4%
International	109,000	87,000	22,000	25.3%
Totals	15,569,000	13,503,000	2,066,000	15.3%

Note: The allocation by region of coffee pounds shipped to certain McLane Company, Inc. warehouses for distribution to ExxonMobil convenience stores has been estimated. Since the second quarter of fiscal 2002, these estimates have been based on actual McLane's shipment patterns from each McLane warehouse to ExxonMobil convenience stores.

Wholesale Operations

During fiscal 2003, 2002, and 2001, approximately 94%, 95%, and 96%, respectively, of Green Mountain's sales were derived from its wholesale operations which services accounts located primarily in the Eastern United States. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business. Unlike most of its competitors, Green Mountain's wholesale operation services a large variety of establishments, from individual upscale restaurants to major supermarket chains. This strategy enables a deeper penetration in a given geographic market, exposing consumers to the brand throughout the day in a variety of locations. The diversity of end users limits the risks of the Company's dependence on any single distribution channel.

Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont, and supplemented by regional distribution centers in geographic locations where the density of customer accounts so warrants. Regional distribution centers are located in Biddeford, Maine; Latham, New York; Woburn, Massachusetts; Southington, Connecticut; and Lakeland, Florida. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The Company uses third party carriers, primarily Federal Express, for shipping to customers not supported by a regional distribution center.

The wholesale operation primarily uses in-house sales people. However, in certain sales channels, such as the OCS and food service sectors, the Company utilizes the services of independent distributors who purchase coffee from the Company for resale to wholesale customers. The Company believes that the use of such distributors provides access to certain wholesale customers whose size or geographic location makes it economically inefficient for the Company to service directly.

The Company generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are usually installed on the customer's premises by Company personnel or contracted service personnel. A customer also is assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for supermarket customers, Green Mountain employs a team of merchandisers who ensure that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales. The Company believes most competitors of Green Mountain in the wholesale segment do not provide such high levels of sales and equipment service support.

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

In the consumer direct channel, coffee pounds shipped grew by 12% in fiscal 2003 over the prior year. This growth resulted from K-Cups® sold during the Company's single cup at-home testing initiatives as well as improved targeting techniques used to generate orders from the Company's catalog and e-commerce website. Consumer direct sales accounted for approximately 6%, 5%, and 4% of total sales in fiscal 2003, 2002, and 2001, respectively.

Competition

The specialty coffee market is highly competitive, and Green Mountain competes against all sellers of specialty coffee. In the OCS, convenience store and food service arenas, Sara Lee, Kraft, Procter & Gamble and New England Coffee are competitors. In addition, specialty coffee includes retailers such as Starbucks, and Dunkin' Donuts (a subsidiary of Allied Domecq). Green Mountain Coffee was the first roaster to sell its coffee in Keurig's innovative single-cup brewing system, used primarily in the office coffee service market, and the Company has established a dominant position in the sale of single-cup Keurig portions. The Company does, however, now compete for Keurig sales with three other North American roasters: Diedrich Coffee, Timothy's and Van Houtte, a vertically integrated roaster and office coffee service distributor operating in Canada and the United States.

FLAVIA® Beverage Systems, an affiliate company of Masterfoods USA (part of Mars, Incorporated), is the manufacturer of a single-cup machine that also competes in the OCS market.

In the fall of 2003, Salton, the manufacturer of the One:One single-cup machine has entered the market with coffee being supplied by Mellita. This machine is positioned for use in the home market and is currently being offered by mass-market retailers as well as through various direct mail catalogs.

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

In the consumer direct channel, the Company competes with established suppliers such as Gevalia®, a division of Kraft Foods, as well as with other direct mail companies.

The Company expects intense competition, both within its primary geographic territory, the Eastern United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

Green Mountain competes primarily by providing high quality coffee, easy access to its products and superior customer service. The Company believes that its ability to provide a convenient network of outlets from which to purchase coffee is an important factor in its ability to compete. Through its multi-channel distribution network of wholesale and consumer direct operations and its "by the cup"/ "by the pound" strategy, the Company believes it differentiates itself from many of its larger competitors, who specialize in one primary channel of distribution. The Company also believes that one of the distinctive features of its business is that it is one of the few coffee companies that roasts its coffees individually prior to blending, varying both the degree and timing of the roast to maximize a coffee's particular taste characteristics. The Company also seeks to differentiate itself by being socially and environmentally responsible. Finally, the Company believes that being an independent roaster allows it to be better focused and in tune with its wholesale customers' needs than its larger, multi-product competitors. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.

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

Cyclical swings in commodity markets, based upon supply and demand, are common and it is expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, driven largely by the production of medium to low-grade coffee. While production of commercial grade coffee is on the rise, many industry experts anticipate a drop in production of top grade specialty coffees. This situation is likely to persist in the short-term although the Company anticipates somewhat higher prices than the record lows set earlier in 2002. The low coffee price ranges generally experienced in recent years are not considered high enough to support proper farming and processing practices, impacting the overall supply of top grade coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support world consumption of the top grades of coffees.

For coffees that Green Mountain continues to purchase with differentials against the commodity market, the Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain believes this approach is the best way to provide its customers with a fair price for its coffee. Approximately 52% of the Company's estimated coffee requirements through September 26, 2004, the end of its 2004 fiscal year, had been contracted for as of September 27, 2003. Some of the fixed coffee purchase commitments entered into recently extend through several fiscal years, as the Company made a decision to enter into long-term contracts with specific coffee sources to ensure a consistent supply of high quality coffee. In addition, the Company does from time to time purchase coffee futures contracts and coffee options to provide additional protection when it is not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

The Company generally tries to pass on coffee price increases and decreases to its customers. Since coffee has come down from its 1997 highs, the Company has decreased its prices several times. In general, there can be no assurance that the Company will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Similarly, rapid, sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory and purchase commitments. Green Mountain roasts over 40 different types of green coffee beans to produce its more than 100 coffee selections. If one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

In fiscal 2001, Green Mountain purchased approximately 25% of its coffee from specifically identified farms, estates, cooperatives and cooperative groups. In fiscal 2002, that number grew to 34%, and to approximately 42% in fiscal 2003. The Company projects that close to 50% of coffee purchased during fiscal 2004 will be from identified sources. The Company believes its "farm identified" strategy will continue to result in improved product quality, product differentiation, long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.

Intellectual Property

The Company is the owner of certain United States trademark and service mark registrations, including Green Mountain Coffee®, Green Mountain Filters®, Green Mountain Coffee Roasters®, Nantucket Blend®, Rain Forest Nut®, Stewardship®, Green Mountain Coffee Roasters and Design®, Vermont Country Blend®, Café Vermont®, Mocha Almond Chiller®, You're Following the Leader®, Tapestry Blend Dark®, Appropriate Roast®, Autumn Harvest Blend®, Fresh From the Roaster®, Lake & Lodge®, La Esperanza®, Monté Verdé®, It's a Jungle Out There - Let's keep it that way® and Organic Black Parrot Blend®. The Company anticipates maintaining the United States registrations above with the United States Patent and Trademark Office. The Company is also the owner of other trademarks and service marks, including The Taste of a Better WorldTM, Great Coffee Made EasyTM, Sip and Relax, You're on Green Mountain TimeTM, PartnerFarmTM, Quick-CupTM, Café VerdéTM, Dark MagicTM, Better World Hot CocoaTM and The Ultimate Office CoffeeTM.

The Company has registered the mark "Green Mountain Coffee Roasters" in the United Kingdom, the European Union, in South Korea and in Taiwan. In Canada, the Company has registered the marks "Green Mountain Coffee" and "Green Mountain Coffee Roasters." The Company expects to maintain these registrations. Other foreign trademark and service mark applications are also pending.

The Company has an irrevocable, perpetual royalty-free license to use the mark "Earth-Friendly Coffee Filters" in connection with coffee filters. The Company also has a limited license to use the marks "Kona Mountain Coffee" and "Kona Mountain Estate" in connection with its Kona coffee worldwide (excluding Hawaii), all subject to the terms of the agreements under which these licenses are granted. In connection with the sale and distribution of Green Mountain K-Cups® and the Keurig® Single-Cup Brewing system, the Company has a limited, non-exclusive license to use the mark "Keurig®" and other marks owned by Keurig, Incorporated, subject to the terms of the agreement under which the licenses are granted. The Company has a limited, royalty-free license to reproduce a painting by artist Corliss Blakely on its labels and marketing materials.

The Company believes these trademarks, service marks and licenses will continue to be important to its success. The Company does not hold any patents.

Employees

As of September 27, 2003, the Company had 512 full-time employees and 61 part-time employees. The Company supplements its workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season. The Company believes that it maintains excellent relations with its employees.

Item 2. Properties

The Company leases one principal manufacturing, warehousing and distribution facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 96,000 square feet of usable space which includes a 28,800 square foot mezzanine area. The lease on this building expires in 2014. The Company's other facilities, all of which are leased, are as follows:
Type	Location	Approximate Square Feet	Expiration of Lease
Warehouse/ Distribution/ Service Space	Woburn, MA Southington, CT Demeritt Place, Waterbury, VT Waterbury, VT Waterbury, VT (Factory Outlet) Biddeford, ME Latham, NY Lakeland, FL	10,580 11,200 12,000 3,000 1,100 10,000 7,500 7,200	2006 2006 month-to-month 2005 month-to-month 2011 2007 2006
Administrative Offices	Coffee Lane, Waterbury, VT Demeritt Place, Waterbury, VT Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT Pilgrim Park II, Waterbury, VT	4,000 10,000 8,680 3,000 8,000	month-to-month month-to-month 2005 month-to-month 2003

Except for the warehousing and distribution space at its Vermont location, the Company believes that its facilities are generally adequate for its current needs and that suitable additional production and administrative space will be available as needed for the remainder of fiscal 2004.

On November 5, 2003, the Company announced that it was expanding its Waterbury, Vermont manufacturing and distribution facility by constructing a new 52,000 square foot facility designated solely for warehousing and distribution. The Company plans to lease the underlying land from Pilgrim Partnership, LLC. This new warehousing and distribution building will incorporate material handling automation to improve the Company's distribution efficiencies, which the Company anticipates, will result in lower overall distribution costs relative to sales over the long-term. The additional warehouse space will also allow for more product diversity and the elimination of outside storage expenses. The Company expects this expansion project to cost approximately $8,400,000 and anticipates utilizing a combination of long-term debt and lease financing.

Item 3. Legal Proceedings

The Company is not currently party to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended September 27, 2003.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of the Company is set forth below:
Name	Age	Position	Officer since
Kathryn S. Brooks	48	Vice President and Director	2001
Paul Comey	53	Vice President	1993
Daniel R. Martin	38	Vice President	2002
James K. Prevo	50	Vice President	1997
Frances G. Rathke	43	Vice President, Chief Financial Officer and Director	2003
Stephen J. Sabol	42	Vice President	1993
Robert P. Stiller	60	Chairman of the Board, President and Chief Executive Officer	1993
Jonathan C. Wettstein	55	Vice President	1993

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

Paul Comey has served as Vice President of Facilities and Process Engineering of Green Mountain since June 1993. From March 1986 to May 1993, Mr. Comey was the owner and principal consultant of Baseline Solutions, a company engaged in providing consulting services to the coffee industry, including the Company.

Daniel R. Martin has served as Vice President of Sales and Marketing of Green Mountain since December, 2002. From September 2002 to December 2002, Mr. Martin was Vice President, Marketing Services at the Great Atlantic & Pacific Tea Company (A&P). Prior to this position, Mr. Martin was the General Manager for A&P's Eight O'Clock Coffee Company division from February 2001 until August 2002. Prior to his years at A&P, Mr. Martin worked at Kraft Foods from July 1988 to February 2001, where he held roles of increasing responsibility in sales and brand management, including positions in the Maxwell House and Gevalia coffee divisions.

James K. Prevo has served as Chief Information Officer of Green Mountain since March 1993. Mr. Prevo worked for Digital Equipment Corporation from November 1979 through March 1993. There he held positions as a Software Engineer, Project Manager (New Product Introduction), Program Manager (Computer Products Manufacturing and VAXcluster Systems Engineering) and Business Manager (Systems Integration Services). On May 1, 2000, ComputerWorld magazine recognized Mr. Prevo as one of the "Premier 100 IT Leaders for the Year 2000."

Frances G. Rathke has served as Chief Financial Officer of Green Mountain since October 2003, and as Interim Chief Financial Officer of the Company since April 2003. Prior to that, Ms. Rathke worked as a financial consultant with various food manufacturers and food retailers from July 2001 to April 2003. One of these consulting assignments included the position of Interim Chief Financial Officer for Wild Oats Markets, Inc., a supermarket chain, from July 2001 to December 2001. Prior to this, Ms. Rathke served as Chief Financial Officer for Ben & Jerry's Homemade, Inc., an ice cream manufacturer, from April 1989 to August 2000. From September 1982 to March 1989, Ms. Rathke practiced public accounting and auditing with Coopers & Lybrand LLC, and is a certified public accountant.

Stephen J. Sabol has served as Vice President of Development of Green Mountain since October 2001. Mr. Sabol was Vice President of Sales of the Company from September 1996 to September 2001. Prior to that, Mr. Sabol served as Vice President of Branded Sales of the Company from August 1992 to September 1996. From September 1986 to August 1992, Mr. Sabol was the General Manager of Roasters responsible for overall performance of the wholesale division in Maine and New Hampshire.

Robert P. Stiller, founder of Green Mountain, has served as its President and Chief Executive Officer since its inception in July 1981. In September 1971, Mr. Stiller co-founded Robert Burton Associates, a company engaged in the development and sale of E-Z Wider products and served as its President and director until June 1980, when Robert Burton Associates was sold.

Jonathan C. Wettstein has served as Vice President of Operations of Green Mountain since April 1993. From June 1974 to April 1993, Mr. Wettstein was employed by Digital Equipment Corporation in a variety of positions including Plant Manager, Marketing Manager, Business and Materials Manager and Product Line Controller.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(a) Price Range of Securities

The Company's common stock trades on the NASDAQ National Market under the symbol GMCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

		High	Low
Fiscal 2002	16 weeks ended January 19, 2002 12 weeks ended April 13, 2002 12 weeks ended July 6, 2002 12 weeks ended September 28, 2002	$ 29.25 $ 26.25 $ 25.74 $ 23.34	$ 19.85 $ 17.90 $ 20.08 $ 13.01
Fiscal 2003	16 weeks ended January 18, 2003 12 weeks ended April 12, 2003 12 weeks ended July 5, 2003 12 weeks ended September 27, 2003	$ 16.00 $ 18.38 $ 21.49 $ 22.09	$ 12.03 $ 13.99 $ 16.35 $ 18.06
Fiscal 2004	September 28, 2003 to December 9, 2003	$ 24.00	$ 19.69

(b) Number of Equity Security Holders

As of December 9, 2003, the number of record holders of the Company's common stock was 666.

(c) Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

On October 22, 2002, Green Mountain's Board of Directors approved a stock repurchase program authorizing the repurchase, up to an aggregate of $3,000,000, of the Company's common stock. The repurchases are made from time to time on the open market at prevailing prices, in negotiated transactions. The Company repurchased 19,281 shares for an aggregate repurchase price of approximately $286,000 during the first quarter of fiscal 2003.

  Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	999,602	$10.79	353,006
Equity compensation plans not approved by security holders	-	-	-
Total	999,602	$10.79	353,006

Item 6. Selected Financial Data

Fiscal Years Ended
Sept. 27, 2003		Sept. 28, 2002	Sept. 29, 2001	Sept.. 30, 2000(1)	Sept. 25, 1999
(In thousands, except per share data)
Coffee pounds shipped(2)	15,570	13,504	12,408	10,871	9,004
Net sales from continuing operations (2)	$ 116,727	$ 100,000	$ 95,576	$ 84,001	$ 64,881
Income before equity in net earnings of Keurig, Incorporated	$ 7,393	$ 6,232	$ 5,782	$ 4,153	$ 2,247
Income from continuing operations (2)	$ 6,266	$ 5,970	$ 5,782	$ 4,153	$ 2,247
Income per share from continuing operations - diluted (2) (4)	$ 0.86	$ 0.82	$ 0.80	$ 0.59	$ 0.32
Total assets	$ 59,990	$ 54,687	$ 34,496	$ 27,244	$ 23,878
Long-term obligations	$ 9,028	$ 15,209	$ 6,256	$ 8,783	$ 4,964
Stockholders' equity	$ 35,148	$27,065	$18,600	$10,017	$11,682
EBITDA (3)	$18,024	$ 14,731	$ 13,833	$ 9,783	$ 7,302

1 The fiscal year ended September 30, 2000 was a 53-week year. All other fiscal years represented are 52-week years.

2 Excludes results of the Company's discontinued company-owned retail stores operation.

3 Earnings from continuing operations before the impact of net earnings of Keurig, Incorporated, interest, taxes, depreciation and amortization.

4 Per share data was restated for years prior to 2001 to reflect the 2-for-1 stock split effective January 11, 2001.

There were no cash dividends paid during the past five fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking information

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," "forecasts," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, competition, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, Green Mountain's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission.

In addition, the Company has an equity investment in Keurig, Incorporated, a small private company. Keurig, Incorporated can have significant operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss. Further, there is a high degree of uncertainty with respect to Keurig's spending for the launch of the Keurig Single-Cup® Brewer for the home and results could materially vary depending on Keurig, Incorporated's success in entering the home brewer market and its ability to secure adequate financing to support this launch. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments, other than in conjunction with its regular, quarterly earnings releases and related disclosures.

Overview

Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain") is a leader in the specialty coffee industry. The Company roasts high-quality arabica coffees and offers over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters® and Newman's Own® Organics brands. Green Mountain sells coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of the Company's rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales for Green Mountain's wholesale or consumer direct channels, including media and advertising expenses, a portion of the rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized.

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 2003, fiscal 2002 and fiscal 2001 represent the 52 week-periods ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively.

The Company is a Delaware company formed in July 1993. Until January 1, 2003, it was a holding company whose only asset was the stock of a Vermont corporation named Green Mountain Coffee Roasters, Inc. On January 1, 2003, the Vermont company was merged with and into the Company. At the same time, the Company changed its name from Green Mountain Coffee, Inc., to Green Mountain Coffee Roasters, Inc., which is the name under which the Company has always operated. The purpose of this merger was primarily to simplify tax reporting.

Results from Operations

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

Fiscal years ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 29, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.0%	57.1%	57.8%
Gross profit	42.0%	42.9%	42.2%

Selling and operating expenses	23.7%	24.7%	24.3%
General and administrative expenses	7.0%	7.5%	7.3%
Loss on abandonment of equipment	-	-	-
Operating income	11.3%	10.7%	10.6%

Other income	0.0%	0.0%	0.0%
Interest expense	(0.5)%	(0.3)%	(0.5)%
Income before income taxes	10.8%	10.4%	10.1%

Income tax expense	(4.5)%	(4.1)%	(4.0)%
Income before equity in net earnings of Keurig, Incorporated	6.3%	6.3%	6.1%

Equity in net earnings of Keurig, Incorporated	(0.9)%	(0.3)%	-
Income from continuing operations	5.4%	6.0%	6.1%

Discontinued operations:
Income on disposal, net of tax benefits	-	-	0.1%

Net income	5.4%	6.0%	6.2%
	===	===	===

Fiscal 2003 versus Fiscal 2002

Net sales increased by $16,727,000 or 16.7%, to $116,727,000 in fiscal 2003 as compared to fiscal 2002. Coffee pounds shipped increased by approximately 2,066,000 pounds, or 15.3%, to approximately 15,570,000 pounds in fiscal 2003. The pounds increase was strongest in the supermarket channel, up 930,000 pounds or 24.6%, and the other food service channel, up 171,000 pounds or 17.4%, due to the addition of new customers. The convenience store channel grew 559,000 pounds or 14.1% largely due to the strong seasonal sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil, in the first and last quarters of 2003. The Office Coffee Service channel ("OCS") regained momentum in fiscal 2003 and grew 394,000 pounds or 13.4%.

Gross profit increased by $6,041,000, or 14.1%, to $48,907,000 in fiscal 2003. As a percentage of net sales, gross profit decreased 0.9 percentage points to 42.0% in fiscal 2003. The principal reasons for this decrease were higher green coffee costs and higher third-party carrier distribution costs.

Selling and operating expenses increased by $2,890,000, or 11.7%, to $27,587,000 in fiscal 2003, primarily due to compensation and benefits increases totaling $1,894,000. General and administrative expenses increased by $724,000, or 9.7%, to $8,213,000 in fiscal 2003. Expenses related to management changes in the first half of fiscal 2003 (including severance costs) accounted for $581,000 of the increase in operating expenses.

Interest expense increased by $259,000 to $539,000 in fiscal 2003. This increase is due to higher debt balances associated with the Keurig investment which took place in fiscal 2002. . The average effective interest rate was 3.6% in fiscal 2003. In fiscal 2003 and fiscal 2002, Green Mountain capitalized $127,000 and $135,000 of interest expense, respectively.

Income tax expense increased $1,107,000, or 26.7%, to $5,245,000 in fiscal 2003. The effective tax rate in 2003 was 41.5%, up from 39.9% in 2002. Green Mountain reduced its valuation allowance on the Vermont Manufacturer's tax credit by $145,000 and $170,000 in fiscal 2003 and fiscal 2002, respectively. The ultimate amount of this credit that the Company will be able to use is dependent on many factors, including: the amount of taxable income being generated, the percentage of income that is allocable to the State of Vermont and, the number of disqualifying dispositions of stock options.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third quarter of fiscal 2002 as its common stock ownership percentage grew from under 10% to 49.93% during that quarter. The Company's percentage ownership of the total common stock equivalent shares of Keurig was 41.8% and 41.9% at September 27, 2003 and September 28, 2002, respectively. Keurig is effectively controlled by MD Co. (controlled by MDT Advisers, an institutional investment company) which owns approximately 23% of Keurig's capital stock. As a result of contractual limitations and restrictions agreed to by the Company and certain other stockholders, MD Co. has the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

The equity in the net earnings/loss of Keurig in fiscal 2003 was a loss of $1,127,000 or $0.16 per diluted share. The Keurig loss is primarily due to marketing expenditures by Keurig related to the launch of the Keurig® Single-Cup Brewer for the home.

Net income increased by $296,000, or 5.0%, to $6,266,000 in fiscal 2003. Earnings per diluted share increased $0.04 to $0.86.

Fiscal 2002 versus Fiscal 2001

Net sales increased by $4,424,000, or 4.6%, from $95,576,000 in fiscal 2001 to $100,000,000 in fiscal 2002. Coffee pounds shipped increased by approximately 1,096,000 pounds, or 8.8%, from 12,408,000 pounds in fiscal 2001 to 13,504,000 pounds in fiscal 2002. The difference between coffee pounds growth and dollar sales growth was due primarily to sales mix (including the successful expansion of the Company's business with ExxonMobil convenience stores, which carry lower sales prices but also lower costs) and increased sales rebates to newly acquired and existing customers. Coffee pounds growth came primarily from the supermarket channel and the convenience store channel. The office coffee service channel, a major growth driver in prior years, experienced no significant pounds growth in fiscal 2002, due to the weaker economy and reduced sales to two major office coffee distributors. Though the consumer direct channel is small, it contributed a healthy pounds growth of 108,000 lbs. in fiscal 2002.

Green Mountain's gross profit increased by $2,583,000, or 6.4%, from $40,283,000 in fiscal 2001 to $42,866,000 in fiscal 2002. Gross profit as a percentage of net sales increased 1.0 percentage point from 42.2% in fiscal 2001 to 43.2% in fiscal 2002. The gross profit increase was primarily due to favorable channel mix change, with the supermarket and convenience store channels growing faster than average. Coffee costs were relatively flat for the whole year but trending up during the latter half.

Selling and operating expenses increased by $1,506,000, or 6.5%, from $23,190,000 in fiscal 2001 to $24,696,000 in fiscal 2002, and increased 0.7 percentage points as a percentage of net sales from 24.3% in fiscal 2001 to 25.0% in fiscal 2002. The increase in selling and operating expenses was primarily due to increases in sales and sales support compensation expense of $1,399,000, and travel and entertainment expenses of $420,000, offset by a decrease in bad debt expense of $590,000.

General and administrative expenses increased by $518,000, or 7.4%, from $6,972,000 in fiscal 2001 to $7,490,000 in fiscal 2002. As a percentage of net sales, this change represents a 0.2 percentage point increase from 7.3% in fiscal 2001 to 7.5% in fiscal 2002. The increase was primarily due to higher compensation expenses of $610,000 and travel expenses of $297,000, offset by a decrease in consulting expenses of $297,000.

As a result of the foregoing and including a reduction in incentive compensation for non-sales staff and employee stock ownership plan expenses of approximately $721,000, operating income increased by $559,000, or 5.5%, from $10,121,000 in fiscal 2001 to $10,680,000 in fiscal 2002. As a percentage of sales, operating income increased 0.1 percentage point from 10.6% in fiscal 2001 to 10.7% in fiscal 2002.

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

The equity in the net earnings/loss of Keurig in fiscal 2002 was a loss of $262,000, net of tax. For the reasons outlined above, income from continuing operations increased $188,000, or 3.3%, from $5,782,000 in fiscal 2001 to $5,970,000 in fiscal 2002 and net income increased $70,000, or 1.2%, from $5,900,000 in fiscal 2001 to $5,970,000 in fiscal 2002.

Liquidity and Capital Resources

Working capital increased $3,353,000 to $9,258,000 at September 27, 2003 from $5,905,000 at September 28, 2002. This increase is primarily due to increased accounts receivable and inventories. Accounts receivable were higher compared to fiscal 2002 year-end due to the sales volume increase in the last weeks of fiscal 2003 and because of an increase in credit terms given to certain customers. Green coffee inventories increased $833,000 at September 27, 2003 as compared to September 28, 2002, primarily because Green Mountain is buying more farm-identified green coffee as it becomes available, which is after the annual crop and does not necessarily coincide with the period the Company needs this green coffee to fulfill customer demand. Inventories are likely to increase further as Green Mountain approaches the holiday season and launches the new Keurig brewer for the home.

Net cash provided by operating activities decreased by $662,000, or 5.5%, to $11,322,000 in fiscal 2003 from fiscal 2002 levels. In fiscal 2003, strong cash flows from operations were used to fund capital expenditures and pay back $6.5 million of outstanding debt.

In fiscal 2003, Green Mountain had capital expenditures of $6,855,000, including $3,880,000 for production equipment, $1,641,000 for loaner equipment, $1,050,000 for computer equipment and software, $124,000 for vehicles and $160,000 for leasehold improvements and fixtures. At September 27, 2003, the balance of fixed assets classified as construction in progress (primarily the installation of the bowl roasters and related conveyance and storage equipment), and therefore not being depreciated in the current period, amounted to $2,264,000. The majority of the assets covered in this amount will be ready for production use before the end of the second quarter of fiscal 2004.

In fiscal 2002, Green Mountain had capital expenditures of $11,042,000, comprised of $7,580,000 for production and distribution equipment, $1,532,000 for equipment on loan to wholesale customers, $517,000 in leasehold improvements, $1,045,000 for computer equipment and software, and $368,000 for furniture and fixtures. The production equipment expenditure in fiscal 2002 included the purchase of five K-Cup® packaging lines and related maintenance parts from Keurig, Incorporated, for $2,613,000. Since the beginning of the fourth quarter of fiscal 2002, the Company pays a reduced royalty rate to Keurig on the sale of each Green Mountain K-Cup® as a result of this equipment purchase.

The fiscal 2003 and 2002 production equipment expenditures also included installation costs for two roasters purchased at auction in fiscal 2001. Once the installation of these two new roasters is completed, the Company's annual roasting capacity in Waterbury, Vermont, is expected to increase to a range of 40 to 50 million pounds of roasted coffee. The installation of the first roaster and related equipment was completed in September 2002. The second roaster is expected to be ready for use in the first half of fiscal 2004. The related equipment consists primarily of a green coffee inventory storage system and a new green coffee transport system.

The Company currently plans to make capital expenditures in fiscal 2004 in the range of $13,000,000 to $15,000,000. The largest portion of these expenditures (approximately $8.4 million) is for the construction of a new warehousing and distribution facility in Waterbury, Vermont, to be completed by September 2004.

In fiscal 2003, cash flow from financing activities included $1,317,000 generated from the exercise of employee stock options, up from $1,066,000 in the 2002 fiscal year. In addition, cash flow from operating activities included a $591,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, down from $623,000 in 2002. As options granted under the Company's stock option plans are exercised, Green Mountain will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

In the first fiscal quarter of 2003, Green Mountain repurchased 19,281 of its own common shares at a cost of $286,000. No additional repurchases are anticipated in fiscal 2004.

On August 30, 2002, Green Mountain entered into a new syndicated credit facility with Fleet Bank and Banknorth, N.A. This new credit facility was entered into to finance the purchase of 628,450 shares of Preferred Stock and 1,642,854 shares of Common Stock of Keurig, Incorporated ("Keurig") from third parties at a cost of $14,602,000. This facility includes an equipment line of credit of up to $5,000,000 and a revolving line of credit of up to $12,500,000, which is subject to a borrowing base formula, and matures in 2005. On September 27, 2003, $350,000 was outstanding under the revolving line of credit, and, based on the borrowing base formula, the remaining amount available was $17,150,000 (including the $5,000,000 specific equipment line). The credit facility is subject to quarterly covenants and Green Mountain was in compliance with these covenants at September 27, 2003. Also part of this credit facility is a $15,000,000 term loan that is being paid back in quarterly installments of $750,000 and matures in 2007. The outstanding balance on the term loan at September 27, 2003 was $11,500,000. The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure.

Management believes that cash flow from operating activities, existing cash, the currently available credit facility and additional borrowings will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements in the next twelve months. It is likely that the Company will seek additional borrowings to specifically finance the construction of the new warehousing and distribution facility, although no assurances can be made that the Company will be able to secure such financing.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Commitments	Green Coffee Purchase Commitments	Total
2004	$ 3,123,000	$ 1,389,000	$ 11,222,000	$15,734,000
2005	3,388,000	1,296,000	1,344,000	6,028,000
2006	2,520,000	989,000	110,000	3,619,000
2007	3,000,000	734,000	110,000	3,844,000
2008	-	603,000	110,000	713,000
Thereafter	-	1,848,000	110,000	1,958,000
Total	$ 12,031,000	$ 6,859,000	$ 13,006,000	$31,896,000

In addition, in October 2003, the Company committed to purchasing 5,000 B-100 brewers from Keurig, Incorporated for a total price of $1,025,000 in the first quarter of fiscal 2004.

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

Outlook

Looking forward, in fiscal 2004, the Company anticipates growth in dollar sales to be in the range of 13% to 18% and coffee pounds growth to be in the range of 9% to 12%. Management anticipates that growth will be coming from all of the major sales channels, including consumer direct with the launch of K-Cups® for the home. Given its commitment to socially responsible sourcing and the current outlook of the green market, Green Mountain expects that its gross margin will decline to be in the range of 40% to 41%. Selling, general and administrative expenses will most likely be 30% to 31% of sales. Green Mountain anticipates that its interest expense for the full year will be $500,000 to $600,000 and its tax rate will slightly increase to 42%.

All the above factors are expected to result in an increase of 12% to 17% in income before the impact of the Company's equity investment in Keurig. Keurig results are extremely difficult to forecast, especially in light of the Keurig at-home launch. Given the best information on hand at this time, the total impact of Keurig in fiscal 2004 is expected to be a reduction in diluted earnings per share of 7 to 12 cents. Results from Keurig could be materially different from this estimate. Keurig is a small private company with the potential for significant quarterly operating income fluctuations. Further, there is a high degree of uncertainty concerning the magnitude of Keurig's spending in connection with the strategic launch of the Keurig® Single-Cup Brewer for the home.

Management currently anticipates making total capital expenditures in the range of $13 to $15 million in fiscal 2004. This includes $8.4 million of expenditures to build a new warehousing and distribution facility at the Company's Waterbury site, which is scheduled for completion in September 2004. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates. In fiscal 2004, depreciation expense is forecasted to be between $5.5 and $6.0 million. Earnings before the impact of Keurig, interest, taxes, depreciation and amortization are expected to increase to $19.0 to $21.0 million in fiscal 2004, up from $18.0 million in fiscal 2003.

Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K). Actual results could differ from those estimates.

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their critical accounting policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of their Form 10-K. The SEC defined a critical accounting policy as one that is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, Green Mountain has described its critical accounting policies below.

Provision for Doubtful Accounts:
Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. In addition, from time-to-time Green Mountain estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

Deferred Tax Valuation Allowance:
Periodically, management reviews the adequacy of its deferred tax valuation allowance that is primarily related to a Vermont manufacturer's investment tax credit. This review entails estimating: the Company's future taxable income through fiscal 2004; how much of that taxable income will be allocable to Vermont; and, the levels of disqualifying dispositions of stock options, among other factors. A reduction in the valuation allowance can result in a decrease in the Company's income tax expense. Conversely, an increase in the valuation allowance can lead Green Mountain to report its income tax at a higher rate. Since future results may differ materially from those estimates, Green Mountain's estimate of the amount of deferred tax assets that will be ultimately realized could differ materially.

Impairment of Long-Lived Assets:
When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, investments in other companies and intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. Judgments Green Mountain makes related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause Green Mountain to realize a material impairment charge.

Hedge Accounting:
The Company uses coffee futures to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, the Company would have to record the changes in the fair value of the derivative instruments directly to earnings. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" and Note 11 in the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

Risks Related to the Company's Business

The Company's business, its future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact the Company's business, future performance and the forward-looking statements that it makes in this report or that it may make in the future.

Because the Company's business is focused entirely on the sale of specialty coffee, if the demand for specialty coffee decreased, the Company's business could suffer.

Sales of specialty coffee constituted nearly 100% of the Company's 2003 net revenue.
Demand for specialty coffee is affected by many factors, including:
- Consumer tastes and preferences;
- International, national, regional and local economic conditions; and
- Demographic trends

Because the Company is highly dependent on consumer demand for specialty coffee, a shift in consumer preferences away from specialty coffee would harm the Company's business more than if the Company had more diversified product offerings. If customer demand for specialty coffee decreases, the Company's sales would decrease accordingly.

Because the Company relies heavily on common carriers to deliver its coffee any disruption in their services or increase in shipping costs could adversely affect the Company's business.

The Company relies on a number of common carriers to deliver coffee to the Company's customers and distribution centers. The Company has no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If the Company experiences an interruption in these services, it may be unable to ship its coffee in a timely manner. A delay in shipping could:

- Have an adverse impact on the quality of the coffee shipped, and thereby adversely affect the Company's brand and reputation;
- Result in the disposal of an amount of coffee that could not be shipped in a timely manner; and
- Require the Company to contract with alternative, and possibly more expensive, common carriers.

Any significant increase in shipping costs could lower the Company's profit margins or force the Company to raise prices, which could cause the Company's revenue and profits to suffer.

The Company depends on the expertise of key personnel. If these individuals leave or change their role within the Company without effective replacements, the Company's operations may suffer.

The success of the Company's business is dependent to a large degree on its management and its coffee roasters and purchasers. If members of the Company's management leave without effective replacements, the Company's ability to implement its business strategy could be impaired. If the Company lost the services of its coffee roasters and purchasers, its ability to source and purchase a sufficient supply of specialty coffee beans and roast coffee beans consistent with the Company's quality standards could suffer. In either case, the Company's business and operations could be adversely affected.

The Company may not be able to hire or retain additional management and other personnel and the Company's recruiting and compensation costs may increase as a result of turnover, both of which may increase the Company's costs and reduce its profits and may adversely impact its ability to implement its business strategy.

The success of the Company's business depends upon its ability to attract and retain highly motivated, well-qualified management and other personnel. The Company faces significant competition in the recruitment of qualified employees. The Company's ability to execute its business strategy may suffer if:

- It' s unable to recruit or retain a sufficient number of qualified employees;
- The costs of employee compensation or benefits increase substantially; or
- The costs of outsourcing certain tasks to third party providers increase substantially.

Recently the Company has experienced significant turnover with respect to certain key management positions in the Company, including the position of Chief Financial Officer. This turnover increases expenses incurred as a result of severance arrangements, up-front hiring expenses and recruiting expenses. In addition, the lack of continuity among members of the Company's management team may result in frequent changes to its business strategy or may delay or hinder the effective implementation of the Company's business strategy.

Because the Company has only one roasting facility, a significant interruption in the operation of this facility could potentially disrupt its operations.

The Company has only one coffee roasting facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair its ability to operate its business on a day-to-day basis. In addition, because the Company's coffee roasting facility is located in Vermont, its ability to ship coffee and receive shipments or raw materials may be adversely effected during winter months as a result of severe winter conditions and storms.

Increases in the cost of high quality arabica coffee beans could reduce the Company's gross margin and profit.

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, and this situation is likely to persist. Management believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In recent years, while the "C" price has been at or near historic lows, differentials have generally been on the rise.

In the past, the Company generally has been able to pass increases in green coffee costs to its customers. However, there can be no assurance that it will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force Green Mountain to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain roasts over 40 different types of green coffee beans to produce its more than 100 coffee selections, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain could substitute another type of coffee of equal or better quality, meeting a similar taste profile. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on Green Mountain and its profitability.

The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, Green Mountain enters into futures contracts to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these hedging activities are described in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

Decreased availability of high quality arabica coffee beans could result in a decrease in revenue and jeopardize the Company's ability to maintain or expand its business.

Arabica coffee beans of the quality the Company purchases are not readily available on the commodity markets. The Company depends on its relationships with coffee brokers, exporters and growers for the supply of its primary raw material, high quality arabica coffee beans.

Green Mountain purchases an increasing amount of green coffee from specifically identified farms, estates, cooperatives and cooperative groups. In fiscal 2003, close to 42% of green coffee purchases were "farm-identified," up from 34% in fiscal 2002. The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period the Company needs this green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels.

If the Company's relationships with coffee brokers, exporters and growers deteriorate, the Company may be unable to procure a sufficient quantity of high quality coffee beans. In such case, the Company may not be able to fulfill the demand of its existing customers, supply new customers or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair the Company's ability to maintain or expand the Company's business.

Political instability in coffee growing regions could result in a decrease in the availability of high quality arabica coffee beans needed for the continued operation and growth of the Company's business and an increase in its operating costs.

The Company roasts Arabica coffee beans from many different regions to produce over 100 types and blends of coffee. The political situation in many of those regions, including Africa, Indonesia and Central and South America, can be unstable, and such instability could affect the Company's ability to purchase coffee from those regions. If Arabica coffee beans from a region become unavailable or prohibitively expensive, the Company may be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in its blends. Frequent substitutions and changes in the Company's coffee product lines may lead to cost increases, customer alienation and fluctuations in its gross margins. Furthermore, a worldwide supply shortage of the high quality Arabica coffee beans the Company purchases could have a material adverse effect on its business.

The Company's roasting methods are not proprietary, so competitors may be able to duplicate them, which could harm the Company's competitive position.

The Company considers its roasting methods essential to the flavor and richness of its coffee and, therefore, essential to its brand. Because the Company's roasting methods cannot be patented, the Company would be unable to prevent competitors from copying its roasting methods if such methods became known. If the Company's competitors copy its roasting methods, the value of the Company's brand may be diminished, and the Company may lose customers to its competitors. In addition, competitors may be able to develop roasting methods that are more advanced than the Company's roasting methods, which may also harm its competitive position.

Competition in the specialty coffee market is intense and could affect the Company's profitability.

The specialty coffee market is highly fragmented. The Company's primary competitors in specialty coffee sales include Gevalia Kaffe (Kraft Foods), Dunkin' Donuts (a subsidiary of Allied Domecq), Peet's Coffee & Tea, Millstone (Procter & Gamble), New England Coffee Company and Starbucks. There are numerous smaller, regional brands that also compete in this category. In addition, the Company competes indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble, Sara Lee and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for the Company's coffee. If the Company does not succeed in effectively differentiating itself from its competitors or its competitors adopt the Company's strategies, then its competitive position will be weakened.

Competition in the specialty coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the specialty coffee market. Many of these new market entrants may have greater financial, marketing and operating resources than the Company. In addition, many of the Company's existing competitors have substantially greater financial, marketing and operating resources.

Because a substantial portion of the Company's revenue is related to sales to certain major customers, the loss of one or more of these customers could materially harm the Company's business.

The Company receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Coffee pounds shipped to the Company's ten largest customers accounted for approximately 41% of its total coffee pounds shipped in fiscal 2003. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect its revenue, business and reputation.

In addition, a significant percentage of the Company's total revenues in fiscal 2003 comes from sales of K-Cups®. If the Company was no longer permitted to manufacture K-Cups® or if competitive, business or economic factors had a material negative impact on sales of the Keurig brewing system, the Company's business would be adversely affected.

The Company's substantial equity investment in Keurig, Incorporated, a small, privately-held company, could have a material ongoing negative effect on the Company's net income.

The Company has a substantial equity investment in Keurig, Incorporated, a small private company. Keurig can have significant quarterly operating income/loss fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss and its negative earnings have a direct effect on the Company's net income because the Company's investment in Keurig is accounted for under the equity method of accounting. Further, there is a high degree of uncertainty with respect to Keurig's spending for the launch of the Keurig® Single-Cup Brewer for the home and results could materially vary depending on Keurig's success in entering the home brewer market and its ability to secure adequate financing to support this launch. Due to contractual agreements between the Company and the other stockholders of Keurig, Incorporated, the Company has very little control over the management, operation or strategic direction of Keurig, Incorporated.

The Company is constructing a new large manufacturing and distribution facility. This project could have an adverse effect on the Company as result of increased capital needs, possible construction delays and cost overruns, implementation and coordination problems and other unforeseen difficulties associated with a large capital project.

The Company has announced that it intends to construct a new 52,000 square foot facility designated solely for warehousing and distribution. The cost of this project is currently estimated at $8.4 million. The Company anticipates financing a large portion of the project through long-term debt. The increased debt could have a negative impact on the Company and could limit the Company's ability to have access to additional capital sources in the future to pursue other opportunities or make additional capital expenditures. In addition, the increased expense associated with servicing this debt could have an adverse effect on the Company's current cash flow.

As a large-scale construction project, there are inherent risks such as changes in materials costs or availability, inclement weather or other unforeseen events or conditions, that may substantially delay the project's completion or increase its cost. In either case this could have a material adverse effect on the Company and negatively impact its ability to meet its growth expectations.

After the anticipated completion of this facility in September 2004, the Company will have to shift portions of its warehousing and distribution operation to the new facility. Problems implementing and coordinating the new facility into the Company's current operations could cause the Company to fail to realize the expected returns on this project and focus management's attention away from implementing other aspects of the Company's business strategy.

The Company relies on a single third party supplier for its integrated software management system that is integral to the success and operation of the Company.

  The Company relies on PeopleSoft and its employees and subcontractors in connection with its software management system that is essential to the Company's operations, including without limitation accounting, inventory, and sales. If PeopleSoft was to experience financial, operational, or quality assurance difficulties, or if there is any other disruption in the Company's relationship with PeopleSoft, the Company may decide to purchase and/or implement a new software management system, which could have a material adverse effect on the Company.

Because a substantial portion of the Company's business is based in New England, a worsening of the regional New England economy, a decrease in consumer spending or a change in the competitive conditions in this market may substantially decrease the Company's revenue and may adversely impact the Company's ability to implement its business strategy.

Coffee pounds shipped to customers in New England accounted for 49% of the Company's total pounds shipped in 2003. The Company expects that its New England operations will continue to generate a substantial portion of its revenue. In addition, the Company's market share and visibility in New England provides the Company with a means for increasing brand awareness, building customer loyalty and strengthening its premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in New England may not only lead to a substantial decrease in revenue, but may also adversely impact the Company's ability to market its brand, build customer loyalty, or otherwise implement its business strategy and further diversify the geographical concentration of its operations.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices (the "C" price of coffee). To address these risks, the Company enters into hedging transactions as described below. Green Mountain does not use financial instruments for trading purposes.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the Company's financial position or earnings.

Interest rate risks

At September 27, 2003, the Company had $6,850,000 of debt subject to variable interest rates (Fleet Bank's prime rate, or LIBOR rates plus a margin based on a performance price structure). A 100 basis point increase in interest rates would increase annual interest expense by approximately $68,000.

Green Mountain has also entered into a $5 million amortizing interest rate swap agreement effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR. In fiscal 2003, the Company paid $71,000 in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated. The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 27, 2003, the Company estimates it would have paid $120,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company's gross profit margins can be significantly impacted by changes in the price of green coffee. Green Mountain enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. Green Mountain generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. At September 27, 2003, the Company had approximately $13.0 million in purchase commitments, of which approximately 90% had a fixed price. Approximately 52% of its estimated coffee requirements through September 26, 2004, the end of its 2004 fiscal year, had been contracted for as of September 27, 2003.

In addition, the Company regularly uses commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At September 27, 2003, the Company held outstanding coffee futures contracts covering 375,000 lbs of coffee and with a fair value of ($3,000). The average settlement price used to calculate the fair value of the contracts outstanding was $0.64. If the settlement price drops on average by 10%, the additional loss incurred will be approximately $24,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2004.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1.

In accordance with rule 3-09, the Company will file audited financial statements of its equity method investee Keurig, Incorporated for the calendar year ending December 31, 2003, which meets the significant subsidiary tests, within 90 days of the equity investee's year-end.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Report, and pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, the Company's Chief Executive Officer and Chief Financial Officer, together with other members of Company management, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While the Company believes that the present design of its disclosure controls and procedures is effective to make known to its senior management in a timely fashion all material information concerning its business, the Company will continue to improve the design and effectiveness of its disclosure controls and procedures to the extent necessary in the future to provide senior management with timely access to such material information, and to correct any deficiencies that the Company may discover in the future.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information regarding the Company's executive officers, the information called for by this Item is incorporated by reference in this report to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 25, 2004, which will be filed not later than 120 days after the close of the Company's fiscal year ended September 27, 2003 (the "Definitive Proxy Statement").

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

Item 14. Principal Accountant Fees and Services

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).
3.3	Certificate of Merger (incorporated by reference to Exhibit 3.3 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 2003).
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
(e) Addendum & Amendment to Lease dated October 15, 2003.
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

10.24

Employment Agreement between Green Mountain Coffee, Inc., and Robert D. Britt dated as of November 11, 2002 (incorporated by reference to exhibit 10.24 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2002). *

10.25

Resignation of Kevin G. McBride dated December 11, 2002, and Exhibit A (proposed Release and Severance Agreement) (incorporated by reference to exhibit 10.25 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2002). *

10.26	Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003. *
14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct.
21	List of Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan ** Superceded and replaced by the agreements included in Exhibit 4.1 and related to a new credit facility

Reports on Form 8-K

The Company filed a Form 8-K on July 31, 2003. The Company furnished its third quarter 2003 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition" under Item 9 "Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
By: /s/ Robert P. Stiller__ ROBERT P. STILLER
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 19, 2003

/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	December 19, 2003

KATHRYN S. BROOKS*	Vice President of Human Resources and Organizational Development and Director	December 19, 2003

BARBARA CARLINI*	Director	December 19, 2003

WILLIAM D. DAVIS*	Director	December 19, 2003

JULES A. DEL VECCHIO*	Director	December 19, 2003

HINDA MILLER*	Director	December 19, 2003

DAVID E. MORAN*	Director	December 19, 2003

*By: _/s/ Robert P. Stiller______ Robert P. Stiller, Attorney-in-fact

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Index to Consolidated Financial Statements

Report of Independent Auditors

To The Board of Directors and Stockholders of Green Mountain Coffee Roasters, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. at September 27, 2003 and September 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 14, 2003

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheet
(Dollars in thousands)

	September 27, 2003	September 28, 2002

Assets
Current assets:
Cash and cash equivalents	$ 502	$ 800
Receivables, less allowances of $439 and $351 at September 27, 2003, and September 28, 2002, respectively	12,708	9,132
Inventories	7,465	5,876
Other current assets	905	789
Income taxes receivable	276	528
Deferred income taxes, net	756	546
Total current assets	22,612	17,671

Fixed assets, net	22,313	20,834
Investment in Keurig, Incorporated	13,364	14,491
Goodwill and other intangibles	1,446	1,465
Other long-term assets	255	226

	$ 59,990	$ 54,687
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,123	$ 3,193
Accounts payable	6,352	6,271
Accrued compensation costs	2,056	1,031
Accrued expenses	1,823	1,271
Total current liabilities	13,354	11,766

Long-term debt	8,558	12,079
Long-term line of credit	350	3,130
Deferred income taxes	2,460	647
Other long-term liabilities	120	-

Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,156,491 and 7,956,872 shares at September 27, 2003 and September 28, 2002, respectively	816	795
Additional paid-in capital	21,669	19,793
Retained earnings	20,914	14,648
Accumulated other comprehensive (loss)	(69)	(12)
ESOP unallocated shares, at cost - 31,181 and 40,941 shares at September 27, 2003 and September 28, 2002, respectively	(846)	(1,109)
Treasury shares, at cost - 1,157,554 and 1,138,273 shares at September 27, 2003 and September 28, 2002, respectively	(7,336)	(7,050)
Total stockholders' equity	35,148	27,065

	$ 59,990	$ 54,687
	=======	=======

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statement of Operations
(Dollars in thousands except per share data)

	Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net sales	$ 116,727	$ 100,000	$ 95,576

Cost of sales	67,716	57,134	55,293

Gross profit	49,011	42,866	40,283

Selling and operating expenses	27,649	24,696	23,190
General and administrative expenses	8,241	7,490	6,972

Operating income	13,121	10,680	10,121

Other income (expense)	56	(30)	39
Interest expense	(539)	(280)	(533)

Income before income taxes	12,638	10,370	9,627

Income tax expense	(5,245)	(4,138)	(3,845)

Income before equity in net earnings of Keurig, Incorporated	7,393	6,232	5,782

Equity in net earnings of Keurig, Incorporated	(1,127)	(262)	-

Income from continuing operations	6,266	5,970	5,782

Discontinued operations:

Income on disposal of retail stores, net of income tax expense of $81	-	-	118

Net income	$ 6,266	$ 5,970	$ 5,900
	=====	=====	=====
Basic income per share:
Weighted average shares outstanding	6,859,709	6,677,394	6,398,577
Income from continuing operations	$0.91	$0.89	$0.90
Income from discontinued operations	$0.00	$0.00	$0.02
Net income	$0.91	$0.89	$0.92
Diluted income per share:
Weighted average shares outstanding	7,259,805	7,264,310	7,196,740
Income from continuing operations	$0.86	$0.82	$0.80
Income from discontinued operations	$0.00	$0.00	$0.02
Net income	$0.86	$0.82	$0.82

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the years ended September 27, 2003, September 28, 2002, and September 29, 2001
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other compre- hensive (loss)	Treasury stock		ESOP unallocated		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 30, 2000	7,342,010	$ 734	$ 13,534	$ 2,778	-	(1,137,506)	$ (7,029)	-	-	$ 10,017
Issuance of common stock under employee stock purchase plan	40,569	4	415	-	-	-	-	-	-	419
Options exercised	422,068	42	1,604	-	-	-	-	-	-	1,646
Purchase of unallocated ESOP shares	-	-	-	-	-	-	-	(73,800)	$ (2,000)	(2,000)
Tax benefit from exercise of options	-	-	2,828	-	-	-	-	-	-	2,828
Other comprehensive loss, net of tax	-	-	-	-	$ (219)	-	-	-	-	(219)
Short-swing profit	-	-	9	-	-	-	-	-	-	9
Net income	-	-	-	5,900	-	-	-	-	-	5,900
Balance at September 29, 2001	7,804,647	780	18,390	8,678	(219)	(1,137,506)	(7,029)	(73,800)	(2,000)	18,600
Issuance of common stock under employee stock purchase plan	38,365	4	517	-	-	-	-	-	-	521
Options exercised	113,860	11	441	-	-	(767)	(21)	-	-	431
Allocation of ESOP shares	-	-	(285)	-	-	-	-	32,859	891	606
Tax benefit from allocation of ESOP shares	-	-	107	-	-	-	-	-	-	107
Tax benefit from exercise of options	-	-	623	-	-	-	-	-	-	623
Other comprehensive income, net of tax	-	-	-	-	207	-	-	-	-	207
Net income	-	-	-	5,970	-	-	-	-	-	5,970
Balance at September 28, 2002	7,956,872	795	19,793	14,648	(12)	(1,138,273)	(7,050)	(40,941)	(1,109)	27,065
Issuance of common stock under employee stock purchase plan	41,363	5	528	-	-	-	-	-	-	533
Options exercised	158,256	16	747	-	-	-	-	-	-	763
Deferred compensation and non- employee compensation expense	-	-	53	-	-	-	-	-	-	53
Allocation of ESOP shares	-	-	(69)	-	-	-	-	9,760	263	194
Tax benefit from allocation of ESOP shares	-	-	26	-	-	-	-	-	-	26
Tax benefit from exercise of options	-	-	591	-	-	-	-	-	-	591
Purchase of treasury shares	-	-	-	-	-	(19,281)	(286)	-	-	(286)
Other comprehensive loss, net of tax	-	-	-	-	(57)	-	-	-	-	(57)
Net income	-	-	-	6,266	-	-	-	-	-	6,266
Balance at September 27, 2003	8,156,491	$ 816	$ 21,669	$20,914	$ (69)	(1,157,554)	$(7,336)	(31,181)	$(846)	$ 35,148
	====	===	====	====	===	=====	====	====	====	====

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001

Net income	$ 6,266	$ 5,970	$ 5,900
Other comprehensive (loss) income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(50)	(56)	(408)
(Gains) losses on derivatives designated as cash flow hedges included in net income	(7)	263	189
Other comprehensive (loss) income	(57)	207	(219)
Comprehensive income	$ 6,209	$ 6,177	$ 5,681
	=====	=====	=====

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statement of Cash Flows
(Dollars in thousands)

Year ended
September 27, 2003		September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net income	$6,266	$ 5,970	$5,900
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	-	(118)
Depreciation and amortization	4,848	4,081	3,673
(Gain) loss on disposal of fixed assets	(54)	34	(20)
Provision for doubtful accounts	397	333	830
Change in fair value of interest rate swap	120	-	-
Change in fair value of futures derivatives	(11)	(355)	369
Change in accumulated other comprehensive income	(57)	207	(219)
Tax benefit from exercise of non-qualified stock options	591	623	2,828
Tax benefit from allocation of ESOP shares	26	107
Equity in loss of Keurig, Incorporated	1,127	262	-
Deferred income taxes	1,603	912	(132)
Deferred compensation and non-employee compensation	53	-	-
Changes in assets and liabilities:
Receivables	(3,973)	(323)	(1,518)
Inventories	(1,589)	-	(108)
Other current assets	(116)	(82)	28
Income taxes receivable	252	215	(714)
Other long-term assets	(29)	(82)	53
Accounts payable	81	172	(26)
Accrued compensation costs	1,225	(51)	301
Accrued expenses	562	(39)	611
Net cash provided by operating activities	11,322	11,984	11,738

Cash flows from investing activities:
Investment in Keurig, Incorporated	-	(14,602)	-
Expenditures for fixed assets, excluding Frontier assets in 2001	(6,855)	(11,042)	(6,666)
Proceeds from disposals of fixed assets	601	571	215
Payment for Frontier acquisition	-	-	(2,474)
Net cash used for investing activities	(6,254)	(25,073)	(8,925)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,291	959	2,074
Purchase of treasury shares	(286)	-	-
Purchase of unallocated ESOP shares	-	-	(2,000)
Proceeds from issuance of long-term debt	90	20,017	196
Repayment of long-term debt	(3,681)	(5,196)	(163)
Repayment of revolving line of credit	(2,780)	(2,870)	(2,500)
Net cash provided by (used for) financing activities	(5,366)	12,910	(2,393)

Net (decrease) increase in cash and cash equivalents	(298)	(179)	420
Cash and cash equivalents at beginning of year	800	979	559
Cash and cash equivalents at end of year	$502	$ 800	$ 979
	=====	=====	=====
Supplemental disclosures of cash flow information:
Non cash activities - release of ESOP shares to participants	$200	$600	-
Cash paid for interest	$511	$ 247	$ 526
Cash paid for income taxes	$2,726	$2,423	$ 1,656

Green Mountain Coffee Roasters, Inc.
Notes to Consolidated Financial Statements

  Nature of Business and Organization

Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain Coffee") purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the northeastern United States. The majority of the Company's revenue is derived from its wholesale operation which serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. The Company also has a consumer direct operation serving customers nationwide.

The Company's fiscal year ends on the last Saturday in September. Fiscal 2003, fiscal 2002 and fiscal 2001 represent the years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively. Each of these fiscal years consists of 52 weeks.

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

  Significant Accounting Policies

  Cash and cash equivalents

  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates market. The Company does not believe that it is subject to any unusual credit or market risk.

  Inventories

  Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist primarily of green and roasted coffee, packaging materials and purchased finished goods.

  Hedging

  The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans and interest rate swaps to hedge the effect of fluctuations on interest payments on its outstanding debt. The Company recognizes derivatives on its balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

  Other long-term assets

  Other long-term assets consist of deposits and debt issuance costs. Debt issuance costs represent those costs incurred in connection with the issuance of debt. Debt issuance costs are being amortized over the respective life of the applicable debt. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 27, 2003 and September 28, 2002 were $74,000 and $103,000, respectively.

  Advertising costs

  The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which the catalog is expected to generate sales. At September 27, 2003 and September 28, 2002, prepaid advertising costs of $48,000 and $49,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $4,814,000, $4,454,000, and $4,392,000, for the years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively.

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

  Depreciation costs of manufacturing and distribution assets are included in cost of sales. Depreciation costs of other assets are included in selling and operating expenses.

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

  Cost of Sales

  The Company records external shipping and handling expenses in cost of sales. The Company also recorded in cost of sales licensing royalties in the amount of $5,091,000, 4,878,000, and $5,256,000 for the years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively, to a related party.

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

  Financial instruments

  The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 27, 2003.

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

  Significant customer credit risk and supply risk

  Since March 2001, under a new distribution agreement with ExxonMobil Corporation ("ExxonMobil"), all corporate-owned locations as well as a number of franchisee-owned locations must purchase their coffee from McLane Company ("McLane"), with McLane becoming the direct customer of Green Mountain Coffee. Net sales to McLane and corporate-owned ExxonMobil convenience stores made up less than 10% of the Company's revenues in the years ended September 27, 2003, September 28, 2002, and September 29, 2001. Receivables from McLane represented 16.2% and 15.3% of total receivables as of September 27, 2003 and September 28, 2002, respectively.

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

  In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FAS 149") which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The provisions of this statement will have no impact on the statement of financial position of the Company.

  In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150").  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. The provisions of this statement will have no impact on the statement of financial position of the Company.

  Reclassifications

  Certain reclassifications of prior year balances have been made to conform to the current presentation.

  Inventories
  Inventories consist of the following:

	September 27, 2003	September 28, 2002

Raw materials and supplies	$ 4,337,000	$ 3,332,000
Finished goods	3,128,000	2,544,000
	$ 7,465,000	$ 5,876,000
	======	======

  Inventory values above are presented net of $148,000 and $234,000 of obsolescence reserves at September 27, 2003 and September 28, 2002, respectively.

  At September 27, 2003, the Company had approximately $13,006,000 in green coffee purchase commitments, of which approximately 90% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.63 per pound and a price of $11 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

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

  Fixed Assets

  Fixed assets consist of the following:

	Useful Life in Years	September 27, 2003	September 28, 2002

Production equipment	3 - 15	$ 16,318,000	$ 11,040,000
Computer equipment and software	2 - 5	7,132,000	6,160,000
Furniture and fixtures	2 - 10	2,146,000	2,335,000
Equipment on loan to wholesale customers	3 - 5	9,429,000	8,241,000
Vehicles	4 - 5	918,000	829,000
Leasehold improvements	2 - 10 or remaining life of the lease, whichever is less	3,561,000	3,540,000
Construction-in-progress		2,264,000	3,814,000

Total fixed assets		41,768,000	35,959,000

Accumulated depreciation		(19,455,000)	(15,125,000)

		$ 22,313,000	$ 20,834,000
		=======	=======

  Total depreciation expense relating to all fixed assets was $4,829,000, $4,000,000, and $3,619,000 for fiscal 2003, 2002, and 2001, respectively.

  Assets classified as Construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on September 27, 2003 are expected to be in production use before the end of fiscal 2004.

  During fiscal 2003 and fiscal 2002, $127,000 and $135,000 of interest expense was capitalized as part of the Waterbury plant capacity expansion project. No interest was capitalized in fiscal 2001.

  During fiscal 2003, the Company undertook a review of its fixed assets records and recorded an impairment charge of $340,000, mainly related to obsolete manufacturing and distribution equipment.

  Income Taxes

  The provision for income taxes for the years ended September 27, 2003, September 28, 2002, and September 29, 2001 consists of the following:

	September 27, 2003	September 28, 2002	September 29, 2001
Current tax expense:
Federal	$ 2,897,000	$ 2,792,000	$ 2,874,000
State	699,000	552,000	906,000
Total current	3,596,000	3,344,000	3,780,000

Deferred tax expense:
Federal	1,356,000	611,000	(18,000)
State	438,000	332,000	83,000
Total deferred	1,794,000	943,000	65,000

Tax asset valuation allowance	(145,000)	(149,000)	-

Total tax expense	$ 5,245,000	$ 4,138,000	$ 3,845,000
	======	======	======

  SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers expected future events other than enactments of changes in the tax law or rates.

  Deferred tax liabilities consist of the following:

	September 27, 2003	September 28, 2002
Deferred tax assets:
Vermont state manufacturers investment tax credit	$ 1,733,000	$ 2,070,000
Section 263A adjustment	7,000	7,000
Deferred hedging losses	48,000	8,000
Other reserves and temporary differences	415,000	285,000

Gross deferred tax assets	2,203,000	2,370,000

Deferred tax asset valuation allowance	(1,523,000)	(1,672,000)

Deferred tax liability: Depreciation	(2,384,000)	(799,000)

Net deferred tax liabilities	$ (1,704,000)	$ (101,000)
	======	======

  In November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993 and June 30, 1996, which will expire in 2004. During fiscal 2003, 2002 and 2001, the Company utilized $337,000, $283,000 and $87,000 of this credit, respectively. The resulting deferred tax asset, which is substantially offset by a valuation allowance, is reflected in the above table net of the federal tax effect.

  During fiscal 2003 and 2002, the deferred tax asset valuation allowance was reduced by $145,000 and $170,000, respectively, based primarily upon estimates of future taxable income and that portion which is expected to be allocable to Vermont on which the credit could be applied. Although realization is not assured, management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence as prescribed in SFAS 109, of the amount which is more likely than not to be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

  During fiscal 2002, the deferred tax asset valuation allowance was increased by $21,000 due to the Company incurring a capital loss which it does not expect to utilize.

  A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

	September 27, 2003	September 28, 2002	September 29, 2001
Tax at U.S. Federal Statutory rate	$ 4,297,000	$ 3,526,000	$ 3,273,000
Increase (decrease) in rates resulting from:
Other nondeductible items	89,000	90,000	(86,000)
State taxes, net of federal benefit	1,004,000	671,000	658,000
Deferred tax asset valuation allowance	(145,000)	(149,000)	-

Tax at effective rates	$ 5,245,000	$ 4,138,000	$ 3,845,000
	======	======	======

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of September 27, 2003 and September 28, 2002, the shares of Common Stock owned by the Company represent approximately 49.72% and 49.93% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% and 41.9% of Keurig's common equivalent shares, respectively. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002. Due to the timing of the Company's investment in common stock of Keurig in the first two quarters of fiscal 2002, the retroactive application of equity method accounting to the results of the Company would not be material.

  As a result of contractual limitations and restrictions agreed to by the Company, MD Co., which owns approximately 23% of Keurig's capital stock, effectively controls Keurig - having the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

  The allocation of the equity investment in Keurig included the assignment of $2,554,000 to identifiable technology intangible assets that are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 10 years. In addition, the Company allocated $1,152,000 to certain fixed assets of Keurig to approximate the estimated fair value of such assets. As the transaction was effected through the purchase of currently outstanding stock of Keurig, the historical tax basis of Keurig continues and the fair value ascribed to identifiable intangible assets and fixed assets are recorded net of a deferred tax liability.

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under license agreements with Keurig, dated July 22, 2003 and June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. At September 27, 2003 and September 28, 2002, the Company had licensed royalties payable to Keurig of $462,000 and $595,000, respectively.

  Keurig is on a calendar year-end. The Company has included in its income for the year ended September 27, 2003 the company's ownership interest in Keurig's earnings of the period starting on October 1, 2002 and ending September 30, 2003. The Company has included in its income for the year ended September 28, 2002 the Company's ownership interest of the second and third calendar 2002 quarters of Keurig's earnings (April 1, 2002 through September 30, 2002). During fiscal 2003 and the last two fiscal quarters of 2002, the equity impact of Keurig's earnings was $(1,127,000) and $(262,000), net of tax, respectively. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis. In addition, adjustments were also made to eliminate Keurig's gain recognized on the sale of packaging lines in fiscal 2003 and 2002 of $205,000 and $720,000, respectively, related to the fair value ascribed to such assets at the time of the Company's adoption of equity accounting for this investment.

  Summarized financial information for Keurig (which is on a calendar year) is as follows:
Income Statement Information for the Twelve Months ended
Dollars in thousands	September 30, 2003	September 30, 2002

Revenues	$20,835	$21,560
Cost of goods sold	8,839	$ 9,809
Selling, general and administrative expenses	14,964	$10,489
Operating (loss) income	(2,968)	$ 1,262
Net (loss) income	(3,147)	$ 623

Financial Position Information at
Dollars in thousands	September 30, 2003	September 30, 2002
Current assets	$9,858	$12,500
Property, plant and equipment, net	$5,547	$5,018
Other assets	$371	$528
Total assets	$15,776	$18,046
Current liabilities	$4,241	$2,285
Noncurrent liabilities	$80	$1,237
Redeemable preferred stock	$17,808	$17,683
Stockholder's equity (deficit)	$(6,353)	$(3,159)

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

Dollars in thousands	Fiscal Year 2002	Fiscal Year 2001

Net sales	$100,000	$ 95,576
Operating income	$ 10,680	$ 10,121
Income from continuing operations before equity in net earnings of Keurig, Incorporated	$ 6,073	$ 5,244
Equity in net earnings of Keurig, Incorporated	$ (159)	$ (661)
Net income	$ 5,914	$ 4,701
Basic income per share	$ 0.89	$ 0.73
Diluted income per share	$ 0.81	$ 0.65

  Acquisition of Frontier® Organic Coffee

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

  The Company carried $125,000 of intangibles from the Frontier acquisition (primarily a trademark licensing agreement) and related accumulated amortization of $106,000 on its September 28, 2002 balance sheet. These intangibles were fully amortized in the first quarter of fiscal 2003.

  The carrying value of the Company's goodwill was approximately $1,446,000 at September 27, 2003 and September 28, 2002. There have been no changes in this carrying amount since September 29, 2001. The Company tested its goodwill for impairment at September 27, 2003 and at September 28, 2002, concluding that its goodwill is not impaired.

  Credit Facility

  The Company maintains a credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). In the second quarter of fiscal 2002, in order to finance the Keurig investment, the Company extended its existing $15,000,000 line of credit with Fleet by one year to March 31, 2004 and entered into a $5,000,000 term loan.

  On August 30, 2002, the Company entered into a new syndicated credit facility with Fleet as agent, and Fleet and Banknorth N.A. as participating lenders. The new credit facility includes a $15 million five-year term loan that was used to repay the Company's term loan and to pay down most of the Company's existing credit line. This $15 million term loan is being paid back in quarterly installments of $750,000 and matures on June 30, 2007. The new credit facility also includes an equipment line of credit of up to $5 million and a revolving line of credit of up to $12.5 million, which is subject to a borrowing base formula, and matures on March 31, 2005. The credit facility is secured by all of the Company's assets, including a pledge of the capital stock of Keurig, Incorporated owned by the Company.

  The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Interest on the Bankers Acceptance loans is paid in advance and amortized over the duration of the loans. Interest on LIBOR loans and the variable portion of the Credit Facility accrues daily and is paid monthly, in arrears.

  The interest rate on the line of credit was 4% (prime rate) at September 27, 2003. The interest rate on the term loan was 2.61% (LIBOR plus 150 basis points) at September 27, 2003.

  Interest rates on September 28, 2002 for each portion of the line of credit were as follows: 3.31% (Banker's Acceptance rate plus 150 basis points) on $2,000,000; and 4.75% (prime rate) on $1,130,000. The interest rate on September 28, 2002 on the term loan was 3.57% (LIBOR plus 175 basis points).

  At September 27, 2003 and September 28, 2002, the outstanding balance on the Fleet line of credit was $350,000 and $3,130,000, respectively, and, based upon the revolving line of credit's borrowing base formula, the amount remaining available was $17,150,000 and $10,741,000 (including the $5,000,000 specific equipment line), respectively. The terms of the Credit Facility also provide for the maintenance of specified financial ratios and restrict certain transactions without prior bank approval. The Company was in compliance with these covenants at September 27, 2003 and September 28, 2002.

  The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap has a notional amount of $5,000,000 and matures on July 1, 2007. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet. In fiscal 2003, the Company paid $71,000 in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated. The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 27, 2003, the Company estimates it would have paid $120,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  Long-term Debt

	September 27, 2003	September 28, 2002

Fleet line of credit (Note 8)	$ 350,000	$ 3,130,000
Fleet and BankNorth Term Debt (Note 8)	11,500,000	15,000,000
Central Vermont Economic Development Corporation Debenture	33,000	130,000
Office equipment capital leases	18,000	17,000
Service vehicle installment loans	130,000	125,000
	12,031,000	18,402,000
Less current portion	3,123,000	3,193,000
	$8,908,000	$15,209,000
	=======	=======

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

  Service Vehicle Installment Loans
  The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. At September 27, 2003, the notes bear interest at a rate of varying from 0.0% to 4.9% and require monthly installments of principal and interest totaling approximately $8,000. Maturities vary from April 2004 to March 2006.

  Office Equipment Capital Leases
  The Company leases fax machines. These leases require monthly installments of principal and interest totaling approximately $1,300. Maturities vary from March 2004 to August 2005.

  Maturities
  Maturities of long-term debt for years subsequent to September 27, 2003 are as follows:

Fiscal Year

2004	$ 3,123,000
2005	3,388,000
2006	2,520,000
2007	3,000,000
$ 12,031,000
======

  Discontinued operations

During the third fiscal quarter of 1998, the Company announced that it was discontinuing its company-owned retail store operations. In fiscal 2001, the Company revised its estimated pre-tax loss on disposal and reversed $199,000 ($118,000 net of tax) of the original estimate, due to lower lease termination costs.
  Coffee prices hedging

  The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. At September 27, 2003, the Company held outstanding futures contracts covering 375,000 pounds of coffee with a fair market value of $(3,000). At September 27, 2003, deferred gains on futures contracts designated as cash flow hedges amounted to $3,000 ($2,000 net of taxes). These deferred gains are classified as accumulated other comprehensive losses. These futures contracts are hedging coffee purchases forecasted to take place in the next three months and the related gains and losses will be reflected in cost of sales in the first two fiscal quarters of 2004, when the related finished goods inventory is sold. At September 28, 2002, the Company held outstanding futures contracts covering 1,087,500 pounds of coffee with a fair market value of $(14,000). At September 28, 2002, deferred losses on futures contracts designated as cash flow hedges amounted to $19,000 ($12,000 net of taxes). The total gains on futures contracts designated as cash flow hedges that were included in cost of sales in fiscal 2003 amounted to $13,000 ($7,000 net of tax). The total losses on futures contracts that were included in cost of sales in fiscal 2002 amounted to $439,000 ($263,000 net of tax).

  The fair market value for the futures was obtained from a major financial institution based on the market value of those financial instruments at September 27, 2003 and September 28, 2002.

  Employee Compensation Plans

  Stock Option Plans

  Prior to the establishment on September 21, 1993 of the Company's first employee stock option plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. These options had a maximum life of 10 years and vested immediately. On December 21, 1999, all options outstanding under these individual agreements were amended to extend the expiration date of these options from April 15, 2003 to April 15, 2008. At the time of this amendment, the exercise price of the options exceeded the fair market value of the stock, and as such, no compensation expense was recognized. At September 27, 2003, 73,814 options were outstanding under these individual agreements.

  The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 150,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996, the total number of shares of authorized common stock to be made available under the 1993 Plan was increased to 550,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 28, 2002, options for 14,411 shares of common stock were available for grant under the plan. There were no options available under the 1993 Plan on September 27, 2003, as this Plan expired on September 21, 2003, ten years after inception.

  On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 27, 2003 and September 28, 2002, options for 61,234 shares and 43,342 shares of common stock were available for grant under the plan, respectively.

  On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 27, 2003 and September 28, 2002, options for 251,213 shares and 291,700 shares of common stock were available for grant under the plan, respectively.

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

  Option activity is summarized as follows:

	Number of Shares	Option Price	Weighted-average Exercise Price

Outstanding at September 30, 2000	1,122,926	$ 2.188 - 8.969	$ 3.74
Granted	444,000	9.438 - 23.05	12.48
Exercised	(422,068)	2.188 - 7.844	3.90
Canceled	(57,800)	2.188 - 17.00	4.46
Outstanding at September 29, 2001	1,087,058	2.188 - 23.05	7.12

Granted	215,250	13.50 - 26.83	21.86
Exercised	(113,860)	2.188 - 9.438	3.98
Canceled	(52,125)	2.188 - 23.95	8.84
Outstanding at September 28, 2002	1,136,323	2.188 - 26.83	10.15

Granted	100,550	12.89 - 21.45	15.20
Exercised	(158,256)	2.188 - 18.97	3.94
Canceled	(79,015)	2.188 - 26.83	16.136
Outstanding at September 27, 2003	999,602	$ 2.188 - 26.83	$ 10.79
	======
Exercisable at September 27, 2003	592,120	$ 2.188 - 26.83	$ 7.21
	======

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding at September 27, 2003	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable at September 27, 2003	Weighted average exercise price

$ 2.188 - 5.00	390,427	4.89	$ 3.47	381,677	$ 3.45
6.375 - 9.438	126,775	6.99	9.16	64,125	9.06
12.89 - 14.93	225,600	3.00	14.03	101,325	14.09
15.05 - 18.97	121,800	8.78	17.24	14,728	18.78
20.15 - 26.83	135,000	7.01	22.25	30,265	21.98
	999,602			592,120
	======			=====

  Employee Stock Purchase Plan

  On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock have been reserved for issuance under the plan. There are two six-month withholding periods in each fiscal year. At September 27, 2003 and September 28, 2002, options for 40,559 shares and 81,922 shares of common stock were available for grant under the plan, respectively.

  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for two grants to outside consultants in fiscal 2003, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended September 27, 2003, September 28, 2002, and September 29, 2001, would have decreased to the pro forma amounts indicated below:

		Fiscal 2003	Fiscal 2002	Fiscal 2001

Net income:
	As reported	$ 6,266	$ 5,970	$ 5,900
	Pro forma	5,325	4,866	5,047
Diluted net income per share :	As reported	0.86	0.82	0.82
	Pro forma	0.73	0.67	0.70

  The fair value of each stock option under the 1993, 1999 and 2000 Plans are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 4 years, 4 years and 5 years in fiscal 2003, 2002, and 2001, respectively; an average volatility of 63%, 56%, and 97% for fiscal 2003, 2002, and 2001 respectively; no dividend yield; and a risk-free interest rate averaging 2.88%, 3.84%, and 4.12% for fiscal 2003, 2002, and 2001 grants, respectively. The weighted-average fair values of options granted during 2003, 2002, and 2001 are $9.04, $12.90, and $8.76, respectively.

  The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 2003, 2002, and 2001: an expected life of six months for all periods presented; expected volatility of 65%, 56%, 97%, respectively; and an average risk-free interest rate of 1.00%, 1.96%, and 4.02%, respectively. The weighted average fair value of those purchase rights granted in fiscal 2003, 2002, and 2001, was $8.81, $5.61, and $5.34, respectively.

  Defined Contribution Plan

  The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company who are at least eighteen years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $462,000, $425,000, and $376,000, for the years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively.

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

  For the years ended September 27, 2003, September 28, 2002, and September 29, 2001, the Company recorded compensation costs of $200,000, $200,000, and $400,000, respectively, for contributions to the ESOP.

  In April 2001, a total of 12,500 shares were purchased at a cost of $197,000 in the open market and distributed directly to participants.

  On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open-market purchases of the Company's common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company's fiscal 2010 year. Between April 19, 2001 and August 21, 2001, the Trust purchased 73,800 shares of the Company's common stock at an average price of $27.11 per share. The fair value of unearned ESOP shares at September 27, 2003 was $627,000 or $20.12 per share. The fair value of unearned ESOP shares at September 28, 2002 was $534,000 or $13.05 per share.

  In the second quarter of 2003 and 2002, 15,325 and 17,354 shares were transferred from the unallocated ESOP pool of shares and allocated to participants' accounts, respectively. At September 27, 2003, 9,940 shares had been committed to be released to participants' accounts at the end of the calendar 2003 year.

  Related party transactions

  The Company uses travel services provided by Heritage Flight, a company which provides charter air services. On September 25, 2002, Mr. Stiller, the CEO of Green Mountain Coffee Roasters, Inc, purchased 100% of the ownership of Heritage Flight, now known as ElanAir, Inc., dba Heritage Flight. During fiscal 2003 and 2002, the Company paid a total of $295,000 and $442,000 to Heritage Flight for various travel services, respectively.

  A portion of the travel fees billed in fiscal 2002 were for flights on an airplane owned by Sabre Mountain LLC, which was 50% owned by Spirit Too, LLC, a company whose sole owner was Mr. Stiller. The amount of revenues received by Sabre Mountain during fiscal 2002 from trips booked by Green Mountain Coffee amounted to $152,000.

  Commitments, Lease Contingencies and Contingent Liabilities

  Leases

  The Company leases office and retail space, production, distribution and service facilities and certain equipment under various non-cancelable operating leases, with terms ranging from one to ten years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $1,948,000, $1,848,000, and 1,792,000 in fiscal 2003, 2002, and 2001, respectively.

  Minimum future lease payments (net of committed sublease agreements of $54,000 for fiscal 2004, $55,000 for fiscal 2005, $56,000 for fiscal 2006, $56,000 for fiscal 2007 and $7,000 for fiscal 2008) under non-cancelable operating leases for years subsequent to September 27, 2003 are as follows:

Fiscal Year	Operating Leases

2004	$ 1,389,000
2005	1,296,000
2006	989,000
2007	734,000
2008	603,000
Thereafter	1,848,000

Total minimum lease payments	$ 6,859,000
======

  In addition, in October 2003, the Company committed to purchasing 5,000 B-100 brewers from Keurig, Incorporated for a total price of $1,025,000 in the first quarter of fiscal 2004.

  Earnings per share

  The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):
	Year ended
	September 27, 2003	September 28, 2002	September 29, 2001
Numerator - basic and diluted earnings per share: Net income from continuing operations	$ 6,266	$ 5,970	$ 5,782
Denominator:	======	======	======
Basic earnings per share - weighted average shares outstanding	6,859,709	6,677,394	6,398,577
Effect of dilutive securities -stock options	400,096	586,916	798,163
Diluted earnings per share -weighted average shares outstanding	7,259,805	7,264,310	7,196,740
	======	======	======

Basic earnings per share	$ 0.91	$ 0.89	$ 0.90
Diluted earnings per share	$ 0.86	$ 0.82	$ 0.80

  For the fiscal years ended September 27, 2003 and September 28, 2002, anti-dilutive options of 111,000 and 99,000, respectively, have been excluded from the calculation of EPS because the options' exercise price was greater than the market price of the common shares.

  ChefExpress.net, Inc. Investment

  In fiscal 2001, the Company held a $104,000 minority investment in ChefExpress.net , a company whose Chief Executive Officer and President at the time was a board member of Green Mountain Coffee. The Company recorded an impairment charge of $52,000 in fiscal 2001 against this minority ownership investment. A second impairment charge of $52,000 was recorded in fiscal 2002, reducing the value of the investment to zero. This was due to the fact that the expected sale of ChefExpress.net was not completed and its operations were closed down in the second quarter of fiscal 2002.

  Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2003 and fiscal 2002 (dollars in thousands, except per share data). All quarters presented are made of 12 weeks except for the first fiscal quarters of fiscal 2002 and fiscal 2003 which comprise 16 weeks each.

Fiscal 2003	January 18, 2003	April 12, 2003	July 5, 2003	September 27, 2003

Net sales	$ 36,567	$ 26,311	$ 26,344	$ 27,505
Gross profit	$ 15,724	$ 11,095	$ 11,275	$ 10,917
Net income	$ 2,314	$ 1,198	$ 1,358	$ 1,396
Earnings per share:
Basic	$ 0.34	$ 0.18	$ 0.20	$ 0.20
Diluted	$ 0.32	$ 0.17	$ 0.19	$ 0.19

Fiscal 2002	January 19, 2002	April 13, 2002	July 6, 2002	September 28, 2002

Net sales	$ 32,357	$ 23,013	$ 22,989	$ 21,641
Gross profit	$ 14,233	$ 9,884	$ 9,685	$ 9,064
Net income	$ 2,246	$ 1,326	$ 1,441	$ 957
Earnings per share:
Basic	$ 0.34	$ 0.20	$ 0.22	$ 0.14
Diluted	$ 0.31	$ 0.18	$ 0.20	$ 0.13

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Directors and Stockholders of Green Mountain Coffee Roasters, Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 14, 2003 appearing in the 2003 Annual Report to Stockholders of Green Mountain Coffee Roasters, Inc. (which report and consolidated financials statements are incorporated by reference in this annual report on form 10-k) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 14, 2003

Schedule II - Valuation and Qualifying Accounts
for the fiscal years ended
September 27, 2003, September 28, 2002, and September 29, 2001

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Fiscal 2003	$ 351,000	$ 397,000	-	$ 309,000	$ 439,000
Fiscal 2002	$ 492,000	$ 333,000	-	$ 474,000	$ 351,000
Fiscal 2001	$ 320,000	$ 830,000	-	$ 658,000	$ 492,000

Obsolete inventory valuation allowance:
Fiscal 2003	$ 234,000	-	-	$ 86,000	$ 148,000
Fiscal 2002	$149,000	$289,000	-	$204,000	$234,000
Fiscal 2001	$ 127,000	$106,000	-	$ 84,000	$149,000

Deferred tax asset valuation allowance:
Fiscal 2003	$ 1,672,000	-	-	$ 149,000	$ 1,523,000
Fiscal 2002	$1,821,000	$ 21,000	-	$170,000	$1,672,000
Fiscal 2001	$1,821,000	-	-	-	$1,821,000