Form 10-Q
period 2004-01-17
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2004-03-02
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the sixteen weeks ended January 17, 2004

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

YES [ ] NO [ Ö ]

As of February 20, 2004, 7,027,337 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)
	January 17, 2004	September 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 391	$ 502
Receivables, less allowances of $780 and $439 at January 17, 2004 and September 27, 2003, respectively	13,365	12,708
Inventories	7,955	7,465
Other current assets	1,204	905
Income taxes receivable	-	276
Deferred income taxes, net	779	756
Total current assets	23,694	22,612

Fixed assets, net	25,448	22,313
Investment in Keurig, Incorporated	13,033	13,364
Goodwill	1,446	1,446
Other long-term assets	246	255

	$ 63,867	$ 59,990
	====	====
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,088	$ 3,123
Accounts payable	7,771	6,352
Accrued compensation costs	1,952	2,056
Income taxes payable	1,287	-
Accrued expenses	2,338	1,823
Total current liabilities	16,436	13,354

Long-term debt	6,715	8,558
Long-term line of credit	-	350
Deferred income taxes	2,601	2,460
Other long-term liabilities	99	120

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,180,371 and 8,156,491 shares at January 17, 2004 and September 27, 2003, respectively	818	816
Additional paid-in capital	21,887	21,669
Retained earnings	23,513	20,914
Accumulated other comprehensive (loss)	(20)	(69)
ESOP unallocated shares, at cost - 31,181 shares	(846)	(846)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	38,016	35,148

	$ 63,867	$ 59,990
	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Sixteen weeks ended
	January 17, 2004	January 18, 2003

Net sales	$ 43,285	$ 36,567
Cost of sales	26,008	20,843
Gross profit	17,277	15,724

Selling and operating expenses	9,430	8,922
General and administrative expenses	2,710	2,565
Operating income	5,137	4,237

Other income	21	57
Interest expense	(107)	(195)
Income before income taxes	5,051	4,099

Income tax expense	(2,121)	(1,701)
Income before equity in net earnings of Keurig, Incorporated	2,930	2,398
Equity in net earnings of Keurig, Incorporated	(331)	(84)
Net income	$ 2,599	$ 2,314
	=====	=====
Basic income per share:
Weighted average shares outstanding	6,978,601	6,798,204
Net income	$ 0.37	$ 0.34

Diluted income per share:
Weighted average shares outstanding	7,410,917	7,189,839
Net income	$ 0.35	$ 0.32

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Sixteen weeks ended
	January 17, 2004	January 18, 2003

Net income	$ 2,599	$ 2,314
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	40	(13)
Losses/ (gains) on derivatives designated as cash flow hedges included in net income	9	3
Other comprehensive income/ (loss)	49	(10)
Comprehensive income	$ 2,648	$ 2,304
	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended January 17, 2004
(Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 27, 2003	8,156,491	$ 816	$ 21,669	$ 20,914	$ (69)	(1,157,554)	$(7,336)	(31,181)	$(846)	$ 35,148
Options exercised	23,880	2	102	-	-	-	-	-	-	104
Tax benefit from exercise of options	-	-	90	-	-	-	-	-	-	90
Deferred compensation and stock compensation expense	-	-	26	-	-	-	-	-	-	26
Other comprehensive income, net of tax	-	-	-	-	49	-	-	-	-	49
Net income	-	-	-	2,599	-	-	-	-	-	2,599

Balance at January 17, 2004	8,180,371	$ 818	$ 21,887	$ 23,513	$ (20)	(1,157,554)	$(7,336)	(31,181)	$(846)	$ 38,016
	====	===	====	====	===	====	====	===	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)
	Sixteen weeks ended
	January 17, 2004	January 18, 2003

Cash flows from operating activities:
Net income	$ 2,599	$ 2,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,368	1,385
(Gain) on disposal of fixed assets	(12)	(56)
Provision for doubtful accounts	409	311
Change in fair value of interest rate swap	(21)	122
Change in fair value of futures derivatives	(54)	(78)
Change in accumulated other comprehensive income	49	-
Tax benefit from exercise of non-qualified options	90	57
Equity in loss of Keurig, Incorporated	331	84
Deferred income taxes	118	143
Deferred compensation and stock compensation	26	10
Changes in assets and liabilities:
Receivables	(1,066)	(1,628)
Inventories	(490)	(301)
Income tax payable (receivable)	1,563	1,222
Other current assets	(248)	(524)
Other long-term assets, net	9	(94)
Accounts payable	1,419	4
Accrued compensation costs	(104)	806
Accrued expenses	518	157
Net cash provided by operating activities	6,504	3,934

Cash flows from investing activities:
Capital expenditures for fixed assets	(4,584)	(2,162)
Proceeds from disposals of fixed assets	93	432
Net cash used for investing activities	(4,491)	(1,730)

Cash flows from financing activities:
Proceeds from issuance of common stock	104	268
Purchase of treasury shares	-	(286)
Repayment of long-term debt	(1,878)	(1,568)
Net change in revolving line of credit	(350)	(940)
Net cash used for financing activities	(2,124)	(2,526)

Net (decrease) in cash and cash equivalents	(111)	(322)
Cash and cash equivalents at beginning of period	502	800
Cash and cash equivalents at end of period	$ 391	$ 478
	====	====

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the sixteen week period ended January 17, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 27, 2003.

2. Inventories

Inventories consisted of the following at:

	January 17, 2004	September 27, 2003
Raw materials and supplies	$ 4,088,000	$ 4,337,000
Finished goods	3,867,000	3,128,000
	$ 7,955,000	$ 7,465,000
	=====	=====

Inventory values above are presented net of $172,000 and $148,000 of obsolescence reserves at January 17, 2004 and September 27, 2003, respectively.

At January 17, 2004, the Company had approximately $13,927,000 in green coffee purchase commitments, of which approximately 87% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.69 per pound and a price of $11 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

 3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Sixteen weeks ended
	January 17, 2004	January 18, 2003
Numerator - basic and diluted earnings per share : Net income	$ 2,599	$ 2,314
Denominator:	====	====
Basic earnings per share - weighted average shares outstanding	6,978,601	6,798,204
Effect of dilutive securities - stock options	432,316	391,635
Diluted earnings per share - weighted average shares outstanding	7,410,917	7,189,839
	====	====
Basic earnings per share	$ 0.37	$ 0.34
Diluted earnings per share	$ 0.35	$ 0.32

 For the sixteen weeks ended January 17, 2004 and January 18, 2003, options to purchase 61,000 and 259,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares subject to the options.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At January 17, 2004, the Company held outstanding futures contracts with a fair market value of $51,000. These futures contracts are hedging coffee purchase commitments that take place in the next six months and the related gains and losses will be reflected in cost of sales in the next three fiscal quarters when the related finished goods inventory is sold. At September 27, 2003, the Company held futures contracts with a total fair market value of $(3,000).

  At January 17, 2004, deferred gains on futures contracts designated as cash flow hedges amounted to $66,000 ($38,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the sixteen weeks ended January 17, 2004, total losses on futures contracts (gross of tax) included in cost of sales amounted to $15,000. In the sixteen week period ended January 18, 2003, total losses on futures (gross of tax) included in cost of sales amounted to $6,000.

  The Company entered into an interest rate swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap had an original notional amount of $5,000,000 and a maturity date of July 1, 2007. The notional amount at January 17, 2004 was $3,889,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet. For sixteen weeks ended January 17, 2004, the Company paid $34,000 in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At January 17, 2004, the Company estimates it would have paid $99,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of January 17, 2004 and September 27, 2003, the shares of Common Stock owned by the Company represent approximately 49.7% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% of Keurig's common equivalent shares. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002.

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

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $2,119,000 and $1,355,000 for the fiscal quarters ended January 17, 2004 and January 18, 2003, respectively. At January 17, 2004 and September 27, 2003, the Company had royalties payable to Keurig of  $471,000 and $462,000, respectively. Keurig also purchases coffee products from the Company. For the sixteen weeks ended January 17, 2004 and January 18, 2003, the Company sold $184,000 and $28,000 worth of coffee products to Keurig, Incorporated, respectively. In addition, the Company purchases brewer equipment from Keurig, Incorporated. For the sixteen weeks ended January 17, 2004 and January 18, 2003, the Company purchased $1,093,000 and $123,000 of brewers and associated equipment from Keurig, Incorporated, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed.

  Keurig is on a calendar year-end. The Company has included in its income for the sixteen week period ended January 17, 2004 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2003 through December 31, 2003), without giving effect to the differences between the duration of the Company's second fiscal quarter (16 weeks) and Keurig's fourth calendar quarter (13 weeks). During the sixteen weeks ended January 17, 2004, the net equity impact of Keurig's earnings was ($331,000). The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:
Income Statement Information for the Three Months ended December 31, 2003 Dollars in thousands

Revenues	$ 8,994
Cost of goods sold	$ 5,126
Selling, general, and administrative expenses	$ 4,702
Operating income	$ (834)
Net income	$ (998)

Financial Position Information as of December 31, 2003 Dollars in thousands

Current assets	$ 9,290
Property, plant and equipment, net	$ 5,226
Other assets	$ 349
Total assets	$ 14,865
Current liabilities	$ 4,332
Noncurrent liabilities	$ 68
Redeemable preferred stock	$ 17,838
Shareholders' equity (deficit)	$ (7,373)

  Recent Pronouncements

   In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. In December 2003, the issuance of FASB staff position 46-6 "Effective Date of FASB Interpretation No. 46", deferred the effective date of FIN 46 until no later than fiscal periods ending after March 31, 2004 for interests held by public entities in variable interest or potential variable interest entities created before February 1, 2003.  The Company is currently evaluating the effects of the recent pronouncement, including the Company's investment in Keurig, Incorporated. The Company's maximum exposure related to Keurig is the current carrying value of the investment.

  Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the sixteen weeks ended January 17, 2004 would have decreased to the pro forma amounts indicated below:

Sixteen weeks ended
		January 17, 2004	January 18, 2003

Net income:	As reported	$ 2,599	$ 2,314
	Pro forma	2,363	2,017
Diluted net income per share:	As reported	0.35	0.32
	Pro forma	0.32	0.28

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 4 years and 5 years; an average volatility of 70% and 61%; no dividend yield; and a risk-free interest rate averaging 2.85% and 2.97%, for the grants issued during the sixteen weeks ended January 17, 2004 and January 18, 2003, respectively. The weighted-average fair values of options granted during the sixteen weeks ended January 17, 2004 and January 18, 2003 are $11.65 and $8.06, respectively.

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In each of the sixteen week periods ended January 17, 2004 and January 18, 2003, the Company recorded compensation costs of $62,000, to accrue for anticipated stock distributions under the ESOP. On January 17, 2004, the ESOP held 31,181 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the Plan. In each of the sixteen week periods ended January 17, 2004 and January 18, 2003, $8,000 of compensation expense has been recorded under this Plan.

  Income Taxes

  The Company benefits from a manufacturer's investment tax credit from the State of Vermont expiring in at the end of fiscal 2004. At January 17, 2004, the deferred tax asset of $143,000 is reported net of a valuation allowance amounting to $1,426,000. During the sixteen weeks ended January 17, 2004, the Company reduced the valuation allowance on the deferred tax asset arising from its Vermont tax credit by $32,000, based primarily upon estimates of future taxable income; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options.

  Related party transactions

  The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the sixteen weeks ended January 17, 2004 and January 18, 2003, Heritage Flight billed the Company the amount of $86,000 and $67,000, respectively, for various travel services.

  Subsequent event

On January 22, 2004 the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,090,500 over a five year period beginning in fiscal year 2004. These incentives are expected to reduce the Company's Vermont income tax rate. The capital investment tax credits are $1,843,728 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are also subject to recapture and disallowance provisions due to curtailment of trade or business, as defined in the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

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

 Overview

Green Mountain Coffee Roasters, Inc. ("Green Mountain") sells coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales for Green Mountain's wholesale or consumer direct channels, including media and advertising expenses, a portion of rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of rental expense and the salaries and related expenses of personnel not elsewhere categorized.

Green Mountain's fiscal year ends on the last Saturday in September. Our fiscal year normally consists of four quarterly periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year.

Results of Operations

Sixteen weeks ended
	January 17, 2004	January 18, 2003

Net sales	100.0%	100.0%
Cost of sales	60.1%	57.0%
Gross profit	39.9%	43.0%

Selling and operating expenses	21.8%	24.4%
General and administrative expenses	6.2%	7.0%
Operating income	11.9%	11.6%

Other income (expense)	0.0%	0.1%
Interest expense	(0.2)%	(0.5)%
Income before taxes	11.7%	11.2%

Income tax expense	(4.9)%	(4.7)%
Income before equity in net earnings of Keurig, Incorporated	6.8%	6.5%
Equity in net earnings of Keurig, Incorporated	(0.8)%	(0.2)%
Net income	6.0%	6.3%
	===	===

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Total Company Coffee Pounds Shipped by Sales Channel - Unaudited

Channel	Q1 16 wks. ended 1/17/04	Q1 16 wks. ended 1/18/03	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
Supermarkets	1,823	1,479	344	23.3%
Convenience Stores	1,564	1,519	45	3.0%
Office Coffee Service Distributors	1,201	1,019	182	17.9%
Food Service	787	699	88	12.6%
Consumer Direct	181	170	11	6.5%
Totals	5,556	4,886	670	13.7%

             Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Coffee Pounds Shipped by Geographic Region - Unaudited

Region	Q1 16 wks. ended 1/17/04	Q1 16 wks. ended 1/18/03	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
New England	2,420	2,320	100	4.3%
Mid-Atlantic	1,693	1,437	256	17.8%
South	866	666	200	30.0%
Midwest	239	193	46	23.8%
West	283	236	47	19.9%
International	55	34	21	61.8%
Totals	5,556	4,886	670	13.7%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Sixteen weeks ended January 17, 2004 versus sixteen weeks ended January 18, 2003

Net sales increased by $6,718,000, or 18.4%, to $43,285,000 for the sixteen weeks ended January 17, 2004 (the "2004 period"), as compared to the sixteen weeks ended January 18, 2003 (the "2003 period"). Coffee pounds shipped increased by approximately 670,000 pounds, or 13.7%, to approximately 5,556,000 pounds in the 2004 period. The difference between the dollar sales and pounds shipped growth rates is due to significantly higher sales of Keurig K-Cups® which carry a higher sales price per pound, and sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The pounds increase was strongest in the supermarket channel, which increased 344,000 pounds, primarily due to strong shipments to two customers, Costco and Publix Supermarkets, a new customer of the Company. Sales to the Office Coffee Service ("OCS") channel were also very strong, with a quarter-over-quarter growth of 182,000 lbs driven by growth in K-Cup sales. Key contributors to growth in K-Cup sales were the continued rollout of K-Cups to ARAMARK, sales of Celestial Seasonings teas in K-Cups, and strong sales to existing OCS distributors in conjunction with the roll-out of the new B-100 Keurig brewer for the home and small offices.

Gross profit increased by $1,553,000, or 9.9%, to $17,277,000 for the 2004 period. As a percentage of net sales, gross profit decreased 3.1 percentage points to 39.9% for the 2004 period. This decline is primarily due to higher coffee prices and higher sales of certain products with lower gross margins (Keurig K-Cups, and certain Fair Trade and organic products sold to supermarkets)

Selling, general and administrative expenses increased by $653,000, or 5.7%, to $12,140,000 for the 2004 period. As a percentage of sales, selling, general and administrative expenses decreased 3.4 percentage points to 28.0% of sales. This improvement was the result of leveraging selling and organizational resources on a higher sales base and lower severance costs related to management changes in the 2003 period, partially offset by an increase in the allowance for doubtful accounts and an increase in employment benefits costs.

As a result of the foregoing, operating income increased by $900,000, or 21.2%, to $5,137,000 for the 2004 period.

Interest expense decreased by $88,000 to $107,000 for the 2004 period. This decrease is due to lower debt balances, as the Company used its strong operating cash flows to pay down its debt over the course of the last year. In the 2004 period and the 2003 period, the Company capitalized $22,000 and $37,000, respectively, of interest expense associated with investments in production equipment currently classified as construction in progress.

Income tax expense increased $420,000, or 24.7%, to $2,121,000 for the 2004 period. The effective tax rate for the 2004 period was 42.0%, up slightly from 41.5% in the 2003 period.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as the Company's Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Green Mountain's percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at January 17, 2004 and September 27, 2003. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain.

The equity in the net earnings of Keurig in the 2004 period was a loss of $331,000 or $0.04 per diluted share. This Keurig loss is primarily due to the ramp-up of sales and marketing expenditures related to the Keurig® Single-Cup Brewer for the home. In the 2003 period, the equity in Keurig's net earnings was a loss of $84,000.

Net income increased by $285,000, or 12.3%, to $2,599,000 in the 2004 period. Earnings per diluted share were $0.35 in the 2004 period as compared to $0.32 in the 2003 period.

 Liquidity and Capital Resources

Working capital decreased $2,000,000 to $7,258,000 at January 17, 2004 from $9,258,000 at September 27, 2003. This decrease is primarily due to increased accounts payable and income taxes payable, partially offset by an increase in accounts receivable. The increase in accounts payable was due to the timing of certain large green coffee purchases and capital expenditures. The increase in accounts receivable was due to an increase in day sales outstanding, primarily related to certain supermarket accounts.

Net cash provided by operating activities increased by $2,570,000, or 65.3%, to $6,504,000 in the 2004 period. Cash flows from operations were used to fund capital expenditures and repay long-term debt in the 2004 period.

During the 2004 period, Green Mountain had capital expenditures of $4,584,000, including $2,743,000 for equipment, $1,101,000 for leasehold improvements and fixtures, $489,000 for loaner equipment, $244,000 for computer equipment and software, and $7,000 for vehicles. During the 2003 period, Green Mountain had capital expenditures of $2,162,000, including $936,000 for production equipment, $592,000 for computer equipment and software, $565,000 for loaner equipment, and $69,000 for leasehold improvements and fixtures.

At January 17, 2004, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $5,958,000. This balance primarily includes expenditures related to the installation of the bowl roasters and related conveyance and storage equipment, as well as initial expenditures related to the construction of a new distribution center. The bowl roaster and related equipment is expected to be ready for production use by the end of the third quarter of fiscal 2004 and the distribution center is expected to be in service by the end of the fourth quarter of fiscal 2004.

In the first fiscal quarter of 2003, Green Mountain repurchased 19,281 of its own common shares at a cost of $286,000.

Green Mountain has a syndicated credit facility with Fleet Bank N.A. ("Fleet") and Banknorth N.A. This facility includes an equipment line of credit of up to $5,000,000 and a revolving line of credit of up to $12,500,000 which matures in March 2005. On January 17, 2004, no amounts were outstanding under this credit facility and the entire $17,500,000 was available (including the $5,000,000 specific equipment line). The credit facility is subject to quarterly covenants and Green Mountain was in compliance with these covenants at January 17, 2004. Also part of this credit facility is a $15,000,000 term loan that is being paid back in minimum quarterly installments of $750,000 and expires in 2007. The outstanding balance on the term loan at January 17, 2004 was $9,690,000.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. The Company also entered into an amortizing interest rate swap agreement effective January 1, 2003, in order to fix the interest rate on a portion of the term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. The notional amount of the swap at January 17, 2004 was $3,889,000.

Management believes that cash flow from operating activities, existing cash and the currently available credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements through fiscal 2004. It is likely that the Company will seek additional borrowings to specifically finance the construction of the new warehousing and distribution facility, although no assurances can be made that the Company will be able to secure such financing.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2004, remaining	$1,558,000	$1,012,000	$12,027,000	$14,597,000
2005	3,035,000	1,390,000	1,460,000	5,885,000
2006	3,020,000	1,074,000	110,000	4,204,000
2007	2,190,000	765,000	110,000	3,065,000
2008	-	616,000	110,000	726,000
Thereafter	-	2,667,000	110,000	2,777,000
Total	$ 9,803,000	$ 7,524,000	$ 13,927,000	$31,254,000

Outlook

The Company expects net sales growth in the range of 13% to 17% and coffee pounds growth of 9% to 11% in the second quarter of fiscal 2004. The Company anticipates its operating margin will be in the range of 8.8% to 9.1%. The Company believes its tax rate for fiscal 2004 will be in the range of 41.0% to 42.0%. Income prior to equity in the net earnings of Keurig is expected to increase in the range of 3% to 8% over the second quarter in fiscal 2003. The Company expects that the recognition of its share of Keurig's loss for the second quarter of 2004 will reduce diluted earnings per share by $0.02 to $0.04. Based on all of these factors, the Company anticipates its fully diluted earnings per share for the second quarter of fiscal 2004 will be in the range of $0.17 to $0.20 per share.

For fiscal year 2004 as a whole, net sales are anticipated to increase in the range of 13% to 18% on coffee pounds growth of 9% to 12%. The Company expects that its operating margin will be in the range of 10.9% to 11.2%. Income prior to equity in the net earnings of Keurig is expected to increase in the range of 12% to 17% over fiscal 2003. The Company expects that the recognition of its share of Keurig's loss for fiscal 2004 will reduce diluted earnings per share by $0.07 to $0.12. The Company anticipates its fully diluted earnings per share for fiscal 2004 to be in the range of $1.02 to $1.09 per share.

The Company forecasts its capital expenditures for fiscal 2004 to be in the range of $13 to $15 million and depreciation expenses to be in the range of $5.5 and $6.0 million. In November 2003, Green Mountain Coffee announced plans to build a new distribution and warehousing facility attached to the Company's current plant. This new warehousing and distribution building will incorporate material-handling automation to improve the Company's distribution efficiencies, which the Company anticipates will result in lower overall distribution costs relative to sales over the long-term, as well as allow for increased packaging capacity in the current plant. The capital project is underway and is expected to cost approximately $8.4 million.

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

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their critical accounting policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of their Form 10-K. The SEC defined a critical accounting policy as one which is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, the Company has described our critical accounting policies below.

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

Sales of specialty coffee constitute the majority of the Company's net revenues.

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

- It's unable to recruit or retain a sufficient number of qualified employees;
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

The Company has only one coffee roasting facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair its ability to operate its business on a day-to-day basis. In addition, because the Company's coffee roasting facility is located in Vermont, its ability to ship coffee and receive shipments or raw materials may be adversely affected during winter months as a result of severe winter conditions and storms.

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

The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, Green Mountain enters into futures contracts to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these hedging activities are described in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

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

In addition, a significant percentage of the Company's total revenues in fiscal 2003 comes from sales of K-Cups®. If the Company was no longer permitted to manufacture K-Cups or if competitive, business or economic factors had a material negative impact on sales of the Keurig® single-cup brewing system, the Company's business would be adversely affected.

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

The Company is constructing a new large manufacturing and distribution facility. This project could have an adverse effect on the Company as a result of increased capital needs, possible construction delays and cost overruns, implementation and coordination problems and other unforeseen difficulties associated with a large capital project.

The Company has begun to construct a new 52,000 square foot facility designated solely for warehousing and distribution. The cost of this project is currently estimated at $8.4 million. The Company anticipates financing a large portion of the project through long-term debt. The increased debt could have a negative impact on the Company and could limit the Company's ability to have access to additional capital sources in the future to pursue other opportunities or make additional capital expenditures. In addition, the increased expense associated with servicing this debt could have an adverse effect on the Company's current cash flow.

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

Expected maturity date	2004, remaining	2005	2006	2007	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	$898	$1,796	$1,796	$1,311	-	$5,801
Average interest rate	2.62%	2.62%	2.62%	2.62%	-	2.62%
Fixed rate (in thousands)	$660	$1,239	$1,224	$879	-	$4,002
Average interest rate	4.91%	4.86%	4.99%	5.00%	-	4.94%

 There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 19, 2003.

At January 17, 2004, the Company had $5,801,000 of debt subject to variable interest rates (the lower of Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis point increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $58,000 on an annualized basis.

The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. At January 17, 2004, the swap had a notional amount of $3,889,000 and matures on July 1, 2007. The effect of the swap is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 3.495% plus a margin based on a performance price structure. For the sixteen week periods ended January 17, 2004, the Company paid $34,000 in additional interest expense pursuant to the swap agreement.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At January 17, 2004, the Company estimates it would have paid $99,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of swap is classified in accumulated other comprehensive income.

Item 4. Controls and Procedures

Within 90 days of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While the Company believes the present design of its disclosure controls and procedures is effective to make known to its senior management in a timely fashion all material information concerning its business, the Company will continue to improve the design and effectiveness of its disclosure controls and procedures to the extent necessary in the future to provide its senior management with timely access to such material information, and to correct any deficiencies that the Company may discover in the future.

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

32.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed a Form 8-K on November 21, 2003. The Company furnished its fourth quarter 2003 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition" under Item 9 "Regulation FD Disclosure."

The Company also filed a Form 8-K on November 5, 2003. The Company furnished under Item 5 - Other Events - the information contained in the press release dated November 4, 2003 concerning the construction of a new 52,000 square foot warehousing and distribution facility with an anticipated cost of approximately $8,400,000.

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

                                                                              GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	3/2/2004	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	3/2/2004	By /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer