Form 10-K/A
period 2003-09-27
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2004-04-01
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 27, 2003 of Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain" or "Green Mountain Coffee") is being filed to include the audited financial statements of Keurig, Incorporated ("Keurig") for the fiscal year ended December 31, 2003 as required by Rule 3-09 of Regulation S-X. Green Mountain has a 41.8% equity interest in Keurig. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

A consent of Ernst & Young LLP, independent accountants for Keurig, is being filed as an exhibit hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Form 10K/A.

(1) See Index to audited Financial Statements of Keurig, Incorporated which are included in this report.

(2) See Index to audited Financial Statements of Keurig, Incorporated which are included in this report.

(3) The exhibits to this report are listed in the Exhibit Index contained in subsection below.

(b) Reports on Form 8-K.

The Company filed a Form 8-K on July 31, 2003. The Company furnished its third quarter 2003 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release pursuant to Item 12 "Results of Operations and Financial Condition" under Item 9 "Regulation FD Disclosure."

(c) Exhibits.
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
(e) Addendum & Amendment to Lease dated October 15, 2003. (incorporated by reference to Exhibit 10.2(e) in the Annual Report on Form 10-K for the year ended September 27, 2003).
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

10.24

Employment Agreement between Green Mountain Coffee, Inc., and Robert D. Britt dated as of November 11, 2002 (incorporated by reference to exhibit 10.24 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2002). *

10.25

Resignation of Kevin G. McBride dated December 11, 2002, and Exhibit A (proposed Release and Severance Agreement) (incorporated by reference to exhibit 10.25 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2002). *

10.26

Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 incorporated by reference to Exhibit 10.26 in the Annual Report on Form 10-K for the year ended September 27, 2003). *

14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct (incorporated by reference to Exhibit 14 in the Annual Report on Form 10-K for the year ended September 27, 2003).
21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 in the Annual Report on Form 10-K for the year ended September 27, 2003).
23	Consent of PriceWaterhouseCoopers LLP (incorporated by reference to Exhibit 23 in the Annual Report on Form 10-K for the year ended September 27, 2003).
23.1	Consent of Ernst & Young LLP.***
24	Powers of Attorney (incorporated by reference to Exhibit 24 in the Annual Report on Form 10-K for the year ended September 27, 2003).
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002. ***
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002. ***
32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
* Management contract or compensatory plan ** Superceded and replaced by the agreements included in Exhibit 4.1 and related to a new credit facility *** Filed herewith

(d) Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons.

The financial statements of Keurig, Incorporated for the fiscal year ended December 31, 2003 are filed as part of this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
By: /s/ Robert P.Stiller__ ROBERT P. STILLER
Chairman of the Board of Directors, President and Chief Executive Officer

Keurig, Inc.

Audited Financial Statements

Years ended December 31, 2003, 2002 and 2001

Report of Independent Auditors

The Board of Directors

Keurig, Inc.

We have audited the accompanying balance sheets of Keurig, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keurig, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                                                                                 /s/ Ernst & Young LLP

Boston, Massachusetts

March 29, 2004

                                                                          Keurig, Inc.

                                                                       Balance Sheets

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 2,856,939	$ 8,377,856
Accounts receivable, net of allowances of $113,000 in 2003 and 2002	4,437,314	1,747,561
Inventories	1,584,909	542,074
Prepaid expenses and other assets	345,111	147,902
Total current assets	9,224,273	10,815,393

Equipment, net of accumulated depreciation and amortization	5,225,592	5,336,214
Restricted cash	84,441	80,991
Other assets, principally equipment deposits	330,464	380,290

	$ 14,864,770	$ 16,612,888
	==============	==========
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$ 4,292,940	$ 2,002,716
Current portion of capital lease obligations	39,269	54,615
Total current liabilities	4,332,209	2,057,331

Capital lease obligations, net of current portion	-	44,609
Other liabilities	68,133	116,382

Commitments (Note 6)	-	-

Series C Redeemable Convertible Preferred Stock at redemption value, $.01 par value; 1,550,000 shares authorized, issued and outstanding (liquidation preference of $6,236,397)	12,684,711	12,685,692
Series B Redeemable Convertible Preferred Stock at redemption value, $.01 par value; 500,000 shares authorized, issued and outstanding (liquidation preference of $3,378,721)	5,315,916	5,034,844
Series A Convertible Preferred Stock, $.01 par value; 103,091 shares authorized and issued, including 42,749 treasury shares (liquidation preference of $292,641)	1,031	1,031
Common Stock, $.01 par value; 7,100,000 shares in 2003 and 6,500,000 shares in 2002 authorized; 3,309,317 shares in 2003 and 3,300,054 shares in 2002 issued and outstanding, including 1 treasury share	33,093	33,000
Additional paid-in capital	18,516,601	18,480,073
Accretion to redemption value on Series B and C Redeemable Convertible Preferred Stock	(11,008,645)	(10,728,554)
Accumulated deficit	(14,953,876)	(10,987,117)
Treasury stock, at cost	(124,403)	(124,403)

	$ 14,864,770	$ 16,612,888
	==========	==========

See accompanying notes.

                                                          Keurig, Inc.

Statements of Operations
	Year ended December 31
	2003	2002	2001
Revenues:
Product revenue	$ 14,360,437	$ 10,398,137	$ 8,845,177
Royalty income	10,105,459	8,409,516	7,320,846
Packaging equipment sales	886,062	3,349,258	810,000
	25,351,958	22,156,911	16,976,023
Costs and expenses:
Cost of product revenue	11,243,650	7,195,250	6,533,764
Cost of royalty income	348,738	608,650	642,639
Cost of packaging equipment sales	680,854	2,270,638	617,833
Research and development	2,851,427	2,220,483	1,419,745
Selling, general, and administrative	13,838,945	9,214,985	8,266,549
Impairment charges	530,038	-	-
	29,493,652	21,510,006	17,480,530

Income (loss) from operations	(4,141,694)	646,905	(504,507)

Other income (expense):
Interest income	33,578	110,547	25,853
Interest expense	(10,335)	(480,062)	(646,249)
Other	151,692	131,307	93,496

Net income (loss)	$ (3,966,759)	$ 408,697	$(1,031,407)
	==========	===========	=========

See accompanying notes.

Keurig, Inc.

Statements of Redeemable Preferred Stock and Stockholders' Equity
			Series B Redeemable		Series C Redeemable				Additional	Accretion to Redemption Value on Series B and C
	Series A Convertible		Convertible		Convertible					Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Preferred	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Stock	Total
Balance at December 31, 2000	103,091	$ 1,031	362,909	$ 4,473,021	1451,577	$ 11,910,209	1,928,002	$ 19,280	$ 9,503,727	$ (10,447,558)	$ (10,364,407)	$ (187,407)	$ 4,907,896
Exercise of stock options							100	1	699				700
Exercise of warrants							20,619	206					206
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				(371,138)		539,672				(168,534)			-
Net income											(1,031,407)		(1,031,407)
Balance at December 31, 2001	103,091	1,031	362,909	4,101,883	1,451,577	12,449,881	1,948,721	19,487	9,504,426	(10,616,092)	(11,395,814)	(187,407)	3,877,395
Exercise of stock options							37,390	374	174,251				174,625
Exercise of warrants							120,106	1,201	545,281				546,482
Sale of capital stock			137,091	769,899	98,423	286,411	1,193,837	11,938	8,256,115			63,004	9,387,367
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				163,062		(50,600)				(112,462)			-
Net income											408,697		408,697
Balance at December 31, 2002	103,091	1,031	500,000	5,034,844	1,550,000	12,685,692	3,300,054	33,000	18,480,073	(10,728,554)	(10,987,117)	(124,403)	14,394,566
Exercise of stock options							9,263	93	36,528				36,621
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				281,072		(981)				(280,091)			-
Net loss											(3,966,759)		(3,966,759)

Balance at December 31, 2003	103,091	$ 1,031	500,000	$ 5,315,916	1,550,000	$ 12,684,711	3,309,317	$ 33,093	$ 18,516,601	$ (11,008,645)	$ (14,953,876)	$ (124,403)	$ 10,464,428

See accompanying notes.

Keurig, Inc.

Statements of Cash Flows
	Year ended December 31
	2003	2002	2001
Operating activities
Net income (loss)	$ (3,966,759)	$ 408,697	$ (1,031,407)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,019,742	1,061,205	739,805
Loss from impairment/disposal of equipment	530,038	87,115	-
Costs related to early extinguishments of secured debentures and capital leases	-	331,710	-
Changes in operating assets and liabilities:
Accounts receivable	(2,689,753)	37,864	568,406
Inventories	124,650	2,779,911	148,856
Prepaid expenses and other assets	(150,833)	31,301	(663,611)
Accounts payable and accrued expenses	2,290,224	(385,524)	(373,614)
Other liabilities	(48,249)	(48,158)	164,540
Net cash (used) provided by operating activities	(2,890,940)	4,304,121	(447,025)

Investing activity
Purchase of equipment	(2,606,643)	(2,617,725)	(1,740,676)
Net cash used by investing activity	(2,606,643)	(2,617,725)	(1,740,676)

Financing activities
Proceeds from sale of capital stock	-	9,387,367	-
Proceeds from issuance of debentures	-	-	1,000,000
Early extinguishment of secured debentures	-	(1,165,547)	-
Proceeds from equipment master lease line	-	-	1,672,819
Early extinguishment of capital lease obligations, net of deposits	-	(1,820,788)	-
Payment of capital lease obligations	(59,955)	(804,912)	(1,162,140)
Repayment of borrowings under line of credit	-	-	(50,000)
Proceeds from exercise of stock options and warrants	36,621	721,107	906
Net cash (used) provided by financing activities	(23,334)	6,317,227	1,461,585

(Decrease) increase in cash and cash equivalents	(5,520,917)	8,003,623	(726,116)
Cash and cash equivalents at beginning of year	8,377,856	374,233	1,100,349

Cash and cash equivalents at end of year	$ 2,856,939	$ 8,377,856	$ 374,233
	==========	==========	=========
Noncash investing activities:
Reclassification of packaging equipment from equipment to inventories	$ (1,167,485)	$ (2,270,638)	$ (617,834)
	==========	==========	=========
Supplemental data:
Interest paid	$ 10,725	$ 491,530	$ 411,307
	==========	==========	=========

See accompanying notes.

Keurig, Inc.

Notes to Financial Statements

December 31, 2003

1. The Company

Keurig, Inc. (the Company) was incorporated on March 31, 1992 to develop and sell a portion-pack single-cup coffee-brewing system for specialty coffees. The Company is currently designing, developing, manufacturing, marketing and selling (both directly or through third parties) brewer and portion-pack single-cup beverage systems, related manufacturing equipment and accessory products for away-from and at-home use on a global basis.

In February of 2002, the Company issued 1,193,837 shares of Common Stock, 158,742 shares of Series B Redeemable Convertible Preferred Stock, and 98,423 shares of Series C Redeemable Convertible Preferred Stock to Van Houtte Inc. (Van Houtte) for gross cash proceeds of $9,509,500. This investment represents an ownership interest of approximately 27%. Van Houtte is a coffee roaster that manufactures and distributes portion-packs of its brand coffees for brewing coffee by the cup in the Keurig coffee-brewing system.

As of December 31, 2002, Green Mountain Coffee Roasters, Inc. (Green Mountain), as a result of purchasing shares of common and preferred stock held by existing investors in Keurig, has acquired a 42% ownership interest in the Company. Green Mountain has been conducting business with Keurig since 1994 in connection with both the development of a single-cup brewing system and as the initial licensed roaster and distributor of portion-packs. As a result of its 42% ownership of Keurig, Green Mountain accounts for its investment of approximately $15 million using the equity method.

2. Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable consists of the following at December 31:
	2003	2002

Trade receivables	$ 2,467,409	$ 806,900
Royalties receivable	2,082,905	1,053,661
	4,550,314	1,860,561
Less allowances for returns and doubtful accounts	(113,000)	(113,000)
	$ 4,437,314	$ 1,747,561
	==========	==========

2. Significant Accounting Policies (continued)

Inventories

Inventories, consisting of finished goods comprised of coffee brewers and related parts and accessories, are valued at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

Revenue is recognized when brewers are shipped and title has passed to the customer. Product revenue is comprised of the total sales billed during the period less the sales value of estimated returns, trade discounts and customers' allowances. The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its customers until the right-of-return period lapses. Royalty revenue is recognized upon shipment of K-Cups by roasters as set forth under the terms and conditions of various licensing agreements. Revenue related to packaging equipment is recognized once installation is complete.

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

Van Houtte and Green Mountain accounted for approximately 55% and 38% of the accounts receivable balance at December 31, 2003 and 2002, respectively, and 47%, 51% and 32% of the Company's total revenues for 2003, 2002 and 2001, respectively.

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

Pro forma information regarding net income (loss) was computed in accordance with SFAS No. 123 and has been determined as if the Company accounted for its employee stock options granted under the fair value methods of that Statement. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate of 2.8% in 2003, 3.1% in 2002, and 4.7% in 2001, dividend yield of 0%, volatility factor of zero and a weighted-average expected life of the option of four years. The Company's pro forma net income (loss) as computed under SFAS No. 123 amounted to a net loss of $(4,103,055) in 2003, net income of $277,258 in 2002, and a net loss of $(1,040,347) in 2001.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. During 2003, the Company recorded impairment charges of approximately $530,038 related to certain production equipment that will no longer be utilized in operations and for which no alternative use exists.

Income Taxes

Deferred income taxes are determined utilizing the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. Significant Accounting Policies (continued)

Equipment

Equipment is stated at cost and consists of the following at December 31:
	2003	2002

Production equipment	$ 5,978,383	$ 5,821,124
Office equipment	171,502	116,162
Packaging equipment in progress	1,982,850	1,886,088
	8,132,735	7,823,374
Less accumulated depreciation and amortization	2,907,143	2,487,160
	$ 5,225,592	$ 5,336,214
	==========	==========

Depreciation and amortization of equipment is principally calculated using the straight-line method over three to seven years, which is the estimated useful life of the related equipment. Depreciation expense amounted to $1,019,742, $1,061,205 and $739,805 in 2003, 2002 and 2001, respectively.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2003	2002

Accounts payable	$ 1,916,179	$ 584,710
Accrued compensation	1,339,642	949,473
Accrued warranty costs	162,325	222,650
Deferred royalties and deposits	348,273	45,101
Other	526,521	200,782
	$ 4,292,940	$ 2,002,716
	==========	==========

2. Significant Accounting Policies (continued)

Warranty Obligations

The Company provides for the estimated cost of product warranties, primarily using historical information and repair costs, at the time product revenue is recognized. The changes in the carrying amount of product warranties for the years ended December 31, 2003 and 2002 are as follows:
	2003	2002

Balance at beginning of year	$ 222,650	$ 175,690
Provision charged to income	233,210	231,548
Usage	(293,535)	(184,588)
Balance at end of year	$ 162,325	$ 222,650
	=========	=========

Advertising Costs

All advertising costs are expensed as incurred. Total advertising expense for the year ended December 31, 2003, 2002 and 2001 amounted to $67,439, $35,274 and $29,406, respectively.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

Recent Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate such entities. FIN 46 is effective immediately for VIE's created after January 31, 2003 and for VIE's in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (SPE's) are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004 otherwise the effective date for adoption of FIN 46 for SPE's existing as of January 31, 2003 is interim reporting periods beginning after March 15, 2004. The Company is currently evaluating the impact of this standard and will apply the provisions of FIN 46R during the year ending December 31, 2004.

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, that established standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. Financial instruments within its scope that were previously classified as equity, such as mandatorily redeemable shares, must be classified as a liability. The adoption of SFAS No. 150 did not have an effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN 45 also addresses the disclosure requirements regarding product warranties. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's financial position or results of operations. See "Warranty Obligations" in this footnote for the Company's related disclosures required under this standard.

In November 2001, the Emerging Issues Task Force (EITF) issued Consensus 01-9, Accounting for Consideration Given by a Vendor to a Customer. The purpose of the Consensus was to address certain issues related to the accounting for consideration given by a vendor to a customer. The provisions of Consensus 01-9 are applicable for financial statements for years beginning after December 15, 2002. As a result of the adoption, the Company has classified certain customer sales incentives amounting to $329,889, $153,060 and $173,631 as cost of product revenue for 2003, 2002 and 2001, respectively.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if the debt is extinguished in connection with discontinued operations. The Company early adopted the provisions of SFAS No. 145 during 2002 and therefore classified the losses due to the early extinguishments of certain capital leases and the subordinated debentures within income from operations.

3. License and Distribution Agreements

In February of 2001, the Company entered into a series of agreements (Agreements) with Ueshima Coffee Co., Ltd. (UCC). The purpose of the Agreements was to facilitate the manufacture and sale of the Company's beverage systems in Japan and other Asian markets. As a result of the Agreements the Company owns a 10% interest in a corporate joint venture, which has been accounted for under the cost method, and executed certain license and distribution agreements with UCC for the sale of its products. As required by the terms of the licensing agreement, the Company received an advance royalty of $240,790 upon the agreement's execution. This advance royalty amount is being recognized in income on a straight-line basis over the 5-year term of the agreement. Amortization of the deferred royalty amounted to $48,158 during 2003, 2002, and $28,092 in 2001. The current portion of the deferred royalty is classified in accounts payable and accrued expenses. The long-term portion is classified in other liabilities.

4. Line of Credit

The Company has a line of credit arrangement with a bank, which provides up to $3,000,000 of borrowings, subject to the level of qualifying accounts receivable. The borrowings, due upon demand, are secured by a primary lien on all assets of the Company. The line of credit expires on December 31, 2004. As of December 31, 2003, no borrowings were outstanding under the line.

In connection with entering into a previous line of credit arrangement, the Company issued warrants to purchase 17,857 shares of common stock at an exercise price of $7.00 per share. The right to exercise these warrants commenced as of the date of the agreement and expires on July 20, 2006. The warrants include a conversion feature whereby the holder may convert the warrants, in whole or in part, into a number of common shares as determined by a conversion formula.

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

The debentures bore interest at a rate of 12 ½% per annum. Interest was payable monthly in arrears on the first of each month, commencing on December 1, 2001. The debentures also included a mandatory exit fee as defined by the Debenture Purchase Agreement which was accrued as additional interest expense ratably over the expected term of the Debenture Purchase Agreement. The fully accrued exit fee of $99,783 was paid to the holder of the debenture at the time of repurchase which amount has been recognized as a loss on extinguishment of debt.

6. Commitments

During 2000, the Company entered into several master equipment lease line agreements under which the Company had leased certain packaging line equipment at a total value of $5,037,290 at December 31, 2001, which were accounted for as capital leases. Accumulated amortization on these capitalized leases amounted to $1,509,704 at December 31, 2001. During 2002, the Company extinguished all of its outstanding capital lease obligations related to packaging line equipment which resulted in a loss of $231,927 on extinguishment of debt. The net cash consideration paid amounted to $1,820,788 which included certain costs related to the early extinguishments.

At December 31, 2003 and 2002, the Company has $170,395 in assets under capital lease. Amortization on these capitalized leases amounted to $59,955, $51,755 and $19,416 in 2003, 2002 and 2001, respectively. The Company also has certain operating leases which provide for a base rent plus real estate taxes, insurance and other expenses.

6. Commitments (continued)

At December 31, 2003, the minimum commitments under these noncancelable capital and operating leases with initial or remaining terms of more than one year are as follows:

Fiscal Year	Operating Leases	Capital Leases
2004	$ 487,389	$ 41,230
2005	497,079
2006	462,400
2007	483,182
	$ 1,930,050	41,230
Less amount representing interest	=========	1,961
Present value of net minimum lease payments		39,269
Less current portion of obligations under capital leases		(39,269)
Long-term obligations under capital leases		$ -
		=======

Rent expense totaled $447,212, $408,796 and $390,477 in 2003, 2002 and 2001, respectively.

The Company has an outstanding letter of credit in the amount of $59,441 which expires in December 2007 and is collateralized by restricted cash of the same amount at December 31, 2003. Additional restricted cash of $25,000 is held in a certificate of deposit to collateralize a business credit card arrangement.

7. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit)

Preferred Stock

Each share of Series A, B and C Preferred Stock is convertible, at the option of the holder, into shares of Common Stock at the conversion ratio then in effect. The conversion ratio at December 31, 2003 is one common share for each share of Series A and C Preferred Stock and 1.07558 for each share of Series B Preferred Stock. If the Company issues or sells future securities for consideration per share less than the then-existing conversion price per share of Series B and C Preferred Stock and the holder of the stock fails to purchase the portion to which they are entitled, then the percentage of shares held by such holder equal to the percentage amount by which such holder shall have failed to purchase these future securities shall automatically be converted into shares of Common Stock at the then-effective conversion ratio.

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

7. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit) (continued)

Stock Option Plan

The Company has a stock option plan which provides for up to 1,620,000 shares of Common Stock issuable upon exercise of incentive and nonqualified options granted under the plan. Incentive stock options may be granted at an exercise price not less than fair market value on the date of grant. Options generally vest ratably over a four-year period and expire ten years after the date of grant. During 2002, the Company modified its existing stock option agreement to provide for immediate vesting upon certain conditions as defined in the Amendment. Based upon the intrinsic value of the affected options as of the modification date, no compensation expense was recognizable.

Information regarding the Company's stock option plan is summarized below:
		Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2000	607,229	$ 3.84
Granted	93,471	7.42
Exercised	(100)	7.00
Cancelled	(15,500)	7.31
Options outstanding at December 31, 2001	685,100	4.22
Granted	213,900	5.00
Exercised	(37,390)	4.67
Cancelled	(26,188)	6.18
Options outstanding at December 31, 2002	835,422	4.36
Granted	297,798	5.00
Exercised	(9,263)	3.95
Cancelled	(37,522)	6.71
Options outstanding at December 31, 2003	1,086,435	$ 4.46
	=======	=========

The weighted-average fair value of options granted in 2003 and 2002 was $0.52 and $0.55, respectively. The weighted-average contractual life of options outstanding at December 31, 2003 was seven years.

At December 31, 2003, there were 468,299 options available for grant and 577,498 options exercisable at a weighted-average price of $3.61.

7. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit) (continued)

Warrants

The Company has warrants outstanding at December 31, 2003 for the purchase of common stock, the details of which are as follows:
Shares Subject to Warrant	Exercise Price Per Share	Expiration Date
53,580	$ 7.00	March 2009
17,857	7.00	July 2006
11,420	7.00	April 2009
4,000	10.00	March 2010
894	4.55	March 2008

The Company has reserved 3,365,467 shares for the exercise of stock options and warrants and conversion of Series A, B and C Preferred Stock.

8. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial and tax reporting. Deferred taxes are attributable to the following temporary differences:
	December 31
	2003	2002

Deferred tax liability:
Equipment	$ (317,000)	$ (342,000)
Deferred tax assets:
Net operating loss carryforwards	4,825,000	3,912,000
Allowance for doubtful accounts	45,000	45,000
Accrued expenses and allowances	173,000	157,000
	4,726,000	3,772,000
Valuation allowance	(4,726,000)	(3,772,000)
Net deferred tax assets	$ -	$ -
	==========	========

8. Income Taxes (continued)

For federal income tax purposes, the Company has net operating loss carryforwards (NOLs) of approximately $12,062,000 that can be used to offset future taxable income which expire through 2023. The use of these NOLs may be subject to limitations based on changes of ownership as defined in the Internal Revenue Code.

The effective tax rate differs from the expected federal and state rate due to the Company's full valuation allowance established due to the uncertainty of the realization of the NOLs and other deferred tax assets.