Form 10-Q
period 2004-04-10
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2004-05-25
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended April 10, 2004

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

YES [Ö ] NO [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 10, 2004 was approximately $93,148,000 based upon the closing price of such stock on that date. As of May 10, 2004, 7,065,000 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)
	April 10, 2004	September 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 188	$ 502
Receivables, less allowances of $701 and $439 at April 10, 2004 and September 27, 2003, respectively	14,051	12,708
Inventories	7,404	7,465
Other current assets	1,170	905
Income taxes receivable	107	276
Deferred income taxes, net	568	756
Total current assets	23,488	22,612

Fixed assets, net	30,701	22,313
Investment in Keurig, Incorporated	12,806	13,364
Goodwill	1,446	1,446
Other long-term assets	240	255

	$ 68,681	$ 59,990
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,051	$ 3,123
Accounts payable	9,963	6,352
Accrued compensation costs	2,344	2,056
Accrued expenses	2,111	1,823
Total current liabilities	17,469	13,354

Long-term debt	5,802	8,558
Long-term line of credit	3,200	350
Deferred income taxes	2,297	2,460
Other long-term liabilities	80	120

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,211,330 and 8,156,491 shares at April 10, 2004 and September 27, 2003, respectively	821	816
Additional paid-in capital	22,361	21,669
Retained earnings	24,828	20,914
Accumulated other comprehensive income (loss)	5	(69)
ESOP unallocated shares, at cost - 31,181 shares	(846)	(846)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	39,833	35,148

	$ 68,681	$ 59,990
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Twelve weeks ended
	April 10, 2004	April 12, 2003

Net sales	$ 31,058	$ 26,311
Cost of sales	19,112	15,216
Gross profit	11,946	11,095

Selling and operating expenses	7,067	6,345
General and administrative expenses	2,376	2,105
Operating income	2,503	2,645

Other (expense) income	(1)	23
Interest expense	(38)	(126)
Income before income taxes	2,464	2,542

Income tax expense	(922)	(1,055)
Income before equity in net loss of Keurig, Incorporated	1,542	1,487
Equity in net loss of Keurig, Incorporated	(227)	(289)
Net income	$ 1,315	$ 1,198
	====	====
Basic income per share:
Weighted average shares outstanding	6,998,968	6,824,116
Net income	$ 0.19	$ 0.18

Diluted income per share:
Weighted average shares outstanding	7,411,449	7,207,112
Net income	$ 0.18	$ 0.17

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twenty-eight weeks ended
	April 10, 2004	April 12, 2003

Net sales	$ 74,343	$ 62,878
Cost of sales	45,120	36,059
Gross profit	29,223	26,819

Selling and operating expenses	16,497	15,267
General and administrative expenses	5,086	4,670
Operating income	7,640	6,882

Other income	20	80
Interest expense	(145)	(321)
Income before income taxes	7,515	6,641

Income tax expense	(3,043)	(2,756)
Income before equity in net loss of Keurig, Incorporated	4,472	3,885
Equity in net loss of Keurig, Incorporated	(558)	(373)
Net income	$ 3,914	$ 3,512
	====	====
Basic income per share:
Weighted average shares outstanding	6,987,343	6,809,257
Net income	$ 0.56	$ 0.52

Diluted income per share:
Weighted average shares outstanding	7,411,145	7,197,242
Net income	$ 0.53	$ 0.49

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Twenty-eight weeks ended
	April 10, 2004	April 12, 2003	April 10, 2004	April 12, 2003

Net income	$ 1,315	$ 1,198	$ 3,914	$ 3,512
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	30	(40)	70	(53)
(Gains) losses on derivatives designated as cash flow hedges included in net income	(5)	(16)	4	(13)
Other comprehensive income (loss)	25	(56)	74	(66)
Comprehensive income	$ 1,340	$ 1,142	$ 3,988	$ 3,446
	====	====	===	===

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the twenty-eight weeks ended April 10, 2004
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive income (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 27, 2003	8,156,491	$ 816	$ 21,669	$ 20,914	$ (69)	(1,157,554)	$(7,336)	(31,181)	$(846)	$ 35,148
Options exercised	38,074	3	211	-	-	-	-	-	-	214
Issuance of common stock under Employee Stock Purchase Plan	16,765	2	282							284
Tax benefit from exercise of options	-	-	164	-	-	-	-	-	-	164
Deferred compensation and stock compensation expense	-	-	35	-	-	-	-	-	-	35
Other comprehensive income, net of tax	-	-	-	-	74	-	-	-	-	74
Net income	-	-	-	3,914	-	-	-	-	-	3,914

Balance at April 10, 2004	8,211,330	$ 821	$ 22,361	$ 24,828	$ 5	(1,157,554)	$(7,336)	(31,181)	$(846)	$ 39,833
	====	===	====	====	===	====	====	===	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)
	Twenty-eight weeks ended
	April 10, 2004	April 12, 2003

Cash flows from operating activities:
Net income	$ 3,914	$ 3,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,431	2,441
Gain on disposal of fixed assets	(10)	(79)
Provision for doubtful accounts	326	300
Change in fair value in interest rate swap	(40)	129
Change in fair value in futures derivatives	(10)	(7)
Change in accumulated other comprehensive income	74	(66)
Tax benefit from exercise of non-qualified options	164	392
Equity in net loss of Keurig, Incorporated	558	373
Deferred income taxes	25	163
Deferred compensation and stock compensation	35	27
Changes in assets and liabilities:
Receivables	(1,669)	(2,206)
Inventories	61	(1,175)
Income tax receivable	169	222
Other current assets	(255)	(923)
Other long-term assets, net	15	(66)
Accounts payable	1,072	68
Accrued compensation costs	288	822
Accrued expenses	288	591
Net cash provided by operating activities	7,436	4,518

Cash flows from investing activities:
Capital expenditures for fixed assets	(8,467)	(3,042)
Proceeds from disposals of fixed assets	197	492
Net cash used for investing activities	(8,270)	(2,550)

Cash flows from financing activities:
Proceeds from issuance of common stock	498	895
Purchase of treasury shares	-	(286)
Purchase of unallocated ESOP shares	-	(3)
Proceeds from issuance of debt	-	90
Net repayment of long-term debt and capital lease obligations	(2,828)	(2,356)
Net change in revolving line of credit	2,850	(990)
Net cash provided by (used for) financing activities	520	(2,650)

Net increase in cash and cash equivalents	(314)	(682)
Cash and cash equivalents at beginning of period	502	800
Cash and cash equivalents at end of period	$ 188	$ 118
	====	====

Supplemental Cash Flow disclosure:

Included in fixed assets and accounts payable are accrued fixed assets invoices amounting to $2,539,000 and $381,000 at April 10, 2004 and April 12, 2003, respectively.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the twelve and twenty-eight week period ended April 10, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 27, 2003.

2. Inventories

Inventories consisted of the following at:

	April 10, 2004	September 27, 2003
Raw materials and supplies	$ 4,140,000	$ 4,337,000
Finished goods	3,264,000	3,128,000
	$ 7,404,000	$ 7,465,000
	=====	=====

Inventory values above are presented net of $162,000 and $148,000 of obsolescence reserves at April 10, 2004 and September 27, 2003, respectively.

At April 10, 2004, the Company had approximately $17,316,000 in green coffee purchase commitments, of which approximately 73% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.73 per pound and a price of $11 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):
	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2004	April 12, 2003	April 10, 2004	April 12, 2003
Numerator - basic and diluted earnings per share : Net income	$ 1,315	$ 1,198	$ 3,914	$ 3,512
Denominator:	=====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	6,998,968	6,824,116	6,987,343	6,809,257
Effect of dilutive securities - stock options	412,481	382,996	423,802	387,985
Diluted earnings per share - weighted average shares outstanding	7,411,449	7,207,112	7,411,145	7,197,242
	=====	=====	=====	=====
Basic earnings per share	$ 0.19	$ 0.18	$ 0.56	$ 0.52
Diluted earnings per share	$ 0.18	$ 0.17	$ 0.53	$ 0.49

For the twelve weeks ended April 10, 2004 and April 12, 2003 options to purchase 108,000 and 287,810 respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At April 10, 2004, the Company held outstanding futures contracts with a fair market value of $11,000. These futures contracts are hedging coffee purchase commitments that take place in the next five months and the related gains and losses will be reflected in cost of sales in the next three fiscal quarters when the related finished goods inventory is sold. At September 27, 2003, the Company held futures contracts with a total fair market value of $(3,000).

  At April 10, 2004, deferred gains on futures contracts designated as cash flow hedges amounted to $88,000 ($54,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the twelve and twenty-eight weeks ended April 10, 2004, total gains (losses) on futures contracts (gross of tax) included in cost of sales amounted to $9,000 and ($9,000), respectively. In the twelve and twenty-eight weeks ended April 12, 2003, total gains on futures contracts (gross of tax) included in cost of sales amounted to $26,000 and $20,000, respectively.

  The Company entered into an interest rate swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. The swap had an original notional amount of $5,000,000 and a maturity date of July 1, 2007. The notional amount at April 10, 2004 was $3,611,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet. For the twelve and twenty-eight weeks ended April 10, 2004, the Company paid $23,000 and $57,000, respectively, in additional interest expense pursuant to the swap agreement. For the twelve and twenty-eight weeks ended April 12, 2003, the Company paid $25,000 and $30,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At April 10, 2004, the Company estimates it would have paid $80,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of April 10, 2004 and September 27, 2003, the shares of Common Stock owned by the Company represent approximately 49.7% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% of Keurig's common equivalent shares. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002.

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

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $1,785,000 and $1,244,000 for the twelve weeks ended April 10, 2004 and April 12, 2003, respectively. The Company recorded in cost of sales royalties in the amount of $3,904,000 and $2,599,000 for the twenty-eight weeks ended April 10, 2004 and April 12, 2003, respectively. At April 10, 2004 and September 27, 2003, the Company had royalties payable to Keurig of  $1,253,000 and $462,000, respectively.

  Keurig also purchases coffee products from the Company. For the twelve and twenty-eight weeks ended April 10, 2004, the Company sold $110,000 and $294,000 worth of coffee products to Keurig, Incorporated, respectively. For the twelve and twenty-eight weeks ended April 12, 2003, the Company sold $22,000 and $50,000 worth of coffee products to Keurig, Incorporated, respectively. In addition, the Company purchases brewer equipment from Keurig, Incorporated. For the twelve and twenty-eight weeks ended April 10, 2004, the Company purchased $261,000 and $1,354,000 worth of brewers and equipment from Keurig, Incorporated, respectively. For the twelve and twenty-eight weeks ended April 12, 2003, the Company purchased $218,000 and $341,000 worth of brewers and equipment from Keurig, Incorporated, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed.

  Keurig is on a calendar year-end. The Company has included in its income for the twenty-eight week period ended April 10, 2004 the Company's equity interest in the fourth 2003 calendar quarter and first 2004 calendar quarter of Keurig's earnings (October 1, 2003 through March 31, 2004), without giving effect to the differences between the duration of the Company's year-to-date period (28 weeks) and Keurig's two calendar quarters (26 weeks). During the twelve and twenty-eight weeks ended April 10, 2004, the net equity impact of Keurig's earnings was a loss of ($227,000) and ($558,000), respectively. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:
Income Statement Information for the Three Months ended March 31, 2004 Dollars in thousands

Revenues	$ 7,591
Cost of goods sold	$ 3,392
Selling, general, and administrative expenses	$ 4,685
Operating loss	$ (486)
Net loss	$ (443)

Income Statement Information for the Six Months ended March 31, 2004 Dollars in thousands

Revenues	$ 16,585
Cost of goods sold	$ 8,518
Selling, general, and administrative expenses	$ 9,387
Operating loss	$ (1,320)
Net loss	$ (1,441)

Financial Position Information as of March 31, 2004 Dollars in thousands

Current assets	$ 10,074
Property, plant and equipment, net	$ 5,020
Other assets	$ 330
Total assets	$ 15,424
Current liabilities	$ 5,346
Noncurrent liabilities	$ 56
Redeemable preferred stock	$ 18,145
Shareholders' deficit	$ (8,123)

  Recent Pronouncements

   In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. In December 2003, the issuance of FASB staff position 46-6 "Effective Date of FASB Interpretation No. 46", deferred the effective date of FIN 46 until no later than fiscal periods ending after March 31, 2004 for interests held by public entities in variable interest or potential variable interest entities created before February 1, 2003.  The Company has completed its evaluation of the effects of the recent pronouncement, including the Company's investment in Keurig, Incorporated, and has determined that the Company is not the primary beneficiary, as defined in FIN 46, of Keurig. The Company's maximum exposure related to Keurig is the current carrying value of the investment.  See footnote 5 for further description of the Company's investment in Keurig.

  Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the twelve and twenty-eight weeks ended April 10, 2004 and April 12, 2003 would have decreased to the pro forma amounts indicated below:

		Twelve weeks ended	Twenty-eight weeks ended
		April 10, 2004	April 12, 2003	April 10, 2004	April 12, 2003

Net income:	As reported	$ 1,315	$ 1,198	$3,914	$ 3,512
	Pro forma	$1,011	959	$3,374	2,955
Diluted net income per share:	As reported	0.18	0.17	0.53	0.49
	Pro forma	0.14	0.13	0.46	0.41

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 4 years and 5 years; an average volatility of 71% and 61%; no dividend yield; and a risk-free interest rate averaging 2.65% and 2.97%, for the grants issued during the twenty-eight weeks ended April 10, 2004 and April 12, 2003, respectively. The weighted-average fair values of options granted during the twenty-eight weeks ended April 10, 2004 and April 12, 2003 are $11.41 and $8.20, respectively.

The fair value of the employees' purchase rights under the Company's Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the twenty-eight weeks ended April 10, 2004 and April 12, 2003: an expected life of six months; expected volatility of 72% and 63% respectively; and an average risk-free interest rate of 0.93%, and 1.00%, respectively. The weighted average fair value of those purchase rights granted were $7.59 and $9.16 for the twenty-eight weeks ended April 10, 2004 and April 12, 2003, respectively

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In each of the twenty-eight week periods ended April 10, 2004 and April 12, 2003, the Company recorded compensation costs of $108,000, to accrue for anticipated stock distributions under the ESOP. On April 10, 2004, the ESOP held 31,181 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the Plan. In each of the twenty-eight week periods ended April 10, 2004 and April 12, 2003, $8,000 of compensation expense has been recorded under this Plan.

  Income Taxes

   The Company benefits from a manufacturer's investment tax credit from the State of Vermont expiring at the end of fiscal 2004. At April 10, 2004, the portion of the deferred tax asset attributable to the tax credit is $117,000 (net of valuation allowance of $1,423,000). During the twelve and twenty-eight weeks ended April 10, 2004, the Company reduced the valuation allowance on the deferred tax asset arising from its Vermont tax credit by $3,000 and $35,000, respectively, based primarily upon estimates of future taxable income; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options.

  On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,090,500 over a five year period beginning in fiscal year 2004. The capital investment tax credits are $1,843,728 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are also subject to recapture and disallowance provisions due to curtailment of trade or business. A Company is deemed to have substantially curtailed its trade or business if the average number of full-time employees in any period of 120 consecutive days is less than 75% of the highest average number of full-time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit. The Company's estimated effective tax rate for the year has been reduced by the total credit that is expected to be earned by year-end. The Company reported a reduction in its income tax rate, from 42.0% for the sixteen weeks ended January 17, 2004 to 37.4% for the twelve weeks ended April 10, 2004, due to the projected Vermont State tax credit to be earned by the end of fiscal 2004. The Company expects that its fiscal 2004 tax rate will be approximately 39%.

  Related party transactions

   The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the twelve and twenty-eight weeks ended April 10, 2004, Heritage Flight billed the Company the amount of $5,000 and $91,000, respectively, for various travel services. During the twelve and twenty-eight weeks ended April 12, 2003, Heritage Flight billed the Company the amount of $191,000 and $258,000, respectively, for various travel services.

  Fixed assets

  Fixed assets consist of the following:

	Useful Life in Years	April 10, 2004	September 27, 2003

Production equipment	3 - 15	$ 16,502,000	$ 16,318,000
Computer equipment and software	2 - 5	7,595,000	7,132,000
Furniture and fixtures	2 - 10	2,096,000	2,146,000
Equipment on loan to wholesale customers	3 - 5	9,908,000	9,429,000
Vehicles	4 - 5	906,000	918,000
Leasehold improvements	2 - 10 or remaining life of the lease, whichever is less	3,665,000	3,561,000
Construction-in-progress		11,379,000	2,264,000

Total fixed assets		52,051,000	41,768,000

Accumulated depreciation		(21,350,000)	(19,455,000)

		$ 30,701,000	$ 22,313,000
		========	========

  Total depreciation expense relating to all fixed assets was $2,431,000 and $2,441,000 for the twenty-eight weeks ended April 10, 2004 and April 12, 2003, respectively.

  At April 10, 2004, the balance of fixed assets classified as construction in progress, and therefore not being depreciated in the current period, amounted to $11,379,000. This balance primarily includes $3,016,000 related to the installation of the second bowl roaster and related conveyance and storage equipment, as well as $6,705,000 related to the construction of a new distribution center. The bowl roaster and related equipment is expected to be ready for production use by the end of the third quarter of fiscal 2004 and the distribution center is expected to be in service by the end of the fourth quarter of fiscal 2004.

  In the twenty-eight weeks ended April 10, 2004 and April 12, 2003, the Company capitalized $87,000 and $67,000 of interest expense, respectively.

  Subsequent event - modified credit facility

The Company has credit facilities with Fleet Bank N.A. and Banknorth N.A. The credit facilities contain minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. As of April 10, 2004, the Company was not in compliance with the minimum fixed charge coverage ratio, primarily as a result of its capital expenditures made during the quarter related to the construction of the new distribution center. The Company's non-compliance with this covenant was waived effective April 10, 2004 by the lenders.

On May 24, 2004 the Company received a letter of commitment from its lenders to modify its existing credit facilities. The modified facilities provide for the existing term loan to be increased to a maximum of $17 million, and an advance and readvance under such term loan aggregating approximately $8,250,000, to be amortized over 5 years. The availability under the Company's line of credit would decrease to $10 million and the availability under its equipment line of credit would remain at $5 million with a term out of 5 years per amount drawn. The letter of commitment is valid for a period of 12 months ending May 24, 2005. The modified credit facilities are expected to close in the third fiscal quarter of 2004. The modified credit facilities will be used to finance the Company's new distribution center and related equipment, purchase other needed equipment, as well as for working capital purposes. The Company expects that it will be in compliance with all financial covenants with respect to its modified credit facilities throughout the next twelve months.

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

In addition, the Company has an equity investment in Keurig, Incorporated, a small private company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss. Further, there is a high degree of uncertainty with respect to Keurig's spending for the continuing roll-out of the Keurig® Single-Cup Brewer for the home and results could materially vary depending on Keurig, Incorporated's success in entering the home brewer market and its ability to secure adequate financing to support its growth. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Overview

Green Mountain Coffee Roasters, Inc. ("Green Mountain") sells coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales for Green Mountain's wholesale or consumer direct channels, including media and advertising expenses, a portion of rental expense, and the salaries and related expenses of employees directly supporting sales and service. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of rental expense and the salaries and related expenses of personnel not elsewhere categorized.

Green Mountain's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of four quarterly periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year.

Results of Operations

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2004	April 12, 2003	April 10, 2004	April 12, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5%	57.8%	60.7%	57.3%
Gross profit	38.5%	42.2%	39.3%	42.7%

Selling and operating expenses	22.8%	24.1%	22.2%	24.3%
General and administrative expenses	7.6%	8.0%	6.8%	7.4%
Operating income	8.1%	10.1%	10.3%	11.0%

Other income	(0.0)%	0.1%	0.0%	0.1%
Interest expense	(0.2)%	(0.5)%	(0.2)%	(0.5)%
Income before taxes	7.9%	9.7%	10.1%	10.6%

Income tax expense	(3.0)%	(4.0)%	(4.1)%	(4.4)%
Income before equity in net loss of Keurig, Incorporated	4.9%	5.7%	6.0%	6.2%
Equity in net loss of Keurig, Incorporated	(0.7)%	(1.1)%	(0.7)%	(0.6)%
Net income	4.2%	4.6%	5.3%	5.6%
	====	====	====	====

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Total Company Coffee Pounds Shipped by Sales Channel - Unaudited
Channel	Q2 12 wks. ended 4/10/04	Q2 12 wks. ended 4/12/03	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2 28 wks. ended 4/10/04	Q2 28 wks. ended 4/12/03	Q2 YTD Y/Y lb. Increase	Q2 YTD % Y/Y lb. Increase
Supermarkets	1,293	1,084	209	19.3%	3,115	2,568	547	21.3%
Convenience Stores	988	976	12	1.2%	2,553	2,497	56	2.2%
Office Coffee Service Distributors	1,006	833	173	20.8%	2,207	1,854	353	19.0%
Food Service	535	498	37	7.4%	1,322	1,191	131	11.0%
Consumer Direct	118	92	26	28.3%	299	259	40	15.4%
Totals	3,940	3,483	457	13.1%	9,496	8,369	1,127	13.5%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Coffee Pounds Shipped by Geographic Region - Unaudited
Region	Q2 12 wks. ended 4/10/04	Q2 12 wks. ended 4/12/03	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2 YTD 28 wks. ended 4/10/04	Q2 YTD 28 wks. ended 4/12/03	Q2 YTD Y/Y lb. Increase	Q2 YTD % Y/Y lb. Increase
New England	1,701	1,604	97	6.0%	4,121	3,924	197	5.0%
Mid-Atlantic	1,253	1,110	143	12.9%	2,946	2,547	399	15.7%
South	589	439	150	34.2%	1,456	1,105	351	31.8%
Midwest	174	132	42	31.8%	414	325	89	27.4%
West	192	171	21	12.3%	474	407	67	16.5%
International	31	27	4	14.8%	85	61	24	39.3%
Totals	3,940	3,483	457	13.1%	9,496	8,369	1,127	13.5%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Twelve weeks ended April 10, 2004 versus twelve weeks ended April 12, 2003

Net sales increased by $4,747,000 or 18.0%, to $31,058,000 for the twelve weeks ended April 10, 2004 (the "2004 period"), as compared to the twelve weeks ended April 12, 2003 (the "2003 period"). Coffee pounds shipped increased by approximately 457,000 pounds, or 13.1%, to approximately 3,940,000 pounds in the 2004 period. The difference between the dollar sales and pounds shipped growth rates is due to significantly higher sales of Keurig K-Cups® which carry a higher sales price per pound, and sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The pounds increase was strongest in the Supermarkets channel with an increase of 209,000 pounds due primarily to new distribution with Publix supermarkets. Sales to the Office Coffee Service ("OCS") channel were also very strong, with a quarter-over-quarter growth of 173,000 pounds driven by growth in K-Cup sales. Key contributors to growth in K-Cup sales were strong sales to existing OCS distributors in conjunction with the roll-out of the new B-100 Keurig brewer for the home and small offices and sales of Celestial Seasoning teas in K-Cups.

Gross profit increased by $851,000 or 7.7%, to $11,946,000 for the 2004 period. As a percentage of net sales, gross profit decreased 3.7 percentage points to 38.5% for the 2004 period. This decline is primarily due to higher sales to certain channels with lower gross margins, higher coffee prices and higher delivery and labor expenses while certain new production equipment is being installed.

Selling, general and administrative expenses increased by $993,000, or 11.8%, to $9,443,000 for the 2004 period. As a percentage of sales, selling, general and administrative expenses decreased 1.7 percentage points to 30.4% of sales. This improvement was the result of leveraging selling and organizational resources on a higher sales base and lower severance costs related to management changes in the 2003 period, partially offset by an increase in employee benefits costs.

As a result of the foregoing, operating income decreased by $142,000, or 5.4%, to $2,503,000 for the 2004 period.

Interest expense decreased by $88,000 to $38,000 for the 2004 period. This decrease is due to lower debt balances, as the Company used its operating cash flows to pay down its debt over the course of the last year. In the 2004 period and the 2003 period, the Company capitalized $65,000 and $30,000 respectively, of interest expense associated with investments in production equipment currently classified as construction in progress.

Income tax expense decreased $133,000, or 12.6%, to $922,000 for the 2004 period. The effective tax rate for the 2004 period was 37.4%, down from 41.5% in the 2003 period due to the favorable impact of recently awarded state tax incentives under the Vermont Economic Advancement Tax Incentive Program.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as the Company's Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Green Mountain's percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at April 10, 2004 and April 12, 2003. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain.

The equity in the net loss of Keurig in the 2004 period was $227,000 or $0.03 per diluted share. This Keurig loss is primarily due to the sales and marketing expenditures related to the Keurig® Single-Cup Brewer for the home. In the 2003 period, the equity in Keurig's net earnings was a loss of $289,000.

Net income increased by $117,000, or 9.8%, to $1,315,000 in the 2004 period. Earnings per diluted share were $0.18 in the 2004 period as compared to $0.17 in the 2003 period.

Twenty-eight weeks ended April 10, 2004 versus twenty-eight weeks ended April 12, 2003

Net sales increased by $11,465,000 or 18.2%, to $74,343,000 for the twenty-eight weeks ended April 10, 2004 (the "2004 YTD period"), as compared to the twenty-eight weeks ended April 12, 2003 (the "2003 YTD period"). Coffee pounds shipped increased by approximately 1,127,000 pounds, or 13.5%, to approximately 9,496,000 pounds in the 2004 YTD period. The pounds increase was strongest in the supermarket channel (+21.3%) due to the addition of new customers. The OCS channel grew 19.0% driven by strong K-Cup sales to existing OCS distributors in conjunction with the rollout of the new B-100 Keurig® Single-Cup Brewer for home and small office.

Gross profit increased by $2,404,000, or 9.0%, to $29,223,000 for the 2004 YTD period. As a percentage of net sales, gross profit decreased 3.4 percentage points to 39.3% for the 2004 YTD period. The decrease was primarily due to increased sales to certain channels with lower gross margins, increased labor and delivery costs and an increase in green coffee costs.

Selling, general and administrative expenses increased by $1,646,000 or 8.3%, to $21,583,000 for the 2004 YTD period. As a percentage of sales, selling, general and administrative expenses decreased 2.7 percentage points to 29.0% for the 2004 YTD period. This improvement was the result of leveraging selling and organizational resources on a higher sales base and lower severance costs related to management changes in the 2003 period, partially offset by increased salary, labor and employee benefit costs.

Interest expense decreased by $176,000 to $145,000 for the 2004 YTD period. This decrease is due to lower debt balances as the Company used its operating cash flows to pay down its debt over the course of the year. In the 2004 YTD and the 2003 YTD periods, the Company capitalized $87,000 and $67,000 of interest expense, respectively.

Income tax expense increased $287,000, or 10.4%, to $3,043,000 for the 2004 YTD period. The effective tax rate for the full year 2004 is expected to be 39.0%, down from 41.5% in 2003. The decrease is due mainly to the favorable impact of the recently awarded state tax incentives authorized under the Vermont Economic Advancement Tax Incentive Program. The total incentives authorized are $2,090,500 over a 5 year period beginning in 2004. The ultimate amount of this credit is dependent on actual capital expenditures and employees added to the payroll over the 5 year period. Green Mountain reduced its valuation allowance on its Vermont Manufacturer's tax credit by $35,000 and $45,000 during the 2004 and the 2003 YTD period, respectively. The ultimate amount of this credit that the Company will be able to use is dependent on many factors, including: the amount of taxable income being generated, the percentage of income that is allocable to the State of Vermont and, the number of disqualifying dispositions of stock options.

The equity in the net loss of Keurig in the 2004 YTD period was $558,000 or $0.08 per diluted share. The Keurig loss is primarily due to the ramp-up of sales and marketing expenditures related to the Keurig® Single-Cup Brewer for the home. In the 2003 period, the equity in Keurig's net earnings was a loss of $373,000.

Net income increased by $402,000, or 11.4%, to $3,914,000 for the 2004 YTD period. Diluted earnings per share increased to $0.53 from $0.49 as compared to the same period last year.

Liquidity and Capital Resources

Working capital decreased $3,239,000 to $6,019,000 at April 10, 2004 from $9,258,000 at September 27, 2003. This decrease is primarily due to increased accounts payable, partially offset by an increase in accounts receivable. The increase in accounts payable was due to the timing of certain large green coffee purchases and capital expenditures. The increase in accounts receivable was due to an increase in day sales outstanding, primarily related to certain large accounts.

Net cash provided by operating activities increased by $2,918,000, or 64.6%, to $7,436,000 in the 2004 YTD period. Cash flows from operations were used to partially fund capital expenditures in the 2004 YTD period.

During the 2004 YTD period, Green Mountain had capital expenditures of $8,467,000, including $4,542,000 for equipment, $2,929,000 for leasehold improvements and fixtures, $611,000 for loaner equipment, $378,000 for computer equipment and software, and $7,000 for vehicles. During the 2003 YTD period, Green Mountain had capital expenditures of $3,042,000, including $1,344,000 for production equipment, $696,000 for computer equipment and software, $789,000 for loaner equipment, $124,000 for vehicles and $89,000 for leasehold improvements and fixtures.

At April 10, 2004, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $11,379,000. This balance primarily includes $2,872,000 related to the installation of the second bowl roaster and related conveyance and storage equipment, as well as $6,705,000 related to the construction of a new distribution center. The bowl roaster and related equipment is expected to be ready for production use by the end of the third quarter of fiscal 2004 and the distribution center is expected to be in service by the end of the fourth quarter of fiscal 2004.

In the first fiscal quarter of 2003, Green Mountain repurchased 19,281 of its own common shares at a cost of $286,000.

Green Mountain has a syndicated credit facility with Fleet Bank N.A. ("Fleet") and Banknorth N.A. This facility includes an equipment line of credit of up to $5,000,000 and a revolving line of credit of up to $12,500,000 which matures in March 2006. On April 10, 2004, $3,200,000 was outstanding under this credit facility and the entire $14,300,000 was available (including the $5,000,000 specific equipment line). Also part of this credit facility is a $15,000,000 term loan that is being paid back in minimum quarterly installments of $750,000 and expires in 2007. The outstanding balance on the term loan at April 10, 2004 was $8,750,000.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. The Company also entered into an amortizing interest rate swap agreement effective January 1, 2003, in order to fix the interest rate on a portion of the term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. The notional amount of the swap at April 10, 2004 was $3,611,000.

The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. As of April 10, 2004, the Company was not in compliance with the minimum fixed charge coverage ratio, primarily as a result of its capital expenditures made during the quarter related to the construction of the new distribution center. The Company's non-compliance with this covenant was waived effective April 10, 2004 by the lenders.

On May 24, 2004 the Company received a letter of commitment from its lenders to modify its existing credit facilities. The modified facilities provide for the existing term loan to be increased to a maximum of $17 million, and an advance and readvance under such term loan aggregating approximately $8,250,000, to be amortized over 5 years. The availability under the Company's line of credit would decrease to $10 million and the availability under its equipment line of credit would remain at $5 million with a term out of 5 years per amount drawn. The letter of commitment is valid for a period of 12 months ending May 24, 2005. The modified credit facilities are expected to close in the third fiscal quarter of 2004. The modified credit facilities will be used to finance the Company's new distribution center and related equipment, purchase other needed equipment, as well as for working capital purposes. The Company expects that it will be in compliance with all financial covenants with respect to its modified credit facilities throughout the next twelve months.

Management believes that cash flow from operating activities, existing cash and the modified credit facility as outlined in the Fleet commitment letter dated May 24, 2004 will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements through the next twelve months.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2004, remaining	$777,000	$724,000	$11,809,000	$13,310,000
2005	3,044,000	1,506,000	5,067,000	9,617,000
2006	6,225,000	1,190,000	110,000	7,525,000
2007	2,005,000	894,000	110,000	3,009,000
2008	2,000	744,000	110,000	856,000
Thereafter	-	3,408,000	110,000	3,518,000
Total	$ 12,053,000	$ 8,466,000	$ 17,316,000	$37,835,000

Outlook

The Company expects net sales growth in the range of 13% to 17% and coffee pounds growth of 10% to 12% in the third quarter of fiscal 2004. The Company anticipates its operating margin will be in the range of 8.9% to 9.6%. The Company believes its tax rate for the full fiscal 2004 will be approximately 39%, with the third and fourth quarter rates remaining at 37.4%. The Company expects that the recognition of its share of Keurig's loss for the third quarter of 2004 will reduce diluted earnings per share by $0.02 to $0.04. Based on all of these factors, the Company anticipates its fully diluted earnings per share for the third quarter of fiscal 2004 will be in the range of $0.19 to $0.22 per share.

For fiscal year 2004 as a whole, net sales are anticipated to increase in the range of 14% to 18% on coffee pounds growth of 10% to 13%. The Company expects that its operating margin will be in the range of 10.0% to 10.6%. The Company expects that the recognition of its share of Keurig's loss for fiscal 2004 will reduce diluted earnings per share by $0.09 to $0.14. The Company anticipates its fully diluted earnings per share for fiscal 2004 to be in the range of $1.00 to $1.07 per share.

The Company forecasts its capital expenditures for fiscal 2004 to be in the range of $17 to $19 million and depreciation expenses to be in the range of $4.5 and $5.0 million. In November 2003, Green Mountain Coffee announced plans to build a new distribution and warehousing facility attached to the Company's current plant. This new warehousing and distribution building will incorporate material-handling automation to improve the Company's distribution efficiencies, which the Company anticipates will result in lower overall distribution costs relative to sales over the long-term, as well as allow for increased packaging capacity in the current plant. The capital project is underway and is expected to cost approximately $9.0 million.

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

Because the Company's business is focused primarily on the sale of specialty coffee, if the demand for specialty coffee decreased, the Company's business could suffer.

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

Competition in the specialty coffee market ,including the sale of home coffee brewers, is increasingly intense and could affect the Company's profitability.

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

In recent months, several consumer appliance and consumer goods companies entered the single-cup brewer for the home market, the majority with brewers using individual one-serving packets of coffee, which compete with the Keurig® Single-Cup Brewing system marketed by Green Mountain and Keurig. This increased competition in the home market may have a negative impact on the sales of Keurig K-cups and brewers in future periods.

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

In addition, a significant percentage of the Company's total revenues in fiscal 2003 came from sales of K-Cups®. If the Company was no longer permitted to manufacture K-Cups or if competitive, business or economic factors had a material negative impact on sales of the Keurig Single-Cup Brewing system, the Company's business would be adversely affected.

The Company's substantial equity investment in Keurig, Incorporated, a small, privately-held company, could have a material ongoing negative effect on the Company's net income.

The Company has a substantial equity investment in Keurig, Incorporated, a small private company. Keurig can have significant quarterly operating income/loss fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss and its negative earnings have a direct effect on the Company's net income because the Company's investment in Keurig is accounted for under the equity method of accounting. Further, there is a high degree of uncertainty with respect to Keurig's spending for the continuing roll-out of the Keurig® Single-Cup Brewer for the home and results could materially vary depending on Keurig's success in entering the home brewer market and its ability to secure adequate financing to support its growth. Keurig faces intense competition in the home brewer market as does the Company. Due to contractual agreements between the Company and the other stockholders of Keurig, Incorporated, the Company has very little control over the management, operation or strategic direction of Keurig, Incorporated.

The Company is constructing a new large manufacturing and distribution facility. This project could have an adverse effect on the Company as a result of increased capital needs, possible construction delays and cost overruns, implementation and coordination problems and other unforeseen difficulties associated with a large capital project.

The Company has begun to construct a new 52,000 square foot facility designated solely for warehousing and distribution. The cost of this project is currently estimated at $9 million. The Company anticipates financing a large portion of the project through long-term debt. The increased debt could have a negative impact on the Company and could limit the Company's ability to have access to additional capital sources in the future to pursue other opportunities or make additional capital expenditures. In addition, the increased expense associated with servicing this debt could have an adverse effect on the Company's current cash flow.

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

Expected maturity date	2004, remaining	2005	2006	2007	2008	Total
Long-term debt:
Variable rate (in thousands)	$440	$1,762	$4,962	$1,175	-	$8,339
Average interest rate	2.59%	2.59%	3.50%	2.59%	-	3.13%
Fixed rate (in thousands)	$336	$1,283	$1,263	$830	$2	$3,714
Average interest rate	4.96%	4.87%	4.92%	5.01%	6.7%	4.93%

There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 19, 2003.

At April 10, 2004, the Company had $8,339,000 of debt subject to variable interest rates (the lower of Fleet Bank's prime rate, LIBOR rates for maturities up to one year or Bankers' Acceptance rates). A hypothetical 100 basis point increase in the Bankers' Acceptance, LIBOR and prime rates would result in additional interest expense of $83,000 on an annualized basis.

The Company entered into an interest swap agreement with Fleet Bank ("Fleet") effective January 1, 2003, in order to fix the interest rate on a portion of its term loan. At April 10, 2004, the swap had a notional amount of $3,611,000 and matures on July 1, 2007. The effect of the swap is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 3.495% plus a margin based on a performance price structure. For the twelve and twenty-eight weeks ended April 10, 2004, the Company paid $23,000 and $57,000, respectively, in additional interest expense pursuant to the swap agreement.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At April 10, 2004, the Company estimates it would have paid $80,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

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

 10.1 Second Amendment to Amended and Restated Credit Agreement and Loan Documents.

(b) The Company filed a Form 8-K on February 19, 2004. The Company furnished its first quarter 2004 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release under Item 12 "Results of Operations and Financial Condition."

The Company also filed a Form 8-K on January 23, 2004. The Company furnished under Item 9 -- Regulation FD disclosure-- the information contained in the press release dated January 23, 2004 concerning factual inaccuracies contained in an analyst's research note issued on January 23, 2004.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	5/25/2004	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	5/25/2004	By /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer