Form 10-Q
period 2004-07-03
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2004-08-12
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended July 3, 2004

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

YES [Ö ] NO [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 10, 2004 was approximately $93,148,000 based upon the closing price of such stock on that date. As of July 30, 2004, 7,070,000 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	July 3, 2004	September 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,241	$ 502
Receivables, less allowances of $626 and $439 at July 3, 2004 and September 27, 2003, respectively	15,079	12,708
Inventories	8,530	7,465
Other current assets	1,061	905
Income taxes receivable	271	276
Deferred income taxes, net	655	756
Total current assets	26,837	22,612

Fixed assets, net	33,949	22,313
Investment in Keurig, Incorporated	12,613	13,364
Goodwill	1,446	1,446
Other long-term assets	345	255

	$ 75,190	$ 59,990
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,135	$ 3,123
Accounts payable	7,750	6,352
Accrued compensation costs	2,868	2,056
Accrued expenses	2,965	1,823
Total current liabilities	16,718	13,354

Long-term debt	13,566	8,558
Long-term line of credit	-	350
Deferred income taxes	2,968	2,460
Other long-term liabilities	235	120

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,226,518 and 8,156,491 shares at July 3, 2004 and September 27, 2003, respectively	823	816
Additional paid-in capital	22,464	21,669
Retained earnings	26,734	20,914
Accumulated other comprehensive (loss)	(136)	(69)
ESOP unallocated shares, at cost - 31,181 shares	(846)	(846)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	41,703	35,148

	$ 75,190	$ 59,990
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Twelve weeks ended
	July 3, 2004	July 5, 2003

Net sales	$ 31,347	$ 26,344
Cost of sales	18,680	15,069
Gross profit	12,667	11,275

Selling and operating expenses	6,975	6,292
General and administrative expenses	2,319	2,028
Operating income	3,373	2,955

Other income	17	34
Interest expense	(45)	(125)
Income before income taxes	3,345	2,864

Income tax expense	(1,246)	(1,189)
Income before equity in net loss of Keurig, Incorporated	2,099	1,675
Equity in net loss of Keurig, Incorporated	(193)	(317)
Net income	$ 1,906	$ 1,358
	====	====
Basic income per share:
Weighted average shares outstanding	7,018,956	6,912,388
Net income	$ 0.27	$ 0.20

Diluted income per share:
Weighted average shares outstanding	7,402,145	7,310,142
Net income	$ 0.26	$ 0.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Forty weeks ended
	July 3, 2004	July 5, 2003

Net sales	$ 105,690	$ 89,222
Cost of sales	63,800	51,128
Gross profit	41,890	38,094

Selling and operating expenses	23,472	21,559
General and administrative expenses	7,405	6,698
Operating income	11,013	9,837

Other income	37	114
Interest expense	(190)	(446)
Income before income taxes	10,860	9,505

Income tax expense	(4,289)	(3,945)
Income before equity in net loss of Keurig, Incorporated	6,571	5,560
Equity in net loss of Keurig, Incorporated	(751)	(690)
Net income	$ 5,820	$ 4,870
	====	====
Basic income per share:
Weighted average shares outstanding	6,996,818	6,840,287
Net income	$ 0.83	$ 0.71

Diluted income per share:
Weighted average shares outstanding	7,408,445	7,231,112
Net income	$ 0.79	$ 0.67

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Forty weeks ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net income	$ 1,906	$ 1,358	$ 5,820	$ 4,870
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	(96)	(40)	(27)	(82)
(Gains) losses on derivatives designated as cash flow hedges included in net income	(44)	2	(40)	(10)
Other comprehensive (loss)	(140)	(38)	(67)	(92)
Comprehensive income	$ 1,766	$ 1,320	$ 5,753	$ 4,778
	====	=====	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the forty weeks ended July 3, 2004
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive income (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 27, 2003	8,156,491	$ 816	$ 21,669	$ 20,914	$ (69)	(1,157,554)	$(7,336)	(31,181)	$(846)	$ 35,148
Options exercised	53,262	5	253	-	-	-	-	-	-	258
Issuance of common stock under Employee Stock Purchase Plan	16,765	2	282							284
Tax benefit from exercise of options	-	-	218	-	-	-	-	-	-	218
Deferred compensation and stock compensation expense	-	-	42	-	-	-	-	-	-	42
Other comprehensive income, net of tax	-	-	-	-	(67)	-	-	-	-	(67)
Net income	-	-	-	5,820	-	-	-	-	-	5,820

Balance at July 3, 2004	8,226,518	$ 823	$ 22,464	$ 26,734	$ (136)	(1,157,554)	$ (7,336)	(31,181)	$ (846)	$ 41,703
	====	===	====	====	===	====	====	===	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)
	Forty weeks ended
	July 3, 2004	July 5, 2003

Cash flows from operating activities:
Net income	$ 5,820	$ 4,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,520	3,476
Gain on disposal of fixed assets	(27)	(114)
Provision for doubtful accounts	279	307
Change in fair value in interest rate swap	115	157
Change in fair value in futures derivatives	20	6
Change in accumulated other comprehensive income	(67)	(92)
Tax benefit from exercise of non-qualified options	218	477
Equity in net loss of Keurig, Incorporated	751	690
Deferred income taxes	609	711
Deferred compensation and stock compensation	42	42
Changes in assets and liabilities:
Receivables	(2,650)	(1,652)
Inventories	(1,065)	(1,211)
Income tax receivable	5	294
Other current assets	(156)	(523)
Other long-term assets, net	(90)	(59)
Accounts payable	1,398	(1,238)
Accrued compensation costs	812	1,172
Accrued expenses	1,122	610
Net cash provided by operating activities	10,656	7,923

Cash flows from investing activities:
Capital expenditures for fixed assets	(15,440)	(5,057)
Proceeds from disposals of fixed assets	311	574
Net cash used for investing activities	(15,129)	(4,483)

Cash flows from financing activities:
Proceeds from issuance of common stock	542	949
Purchase of treasury shares	-	(286)
Purchase of unallocated ESOP shares	-	(3)
Proceeds from issuance of debt	8,390	90
Net repayment of long-term debt and capital lease obligations	(3,370)	(3,152)
Net change in revolving line of credit	(350)	(1,490)
Net cash provided by (used for) financing activities	5,212	(3,892)

Net increase in cash and cash equivalents	739	(452)
Cash and cash equivalents at beginning of period	502	800
Cash and cash equivalents at end of period	$ 1,241	$ 348
	====	====

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the twelve and forty week period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 27, 2003.

2. Inventories

Inventories consisted of the following at:

	July 3, 2004	September 27, 2003
Raw materials and supplies	$ 4,800,000	$ 4,337,000
Finished goods	3,730,000	3,128,000
	$ 8,530,000	$ 7,465,000
	=====	=====

Inventory values above are presented net of $188,000 and $148,000 of obsolescence reserves at July 3, 2004 and September 27, 2003, respectively.

At July 3, 2004, the Company had approximately $13,045,000 in green coffee purchase commitments, of which approximately 76% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.74 per pound and a price of $11 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Forty weeks ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Numerator - basic and diluted earnings per share : Net income	$ 1,906	$ 1,358	$ 5,820	$ 4,870
Denominator:	=====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	7,018,956	6,912,388	6,996,818	6,840,287
Effect of dilutive securities - stock options	383,189	397,754	411,627	390,825
Diluted earnings per share - weighted average shares outstanding	7,402,145	7,310,142	7,408,445	7,231,112
	=====	=====	=====	=====
Basic earnings per share	$ 0.27	$ 0.20	$ 0.83	$ 0.71
Diluted earnings per share	$ 0.26	$ 0.19	$ 0.79	$ 0.67

For the twelve weeks ended July 3, 2004 and July 5, 2003 options to purchase 186,000 and 183,000 respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

For the forty weeks ended July 3, 2004 and July 5, 2003 options to purchase 107,000 and 219,000 respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At July 3, 2004, the Company held outstanding futures contracts with a fair market value of $(23,000). These futures contracts are hedging coffee purchase commitments that take place in the next seven months and the related gains and losses will be reflected in cost of sales in the next three fiscal quarters when the related finished goods inventory is sold. At September 27, 2003, the Company held futures contracts with a total fair market value of $(3,000).

  At July 3, 2004, deferred gains on futures contracts designated as cash flow hedges amounted to $5,000 ($3,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the twelve and forty weeks ended July 3, 2004, total gains (losses) on futures contracts (gross of tax) included in cost of sales amounted to $75,000 and $66,000, respectively. In the twelve and forty weeks ended July 5, 2003, total gains (losses) on futures contracts (gross of tax) included in cost of sales amounted to $(3,000) and $17,000, respectively.

  The Company entered into an interest rate swap agreement with Fleet National Bank ("Fleet") effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2007. The notional amount at July 3, 2004 was $16,500,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 3, 2004, the Company estimates it would have paid $235,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  Prior to June 29, 2004, the Company was party to another swap agreement with Fleet to hedge a portion of the term loan that was refinanced on June 30, 2004 (see footnote 11). The effect of that swap was to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. The notional amount of that swap, which originally was $5,000,000, was $3,611,000 at June 10, 2004, the date that swap agreement was canceled.

  For the twelve and forty weeks ended July 3, 2004, the Company paid $15,000 and $72,000, respectively, in additional interest expense pursuant to the swap agreements. For the twelve and forty weeks ended July 5, 2003, the Company paid $26,000 and $56,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of July 3, 2004 and September 27, 2003, the shares of Common Stock owned by the Company represent approximately 49.7% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% of Keurig's common equivalent shares. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002.

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

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $1,725,000 and $1,208,000 for the twelve weeks ended July 3, 2004 and July 5, 2003, respectively. The Company recorded in cost of sales royalties in the amount of $5,629,000 and $3,807,000 for the forty weeks ended July 3, 2004 and July 5, 2003, respectively. At July 3, 2004 and September 27, 2003, the Company had royalties payable to Keurig of $1,138,000 and $462,000, respectively.

  Keurig also purchases coffee products from the Company. For the twelve and forty weeks ended July 3, 2004, the Company sold $185,000 and $479,000 worth of coffee products to Keurig, Incorporated, respectively. For the twelve and forty weeks ended July 5, 2003, the Company sold $34,000 and $84,000 worth of coffee products to Keurig, Incorporated, respectively. In addition, the Company purchases brewer equipment from Keurig, Incorporated. For the twelve and forty weeks ended July 3, 2004, the Company purchased $864,000 and $2,218,000 worth of brewers and equipment from Keurig, Incorporated, respectively. For the twelve and forty weeks ended July 5, 2003, the Company purchased $300,000 and $641,000 worth of brewers and equipment from Keurig, Incorporated, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed.

  Keurig is on a calendar year-end. The Company has included in its income for the forty week period ended July 3, 2004 the Company's equity interest in the fourth 2003 calendar quarter and first two 2004 calendar quarters of Keurig's earnings (October 1, 2003 through June 30, 2004), without giving effect to the differences between the duration of the Company's year-to-date period (40 weeks) and Keurig's three calendar quarters (39 weeks). During the twelve and forty weeks ended July 3, 2004, the net equity impact of Keurig's earnings was a loss of ($193,000) and ($751,000), respectively. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:

Income Statement Information for the Three Months ended June 30, 2004 Dollars in thousands

Revenues	$ 8,787
Cost of goods sold	$ 4,313
Selling, general, and administrative expenses	$ 4,695
Operating loss	$ (221)
Net loss	$ (181)

Income Statement Information for the Nine Months ended June 30, 2004 Dollars in thousands

Revenues	$ 25,372
Cost of goods sold	$ 12,831
Selling, general, and administrative expenses	$ 14,082
Operating loss	$ (1,541)
Net loss	$ (1,622)

Financial Position Information as of June 30, 2004 Dollars in thousands

Current assets	$ 10,211
Property, plant and equipment, net	$ 4,159
Other assets	$ 330
Total assets	$ 14,700
Current liabilities	$ 4,814
Noncurrent liabilities	$ 44
Redeemable preferred stock	$ 18,289
Shareholders' deficit	$ (8,447)

  Recent Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, is applicable for fiscal periods ending after March 31, 2004 for interests held by public entities in variable interest or potential variable interest entities created before February 1, 2003.  The Company has completed its evaluation of the effects of the recent pronouncement, including the Company's investment in Keurig, Incorporated, and has determined that the Company is not the primary beneficiary, as defined in FIN 46, of Keurig. The Company's maximum exposure related to Keurig is the current carrying value of the investment.  See footnote 5 for further description of the Company's investment in Keurig.

  Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants in fiscal 2003 and one grant to an officer at an exercise price below fair market value in fiscal 2004, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the twelve and forty weeks ended July 3, 2004 and July 5, 2003 would have decreased to the pro forma amounts indicated below:

		Twelve weeks ended	Forty weeks ended
		July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net income:	As reported	$ 1,906	$ 1,358	$5,820	$ 4,870
	Pro forma	$1,702	1,217	$5,076	4,172
Diluted net income per share:	As reported	0.26	0.19	0.79	0.67
	Pro forma	0.23	0.17	0.69	0.58

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 4 years and 5 years; an average volatility of 72% and 61%; no dividend yield; and a risk-free interest rate averaging 2.69% and 2.97%, for the grants issued during the forty weeks ended July 3, 2004 and July 5, 2003, respectively. The weighted-average fair values of options granted during the forty weeks ended July 3, 2004 and July 5, 2003 are $11.30 and $8.20, respectively.

The fair value of the employees' purchase rights under the Company's Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the forty weeks ended July 3, 2004 and July 5, 2003: an expected life of six months; expected volatility of 72% and 63% respectively; and an average risk-free interest rate of 0.93%, and 1.00%, respectively. The weighted average fair value of those purchase rights granted were $7.59 and $9.16 for the forty weeks ended July 3, 2004 and July 5, 2003, respectively

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In each of the forty week periods ended July 3, 2004 and July 5, 2003, the Company recorded compensation costs of $154,000, to accrue for anticipated stock distributions under the ESOP. On July 3, 2004, the ESOP held 31,181 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the Plan. In each of the forty week periods ended July 3, 2004 and July 5, 2003, $8,000 of compensation expense has been recorded under this Plan.

  Income Taxes

  The Company benefits from a manufacturer's investment tax credit from the State of Vermont expiring at the end of fiscal 2004. At July 3, 2004, the portion of the deferred tax asset attributable to the tax credit was $58,000 (net of valuation allowance of $1,407,000). During the twelve and forty weeks ended July 3, 2004, the Company reduced the valuation allowance on the deferred tax asset arising from its Vermont tax credit by $16,000 and $50,000, respectively, based primarily upon estimates of future taxable income; the percentage of income that is allocable to the State of Vermont and; the number of disqualifying dispositions of stock options.

  On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,090,500 over a five year period beginning in fiscal year 2004. The capital investment tax credits are $1,843,728 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are subject to recapture and disallowance provisions due to curtailment of trade or business. A Company is deemed to have substantially curtailed its trade or business if the average number of full-time employees in any period of 120 consecutive days is less than 75% of the highest average number of full-time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit. The Company's estimated effective tax rate for the year has been reduced by the total credit that is expected to be earned by year-end. The Company reported a reduction in its income tax rate, from 42.0% for the sixteen weeks ended January 17, 2004 to 39.5% for the forty weeks ended July 3, 2004, due to the projected Vermont State tax credit to be earned by the end of fiscal 2004. The Company expects that its fiscal 2004 tax rate will be approximately 39%.

  Related Party Transactions

  The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company's CEO. During the twelve and forty weeks ended July 3, 2004, Heritage Flight billed the Company the amount of $11,000 and $102,000, respectively, for various travel services. During the twelve and forty weeks ended July 5, 2003, Heritage Flight billed the Company the amount of $69,000 and $327,000, respectively, for various travel services.

  Fixed Assets

  Fixed assets consist of the following:
	Useful Life in Years	July 3, 2004	September 27, 2003

Production equipment	3 - 15	$ 19,109,000	$ 16,318,000
Computer equipment and software	2 - 5	8,013,000	7,132,000
Furniture and fixtures	2 - 10	2,117,000	2,146,000
Equipment on loan to wholesale customers	3 - 5	10,251,000	9,429,000
Vehicles	4 - 5	1,018,000	918,000
Leasehold improvements	2 - 10 or remaining life of the lease, whichever is less	3,666,000	3,561,000
Construction-in-progress		12,049,000	2,264,000

Total fixed assets		56,223,000	41,768,000

Accumulated depreciation		(22,274,000)	(19,455,000)

		$ 33,949,000	$ 22,313,000
		========	========

  Total depreciation expense relating to all fixed assets was $3,520,000 and $3,476,000 for the forty weeks ended July 3, 2004 and July 5, 2003, respectively.

  At July 3, 2004, the balance of fixed assets classified as construction in progress, and therefore not being depreciated in the current period, amounted to $12,049,000. This balance primarily includes $8,737,000 related to the construction of a new distribution center, which is expected to be in service by the end of the fourth quarter of fiscal 2004.

  In the forty weeks ended July 3, 2004 and July 5, 2003, the Company capitalized $172,000 and $102,000 of interest expense, respectively.

  Credit Facility

On June 30, 2004 the Company modified its existing credit facility with Fleet National Bank ("Fleet"). The second participating lender in this modifed facility is Citizens Bank New Hampshire ("Citizens"). The modified facility provides for the existing term loan to be increased from $15 million to $17 million and an advance and readvance under such term loan aggregating approximately $8,250,000 to be amortized over 5 years. The availability under the Company's revolving line of credit (which expires in March 2006) decreased from $12.5 million to $10 million and the availability under its equipment line of credit remains at $5 million with a term out of 5 years per amount drawn. The modified credit facility is being used to finance the Company's new distribution center and related equipment, purchase other needed equipment as well as for working capital purposes.

The credit facility is secured by all the assets of the Company, and includes a negative pledge on the Company' new distribution center. The interest paid on the facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. The Company entered into an interest rate swap agreement to fix the interest rate on the entire balance of the term loan (see footnote 4 "Derivative Instruments and Hedging Activities"). The Company also pays a commitment fee on the average daily unused portion of the revolving line of credit.

At July 3, 2004, the outstanding balance on the term loan was $16,500,000. No amounts were outstanding under the equipment line of credit or the revolving line of credit.

The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. As of July 3, 2004, the Company was in compliance with all covenants under this agreement.

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

Results of Operations

	Twelve weeks ended		Forty weeks ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6%	57.2%	60.4%	57.3%
Gross profit	40.4%	42.8%	39.6%	42.7%

Selling and operating expenses	22.2%	23.8%	22.2%	24.2%
General and administrative expenses	7.4%	7.7%	7.0%	7.5%
Operating income	10.8%	11.3%	10.4%	11.0%

Other income	(0.0)%	0.1%	0.0%	0.1%
Interest expense	(0.1)%	(0.5)%	(0.1)%	(0.5)%
Income before taxes	10.7%	10.9%	10.3%	10.6%

Income tax expense	(4.0)%	(4.5)%	(4.1)%	(4.4)%
Income before equity in net loss of Keurig, Incorporated	6.7%	6.4%	6.2%	6.2%
Equity in net loss of Keurig, Incorporated	(0.6)%	(1.2)%	(0.7)%	(0.7)%
Net income	6.1%	5.2%	5.5%	5.5%
	===	===	===	===

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Total Company Coffee Pounds Shipped by Sales Channel
(Unaudited Pounds in Thousand)

Channel	Q3 12 wks. ended 7/3/04	Q3 12 wks. ended 7/5/03	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3 40 wks. ended 7/3/04	Q3 40 wks. ended 7/5/03	Q3 YTD Y/Y lb. Increase	Q3 YTD % Y/Y lb. Increase
Supermarkets	1,280	1,097	183	16.7%	4,453	3,665	788	21.5%
Convenience Stores	1,157	1,022	135	13.2%	3,710	3,519	191	5.4%
Office Coffee Service Distributors	960	755	205	27.2%	3,166	2,610	556	21.3%
Food Service	561	511	50	9.8%	1,826	1,703	123	7.2%
Consumer Direct	117	93	24	26.0%	416	351	65	18.4%
Totals	4,075	3,478	597	17.2%	13,571	11,848	1,723	14.5%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Total Company Coffee Pounds Shipped by Geographic Region
(Unaudited Pounds in Thousand)
Region	Q3 12 wks. ended 7/3/04	Q3 12 wks. ended 7/5/03	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3 40 wks. ended 7/3/04	Q3 YTD 40 wks. ended 7/5/03	Q3 YTD Y/Y lb. Increase	Q3 YTD % Y/Y lb. Increase
New England	1,756	1,648	108	6.6%	5,877	5,572	305	5.5%
Mid-Atlantic	1,240	1,069	171	16.0%	4,185	3,616	569	15.7%
South	643	439	204	46.5%	2,099	1,544	555	35.9%
Midwest	181	136	45	33.0%	595	462	133	28.8%
West	224	164	60	36.6%	698	571	127	22.2%
International	31	22	9	40.9%	117	83	34	41.0%
Totals	4,075	3,478	597	17.2%	13,571	11,848	1,723	14.5%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Twelve weeks ended July 3, 2004 versus twelve weeks ended July 5, 2003

Net sales increased by $5,003,000 or 19.0%, to $31,347,000 for the twelve weeks ended July 3, 2004 (the "2004 period"), as compared to the twelve weeks ended July 5, 2003 (the "2003 period"). Coffee pounds shipped increased by approximately 597,000 pounds, or 17.2%, to approximately 4,075,000 pounds in the 2004 period. The difference between the dollar sales and pounds shipped growth rates is due to significantly higher sales of Keurig K-Cups® which carry a higher sales price per pound, and sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The pounds increase was strongest in the Office Coffee Service ("OCS") channel with an increase of 205,000 pounds due to strong K-Cup sales driven by increased penetration of the Keurig® B-100 brewers in small offices and by the continued success of teas in K-Cups. The pounds increase in the supermarket channel was also very strong with a quarter over quarter growth of 183,000 pounds due primarily to new distribution to Publix supermarkets which began in the first quarter of fiscal year 2004.

Gross profit increased by $1,392,000 or 12.3%, to $12,667,000 for the 2004 period. As a percentage of net sales, gross profit decreased 2.4 percentage points to 40.4% for the 2004 period. This decline is primarily due to higher green coffee costs, higher sales to the OCS and supermarket channels which have lower gross margins, and higher delivery costs due to rising fuel costs and higher freight rates.

Selling, general and administrative expenses increased by $974,000, or 11.7%, to $9,294,000 for the 2004 period due mainly to increased personnel and related costs. As a percentage of sales, selling, general and administrative expenses decreased 1.9 percentage points to 29.6% of sales. This improvement was mainly the result of leveraging selling and organizational resources on a higher sales base.

As a result of the foregoing, operating income increased by $418,000, or 14.1%, to $3,373,000 for the 2004 period.

Interest expense decreased by $80,000 to $45,000 for the 2004 period mainly due to capitalization of interest associated with the construction of a new distribution center. In the 2004 period and the 2003 period, the Company capitalized $68,000 and $35,000 respectively, of interest expense associated with investments in the new distribution center and production equipment currently classified as construction in progress.

Income tax expense increased $57,000, or 4.8%, to $1,246,000 for the 2004 period. The effective tax rate for the 2004 period was 37.2%, down from 41.5% in the 2003 period due to the favorable impact of recently awarded state tax incentives under the Vermont Economic Advancement Tax Incentive Program.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as the Company's Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Green Mountain's percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at July 3, 2004 and July 5, 2003. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain.

The equity in the net loss of Keurig in the 2004 period was $193,000 or $0.03 per diluted share. This Keurig loss is primarily due to Keurig's sales and marketing expenditures related to the Keurig® Single-Cup Brewer for the home. In the 2003 period, the equity in Keurig's net earnings was a loss of $317,000.

Net income increased by $548,000, or 40.4%, to $1,906,000 in the 2004 period. Earnings per diluted share were $0.26 in the 2004 period as compared to $0.19 in the 2003 period.

Forty weeks ended July 3, 2004 versus forty weeks ended July 5, 2003

Net sales increased by $16,468,000 or 18.5%, to $105,690,000 for the forty weeks ended July 3, 2004 (the "2004 YTD period"), as compared to the forty weeks ended July 5, 2003 (the "2003 YTD period"). Coffee pounds shipped increased by approximately 1,723,000 pounds, or 14.5%, to approximately 13,571,000 pounds in the 2004 YTD period. The pounds increase was strongest in the supermarket channel (+21.5%) due to the addition of new customers. The OCS channel grew 21.3% driven by strong K-Cup sales to existing OCS distributors in conjunction with the rollout of the new B-100 Keurig® Single-Cup Brewer for homes and small offices.

Gross profit increased by $3,796,000, or 10.0%, to $41,890,000 for the 2004 YTD period. As a percentage of net sales, gross profit decreased 3.1 percentage points to 39.6% for the 2004 YTD period. The decrease was primarily due to increased sales to certain channels with lower gross margins, increased labor and delivery costs and an increase in green coffee costs.

Selling, general and administrative expenses increased by $2,620,000 or 9.3%, to $30,877,000 for the 2004 YTD period. As a percentage of sales, selling, general and administrative expenses decreased 2.5 percentage points to 29.2% for the 2004 YTD period. This improvement was the result of leveraging selling and organizational resources on a higher sales base and lower severance costs related to management changes in the 2003 period, partially offset by increased salary, labor and employee benefit costs.

Interest expense decreased by $256,000 to $190,000 for the 2004 YTD period. This decrease is due to lower debt balances as the Company used its operating cash flows to pay down its debt over the course of the year and the capitalization of interest expenses associated with the construction of the new distribution center. In the 2004 YTD and the 2003 YTD periods, the Company capitalized $155,000 and $112,000 of interest expense, respectively.

Income tax expense increased $344,000, or 8.7%, to $4,289,000 for the 2004 YTD period. The effective tax rate for the full year 2004 is expected to be 39.0%, down from 41.5% in 2003. The decrease is due mainly to the favorable impact of the recently awarded state tax incentives authorized under the Vermont Economic Advancement Tax Incentive Program. The total incentives authorized are $2,090,500 over a 5 year period beginning in 2004. The ultimate amount of this credit is dependent on actual capital expenditures and employees added to the payroll over the 5 year period. Green Mountain reduced its valuation allowance on its Vermont Manufacturer's tax credit by $50,000 and $116,000 during the 2004 and the 2003 YTD period, respectively. The ultimate amount of this credit that the Company will be able to use is dependent on many factors, including: the amount of taxable income being generated, the percentage of income that is allocable to the State of Vermont and, the number of disqualifying dispositions of stock options.

The equity in the net loss of Keurig in the 2004 YTD period was $751,000 or $0.10 per diluted share. The Keurig loss is primarily due to the ramp-up of sales and marketing expenditures related to the Keurig® Single-Cup Brewer for the home and small offices. In the 2003 period, the equity in Keurig's net earnings was a loss of $690,000.

Net income increased by $950,000, or 19.5%, to $5,820,000 for the 2004 YTD period. Diluted earnings per share increased to $0.79 from $0.67 as compared to the same period last year.

Liquidity and Capital Resources

Working capital increased $861,000 to $10,119,000 at July 3, 2004 from $9,258,000 at September 27, 2003. This increase is primarily due to increased accounts receivable and a smaller increase in inventory, and was partially offset by an increase in accounts payable and accrued expenses. The increase in accounts receivable was due to an increase in day sales outstanding, primarily related to certain large accounts.

Net cash provided by operating activities increased by $2,733,000, or 34.5%, to $10,656,000 in the 2004 YTD period. Cash flows from operations were used to partially fund capital expenditures in the 2004 YTD period.

During the 2004 YTD period, Green Mountain had capital expenditures of $15,440,000, including $8,343,000 for production and distribution equipment, $4,574,000 for leasehold improvements and fixtures, $1,333,000 for loaner equipment, $1,034,000 for computer equipment and software, and $156,000 for vehicles. During the 2003 YTD period, Green Mountain had capital expenditures of $5,057,000, including $2,526,000 for production equipment, $1,271,000 for loaner equipment, $926,000 for computer equipment and software, $124,000 for vehicles and $210,000 for leasehold improvements and fixtures.

At July 3, 2004, the balance of fixed assets classified as construction in progress, and therefore not being depreciated in the current period, amounted to $12,049,000. This balance primarily includes $8,737,000 related to the construction of a new distribution center, which is expected to be in service by the end of the fourth quarter of fiscal 2004.

In the first fiscal quarter of 2003, Green Mountain repurchased 19,281 of its own common shares at a cost of $286,000.

On June 30, 2004 the Company modified its existing credit facility with Fleet National Bank ("Fleet"). The second participating lender in this modified facility is Citizens Bank New Hampshire ("Citizens"). The existing term loan was increased from $15 million to $17 million and $8,250,000 was readvanced under such term loan in the 2004 period. The term loan expires in July 2009. The availability under the Company's revolving line of credit (which expires in March 2006) decreased from $12.5 million to $10 million and the availability under its equipment line of credit remains at $5 million with a term out of 5 years per amount drawn. The modified credit facility is being used to finance the Company's new distribution center and related equipment, purchase other needed equipment as well as for working capital purposes.

At July 3, 2004, the outstanding balance on the term loan was $16,500,000. No amounts were outstanding under the equipment line of credit or the revolving line of credit.

The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. As of July 3, 2004, the Company was in compliance with all covenants under this agreement.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Effective June 29, 2004, the Company also entered into a $17,000,000 amortizing interest rate swap agreement, in order to fix the interest rate on its term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The notional amount of the swap at July 3, 2004 was $16,500,000.

Management believes that cash flow from operating activities, existing cash and the modified credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements through the next twelve months.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2004, remaining	$20,000	$362,000	$7,216,000	$7,598,000
2005	3,132,000	1,506,000	5,389,000	10,027,000
2006	3,463,000	1,190,000	110,000	4,763,000
2007	3,427,000	894,000	110,000	4,431,000
2008	3,405,000	744,000	110,000	4,259,000
Thereafter	3,254,000	3,408,000	110,000	6,772,000
Total	$ 16,701,000	$ 8,104,000	$ 13,045,000	$37,850,000

Outlook

The Company expects net sales growth in the range of 12% to 16% and coffee pounds growth of 7% to 10% in the fourth quarter of fiscal 2004. The Company anticipates its operating margin will be in the range of 10.5% to 11.5%. The Company expects that the recognition of its share of Keurig's loss for the fourth quarter of 2004 will reduce diluted earnings per share by $0.02 to $0.04. Based on all of these factors, the Company anticipates its fully diluted earnings per share for the fourth quarter of fiscal 2004 will be in the range of $0.23 to $0.27 per share.

For fiscal year 2004 as a whole, net sales are anticipated to increase in the range of 16% to 18% on coffee pounds growth of 11% to 13%. The Company expects that its operating margin will be in the range of 10.0% to 10.6%. The Company expects that the recognition of its share of Keurig's loss for fiscal 2004 will reduce diluted earnings per share by $0.12 to $0.14. The Company anticipates its fully diluted earnings per share for fiscal 2004 to be in the range of $1.02 to $1.06 per share.

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

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, and this situation is likely to persist for the lower quality coffees. Management believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In recent years, while the "C" price has been at or near historic lows, differentials, or the implied differentials in fixed price purchases, have generally been on the rise based on a tighter supply situation in regard to higher quality coffees. It is also possible that international shipping cost increases could lead to higher green coffee costs.

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

Expected maturity date	2004, remaining	2005	2006	2007	2008	2009	Total
Long-term debt:
Variable rate (in thousands)	-	-	-	-	-	-	-
Average interest rate	-	-	-	-	-	-	-
Fixed rate (in thousands)	$20	$3,132	$3,463	$3,427	$3,405	$3,254	$16,701
Average interest rate	1.64%	5.07%	5.11%	5.16%	5.19%	5.19%	5.14%

There have been no material changes in information relating to commodity price risks since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on December 19, 2003.

At July 3, 2004, the Company had no debt subject to variable interest rates.

The Company entered into an interest swap agreement with Fleet National Bank ("Fleet") effective June 29, 2004, in order to fix the interest rate on its term loan. At July 3, 2004, the swap had a notional amount of $16,500,000 and matures in July 2009. The effect of the swap is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate of 3.94% plus a margin based on a performance price structure.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 3, 2004, the Company estimates it would have paid $235,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Certificate of Incorporation, as Amended1

3.2 Bylaws2

4.1 Second Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among the Company, as borrower, Fleet National Bank ("Fleet"), as agent, and Fleet and Citizens Bank New Hampshire ("Citizens"), as lenders. (Incorporated by reference to Exhibits 4.1 in the Current Report on Form 8-K dated July 6, 2004).

    Revolving Note dated June 30, 2004 by the Company in favor of Fleet. (incorporated by reference to Exhibit 4.1(a) in the Current Report on Form 8-K dated July 6, 2004).
    Revolving Note dated June 30, 2004 by the Company in favor of Citizens. (incorporated by reference to Exhibit 4.1(b) in the Current Report on Form 8-K dated July 6, 2004).
    Term Note dated June 30, 2004 by the Company in favor of Fleet. (incorporated by reference to Exhibit 4.1(c) in the Current Report on Form 8-K dated July 6, 2004).
    Term Note dated June 30, 2004 by the Company in favor of Citizens. (incorporated by reference to Exhibit 4.1(d) in the Current Report on Form 8-K dated July 6, 2004).
    Equipment Note dated June 30, 2004 by the Company in favor of Fleet. (incorporated by reference to Exhibit 4.1(e) in the Current Report on Form 8-K dated July 6, 2004).
    Equipment Note dated June 30, 2004 by the Company in favor of Citizens. (incorporated by reference to Exhibit 4.1(f) in the Current Report on Form 8-K dated July 6, 2004).
    Swing Line Note dated June 30, 2004 by the Company in favor of Fleet. (incorporated by reference to Exhibit 4.1(g) in the Current Report on Form 8-K dated July 6, 2004).
    Amendment to Leasehold Mortgage dated as of June 30, 2004 between the Company and the Lenders. (incorporated by reference to Exhibit 4.1(h) in the Current Report on Form 8-K dated July 6, 2004).
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

  The Company filed a Form 8-K on May 6, 2004. The Company furnished its second quarter 2004 earnings press release as an exhibit under Item 7(c) "Financial Statements, Pro Forma Financial Information and Exhibits" and furnished the information contained in the earnings press release under Item 12 "Results of Operations and Financial Condition."

The Company also filed a Form 8-K on July 6, 2004. The Company furnished under Item 5 - Other Events- the information contained in the July 2, 2004 press release announcing it had refinanced its existing credit facility with Fleet National Bank, as agent, and Fleet National Bank and Citizens Bank New Hampshire as participating lenders.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	8/12/2004	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	8/12/2004	By /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer