Form 10-K
period 2004-09-25
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2004-12-09
CIK 909954

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 25, 2004

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
Yes [ X]  No [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 10, 2004 was approximately $93,148,000 based upon the closing price of such stock on that date. As of November 30, 2004, 7,127,536 shares of common stock of the registrant were outstanding. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

 This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K.

PART I

Item 1. Business

Overview

Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain Coffee" or "Green Mountain") is a leader in the specialty coffee industry. The Company sells over 100 coffee selections through a coordinated multi-channel distribution network in its wholesale and consumer direct operations. This distribution network is designed to maximize brand recognition and product availability. The Company is one of the leading specialty coffee companies in its established markets.

The majority of Green Mountain Coffee's revenue is derived from over 7,000 wholesale customer accounts located primarily in the Eastern United States. The wholesale operation serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

The Company

The Company is a Delaware corporation formed in July 1993. The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second, and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. As used herein, unless the context otherwise requires, references to "fiscal 2004," "fiscal 2003" and "fiscal 2002" represent the 52-week periods ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively.

The Company's corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The Company's telephone number is (802) 244-5621, its fax number is (802) 244-5436, and its e-mail address for investor information is investor.services@gmcr.com. The address of the Company's website is www.GreenMountainCoffee.com.

The Product

Green Mountain Coffee roasts high-quality arabica coffees and offers over 100 coffee selections including single-origins, estates, certified organics, Fair Trade Certified™, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters® and Newman's Own® Organics brands. The Company carefully selects its coffee beans and then appropriately roasts the coffees to maximize their taste and flavor differences.

The Company roasts its coffee in batches to ensure consistency. Green Mountain Coffee varies both the degree of roast and the roasting profile (i.e., roast time and temperature) to maximize a particular coffee's taste characteristics. The Company utilizes state-of-the-art roasting software which enables it to more exactly duplicate specific roasts, ensuring Green Mountain Coffee's ability to offer consistent taste profiles.

Green Mountain Coffee's roasting process is designed to maximize the flavors inherent in the coffee itself, without letting the flavor of roasting overshadow the subtleties of a particular coffee's taste. The Company believes that its distinctive roasting methods enable it to provide the same coffees at different roasting degrees to maximize their flavors and thereby satisfy varying consumer preferences.

The Company uses convection air roasters, which it believes offer a higher degree of flexibility than other commercially available roasters. In addition, the Company has developed specific roasting profiles for each bean type and degree of roast to establish a Green Mountain Coffee "signature" for that bean type, which the Company calls its appropriate roast®. The Company believes that this roasting process distinguishes it from other specialty coffee companies and has resulted in strong customer-brand loyalty.

Green Mountain Coffee, unlike some of its competitors, also offers flavored coffees. The Company believes that flavoring its coffee during the production process, rather than providing flavor additives after brewing, provides its customers with taste consistency, convenience and economy.

The Company nitrogen flushes its packaged coffee and employs one-way valve technology in many of its packages that provides a minimum shelf life of six months for the Company's coffees. This technology enables the Company to expand its distribution while maintaining its high standards for quality and freshness.

Green Mountain coffee comes in a variety of packages including whole bean, fractional packages, premium one-cup coffee pods and single-cup Keurig K-Cup® portions. The packaging equipment for Keurig K-Cup® portion packs is owned by Green Mountain Coffee. Green Mountain Coffee pays a royalty to Keurig, Incorporated for each K-Cup sold.

Corporate Objective and Philosophy

Green Mountain Coffee's objective is to be the leading specialty coffee company by providing the highest quality coffee and having the largest market share in its targeted markets while maximizing Company value. The Company intends to achieve this objective by differentiating and reinforcing the Green Mountain Coffee brand and engendering a high degree of customer and consumer loyalty. Essential elements of this unique approach include:

High Quality Coffee. Green Mountain Coffee buys some of the highest quality arabica beans available from the world's coffee-producing regions and uses a roasting process that maximizes each coffee's individual taste and aroma. Green Mountain Coffee has a passion for coffee and believes that its coffees are among the highest quality coffees sold in the world.

As evidence of the Company's commitment to coffee quality, in fiscal 2004 several of its coffees received high praise from external sources, including Ken David's The Coffee Review. Similar in format to the Wine Spectator, The Coffee Review evaluates coffee quality on a 100-point scale. Among other highly rated coffees, Green Mountain Coffee's "Colombian Supremo Popayan" received a score of 92, its "Kenyan AA" was awarded a 94, and the Fair Trade and Organic "Joyful Season Blend" received an 88. Additionally, Eating Well magazine identified Green Mountain Coffee's "Newman's Special Blend" as Excellent, winning three of three stars, while the United Kingdom's Guild of Fine Food Retailers bestowed its silver medal on "Organic House Blend" and a bronze medal on the Company's "Dark Magic Espresso Blend."

Outstanding Customer Service. Green Mountain Coffee seeks to create customers for life. The Company believes that coffee is a convenience purchase and utilizes its multi-channel distribution network of wholesale customers to make its coffee widely and easily available to consumers for home or away-from-home consumption.

To ensure a high level of responsiveness to customer needs, the Company has established regional distribution centers to supply coffee to its wholesale customers from which customer service calls are dispatched. Green Mountain Coffee has also established relationships with some of its vendors to drop ship items directly from the vendor to the customer, thereby significantly decreasing shipping times and costs.

The Company has an online inventory system for its central and regional distribution centers which helps to better serve the Company's customers and to improve the Company's direct-store-delivery process and capability. Green Mountain Coffee attempts to maintain at all times adequate levels of inventory to satisfy customer demand. The Company's online ordering application on its website (www.GreenMountainCoffee.com) is fully integrated with the Company's PeopleSoft® Enterprise Resource Planning ("ERP") system and customers receive instantaneous, electronic shipping confirmations for all online orders.

Customer Coffee Education. The Company offers its wholesale customers, employees and vendors educational experiences about the origin and preparation of coffee. A series of training programs, tours and manuals, which feature both classroom and hands-on learning experiences is known as "Coffee College." This intensive training covers all aspects of the coffee experience from tree to cup as well as strategies to profitably position coffee. In fiscal 2004, over 300 partners attended Coffee College either on site at the Company's Java University located in Waterbury, Vermont or at a customer location in a program known as "Java U to You."

The Company's consumer direct catalog and new website provide an overview of the unique qualities of the different coffees from around the world. Both also provide updates on the current coffee crisis and its impact on coffee-farming communities. The Company believes that educational initiatives create an appreciation for Green Mountain Coffee and a loyal consumer base.

Employee Development. Green Mountain Coffee strives to be a highly inclusive and collaborative work environment that encourages employees' individual growth and personal awareness. Success for the Company is enhanced by employees' personal contributions and their willingness to add value to our process and products. The Company offers programs that develop employees' expertise to enable them to deliver quality service and foster long-term relationships. Green Mountain Coffee believes that dedication to employee training and development is vital to attracting and retaining the most highly performing, qualified, and motivated employees.

The Company has adopted the Appreciative Inquiry ("AI") process as one method of business analysis. This process engages employees from all facets of the organization. AI incorporates a highly positive, inclusive and people-centered way of pursuing business development. In 2004, Green Mountain Coffee held two AI Summits. At these AI Summits, over 155 employees and 16 external stakeholders focused on developing growth strategies for the organization.

Green Mountain Coffee also offers an extensive curriculum including leadership development, computer training, coffee knowledge, David Allen's Getting Things Done® and project management, as well as many other professional development courses. The Company encourages self-awareness through a variety of activities including meditation training.

Since 1998, Green Mountain Coffee has offered a series of financial literacy trainings to its employees. This training course continues to encourage employees to focus on the business from tree to cup and engage in conversations around fundamental business concepts. In 2004, the Company adopted the use of a financial scoreboard and began departmental tracking of operating profit as a key organizational metric. A company-wide profit sharing plan also has been developed for fiscal 2005 so that all employees may share in the success of the Company.

Corporate Governance. In fiscal 2004 Green Mountain Coffee introduced a Code of Ethics, a Purpose Statement, and a set of operating Principles. These were created, with input and collaboration from cross-functional teams. The Purpose Statement, set of Principles, and Code of Ethics were written to facilitate the continued growth of the organization and maintain a positive culture. This was reaffirmed when the Society for Human Resource Management and the Great Place to Work® Institute, Inc., named the Company # 9 on the 2004 Best Medium Companies to Work for in America list.

Compliance with federal, state and local environmental laws and regulations does not materially impact capital expenditures, earnings or the competitive position of the Company.

Socially Responsible Business Practices. The Company intends to release its first Corporate Social Responsibility Report during fiscal year 2005. This document will specifically address the Company's activities in fiscal year 2004 in more detail, and broadly address the Company's commitment to socially responsible business practices, including engagement with and support of local and coffee-growing communities, sustainable coffee strategy and philosophy, employee empowerment, and environmental stewardship.

In fiscal year 2004 the Company announced the hiring of two new employees and the re-allocation of a third into new positions designed to enhance and improve the management, effectiveness, and communication of its Socially Responsible business practices and programs. Michael Dupee joined Green Mountain Coffee as Vice President, Corporate Social Responsibility, with responsibility for leading the Company's Corporate Social Responsibility programs and assisting in efforts to increase the understanding and recognition of these programs. Liam Brody joined the Company as Director of Sustainable Coffee. In this new role, Brody will focus his efforts on increasing Green Mountain Coffee's purchases and sales of sustainable coffees, including those that are Fair Trade CertifiedTM. Paul Comey has accepted the position of Vice President, Environmental Affairs. In this newly created role he will focus on refining and supporting Green Mountain Coffee's environmental mission and strategy development. Prior to this position, Mr. Comey served the Company as Vice President of Facilities and Process Engineering.

The Company allocates at least 5% of its pretax income towards social and environmental projects designed to generate meaningful, measurable, and sustainable long-term benefit to the Company and its stakeholders (the Company's "SR Spend"). These projects typically involve direct or indirect financial support, donations of products or equipment, and paid employee time.

In fiscal year 2004, the SR Spend was allocated as follows:
Category	Amount
Coffee Source Communities - Financial Support	$267,000
Local Communities - Financial Support	$248,000
Product Donations	$198,000
Equipment Donations	$ 3,000
Paid Employee Volunteer Time	$ 36,000
Total	$752,000

Highlights from fiscal 2004 SR Spend include:

  Contributions to Heifer International (www.heifer.org) totaling $107,000, which both supported Heifer's community outreach and underwrote the development of a middle school curriculum focused on sustainability;
  Contributions to the Coffee Kids organization (www.coffeekids.org) totaling over $86,000 to support micro-credit, education, and other initiatives to support coffee-growing communities;
  The Company partnered with Vermont-based Native Energy, LLC and allocated $60,000 to purchase offsets based on an estimate of the Company's direct greenhouse gas emissions;
  A contribution of $25,000 to sponsor Let's Talk Coffee / Hablémos de Café, along with Sustainable Harvest, a Portland, OR, firm which imports sustainable specialty coffees to the US and Canada. Let's Talk Coffee / Hablémos de Café is an annual gathering of coffee suppliers and roasters, at which they can learn about new industry trends and work together to establish consistent expectations of coffee quality;
  A contribution of $25,000 to EcoLogic Finance (www.ecologic.org) in support of a pilot program for financial management training of coffee growers throughout Latin America;
  Contributions totaling $20,000 to support Grounds For Health (www.groundsforhealth.org) in its mission to create sustainable and effective cancer screening programs with a primary focus on the early detection of cervical cancer, a leading cause of death among women in coffee growing regions;
  Company-supported employee volunteerism resulted in 156 employees (27% of the entire workforce) volunteering 1,513 hours of community service, or approximately 2.6 hours per Company employee.

Growth Strategy

In recent years, the primary growth in the coffee industry has come from the specialty coffee category, driven by the wider availability of high quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge of, and appreciation for, coffee quality. Green Mountain Coffee has been benefiting from the overall market trend plus some carefully developed and distinctive advantages over its competitors.

Green Mountain Coffee is focused on building its brand and profitably growing its business. Management believes it can continue to grow sales over the next few years at a rate similar to its historical five-year average growth rate (in the range of 15 to 20 percent), by increasing market share in existing markets, expanding into new geographic markets, and selectively pursuing other opportunities, including opportunistic acquisitions. This statement is forward-looking and subject to the risks and uncertainties outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading, "Forward-looking information."

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

The Company believes that consumer trial of its products in convenience stores, office coffee services (OCS) and food service establishments is a significant advantage and a key component of its growth strategy. As brand awareness increases through trial by consumers of the Company's coffee "by the cup," demand for the Company's coffee for home consumption also increases. As brand equity is built in "by the cup" venues, expansion typically continues through customers such as supermarkets and specialty food stores who, in turn, sell the Company's "by the pound" coffee to consumers. This expansion process capitalizes upon this "by the cup" / "by the pound" interrelationship. This strategy is designed to further increase Green Mountain Coffee's market share in geographic areas in which it already operates in order to increase sales density and drive operational and brand-equity efficiencies. In addition to its efforts to boost sales in its core geographic markets in the Eastern United States, the Company also seeks to introduce Green Mountain coffee in additional markets within the United States, leveraging distribution through either a select few or multiple classes of trade simultaneously, depending upon the market.

In the consumer direct channel, the Company focuses solicitations on catalog customers who buy regularly from the Company, including members of the Company's "Café Express," a continuity program with customized standing orders for automatic re-shipment. A large portion of the Company's efforts in the consumer direct channel have been directed towards increasing traffic on its website (www.GreenMountainCoffee.com) and marketing of the Keurig® Single-Cup brewers. These, along with the catalog, are intended to build brand awareness nationwide and boost direct sales to consumers in the Company's less mature geographic markets.

Recent Developments

New Products. In October 2002, Green Mountain Coffee signed a licensing agreement with Newman's Own Organics, Inc. Under the agreement, Green Mountain Coffee launched a line of six co-branded Newman's Own® Organics coffees under the Newman's Own® Organics and Green Mountain Coffee Roasters® brand names. These products were launched successfully in 2003 with several large supermarket customers and expanded further in 2004. In the past year, the Newman's Own® Organics product line, as well as Green Mountain Coffee's organic and Fair Trade product line, have enabled the Company to grow at a faster rate outside its core geographic market through the acquisition of new supermarket accounts.

In January 2003, Green Mountain Coffee entered into a licensing agreement with the Hain Celestial Group, Inc., to produce and distribute a line of six teas in K-Cups® under the Celestial Seasonings® brand. These products are currently being sold to office coffee distributors as well as through the Company's consumer direct channel.

During the first quarter of fiscal 2005, Green Mountain Coffee expanded its single cup offerings to include single-serve coffee pods. Initially, these pods are targeted to the office environment. An exploratory assessment of the attractiveness of pods in the at-home market is currently underway.

Customers. The Company continued to experience solid growth in its wholesale business in fiscal 2004. During the year, it acquired and/or deepened relationships with several large customers.

In the convenience store channel, the Company's pounds shipped increased by over 5%. The majority of the growth in this channel was driven by improved business with current customers. The Company's relationship with Exxon Mobil Corporation ("ExxonMobil") continues to be a strong driver for growth in this convenience store channel.

The supermarket channel experienced over 17% growth in coffee pounds shipped over the prior year. This growth was driven largely by new distribution as well as increased sales with existing customers. Key additional customers in 2004 included Publix and Albertson's.

Coffee pounds shipped in the OCS channel grew by 21% over the prior year. Two key factors contributed to sales growth in this channel. First, the successful launch of the B-100 Keurig brewer to small offices helped to significantly grow penetration of K-Cups. Second, the Company benefited from a full year of Celestial Seasonings® Teas sales.

Coffee pounds shipped in various foodservice venues grew at an aggregate rate of 10% in fiscal 2004 compared to the prior fiscal year. The most significant source of growth was driven by the Company's expanded relationship with Sodexho (a provider of food service products and services to business and industry, universities and health care facilities) venues to include new distribution of Green Mountain Coffee's Fair Trade and organic coffees at dozens of colleges, hospitals and business locations in 2004. The Company also signed agreements with Bruegger's and Ben & Jerry's Homemade, Inc. in 2004. These national foodservice customers offer great potential to build brand trial and awareness nationally.

Coffee pounds shipped (in thousands) in fiscal 2004 and fiscal 2003, broken down by sales channel, are as follows:
Channel	52 weeks ended 9/25/04	52 weeks ended 9/27/03	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
Supermarkets	5,706	4,864	842	17.3%
Convenience Stores	4,848	4,590	258	5.6%
Office Coffee Service Distributors	4,130	3,397	733	21.6%
Food Service	2,504	2,268	236	10.4%
Consumer Direct	546	450	96	21.3%
Totals	17,734	15,569	2,165	13.9%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Coffee pounds by geographic region (in thousands) are as follows:

Region	52 weeks ended 9/25/04	52 weeks ended 9/27/03	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
New England	7,678	7,291	387	5.3%
Mid-Atlantic	5,396	4,702	694	14.8%
South	2,783	2,045	738	36.1%
Midwest	793	616	177	28.7%
West	938	809	129	16.0%
International	146	106	40	37.7%
Totals	17,734	15,569	2,165	13.9%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Wholesale Operations

During fiscal 2004, 2003, and 2002, approximately 93%, 94%, and 95%, respectively, of Green Mountain Coffee's sales were derived from its wholesale operations which services accounts located primarily in the Eastern United States. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business. Unlike most of its competitors, Green Mountain Coffee's wholesale operation services a large variety of establishments, from individual upscale restaurants to major supermarket chains. This strategy enables a deeper penetration in a given geographic market, exposing consumers to the brand throughout the day in a variety of locations. The diversity of end users limits the risks of the Company's dependence on any single class of trade.

Wholesale operations are coordinated from the Company's headquarters in Waterbury, Vermont, and supplemented by regional distribution centers in geographic locations where the density of customer accounts so warrants. Regional distribution centers are located in Biddeford, Maine; Latham, New York; Woburn, Massachusetts; and Southington, Connecticut. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. The Company uses third party carriers including Federal Express, for shipping to customers not supported by a regional distribution center.

The wholesale operation primarily uses in-house sales people. However, in certain sales channels, such as Supermarkets, the Company selectively utilizes the services of independent brokers, who manage the relationship for the Company with some customers. The Company believes that the use of such brokers provides access to certain wholesale customers whose size or buying process makes it economically inefficient for the Company to service directly at the present time.

The Company generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are usually installed on the customer's premises by Company personnel or contracted service personnel. A customer also is assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for directly delivered supermarket customers, Green Mountain Coffee employs a team of merchandisers who ensures that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales. The Company believes most competitors of Green Mountain Coffee in the wholesale segment do not provide such high levels of sales and equipment service support.

Consumer Direct Operations

Consumer direct provides the Company the opportunity to position the brand as a lifestyle brand, inform consumers, build one-on-one relationships, and illuminate the Company's point of difference. The Company publishes catalogs and maintains a website to market over 100 coffees, and coffee-related equipment and accessories, as well as gift assortments and gourmet food items covering a wide range of price points. Green Mountain Coffee's Customer Care Representatives provide coffee consultations and education on the various attributes of the Company's coffee selections as they process a consumer's order.

In the consumer direct channel, coffee pounds shipped grew by 21% in fiscal 2004 over the prior year. This growth resulted from K-Cups® sold for the Company's single cup at-home brewers as well as improved targeting techniques used to generate orders from the Company's catalog and e-commerce website. Consumer direct sales accounted for approximately 7%, 6%, and 5% of total sales in fiscal 2004, 2003, and 2002, respectively.

Keurig Equity Investment

In fiscal 2002, Green Mountain Coffee acquired a 42% ownership interest in Keurig, Incorporated ("Keurig") by acquiring shares from early investors in Keurig for a price of approximately $15 million. Keurig manufactures brewing equipment that allows users to brew high-quality specialty coffee one cup at a time. Green Mountain Coffee has been involved with Keurig since 1994 supporting the development of a single-cup brewing system and as an early investor. Green Mountain Coffee was also the first licensed roaster/ distributor partner with Keurig. Keurig seeks to license office coffee service ("OCS") distributors to sell and distribute K-Cups® and brewers to offices both nationally and internationally. Green Mountain Coffee is one of four coffee roasters that manufacture and distribute the K-Cups used to brew coffee by the cup in the Keurig system throughout North America, and continues to sell more K-Cups than all other domestic licensed coffee roasters combined. Through this investment, Green Mountain Coffee has established a stronger relationship with Keurig and its management team.

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

Competition

The specialty coffee market is highly competitive, and Green Mountain Coffee competes against all sellers of specialty coffee. In the OCS, convenience store and food service arenas, Sara Lee, Kraft, Procter & Gamble and New England Coffee are competitors. In addition, specialty coffee competitors include retailers such as Starbucks, and Dunkin' Donuts (a subsidiary of Allied Domecq). Green Mountain Coffee was the first roaster to sell its coffee in Keurig's innovative single-cup brewing system, used primarily in the office coffee service market, and the Company has established a dominant position in the sale of single-cup Keurig portions. The Company does, however, now compete for Keurig sales with three other North American roasters: Diedrich Coffee, Timothy's and Van Houtte, a vertically integrated roaster and office coffee service distributor operating in Canada and the United States.

FLAVIA® Beverage Systems, an affiliate company of Masterfoods USA (part of Mars, Incorporated), is the manufacturer of a single-cup machine that also competes in the OCS market.

In the summer of 2004, Procter & Gamble, Sara Lee, Kraft and Nestlé each introduced single-cup coffee pod brewers. These machines are positioned for use in the home market and are currently being offered by supermarkets and mass-merchandiser retailers.

In the supermarket channel, Starbucks, a leading independent specialty coffee retailer, has a significant presence nationwide. Starbucks has a distribution agreement with Kraft Foods to place Starbucks and Seattle's Best coffees in supermarkets along with Kraft's Maxwell House® coffee. Additionally, the Company also competes with "commercial" coffee roasters, to the extent that it is also trying to "upsell" consumers to the specialty coffee segment. A number of large consumer goods multinationals have divisions or subsidiaries selling specialty coffees, a significant portion of them having been developed through the acquisition of independent brands. For example, Procter & Gamble distributes the premium coffee products Millstone® and Brothers in many supermarkets nationwide, which compete with Green Mountain's coffee.

In the consumer direct channel, the Company competes with established roasters such as Gevalia®, a division of Kraft Foods, as well as with other direct mail companies.

The Company expects intense competition, both within its primary geographic territory, the Eastern United States, and in other regions of the United States, as it expands from its current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets.

Green Mountain Coffee competes primarily by providing high quality coffee, easy access to its products and superior customer service. The Company believes that its ability to provide a convenient network of outlets from which to purchase coffee is an important factor in its ability to compete. Through its multi-channel distribution network of wholesale and consumer direct operations and its "by the cup" / "by the pound" strategy, the Company believes it differentiates itself from many of its larger competitors, who specialize in one primary channel of distribution. The Company also believes that one of the distinctive features of its business is that it is one of the few coffee companies that roasts its coffees individually prior to blending, varying both the degree and timing of the roast to maximize a coffee's particular taste characteristics. The Company also seeks to differentiate itself by being socially and environmentally responsible. Finally, the Company believes that being an independent roaster allows it to be better focused and in tune with its wholesale customers' needs than its larger, multi-product competitors. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.

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

For coffees that Green Mountain Coffee continues to purchase with differentials against the commodity market, the Company generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. Green Mountain Coffee believes this approach is the best way to provide its customers with a fair price for its coffee. Approximately 50% of the Company's estimated coffee requirements through September 24, 2005, the end of its 2005 fiscal year, had been contracted for as of September 25, 2004. Of these fiscal 2005 coffee purchase commitments, approximately 74% had a fixed price. In addition, the Company does from time to time purchase coffee futures contracts and coffee options to provide additional protection when it is not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

The Company generally tries to pass on coffee price increases and decreases to its customers. Since coffee has come down from its 1997 highs, the Company has decreased its prices several times. In general, there can be no assurance that the Company will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Similarly, rapid, sharp decreases in the cost of green coffee could also force the Company to lower sales prices before realizing cost reductions in its green coffee inventory and purchase commitments. Green Mountain Coffee roasts over 40 different types of green coffee beans to produce its more than 100 coffee selections. If one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain Coffee could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on the Company.

In fiscal 2002, Green Mountain Coffee purchased approximately 31% of its coffee from specifically identified farms, estates, cooperatives and cooperative groups. In fiscal 2003, that number grew to 42%, and to approximately 49% in fiscal 2004. The Company believes its "farm identified" strategy will continue to result in improved product quality, product differentiation, long-term supply and pricing stability. In addition, the Company believes that its efforts will have a positive impact on the living and working environment of farm workers and their families.

Intellectual Property

The Company is the owner of certain United States trademark and service mark registrations, including Green Mountain Coffee®, Green Mountain Filters®, Green Mountain Coffee Roasters®, Green Mountain Coffee Roasters and design®, Nantucket Blend®, Rain Forest Nut®, Stewardship®, Vermont Country Blend®, Café Vermont®, You're Following the Leader®, Tapestry Blend Dark®, Appropriate Roast®, Autumn Harvest Blend®, Fresh From the Roaster®, Lake & Lodge®, La Esperanza®, Monté Verdé®, It's a Jungle Out There - Let's Keep it That Way®, Café Verdé®, Dark Magic® and Organic Black Parrot Blend®. The Company anticipates maintaining the United States registrations above with the United States Patent and Trademark Office. The Company is also the owner of other trademarks and service marks, including Mocha Almond ChillerTM, The Taste of a Better WorldTM, Great Coffee Made EasyTM, Sip and Relax, You're on Green Mountain TimeTM, PartnerFarmTM, A Perfect Cup of Coffee. Every Single TimeTM, Great Coffee Makes a World of DifferenceTM, Great Tasting Coffee. Crafted with CareTM, Better World Hot CocoaTM and The Ultimate Office CoffeeTM.

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

Employees

As of September 25, 2004, the Company had 541 full-time employees and 67 part-time employees. The Company supplements its workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season. The Company believes that it maintains excellent relations with its employees.

Available information

The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at www.sec.gov.

The Company maintains its website at www.GreenMountainCoffee.com. The Company's filings with the SEC, including without limitation, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available through a link maintained on the Company's website under the heading "Investor Services -- SEC Filings & Reports." Information contained on the Company's website is not incorporated by reference into this report.

Item 2. Properties

The Company leases one principal manufacturing and warehousing facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 108,000 square feet of usable space which includes a 29,000 square foot mezzanine area. The lease on this building expires in 2014.

In fiscal 2004, the Company built a new 52,000 square foot warehousing and distribution facility adjacent to its manufacturing plant in Waterbury, Vermont. The Company anticipates leasing the underlying land from Pilgrim Partnership, LLC. This new warehousing and distribution building has been in use since September 2004.

The Company's other facilities, all of which are leased, are as follows:
Type	Location	Approximate Square Feet	Expiration of Lease
Warehouse/ Distribution/ Service Space	Woburn, MA Southington, CT Demeritt Place, Waterbury, VT Waterbury, VT Waterbury, VT (Factory Outlet) Biddeford, ME Latham, NY Lakeland, FL *	10,580 11,200 12,000 3,000 1,100 10,000 7,500 7,200	2006 2006 2006 2005 month-to-month 2011 2007 2006
Administrative Offices	Coffee Lane, Waterbury, VT Demeritt Place, Waterbury, VT Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT Pilgrim Park II, Waterbury, VT	4,000 10,000 8,680 2,200 13,900	month-to-month 2006 2005 2006 month-to-month

* Use of the Lakeland, Florida, warehouse was discontinued in October 2004. The Company is planning to sub-lease this space.

The Company believes that its facilities are generally adequate for its current needs and that suitable additional production and administrative space will be available as needed for the remainder of fiscal 2005.

Item 3. Legal Proceedings

The Company is not currently party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended September 25, 2004.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of the Company is set forth below:
Name	Age	Position	Officer since
Kathryn S. Brooks	49	Vice President and Director	2001
Paul Comey	54	Vice President	1993
Michael Dupee	36	Vice President	2004
Richard Scott McCreary	45	Chief Operating Officer	2004
Daniel R. Martin	39	Vice President	2002
James K. Prevo	51	Chief Information Officer	1997
Frances G. Rathke	44	Vice President, Chief Financial Officer, Secretary and Treasurer	2003
Stephen J. Sabol	43	Vice President	1993
Robert P. Stiller	61	Chairman of the Board, President and Chief Executive Officer	1993
Jonathan C. Wettstein	56	Vice President	1993

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

Paul Comey has served as Vice President of Environmental Affairs since June 2004. Between May 1993 and June 2004, Mr. Comey was Vice President of Facilities and Process Engineering of Green Mountain. From March 1986 to May 1993, Mr. Comey was the owner and principal consultant of Baseline Solutions, a company engaged in providing consulting services to the coffee industry, including the Company.

Michael Dupee was hired as Vice President of Corporate Social Responsibility in June 2004. Between July 2000 and May 2004, Mr. Dupee was Vice President at Goldman Sachs & Co. Prior to that, Mr. Dupee was a graduate student at the Georgetown University Law Center and McDonough School of Business.

Richard Scott McCreary was hired as Chief Operating Officer of Green Mountain Coffee on September 25, 2004. Prior to this and since 1993, Mr. McCreary was employed by Unilever North America and its subsidiaries. Most recently, Mr. McCreary served as the Senior Director of Operations at Unilever's subsidiary, Ben & Jerry's Homemade, Inc. Prior to joining Unilever, McCreary's previous experience included positions with Kraft General Foods, M&M Mars and Pillsbury in operations, new product development, and research and development.

Daniel R. Martin has served as Vice President of Sales and Marketing of Green Mountain Coffee since December, 2002. From September 2002 to December 2002, Mr. Martin was Vice President, Marketing Services at the Great Atlantic & Pacific Tea Company (A&P). Prior to this position, Mr. Martin was the General Manager for A&P's Eight O'Clock Coffee Company division from February 2001 until August 2002. Prior to his years at A&P, Mr. Martin worked at Kraft Foods from July 1988 to February 2001, where he held roles of increasing responsibility in sales and brand management, including positions in the Maxwell House and Gevalia coffee divisions.

James K. Prevo has served as Chief Information Officer of Green Mountain Coffee since March 1993. Mr. Prevo worked for Digital Equipment Corporation from November 1979 through March 1993. There he held positions as a Software Engineer, Project Manager (New Product Introduction), Program Manager (Computer Products Manufacturing and VAXcluster Systems Engineering) and Business Manager (Systems Integration Services). On May 1, 2000, ComputerWorld magazine recognized Mr. Prevo as one of the "Premier 100 IT Leaders for the Year 2000."

Frances G. Rathke has served as Chief Financial Officer of Green Mountain Coffee since October 2003, and as Interim Chief Financial Officer of the Company since April 2003. Prior to that, Ms. Rathke worked as a financial consultant with various food manufacturers and food retailers from July 2001 to April 2003. One of these consulting assignments included the position of Interim Chief Financial Officer for Wild Oats Markets, Inc., a supermarket chain, from July 2001 to December 2001. Prior to this, Ms. Rathke served as Chief Financial Officer for Ben & Jerry's Homemade, Inc., an ice cream manufacturer, from April 1989 to August 2000. From September 1982 to March 1989, Ms. Rathke practiced public accounting and auditing with Coopers & Lybrand LLC, and is a certified public accountant.

Stephen J. Sabol has served as Vice President of Development of Green Mountain Coffee since October 2001. Mr. Sabol was Vice President of Sales of the Company from September 1996 to September 2001. Prior to that, Mr. Sabol served as Vice President of Branded Sales of the Company from August 1992 to September 1996. From September 1986 to August 1992, Mr. Sabol was the General Manager of Green Mountain Coffee responsible for overall performance of the wholesale division in Maine and New Hampshire.

Robert P. Stiller, founder of Green Mountain Coffee, has served as its President and Chief Executive Officer since its inception in July 1981. In September 1971, Mr. Stiller co-founded Robert Burton Associates, a company engaged in the development and sale of E-Z Wider products and served as its President and director until June 1980, when Robert Burton Associates was sold.

Jonathan C. Wettstein has served as Vice President of Operations of Green Mountain Coffee since April 1993. From June 1974 to April 1993, Mr. Wettstein was employed by Digital Equipment Corporation in a variety of positions including Plant Manager, Marketing Manager, Business and Materials Manager and Product Line Controller.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a) Price Range of Securities

The Company's common stock trades on the NASDAQ National Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ for the periods indicated.

		High	Low
Fiscal 2003	16 weeks ended January 18, 2003 12 weeks ended April 12, 2003 12 weeks ended July 5, 2003 12 weeks ended September 27, 2003	$ 16.00 $ 18.38 $ 21.49 $ 22.09	$ 12.03 $ 13.99 $ 16.35 $ 18.06
Fiscal 2004	16 weeks ended January 17, 2004 12 weeks ended April 10, 2004 12 weeks ended July 3, 2004 12 weeks ended September 25, 2004	$ 24.00 $ 23.95 $ 21.56 $ 20.70	$ 19.80 $ 19.90 $ 18.20 $ 18.17
Fiscal 2005	September 26, 2004 to November 30, 2004	$ 26.00	$ 20.48

(b) Number of Equity Security Holders

As of November 30, 2004, the number of record holders of the Company's common stock was 706.

(c) Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

On October 22, 2002, Green Mountain Coffee's Board of Directors approved a stock repurchase program authorizing the repurchase, up to an aggregate of $3,000,000, of the Company's common stock. The repurchases are made from time to time on the open market at prevailing prices, in negotiated transactions. The Company repurchased 19,281 shares for an aggregate repurchase price of approximately $286,000 during the first quarter of fiscal 2003.

    Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,128,490	$8.79	518,183
Equity compensation plans not approved by security holders	-	-	-
Total	1,128,490	$8.79	518,183

Item 6. Selected Financial Data

Fiscal Years Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 28, 2002	Sept. 29, 2001	Sept.. 30, 2000(1)
(In thousands, except per share data)
Coffee pounds shipped	17,734	15,570	13,504	12,408	10,871
Net sales	$137,444	$ 116,727	$ 100,000	$ 95,576	$ 84,001
Income before equity in loss of Keurig, Incorporated	8,901	$ 7,393	$ 6,232	$ 5,782	$ 4,153
Income from continuing operations (2)	7,825	$ 6,266	$ 5,970	$ 5,782	$ 4,153
Income per share from continuing operations - diluted (2) (4)	$1.06	$ 0.86	$ 0.82	$ 0.80	$ 0.59
Total assets	$78,332	$ 59,014	$ 54,687	$ 34,496	$ 27,244
Long-term obligations	$14,039	$ 8,908	$ 15,209	$ 6,256	$ 8,783
Stockholders' equity	$44,415	$ 35,148	$27,065	$18,600	$10,017
EBITDA (3)	$19,588	$18,024	$ 14,731	$ 13,833	$ 9,783

1 The fiscal year ended September 30, 2000, was a 53-week year. All other fiscal years represented are 52-week years.

2 Excludes results of the Company's discontinued company-owned retail stores operation, which was closed in fiscal year 1998.

3 Earnings from continuing operations before the impact of net earnings of Keurig, Incorporated, interest, taxes, depreciation and amortization.

4 Per share data was recast for the year ended September 30, 2000 to reflect the 2-for-1 stock split effective January 11, 2001.

There were no cash dividends paid during the past five fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking information

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," "forecasts," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, pricing pressures and competition in general, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, Green Mountain Coffee's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission.

In addition, the Company has an equity investment in Keurig, Incorporated, a small private company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements, which could affect the Company's financial results. Keurig is currently operating at a loss. Such operating losses and the related tax benefits may affect the valuation of the Company's equity investment in Keurig. Further, there is uncertainty around Keurig's marketing expenditures supporting the Keurig Single-Cup Brewer for the home and Keurig results could vary materially depending on Keurig, Incorporated's success in the home brewer market. Forward-looking statements reflect management's analysis as of the date of this report. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly earnings releases and related disclosures.

Overview

Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain Coffee" or "Green Mountain") is a leader in the specialty coffee industry. The Company roasts high-quality arabica coffees and offers over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified™, proprietary blends, and flavored coffees that it sells under the Green Mountain Coffee Roasters® and Newman's Own® Organics brands. Green Mountain Coffee sells coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials; a portion of the Company's rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales for Green Mountain Coffee's wholesale or consumer direct channels, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized.

The Company's fiscal year ends on the last Saturday in September. The Company's fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 2004, fiscal 2003, and fiscal 2002 represent the 52 week-periods ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively.

The Company is a Delaware company formed in July 1993.

Results from Operations

The following discussion on results of operations should be read in conjunction with "Item 6. Selected Financial Data," the financial statements and accompanying notes and the other financial data included elsewhere in this report.

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

Fiscal years ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 28, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	60.7%	58.0%	57.1%
Gross profit	39.3%	42.0%	42.9%

Selling and operating expenses	21.6%	23.7%	24.7%
General and administrative expenses	6.9%	7.0%	7.5%
Operating income	10.8%	11.3%	10.7%

Other income	0.0%	0.0%	0.0%
Interest expense	(0.2)%	(0.5)%	(0.3)%
Income before income taxes	10.6%	10.8%	10.4%

Income tax expense	(4.1)%	(4.5)%	(4.1)%
Income before equity in losses of Keurig, Incorporated, net of tax benefit	6.5%	6.3%	6.3%

Equity in losses of Keurig, Incorporated, net of tax benefit	(0.8)%	(0.9)%	(0.3)%

Net income	5.7%	5.4%	6.0%
	===	===	===

Fiscal 2004 versus Fiscal 2003

Net sales increased by $20,717,000 or 17.7%, to $137,444,000 in fiscal 2004 as compared to fiscal 2003. Coffee pounds shipped increased by approximately 2,165,000 pounds, or 13.9%, to approximately 17,734,000 pounds in fiscal 2004. The difference in growth rates between sales and pounds primarily reflects the increase in coffee K-Cups® as a percentage of sales, which sell at a higher price per pound than the Company's other products, as well as the growth of the Company's Celestial Seasonings® Teas in K-Cups which do not enter the coffee pounds shipped data. The Company's sales growth was driven by sales of K-Cups to the office coffee channel and the consumer direct channel, as well as strong coffee sales to the supermarkets channel. The pounds increase was strongest in the supermarkets channel, up 842,000 pounds or 17.3% due primarily to the addition of new customers, including Publix Supermarkets, Stop & Shop, and the continued growth of sales to Costco. A key growth driver in the supermarkets channel is the increase in sales of the Company's Fair Trade and Organic product line including its co-branded Newman's Own® Organics products. The pound sales in the office coffee service ("OCS") channel increased 733,000 pounds, or 21.6%, due to strong K-Cup sales driven by increased penetration of the Keurig B-100 Single-Cup brewers in small offices. The convenience store channel grew 258,000 pounds, or 5.6%, largely due to the sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil.

Gross profit increased by $5,073,000, or 10.4%, to $54,084,000 in fiscal 2004. As a percentage of net sales, gross profit decreased 2.7 percentage points to 39.3% in fiscal 2004. The principal reasons for this decrease were changes to the sales mix, mostly related to the higher percentage of sales of K-Cups which have a lower gross margin, as well as higher delivery expenses and higher green coffee costs.

Selling and operating expenses increased by $2,089,000, or 7.6%, to $29,738,000 in fiscal 2004, primarily due to compensation and benefits increases totaling $1,777,000. General and administrative expenses increased by $1,252,000, or 15.2%, to $9,493,000 in fiscal 2004, primarily due to increases in compensation and employee benefits expenses of $890,000. Total selling, general and administrative expenses decreased to 28.5% of net sales from 30.7% of net sales in fiscal 2003. This improvement was primarily the result of leveraging selling and organizational resources on a higher sales base.

Interest expense decreased by $257,000 to $282,000 in fiscal 2004. This decrease is mainly due to the capitalization of interest expense associated with the construction of the Company's new distribution center. The average effective interest rate was approximately 4% in fiscal 2004. In fiscal 2004 and fiscal 2003, Green Mountain Coffee capitalized $282,000 and $127,000 of interest expense, respectively.

Income tax expense increased $486,000, or 9.3%, to $5,731,000 in fiscal 2004. The effective tax rate in 2004 was 39.2%, down from 41.5% in 2003. The decrease is due mainly to the favorable impact of the state tax incentives of $397,000, after federal effect, awarded under the Vermont Economic Advancement Tax Incentive Program. The total incentives awarded are $2,090,500 over the associated 5-year period. The ultimate amount of this credit is dependent on actual capital expenditures and employees added to the payroll over the 5-year period of the authorization. Green Mountain Coffee reduced the valuation allowance on its Vermont Manufacturer's tax credit by $59,000 and $145,000 in fiscal 2004 and fiscal 2003, respectively. This credit expired at the end of fiscal year 2004.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third quarter of fiscal 2002 as its common stock ownership percentage grew from under 10% to 49.93% during that quarter. The Company's percentage ownership of the total common stock equivalent outstanding shares of Keurig was 41.8% and 41.9% at September 25, 2004 and September 27, 2003, respectively. Keurig is effectively controlled by MD Co. (controlled by MDT Advisers, an institutional investment company) which owns approximately 23% of Keurig's capital stock. As a result of contractual limitations and restrictions agreed to by the Company and certain other stockholders, MD Co. has the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

The equity in the net earnings/loss of Keurig in fiscal 2004 was a loss of $1,076,000 or $0.15 per diluted share. The Keurig loss is primarily due to marketing expenditures by Keurig related to the launch of the Keurig® Single-Cup Brewer for the home. The Company recognizes its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at September 25, 2004 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm.

Net income increased by $1,559,000, or 24.9%, to $7,825,000 in fiscal 2004. Earnings per diluted share increased $0.20 to $1.06.

Fiscal 2003 versus Fiscal 2002

Net sales increased by $16,727,000, or 16.7%, to $116,727,000 in fiscal 2003 as compared to fiscal 2002. Coffee pounds shipped increased by approximately 2,066,000 pounds, or 15.3%, to approximately 15,569,000 pounds in fiscal 2003. The pounds increase was strongest in the supermarket channel, up 930,000 pounds, or 24.6%, and the other food service channel, up 171,000 pounds, or 17.4%, due to the addition of new customers. The convenience store channel grew 559,000 pounds or 14.1%, largely due to the strong seasonal sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil, in the first and last quarters of 2003. The office coffee service channel ("OCS") regained momentum in fiscal 2003 and grew 394,000 pounds or 13.4%.

Gross profit increased by $6,145,000, or 14.3%, to $49,011,000 in fiscal 2003. As a percentage of net sales, gross profit decreased 0.9 percentage points to 42.0% in fiscal 2003. The principal reasons for this decrease were higher green coffee costs and higher third-party carrier distribution costs.

Selling and operating expenses increased by $2,953,000, or 12.0%, to $27,649,000 in fiscal 2003, primarily due to compensation and benefits increases totaling $1,894,000. General and administrative expenses increased by $751,000, or 10%, to $8,241,000 in fiscal 2003. Expenses related to management changes in the first half of fiscal 2003 (including severance costs) accounted for $581,000 of the increase in operating expenses.

Interest expense increased by $259,000 to $539,000 in fiscal 2003. This increase is due to higher debt balances associated with the Keurig investment which took place in fiscal 2002. The average effective interest rate was 3.6% in fiscal 2003. In fiscal 2003 and fiscal 2002, Green Mountain Coffee capitalized $127,000 and $135,000 of interest expense, respectively.

Income tax expense increased $1,107,000, or 26.7%, to $5,245,000 in fiscal 2003. The effective tax rate in 2003 was 41.5%, up from 39.9% in 2002. Green Mountain Coffee reduced its valuation allowance on the Vermont Manufacturer's tax credit by $145,000 and $170,000 in fiscal 2003 and fiscal 2002, respectively.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third quarter of fiscal 2002 as its common stock ownership percentage grew from under 10% to 49.93% during that quarter. The Company's percentage ownership of the total common stock equivalent outstanding shares of Keurig was 41.8% and 41.9% at September 27, 2003, and September 28, 2002, respectively. Keurig is effectively controlled by MD Co. (controlled by MDT Advisers, an institutional investment company) which owns approximately 23% of Keurig's capital stock. As a result of contractual limitations and restrictions agreed to by the Company and certain other stockholders, MD Co. has the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

The equity in the net earnings/loss of Keurig in fiscal 2003 was a loss of $1,127,000 or $0.16 per diluted share. The Keurig loss was primarily due to marketing expenditures by Keurig related to the launch of the Keurig® Single-Cup Brewer for the home.

Net income increased by $296,000, or 5.0%, to $6,266,000 in fiscal 2003. Earnings per diluted share increased $0.04 to $0.86.

Liquidity and Capital Resources

Working capital increased $2,585,000 to $11,723,000 at September 25, 2004, from $9,138,000 at September 27, 2003. This increase is primarily due to increased cash, inventory, and accounts receivable, and was partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by operating activities increased by $5,267,000, or 46.5%, to $16,589,000 in fiscal 2004 from fiscal 2003 levels. In fiscal 2004, cash flows from operations were used to partially fund capital expenditures.

In fiscal 2004, Green Mountain Coffee had capital expenditures of $19,262,000, including $6,653,000 for building, leasehold improvements and fixtures; $8,842,000 for production equipment; $1,702,000 for loaner equipment; $1,909,000 for computer equipment and software; and $156,000 for vehicles. The construction of the new distribution center in Waterbury accounted for $9,973,000 of the total 2004 capital expenditures. Other significant production projects, primarily upgrades to the Keurig packaging lines and projects in the roasting area, accounted for $4,286,000 of the 2004 expenditures.

At September 25, 2004, the balance of fixed assets classified as construction in progress, and therefore not being depreciated in the current period, amounted to $6,145,000. The breakdown by major project is as follows: $2,218,000 for Keurig packaging lines upgrades; $1,780,000 for the new distribution center; $1,534,000 for production process improvements; and $613,000 for miscellaneous other projects. The assets included in this amount are expected to be ready for production use before the end of fiscal 2005.

In fiscal 2003, Green Mountain Coffee had capital expenditures of $6,855,000, including $3,880,000 for production equipment; $1,641,000 for loaner equipment; $1,050,000 for computer equipment and software; $124,000 for vehicles; and $160,000 for leasehold improvements and fixtures.

In fiscal 2004, cash flow from financing activities included $930,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, down from $1,291,000 in the 2003 fiscal year. In addition, cash flow from operating activities included a $301,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, down from $591,000 in 2003. As options granted under the Company's stock option plans are exercised, Green Mountain Coffee will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, neither the amounts nor the timing thereof can be predicted.

In the first fiscal quarter of 2003, Green Mountain Coffee repurchased 19,281 of its own common shares at a cost of $286,000. No repurchases took place in fiscal 2004.

On June 30, 2004 the Company modified its existing credit facility with Fleet National Bank ("Fleet"). The second participating lender in this modified facility is Citizens Bank New Hampshire ("Citizens"). The existing term loan was increased from $15 million to $17 million and $8,250,000 was readvanced under such term loan in the third fiscal quarter of 2004. The term loan matures in July 2009. The availability under the Company's revolving line of credit (which expires in March 2006) decreased from $12.5 million to $10 million and the availability under its equipment line of credit remains at $5 million with a term of 5 years per amount drawn. The modified credit facility was used to finance the Company's new distribution center and related equipment, and purchase other needed equipment, as well as for working capital purposes.

At September 25, 2004, the outstanding balances on the term loan and the equipment line of credit were $16,500,000 and $500,000, respectively. No amounts were outstanding under the revolving line of credit.

The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. As of September 25, 2004, the Company was in compliance with all covenants under this agreement.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Effective June 29, 2004, the Company also entered into a $17,000,000 amortizing interest rate swap agreement, in order to fix the interest rate on its term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The notional amount of the swap at September 25, 2004, was $16,500,000.

Management believes that cash flow from operating activities, existing cash and the modified credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next twelve months.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations	Total
2005	$ 3,224,000	$ 35,000	$ 1,520,000	$ 12,060,000	$16,839,000
2006	3,555,000	34,000	1,214,000	$110,000	$4,913,000
2007	3,523,000	34,000	912,000	$110,000	$4,579,000
2008	3,500,000	31,000	775,000	$110,000	$4,416,000
2009	3,350,000	12,000	731,000	$110,000	$4,203,000
Thereafter	-	-	2,734,000	-	$2,734,000
Total	$ 17,152,000	$146,000	$ 7,886,000	$12,500,000	$37,684,000

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

Outlook

Looking forward, in fiscal 2005 the Company anticipates growth in dollar net sales and coffee pounds growth to be in the range of 13% to 18%. The Company anticipates that its gross margin will decline to be in the range of 38% to 39% due mainly to changing sales mix and competitive pricing pressures. Selling, general and administrative expenses will most likely be 27.5% to 28.5% of net sales. Green Mountain Coffee anticipates that its interest expense will be in the range of $800,000 to $900,000 during fiscal 2005, compared to the $282,000 recorded in fiscal 2004. This is due to the recent completion of the new distribution center and cessation of capitalization of the related interest expenses. The Company's tax rate is expected to increase to 41.25% from 39.2% in fiscal 2004 due mainly to lower capital expenditures in 2005 and the associated decrease of the favorable impact of the state tax incentives under the Vermont Economic Advancement Tax Incentive Program.

Keurig results are extremely difficult to forecast, especially in light of the Keurig at-home launch of the new B50 Single-Cup brewer in fiscal year 2005. Given the best information on hand at this time, the total impact of Keurig in fiscal 2005 is expected to be a reduction in diluted earnings per share of $0.03 to $0.10. Results from Keurig could be materially different from this estimate. Based on all of these factors, the Company anticipates its fully diluted earnings per share for fiscal year 2005 will be in the range of $1.21 to $1.28 per share. Keurig is a small private company with the potential for significant quarterly operating income fluctuations. Further, there is a high degree of uncertainty concerning the magnitude of Keurig's spending in connection with the strategic launch of the Keurig® B50 Single-Cup Brewer for the home.

Management currently anticipates making total capital expenditures in the range of $7 to $8 million in fiscal 2005. Management continuously reviews capital expenditure needs and actual amounts expended may differ from these estimates. In fiscal 2005, depreciation expense is estimated to be between $5.5 and $6.0 million. The Company expects its earnings before interest, tax, depreciation and amortization in 2005, excluding the recognition of Keurig's loss, to be approximately $21 to $23 million.

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

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their critical accounting policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of their Form 10-K. The SEC defined a critical accounting policy as one that is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, Green Mountain Coffee has described its critical accounting policies below.

Provision for Doubtful Accounts:
Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. In addition, from time-to-time Green Mountain Coffee estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

Impairment of Long-Lived Assets:
When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, investments in other companies and intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. Judgments Green Mountain Coffee makes related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause Green Mountain Coffee to realize a material impairment charge.

Hedge Accounting:
The Company uses coffee futures to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, the Company would have to record the changes in the fair value of the derivative instruments directly to earnings. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" and Note 10 in the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

Income Tax:
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

Inventories:
Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist primarily of green and roasted coffee, packaging materials and purchased finished goods.

Revenue recognition:
Revenue from wholesale and consumer direct sales is recognized upon product delivery.

Stock based compensation:
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for two grants to outside consultants in fiscal 2003 and a grant issued to an officer below market price in fiscal 2004, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123").

Recent Accounting pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, is applicable for fiscal periods ending after March 31, 2004 for interests held by public entities in variable interest or potential variable interest entities created before February 1, 2003.  The Company has completed its evaluation of the effects of the recent pronouncement, including the Company's investment in Keurig, Incorporated, and has determined that the Company is not the primary beneficiary, as defined in FIN 46, of Keurig. The Company's maximum exposure related to Keurig is the current carrying value of the investment.  See footnote 6 of the financial statements for further description of the Company's investment in Keurig.

Off-Balance Sheet Arrangements

Under SEC regulations, in certain circumstances, the Company is required to make certain disclosures regarding the following off-balance sheet arrangements, if material:

    Any obligation under certain guarantee contracts;
    Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
    Any obligation under certain derivative instruments;
    Any obligation arising out of a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

The Company does not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to the Consolidated Financial Statements. The Company does not have, nor does it engage in, transactions with any special purpose entities. Except as specifically discussed in Notes 8 and 10 to the Consolidated Financial Statements, the Company is not engaged in hedging activities. In the ordinary course of business, the Company enters into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in the Company's financial statements in accordance with generally accepted accounting principles, and are more fully discussed above.

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

Because the Company's business is focused almost entirely on the sale of specialty coffee, if the demand for specialty coffee decreased, the Company's business could suffer.

Sales of specialty coffee constituted nearly 100% of the Company's 2004 net revenue.

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

The success of the Company depends upon its ability to attract and retain highly motivated, well-qualified management and other personnel. The Company faces significant competition in the recruitment of qualified employees. The Company's ability to execute its business strategy may suffer if:

- It is unable to recruit or retain a sufficient number of qualified employees;

- The costs of employee compensation or benefits increase substantially; or

    The costs of outsourcing certain tasks to third party providers increase substantially.

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

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, and this situation is likely to persist. Management believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain Coffee tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In recent years, while the "C" price has been at or near historic lows, differentials have generally been on the rise.

In the past, the Company generally has been able to pass increases in green coffee costs to its customers. However, there can be no assurance that it will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force Green Mountain Coffee to lower sales prices before realizing cost reductions in its green coffee inventory. Because Green Mountain Coffee roasts over 40 different types of green coffee beans to produce its more than 100 coffee selections, if one type of green coffee bean were to become unavailable or prohibitively expensive, management believes Green Mountain Coffee could substitute another type of coffee of equal or better quality, meeting a similar taste profile. However, frequent substitutions could lead to cost increases and fluctuations in gross margins. Furthermore, a worldwide supply shortage of the high-quality arabica coffees the Company purchases could have an adverse impact on Green Mountain Coffee and its profitability.

The Company enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of quality coffees. To further reduce its exposure to rising coffee costs, Green Mountain Coffee enters into futures contracts to hedge price-to-be-established coffee purchase commitments. The specific risks associated with these hedging activities are described in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

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

Green Mountain Coffee purchases an increasing amount of green coffee from specifically identified farms, estates, cooperatives and cooperative groups. In fiscal 2004, 49% of green coffee purchases were "farm-identified," up from 42% in fiscal 2003. The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period the Company needs this green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels.

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

The Company roasts arabica coffee beans from many different regions to produce over 100 types and blends of coffee. The political situation in many of those regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect the Company's ability to purchase coffee from those regions. If arabica coffee beans from a region become unavailable or prohibitively expensive, the Company may be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in its blends. Frequent substitutions and changes in the Company's coffee product lines may lead to cost increases, customer alienation and fluctuations in its gross margins. Furthermore, a worldwide supply shortage of the high quality arabica coffee beans the Company purchases could have a material adverse effect on its business.

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

The specialty coffee market is highly fragmented. The Company's primary competitors in specialty coffee sales include Gevalia Kaffe (Kraft Foods), Dunkin' Donuts (a subsidiary of Allied Domecq), Peet's Coffee & Tea, Millstone (Procter & Gamble), New England Coffee Company and Starbucks. There are numerous smaller, regional brands that also compete in this category. In addition, the Company competes indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble, Sara Lee and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for the Company's coffee. If the Company does not succeed in effectively differentiating itself from its competitors or its competitors adopt the Company's strategies, then its competitive position may be weakened.

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

The Company receives a significant portion of its revenues in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Coffee pounds shipped to the Company's ten largest customers accounted for approximately 37% of its total coffee pounds shipped in fiscal 2004. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect its revenue, business and reputation.

In addition, a significant percentage of the Company's total revenues in fiscal 2004 came from sales of K-Cups®. If the Company was no longer permitted to manufacture K-Cups® or if competitive, business or economic factors had a material negative impact on sales of the Keurig brewing system, the Company's business would be adversely affected.

The Company's substantial equity investment in Keurig, Incorporated, a small, privately-held company, could have a material ongoing negative effect on the Company's net income.

The Company has a substantial equity investment in Keurig, Incorporated, a small private company. Keurig can have significant quarterly operating income/loss fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss and its negative earnings have a direct effect on the Company's net income because the Company's investment in Keurig is accounted for under the equity method of accounting. The Company recognizes its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at September 25, 2004 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm. Further, there is a high degree of uncertainty with respect to Keurig's spending for the launch of the Keurig® B-50 Single-Cup Brewer for the home and results could materially vary depending on Keurig's success in entering the home brewer market and its ability to secure adequate financing to support this launch. Due to contractual agreements between the Company and the other stockholders of Keurig, Incorporated, the Company has very little control over the management, operation or strategic direction of Keurig, Incorporated.

In the fourth quarter of fiscal year 2004 the Company completed the construction of a new 52,000 square foot distribution facility located next to its manufacturing plant in Waterbury, Vermont. Although the facility is operating substantially as expected, the Company is continuing to remediate system and other start-up issues in order to achieve optimal performance.

At the end of fiscal year 2004 the Company had incurred approximately $10.2 million in capital costs related to the new facility. Depending on the extent of required remediation, substantial additional expenditures may be incurred. The Company financed a large portion of the project through fixed rate long-term debt.

With the completion of this facility, the Company has shifted portions of its warehousing and distribution operation to the new facility. Continued start-up issues with integrating the new facility into the Company's current operations could cause the Company to fail to realize the expected returns on this project, disruption in service to customers and focus management's attention away from implementing other aspects of the Company's business strategy.

The Company relies on a single third party supplier for its integrated software management system that is integral to the success and operation of the Company.

  The Company relies on PeopleSoft and its employees and subcontractors in connection with its software management system that is essential to the Company's operations, including without limitation accounting, inventory, and sales. If PeopleSoft was to experience financial, operational, or quality assurance difficulties, or if there were any other disruption in the Company's relationship with PeopleSoft, the Company may decide to purchase and/or implement a new software management system, which could have a material adverse effect on the Company.

Because a substantial portion of the Company's business is based in New England, a worsening of the regional New England economy, a decrease in consumer spending or a change in the competitive conditions in this market may substantially decrease the Company's revenue and may adversely impact the Company's ability to implement its business strategy.

Coffee pounds shipped to customers in New England accounted for 43% of the Company's total pounds shipped in 2004. The Company expects that its New England operations will continue to generate a substantial portion of its revenue. In addition, the Company's market share and visibility in New England provides the Company with a means for increasing brand awareness, building customer loyalty and strengthening its premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in New England may not only lead to a substantial decrease in revenue, but may also adversely impact the Company's ability to market its brand, build customer loyalty, or otherwise implement its business strategy and further diversify the geographical concentration of its operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company's business and the market price of the Company's Common Stock.

     The Company is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of the Company's internal controls over financial reporting and include an assertion in the Company's annual report as to the effectiveness of its controls.  Subsequently, the Company's Registered Public Accounting Firm, PricewaterhouseCoopers LLP, will be required to attest to whether the Company's assessment of the effectiveness of its internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes the Company maintained, in all material respects, effective internal controls over financial reporting as of September 24, 2005.

     The Company expects to comply with the reporting disclosure requirements of Section 404 by its fiscal year ending September 24, 2005, including remediation of any material deficiencies identified in its existing internal controls. However, if the Company is not able to remediate material identified deficiencies in a timely fashion or to otherwise comply with the Section 404 requirements for the year ending September 24, 2005, the Company will not be able to give assurance regarding the effectiveness of its internal controls and the attestation report on the Company's evaluation of its internal controls provided by its Registered Public Accounting Firm may be negatively affected.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices (the "C" price of coffee). To address these risks, the Company enters into hedging transactions as described below. Green Mountain Coffee does not use financial instruments for trading purposes.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the Company's financial position or earnings.

Interest rate risks

The table below provides information about Green Mountain Coffee's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected maturity dates	2005	2006	2007	2008	2009	Total
Long-term debt:
Variable rate (in thousands)	$100	$100	$100	$100	$100	$500
Average interest rate	3.08%	3.08%	3.08%	3.08%	3.08%	3.08%
Fixed rate (in thousands)	$ 3,159	$3,489	$3,457	$3,431	$ 3,262	$ 16,798
Average interest rate	5.06%	5.10%	5.15%	5.18%	5.19%	$ 5.14%

At September 25, 2004, the Company had $500,000 of debt subject to variable interest rates (Fleet Bank's prime rate, or LIBOR rates plus a margin based on a performance price structure). A 100 basis point increase in interest rates would increase annual interest expense by approximately $5,000.

Green Mountain Coffee entered into an amortizing interest rate swap agreement in June 2004, in order to fix the interest rate on its entire term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR. Prior to June 2004, the Company was party to another swap agreement with Fleet to hedge a portion of its term loan. The effect of that swap was to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. That swap agreement was cancelled in June 2004 with the modification of the Fleet credit facility. In fiscal 2004 and fiscal 2003, the Company paid $167,000 and $71,000, respectively, in additional interest expense pursuant to the swap agreements. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated. The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 25, 2004, the Company estimates it would have paid $317,000 (gross of tax) to terminate the agreement. Green Mountain Coffee designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. The Company's gross profit margins can be significantly impacted by changes in the price of green coffee. Green Mountain Coffee enters into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. Green Mountain Coffee generally fixes the price of its coffee contracts two to six months prior to delivery so that it can adjust its sales prices to the market. At September 25, 2004, the Company had approximately $12,244,000 in green coffee purchase commitments, of which approximately 72% had a fixed price.

In addition, the Company regularly uses commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At September 25, 2004, the Company held outstanding futures contracts covering 1,163,000 pounds of coffee with a fair market value of $122,000. The average settlement price used to calculate the fair value of the contracts outstanding was $0.84. If the settlement price drops on average by 10%, the loss incurred will be approximately $98,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2005.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1.

In accordance with rule 3-09, the Company will file audited financial statements of its equity method investee Keurig, Incorporated for the calendar year ending December 31, 2004, which meets the significant subsidiary tests, within 90 days of the equity investee's year-end.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Report, and pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, the Company's Chief Executive Officer and Chief Financial Officer, together with other members of Company management, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information regarding the Company's executive officers, the information called for by this Item is incorporated by reference in this report to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 10, 2005, which will be filed not later than 120 days after the close of the Company's fiscal year ended September 25, 2004 (the "Definitive Proxy Statement").

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

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
4.1

Second Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among the Company, as borrower, Fleet National Bank ("Fleet"), as agent, and Fleet and Citizens Bank New Hampshire ("Citizens"), as lenders (incorporated by reference to Exhibit 4.1 in thee Current Report on Form 8-K dated July 2, 2004).

(a) Revolving Note dated June 30, 2004 by the Company in favor of Fleet (incorporated by reference to Exhibit 4.1(a) in the Current Report on Form 8-K dated July 2, 2004).
(b) Revolving Note dated June 30, 2004 by the Company in favor of Citizens (incorporated by reference to Exhibit 4.1(b) in the Current Report on Form 8-K dated July 2, 2004).
(c) Term Note dated June 30, 2004 by the Company in favor of Fleet (incorporated by reference to Exhibit 4.1(c) in thee Current Report on Form 8-K dated July 2, 2004).
(d) Term Note dated June 30, 2004 by the Company in favor of Citizens (incorporated by reference to Exhibit 4.1(d) in thee Current Report on Form 8-K dated July 2, 2004).
(e) Equipment Note dated June 30, 2004 by the Company in favor of Fleet (incorporated by reference to Exhibit 4.1(e) in thee Current Report on Form 8-K dated July 2, 2004).
(f) Equipment Note dated June 30, 2004 by the Company in favor of Citizens (incorporated by reference to Exhibit 4.1(f) in thee Current Report on Form 8-K dated July 2, 2004).
(g) Swing Line Note dated June 30, 2004 by the Company in favor of Fleet (incorporated by reference to Exhibit 4.1(g) in thee Current Report on Form 8-K dated July 2, 2004).
(h) Amendment to Leasehold Mortgage dated as of June 30, 2004 among the Company, Fleet and Citizens (incorporated by reference to Exhibit 4.1(h) in thee Current Report on Form 8-K dated July 2, 2004).
4.2

Amended and Restated Credit Agreement, dated as of August 30, 2002, by and among the Company, as guarantor, Green Mountain Coffee Roasters, Inc. ("GMCR") and Green Mountain Coffee Roasters Franchising Corporation ("GMCRF"), as borrowers, Fleet National Bank, as agent ("Fleet"), and Fleet National Bank and Banknorth, N.A. ("Banknorth"), as lenders (collectively, the "Lenders") (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K dated August 30, 2002). **

(a) Revolving Note dated August 30, 2002, by GMCR and GMCRF in favor of Fleet (incorporated by reference to Exhibit 4.1(a) in the Current Report on Form 8-K dated August 30, 2002). **
(b) Revolving Note dated August 30, 2002, by GMCR and GMCRF in favor of Banknorth (incorporated by reference to Exhibit 4.1(b) in the Current Report on Form 8-K dated August 30, 2002). **
(c) Term Note dated August 30, 2002, by GMCR and GMCRF in favor of Fleet (incorporated by reference to Exhibit 4.1(c) in the Current Report on Form 8-K dated August 30, 2002). **
(d) Term Note dated August 30, 2002, by GMCR and GMCRF in favor of Banknorth (incorporated by reference to Exhibit 4.1(d) in the Current Report on Form 8-K dated August 30, 2002). **
(e) Equipment Note dated August 30, 2002, by GMCR and GMCRF in favor of Fleet (incorporated by reference to Exhibit 4.1(e) in the Current Report on Form 8-K dated August 30, 2002). **
(f) Equipment Note dated August 30, 2002, by GMCR and GMCRF in favor of Banknorth (incorporated by reference to Exhibit 4.1(f) in the Current Report on Form 8-K dated August 30, 2002). **
(g) Swing Line Note dated August 30, 2002, by GMCR and GMCRF in favor of Fleet (incorporated by reference to Exhibit 4.1(g) in the Current Report on Form 8-K dated August 30, 2002). **
(h)

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

10.1

U.S. Small Business Administration ("SBA") Authorization and Debenture Guaranty relating to $766,000 loan to Green Mountain Coffee, Inc. together with Letters dated July 14, 1993, and July 19, 1993, from SBA to Central Vermont Economic Development Corporation relating thereto (incorporated by reference to Exhibit 10.22 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).

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

10.20

Equipment Purchase Agreement dated as of June 21, 2002, by and between Green Mountain Coffee Roasters, Inc., and Keurig, Incorporated (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 6, 2002).

10.21

Employment Agreement between Green Mountain Coffee, Inc., and Robert D. Britt dated as of November 11, 2002 (incorporated by reference to exhibit 10.24 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2002).*

10.22

Resignation of Kevin G. McBride dated December 11, 2002, and Exhibit A (proposed Release and Severance Agreement) (incorporated by reference to exhibit 10.25 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2002).*

10.23

Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.26 in the Annual Report on Form 10-K for the fiscal year ended September 27 , 2003).*

14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct (incorporated by reference to Exhibit 14 in Annual Report on Form 10-K for the fiscal year ended September 27, 2003).
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers of Attorney.
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan ** Superceded and replaced by the agreements included in Exhibit 4.1 and related to a new credit facility

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREEN MOUNTAIN COFFEE ROASTERS, INC. By: /s/ Frances G. Rathke FRANCES G. RATHKE
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 8, 2004

/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	December 8, 2004

KATHRYN S. BROOKS*	Vice President of Human Resources and Organizational Development and Director	December 8, 2004

BARBARA CARLINI*	Director	December 8, 2004

WILLIAM D. DAVIS*	Director	December 8, 2004

JULES A. DEL VECCHIO*	Director	December 8, 2004

HINDA MILLER*	Director	December 8, 2004

DAVID E. MORAN*	Director	December 8, 2004

*By: _/s/ Robert P. Stiller______ Robert P. Stiller, Attorney-in-fact

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Green Mountain Coffee Roasters, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. at September 25, 2004 and September 27, 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
December 2, 2004

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	September 25, 2004	September 27, 2003

Assets
Current assets:
Cash and cash equivalents	$4,514	$ 502
Receivables, less allowances of $481 and $439 at September 25, 2004, and September 27, 2003, respectively	13,776	12,708
Inventories	9,580	7,465
Other current assets	983	905
Income taxes receivable	-	276
Deferred income taxes, net	616	756
Total current assets	29,469	22,612

Fixed assets, net	36,502	22,313
Investment in Keurig, Incorporated	10,604	12,388
Goodwill and other intangibles	1,446	1,446
Other long-term assets	311	255

	$78,332	$59,014
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,259	$ 3,123
Accounts payable	8,382	6,352
Accrued compensation costs	2,737	2,056
Accrued expenses	3,028	1,823
Other short-term liabilities	317	120
Income tax payable	23	-
Total current liabilities	17,746	13,474

Long-term debt	14,039	8,558
Long-term line of credit	-	350
Deferred income taxes	2,132	1,484

Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,260,261 and 8,156,491 shares at September 25, 2004 and September 27, 2003, respectively	826	816
Additional paid-in capital	22,884	21,669
Retained earnings	28,739	20,914
Accumulated other comprehensive (loss)	(130)	(69)
ESOP unallocated shares, at cost - 21,060 and 31,181 shares at September 25, 2004 and September 27, 2003, respectively	(568)	(846)
Treasury shares, at cost - 1,157,554 shares at September 25, 2004 and September 27,2003	(7,336)	(7,336)
Total stockholders' equity	44,415	35,148

	$78,332	$59,014
	=======	=======

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Net sales	$ 137,444	$ 116,727	$ 100,000

Cost of sales	83,360	67,716	57,134

Gross profit	54,084	49,011	42,866

Selling and operating expenses	29,738	27,649	24,696
General and administrative expenses	9,493	8,241	7,490

Operating income	14,853	13,121	10,680

Other income (expense)	61	56	(30)
Interest expense	(282)	(539)	(280)

Income before income taxes	14,632	12,638	10,370

Income tax expense	(5,731)	(5,245)	(4,138)

Income before equity in losses of Keurig, Incorporated, net of tax benefit	8,901	7,393	6,232

Equity in losses of Keurig, Incorporated, net of tax benefit	(1,076)	(1,127)	(262)

Net income	$ 7,825	$ 6,266	$ 5,970
	=====	=====	=====
Basic income per share:
Weighted average shares outstanding	7,004,605	6,859,709	6,677,394
Net income	$1.12	$0.91	$0.89
Diluted income per share:
Weighted average shares outstanding	7,409,426	7,259,805	7,264,310
Net income	$ 1.06	$0.86	$0.82

GREEN MOUNTAIN COFFEE ROASTERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended September 25, 2004, September 27, 2003, and September 28, 2002
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 29, 2001	7,804,647	$ 780	$ 18,390	$ 8,678	$ (219)	(1,137,506)	$ (7,029)	(73,800)	$ (2,000)	$ 18,600
Issuance of common stock under employee stock purchase plan	38,365	4	517	-	-	-	-	-	-	521
Options exercised	113,860	11	441	-	-	(767)	(21)	-	-	431
Allocation of ESOP shares	-	-	(285)	-	-	-	-	32,859	891	606
Tax benefit from allocation of ESOP shares	-	-	107	-	-	-	-	-	-	107
Tax benefit from exercise of options	-	-	623	-	-	-	-	-	-	623
Other comprehensive income, net of tax	-	-	-	-	207	-	-	-	-	207
Net income	-	-	-	5,970	-	-	-	-	-	5,970
Balance at September 28, 2002	7,956,872	795	19,793	14,648	(12)	(1,138,273)	(7,050)	(40,941)	(1,109)	27,065
Issuance of common stock under employee stock purchase plan	41,363	5	528	-	-	-	-	-	-	533
Options exercised	158,256	16	747	-	-	-	-	-	-	763
Deferred compensation and non- employee compensation expense	-	-	53	-	-	-	-	-	-	53
Allocation of ESOP shares	-	-	(69)	-	-	-	-	9,760	263	194
Tax benefit from allocation of ESOP shares	-	-	26	-	-	-	-	-	-	26
Tax benefit from exercise of options	-	-	591	-	-	-	-	-	-	591
Purchase of treasury shares	-	-	-	-	-	(19,281)	(286)	-	-	(286)
Other comprehensive loss, net of tax	-	-	-	-	(57)	-	-	-	-	(57)
Net income	-	-	-	6,266	-	-	-	-	-	6,266
Balance at September 27, 2003	8,156,491	816	21,669	20,914	(69)	(1,157,554)	(7,336)	(31,181)	(846)	$ 35,148
Issuance of common stock under employee stock purchase plan	34,677	3	581	-	-	-	-	-	-	584
Options exercised	69,093	7	332	-	-	-	-	-	-	339
Deferred compensation and stock compensation expense	-	-	46	-	-	-	-	-	-	46
Allocation of ESOP shares	-	-	(73)	-	-	-	-	10,121	278	205
Tax benefit from allocation of ESOP shares	-	-	28	-	-	-	-	-	-	28
Tax benefit from exercise of options	-	-	301	-	-	-	-	-	-	301
Other comprehensive loss, net of tax	-	-	-	-	(61)	-	-	-	-	(61)
Net income	-	-	-	7,825	-	-	-	-	-	7,825
Balance at September 25, 2004	8,260,261	$ 826	$ 22,884	$28,739	$ (130)	(1,157,554)	$(7,336)	(21,060)	$(568)	$ 44,415
	====	===	====	====	===	=====	====	====	====	====

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002

Net income	$ 7,825	$ 6,266	$ 5,970
Other comprehensive (loss) income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(10)	(50)	(56)
(Gains) losses on derivatives designated as cash flow hedges included in net income	(51)	(7)	263
Other comprehensive (loss) income	(61)	(57)	207
Comprehensive income	$ 7,764	$ 6,209	$ 6,177
	=======	=======	=======

GREEN MOUNTAIN COFFEE ROASTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Year Ended
September 25, 2004		September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net income	$7,825	$6,266	$5,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,674	4,848	4,081
(Gain) loss on disposal of fixed assets	(89)	(54)	34
Provision for doubtful accounts	253	397	333
Change in fair value of interest rate swap	197	120	-
Change in fair value of futures derivatives	(124)	(11)	(355)
Change in accumulated other comprehensive income	(61)	(57)	207
Tax benefit from exercise of non-qualified stock options	301	591	623
Tax benefit from allocation of ESOP shares	28	26	107
Equity in loss of Keurig, Incorporated	1,784	1,927	438
Deferred income taxes	788	803	736
Deferred compensation and stock compensation	46	53	-
Contributions to the ESOP	200	200	600
Changes in assets and liabilities:
Receivables	(1,321)	(3,973)	(323)
Inventories	(2,115)	(1,589)	-
Other current assets	44	(116)	(82)
Income taxes payable (receivable)	299	252	215
Other long-term assets	(56)	(29)	(82)
Accounts payable	2,030	81	172
Accrued compensation costs	681	1,025	(651)
Accrued expenses	1,205	562	(39)
Net cash provided by operating activities	16,589	11,322	11,984

Cash flows from investing activities:
Investment in Keurig, Incorporated	-	-	(14,602)
Expenditures for fixed assets	(19,262)	(6,855)	(11,042)
Proceeds from disposals of fixed assets	488	601	571
Net cash used for investing activities	(18,774)	(6,254)	(25,073)

Cash flows from financing activities:
Proceeds from issuance of common stock	930	1,291	959
Purchase of treasury shares	-	(286)	-
Proceeds from issuance of long-term debt	9,010	90	20,017
Repayment of long-term debt	(3,393)	(3,681)	(5,196)
Repayment of revolving line of credit	(350)	(2,780)	(2,870)
Net cash provided by (used for) financing activities	6,197	(5,366)	12,910

Net increase (decrease) in cash and cash equivalents	4,012	(298)	(179)
Cash and cash equivalents at beginning of year	502	800	979
Cash and cash equivalents at end of year	$4,514	$502	$800
	====	====	====
Supplemental disclosures of cash flow information:
Cash paid for interest	$513	$511	$ 247
Cash paid for income taxes	$ 3,521	$2,726	$2,423

Green Mountain Coffee Roasters, Inc.
Notes to Consolidated Financial Statements

  Nature of Business and Organization

Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain Coffee") purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the Northeastern United States. The majority of the Company's revenue is derived from its wholesale operation which serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel, and office coffee service customers. The Company also has a consumer direct operation serving customers nationwide.

The Company's fiscal year ends on the last Saturday in September. Fiscal 2004, fiscal 2003 and fiscal 2002 represent the years ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively. Each of these fiscal years consists of 52 weeks.

Green Mountain Coffee Roasters, Inc., is a Delaware company.

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

  Stock-based compensation

  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, except for two grants to outside consultants in fiscal 2003 and a grant issued to an officer below market price in fiscal 2004, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended September 25, 2004, September 27, 2003, and September 28, 2002, would have decreased to the pro forma amounts indicated below:

In thousands, except per share data	Fiscal 2004	Fiscal 2003	Fiscal 2002

Net income, as reported	$ 7,825	$ 6,266	$ 5,970
Stock-based compensation expense included in reported net income, net of tax	23	27	-
Total stock-based compensation expense determined under fair value based method, net of tax	(1,046)	(968)	(1,104)
Pro forma net income	6,802	5,325	4,866

Basic net income per share, as reported	1.12	0.91	0.89
Basic net income per share, pro forma	0.97	0.78	0.73

Diluted net income per share, as reported	1.06	0.86	0.82
Diluted net income per share, pro forma	0.92	0.73	0.67

  The fair value of each stock option under the 1993, 1999 and 2000 Plans are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years, 4 years, and 4 years in fiscal 2004, 2003, and 2002, respectively; an average volatility of 57%, 63%, and 56%, for fiscal 2004, 2003, and 2002, respectively; no dividend yield; and a risk-free interest rate averaging 3.00%, 2.88%, and 3.84% for fiscal 2004, 2003, and 2002 grants, respectively. The weighted-average fair values of options granted during 2004, 2003, and 2002 are $9.90, $9.04, and $12.90, respectively.

  The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 2004, 2003, and 2002: an expected life of six months for all periods presented; expected volatility of 57%, 65%, 56%, respectively; no dividend yield; and an average risk-free interest rate of 1.5%, 1.00%, and 1.96%, respectively. The weighted average fair value of those purchase rights granted in fiscal 2004, 2003, and 2002, was $7.00, and $8.81, and $5.61, respectively.

  Other long-term assets

  Other long-term assets consist of deposits and debt issuance costs. Debt issuance costs represent those costs incurred in connection with the issuance of debt. Debt issuance costs are being amortized over the respective life of the applicable debt. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 25, 2004 and September 27, 2003 were $132,000 and $74,000, respectively.

  Impairment of Long-Lived Asset
  When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, investments in other companies and intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. Judgments Green Mountain Coffee makes related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause Green Mountain Coffee to realize a material impairment charge.

  Provision for Doubtful Accounts
  Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. In addition, from time-to-time Green Mountain Coffee estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

  Advertising costs

  The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which the catalog is expected to generate sales. At September 25, 2004 and September 27, 2003, prepaid advertising costs of $41,000 and $48,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $5,194,000, $4,814,000, and $4,454,000, for the years ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively.

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

  Income taxes

  The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

  Financial instruments

  The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 25, 2004.

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

  Significant customer credit risk and supply risk

  Since March 2001, under a new distribution agreement with ExxonMobil Corporation ("ExxonMobil"), all corporate-owned locations as well as a number of franchisee-owned locations must purchase their coffee from McLane Company ("McLane"), with McLane becoming the direct customer of Green Mountain Coffee. Net sales to McLane made up less than 10% of the Company's revenues in the years ended September 25, 2004, September 27, 2003, and September 28, 2002. Receivables from McLane represented 15.8% and 16.2% of total receivables as of September 25, 2004, and September 27, 2003, respectively.

  The majority of the Company's customers are located in the northeastern part of the United States. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. The Company does not require collateral from customers as ongoing credit evaluations of customers' payment histories are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

  Recent pronouncements

  In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, is applicable for fiscal periods ending after March 31, 2004, for interests held by public entities in variable interest or potential variable interest entities created before February 1, 2003.  The Company has completed its evaluation of the effects of the recent pronouncement, including the Company's investment in Keurig, Incorporated, and has determined that the Company is not the primary beneficiary, as defined in FIN 46, of Keurig. The Company's maximum exposure related to Keurig is the current carrying value of the investment.  See footnote 6 for further description of the Company's investment in Keurig.

  Reclassifications

  Certain reclassifications of prior year balances have been made to conform to the current presentation.

  Inventories
  Inventories consist of the following:

	September 25, 2004	September 27, 2003

Raw materials and supplies	$ 5,020,000	$ 4,337,000
Finished goods	4,560,000	3,128,000
	$ 9,580,000	$ 7,465,000
	=============	=============

  Inventory values above are presented net of $166,000 and $148,000 of obsolescence reserves at September 25, 2004, and September 27, 2003, respectively.

  At September 25, 2004, the Company had approximately $12,244,000 in green coffee purchase commitments, of which approximately 72% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.83 per pound and a price of $10.91 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

  Fixed Assets

  Fixed assets consist of the following:

	Useful Life in Years	September 25, 2004	September 27, 2003

Production equipment	3 - 15	$ 21,719,000	$ 16,318,000
Equipment on loan to wholesale customers	3 - 5	10,427,000	9,429,000
Computer equipment and software	2 - 5	8,668,000	7,132,000
Building	30	5,198,000	-
Furniture and fixtures	2 - 10	2,904,000	2,146,000
Vehicles	4 - 5	1,018,000	918,000
Leasehold improvements	2 - 10 or remaining life of the lease, whichever is less	3,675,000	3,561,000
Construction-in-progress		6,145,000	2,264,000

Total fixed assets		59,754,000	41,768,000

Accumulated depreciation		(23,252,000)	(19,455,000)

		$ 36,502,000	$ 22,313,000
		==========	==========

  Total depreciation and amortization expense relating to all fixed assets was $4,674,000, $4,829,000, and $4,000,000, for fiscal 2004, 2003, and 2002, respectively.

  Assets classified as Construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on September 25, 2004, are expected to be in production use before the end of fiscal 2005.

  During fiscal 2004, fiscal 2003 and fiscal 2002, $281,000, $127,000 and $135,000, respectively, of interest expense was capitalized.

  During fiscal 2003, the Company undertook a review of its fixed assets records and recorded an impairment charge and $340,000, mainly related to obsolete manufacturing and distribution equipment. An additional $23,000 impairment charge related to obsolete distribution equipment was recorded in fiscal 2004.

  Income Taxes

  The provision for income taxes for the years ended September 25, 2004, September 27, 2003, and September 28, 2002 consists of the following:
	September 25, 2004	September 27, 2003	September 28, 2002
Current tax expense:
Federal	$3,323,000	$ 2,897,000	$ 2,792,000
State	825,000	699,000	552,000
Total current	4,148,000	3,596,000	3,344,000

Deferred tax expense:
Federal	1,513,000	1,356,000	611,000
State	129,000	438,000	332,000
Total deferred	1,642,000	1,794,000	943,000

Tax asset valuation allowance	(59,000)	(145,000)	(149,000)

Total tax expense	$5,731,000	$ 5,245,000	$ 4,138,000
	========	=========	=========

  SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers expected future events other than enactments of changes in the tax law or rates.

  Net deferred tax liabilities consist of the following:
	September 25, 2004	September 27, 2003
Deferred tax assets:
Vermont state manufacturers investment tax credit	-	$ 1,733,000
Losses of equity investment in Keurig	$ 1,684,000	976,000
Section 263A adjustment	10,000	7,000
Deferred hedging losses	89,000	48,000
Vermont VEPC tax credit	397,000	-
Other reserves and temporary differences	484,000	415,000

Gross deferred tax assets	2,664,000	3,179,000

Deferred tax asset valuation allowance	(42,000)	(1,523,000)

Deferred tax liability: Depreciation	(4,138,000)	(2,384,000)

Net deferred tax liabilities	$ (1,516,000)	$ (728,000)
	==========	=========

  In November 1996, the Company received notification from the State of Vermont that it had approved a $4,041,000 manufacturers investment tax credit pertaining to certain fixed assets purchased between July 1, 1993, and June 30, 1996, which will expire in 2004. During fiscal 2004, 2003 and 2002, the Company utilized $334,000, $337,000 and $283,000 of this credit, respectively. At September 27, 2003, the deferred tax asset resulting from this credit, which is reflected in the above table net of federal tax effect, was substantially offset by a valuation allowance. The deferred tax asset and related valuation allowance have been removed from the accounts at September 25, 2004 due to the expiration of this tax credit at the end of the 2004 fiscal year.

  On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,091,000 over a five-year period beginning in fiscal year 2004. The capital investment tax credits are $1,844,000 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are also subject to recapture and disallowance provisions due to curtailment of trade or business. The Company is deemed to have substantially curtailed its trade or business if the average number of full-time employees in any period of 120 consecutive days is less than 75% of the highest average number of full-time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit. Once a credit is earned, it may be carried forward to any subsequent year for which an approval exists (2004 through 2008 for Green Mountain Coffee) or to any of the next 5 succeeding years following the last year of the term approved by the VEPC. The tax credit earned during fiscal 2004 decreased income tax expense by $397,000, after federal effect.

  The valuation allowance at September 25, 2004 of $42,000 consists entirely of allowance against future utilization of capital losses.

  During fiscal 2004 and 2003, the deferred tax asset valuation allowance was reduced by $59,000 and $145,000, respectively, based primarily upon estimates of future taxable income and that portion which is expected to be allocable to Vermont on which the credit could be applied. Although realization is not assured, management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence as prescribed in SFAS 109, of the amount which is more likely than not to be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

  A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

	September 25, 2004	September 27, 2003	September 28, 2002
Tax at U.S. Federal Statutory rate	$4,974,000	$ 4,297,000	$ 3,526,000
Increase (decrease) in rates resulting from:
Other nondeductible items	134,000	89,000	90,000
State taxes, net of federal benefit	682,000	1,004,000	671,000
Deferred tax asset valuation allowance	(59,000)	(145,000)	(149,000)

Tax at effective rates	$5,731,000	$ 5,245,000	$ 4,138,000
	=========	=========	==========
  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of September 25, 2004 and September 27, 2003, the shares of Common Stock owned by the Company represent approximately 49.7% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% of Keurig's common equivalent shares. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002.

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

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under license agreements with Keurig, dated July 22, 2003, and June 30, 2002, as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales Keurig licensing royalties in the amount of $7,365,000, $5,091,000, and $4,878,000, for the years ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively. At September 25, 2004, and September 27, 2003, the Company had licensed royalties payable to Keurig of $570,000 and $462,000, respectively.

  Keurig also purchases coffee products from the Company. In the fiscal years 2004, 2003 and 2002, the Company sold $749,000, $199,000 and $105,000 worth of coffee products to Keurig, Incorporated, respectively. In addition, the Company purchases brewer and production equipment from Keurig, Incorporated. For the fiscal years 2004, 2003 and 2002, the Company purchased $2,361,000, $763,000 and $2,650,000 worth of brewers and equipment from Keurig, Incorporated, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed.

  Keurig is on a calendar year-end. The Company has included in its income for the year ended September 25, 2004, the Company's equity interest in Keurig's earnings of the period starting on October 1, 2003, and ending September 30, 2004. Similarly, the Company has included in its income for the year ended September 27, 2003, the company's ownership interest in Keurig's earnings of the period starting on October 1, 2002, and ending September 30, 2003. The Company has included in its income for the year ended September 28, 2002, the Company's ownership interest of the second and third calendar 2002 quarters of Keurig's earnings (April 1, 2002 through September 30, 2002). During fiscal 2004, fiscal 2003 and the last two quarters of fiscal 2002, the equity impact of Keurig's earnings was $(1,076,000), $(1,127,000), and $(262,000), net of a tax benefit of $708,000, $800,000 and $176,000, respectively. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  Summarized financial information for Keurig (which is on a calendar year) is as follows:

Income Statement Information for the Twelve Months ended
Dollars in thousands	September 30, 2004	September 30, 2003

Revenues	$33,834	$20,835
Cost of goods sold	17,106	8,839
Selling, general and administrative expenses	19,097	14,964
Operating loss	(2,369)	(2,968)
Net loss	(2,446)	(3,147)

Financial Position Information at
Dollars in thousands	September 30, 2004	September 30, 2003

Current assets	$10,079	$9,858
Property, plant and equipment, net	$3,417	$5,547
Other assets	$284	$371
Total assets	$13,780	$15,776
Current liabilities	$4,730	$4,241
Noncurrent liabilities	$32	$80
Redeemable preferred stock	$18,434	$17,808
Stockholder's deficit	$(9,416)	$(6,353)

  The following selected unaudited pro forma consolidated results of operations are presented as if the investment had occurred as of the beginning of the period presented. The pro forma results give effect to certain adjustments including the additional funds borrowed to consummate the investment at interest rates consistent with those for each respective period and the related income tax effects.
Dollars in thousands	Fiscal Year 2002

Net sales	$100,000
Operating income	$ 10,680
Income from continuing operations before equity in net earnings of Keurig, Incorporated	$ 6,073
Equity in net earnings of Keurig, Incorporated	$ (159)
Net income	$ 5,914
Basic income per share	$ 0.89
Diluted income per share	$ 0.81

  Goodwill resulting from the acquisition of Frontier® Organic Coffee

  The carrying value of the Company's goodwill from the acquisition of the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa, was approximately $1,446,000 at September 25, 2004, and September 27, 2003. There have been no changes in this carrying amount since September 29, 2001. The Company tested its goodwill for impairment at September 25, 2004, and September 27, 2003, concluding that its goodwill is not impaired.

  Credit Facility

  The Company maintains a credit facility with Fleet National Bank ("Fleet"), which is now part of Bank of America. On June 30, 2004 the Company modified its existing credit facility with Fleet. The second participating lender in this modifed facility is Citizens Bank New Hampshire ("Citizens"). The modified facility provides for the previously existing term loan to be increased from $15 million to $17 million and an advance and readvance under such term loan aggregating approximately $8,250,000 to be amortized over 5 years. The availability under the Company's revolving line of credit (which expires in March 2006) decreased from $12.5 million to $10 million and the availability under its equipment line of credit remains at $5 million with a term out of 5 years per amount drawn. The modified credit facility is being used to finance the Company's new distribution center and related equipment, to purchase other needed equipment, as well as for working capital purposes. The credit facility is secured by all the assets of the Company, and includes a negative pledge on the Company' new distribution center. The terms of the credit agreement also restrict certain transactions without prior bank approval.

  The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Interest on the Bankers Acceptance loans is paid in advance and amortized over the duration of the loans. Interest on LIBOR loans and the variable portion of the Credit Facility accrues daily and is paid monthly, in arrears.

  The interest rate on the term loan was 5.19% at September 25, 2004 (fixed rate under swap agreement discussed below plus 125 basis points). The interest rate on the equipment line of credit was 3.0825% (LIBOR plus 125 basis points) at September 25, 2004. The Company also pays a commitment fee on the average daily unused portion of the revolving line of credit.

  The interest rate on the term loan was 2.61% (LIBOR plus 150 basis points) at September 27, 2003. The interest rate on the revolving line of credit was 4% (prime rate) at September 27, 2003.

  At September 25, 2004, the balance outstanding under the term loan was $16,500,000 and $500,000 was outstanding under the equipment line of credit. No amount was outstanding under the revolving line of credit at September 25, 2004. At September 27, 2003, the outstanding balances on the term loan and the line of credit were $11,500,000 and $350,000, respectively. No amount was outstanding under the equipment line of credit at September 27, 2003. The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. The Company was in compliance with these covenants at September 25, 2004, and September 27, 2003.

  The Company entered into an interest rate swap agreement with Fleet National Bank ("Fleet") effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2009. The notional amount at September 25, 2004, was $16,500,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 25, 2004, the Company estimates it would have paid $317,000 (gross of tax) to terminate the agreement. Green Mountain Coffee designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  At September 27, 2003, the Company was party to another swap agreement with Fleet to hedge a portion of its term loan. The effect of that swap was to limit the interest rate exposure to a fixed rate of 3.495% versus the 30-day LIBOR rate. At September 27, 2003, the Company estimates it would have paid $120,000 (gross of tax) to terminate the agreement. It was cancelled in June 2004 when the Company entered into its new swap agreement.

  In fiscal 2004 and fiscal 2003, the Company paid $167,000 and $71,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  Long-term Debt
	September 25, 2004	September 27, 2003

Fleet revolving line of credit (Note 8)	-	$ 350,000
Fleet equipment line of credit (Note 8)	$ 500,000	-
Fleet term debt (Note 8)	16,500,000	11,500,000
Central Vermont Economic Development Corporation Debenture	-	33,000
Office equipment capital leases	146,000	18,000
Service vehicle installment loans	152,000	130,000
	17, 298,000	12,031,000
Less current portion	3,259,000	3,123,000
	$14,039,000	$8,908,000
	============	=============

  Service Vehicle Installment Loans

  The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. At September 25, 2004, the notes bear interest at a rate of 0.0% and require monthly installments totaling approximately $6,000. Maturities vary from March 2006 to May 2007.

  Office Equipment Capital Leases

  The Company leases copiers and fax machines. These leases require monthly installments of principal and interest totaling approximately $4,000. Maturities vary from October 2004 to July 2009.

  Maturities

  Maturities of long-term debt for years subsequent to September 25, 2004 are as follows:
Fiscal Year

2005	$ 3,259,000
2006	3,589,000
2007	3,557,000
2008	3,531,000
2009	3,362,000
$ 17,298,000
=========
  Coffee prices hedging

The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. At September 25, 2004, the Company held outstanding futures contracts covering 1,163,000 pounds of coffee with a fair market value of $122,000. At September 25, 2004, deferred gains on futures contracts designated as cash flow hedges amounted to $97,000 ($59,000 net of taxes). These futures contracts are hedging coffee purchases forecasted to take place in the next three months and the related gains and losses will be reflected in cost of sales in the first two fiscal quarters of 2005, when the related finished goods inventory is sold. At September 27, 2003, the Company held outstanding futures contracts covering 375,000 pounds of coffee with a fair market value of $(3,000). At September 27, 2003, deferred gains on futures contracts designated as cash flow hedges amounted to $3,000 ($2,000 net of taxes). These deferred gains are classified as accumulated other comprehensive losses. The total gains on futures contracts designated as cash flow hedges that were included in cost of sales in fiscal 2004 and 2003 amounted to $83,000 ($51,000 net of tax) and $13,000 ($7,000 net of tax), respectively. The total losses on futures contracts that were included in cost of sales in fiscal 2002 amounted to $439,000 ($263,000 net of tax).

The fair market value for the futures was obtained from a major financial institution based on the market value of those financial instruments at September 25, 2004, and September 27, 2003.

  Employee Compensation Plans

  Stock Option Plans

  Prior to the establishment on September 21, 1993, of the Company's first employee Stock Option Plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. These options had a maximum life of 10 years and vested immediately. On December 21, 1999, all options outstanding under these individual agreements were amended to extend the expiration date of these options from April 15, 2003 to April 15, 2008. At the time of this amendment, the exercise price of the options exceeded the fair market value of the stock, and as such, no compensation expense was recognized. At September 25, 2004 and September 27, 2003, 68,314 and 73,814 options were outstanding under these individual agreements, respectively.

  The 1993 Plan provides for the granting of both incentive and non-qualified stock options, with an aggregate number of 150,000 shares of common stock to be made available under the 1993 Plan. Effective July 26, 1996, the total number of shares of authorized common stock made available under the 1993 Plan was increased to 550,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. There were no options available under the 1993 Plan on September 25, 2004, or at September 27, 2003, as this Plan expired on September 21, 2003, ten years after inception.

  On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 25, 2004, and September 27, 2003, options for 61,234 shares of common stock were available for grant under the plan.

  On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 25, 2004, and September 27, 2003, options for 51,688 shares and 251,213 shares of common stock were available for grant under the plan, respectively.

  Under the 1993 Plan, the 1999 Plan and the 2000 Plan, the option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. Under the 1993 Plan and the 1999 Plan, the option price for each non-qualified stock option shall not be less than 85% of the fair market value of the common stock at the date of grant. The 2000 Plan does not have restrictions on the pricing of non-qualified grants. Options under the 1993 Plan, the 1999 Plan and the 2000 Plan become exercisable over periods determined by the Board of Directors, generally in the range of four to five years.

  Option activity is summarized as follows:

	Number of Shares	Option Price	Weighted-average Exercise Price

Outstanding at September 29, 2001	1,087,058	$ 2.19 - 23.05	$ 7.12

Granted	215,250	13.50 - 26.83	21.86
Exercised	(113,860)	2.19 - 9.438	3.98
Canceled	(52,125)	2.19 - 23.95	8.84
Outstanding at September 28, 2002	1,136,323	2.19 - 26.83	10.15

Granted	100,550	12.89 - 21.45	15.20
Exercised	(158,256)	2.19 - 18.97	3.94
Canceled	(79,015)	2.19 - 26.83	16.14
Outstanding at September 27, 2003	999,602	2.19 - 26.83	10.79

Granted	204,900	17.33 - 22.75	19.77
Exercised	(69,093)	2.19 - 22.75	4.93
Canceled	(7,915)	12.89 - 26.83	20.62
Outstanding at September 25, 2004	1,127,494	2.19 - 26.83	$12.46
	=========

Exercisable at September 29, 2002	529,657	$2.19 - 20.94	$ 5.36
Exercisable at September 27, 2003	592,120	$2.19 - 26.83	$ 7.21
Exercisable at September 25, 2004	673,043	$2.19 - 26.83	$ 8.78

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding at September 24, 2004	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable at September 25, 2004	Weighted average exercise price

$ 2.19 - 5.00	333,909	3.85	$ 3.52	333,909	$ 3.52
6.38 - 9.44	119,725	5.99	9.23	88,075	9.15
12.89 - 14.93	224,555	1.98	13.07	154,885	13.02
15.05 - 18.97	179,383	7.18	17.54	59,454	18.05
20.15 - 26.83	269,922	6.94	21.06	36,720	22.75
	1,127,494			673,043
	=========			=========

  Employee Stock Purchase Plan

  On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock were reserved for issuance under the plan. On March 25, 2004, the Company's stockholders approved an amendment of this plan to increase the shares available from 300,000 to 600,000 shares. There are two six-month withholding periods in each fiscal year. At September 25, 2004, and September 27, 2003, options for 305,882 shares and 40,559 shares of common stock were available for grant under the plan, respectively.

  Defined Contribution Plan

  The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company who are at least eighteen years of age and work a minimum of 1000 hours per year are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $533,000, $462,000, and $425,000, for the years ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively.

  Employee Stock Ownership Plan

  On September 14, 2000, the Board of Directors of the Company adopted a resolution establishing the Green Mountain Coffee, Inc., Employee Stock Ownership Plan (the "ESOP") and the related Green Mountain Coffee, Inc., Employee Stock Ownership Trust (the "Trust"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. All employees of the Company with one year or more of service who are at least twenty-one years of age are eligible to participate in the Plan, in accordance with the terms of the Plan. The Company may, at its discretion, contribute shares of Company stock or cash that is used to purchase shares of Company stock. Company contributions are credited to eligible participants' accounts pro-rata based on their compensation. Plan participants hired before January 1, 2002, become vested in their Plan benefits ratably over five years from the date of hire of the employee. Plan participants hired after January 1, 2002, become vested in their Plan benefits after five years of employment.

  In April 2001, a total of 12,500 shares were purchased at a cost of $197,000 in the open market and distributed directly to participants. On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open-market purchases of the Company's common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company's fiscal 2010 year. Between April 19, 2001 and August 21, 2001, the Trust purchased 73,800 shares of the Company's common stock at an average price of $27.11 per share. The fair value of unearned ESOP shares at September 25, 2004, and September 27, 2003, was $416,000 or $19.76 a share and $627,000 or $20.12 per share, respectively.

  For each of the years ended September 25, 2004, September 27, 2003, and September 28, 2002, the Company recorded compensation costs of $200,000 annually for contributions to the ESOP.

  After the close of 2003 and 2002 calendar years, 9,940 and 15,325 shares were transferred from the unallocated ESOP pool of shares and allocated to participants' accounts, respectively. At September 25, 2004, 10,121 shares had been committed to be released to participants' accounts at the end of the calendar 2004 year.

  Deferred Compensation Plan

  The 2002 Deferred Compensation Plan permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company.  Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 25, 2004 and September 27, 2003, 99,004 and 99,379 shares of Common Stock were available for future issuance under this Plan, respectively.

  Related party transactions

  The Company uses travel services provided by Heritage Flight, a charter air services company acquired by Mr. Stiller, the Company's CEO, in September 2002. During fiscal 2004, 2003 and 2002, the Company was billed a total of $129,000, $295,000 and $442,000, respectively, by Heritage Flight for travel services provided to various employees of the Company.

  Prior to the acquisition of Heritage Flight by Mr. Stiller, a portion of the travel fees billed to the Company in fiscal 2002 by Heritage Flight were for flights on an airplane owned by Sabre Mountain LLC, which was 50% owned by Spirit Too, LLC, a company whose sole owner was Mr. Stiller. The amount of revenues received by Sabre Mountain during fiscal 2002 from trips booked by Green Mountain Coffee amounted to $152,000.

  Commitments, Lease Contingencies and Contingent Liabilities

  Leases

  The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancelable operating leases, with terms ranging from one to ten years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $2,037,000, $1,948,000, and $1,848,000, in fiscal 2004, 2003, and 2002, respectively.

  Minimum future lease payments (net of committed sublease agreements of $55,000 for fiscal 2005, $56,000 for fiscal 2006, $56,000 for fiscal 2007 and $7,000 for fiscal 2008) under non-cancelable operating leases for years subsequent to September 25, 2004 are as follows:

Fiscal Year	Operating Leases

2005	$ 1,520,000
2006	1,214,000
2007	912,000
2008	775,000
2009	731,000
Thereafter	2,734,000

Total minimum lease payments	$ 7,886,000
==========

  Earnings per share

  The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):
	Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Numerator - basic and diluted earnings per share: Net income	$ 7,825	$ 6,266	$ 5,970
Denominator:	======	======	======
Basic earnings per share - weighted average shares outstanding	7,004,605	6,859,709	6,677,394
Effect of dilutive securities - stock options	404,821	400,096	586,916
Diluted earnings per share - weighted average shares outstanding	7,409,426	7,259,805	7,264,310
	========	========	========

Basic earnings per share	$ 1.12	$ 0.91	$ 0.89
Diluted earnings per share	$ 1.06	$ 0.86	$ 0.82

  For the fiscal years ended September 25, 2004, September 27, 2003, and September 28, 2002, anti-dilutive options of 105,000, 111,000 and 99,000, respectively, have been excluded from the calculation of EPS because the options' exercise price was greater than the market price of the common shares.

  Subsequent Event - Closure of Lakeland Regional Operating Center

  On October 5, 2004, Company management announced it had decided to close the Company's Lakeland, Florida regional center. Costs associated with this closure amount to $117,000.

  Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2004 and fiscal 2003 (dollars in thousands, except per share data). All quarters presented are made of 12 weeks except for the first fiscal quarters of fiscal 2004 and fiscal 2003 which comprise 16 weeks each.

Fiscal 2004	January 17, 2004	April 10, 2004	July 3, 2004	September 25, 2004

Net sales	$ 43,285	$ 31,058	$ 31,347	$ 31,754
Gross profit	$ 17,277	$ 11,946	$ 12,667	$ 12,194
Net income	$ 2,599	$ 1,315	$ 1,906	$ 2,005
Earnings per share:
Basic	$ 0.37	$ 0.19	$ 0.27	$ 0.29
Diluted	$ 0.35	$ 0.18	$ 0.26	$ 0.27

Fiscal 2003	January 18, 2003	April 12, 2003	July 5, 2003	September 27, 2003

Net sales	$ 36,567	$ 26,311	$ 26,344	$ 27,505
Gross profit	$ 15,724	$ 11,095	$ 11,275	$ 10,917
Net income	$ 2,314	$ 1,198	$ 1,358	$ 1,396
Earnings per share:
Basic	$ 0.34	$ 0.18	$ 0.20	$ 0.20
Diluted	$ 0.32	$ 0.17	$ 0.19	$ 0.19

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors of Green Mountain Coffee Roasters, Inc.:

Our audits of the consolidated financial statements referred to in our report dated December 2, 2004 appearing in the 2004 Annual Report to Shareholders of Green Mountain Coffee Roasters, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
December 2, 2004

Schedule II - Valuation and Qualifying Accounts
for the fiscal years ended
September 25, 2004, September 27, 2003, and September 28, 2002

Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Fiscal 2004	$ 439,000	$ 253,000	-	$ 211,000	$ 481,000
Fiscal 2003	$ 351,000	$ 397,000	-	$ 309,000	$ 439,000
Fiscal 2002	$ 492,000	$ 333,000	-	$ 474,000	$ 351,000

Obsolete inventory valuation allowance:
Fiscal 2004	$ 148,000	$ 130,000	-	$ 112,000	$ 166,000
Fiscal 2003	$ 234,000	-	-	$ 86,000	$ 148,000
Fiscal 2002	$ 149,000	$ 289,000	-	$ 204,000	$ 234,000