Form 10-Q
period 2005-01-15
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2005-02-24
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the sixteen weeks ended January 15, 2005

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

YES [Ö ] NO [ ]

As of February 17, 2005, 7,144,429 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	January 15, 2005	September 25, 2004
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$6,534	$4,514
Receivables, less allowances of $494 and $481 at January 15, 2005 and September 25, 2004, respectively	14,458	13,776
Inventories	9,380	9,580
Other current assets	1,513	983
Deferred income taxes, net	598	616
Total current assets	32,483	29,469

Fixed assets, net	37,122	36,502
Investment in Keurig, Incorporated	9,807	10,604
Goodwill and other intangibles	1,446	1,446
Other long-term assets	299	311

	$81,157	$78,332
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,611	$ 3,259
Accounts payable	9,079	8,382
Accrued compensation costs	2,581	2,737
Accrued expenses	3,648	3,028
Other short-term liabilities	102	317
Income tax payable	659	23
Total current liabilities	19,680	17,746

Long-term debt	11,800	14,039
Deferred income taxes	2,277	2,132

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,300,933 and 8,260,261 shares at January 15, 2005 and September 25, 2004, respectively	830	826
Additional paid-in capital	23,325	22,884
Retained earnings	31,145	28,739
Accumulated other comprehensive income (loss)	4	(130)
ESOP unallocated shares, at cost - 21,060 shares	(568)	(568)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	47,400	44,415

	$81,157	$78,332
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Sixteen weeks ended
	January 15, 2005	January 17, 2004

Net sales	$ 50,357	$ 43,285
Cost of sales	32,534	26,008
Gross profit	17,823	17,277

Selling and operating expenses	10,101	9,430
General and administrative expenses	2,845	2,710
Operating income	4,877	5,137

Other income	164	21
Interest expense	(231)	(107)
Income before income taxes	4,810	5,051

Income tax expense	(1,935)	(2,121)
Income before equity in net earnings of Keurig, Incorporated	2,875	2,930
Equity in net earnings of Keurig, Incorporated	(469)	(331)
Net income	$ 2,406	$ 2,599
	====	=====
Basic income per share:
Weighted average shares outstanding	7,101,989	6,978,601
Net income	$ 0.34	$ 0.37

Diluted income per share:
Weighted average shares outstanding	7,536,706	7,410,917
Net income	$ 0.32	$ 0.35

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Sixteen weeks ended
	January 15, 2005	January 17, 2004

Net income	$ 2,406	$ 2,599
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	130	40
Losses/ (gains) on derivatives designated as cash flow hedges included in net income	4	9
Other comprehensive income/ (loss)	134	49
Comprehensive income	$ 2,540	$ 2,648
	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended January 15, 2005
(Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 25, 2004	8,260,261	$ 826	$ 22,884	$ 28,739	$ (130)	(1,157,554)	$(7,336)	(21,060)	$(568)	$ 44,415
Options exercised	40,672	4	213	-	-	-	-	-	-	217
Tax benefit from exercise of options	-	-	189	-	-	-	-	-	-	189
Deferred compensation and stock compensation expense	-	-	39	-	-	-	-	-	-	39
Other comprehensive income, net of tax	-	-	-	-	134	-	-	-	-	134
Net income	-	-	-	2,406	-	-	-	-	-	2,406

Balance at January 15, 2005	8,300,933	$ 830	$ 23,325	$ 31,145	$ 4	(1,157,554)	$(7,336)	(21,060)	$(568)	$ 47,400
	====	===	====	====	===	====	====	===	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Sixteen weeks ended
	January 15, 2005	January 17, 2004

Cash flows from operating activities:
Net income	$ 2,406	$ 2,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,778	1,368
(Gain) on disposal of fixed assets	(146)	(12)
Provision for doubtful accounts	69	409
Change in fair value of interest rate swap	(215)	(21)
Change in fair value of futures derivatives	122	(54)
Change in accumulated other comprehensive income	134	49
Tax benefit from exercise of non-qualified options	189	90
Equity in loss of Keurig, Incorporated	797	331
Deferred income taxes	163	118
Deferred compensation and stock compensation	39	26
Changes in assets and liabilities:
Receivables	(751)	(1,066)
Inventories	200	(490)
Income tax payable	636	1,563
Other current assets	(652)	(248)
Other long-term assets, net	12	9
Accounts payable	697	1,419
Accrued compensation costs	(156)	(104)
Accrued expenses	620	518
Net cash provided by operating activities	5,942	6,504

Cash flows from investing activities:
Capital expenditures for fixed assets	(2,680)	(4,584)
Proceeds from disposals of fixed assets	428	93
Net cash used for investing activities	(2,252)	(4,491)

Cash flows from financing activities:
Proceeds from issuance of common stock	217	104
Repayment of long-term debt	(1,887)	(1,878)
Net change in revolving line of credit	-	(350)
Net cash used for financing activities	(1,670)	(2,124)

Net increase (decrease) in cash and cash equivalents	2,020	(111)
Cash and cash equivalents at beginning of period	4,514	502
Cash and cash equivalents at end of period	$ 6,534	$ 391
	====	====

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the sixteen week period ended January 15, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 23, 2005.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain") for the fiscal year ended September 25, 2004.

2. Inventories

Inventories consisted of the following at:

	January 15, 2005	September 25, 2004
Raw materials and supplies	$ 4,831,000	$ 5,020,000
Finished goods	4,549,000	4,560,000
	$ 9,380,000	$ 9,580,000
	====	====

Inventory values above are presented net of $115,000 and $166,000 of obsolescence reserves at January 15, 2005 and September 25, 2004, respectively.

At January 15, 2005, the Company had approximately $17,581,000 in green coffee purchase commitments, of which approximately 72% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.04 per pound and a price of $11 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Sixteen weeks ended
	January 15, 2005	January 17, 2004
Numerator - basic and diluted earnings per share : Net income	$ 2,406	$ 2,599
Denominator:	====	====
Basic earnings per share - weighted average shares outstanding	7,101,989	6,978,601
Effect of dilutive securities - stock options	434,717	432,316
Diluted earnings per share - weighted average shares outstanding	7,536,706	7,410,917
	====	====
Basic earnings per share	$ 0.34	$ 0.37
Diluted earnings per share	$ 0.32	$ 0.35

 For the sixteen weeks ended January 15, 2005 and January 17, 2004, options to purchase 54,000 and 61,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares subject to the options.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At January 15, 2005, the company held no outstanding futures contracts. At January 17, 2004, the Company held outstanding futures contracts with a fair market value of $51,000.

  At January 15, 2005, deferred gains on futures contracts designated as cash flow hedges amounted to $109,000 ($65,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the sixteen weeks ended January 15, 2005, total losses on futures contracts (gross of tax) included in cost of sales amounted to $8,000. In the sixteen weeks ended January 17, 2004, total losses on futures contracts (gross of tax) included in cost of sales amounted to $15,000.

  The Company entered into an interest rate swap agreement with Fleet National Bank ("Fleet") effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2009. The notional amount at January 15, 2005 was $15,150,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At January 15, 2005, the Company estimates it would have paid $102,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  For the sixteen weeks ended January 15, 2005 and January 17, 2004, the Company paid $111,000 and $34,000, respectively, in additional interest expense pursuant to swap agreements. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of January 15, 2005 and September 25, 2004, the shares of Common Stock owned by the Company represent approximately 49.6% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% of Keurig's common equivalent shares. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002.

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

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $2,971,000 and $2,119,000 for the fiscal quarters ended January 15, 2005 and January 17, 2004, respectively.

  Keurig also purchases coffee products from the Company. For the sixteen weeks ended January 15, 2005 and January 17, 2004, the Company sold $587,000 and $184,000 worth of coffee products to Keurig, Incorporated, respectively. In addition, the Company purchases brewer equipment from Keurig, Incorporated. For the sixteen weeks ended January 15, 2005 and January 17, 2004, the Company purchased $948,000 and $1,093,000 worth of brewers and associated equipment from Keurig, Incorporated, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed. At January 15, 2005 and September 25, 2004, the Company had payables to Keurig amounting to $1,651,000 and $570,000, respectively.

  Keurig is on a calendar year-end. The Company has included in its income for the sixteen week period ended January 15, 2005 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2004 through December 31, 2004), without giving effect to the differences between the duration of the Company's second fiscal quarter (16 weeks) and Keurig's fourth calendar quarter (13 weeks). During the sixteen weeks ended January 15, 2005, the net equity impact of Keurig's earnings was ($469,000). The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis. During the sixteen weeks ended January 15, 2005, ($272,000) of the ($469,000) net equity impact of Keurig's earnings was due to the accretion of Preferred Stock redemption rights. The carrying value of Keurig Inc.'s preferred stock is being accreted to the estimated redemption value ratably through the redemption date of February 4, 2007. The redemption value is calculated based on Keurig's estimate of the amount the holders of the preferred shares will receive upon liquidation.

  During the sixteen weeks ended January 17, 2004, the net equity impact of Keurig's earnings was ($331,000).The Company has included in its income for the sixteen week period ended January 17, 2004 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2003 through December 31, 2003), without giving effect to the differences between the duration of the Company's second fiscal quarter (16 weeks) and Keurig's fourth calendar quarter (13 weeks).

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:
Income Statement Information for the Three Months ended December 31, 2004 (Dollars in thousands)

Revenues	$11,934
Cost of goods sold	$ 6,737
Selling, general, and administrative expenses	$ 5,616
Operating income	$ (419)
Net income	$ (396)
Financial Position Information as of December 31, 2004 Dollars in thousands

Current assets	$ 12,173
Property, plant and equipment, net	$ 2,606
Other assets	$ 283
Total assets	$ 15,062
Current liabilities	$ 6,328
Noncurrent liabilities	$ 20
Redeemable preferred stock	$ 19,835
Shareholders' deficit	$(11,121)
  Recent Pronouncements

  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using an option pricing model adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, the 4th quarter of fiscal 2005 for Green Mountain Coffee. The Company is currently evaluating the effect of this Statement on its results from operations. See footnote No. 7 for information as to the materiality of share-based compensation.

  Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the sixteen weeks ended January 15, 2005 and January 17, 2004 would have decreased to the pro forma amounts indicated below:
		Sixteen weeks ended
		January 15, 2005	January 17, 2004
Net income:	As reported	$ 2,406	$ 2,599
	Pro forma	$2,121	2,284
Diluted net income per share:	As reported	0.32	0.35
	Pro forma	0.28	0.31

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years; an average volatility of 42% and 45%; no dividend yield; and a risk-free interest rate averaging 3.83% and 2.85%, for the grants issued during the sixteen weeks ended January 15, 2005 and January 17, 2004, respectively. The weighted-average fair values of options granted during the sixteen weeks ended January 15, 2005 and January 17, 2004 are $10.8 and $10.2, respectively.

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the sixteen week periods ended January 15, 2005 and January 17, 2004, the Company recorded compensation costs of $92,000 and $62,000, to accrue for anticipated stock distributions under the ESOP, respectively. On January 15, 2005, the ESOP held 21,060 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the Plan. In each of the sixteen week periods ended January 15, 2005 and January 17, 2004, $8,000 of compensation expense has been recorded under this Plan.

  Income Taxes

  On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,090,500 over a five year period beginning in fiscal year 2004. The capital investment tax credits are $1,843,728 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are subject to recapture and disallowance provisions due to curtailment of trade or business. A Company is deemed to have substantially curtailed its trade or business if the average number of full-time employees in any period of 120 consecutive days is less than 75% of the highest average number of full-time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit.  The Company's estimated effective tax rate for the year has been reduced by the total credit that is expected to be earned by year-end. The Company expects that its fiscal 2005 tax rate, including benefit from the tax credit, will be approximately 40.3%.

  Fixed assets

  Fixed assets consist of the following:

	Useful Life in Years	January 15, 2005	September 25, 2004

Production equipment	3 - 15	$ 23,881,000	$ 21,719,000
Equipment on loan to wholesale customers	3 - 5	10,517,000	10,427,000
Computer equipment and software	2 - 5	8,950,000	8,668,000
Building	30	5,449,000	5,198,000
Furniture and fixtures	2 - 10	3,168,000	2,904,000
Vehicles	4 - 5	894,000	1,018,000
Leasehold improvements	2 - 10 or remaining life of the lease, whichever is less	3,675,000	3,675,000
Construction-in-progress		4,881,000	6,145,000

Total fixed assets		61,415,000	59,754,000

Accumulated depreciation		(24,293,000)	(23,252,000)

		$ 37,122,000	$ 36,502,000
		========	==========

  Total depreciation expense relating to all fixed assets was $1,778,000 and $1,368,000 for the sixteen weeks ended January 15, 2005 and January 17, 2004, respectively.

  At January 15, 2005, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $4,881,000. This balance primarily includes expenditures related to production process control systems and automation of packaging systems. All assets in construction in progress are expected to be ready for production use by the end of fiscal 2005.

  In the sixteen weeks ended January 15, 2005 and January 17, 2004, the Company capitalized $83,000 and $22,000 of interest expense, respectively.

  Related party transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the sixteen weeks ended January 15, 2005 and January 17, 2004, Heritage Flight billed the Company the amount of $46,000 and $86,000, respectively, for travel services to various employees of the Company.

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

In addition, the Company has an equity investment in Keurig, Incorporated, a small private company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss. Such operating losses and the related tax benefits may affect the valuation of the Company's equity investment in Keurig. Further, there is a uncertainty around Keurig's marketing expenditures supporting the Keurig Single-Cup Brewer for the home and results could materially vary depending on Keurig, Incorporated's success in the home and small office brewer market. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Overview

Green Mountain Coffee Roasters, Inc. ("Green Mountain" or "the Company") sells coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

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

Results of Operations

Sixteen weeks ended
	January 15, 2005	January 17, 2004

Net sales	100.0%	100.0%
Cost of sales	64.6%	60.1%
Gross profit	35.4%	39.9%

Selling and operating expenses	20.1%	21.8%
General and administrative expenses	5.6%	6.2%
Operating income	9.7%	11.9%

Other income (expense)	0.3%	0.0%
Interest expense	(0.5)%	(0.2)%
Income before taxes	9.5%	11.7%

Income tax expense	(3.8)%	(4.9)%
Income before equity in net earnings of Keurig, Incorporated	5.7%	6.8%
Equity in net earnings of Keurig, Incorporated	(0.9)%	(0.8)%
Net income	4.8%	6.0%
	===	===

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Total Company Coffee Pounds Shipped by Sales Channel - Unaudited

Channel	Q1 16 wks. ended 1/15/05	Q1 16 wks. ended 1/17/04	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
Supermarkets	1,954	1,798	156	8.7%
Convenience Stores	1,682	1,574	108	6.9%
Office Coffee Service Distributors	1,466	1,195	271	22.7%
Food Service	964	802	162	20.2%
Consumer Direct	233	187	46	24.6%
Totals	6,299	5,556	743	13.4%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note 2: The pounds shipped reported as part of the Consumer Direct channel include shipments made to Keurig, Incorporated for resale to the retail channel.

Coffee Pounds Shipped by Geographic Region - Unaudited

Region	Q1 16 wks. ended 1/15/05	Q1 16 wks. ended 1/17/04	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
New England	2,589	2,423	166	6.9%
Mid-Atlantic	1,913	1,694	219	12.9%
South	1,078	861	217	25.2%
Midwest	317	240	77	32.1%
West	354	283	71	25.1%
International	48	55	(7)	(12.7)%
Totals	6,299	5,556	743	13.4%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Sixteen weeks ended January 15, 2005 versus sixteen weeks ended January 17, 2004

Net sales increased by $7,072,000, or 16.3%, to $50,357,000 for the sixteen weeks ended January 15, 2005 (the "2005 period"), as compared to the sixteen weeks ended January 17, 2004 (the "2004 period"). Coffee pounds shipped increased by approximately 743,000 pounds, or 13.4%, to approximately 6,299,000 pounds in the 2005 period. The difference between the dollar sales and pounds shipped growth rates is due to significantly higher sales of Keurig K-Cups® which carry a higher sales price per pound, and sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The pounds increase was strongest in the Office Coffee Service ("OCS") channel, which increased 271,000 pounds, or 22.7%, primarily due to strong K-Cup sales driven by increased penetration of the Keurig® B-100 brewers in small offices and by continued success of teas in K-Cups. Sales in the Food Service channel were also very strong with a quarter-over-quarter growth of 162,000 pounds, or 20.2%, as a result of the new customer, Brueggers Bakery, a chain of 240 casual restaurants throughout the United States. The supermarket channel increased their pounds shipped by 156,000 pounds, or 8.7%, over the 2004 period due primarily to distribution to Publix Supermarkets which began in the first quarter of 2004 and to strong sales to Costco. The Convenience Store channel increased pounds shipped by 108,000 pounds, or 6.9%, over the 2004 period led by sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil. The Consumer Direct channel grew 46,000 pounds, or 24.6%, with the majority of growth related to the sales of the Keurig® Single Cup brewers for the home and associated K-Cups® as well as sales to Keurig, Inc. for their Keurig® Single Cup B-50 brewer sales launch.

Gross profit increased by $546,000, or 3.2%, to $17,823,000 for the 2005 period. As a percentage of net sales, gross profit decreased 4.5 percentage points to 35.4% for the 2005 period. This decrease is attributable to higher green coffee prices, variation in sales mix, higher delivery and fuel costs, increased depreciation and distribution costs associated with the start-up of the new distribution center and increased short-term costs associated with additional K-Cup manufacturing capacity.

Selling, general and administrative expenses increased by $806,000, or 6.6%, to $12,946,000 for the 2005 period. As a percentage of sales, selling, general and administrative expenses decreased 2.3 percentage points to 25.7% of sales. This improvement was the result of leveraging selling and organizational resources on a higher sales base and lower bad debt expense as compared to last year's first quarter where there was an increase in the reserves for bad debts.

As a result of the foregoing, operating income decreased by $259,000, or 5.0%, to $4,877,000 for the 2005 period.

Interest expense increased by $124,000 to $231,000 for the 2005 period. This increase is due mainly to higher debt balances due to the Company's amendment to its credit facilities which took place in the second quarter of fiscal 2004. In the 2005 period and the 2004 period, the Company capitalized $83,000 and $22,000, respectively, of interest expense associated with investments in production equipment currently classified as construction in progress. This increase was due mainly to a higher construction-in-progress balance in the first quarter of fiscal 2005 due to the distribution center construction project.

Income tax expense decreased $186,000, or 8.8%, to $1,935,000 for the 2005 period. The effective tax rate for the 2005 period was 40.2%, down from 42.0% in the 2004 period due to the favorable impact of state tax incentives awarded during the second quarter of fiscal 2004 under the Vermont Economic Advancement Tax Incentive Program.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as the Company's Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Green Mountain's percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at January 15, 2005 and September 25, 2004. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain.

The equity in the net earnings of Keurig in the 2005 period was a loss of $469,000 or $0.06 per diluted share, of which $272,000 or $0.04 per diluted share relates to the accounting for the accretion of the estimated redemption value of Keurig, Inc.'s preferred stock. Generally Accepted Accounting Principles (GAAP) require that, under the equity method of accounting, the investor (GMCR) should compute its share of earnings (or losses) of the investee (Keurig, Inc.) after reduction of accretion of the estimated redemption value of redeemable preferred stock issued by the investee. The carrying value of Keurig, Inc.'s Preferred Stock is being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value is calculated based on Keurig's estimate of the amount the holders of the preferred shares will receive upon liquidation, as approved by Keurig's Board of Directors. The most recent valuation was performed by Keurig as of December 31, 2004. As the time remaining until the redemption date decreases, any significant change in Keurig's estimate of the redemption value of its preferred stock will have a greater impact. The Company recognizes its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at January 15, 2005 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm. In the 2004 period, the equity in Keurig's net earnings was a loss of $331,000.

Net income decreased by $193,000, or 7.4%, to $2,406,000 in the 2005 period. Earnings per diluted share were $0.32 in the 2005 period as compared to $0.35 in the 2004 period.

Liquidity and Capital Resources

Working capital increased $1,080,000 to $12,803,000 at January 15, 2005 from $11,723,000 at September 25, 2004. This increase is primarily due to an increased cash balance.

Net cash provided by operating activities decreased by $562,000, or 8.6%, to $5,942,000 in the 2005 period. Cash flows from operations were used to fund capital expenditures and repay long-term debt in the 2004 period.

During the 2005 period, Green Mountain had capital expenditures of $2,680,000, including $1,427,000 for building, equipment and fixtures, $800,000 for loaner equipment, and $453,000 for computer equipment and software.

During the 2004 period, Green Mountain had capital expenditures of $4,584,000, including $2,743,000 for equipment, $1,101,000 for leasehold improvements and fixtures, $489,000 for loaner equipment, $244,000 for computer equipment and software, and $7,000 for vehicles.

At January 15, 2005, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $4,881,000. This balance primarily includes expenditures related to production process control systems and automation of packaging systems. All assets in construction in progress are expected to be ready for production use by the end of fiscal 2005.

On June 30, 2004 the Company modified its existing credit facility with Fleet National Bank ("Fleet"). The second participating lender in this modified facility is Citizens Bank New Hampshire ("Citizens"). The modified facility provides for a $17 million term loan which expires in July 2009, a $10 million revolving line of credit which expires in March 2006, and a $5 million equipment line of credit with a term out of 5 years per amount drawn. The modified credit facility was used to finance the Company's new distribution center and related equipment, as well as for ongoing working capital purposes.

At January 15, 2005, the outstanding balance on the term loan was $15,150,000. No amounts were outstanding under the equipment line of credit or the revolving line of credit.

The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. As of January 15, 2005, the Company was in compliance with all covenants under this agreement.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Effective June 29, 2004, the Company also entered into a $17,000,000 amortizing interest rate swap agreement, in order to fix the interest rate on its term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The notional amount of the swap at January 15, 2005 was $15,150,000.

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

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2005, remaining	$1,772,000	$1,151,000	$16,020,000	$18,943,000
2006	3,489,000	1,294,000	1,234,000	6,017,000
2007	3,457,000	912,000	109,000	4,478,000
2008	3,431,000	775,000	109,000	4,315,000
2009	3,262,000	731,000	109,000	4,102,000
Thereafter	-	2,733,000	-	2,733,000
Total	$ 15,411,000	$7,596,000	$17,581,000	$40,588,000

In addition to these minimum lease commitments, the Company anticipates leasing the land underneath its new warehousing and distribution facility from Pilgrim Parternship, LLC.

Outlook

For its fiscal year ended September 24, 2005, the Company anticipates net sales growth of 15% to 20% and coffee pounds growth of 12% to 16%, a gross margin in the range of 36.0% to 37.0% and an operating margin in the range of 9.7% to 10.3%. The Company expects interest expense to increase to approximately $800,000 to $900,000, up from $282,000 in fiscal 2004 due to the recent completion of the new distribution center and the cessation of capitalization of the related interest expenses. The Company's tax rate for fiscal 2005 is anticipated to increase to 40.2% from 39.2% in fiscal 2004 due to lower capital expenditures in fiscal 2005 and the associated decrease of the favorable impact of the awarded state tax incentives under the Vermont Economic Advancement Tax Incentive Program. The Company currently expects that the recognition of its share of Keurig's loss for fiscal year 2005 will reduce diluted earnings per share by $0.11 to $0.16 including approximately $0.06 per share related to the accretion adjustment for the estimated redemption value of the preferred stock of Keurig, Inc. Due to the recent accounting pronouncement related to accounting for stock compensation, the Company anticipates that it will incur a quarterly charge starting in its fiscal fourth quarter of approximately $0.03 per share for stock option compensation. Based on all of these factors, the Company anticipates its fully diluted earnings per share for fiscal year 2005 will be in the range of $1.12 to $1.19 per share.

Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 25, 2004). Actual results could differ from those estimates.

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

Sales of specialty coffee constitutes nearly 100% of the Company's net revenues.

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

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, but have been trending up in fiscal 2005. Management believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain Coffee tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In recent years, while the "C" price has been at or near historic lows, differentials have generally been on the rise.

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
The Company relies on PeopleSoft (recently acquired by Oracle Incorporated) and its employees and subcontractors in connection with its software management system that is essential to the Company's operations, including without limitation accounting, inventory, and sales. If PeopleSoft was to experience financial, operational, or quality assurance difficulties, or if there were any other disruption in the Company's relationship with PeopleSoft, the Company may decide to purchase and/or implement a new software management system, which could have a material adverse effect on the Company.

With the continued significant increase in the sales of K-Cups® for the Keurig® Single Cup Brewers, the Company may not be able to increase K-cup manufacturing capacity in time to keep up with sales volume.

The demand for K-Cups is expected to continue to increase rapidly driven by the growth in sales of Keurig brewers to offices and homes and by continued success of teas in K-Cups. The Company has reached maximum K-Cup manufacturing capacity at its Waterbury facility and is currently outsourcing some of its K-cup manufacturing. Although the Company is in the process of adding additional K-cup manufacturing capacity that would be adequate to meet the anticipated demand, there is a risk that K-cup manufacturing capacity will not be brought fully online to meet short-term sales demand.

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

Expected maturity date	2005, remaining	2006	2007	2008	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	-	-	-	-	-	-
Average interest rate	-	-	-	-	-	-
Fixed rate (in thousands)	$1,772	$3,489	$3,457	$3,431	$3,262	$15,411
Average interest rate	5.04%	5.10%	5.15%	5.18%	5.19%	5.14%

 At January 15, 2005, the Company had no debt subject to variable interest rates.

The Company entered into an interest rate swap agreement with Fleet National Bank ("Fleet") effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2009. The notional amount at January 15, 2005 was $15,150,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At January 15, 2005, the Company estimates it would have paid $102,000 (gross of tax) to terminate the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At January 15, 2005, the company held no outstanding futures contracts.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	2/23/2005	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	2/23/2005	By /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer