Form 10-K/A
period 2004-09-25
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2005-03-30
CIK 909954

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
Yes [X]  No [ ]

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 25, 2004 of Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain" or "Green Mountain Coffee") is being filed to include the audited financial statements of Keurig, Incorporated ("Keurig") for the fiscal year ended December 31, 2004 as required by Rule 3-09 of Regulation S-X. Green Mountain has a 41.8% equity interest in Keurig. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

A consent of Ernst & Young LLP, independent registered public accounting firm for Keurig, is being filed as an exhibit hereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct (incorporated by reference to Exhibit 14 in Annual Report on Form 10-K for the fiscal year ended September 27, 2003).
23.	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23 in the Annual Report on Form 10-K for the year ended September 25, 2004).
23.1	Consent of Ernst & Young LLP.***
24.	Powers of Attorney (incorporated by reference to Exhibit 24 in the Annual Report on Form 10-K for the year ended September 25, 2004).
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
* Management contract or compensatory plan ** Superceded and replaced by the agreements included in Exhibit 4.1 and related to a new credit facility *** Filed herewith

(d) Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons.

The financial statements of Keurig, Incorporated for the fiscal year ended December 31, 2004 are filed as part of this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
By: /s/ Frances G. Rathke FRANCES G. RATHKE Chief Financial Officer

Audited Financial Statements

Keurig, Inc.
Years Ended December 31, 2004, 2003 and 2002

Keurig, Inc.

Audited Financial Statements

Years Ended December 31, 2004, 2003 and 2002

Contents

Report of Independent Auditors                                                               1

Audited Financial Statements
Balance Sheets                                                                                         2
Statements of Operations                                                                          3
Statements of Redeemable Preferred Stock and Stockholders' Equity        4
Statements of Cash Flows                                                                         5
Notes to Financial Statements                                                                   6

Report of Independent Registered Public Accounting Firm

The Board of Directors
Keurig, Inc.

We have audited the accompanying balance sheets of Keurig, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keurig, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2005

Keurig, Inc.
Balance Sheets
	December 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 3,863,962	$ 2,856,939
Accounts receivable, net of allowances of $207,888 in 2004 and $113,000 and 2003	5,397,455	4,437,314
Inventories	2,240,703	1,584,909
Prepaid expenses and other assets	585,993	345,111
Total current assets	12,088,113	9,224,273

Equipment, net of accumulated depreciation and amortization	2,605,816	5,225,592
Restricted cash	84,874	84,441
Other assets, principally equipment deposits	283,616	330,464
	______________	_____________
	$ 15,062,419	$ 14,864,770

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 6,328,632	$ 4,292,940
Current portion of capital lease obligations	-	39,269
Total current liabilities	6,328,632	4,332,209

Other liabilities	20,066	68,133

Commitments (Note 6)	-	-

Series C Redeemable Convertible Preferred Stock at redemption value, $.01 par value; 1,550,000 shares authorized, issued and outstanding (liquidation preference of $6,507,017)

Series B Redeemable Convertible Preferred Stock at redemption value, $.01 par value; 500,000 shares authorized, issued and outstanding (liquidation preference of $3,524,212)

	13,887,151 5,947,816	12,684,711 5,315,916
Series A Convertible Preferred Stock, $.01 par value; 103,091 shares authorized and issued, including 42,749 treasury shares (liquidation preference of $292,641)	1,031	1,031
Common Stock, $.01 par value; 7,100,000 shares authorized; 3,309,842 shares in 2004 and 3,309,317 shares in 2003 issued and outstanding, including 1 treasury share	33,098	33,093
Additional paid-in capital	18,609,970	18,516,601
Accretion to redemption value on Series B and C Redeemable Convertible Preferred Stock	(12,842,985)	(11,008,645)
Accumulated deficit	(16,797,957)	(14,953,876)
Treasury stock, at cost	(124,403)	(124,403)
	______________	_____________
	$ 15,062,419	$ 14,864,770

See accompanying notes.

Keurig, Inc.
Statements of Operations
	Years Ended December 31
	2004	2003	2002
Revenues:
Product revenue	$ 20,367,218	$ 14,360,437	$10,398,137
Royalty income	13,804,943	10,105,459	8,409,516
Packaging equipment sales	2,602,146	886,062	3,349,258
	36,774,307	25,351,958	22,156,911
Costs and expenses:
Cost of product revenue	16,247,921	11,243,650	7,195,250
Cost of royalty income	239,381	348,738	608,650
Cost of packaging equipment sales	2,229,649	680,854	2,270,638
Research and development	3,582,806	2,851,427	2,220,483
Selling, general and administrative	16,428,211	13,838,945	9,214,985
Impairment charges	-	530,038	-
	38,727,968	29,493,652	21,510,006

Income (loss) from operations	(1,953,661)	(4,141,694)	646,905

Other income (expense):
Interest income	13,964	33,578	110,547
Interest expense	(33,763)	(10,335)	(480,062)
Other	129,379	151,692	131,307
	____________	___________	___________
Net income (loss)	$ (1,844,081)	$ (3,966,759)	$ 408,697

See accompanying notes.

Keurig, Inc.
Statements of Redeemable Preferred Stock and Stockholders' Equity
			Series B Redeemable		Series C Redeemable				Additional	Accretion to Redemption Value on Series B and C
	Series A Convertible		Convertible		Convertible					Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Preferred	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Stock	Total

Balance at December 31, 2001	103,091	$1,031	362,909	$4,101,883	1,451,577	$12,449,881	1,948,721	$19,487	$ 9,504,426	$(10,616,092)	$(11,395,814)	$(187,407)	$ 3,877,395
Exercise of stock options							37,390	374	174,251				174,625
Exercise of warrants							120,106	1,201	545,281				546,482
Sale of capital stock			137,091	769,899	98,423	286,411	1,193,837	11,938	8,256,115			63,004	9,387,367
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				163,062		(50,600)				(112,462)			-
Net income	_________	__________	__________								408,697		408,697
Balance at December 31, 2002	103,091	1,031	500,000	5,034,844	1,550,000	12,685,692	3,300,054	33,000	18,480,073	(10,728,554)	(10,987,117)	(124,403)	14,394,566
Exercise of stock options							9,263	93	36,528				36,621
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				281,072		(981)				(280,091)			-
Net loss											(3,966,759)		(3,966,759)
Balance at December 31, 2003	103,091	1,031	500,000	5,315,916	1,550,000	12,684,711	3,309,317	33,093	18,516,601	(11,008,645)	(14,953,876)	(124,403)	10,464,428
Exercise of stock options							525	5	93,369				93,374
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				631,900		1,202,440				(1,834,340)			-
Net loss											(1,844,081)		(1,844,081)
	________	_________	_________	_________	________	________	____________	________	__________	___________	__________	__________	__________
Balance at December 31, 2004	103,091	$1,031	500,000	$5,947,816	1,550,000	$13,887,151	3,309,842	$33,098	$18,609,970	$(12,842,985)	$(16,797,957)	$(124,403)	$ 8,713,721

See accompanying notes.

Keurig, Inc.
Statements of Cash Flows
	Years Ended December 31
	2004	2003	2002
Operating activities
Net income (loss)	$(1,844,081)	$(3,966,759)	$ 408,697
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,409,528	1,019,742	1,061,205
Loss from impairment/disposal of equipment	-	530,038	87,115
Costs related to early extinguishments of secured debentures and capital leases	-	-	331,710
Changes in operating assets and liabilities:
Accounts receivable	(960,141)	(2,689,753)	37,864
Inventories	1,573,855	124,650	2,779,911
Prepaid expenses and other assets	(194,467)	(150,833)	31,301
Accounts payable and accrued expenses	2,035,692	2,290,224	(385,524)
Other liabilities	(48,067)	(48,249)	(48,158)
Net cash provided (used) by operating activities	1,972,319	(2,890,940)	4,304,121

Investing activity
Purchase of equipment	(1,019,401)	(2,606,643)	(2,617,725)
Net cash used in investing activity	(1,019,401)	(2,606,643)	(2,617,725)

Financing activities
Proceeds from sale of capital stock	-	-	9,387,367
Early extinguishment of secured debentures	-	-	(1,165,547)
Early extinguishment of capital lease obligations, net of deposits	-	-	(1,820,788)
Payment of capital lease obligations	(39,269)	(59,955)	(804,912)
Proceeds from exercise of stock options and warrants	93,374	36,621	721,107
Net cash provided (used) by financing activities	54,105	(23,334)	6,317,227

(Decrease) increase in cash and cash equivalents	1,007,023	(5,520,917)	8,003,623
Cash and cash equivalents at beginning of year	2,856,939	8,377,856	374,233
Cash and cash equivalents at end of year	$ 3,863,962	$ 2,856,939	$ 8,377,856

Noncash investing activities
Reclassification of packaging equipment from equipment to inventories	$(2,229,649)	$(1,167,485)	$(2,270,638)

Supplemental data
Interest paid	$ 1,961	$ 10,725	$ 491,530

See accompanying notes.

Keurig, Inc.
Notes to Financial Statements

December 31, 2004

1. The Company

Keurig, Inc. (the Company) was incorporated in 1992 to develop and sell a portion-pack single-cup coffee-brewing system for specialty coffees. The Company is currently designing, developing, manufacturing, marketing and selling (both directly or through third parties) brewer and portion-pack single-cup beverage systems, related manufacturing equipment and accessory products for away-from-home and at-home use on a global basis.

In February 2002, the Company issued 1,193,837 shares of Common Stock, 158,742 shares of Series B Redeemable Convertible Preferred Stock and 98,423 shares of Series C Redeemable Convertible Preferred Stock to Van Houtte Inc. (Van Houtte) for gross cash proceeds of $9,509,500. This investment represents an ownership interest of approximately 27%. Van Houtte is a coffee roaster that manufactures and distributes portion-packs of its brand coffees for brewing coffee by the cup in the Keurig coffee-brewing system.

As of December 31, 2002, Green Mountain Coffee Roasters, Inc. (Green Mountain), as a result of purchasing shares of common and preferred stock held by existing investors in Keurig, had acquired a 42% ownership interest in the Company. Green Mountain has been conducting business with Keurig since 1994 in connection with both the development of a single-cup brewing system and as the initial licensed roaster and distributor of portion-packs.

2. Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable consist of the following at December 31:

	2004	2003

Trade receivables	$3,555,080	$2,467,409
Royalties receivable	2,050,263	2,082,905
	5,605,343	4,550,314
Less allowances for returns and doubtful accounts	(207,888)	(113,000)
	$5,397,455	$4,437,314

Inventories

Inventories, consisting of finished goods comprised of coffee brewers and related parts and accessories, and portion-packs are valued at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

Revenue is recognized when brewers are shipped and title has passed to the customer. Product revenue is comprised of the total sales billed during the period less the sales value of estimated returns, trade discounts and customers' allowances. The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its customers until the right-of-return period lapses. Royalty revenue is recognized upon shipment of K-Cups by roasters as set forth under the terms and conditions of various licensing agreements. Revenue related to packaging equipment is recognized once installation is complete and accepted by the customer.

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

Van Houtte and Green Mountain accounted for approximately 40% and 55% of the accounts receivable balance at December 31, 2004 and 2003, respectively, and 35%, 47% and 51% of the Company's total revenues for 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and the related interpretations included in Financial Accounting Standards Board (FASB) Interpretation No. 44, in accounting for its stock-based compensation plans for employees, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement (SFAS) No. 123, Accounting for Stock-Based Compensation, as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of options granted to employees or directors under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

Pro forma information regarding net income (loss) was computed in accordance with SFAS No. 123, and has been determined as if the Company accounted for its employee stock options granted under the fair value methods of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rate of 3.43% in 2004, 2.8% in 2003 and 3.1% in 2002, dividend yield of 0%, volatility factor of .96 in 2004, 1.01 in 2003 and 1.10 in 2002, and a weighted-average expected life of the option of four years. The Company's pro forma information is as follows:

	2004	2003	2002
Net income (loss), as reported	$(1,844,081)	$(3,966,759)	$ 408,697
Less: Total stock-based compensation expense determined under the fair value based method for all employee awards	(355,793)	(378,427)	(311,026)
Pro forma net income (loss)	$(2,199,874)	$(4,345,186)	$ 97,671

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

During 2004, the Company changed the useful lives of classified certain machinery and equipment from five to three years due to technological changes affecting the useful lives of these assets. The additional depreciation recognized in 2004 due to this change in estimate was approximately $450,000. During 2003, the Company recorded impairment charges of approximately $530,038 related to certain production equipment that will no longer be utilized in operations and for which no alternative use exists.

Income Taxes

Deferred income taxes are determined utilizing the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Equipment

Equipment is stated at cost and consists of the following at December 31:

	2004	2003

Production equipment	$5,045,906	$5,978,383
Office equipment	195,406	171,502
Packaging equipment in progress	365,052	1,982,850
	5,606,364	8,132,735
Less accumulated depreciation and amortization	(3,000,548)	(2,907,143)
	$2,605,816	$5,225,592

Depreciation and amortization of equipment is principally calculated using the straight-line method over three to seven years, which is the estimated useful life of the related equipment.

Depreciation expense amounted to $1,409,528, $1,019,742 and $1,061,205 in 2004, 2003 and 2002, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2004	2003

Accounts payable	$3,092,527	$2,262,083
Accrued compensation	1,606,606	1,339,642
Accrued warranty costs	242,371	162,325
Deferred royalties and deposits	952,532	348,273
Other	434,596	180,617
	$6,328,632	$4,292,940

Warranty Obligations

The Company provides for the estimated cost of product warranties, primarily using historical information and repair costs, at the time product revenue is recognized. The Company experienced a significant increase in warranty claims during 2004 compared to historical claim rates related to an unexpected increase in failure rates for certain parts. The Company believes the exposure related to the parts has been appropriately remediated, and future warranty claims will be consistent with historical patterns. The changes in the carrying amount of product warranties for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Balance at beginning of year	$ 162,325	$ 222,650
Provision charged to income	798,377	233,210
Usage	(718,331)	(293,535)
Balance at end of year	$ 242,371	$ 162,325

Advertising Costs

All advertising costs are expensed as incurred. Total advertising expense for the year ended December 31, 2004, 2003 and 2002 amounted to $271,640, $67,439 and $35,274, respectively.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform with the 2004 presentation.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted for nonpublic entities at the beginning of the first annual period beginning after December 15, 2005. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, that established standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. Financial instruments within its scope that were previously classified as equity, such as mandatorily redeemable shares, must be classified as a liability. Subsequent to the issuance of SFAS No. 150, the FASB issued FSP 150-3, which further deferred the transition requirements for nonpublic companies. The classification, measurement and disclosure provisions of SFAS No. 150 are deferred indefinitely pending further Board action.

 3. License and Distribution Agreements

In February 2001, the Company entered into a series of agreements (Agreements) with Ueshima Coffee Co., Ltd. (UCC). The purpose of the Agreements was to facilitate the manufacture and sale of the Company's beverage systems in Japan and other Asian markets. As a result of the Agreements, the Company owns a 10% interest in a corporate joint venture, which has been accounted for under the cost method, and executed certain license and distribution agreements with UCC for the sale of its products. As required by the terms of the licensing agreement, the Company received an advance royalty of $240,790 upon the agreement's execution. This advance royalty amount is being recognized in income on a straight-line basis over the five-year term of the agreement. Amortization of the deferred royalty amounted to $48,158 per year during 2004, 2003 and 2002. The current portion of the deferred royalty is classified in accounts payable and accrued expenses. The long-term portion is classified in other liabilities.

4. Line of Credit

The Company had a line of credit arrangement with a bank, which provided up to $3,000,000 of borrowings, subject to the level of qualifying accounts receivable. The borrowings, due upon demand, were secured by a primary lien on all assets of the Company. The line of credit expired in December 2004.

In connection with entering into a previous line of credit arrangement, the Company issued warrants to purchase 17,857 shares of common stock at an exercise price of $7.00 per share. The right to exercise these warrants commenced as of the date of the agreement, and expires on July 20, 2006. The warrants include a conversion feature whereby the holder may convert the warrants, in whole or in part, into a number of common shares as determined by a conversion formula.

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

The debentures bore interest at a rate of 12.5% per annum. Interest was payable monthly in arrears on the first of each month, commencing on December 1, 2001. The debentures also included a mandatory exit fee as defined by the Debenture Purchase Agreement which was accrued as additional interest expense ratably over the expected term of the Debenture Purchase Agreement. The exit fee of $99,783 was paid to the holder of the debenture at the time of repurchase which amount has been recognized as a loss on extinguishment of debt.

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

The Company leased certain assets under capital leases which expired in 2004. At December 31, 2003 and 2002, the Company had $170,395 in assets under capital lease. Amortization on these capitalized leases amounted to $59,955 and $51,755 in 2003 and 2002, respectively. The Company also has certain operating leases which provide for a base rent plus real estate taxes, insurance and other expenses.

At December 31, 2004, the minimum commitments under these noncancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ending December 31,
2005	$ 546,039
2006	521,653
2007	545,667
$1,613,359

Rent expense totaled $528,655, $447,212 and $408,796 in 2004, 2003 and 2002, respectively.

The Company has an outstanding letter of credit in the amount of $59,874 which expires in December 2007, and is collateralized by restricted cash of the same amount at December 31, 2004. Additional restricted cash of $25,000 is held in a certificate of deposit to collateralize a business credit card arrangement.

7. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit)

Preferred Stock

Each share of Series A, B and C Preferred Stock is convertible, at the option of the holder, into shares of Common Stock at the conversion ratio then in effect. The conversion ratio at December 31, 2004 is one common share for each share of Series A and C Preferred Stock and 1.07558 for each share of Series B Preferred Stock. If the Company issues or sells future securities for consideration per share less than the then-existing conversion price per share of Series B and C Preferred Stock and the holder of the stock fails to purchase the portion to which they are entitled, then the percentage of shares held by such holder equal to the percentage amount by which such holder shall have failed to purchase these future securities shall automatically be converted into shares of Common Stock at the then-effective conversion ratio.

The holders of the Preferred Stock shall participate in any dividend or distribution declared or paid on the Common Stock on the basis of the numbers of shares of Common Stock into which the Preferred shares are convertible. A cumulative dividend on the Series B and C Preferred Stock accrues at a rate of 6% per share per annum. These dividends are payable, as determined by the Board of Directors, upon sale, liquidation or winding-up of the Company, or upon redemption of the Series B and C Preferred Stock. Accrued and unpaid dividends on the Series B and C Preferred Stock shall be paid prior to the payment of dividends on the Common Stock or any other Preferred Stock.

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

 Information regarding the Company's stock option plan is summarized below:

		Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2001	685,100	$4.22
Granted	213,900	5.00
Exercised	(37,390)	4.67
Cancelled	(26,188)	6.18
Options outstanding at December 31, 2002	835,422	4.36
Granted	297,798	5.00
Exercised	(9,263)	3.95
Cancelled	(37,522)	6.71
Options outstanding at December 31, 2003	1,086,435	4.46
Granted	51,500	5.75
Exercised	(575)	5.00
Cancelled	(26,925)	6.49
Options outstanding at December 31, 2004	1,110,435	$4.47

The weighted-average fair value of options granted in 2004, 2003 and 2002 was $3.94, $3.51 and $3.74, respectively. The weighted-average contractual life of options outstanding at December 31, 2004 was seven years.

At December 31, 2004, there were 443,724 options available for grant and 730,161 options exercisable at a weighted-average exercise price of $4.03.

Warrants

The Company has warrants outstanding at December 31, 2004 for the purchase of common stock, the details of which are as follows:

Shares Subject to Warrant	Exercise Price Per Share	Expiration Date
17,857	$ 7.00	July 2006
894	4.55	March 2008
53,580	7.00	March 2009
11,420	7.00	April 2009
4,000	10.00	March 2010

The Company has reserved 3,348,318 shares for the exercise of stock options and warrants, and conversion of Series A, B and C Preferred Stock.

8. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial and tax reporting. Deferred taxes are attributable to the following temporary differences:

	December 31
	2004	2003

Deferred tax liability:
Equipment	$ (323,000)	$ (317,000)

Deferred tax assets:
Net operating loss carryforwards	5,855,000	4,825,000
Allowance for doubtful accounts	83,000	45,000
Accrued expenses and allowances	306,000	173,000
Other	46,000	-
	5,967,000	4,726,000
Valuation allowance	(5,967,000)	(4,726,000)
Net deferred tax assets	$ -	$ -

For federal income tax purposes, the Company has net operating loss carryforwards (NOLs) of approximately $14,637,000 that can be used to offset future taxable income which expire through 2024. The use of these NOLs may be subject to limitations based on changes of ownership as defined in the Internal Revenue Code.

The effective tax rate differs from the expected federal and state rate due to the Company's full valuation allowance established due to the uncertainty of the realization of the NOLs and other deferred tax assets.