Form 10-Q
period 2005-04-09
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2005-05-19
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended April 9, 2005

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

YES [Ö ] NO [ ]

As of May 6, 2005, 7,179,815 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)
	April 9, 2005	September 25, 2004
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$6,579	$4,514
Receivables, less allowances of $561 and $481, respectively	16,048	13,776
Inventories	10,235	9,580
Other current assets	1,658	983
Income tax receivable	81	-
Deferred income taxes, net	627	616
Total current assets	35,228	29,469

Fixed assets, net	37,156	36,502
Investment in Keurig, Incorporated	9,936	10,604
Goodwill and other intangibles	1,446	1,446
Other long-term assets	362	311

	$84,128	$78,332
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,544	$ 3,259
Accounts payable	10,354	8,382
Accrued compensation costs	2,893	2,737
Accrued expenses	3,468	3,028
Other short-term liabilities	58	317
Income tax payable	-	23
Total current liabilities	20,317	17,746

Long-term debt	11,116	14,039
Deferred income taxes	2,786	2,132

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,335,864 and 8,260,261 shares at April 9, 2005 and September 25, 2004, respectively	834	826
Additional paid-in capital	23,874	22,884
Retained earnings	33,105	28,739
Accumulated other comprehensive income (loss)	0	(130)
ESOP unallocated shares, at cost - 21,060 shares	(568)	(568)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	49,909	44,415

	$84,128	$78,332
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Twelve weeks ended
	April 9, 2005	April 10, 2004

Net sales	$ 36,993	$ 31,058
Cost of sales	24,050	19,112
Gross profit	12,943	11,946

Selling and operating expenses	7,212	7,067
General and administrative expenses	2,343	2,376
Operating income	3,388	2,503

Other income	(114)	(1)
Interest expense	(147)	(38)
Income before income taxes	3,127	2,464

Income tax expense	(1,244)	(922)
Income before equity in earnings of Keurig, Incorporated, net of taxes	1,883	1,542
Equity in earnings of Keurig, Incorporated, net of taxes	77	(227)
Net income	$ 1,960	$ 1,315
	====	====
Basic income per share:
Weighted average shares outstanding	7,129,608	6,998,968
Net income	$ 0.27	$ 0.19

Diluted income per share:
Weighted average shares outstanding	7,571,245	7,411,449
Net income	$ 0.26	$ 0.18

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Twenty-eight weeks ended
	April 9, 2005	April 10, 2004

Net sales	$ 87,350	$ 74,343
Cost of sales	56,584	45,120
Gross profit	30,766	29,223

Selling and operating expenses	17,313	16,497
General and administrative expenses	5,188	5,086
Operating income	8,265	7,640

Other income	50	20
Interest expense	(378)	(145)
Income before income taxes	7,937	7,515

Income tax expense	(3,179)	(3,043)
Income before equity in earnings of Keurig, Incorporated, net of taxes	4,758	4,472
Equity in earnings of Keurig, Incorporated, net of taxes	(392)	(558)
Net income	$ 4,366	$ 3,914
	=====	====
Basic income per share:
Weighted average shares outstanding	7,114,257	6,987,343
Net income	$ 0.61	$ 0.56

Diluted income per share:
Weighted average shares outstanding	7,551,508	7,411,145
Net income	$ 0.58	$ 0.53

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Twelve weeks ended			Twenty-eight weeks ended
	April 9, 2005	April 10, 2004	April 9, 2005	April 10, 2004

Net income	$ 1,960	$ 1,315	$ 4,366	$ 3,914
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	60	30	190	70
(Gains) losses on derivatives designated as cash flow hedges included in net income	(64)	(5)	(60)	4
Other comprehensive income (loss)	(4)	25	130	74
Comprehensive income	$ 1,956	$ 1,340	$ 4,496	$ 3,988
	====	====	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended April 9, 2005
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	ESOP unallocated shares		Treasury Stock		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 25, 2004	8,260,261	$ 826	$ 22,884	$ 28,739	$ (130)	(21,060)	$(568)	(1,157,554)	$(7,336)	$ 44,415
Options exercised	54,085	6	300	-	-	-	-	-	-	306
Shares issued under Employee Stock Purchase Plan	21,518	2	359	-	-	-	-	-	-	361
Tax benefit from exercise of options	-	-	267	-	-	-	-	-	-	267
Deferred compensation and stock compensation expense	-	-	64	-	-	-	-	-	-	64
Other comprehensive income, net of tax	-	-	-	-	130	-	-	-	-	130
Net income	-	-	-	4,366	-	-	-	-	-	4,366

Balance at April 9, 2005	8,335,864	$ 834	$ 23,874	$ 33,105	$ 0	(21,060)	$(568)	(1,157,554)	$(7,336)	$ 49,909
	====	===	====	====	===	===	====	====	===	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)
	Twenty-eight weeks ended
	April 9, 2005	April 10, 2004

Cash flows from operating activities:
Net income	$ 4,366	$ 3,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,142	2,431
Gain on disposal of fixed assets	(4)	(10)
Provision for doubtful accounts	207	326
Change in fair value in interest rate swap	(388)	(40)
Change in fair value in futures derivatives	180	(10)
Change in accumulated other comprehensive income	130	74
Tax benefit from exercise of non-qualified options	267	164
Equity in net loss of Keurig, Incorporated	668	558
Deferred income taxes	643	25
Deferred compensation and stock compensation	64	35
Changes in assets and liabilities:
Receivables	(2,479)	(1,669)
Inventories	(655)	61
Income tax receivable	(104)	169
Other current assets	(797)	(255)
Other long-term assets, net	20	15
Accounts payable	1,972	1,072
Accrued compensation costs	156	288
Accrued expenses	440	288
Net cash provided by operating activities	7,828	7,436

Cash flows from investing activities:
Capital expenditures for fixed assets	(4,338)	(8,467)
Proceeds from disposals of fixed assets	546	197
Net cash used for investing activities	(3,792)	(8,270)

Cash flows from financing activities:
Proceeds from issuance of common stock	667	498
Proceeds from issuance of debt	116	-
Net repayment of long-term debt and capital lease obligations	(2,754)	(2,828)
Net change in revolving line of credit	-	2,850
Net cash provided by (used for) financing activities	(1,971)	520

Net increase in cash and cash equivalents	2,065	(314)
Cash and cash equivalents at beginning of period	4,514	502
Cash and cash equivalents at end of period	$ 6,579	$ 188
	====	====

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included and are of a normal recurring nature. Results from operations for the twelve and twenty-eight week periods ended April 9, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain") for the fiscal year ended September 25, 2004.

2. Inventories

Inventories consisted of the following at:

	April 9, 2005	September 25, 2004
Raw materials and supplies	$ 5,549,000	$ 5,020,000
Finished goods	4,686,000	4,560,000
	$ 10,235,000	$ 9,580,000
	=====	=====

Inventory values above are presented net of $129,000 and $166,000 of obsolescence reserves at April 9, 2005 and September 25, 2004, respectively.

At April 9, 2005, the Company had approximately $17,670,000 in green coffee purchase commitments, of which approximately 68% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.20 per pound and a price of $11 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2005	April 10, 2004	April 9, 2005	April 10, 2004
Numerator - basic and diluted earnings per share : Net income	$ 1,960	$ 1,315	$ 4,366	$ 3,914
Denominator:	=====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	7,129,608	6,998,968	7,114,257	6,987,343
Effect of dilutive securities - stock options	441,637	412,481	437,251	423,802
Diluted earnings per share - weighted average shares outstanding	7,571,245	7,411,449	7,551,508	7,411,145
	=====	=====	=====	=====
Basic earnings per share	$ 0.27	$ 0.19	$ 0.61	$ 0.56
Diluted earnings per share	$ 0.26	$ 0.18	$ 0.58	$ 0.53

For the twelve weeks ended April 9, 2005 and April 10, 2004 options to purchase 15,000 and 108,000 shares respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At April 9, 2005, the Company held outstanding futures contracts with a fair market value of $(72,000). These futures contracts are hedging coffee purchase commitments that take place in the next four months and the related gains and losses will be reflected in cost of sales in the next two fiscal quarters when the related finished goods inventory is sold. At September 25, 2004, the Company held futures contracts with a total fair market value of $122,000.

  At April 9, 2005, deferred losses on futures contracts designated as cash flow hedges amounted to $72,000 ($43,000 net of taxes). These deferred losses are classified in accumulated other comprehensive income. In the twelve and twenty-eight weeks ended April 9, 2005, total gains on futures contracts included in cost of sales amounted to $107,000 and $100,000 (gross of tax). In the twelve and twenty-eight weeks ended April 10, 2004, total gains (losses) on futures contracts (gross of tax) included in cost of sales amounted to $9,000 and ($9,000), respectively.

  In addition to futures contracts, the Company occasionally purchases coffee options. Such options are not designated as hedges and are adjusted to fair market value each reporting period, with the corresponding gain or loss reflected in income. At April 9, 2005, the Company held options with a fair market value of $14,000. At September 25, 2004, the Company held no coffee options.

  The Company entered into an interest rate swap agreement with Fleet National Bank ("Fleet") effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2009. The notional amount at April 9, 2005 was $14,300,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At April 9, 2005, the Company estimates it would have received $71,000 (gross of tax) if the agreement was terminated. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  For the twelve and twenty-eight weeks ended April 9, 2005, the Company paid $52,000 and $163,000, respectively, in additional interest expense pursuant to the swap agreement. For the twelve and twenty-eight weeks ended April 10, 2004, the Company paid $23,000 and $57,000, respectively, in additional interest expense pursuant to another swap agreement, that has since then been cancelled. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of April 9, 2005 and September 25, 2004, the shares of Common Stock owned by the Company represent approximately 49.6% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% of Keurig's common equivalent shares. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002.

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

  In conjunction with its purchase of Keurig's stock in 2002, the Company issued 42,000 Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig, Inc. as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig's stock and the price paid by Green Mountain Coffee when it acquired Keurig stock in 2002.

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $2,514,000 and $1,785,000 for the twelve weeks ended April 9, 2005 and April 10, 2004, respectively. The Company recorded in cost of sales royalties in the amount of $5,485,000 and $3,904,000 for the twenty-eight weeks ended April 9, 2005 and April 10, 2004, respectively.

  Keurig also purchases coffee products from the Company. For the twelve and twenty-eight weeks ended April 9, 2005, the Company sold $282,000 and $869,000 worth of coffee products to Keurig, Incorporated, respectively. For the twelve and twenty-eight weeks ended April 10, 2004, the Company sold $110,000 and $294,000 worth of coffee products to Keurig, Incorporated, respectively. In addition, the Company purchases brewer and production equipment from Keurig, Incorporated. For the twelve and twenty-eight weeks ended April 9, 2005, the Company purchased $379,000 and $1,327,000 worth of brewers and equipment from Keurig, Incorporated, respectively. For the twelve and twenty-eight weeks ended April 10, 2004, the Company purchased $261,000 and $1,354,000 worth of brewers and equipment from Keurig, Incorporated, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed. At April 9, 2005 and September 25, 2004, the Company had payables to Keurig amounting to $1,860,000 and $570,000, respectively.

  Keurig is on a calendar year-end. The Company has included in its income for the twenty-eight week period ended April 9, 2005 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2004 through December 31, 2004) and the first calendar fiscal quarter of Keurig's earnings (January 1, 2005 through March 31, 2005), without giving effect to the differences between the duration of the Company's year-to-date reporting period (28 weeks) and Keurig's two calendar quarters (26 weeks). During the twelve and twenty-eight weeks ended April 9, 2005, the net equity impact of Keurig's earnings was $77,000 and ($392,000). The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments and is presented net of taxes. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis. During the twelve and twenty-eight weeks ended April 9, 2005, ($66,000) and ($337,000) of the net equity impact of Keurig's earnings was due to the accretion of Preferred Stock redemption rights. The carrying value of Keurig Inc.'s preferred stock is being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value is based on Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption. The Board of Directors of Keurig reviews its estimate periodically and may change it prior to the February 4, 2007 earliest possible redemption date.

  During the twelve and twenty-eight weeks ended April 10, 2004, the net equity impact of Keurig's earnings was a loss of ($227,000) and ($558,000), respectively. The Company has included in its income for the twelve and twenty-eight week period ended April 10, 2004 the Company's equity interest in the fourth calendar fiscal quarter of 2003 (October 1, 2003 through December 31, 2003) and the first calendar quarter of 2004 (January 1, 2004 through March 31, 2004) of Keurig's earnings, without giving effect to the differences between the duration of the Company's year to date reporting period (28 weeks) and Keurig's two calendar quarters (26 weeks).

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:
Income Statement Information for the Six Months ended March 31, 2005 Dollars in thousands

Revenues	$ 25,055
Cost of goods sold	$ 13,019
Selling, general, and administrative expenses	$ 11,746
Operating income	$ 290
Net income	$ 330

Financial Position Information as of March 31, 2005 Dollars in thousands

Current assets	$ 13,030
Property, plant and equipment, net	$ 2,828
Other assets	$ 283
Total assets	$ 16,141
Current liabilities	$ 6,693
Noncurrent liabilities	$ 8
Redeemable preferred stock	$ 20,252
Shareholders' deficit	$(10,812)

  Recent Pronouncements

  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (FAS123(R)). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using an option pricing model adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which is the fiscal year beginning on September 25, 2005 for Green Mountain Coffee. The Company is currently evaluating the effect of this Statement on its results from operations. See Note No. 7 for information as to the materiality of share-based compensation.

  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of FAS123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of FAS 123(R)'s implementation challenges for registrants and enhance the information that investors receive.

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. This statement requires that abnormal expenses be recognized in the current period and that fixed production overhead be allocated to inventory based on the normal capacity of the production facilities. This statement is effective for fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

  In March 2005, FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

  Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the twelve and twenty-eight weeks ended April 9, 2005 and April 10, 2004 would have decreased to the pro forma amounts indicated below:

		Twelve weeks ended	Twenty-eight weeks ended
		April 9, 2005	April 10, 2004	April 9, 2005	April 10, 2004

Net income:	As reported	$ 1,960	$ 1,315	$4,366	$3,914
	Pro forma	$1,708	$1,011	$3,829	$3,374
Basic net	As reported	0.27	0.19	0.61	0.56
income per share:	Pro forma	0.24	0.14	0.54	0.48
Diluted net	As reported	0.26	0.18	0.58	0.53
income per share:	Pro forma	0.23	0.14	0.51	0.46

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years and 4 years; an average volatility of 42% and 71%; no dividend yield; and a risk-free interest rate averaging 3.9% and 2.7%, for the grants issued during the twenty-eight weeks ended April 9, 2005 and April 10, 2004, respectively. The weighted-average fair values of options granted during the twenty-eight weeks ended April 9, 2005 and April 10, 2004 are $10.96 and $11.41, respectively.

The fair value of the employees' purchase rights under the Company's Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the twenty-eight weeks ended April 9, 2005 and April 10, 2004: an expected life of six months; expected volatility of 41% and 72% respectively; and an average risk-free interest rate of 3.1%, and 0.9%, respectively. The weighted average fair value of those purchase rights granted were $9.37 and $7.59 for the twenty-eight weeks ended April 9, 2005 and April 10, 2004, respectively

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the twenty-eight week periods ended April 9, 2005 and April 10, 2004, the Company recorded compensation costs of $162,000 and $108,000, to accrue for anticipated stock distributions under the ESOP, respectively. On April 9, 2005, the ESOP held 21,060 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the Plan. In the twenty-eight week periods ended April 9, 2005 and April 10, 2004, $12,000 and $8,000 of compensation expense has been recorded under this Plan, respectively.

  Income Taxes

  On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,090,500 over a five year period beginning in fiscal year 2004. The capital investment tax credits are $1,843,728 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are subject to recapture and disallowance provisions due to curtailment of trade or business. A Company is deemed to have substantially curtailed its trade or business if the average number of full-time employees in any period of 120 consecutive days is less than 75% of the highest average number of full-time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit.  The Company's estimated effective tax rate for the year has been reduced by the total credit that is expected to be earned by year-end. The Company expects that its fiscal 2005 tax rate, including benefit from the tax credit, will be approximately 39.8%.

  Fixed assets

  Fixed assets consist of the following:

	Useful Life in Years	April 9, 2005	September 25, 2004

Production equipment	3 - 15	$ 23,315,000	$ 21,719,000
Equipment on loan to wholesale customers	3 - 5	10,628,000	10,427,000
Computer equipment and software	2 - 5	8,929,000	8,668,000
Building	30	5,455,000	5,198,000
Furniture and fixtures	2 - 10	2,303,000	2,904,000
Vehicles	4 - 5	960,000	1,018,000
Leasehold improvements	2 - 10 or remaining life of the lease, whichever is less	1,804,000	3,675,000
Construction-in-progress		5,302,000	6,145,000

Total fixed assets		58,696,000	59,754,000

Accumulated depreciation		(21,540,000)	(23,252,000)

		$ 37,156,000	$ 36,502,000
		========	==========

  Total depreciation expense relating to all fixed assets was $1,364,000 and $3,142,000 for the twelve and twenty-eight weeks ended April 9, 2005, respectively. Total depreciation expense relating to all fixed assets was $1,063,000 and $2,431,000 for the twelve and twenty-eight weeks ended April 10, 2004, respectively.

  At April 9, 2005, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $5,302,000. This balance primarily includes expenditures related to production process control systems and Keurig packaging systems. All assets in construction in progress are expected to be ready for production use in the next twelve months.

  In the twelve and twenty-eight weeks ended April 9, 2005, the Company capitalized $45,000 and $128,000 of interest expense, respectively. In the twelve and twenty-eight weeks ended April 10, 2004, the Company capitalized $65,000 and $87,000 of interest expense, respectively.

  Related party transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the twelve and twenty-eight weeks ended April 9, 2005, Heritage Flight billed the Company the amount of $7,000 and $55,000, respectively, for travel services to various employees of the Company. During the twelve and twenty-eight weeks ended April 10, 2004, Heritage Flight billed the Company the amount of $5,000 and $91,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the applicable securities laws and regulations. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "will," "feels," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, the unknown impact of recent price increases on net sales, competition, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, Green Mountain's level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission.

In addition, the Company has an equity investment in Keurig, Incorporated, a small private company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss on a year-to-date basis. Such operating losses and the related tax benefits may affect the valuation of the Company's equity investment in Keurig. Further, there is a uncertainty around Keurig's marketing expenditures supporting the Keurig Single-Cup Brewer for the home and results could materially vary depending on Keurig, Incorporated's success in the home and small office brewer market. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

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

Results of Operations

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2005	April 10, 2004	April 9, 2005	April 10, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0%	61.5%	64.8%	60.7%
Gross profit	35.0%	38.5%	35.2%	39.3%

Selling and operating expenses	19.5%	22.8%	19.8%	22.2%
General and administrative expenses	6.3%	7.6%	5.9%	6.8%
Operating income	9.2%	8.1%	9.5%	10.3%

Other (expense) income	(0.3)%	(0.0)%	0.0%	0.0%
Interest expense	(0.4)%	(0.2)%	(0.4)%	(0.2)%
Income before taxes	8.5%	7.9%	9.1%	10.1%

Income tax expense	(3.4)%	(3.0)%	(3.6)%	(4.1)%
Income before equity in net loss of Keurig, Incorporated	5.1%	4.9%	5.5%	6.0%
Equity in net loss of Keurig, Incorporated	0.2%	(0.7)%	(0.5)%	(0.7)%
Net income	5.3%	4.2%	5.0%	5.3%
	====	====	====	====

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Total Company Coffee Pounds Shipped by Sales Channel - Unaudited

Channel	Q2 12 wks. ended 4/9/05	Q2 12 wks. ended 4/10/04	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2YTD 28 wks. ended 4/9/05	Q2YTD 28 wks. ended 4/10/04	Q2YTD Y/Y lb. Increase	Q2YTD % Y/Y lb. Increase
Supermarkets	1,287	1,234	53	4.3%	3,240	3,032	208	6.9%
Convenience Stores	1,161	1,012	149	14.7%	2,844	2,586	258	10.0%
Office Coffee Service Distributors	1,188	1,002	186	18.6%	2,653	2,198	455	20.7%
Food Service	703	574	129	22.5%	1,668	1,375	293	21.3%
Consumer Direct	156	118	38	32.2%	389	305	84	27.5%
Totals	4,495	3,940	555	14.1%	10,794	9,496	1,298	13.7%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note 2: The pounds shipped reported as part of the Consumer Direct channel include shipments made to Keurig, Incorporated for resale to the retail channel.

Coffee Pounds Shipped by Geographic Region - Unaudited

Region	Q2 12 wks. ended 4/9/05	Q2 12 wks. ended 4/10/04	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2YTD 28 wks. ended 4/9/05	Q2YTD 28 wks. ended 4/10/04	Q2YTD Y/Y lb. Increase	Q2YTD % Y/Y lb. Increase
New England	1,867	1,703	164	9.6%	4,456	4,126	330	8.0%
Mid-Atlantic	1,332	1,254	78	6.2%	3,246	2,949	297	10.0%
South	763	586	177	30.2%	1,841	1,447	394	27.2%
Midwest	234	174	60	34.5%	552	414	138	33.3%
West	263	192	71	37.0%	616	475	141	30.0%
International	36	31	5	16.1%	83	85	-2	-2.4%
Totals	4,495	3,940	555	14.1%	10,794	9,496	1,298	13.7%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Twelve weeks ended April 9, 2005 versus twelve weeks ended April 10, 2004

Net sales increased by $5,935,000, or 19.1%, to $36,993,000 for the twelve weeks ended April 9, 2005 (the "2005 period"), as compared to the twelve weeks ended April 10, 2004 (the "2004 period"). Coffee pounds shipped increased by approximately 555,000 pounds, or 14.1% to approximately 4,495,000 pounds in the 2005 period. The difference between the dollar sales and pounds shipped growth rates is due to price increases in 2005, significantly higher sales of Keurig K-Cups® which carry a higher sales price per pound, and sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The pounds increase was strongest in the Office Coffee Service ("OCS") channel, which increased 186,000 pounds, or 18.6%, primarily due to strong K-Cup sales with our key customers and by continued success of teas in K-Cups. The Convenience Store channel increased pounds shipped by 149,000 pounds, or 14.7%, over the 2004 period led by sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil. Sales in the Food Service channel were also very strong with a quarter-over-quarter growth of 129,000 pounds, or 22.5%, as a result of the new customer, Brueggers Bakery, a chain of 242 casual restaurants throughout the United States. The Supermarket Channel increased in pounds shipped by 53,000 pounds, or 4.3%, over the 2004 period due primarily to new distribution with Stop & Shop (C&S), Winn Dixie and new Signature placement in Demoulas. The Consumer Direct channel grew 38,000 pounds, or 32.2%, with the majority of growth related to the sales of the Keurig® Single Cup brewers for the home and associated K-Cups® as well as new Café Express members and overall improvements in website and catalog performance. The Company recently increased its prices for certain products because of rising coffee costs. The net impact was a 2.5% increase in net sales in the 2005 period over the prior year period.

Gross profit increased by $997,000, or 8.3%, to $12,943,000 for the 2005 period. As a percentage of net sales, gross profit decreased 3.5 percentage points to 35.0% for the 2005 period. This decrease is attributable to higher green coffee prices, variation in sales mix, higher delivery and fuel costs, increased depreciation and distribution costs associated with the start-up of the new distribution center and increased short-term costs associated with additional K-Cup manufacturing capacity.

Selling, general and administrative expenses increased by $112,000, or 1.2%, to $9,555,000 for the 2005 period. As a percentage of sales, selling, general and administrative expenses decreased 4.6 percentage points to 25.8% of net sales. This improvement was the result of leveraging selling and organizational resources on a higher sales base and lower marketing expenses compared to the 2004 period.

As a result of the foregoing, operating income increased by $885,000, or 35.4%, to $3,388,000 for the 2005 period.

Interest expense increased by $109,000 to $147,000 for the 2005 period. This increase is due mainly to higher debt balances due to the Company's amendment to its credit facilities which took place in the second quarter of fiscal 2004. In the 2005 period and the 2004 period, the Company capitalized $45,000 and $65,000, respectively, of interest expense associated with investments in production equipment classified as construction in progress. This decrease was due mainly to a lower construction-in-progress balance in the second quarter of fiscal 2005 due to the distribution center construction project being completed.

Income tax expense increased $322,000, or 35.0%, to $1,244,000 for the 2005 period. The effective tax rate for the 2005 period was 39.8%, up from 37.4% in the 2004 period due to lower capital expenditures in fiscal 2005 and the associated decrease in the favorable impact of state tax incentives awarded during the second quarter of fiscal 2004 under the Vermont Economic Advancement Tax Incentive Program.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as the Company's Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Green Mountain's percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at April 9, 2005 and September 25, 2004. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain.

The equity in the net earnings of Keurig in the 2005 period was a gain of $77,000 or $0.01 per diluted share. Included in the gain is a charge of $66,000 or $0.01 per diluted share related to the accounting for the accretion of the estimated redemption value of Keurig, Inc.'s preferred stock. Generally Accepted Accounting Principles (GAAP) require that, under the equity method of accounting, the investor (GMCR) should compute its share of earnings (or losses) of the investee (Keurig, Inc.) after reduction of accretion of the estimated redemption value of redeemable preferred stock issued by the investee. The carrying value of Keurig, Inc.'s Preferred Stock is being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value is based on Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption, as approved by Keurig's Board of Directors. The most recent valuation was performed by Keurig as of December 31, 2004. As the time remaining until the redemption date decreases, any significant change in Keurig's estimate of the redemption value of its preferred stock will have a greater impact. The Company has recognized its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at April 9, 2005 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm. In the 2004 period, the equity in Keurig's net earnings was a loss of $227,000.

Net income increased by $645,000, or 49.0%, to $1,960,000 in the 2005 period. Earnings per diluted share were $0.26 in the 2005 period as compared to $0.18 in the 2004 period.

Twenty-eight weeks ended April 9, 2005 versus twenty-eight weeks ended April 10, 2004

Net sales increased by $13,007,000, or 17.5%, to $87,350,000 for the twenty-eight weeks ended April 9, 2005 (the "2005 YTD period"), as compared to the twenty-eight weeks ended April 10, 2004 (the "2004 YTD period"). Coffee pounds shipped increased by approximately 1,298,000 pounds, or 13.7% to approximately 10,794,000 pounds in the 2005 YTD period. The difference between the dollar sales and pounds shipped growth rates is primarily due to significantly higher sales of Keurig K-Cups® which carry a higher sales price per pound, and sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The pounds increase was strongest in the Office Coffee Service ("OCS") channel, which increased 455,000 pounds, or 20.7%, primarily due to strong K-Cup sales with our key customers, strong K-Cup sales driven by increased penetration of the Keurig® Single Cup brewer in offices and by continued success of teas in K-Cups. Sales in the Food Service channel were also very strong with a quarter-over-quarter growth of 293,000 pounds, or 21.3%, as a result of the new customer, Brueggers Bakery, a chain of 242 casual restaurants throughout the United States. The Convenience Store channel increased pounds shipped by 258,000 pounds, or 10.0%, over the 2004 period led by sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil. The supermarket channel increased their pounds shipped by 208,000 pounds, or 6.9%, over the 2004 YTD period due primarily to new distribution with Stop & Shop (C&S), Publix, Winn Dixie and new Signature placement in Demoulas. The Consumer Direct channel grew 84,000 pounds, or 27.5%, with the majority of growth related to the sales of the Keurig® Single Cup brewers for the home and associated K-Cups® as well as new Café Express members and overall improvements in website and catalog performance.

Gross profit increased by $1,543,000, or 5.3%, to $30,766,000 for the 2005 YTD period. As a percentage of net sales, gross profit decreased 4.1 percentage points to 35.2% for the 2005 YTD period. This decrease is attributable to higher green coffee prices, variation in sales mix, higher delivery and fuel costs, increased depreciation and distribution costs associated with the start-up of the new distribution center and increased short-term costs associated with additional K-Cup manufacturing capacity.

Selling, general and administrative expenses increased by $918,000, or 4.3%, to $22,501,000 for the 2005 YTD period. As a percentage of sales, selling, general and administrative expenses decreased 3.3 percentage points to 25.7% of net sales. This improvement was the result of leveraging selling and organizational resources on a higher sales base and lower bad debt expense as compared to the 2004 YTD period.

As a result of the foregoing, operating income increased by $625,000, or 8.2%, to $8,265,000 for the 2005 YTD period.

Interest expense increased by $233,000 to $378,000 for the 2005 YTD period. This increase is due mainly to higher debt balances due to the Company's amendment to its credit facilities which took place in the second quarter of fiscal 2004. In the 2005 YTD period and the 2004 YTD period, the Company capitalized $128,000 and $87,000, respectively, of interest expense associated with investments in production equipment classified as construction in progress. This increase was due mainly to a higher construction-in-progress balance in the first quarter of fiscal 2005 due to the distribution center construction project.

Income tax expense increased $136,000, or 4.5%, to $3,179,000 for the 2005 YTD period. The effective tax rate for the 2005 YTD period was 40.1%, down from 40.5% in the 2004 YTD period.

The equity in the net earnings of Keurig in the 2005 YTD period was a loss of $392,000 or $0.05 per diluted share. Included in the loss is a charge of $337,000 or $0.04 per diluted share relates to the accounting for the accretion of the estimated redemption value of Keurig, Inc.'s preferred stock. Generally Accepted Accounting Principles (GAAP) require that, under the equity method of accounting, the investor (GMCR) should compute its share of earnings (or losses) of the investee (Keurig, Inc.) after reduction of accretion of the estimated redemption value of redeemable preferred stock issued by the investee. The carrying value of Keurig, Inc.'s Preferred Stock is being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value is based on Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption, as approved by Keurig's Board of Directors. The most recent valuation was performed by Keurig as of December 31, 2004. As the time remaining until the redemption date decreases, any significant change in Keurig's estimate of the redemption value of its preferred stock will have a greater impact. The Company recognizes its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at April 9, 2005 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm. In the 2004 YTD period, the equity in Keurig's net earnings was a loss of $558,000.

Net income increased by $452,000, or 11.5%, to $4,366,000 in the 2005 YTD period. Earnings per diluted share were $0.58 in the 2005 YTD period as compared to $0.53 in the 2004 YTD period.

Liquidity and Capital Resources

Working capital increased $3,188,000 to $14,911,000 at April 9, 2005 from $11,723,000 at September 25, 2004. This increase is primarily due to increased accounts receivable and an increased cash balance, partially offset by increased accounts payable.

Net cash provided by operating activities increased by $392,000, or 5.3%, to $7,828,000 in the 2005 YTD period. Cash flows from operations were used to fund capital expenditures and repay long-term debt in the 2005 YTD period.

During the 2005 YTD period, Green Mountain had capital expenditures of $4,338,000, including $2,498,000 for building, equipment and fixtures, $1,116,000 for loaner equipment, $608,000 for computer equipment and software, and $116,000 for vehicles.

During the 2004 YTD period, Green Mountain had capital expenditures of $8,467,000, including $4,542,000 for equipment, $2,929,000 for leasehold improvements and fixtures, $611,000 for loaner equipment, $378,000 for computer equipment and software, and $7,000 for vehicles.

At April 9, 2005, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $5,302,000. This balance primarily includes expenditures related to production process control systems and Keurig packaging systems. All assets in construction in progress are expected to be ready for production use in the next twelve months.

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

At April 9, 2005, the outstanding balance on the term loan was $14,300,000. No amounts were outstanding under the equipment line of credit or the revolving line of credit.

The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. As of April 9, 2005, the Company was in compliance with all covenants under this agreement.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Effective June 29, 2004, the Company also entered into a $17,000,000 amortizing interest rate swap agreement, in order to fix the interest rate on its term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The notional amount of the swap at April 9, 2005 was $14,300,000.

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

 A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Purchase Commitments	Total
2005, remaining	$924,000	$832,000	$15,543,000	$17,299,000
2006	3,527,000	1,354,000	1,800,000	6,681,000
2007	3,496,000	990,000	109,000	4,595,000
2008	3,443,000	853,000	109,000	4,405,000
2009	3,269,000	809,000	109,000	4,187,000
Thereafter	1,000	4,107,000	-	4,108,000
Total	$ 14,660,000	$8,945,000	$17,670,000	$41,275,000

Outlook

For fiscal 2005 ending September 24, 2005, the Company anticipates net sales growth in the range of 16% to 21% and coffee pounds growth in the range of 12% to 16% . Gross margin is expected to be in the range of 35.0% to 36.0% and operating margin in the range of 9.7% to 10.3%. Interest expense is expected to the approximately $700,000 to $800,000 compared to $282,000 in fiscal 2004, with the increase due to the recent completion of the new distribution center and the cessation of capitalization of the related interest expenses. The tax rate for fiscal 2005 is expected to be approximately 40.0% compared to 39.2% in fiscal 2004, with the change due to lower capital expenditures in fiscal 2005 and the associated decrease of the favorable impact of the awarded state tax incentives under the Vermont Economic Advancement Tax Incentive Program. Recognition of the Company's share of Keurig's loss for fiscal year 2005 is anticipated to reduce diluted earnings per share by $0.08 to $0.13 including approximately $0.06 per share related to the accretion adjustment for the estimated redemption value of the preferred stock of Keurig, Inc. Based on all of these factors, the Company reaffirms that it anticipates its fully diluted earnings per share for fiscal year 2005 will be in the range of $1.12 to $1.19 per share.

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

Hedge Accounting:
The Company uses coffee futures to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, the Company would have to record the changes in the fair value of the derivative instruments directly to earnings. In addition to futures contracts, the Company occasionally purchases coffee options. Such options are not designated as hedges and are adjusted to fair market value each reporting period, with the corresponding gain or loss reflected in income. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" and Note 4 in the "Notes to Condensed Consolidated Financial Statements," included elsewhere in this report.

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

Recent pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (FAS123(R)). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using an option pricing model adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which is the fiscal year beginning on September 25, 2005 for Green Mountain Coffee. The Company is currently evaluating the effect of this Statement on its results from operations. See Note No. 7 for information as to the materiality of share-based compensation.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of FAS123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of the FAS 123(R)'s implementation challenges for registrants and enhance the information that investors receive.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. This statement requires that abnormal expenses be recognized in the current period and that fixed production overhead be allocated to inventory based on the normal capacity of the production facilities. This statement is effective for fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

In March 2005, FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations

Risks related to the Company's business

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

Green coffee commodity prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, but have increased significantly in fiscal 2005. Management believes that the "C" price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the "C" price, coffee of the quality sought by Green Mountain Coffee tends to trade on a negotiated basis at a substantial premium or "differential" above the "C" price. These differentials also are subject to significant variations. In recent years, while the "C" price has been at or near historic lows, differentials have generally been on the rise.

In the past, the Company generally has been able to pass increases in green coffee costs to its customers. The Company increased prices for certain products twice in fiscal 2005 due to rising coffee costs. There can be no assurance that it will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Additionally, if higher green coffee costs can be offset on a dollar for dollar basis by price increases, this trend still lowers the Company's gross margin on a percentage of sales basis.

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

In addition, a significant percentage of the Company's total revenues in fiscal 2004 and to date in fiscal 2005 came from sales of K-Cups®. If the Company was no longer permitted to manufacture K-Cups® or if competitive, business or economic factors had a material negative impact on sales of the Keurig brewing system, the Company's business would be adversely affected.

The Company's substantial equity investment in Keurig, Incorporated, a small, privately-held company, could have a material ongoing negative effect on the Company's net income.

The Company has a substantial equity investment in Keurig, Incorporated, a small private company. Keurig can have significant quarterly operating income/loss fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss on a year-to-date basis and its negative earnings have a direct effect on the Company's net income because the Company's investment in Keurig is accounted for under the equity method of accounting. The Company recognizes its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at September 25, 2004 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm. Further, there is a high degree of uncertainty with respect to Keurig's spending for the launch of the Keurig® B-50 Single-Cup Brewer for the home and results could materially vary depending on Keurig's success in entering the home brewer market and its ability to secure adequate financing to support this launch. Due to contractual agreements between the Company and the other stockholders of Keurig, Incorporated, the Company has very little control over the management, operation or strategic direction of Keurig, Incorporated.

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

Expected maturity date	2005, remaining	2006	2007	2008	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	-	-	-	-	-	-
Average interest rate	-	-	-	-	-	-
Fixed rate (in thousands)	$924	$3,527	$3,496	$3,443	$3,270	$14,660
Average interest rate	4.85%	5.05%	5.09%	5.17%	5.19%	5.10%

At April 9, 2005, the Company had no debt subject to variable interest rates.

The Company entered into an interest rate swap agreement with Fleet National Bank ("Fleet") effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2009. The notional amount at April 9, 2005 was $14,300,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Fleet pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Fleet.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At April 9, 2005, the Company estimates it would have received $71,000 (gross of tax) if the agreement was terminated. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At April 9, 2005, the Company held outstanding futures contracts with a fair market value of ($72,000). The average settlement price used to calculate the fair value of the contracts outstanding was $1.26. If the settlement price drops on average by 10%, the loss incurred will be approximately $113,000. However, this loss, if realized, would be offset by lower costs of coffee purchased.

In addition to futures contracts, the Company occasionally purchases coffee options. Such options are not designated as hedges and are adjusted to fair market value each reporting period, with the corresponding gain or loss reflected in income. At April 9, 2005, the Company held outstanding coffee option contracts with a strike price of $1.30 and with a fair market value of $14,000. If the market price of these options varies by 10%, the loss incurred will be approximately $1,000.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the period covered by this report.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant held its 2005 Annual Meeting of Stockholders on March 10, 2005 at the Company's offices located at 81 Demeritt Place in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

(b-c) At the Annual Meeting the stockholders voted as follows on the following matter:

VOTES

Proposal 1 - Election of Directors

Nominee	For	Withheld
Kathryn S. Brooks (Class III)	6,863,172	199,178
David E. Moran (Class III)	6,889,577	172,773

The term of office of the following directors continued after the Meeting: Robert P. Stiller, Barbara D. Carlini, William D. Davis, Jules A. delVecchio, Hinda Miller, David E. Moran.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Certificate of Incorporation, as Amended1

3.2 Bylaws2

10.1 Ground Lease Agreement dated April 14, 2005 between Pilgrim Partnership, LLC and the Company.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	5/18/2005	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	5/18/2005	By /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer