Form 10-Q
period 2005-07-02
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2005-08-10
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended July 2, 2005

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

YES [Ö ] NO [ ]

As of August 1, 2005, 7,419,825 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	July 2, 2005	September 25, 2004
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$5,661	$4,514
Receivables, less allowances of $580 and $481, respectively	14,725	13,776
Inventories	12,403	9,580
Other current assets	1,407	983
Income tax receivable	767	-
Deferred income taxes, net	692	616
Total current assets	35,655	29,469

Fixed assets, net	38,175	36,502
Investment in Keurig, Incorporated	9,664	10,604
Goodwill and other intangibles	1,446	1,446
Other long-term assets	285	311

	$85,225	$78,332
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,536	$ 3,259
Accounts payable	10,422	8,382
Accrued compensation costs	3,056	2,737
Accrued expenses	3,719	3,028
Other short-term liabilities	46	317
Income tax payable	-	23
Total current liabilities	20,779	17,746

Long-term debt	5,240	14,039
Deferred income taxes	2,775	2,132

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,576,659 and 8,260,261 shares at July 2, 2005 and September 25, 2004, respectively	858	826
Additional paid-in capital	28,305	22,884
Retained earnings	35,260	28,739
Accumulated other comprehensive income (loss)	(88)	(130)
ESOP unallocated shares, at cost - 21,060 shares	(568)	(568)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	56,431	44,415

	$85,225	$78,332
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Twelve weeks ended
	July 2, 2005	July 3, 2004

Net sales	$ 37,782	$ 31,347
Cost of sales	24,091	18,680
Gross profit	13,691	12,667

Selling and operating expenses	7,424	6,975
General and administrative expenses	2,412	2,319
Operating income	3,855	3,373

Other income	45	17
Interest expense	(79)	(45)
Income before income taxes	3,821	3,345

Income tax expense	(1,506)	(1,246)
Income before equity in earnings of Keurig, Incorporated, net of taxes	2,315	2,099
Equity in earnings of Keurig, Incorporated, net of taxes	(160)	(193)
Net income	$ 2,155	$ 1,906
	=====	====
Basic income per share:
Weighted average shares outstanding	7,169,624	7,018,956
Net income	$ 0.30	$ 0.27

Diluted income per share:
Weighted average shares outstanding	7,671,846	7,402,145
Net income	$ 0.28	$ 0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Forty weeks ended
	July 2, 2005	July 3, 2004

Net sales	$ 125,132	$ 105,690
Cost of sales	80,675	63,800
Gross profit	44,457	41,890

Selling and operating expenses	24,737	23,472
General and administrative expenses	7,600	7,405
Operating income	12,120	11,013

Other income	95	37
Interest expense	(457)	(190)
Income before income taxes	11,758	10,860

Income tax expense	(4,685)	(4,289)
Income before equity in earnings of Keurig, Incorporated, net of taxes	7,073	6,571
Equity in earnings of Keurig, Incorporated, net of taxes	(552)	(751)
Net income	$ 6,521	$ 5,820
	=====	======
Basic income per share:
Weighted average shares outstanding	7,130,949	6,996,818
Net income	$ 0.91	$ 0.83

Diluted income per share:
Weighted average shares outstanding	7,587,610	7,408,445
Net income	$ 0.86	$ 0.79

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Forty weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income	$ 2,155	$ 1,906	$ 6,521	$ 5,820
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	(99)	(96)	91	(27)
(Gains) losses on derivatives designated as cash flow hedges included in net income	11	(44)	(49)	(40)
Other comprehensive income (loss)	(88)	(140)	42	(67)
Comprehensive income	$ 2,067	$ 1,766	$ 6,563	$ 5,753
	====	====	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended July 2, 2005
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	ESOP unallocated shares		Treasury Stock		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 25, 2004	8,260,261	$ 826	$ 22,884	$ 28,739	$ (130)	(21,060)	$(568)	(1,157,554)	$(7,336)	$ 44,415
Options exercised	294,880	30	3,116	-	-	-	-	-	-	3,146
Shares issued under Employee Stock Purchase Plan	21,518	2	359	-	-	-	-	-	-	361
Tax benefit from exercise of options	-	-	1,832	-	-	-	-	-	-	1,832
Deferred compensation and stock compensation expense	-	-	114	-	-	-	-	-	-	114
Other comprehensive income, net of tax	-	-	-	-	42	-	-	-	-	42
Net income	-	-	-	6,521	-		-	-	-	6,521

Balance at July 2, 2005	8,576,659	$ 858	$ 28,305	$ 35,260	$ (88)	(21,060)	$(568)	(1,157,554)	$(7,336)	$ 56,431
	====	===	====	====	===	===	====	====	===	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Forty weeks ended
	July 2, 2005	July 3, 2004

Cash flows from operating activities:
Net income	$ 6,521	$ 5,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,524	3,520
Gain on disposal of fixed assets	(16)	(27)
Provision for doubtful accounts	261	279
Change in fair value in interest rate swap	(318)	115
Change in fair value in futures derivatives	168	20
Change in accumulated other comprehensive income	42	(67)
Tax benefit from exercise of non-qualified options	1,832	218
Equity in net loss of Keurig, Incorporated	940	751
Deferred income taxes	567	609
Deferred compensation and stock compensation	114	42
Changes in assets and liabilities:
Receivables	(1,210)	(2,650)
Inventories	(2,823)	(1,065)
Income tax receivable	(790)	5
Other current assets	(546)	(156)
Other long-term assets, net	27	(90)
Accounts payable	2,040	1,398
Accrued compensation costs	319	812
Accrued expenses	691	1,122
Net cash provided by operating activities	12,343	10,656

Cash flows from investing activities:
Capital expenditures for fixed assets	(6,806)	(15,440)
Proceeds from disposals of fixed assets	625	311
Net cash used for investing activities	(6,181)	(15,129)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,507	542
Proceeds from issuance of debt	116	8,390
Net repayment of long-term debt and capital lease obligations	(8,638)	(3,370)
Net change in revolving line of credit	-	(350)
Net cash (used for) provided by financing activities	(5,015)	5,212

Net increase in cash and cash equivalents	1,147	739
Cash and cash equivalents at beginning of period	4,514	502
Cash and cash equivalents at end of period	$ 5,661	$ 1,241
	====	====

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included and are of a normal recurring nature. Results from operations for the twelve and forty week periods ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005.

For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain") for the fiscal year ended September 25, 2004.

2. Inventories

Inventories consisted of the following at:

	July 2, 2005	September 25, 2004
Raw materials and supplies	$ 6,824,000	$ 5,020,000
Finished goods	5,579,000	4,560,000
	$ 12,403,000	$ 9,580,000
	=====	=====

Inventory values above are presented net of $93,000 and $166,000 of obsolescence reserves at July 2, 2005 and September 25, 2004, respectively.

At July 2, 2005, the Company had approximately $17,980,000 in green coffee purchase commitments, of which approximately 52% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.12 per pound and a price of $11 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Forty weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Numerator - basic and diluted earnings per share : Net income	$ 2,155	$ 1,906	$ 6,521	$ 5,820
Denominator:	=====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	7,169,624	7,018,956	7,130,949	6,996,818
Effect of dilutive securities - stock options	502,222	383,189	456,661	411,627
Diluted earnings per share - weighted average shares outstanding	7,671,846	7,402,145	7,587,610	7,408,445
	=====	=====	=====	=====
Basic earnings per share	$ 0.30	$ 0.27	$ 0.91	$ 0.83
Diluted earnings per share	$ 0.28	$ 0.26	$ 0.86	$ 0.79

For the twelve weeks ended July 3, 2004 options to purchase 186,000 shares were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares. All options outstanding were included in the computation of diluted income per share for the twelve weeks ended July 2, 2005.

For the forty weeks ended July 2, 2005 and July 3, 2004 options to purchase 15,000 and 107,000 shares respectively, were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At July 2, 2005, the Company held outstanding futures contracts with a fair market value of $(46,000). These futures contracts are hedging coffee purchase commitments that take place in the next three months and the related gains and losses will be reflected in cost of sales in the next two fiscal quarters when the related finished goods inventory is sold. At September 25, 2004, the Company held futures contracts with a total fair market value of $122,000.

  At July 2, 2005, deferred losses on futures contracts designated as cash flow hedges amounted to $151,000 ($90,000 net of taxes). These deferred losses are classified in accumulated other comprehensive income. In the twelve and forty weeks ended July 2, 2005, total (losses) gains on futures contracts included in cost of sales amounted to $(19,000) and $81,000 (gross of tax). In the twelve and forty weeks ended July 3, 2004, total gains on futures contracts (gross of tax) included in cost of sales amounted to $75,000 and $66,000, respectively.

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

  On May 31, 2005, the swap agreement was amended to lower the notional amount by $5,000,000 in conjunction with a prepayment of the term debt being hedged. The termination of the swap was changed from June 2009 to December 2007. All other terms of the swap remained unchanged. The notional amount at July 2, 2005 was $8,450,000.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 2, 2005, the Company estimates it would have received $1,000 (gross of tax) if the agreement was terminated. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  For the twelve and forty weeks ended July 2, 2005, the Company paid $30,000 and $193,000, respectively, in additional interest expense pursuant to the swap agreement. For the twelve and forty weeks ended July 3, 2004, the Company paid $15,000 and $72,000, respectively, in additional interest expense pursuant to swap agreements. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of July 2, 2005 and September 25, 2004, the shares of Common Stock owned by the Company represent approximately 49.6% of Keurig's outstanding Common Stock and the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.8% of Keurig's common equivalent shares. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002.

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

  In conjunction with its purchase of Keurig's stock in 2002, the Company issued Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig, Inc. as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig's stock and the price paid by Green Mountain Coffee Roasters when it acquired Keurig stock in 2002. At July 2, 2005, the Company estimated that it would have been required to record an expense equal to $42,000, had a liquidity event occurred.

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under a license agreement with Keurig, dated June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $2,445,000 and $7,930,000 for the twelve and forty weeks ended July 2, 2005, respectively. The Company recorded in cost of sales royalties in the amount of $1,725,000 and $5,629,000 for the twelve and forty weeks ended July 3, 2004, respectively.

  Keurig also purchases coffee products from the Company. For the twelve and forty weeks ended July 2, 2005, the Company sold $510,000 and $1,379,000 worth of coffee products to Keurig, Incorporated, respectively. For the twelve and forty weeks ended July 3, 2004, the Company sold $185,000 and $479,000 worth of coffee products to Keurig, Incorporated, respectively. In addition, the Company purchases brewer and production equipment from Keurig, Incorporated. For the twelve and forty weeks ended July 2, 2005, the Company purchased $440,000 and $1,767,000 worth of brewers and equipment from Keurig, Incorporated, respectively. For the twelve and forty weeks ended July 3, 2004, the Company purchased $864,000 and $2,218,000 worth of brewers and equipment from Keurig, Incorporated, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed. At July 2, 2005 and September 25, 2004, the Company had payables to Keurig amounting to $947,000 and $570,000, respectively.

  Keurig is on a calendar year-end. The Company has included in its income for the forty week period ended July 2, 2005 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2004 through December 31, 2004) and the first two calendar fiscal quarters of Keurig's earnings (January 1, 2005 through June 30, 2005), without giving effect to the differences between the duration of the Company's year-to-date reporting period (40 weeks) and Keurig's three calendar quarters (39 weeks). During the twelve and forty weeks ended July 2, 2005, the net equity impact of Keurig's earnings was ($160,000) and ($552,000), net of tax, respectively. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments and is presented net of taxes. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis. During the twelve and forty weeks ended July 2, 2005, ($66,000) and ($403,000) (net of taxes) of the net equity impact of Keurig's earnings was due to the accretion of Preferred Stock redemption rights. The carrying value of Keurig Inc.'s preferred stock is being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value is based on Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption. The Board of Directors of Keurig reviews its estimate periodically and may change it prior to the February 4, 2007 earliest possible redemption date. The Company carries its investment in Keurig Inc. preferred stock at accreted cost, which approximates fair value. The Company has recognized its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at July 2, 2005 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm.

  During the twelve and forty weeks ended July 3, 2004, the net equity impact of Keurig's earnings was a loss of ($193,000) and ($751,000), net of tax, respectively, with no material adjustment for accretion of Preferred Stock redemption rights. The Company has included in its income for the twelve and forty week period ended July 3, 2004 the Company's equity interest in the fourth calendar fiscal quarter of 2003 (October 1, 2003 through December 31, 2003) and the first two calendar quarters of 2004 (January 1, 2004 through June 30, 2004) of Keurig's earnings, without giving effect to the differences between the duration of the Company's year to date reporting period (40 weeks) and Keurig's two calendar quarters (39 weeks).

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:

Income Statement Information for the Nine Months ended June 30, 2005 Dollars in thousands

Revenues	$ 37,634
Cost of goods sold	$ 19,141
Selling, general, and administrative expenses	$ 18,408
Operating income	$ 85
Net income	$ 265
Financial Position Information as of June 30, 2005 Dollars in thousands

Current assets	$ 14,998
Property, plant and equipment, net	$ 2,418
Other assets	$ 284
Total assets	$ 17,700
Current liabilities	$ 8,325
Noncurrent liabilities	$ -
Redeemable preferred stock	$ 20,669
Shareholders' deficit	$(11,294)

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

  Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the twelve and forty weeks ended July 2, 2005 and July 3, 2004 would have decreased to the pro forma amounts indicated below:

		Twelve weeks ended	Forty weeks ended
		July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income:	As reported	$ 2,155	$ 1,906	$6,521	$5,820
	Pro forma	$1,963	$1,702	$5,792	$5,076
Basic net	As reported	0.30	0.27	0.91	0.83
income per share:	Pro forma	0.27	0.24	0.81	0.73
Diluted net	As reported	0.28	0.26	0.86	0.79
income per share:	Pro forma	0.26	0.23	0.76	0.69

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years and 4 years; an average volatility of 42% and 72%; no dividend yield; and a risk-free interest rate averaging 4.0% and 2.7%, for the grants issued during the forty weeks ended July 2, 2005 and July 3, 2004, respectively. The weighted-average fair values of options granted during the forty weeks ended July 2, 2005 and July 3, 2004 are $10.96 and $11.30, respectively.

The fair value of the employees' purchase rights under the Company's Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the forty weeks ended July 2, 2005 and July 3, 2004: an expected life of six months; expected volatility of 41% and 72% respectively; and an average risk-free interest rate of 3.1%, and 0.9%, respectively. The weighted average fair value of those purchase rights granted were $9.37 and $7.59 for the forty weeks ended July 2, 2005 and July 3, 2004, respectively.

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the forty week periods ended July 2, 2005 and July 3, 2004, the Company recorded compensation costs of $231,000 and $154,000 to accrue for anticipated stock distributions under the ESOP, respectively. On July 2, 2005, the ESOP held 21,060 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the Plan. In the forty week periods ended July 2, 2005 and July 3, 2004, $13,000 and $8,000 of compensation expense has been recorded under this Plan, respectively.

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

  Fixed assets

  Fixed assets consist of the following:

	Useful Life in Years	July 2, 2005	September 25, 2004

Production equipment	3 - 15	$ 22,681,000	$ 21,719,000
Equipment on loan to wholesale customers	3 - 5	11,075,000	10,427,000
Computer equipment and software	2 - 5	9,839,000	8,668,000
Building	30	5,455,000	5,198,000
Furniture and fixtures	2 - 10	2,301,000	2,904,000
Vehicles	4 - 5	897,000	1,018,000
Leasehold improvements	2 - 10 or remaining life of the lease, whichever is less	1,809,000	3,675,000
Construction-in-progress		6,887,000	6,145,000

Total fixed assets		60,944,000	59,754,000

Accumulated depreciation		(22,769,000)	(23,252,000)

		$ 38,175,000	$ 36,502,000
		========	==========

  Total depreciation expense relating to all fixed assets was $1,382,000 and $4,524,000 for the twelve and forty weeks ended July 2, 2005, respectively. Total depreciation expense relating to all fixed assets was $1,089,000 and $3,520,000 for the twelve and forty weeks ended July 3, 2004, respectively.

  At July 2, 2005, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $6,887,000. This balance primarily includes expenditures related to production process control systems and Keurig packaging systems. All assets in construction in progress are expected to be ready for production use in the next twelve months.

  In the twelve and forty weeks ended July 2, 2005, the Company capitalized $35,000 and $163,000 of interest expense, respectively. In the twelve and forty weeks ended July 3, 2004, the Company capitalized $85,000 and $172,000 of interest expense, respectively.

  Related party transactions

  The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the twelve and forty weeks ended July 2, 2005, Heritage Flight billed the Company the amount of $47,000 and $102,000, respectively, for travel services to various employees of the Company. During the twelve and forty weeks ended July 3, 2004, Heritage Flight billed the Company the amount of $11,000 and $102,000, respectively, for various travel services.

  Term debt prepayment

On May 31, 2005, the Company used some of its excess cash to pay back $5,000,000 of its term loan debt with Fleet Bank, now part of Bank of America. This prepayment shortened the maturity date of the loan from June 2009 to December 2007. All other terms of the debt remained unchanged.

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

In addition, the Company has an equity investment in Keurig, Incorporated, a privately-held company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss on a year-to-date basis. Such operating losses and the related tax benefits may affect the valuation of the Company's equity investment in Keurig. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

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

Results of Operations

	Twelve weeks ended		Forty weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8%	59.6%	64.5%	60.4%
Gross profit	36.2%	40.4%	35.5%	39.6%

Selling and operating expenses	19.6%	22.2%	19.7%	22.2%
General and administrative expenses	6.4%	7.4%	6.1%	7.0%
Operating income	10.2%	10.8%	9.7%	10.4%

Other (expense) income	0.1%	(0.0)%	0.0%	0.0%
Interest expense	(0.2)%	(0.1)%	(0.4)%	(0.1)%
Income before taxes	10.1%	10.7%	9.3%	10.3%

Income tax expense	(4.0)%	(4.0)%	(3.7)%	(4.1)%
Income before equity in net loss of Keurig, Incorporated	6.1%	6.7%	5.6%	6.2%
Equity in net loss of Keurig, Incorporated	(0.4)%	(0.6)%	(0.4)%	(0.7)%
Net income	5.7%	6.1%	5.2%	5.5%
	====	====	====	====

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Total Company Coffee Pounds Shipped by Sales Channel
(Unaudited Pounds in Thousands)

Channel	Q3 12 wks. ended 7/2/05	Q3 12 wks. ended 7/3/04	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3YTD 40 wks. ended 7/2/05	Q3YTD 40 wks. ended 7/3/04	Q3YTD Y/Y lb. Increase	Q3YTD % Y/Y lb. Increase
Supermarkets	1,230	1,263	(33)	-2.6%	4,469	4,295	174	4.1%
Convenience Stores	1,255	1,159	96	8.3%	4,099	3,745	354	9.5%
Office Coffee Service Distributors	1,140	953	187	19.6%	3,794	3,151	643	20.4%
Food Service	723	583	140	24.0%	2,390	1,958	432	22.1%
Consumer Direct	186	117	69	59.0%	576	422	154	36.5%
Totals	4,534	4,075	459	11.3%	15,328	13,571	1,757	12.9%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note: The pounds shipped number in the Consumer Direct channel, includes shipments made to Keurig, Inc. for sales to the retail channel.

Total Company Coffee Pounds Shipped by Geographic Region
(Unaudited Pounds in Thousands)

Region	Q3 12 wks. ended 7/2/05	Q3 12 wks. ended 7/3/04	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3YTD 40 wks. ended 7/2/05	Q3YTD 40 wks. ended 7/3/04	Q3YTD Y/Y lb. Increase	Q3YTD % Y/Y lb. Increase
New England	1,918	1,759	159	9.0%	6,374	5,885	489	8.3%
Mid-Atlantic	1,346	1,241	105	8.5%	4,591	4,190	401	9.6%
South	717	636	81	12.7%	2,557	2,082	475	22.8%
Midwest	258	181	77	42.5%	810	595	215	36.1%
West	254	227	27	11.9%	871	702	169	24.1%
International	41	31	10	32.3%	125	117	8	6.8%
Totals	4,534	4,075	459	11.3%	15,328	13,571	1,757	12.9%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Twelve weeks ended July 2, 2005 versus twelve weeks ended July 3, 2004

Net sales increased by $6,435,000, or 20.5%, to $37,782,000 for the twelve weeks ended July 2, 2005 (the "2005 period"), as compared to the twelve weeks ended July 3, 2004 (the "2004 period"). Coffee pounds shipped increased by approximately 459,000 pounds, or 11.3% to approximately 4,534,000 pounds in the 2005 period. The difference between the dollar sales and pounds shipped growth rates is due to price increases in 2005, significantly higher sales of Keurig K-Cups® which carry a higher sales price per pound, and sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The pounds increase was strongest in the Office Coffee Service ("OCS") channel, which increased 187,000 pounds, or 19.6%, primarily due to strong K-Cup sales to our key customers driven by increased penetration of the Keurig® B100 brewers in small offices and by the introduction of "Extra Bold" K-cups. In the Food Service channel, coffee pounds shipped increased 140,000 pounds, or 24.0%, as a result of the new customer acquisitions, including Brueggers Bakery, a chain of 242 casual restaurants throughout the United States. Sales in the Convenience Store channel were also strong with a quarter over quarter growth of 96,000 pounds, or 8.3%, over the 2004 period led by sales to McLane Company, Inc., the distributor for Exxon Mobil. The Consumer Direct channel grew 69,000 pounds, or 59.0%, with the majority of growth related to the sales of the Keurig® Single Cup brewers for the home and associated K-Cups® as well as K-Cup sales to Keurig, Inc. for their Keurig Single-Cup B50 sales to the new retail channel. The Supermarket Channel decreased in pounds shipped by (33,000) pounds, or (2.6%), over the 2004 period due to increased promotional levels by supermarket coffee competitors during the 2005 period combined with the impact of the Company's price increases in January and March 2005. The Company recently increased its prices for certain products because of rising coffee costs. The net impact was a 6.0% increase in net sales in the 2005 period over the prior year period.

Gross profit increased by $1,024,000, or 8.1%, to $13,691,000 for the 2005 period. As a percentage of net sales, gross profit decreased 4.2 percentage points to 36.2% for the 2005 period. This decrease is attributable to higher green coffee costs, variation in sales mix, increased depreciation and distribution costs associated with the new distribution center and increased costs associated with additional K-Cup manufacturing capacity.

Selling, general and administrative expenses increased by $542,000, or 5.8%, to $9,836,000 for the 2005 period. As a percentage of sales, selling, general and administrative expenses decreased 3.6 percentage points to 26.0% of net sales. This improvement was the result of leveraging selling and organizational resources on a higher sales base.

As a result of the foregoing, operating income increased by $482,000, or 14.3%, to $3,855,000 for the 2005 period.

Interest expense increased by $34,000 to $79,000 for the 2005 period. This increase is due mainly to higher debt balances due to the Company's amendment to its credit facilities which took place in the second quarter of fiscal 2004. In the 2005 period and the 2004 period, the Company capitalized $35,000 and $85,000, respectively, of interest expense associated with investments in production equipment classified as construction in progress. This decrease was due mainly to a lower construction-in-progress balance in the third quarter of fiscal 2005 due to the distribution center construction project being completed.

Income tax expense increased $260,000, or 20.9%, to $1,506,000 for the 2005 period. The effective tax rate for the 2005 period was 39.4%, up from 37.2% in the 2004 period due to lower estimated capital expenditures in fiscal 2005 and the associated decrease in the favorable impact of state tax incentives awarded during the second quarter of fiscal 2004 under the Vermont Economic Advancement Tax Incentive Program.

The Company adopted the equity method of accounting for its investment in Keurig, Incorporated ("Keurig") in the third fiscal quarter of 2002 as the Company's Common Stock ownership percentage grew from under 10% to 49.93% in the course of that period. Green Mountain's percentage ownership of the total common stock equivalent shares of Keurig was 41.8% at July 2, 2005 and September 25, 2004. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of limitations and restrictions contained in the contracts governing Green Mountain's investment in Keurig. Keurig can have significant quarterly operating income/loss fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Further, there is a high degree of uncertainty with respect to Keurig's spending for the launch of the new Keurig® B-40 and B-60 Single-Cup Brewers for the home and results could materially vary depending on Keurig's success in continuing to penetrate the home brewer market and its ability to secure adequate financing to support this launch.

The equity in the net earnings of Keurig in the 2005 period was a loss of $160,000 or ($0.02) per diluted share. Included in the loss is a charge of $66,000 or $0.01 per diluted share related to the accounting for the accretion of the estimated redemption value of Keurig, Inc.'s preferred stock. Generally Accepted Accounting Principles (GAAP) require that, under the equity method of accounting, the investor (GMCR) should compute its share of earnings (or losses) of the investee (Keurig, Inc.) after reduction of accretion of the estimated redemption value of redeemable preferred stock issued by the investee. The carrying value of Keurig, Inc.'s Preferred Stock is being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value is based on Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption, as approved by Keurig's Board of Directors. The most recent valuation was performed by Keurig, Inc. as of December 31, 2004. As the time remaining until the redemption date decreases, any significant change in Keurig's estimate of the redemption value of its preferred stock will have a greater impact. The Company has recognized its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at July 2, 2005 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm. In the 2004 period, the equity in Keurig's net earnings was a loss of $193,000 or ($0.03) per share, with no material adjustment for accretion.

Net income increased by $249,000, or 13.1%, to $2,155,000 in the 2005 period. Earnings per diluted share were $0.28 in the 2005 period as compared to $0.26 in the 2004 period.

Forty weeks ended July 2, 2005 versus forty weeks ended July 3, 2004

Net sales increased by $19,442,000, or 18.4%, to $125,132,000 for the forty weeks ended July 2, 2005 (the "2005 YTD period"), as compared to the forty weeks ended July 3, 2004 (the "2004 YTD period"). Coffee pounds shipped increased by approximately 1,757,000 pounds, or 12.9% to approximately 15,328,000 pounds in the 2005 YTD period. The difference between the dollar sales and pounds shipped growth rates is due to price increases in 2005, significantly higher sales of Keurig K-Cups® which carry a higher sales price per pound, and sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The pounds increase was strongest in the Office Coffee Service ("OCS") channel, which increased 643,000 pounds, or 20.4%, primarily due to strong K-Cup sales with our key customers, strong K-Cup sales driven by increased penetration of the Keurig® Single Cup brewer in offices and by continued success of teas in K-Cups. Sales in the Food Service channel were also very strong with a quarter-over-quarter growth of 432,000 pounds, or 22.1%, as a result of the new customer acquisitions including, Brueggers Bakery, a chain of 242 casual restaurants throughout the United States. The Convenience Store channel increased pounds shipped by 354,000 pounds, or 9.5%, over the 2004 period led by sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil. The Supermarket channel increased their pounds shipped by 174,000 pounds, or 4.1%, over the 2004 YTD period due primarily to increased sales to Stop & Shop (C&S), Wild Oats Markets, Winn Dixie, Wegman's and Demoulas. The Consumer Direct channel grew 154,000 pounds, or 36.5%, with the majority of growth related to the sales of the Keurig® Single Cup brewers for the home and associated K-Cups® as well as new Café Express members and overall improvements in website and catalog performance.

Gross profit increased by $2,567,000, or 6.1%, to $44,457,000 for the 2005 YTD period. As a percentage of net sales, gross profit decreased 4.1 percentage points to 35.5% for the 2005 YTD period. This decrease is attributable to higher green coffee costs, variation in sales mix, increased depreciation and distribution costs associated with the new distribution center and increased costs associated with additional K-Cup manufacturing capacity.

Selling, general and administrative expenses increased by $1,460,000, or 4.7%, to $32,337,000 for the 2005 YTD period. As a percentage of sales, selling, general and administrative expenses decreased 3.4 percentage points to 25.8% of net sales. This improvement was the result of leveraging selling and organizational resources on a higher sales base and lower bad debt expense as compared to the 2004 YTD period.

As a result of the foregoing, operating income increased by $1,107,000, or 10.1%, to $12,120,000 for the 2005 YTD period.

Interest expense increased by $267,000 to $457,000 for the 2005 YTD period. This increase is due mainly to higher debt balances due to the Company's amendment to its credit facilities which took place in the second quarter of fiscal 2004. In the 2005 YTD period and the 2004 YTD period, the Company capitalized $163,000 and $172,000, respectively, of interest expense associated with investments in production equipment classified as construction in progress. This increase was due mainly to a higher construction-in-progress balance in the first quarter of fiscal 2005 due to the distribution center construction project.

Income tax expense increased $396,000, or 9.2%, to $4,685,000 for the 2005 YTD period. The effective tax rate for the 2005 YTD period was 39.8%, up from 39.5% in the 2004 YTD period.

The equity in the net earnings of Keurig in the 2005 YTD period was a loss of $552,000 or $0.07 per diluted share. Included in the loss is a charge of $403,000 or $0.05 per diluted share relates to the accounting for the accretion of the estimated redemption value of Keurig, Inc.'s preferred stock. Generally Accepted Accounting Principles (GAAP) require that, under the equity method of accounting, the investor (GMCR) should compute its share of earnings (or losses) of the investee (Keurig, Inc.) after reduction of accretion of the estimated redemption value of redeemable preferred stock issued by the investee. The carrying value of Keurig, Inc.'s Preferred Stock is being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value is based on Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption, as approved by Keurig's Board of Directors. The most recent valuation was performed by Keurig as of December 31, 2004. As the time remaining until the redemption date decreases, any significant change in Keurig's estimate of the redemption value of its preferred stock will have a greater impact. The Company recognizes its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at July 2, 2005 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm. In the 2004 YTD period, the equity in Keurig's net earnings was a loss of $751,000.

Net income increased by $701,000, or 12.0%, to $6,521,000 in the 2005 YTD period. Earnings per diluted share were $0.86 in the 2005 YTD period as compared to $0.79 in the 2004 YTD period.

Liquidity and Capital Resources

Working capital increased $3,153,000 to $14,876,000 at July 2, 2005 from $11,723,000 at September 25, 2004. This increase is primarily due to increased inventories, higher receivables and an increased cash balance, partially offset by increased accounts payable.

Net cash provided by operating activities increased by $1,687,000, or 15.8%, to $12,343,000 in the 2005 YTD period. Cash flows from operations were used to fund capital expenditures and repay long-term debt in the 2005 YTD period.

During the 2005 YTD period, Green Mountain had capital expenditures of $6,806,000, including $4,251,000 for building, equipment and fixtures, $1,707,000 for loaner equipment, $732,000 for computer equipment and software, and $116,000 for vehicles.

During the 2004 YTD period, Green Mountain had capital expenditures of $15,440,000, including $8,343,000 for production and distribution equipment, $4,574,000 for leasehold improvements and fixtures, $1,333,000 for loaner equipment, $1,034,000 for computer equipment and software, and $156,000 for vehicles.

At July 2, 2005, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $6,887,000. This balance primarily includes expenditures related to production process control systems and Keurig packaging systems. All assets in construction in progress are expected to be ready for production use in the next twelve months.

On June 30, 2004 the Company modified its existing credit facility with Fleet National Bank ("Fleet"). The second participating lender in this modified facility is Citizens Bank New Hampshire ("Citizens"). The modified facility provides for a $17 million term loan which expires in July 2009, a $10 million revolving line of credit which expires in March 2006, and a $5 million equipment line of credit with a term out of 5 years per amount drawn. The modified credit facility was used to finance the Company's new distribution center and related equipment, as well as for ongoing working capital purposes. On May 31, 2005, the Company used a portion of its operating cash flows to pay back $5 million of its term loan.

At July 2, 2005, the outstanding balance on the term loan was $8,450,000. No amounts were outstanding under the equipment line of credit or the revolving line of credit.

The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. As of July 2, 2005, the Company was in compliance with all covenants under this agreement.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Effective June 29, 2004, the Company also entered into a $17,000,000 amortizing interest rate swap agreement, in order to fix the interest rate on its term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The swap agreement was amended on May 31, 2005 to reduce its notional amount by $5,000,000 in conjunction with the term loan pre-payment. The notional amount of the swap at July 2, 2005 was $8,450,000.

Management believes that cash flow from operating activities, existing cash and amounts available under the modified credit facility will provide sufficient liquidity to fund capital expenditures and working capital, and make required payments on the Company's debt through the next twelve months. However, any future acquisitions, partnerships or other similar transactions may require additional capital and there can be no assurance that this capital will be available to the Company on favorable terms or at all.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Purchase Commitments	Total
2005, remaining	$38,000	$479,000	$10,581,000	$11,098,000
2006	3,530,000	1,488,000	8,179,000	13,197,000
2007	3,497,000	1,104,000	112,000	4,713,000
2008	1,693,000	921,000	111,000	2,725,000
2009	17,000	809,000	111,000	937,000
Thereafter	1,000	4,107,000	-	4,108,000
Total	$ 8,776,000	$8,908,000	$19,094,000	$36,778,000

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

Because an increasing amount of the Company's supply of Arabica coffee beans comes from specialty farms, the Company is more dependent upon a limited amount of suppliers, which increases the risk of inventory shortage.

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

The specialty coffee market is highly fragmented. Competition in the specialty coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the specialty coffee market. Many of the Company's current and potential competitors have substantially greater financial, marketing and operating resources. The Company's primary competitors in specialty coffee sales include Gevalia Kaffe (Kraft Foods), Dunkin' Donuts (a subsidiary of Allied Domecq), Peet's Coffee & Tea, Millstone (Procter & Gamble), New England Coffee Company and Starbucks. There are numerous smaller, regional brands that also compete in this category. In addition, the Company competes indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble, Sara Lee and Nestle, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for the Company's coffee. If the Company does not succeed in effectively differentiating itself from its competitors or its competitors adopt the Company's strategies, then its competitive position may be weakened.

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

The Company has a substantial equity investment in Keurig, Incorporated, a small private company. Keurig can have significant quarterly operating income/loss fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss on a year-to-date basis and its negative earnings have a direct effect on the Company's net income because the Company's investment in Keurig is accounted for under the equity method of accounting. The Company recognizes its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at September 25, 2004 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm. Further, there is a high degree of uncertainty with respect to Keurig's spending for the launch of the new Keurig® B-40 and B-60 Single-Cup Brewers for the home and results could materially vary depending on Keurig's success in continuing to penetrate the home brewer market and its ability to secure adequate financing to support this launch. Due to contractual agreements between the Company and the other stockholders of Keurig, Incorporated, the Company has very little control over the management, operation or strategic direction of Keurig, Incorporated.

The Company relies on a single third party supplier for its integrated software management system that is integral to the success and operation of the Company.

The Company relies on PeopleSoft (recently acquired by Oracle Incorporated) and its employees and subcontractors in connection with its software management system that is essential to the Company's operations, including without limitation accounting, inventory, and sales. If PeopleSoft (now part of Oracle) was to experience financial, operational, or quality assurance difficulties, or if there were any other disruption in the Company's relationship with PeopleSoft, the Company may decide to purchase and/or implement a new software management system, which could have a material adverse effect on the Company.

With the continued significant increase in the sales of K-Cups® for the Keurig® Single Cup Brewers, the Company may not be able to increase K-cup manufacturing capacity in time to keep up with sales volume.

The demand for K-Cups is expected to continue to increase rapidly driven by the growth in sales of Keurig brewers to offices and homes and by continued success of teas in K-Cups. The Company has reached maximum K-Cup manufacturing capacity at its Waterbury facility and is currently adding additional K-cup manufacturing capacity. Although the Company is in the process of adding additional K-cup manufacturing capacity that would be adequate to meet the anticipated demand, there is a risk that K-cup manufacturing capacity will not be brought fully online to meet short-term sales demand.

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

Expected maturity date	2005, remaining	2006	2007	2008	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	-	-	-	-	-	-
Average interest rate	-	-	-	-	-	-
Fixed rate (in thousands)	$38	$3,530	$3,497	$1,693	$18	$8,776
Average interest rate	0.88%	5.05%	5.09%	5.14%	4.31%	5.06%

At July 2, 2005, the Company had no debt subject to variable interest rates.

Interest rate derivatives

The Company has entered into an interest rate swap agreement with Fleet National Bank ("Fleet") to effectively convert the variable interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. On a monthly basis, payments under the swap agreement are calculated based on the floating 30-day LIBOR rate and the fixed rate. If the fixed rate is less than the 30-day LIBOR rate, Fleet pays the difference to the Company; if the fixed rate is greater than the 30-day LIBOR rate, the Company pays the difference to Fleet.

On May 31, 2005, the swap agreement was amended to lower the notional amount by $5,000,000 in conjunction with a prepayment of the term debt being hedged. In addition, the termination date of the swap was changed from June 2009 to December 2007. All other terms of the swap remained unchanged.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 2, 2005, the Company estimated it would have received $1,000 (gross of tax) if the agreement were to be terminated. The Company designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

Coffee Derivatives

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At July 2, 2005, the Company held outstanding futures contracts with a fair market value of ($46,000). The average settlement price used to calculate the fair value of the contracts outstanding was $1.15. If the settlement price drops on average by 10%, the loss incurred will be approximately $56,000. However, this loss, if realized, would be offset by lower costs of coffee purchased.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act (the "Exchange Act") as of the end of the period covered by this Report. Based upon that evaluation, the Company's management including the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods.

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	8/9/2005	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	8/9/2005	By /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer