Form 10-K
period 2005-09-24
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2005-12-08
CIK 909954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 1-12340

GREEN MOUNTAIN COFFEE ROASTERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0339228
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

33 Coffee Lane, Waterbury, Vermont	05676
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (802) 244-5621

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [_]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [_]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section  229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  [_]   No  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [X]   No  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [_]   No  [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 30, 2005 was approximately $204,000,000 based upon the closing price of such stock on that date. As of November 30, 2005, 7,493,309 shares of common stock of the registrant were outstanding. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

PART I

Item 1. Business

Overview

Green Mountain Coffee Roasters, Inc. (the "Company" or "Green Mountain Coffee") is a leader in the specialty coffee industry. We sell over 100 coffee selections through a coordinated multi-channel distribution network in our wholesale and consumer direct operations. This distribution network is designed to maximize brand recognition and product availability.

The majority of Green Mountain Coffee's revenue is derived from over 8,000 wholesale customer accounts located primarily in the Eastern United States. The wholesale operation serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

The Company

Green Mountain Coffee is a Delaware corporation formed in July 1993. Our corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The main telephone number is (802) 244-5621, our fax number is (802) 244-5436, and our e-mail address for investor information is investor.services@gmcr.com. The address of our Company's website is www.GreenMountainCoffee.com.

The Product

Green Mountain Coffee roasts high-quality arabica coffees and offers over 100 coffee selections including single-origins, estates, certified organics, Fair Trade Certified™, proprietary blends, and flavored coffees sold under the Green Mountain Coffee Roasters® and Newman's Own® Organics brands. We carefully select our coffee beans and then appropriately roast the coffees to maximize their taste and flavor differences.

Green Mountain coffee comes in a variety of packages including whole bean, fractional packages, premium one-cup coffee pods and single-cup Keurig® K-Cup® portions. The packaging equipment for Keurig K-Cup portion packs is owned by Green Mountain Coffee. Green Mountain Coffee pays a royalty to Keurig, Incorporated for each K-Cup sold.

Corporate Objective and Philosophy

Our Company's objective is to be the leading specialty coffee company by providing the highest quality coffee and having the largest market share in our targeted markets while maximizing Company value. We intend to achieve this objective by differentiating and reinforcing the Green Mountain Coffee brand and engendering a high degree of customer and consumer loyalty. Essential elements of this unique approach include:

High Quality Coffee. We buy some of the highest quality arabica beans available from the world's coffee-producing regions and use a roasting process that maximizes each coffee's individual taste and aroma. We have a passion for coffee and believe our coffees are among the highest quality coffees sold in the world.

As evidence of our commitment to coffee quality, in November of 2005 several of our coffees received high praise from external sources, including Ken David's The Coffee Review. The Coffee Review evaluates coffee quality on a 100-point scale. Among other highly rated coffees, Green Mountain Coffee's "Guatemalan Finca Dos Marias™" received a score of 90, and our "Fair Trade Organic Mexican Select" was awarded an 88, as was our "Fair Trade Organic Peruvian Select."

Customer Service and Distribution. Green Mountain Coffee seeks to create customers for life. We believe that coffee is a convenience purchase, and we utilize our multi-channel distribution network of wholesale customers to make our coffee widely and easily available to consumers for home or away-from-home consumption.

Our operations are coordinated from our headquarters in Waterbury, Vermont and supplemented by regional distribution centers in geographic locations where the density of customer accounts so warrants. Regional distribution centers are located in Biddeford, Maine; Latham, New York; Woburn, Massachusetts; and Southington, Connecticut. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. We use third party carriers including Federal Express, for shipping to customers not supported by a regional distribution center.

Green Mountain Coffee has an online inventory system for our central and regional distribution centers which helps to better serve our customers and to improve our direct-store-delivery process and capability. We attempt to maintain at all times adequate levels of inventory to satisfy customer demand. Our online ordering application on our website (www.GreenMountainCoffee.com) is fully integrated with our PeopleSoft® Enterprise Resource Planning ("ERP") system and customers receive instantaneous, electronic shipping confirmations for all online orders.

Green Mountain Coffee generally provides wholesale customers with brewing, grinding and related equipment and product displays ("loaner equipment") at no charge, which are usually installed on the customer's premises by our personnel or contracted service personnel. A customer is also assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for directly delivered supermarket customers, we employ a team of merchandisers who ensures that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales. We believe most competitors of Green Mountain Coffee in the wholesale segment do not provide such high levels of sales and equipment service support.

Corporate Governance and Employee Development. Green Mountain Coffee has a Code of Ethics, a Purpose Statement, and a set of operating Principles. These were created with input and collaboration from cross-functional teams and are posted on our website. The Purpose Statement, set of Principles, and Code of Ethics were written to facilitate the continued growth of our organization and maintain a positive culture. We believe Green Mountain Coffee is a highly inclusive and collaborative work environment that encourages employees' individual growth and personal awareness through a culture of personal accountability and continuous learning. This is supported by the Society for Human Resource Management and the Great Place to Work® Institute, Inc., naming Green Mountain Coffee Roasters one of the Best Medium Companies to Work for in America for the second year in a row.

Socially Responsible Business Practices. Green Mountain Coffee Roasters allocates at least 5% of our pretax income towards social and environmental projects. These projects typically involve direct or indirect financial support, donations of products or equipment, and paid employee time.

In fiscal year 2005, highlights include donations to:

  Coffee Kids, an international non-profit organization established to improve the quality of life for coffee-growing families;
  Vermont-based Native Energy, LLC to purchase offsets based on an estimate of our Company's direct greenhouse gas emissions;
  EcoLogic Finance, a non-profit organization offering affordable financial services to community-based businesses operating in environmentally sensitive areas of Latin America, Africa and Asia;
  support relief efforts related to the East Asian tsunami and Hurricanes Katrina and Rita; and
  Heifer International, a non-profit organization devoted to ending world hunger, providing a sustainable source of income through grants of livestock and training.

Growth Strategy

In recent years, the primary growth in the coffee industry has come from the specialty coffee category, driven by the wider availability of high quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge of, and appreciation for, coffee quality. Green Mountain Coffee has been benefiting from the overall market trend plus what we believe to be some carefully developed and distinctive advantages over our competitors.

We are focused on building our brand and profitably growing our business. We believe we can continue to grow sales by increasing market share in existing markets, expanding into new geographic markets, expanding into new, high-growth market segments such as single-cup coffee and tea, and selectively pursuing other opportunities, including opportunistic acquisitions. This statement is forward-looking and subject to the risks and uncertainties outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Green Mountain coffee is available in many different distribution channels and customer categories, as best seen in our primary geographic market, the Eastern United States. This multi-channel strategy provides widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain coffee is widely available throughout the day: at home in the morning, in hotels, travel destinations and entertainment venues, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, and at home again at the end of the day. Our Company also participates in many special event activities, providing great sampling opportunities and visibility to the brand.

We believe that consumer trial of our products in convenience stores, foodservice establishments and office coffee services (OCS) is a significant advantage and a key component of our growth strategy. As brand awareness increases through trial by consumers of our coffee "by the cup," demand for the Green Mountain coffee for home consumption also increases. As brand equity is built in "by the cup" venues, expansion typically continues through customer channels such as supermarkets and specialty food stores who, in turn, sell our "by the pound" coffee to consumers. This expansion process capitalizes upon this "by the cup" / "by the pound" interrelationship. This strategy is designed to further increase our market share in geographic areas in which we already operate in order to increase sales density and drive operational and brand-equity efficiencies. In addition to our efforts to boost sales in our core geographic markets in the Eastern United States, our Company also seeks to introduce Green Mountain coffee in additional markets within the United States, leveraging distribution through either a select few or multiple classes of trade simultaneously, depending upon the market.

Our Consumer Direct channel provides us the opportunity to position Green Mountain Coffee Roasters as a lifestyle brand by informing consumers, building one-on-one relationships, and illuminating Green Mountain Coffee's points of difference. We publish catalogs and maintain a website to market and sell over 100 coffees, coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and Vermont, and gourmet food items covering a wide range of price points. Both the website and catalog allow us to describe in greater detail each of our coffees, explaining their unique attributes and quality aspects. We encourage customers to become members of our "Café EXPRESS" service, a continuity program with customized standing orders for automatic re-shipment. Over the past couple of years, a large portion of our efforts in the consumer direct channel has been directed towards increasing traffic on our website www.GreenMountainCoffee.com and marketing of the Keurig® Single-Cup Brewers. These efforts, along with the catalog and direct mail programs, are intended to build brand awareness nationwide and boost direct sales to consumers in our less mature geographic markets.

Recent Developments

New Products. Green Mountain Coffee has had a licensing agreement with Newman's Own® Organics, Inc. since 2002, allowing us to produce a line of several co-branded Newman's Own® Organics coffees under the Newman's Own® Organics and Green Mountain Coffee Roasters® brand names. In fiscal 2005, the Newman's Own® Organics product line, as well as Green Mountain Coffee's organic and Fair Trade product line, have enabled us to grow at a faster rate outside our core geographic market through the acquisition of new foodservice and supermarket accounts. Our shipments of Fair Trade Certified™ and organic coffees, including sales of co-branded Newman's Own® Organics coffees, grew by 51% in 2005 over prior year levels.

In fiscal 2005, our Seasonal Coffee Promotions were converted to feature all Fair Trade Certified™ coffees, and expanded to include several new varieties, including Golden French Toast® and Island Coconut™.

During the second quarter of fiscal 2005, we expanded our single-cup coffee offerings to include "Extra Bold" K-Cups® for use with the Keurig® Single-Cup Brewing System. These "Extra Bold" K-Cups deliver a richer, more full-bodied cup of coffee, and are expanding as a percentage of our single-cup offerings.

During the fourth quarter of fiscal 2005, we introduced a newly expanded line of flavored coffees. Changes to the flavored coffee line include new product formulations for our Hazelnut and French Vanilla varieties, introduction of Wild Mountain Blueberry™ as an ongoing offering, and a number of new flavor varieties with differentiated branding and merchandising. Additional new flavored coffee varieties include Mocha Nut Fudge, Caramel Vanilla Cream, Cinnamon Cream Swirl™ (and their respective decafs) and Vanilla Cream Fair Trade Organic.

Customers. Our Company continues to experience solid growth across each of our business channels. Total growth for all channels in fiscal 2005 was 12% for pounds shipped, while net sales grew by over 17.5%. Managing growth through acquisition of new customers and maintaining base business of existing customers is our ongoing goal. We will continue to explore selling opportunities within our core markets as well as expand to new geographic markets.

Coffee pounds shipped in the OCS channel grew by 18% over the prior year. Contributing to the sales growth in this channel is the broader acceptance and success of Keurig® in-office, single-cup brewers. Sales of the Keurig® B-100 brewers to small offices has continued to fuel significant growth in K-Cups® shipments. We continue to see strong acceptance of Celestial Seasonings® Teas through increased sales and acceptance of Keurig brewers.

Coffee pounds shipped in various foodservice venues grew at an aggregate rate of 20% in fiscal 2005 compared to the prior fiscal year. Bruegger's, a customer acquired in late fiscal 2004, was a major contributor to this channel's growth in fiscal 2005. Sodexho (a provider of food service products and services to business and industry, universities and health care facilities) continues to be a significant source of growth driven by new distribution of Green Mountain Coffee's Fair Trade and organic coffees at dozens of colleges, hospitals and business locations in 2005. These national foodservice customers offer great potential to build brand trial and awareness nationally. And, as announced in October 2005, we are sourcing, roasting and packaging Fair Trade Certified™ Newman's Own® Organics coffee exclusively for more than 650 McDonald's® restaurants in New England and Upstate New York for fiscal 2006.

In the convenience store channel, our pounds shipped increased by over 10%. Growth in this channel was driven by improved business with current customers and new relationships with several large regional customers. Green Mountain Coffee's relationship with Exxon Mobil Corporation ("ExxonMobil") continues to be a strong driver for growth in this convenience store channel.

In Fiscal 2005, the supermarket channel grew by 2.5% in coffee pounds. Growth in this channel has been largely driven by expansion of Fair Trade Certified™ coffees. Green Mountain Coffee Roasters continues to offer many unique benefits in an increasingly price and promotion sensitive business. Offering Fair Trade Newman's Own® Organics and seasonal varieties, we continue to target customer preferences through unique selections.

In the consumer direct channel, net sales grew by 54% in fiscal 2005 over the prior year. This growth resulted from K-Cups® sold for our single cup at-home brewers, the launch of our newly updated website, and an increased emphasis on our Café EXPRESS coffee club program.

Coffee pounds shipped (in thousands) in fiscal 2005 and fiscal 2004, broken down by sales channel, are as follows:

Channel	52 weeks ended 9/24/05	52 weeks ended 9/25/04	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
Supermarkets	5,771	5,632	139	2.5%
Convenience Stores	5,393	4,887	506	10.4%
Office Coffee Service Distributors	4,871	4,119	752	18.3%
Food Service	3,071	2,559	512	20.0%
Consumer Direct	773	537	236	43.9%
Totals	19,879	17,734	2,145	12.1%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Coffee pounds shipped by geographic region (in thousands) are as follows:
Region	52 weeks ended 9/24/05	52 weeks ended 9/25/04	Full Year Y/Y lb. Increase	Full Year % Y/Y lb. Increase
New England	8,315	7,691	624	8.1%
Mid-Atlantic	5,898	5,404	494	9.1%
South	3,330	2,756	574	20.8%
Midwest	1,045	794	251	31.6%
West	1,134	943	191	20.3%
International	157	146	11	7.5%
Totals	19,879	17,734	2,145	12.1%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Keurig Equity Investment

In fiscal 2002, Green Mountain Coffee acquired a 42% ownership interest in Keurig, Incorporated ("Keurig") by acquiring shares from early investors in Keurig for a price of approximately $15 million. Keurig manufactures brewing equipment that allows users to brew high-quality specialty coffee one cup at a time. Our Company has been involved with Keurig since 1994 supporting the development of a single-cup brewing system and as an early investor. Green Mountain Coffee was also the first licensed roaster/distributor partner with Keurig. Keurig seeks to license office coffee service ("OCS") distributors to sell and distribute K-Cups® and brewers to offices both nationally and internationally. In addition, over the past two years, Keurig has started to launch a line of single-cup brewers for the home market. We are one of four coffee roasters that manufactures and distributes the K-Cups used to brew coffee by the cup in the Keurig system throughout North America, and continue to sell more K-Cups than all other domestic licensed coffee roasters combined. Through this investment, we have established a stronger relationship with Keurig and its management team.

Keurig is effectively controlled by MD Co. (controlled by MDT Advisers, an institutional investment company) which owns approximately 23% of Keurig's capital stock. As a result of contractual limitations and restrictions agreed to by Green Mountain Coffee and certain other stockholders of Keurig, MD Co. has the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

Competition

The specialty coffee market is highly competitive and fragmented. Green Mountain Coffee competes against all sellers of specialty coffee, including Dunkin' Donuts, New England Coffee, Peet's, Starbucks, Seattle's Best and other competitors. In the supermarket channel, we also compete with "commercial" coffee roasters, to the extent that we are also trying to "upsell" consumers to the specialty coffee segment. A number of large consumer goods multinationals have divisions or subsidiaries selling specialty coffees. For example, Procter & Gamble distributes the premium coffee products Millstone® and Brothers™ in many supermarkets nationwide, which compete with Green Mountain's coffee. In the consumer direct channel, we compete with established roasters such as Gevalia®, a division of Kraft Foods, as well as with other direct mail companies.

Our Company was the first roaster to sell coffee in Keurig's innovative single-cup brewing system, used primarily in the office coffee service market, and we have established a dominant position in the sale of single-cup Keurig portions. We do, however, now compete for Keurig sales with three other North American roasters: Diedrich Coffee, Timothy's and Van Houtte, a vertically integrated roaster and office coffee service distributor operating in Canada and the United States. FLAVIA® Beverage Systems, an affiliate company of Masterfoods USA (part of Mars, Incorporated), is the manufacturer of a single-cup machine that also competes in the OCS market.

Beginning in 2004, Procter & Gamble, Sara Lee, Kraft and Nestlé each introduced new single-cup coffee brewing systems. These machines are positioned for use in the home market and are currently being offered by supermarkets and mass-merchandiser retailers.

We expect intense competition, both within our primary geographic territory, the Eastern United States, and in other regions of the United States, as we expand from our current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets. Green Mountain Coffee competes primarily by providing high quality coffee, easy access to our products and superior customer service. We believe that our ability to provide a convenient network of outlets from which to purchase coffee is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale and consumer direct operations and our "by the cup" / "by the pound" strategy, we believe we differentiate ourselves from many of our larger competitors, who specialize in one primary channel of distribution. We also believe that our product offering is distinctive because we offer a wide array of coffees, including flavored, Fair Trade, and organic coffees. We also seek to differentiate ourselves by being socially and environmentally responsible. Finally, we believe that being an independent roaster allows us to be better focused and in tune with our wholesale customers' needs than our larger, multi-product competitors. While our Company believes we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully in the future.

Green Coffee Cost and Supply

Green Mountain Coffee utilizes a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. Coffee is the world's second largest traded commodity and its supply and price are subject to high volatility. Although most coffee trades in the commodity market, coffee of the quality we are seeking tends to trade on a negotiated basis at a substantial premium or "differential" above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries.

Cyclical swings in commodity markets, based upon supply and demand, are common and it is expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. In recent years, green coffee prices have been under considerable downward pressures due to oversupply, but have increased significantly in 2005. While production of commercial grade coffee is on the rise, many industry experts anticipate a drop in production of top grade specialty coffees. With the growth of the specialty coffee segment, it is important that prices remain high enough to support world production of the top grades of coffees.

For coffees that Green Mountain Coffee continues to purchase with differentials against the commodity market, we generally fix the price of our coffee contracts two to six months prior to delivery so that we can adjust our sales prices to the market. Green Mountain Coffee believes this approach is the best way to provide our customers with a fair price for our coffee. Approximately 39% of our Company's estimated coffee requirements through September 30, 2006, the end of our 2006 fiscal year, had been contracted for as of September 24, 2005. Of these fiscal 2006 coffee purchase commitments, approximately 84% had a fixed price. In addition, we do from time to time purchase coffee futures contracts and coffee options to provide additional protection when we are not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

Green Mountain Coffee Roasters generally tries to pass on coffee price increases and decreases to our customers. Since coffee has come down from its 1997 highs, we have decreased our prices several times. We had price increases in January and March of 2005, when coffee prices rose significantly. In general, there can be no assurance that we will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Similarly, rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory and purchase commitments. Green Mountain Coffee roasts over 40 different types of green coffee beans to produce more than 100 coffee selections. If one type of green coffee bean were to become unavailable or prohibitively expensive, we believe we could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality arabica coffees we purchase could have an adverse impact on our Company.

In fiscal 2005, 47% of our purchases were from farm-identified sources, as compared to 49% in fiscal 2004. We believe our "farm identified" strategy will continue to result in improved product quality, product differentiation, long-term supply and pricing stability. In addition, we believe that our efforts will have a positive impact on the living and working environment of coffee farm workers and their families.

Intellectual Property

Green Mountain Coffee Roasters is the owner of certain United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We anticipate maintaining our trademark and service mark registrations with the United States Patent and Trademark Office. We are also the owners of other trademarks and service marks for which we have applications for U.S. registration. Green Mountain Coffee Roasters has further registered or applied for registration of certain of its trademarks and service marks in the United Kingdom, the European Union, Canada, the People's Republic of China, South Korea and Taiwan. Other foreign trademark and service mark applications are also pending.

Green Mountain Coffee Roasters has licenses to use other marks, all subject to the terms of the agreements under which such licenses are granted.

Employees

As of September 24, 2005, Green Mountain Coffee had 618 full-time employees and 58 part-time employees. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season.

Available information

Our Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that Green Mountain Coffee files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Green Mountain Coffee, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our Company maintains a website at www.GreenMountainCoffee.com. Our filings with the SEC, including without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available through a link maintained on our website under the heading "Investor Services -- SEC Filings & Reports." Information contained on our website is not incorporated by reference into this report.

Item 2. Properties

Green Mountain Coffee Roasters leases one principal manufacturing and warehousing facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 98,000 square feet of usable space including a mezzanine area. The lease on this building expires in 2014.

In fiscal 2004, we built a new 72,000 square foot warehousing and distribution facility (including a 20,000 square foot mezzanine) adjacent to our manufacturing plant in Waterbury, Vermont. The land underneath this facility is leased from Pilgrim Partnership, LLC.

Our other facilities, all of which are leased, are as follows:
Type	Location	Approximate Square Feet	Expiration of Lease
Warehouse/ Distribution/ Service Space	Woburn, MA Southington, CT Demeritt Place, Waterbury, VT Waterbury, VT Waterbury, VT (Factory Outlet) Biddeford, ME Latham, NY Lakeland, FL *	10,580 11,200 12,000 3,000 1,100 10,000 7,500 7,200	2006 2006 2006 2006 month-to-month 2011 2007 2006
Administrative Offices	Coffee Lane, Waterbury, VT Demeritt Place, Waterbury, VT Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT	4,000 10,000 10,900 22,900	month-to-month 2006 2006 2006

* Use of the Lakeland, Florida, warehouse was discontinued in October 2004. Green Mountain Coffee Roasters is currently sub-leasing this space.

We believe that our facilities are generally adequate for our current needs and for the remainder of fiscal 2006.

Item 3. Legal Proceedings

We are not currently party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended September 24, 2005.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of our Company is set forth below:

Name	Age	Position	Officer since
Kathryn S. Brooks	50	Vice President and Director	2001
Paul Comey	55	Vice President	1993
Michael Dupee	37	Vice President	2004
Richard Scott McCreary	46	Chief Operating Officer	2004
James K. Prevo	52	Chief Information Officer	1997
Frances G. Rathke	45	Vice President, Chief Financial Officer, Secretary and Treasurer	2003
Stephen J. Sabol	44	Vice President	1993
Robert P. Stiller	62	Chairman of the Board, President and Chief Executive Officer	1993
James E. Travis	42	Vice President	2005
Jonathan C. Wettstein	57	Vice President	1993
Thomas J. Whalen	34	Vice President	2005

Kathryn S. Brooks has served as Vice President of Human Resources and Organizational Development since April 2001. From April 1998 to April 2001, Ms. Brooks was Senior Vice President of Human Resources at Webster Bank, a financial services company. Prior to that, Ms. Brooks served as Vice President of Human Resources at Bombardier Capital from May 1992 to May 1997.

Paul Comey has served as Vice President of Environmental Affairs since June 2004. Between May 1993 and June 2004, Mr. Comey was Vice President of Facilities and Process Engineering of Green Mountain Coffee.

Michael Dupee was hired as Vice President of Corporate Social Responsibility in June 2004. Between July 2000 and May 2004, Mr. Dupee was Vice President at Goldman Sachs & Co.

Richard Scott McCreary was hired as Chief Operating Officer of Green Mountain Coffee in September 2004. Prior to this and since 1993, Mr. McCreary was employed by Unilever North America and its subsidiaries. Most recently, Mr. McCreary served as the Senior Director of Operations at Unilever's subsidiary, Ben & Jerry's Homemade, Inc. Prior to joining Unilever, McCreary's previous experience included positions with Kraft General Foods, M&M Mars and Pillsbury in operations, new product development, and research and development.

James K. Prevo has served as Chief Information Officer of Green Mountain Coffee since March 1993. Mr. Prevo worked for Digital Equipment Corporation from November 1979 through March 1993.

Frances G. Rathke has served as Chief Financial Officer of Green Mountain Coffee since October 2003, and as Interim Chief Financial Officer of our Company since April 2003. Prior to that, Ms. Rathke worked as a financial consultant with various food manufacturers and food retailers from July 2001 to April 2003. One of these consulting assignments included the position of Interim Chief Financial Officer for Wild Oats Markets, Inc., a supermarket chain, from July 2001 to December 2001. Prior to this, Ms. Rathke served as Chief Financial Officer for Ben & Jerry's Homemade, Inc., an ice cream manufacturer, from April 1989 to August 2000. From September 1982 to March 1989, Ms. Rathke practiced public accounting and auditing with Coopers & Lybrand LLC, and is a certified public accountant.

Stephen J. Sabol has served as Vice President of Development of Green Mountain Coffee since October 2001. Mr. Sabol was Vice President of Sales of our Company from September 1996 to September 2001. Prior to that, Mr. Sabol served as Vice President of Branded Sales of Green Mountain Coffee from August 1992 to September 1996.

Robert P. Stiller, founder of Green Mountain Coffee, has served as its President and Chief Executive Officer since its inception in July 1981. In September 1971, Mr. Stiller co-founded Robert Burton Associates, a company engaged in the development and sale of E-Z Wider products and served as its President and director until June 1980, when Robert Burton Associates was sold.

James E. Travis joined Green Mountain Coffee Roasters as Vice President of Sales in August of 2005.  Prior to joining our Company, from July 1995 to July 2005, Mr. Travis was employed by Ocean Spray Cranberries, Inc., where he held management positions in Sales, Trade Marketing and International Development. His most recent assignment was that of National Sales Manager - Domestic. Prior to joining Ocean Spray Cranberries, Inc., from 1986 to 1995, Mr. Travis served in a variety of sales roles at Del Monte Foods USA.

Jonathan C. Wettstein has served as Vice President of Operations of Green Mountain Coffee since April 1993. Mr. Wettstein worked for Digital Equipment Corporation from June 1974 to April 1993.

Thomas J. Whalen has served as our Company's Vice President of Marketing since March 2005. Previously, Mr. Whalen served as Green Mountain Coffee Roasters' Vice President of National Foodservice from October 2003 to March 2005 and as Director of Brand and Market Development from December 2001 to October 2003. Prior to joining Green Mountain Coffee, Mr. Whalen worked as an independent consultant for our Company from June 2001 to December 2001. Mr. Whalen was also employed at Adventurous Traveler, a direct marketer of adventure travel services, from December 1999 to June 2001; Patagonia, a leading apparel and outdoor gear manufacturer; and Leo Burnett, a global advertising and marketing services agency.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a) Price Range of Securities

The Company's common stock trades on the NASDAQ National Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ for the periods indicated.

		High	Low
Fiscal 2004	16 weeks ended January 17, 2004 12 weeks ended April 10, 2004 12 weeks ended July 3, 2004 12 weeks ended September 25, 2004	$ 24.00 $ 23.95 $ 21.56 $ 20.70	$ 19.80 $ 19.90 $ 18.20 $ 18.17
Fiscal 2005	16 weeks ended January 15, 2005 12 weeks ended April 9, 2005 12 weeks ended July 2, 2005 12 weeks ended September 24, 2005	$ 26.09 $ 26.16 $ 35.50 $ 39.61	$ 20.48 $ 23.92 $ 24.57 $ 32.44
Fiscal 2006	September 25, 2005 to November 30, 2005	$ 42.60	$ 32.80

(b) Number of Equity Security Holders

As of November 30, 2005, the number of record holders of the Company's common stock was 632.

(c) Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

  Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	856,130	$14.52	411,648
Equity compensation plans not approved by security holders	-	-	-
Total	856,130	$14.52	411,648

Item 6. Selected Financial Data

 The table below shows selected financial data for our last five fiscal years. Our fiscal year is based on a 52-week year for all years presented. There were no cash dividends paid during the past five fiscal years.

Fiscal Years Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 27, 2003	Sept. 28, 2002	Sept. 29, 2001
(In thousands, except per share data)
Coffee pounds shipped	19,879	17,734	15,570	13,504	12,408
Net sales	$161,536	$137,444	$ 116,727	$ 100,000	$ 95,576
Income before equity in loss of Keurig, Incorporated	$ 9,448	$ 8,901	$ 7,393	$ 6,232	$ 5,782
Income from continuing operations (1)	$ 8,956	$ 7,825	$ 6,266	$ 5,970	$ 5,782
Income per share from continuing operations - diluted (1)	$1.17	$1.06	$ 0.86	$ 0.82	$ 0.80
Total assets	$89,852	$78,332	$ 59,014	$ 54,687	$ 34,496
Long-term obligations	$5,218	$14,039	$ 8,908	$ 15,209	$ 6,256
Stockholders' equity	$60,392	$44,415	$ 35,148	$27,065	$18,600

1 Excludes results of our discontinued company-owned retail stores operation, which was closed in fiscal year 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believe," "expect," "will," "feel," "estimate," "intend," "plan," "project," "forecast," and similar expressions, may identify such forward-looking statements. Forward-looking statements are inherently uncertain and actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, pricing pressures and competition in general, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, our level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the Securities and Exchange Commission.

In addition, the Company has an equity investment in Keurig, Incorporated, a small private company. Keurig, Incorporated can have significant quarterly operating income fluctuations and its results can differ materially from expectations set forth in forward-looking statements, which could affect our financial results. Keurig is currently operating at a loss. Such operating losses and the related tax benefits may affect the valuation of our equity investment in Keurig. Further, there is uncertainty around Keurig's marketing expenditures supporting the Keurig Single-Cup Brewer for the home and Keurig results could vary materially depending on Keurig, Incorporated's success in the home brewer market. Forward-looking statements reflect our analysis as of the date of this report. We do not undertake to revise these statements to reflect subsequent developments, other than in our regular, quarterly earnings releases and related disclosures.

Overview

Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain Coffee") is a leader in the specialty coffee industry. We roast high-quality arabica coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified™, proprietary blends, and flavored coffees that we sell under the Green Mountain Coffee Roasters® and Newman's Own® Organics brands. We sell coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials; a portion of our rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales for our wholesale or consumer direct channels, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized.

Our fiscal year ends on the last Saturday in September. Our fiscal year normally consists of 13 four-week periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year. Fiscal 2005, fiscal 2004, and fiscal 2003 represent the 52 week-periods ended September 24, 2005, September 25, 2004, and September 27, 2003, respectively.

Green Mountain Coffee is a Delaware company formed in July 1993.

Results from Operations

The following discussion on results of operations should be read in conjunction with "Item 6. Selected Financial Data," the financial statements and accompanying notes and the other financial data included elsewhere in this report.

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

Fiscal years ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 27, 2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.7%	60.7%	58.0%
Gross profit	35.3%	39.3%	42.0%

Selling and operating expenses	19.5%	21.6%	23.7%
General and administrative expenses	6.0%	6.9%	7.0%
Operating income	9.8%	10.8%	11.3%

Other income	0.1%	0.0%	0.0%
Interest expense	(0.3)%	(0.2)%	(0.5)%
Income before income taxes	9.6%	10.6%	10.8%

Income tax expense	(3.8)%	(4.1)%	(4.5)%
Income before equity in losses of Keurig, Incorporated, net of tax benefit	5.8%	6.5%	6.3%

Equity in losses of Keurig, Incorporated, net of tax benefit	(0.3)%	(0.8)%	(0.9)%

Net income	5.5%	5.7%	5.4%
	===	===	===

Fiscal 2005 versus Fiscal 2004

Net sales increased by $24,092,000 or 17.5%, to $161,536,000 in fiscal 2005 as compared to fiscal 2004. Coffee pounds shipped increased by approximately 2,145,000 pounds, or 12.1%, to approximately 19,879,000 pounds in fiscal 2005. The difference in growth rates between sales and pounds primarily reflects the increase in coffee K-Cups® as a percentage of sales, which sell at a higher price per pound than our other products, as well as the growth of the Company's Celestial Seasonings® Teas in K-Cups which are not part of the coffee pounds shipped data. The difference in net sales and pounds growth also reflects the two price increases in January and March 2005 which represents approximately 3.6% of the 17.5% increase in net sales. Our sales growth was driven by sales of K-Cups in the Office Coffee Service ("OCS") channel and the Consumer Direct channel, with OCS coffee contributing over 45% of the increase in net sales. In addition, the Food Service and Convenience Store channels experienced strong coffee sales. The pounds increase was strongest in the OCS channel, up 752,000 pounds or 18.3% due to strong K-Cup sales to our key customers driven by continued penetration of the Keurig® B-100 Single-Cup Brewers in small offices and the continued success of teas in K-Cups. The Consumer Direct channel grew over 54% in dollar sales and 43.9% in coffee pounds shipped or 236,000 pounds, due primarily to increased sales of the Keurig® Single-Cup Brewers for the home and associated K-Cups as well as K-Cup sales to Keurig, Inc. for its new Keurig Single-Cup Brewer sales to the retail channel, and to new Café Express members and overall improvements in website and catalog performance. In the Food Service channel, coffee pounds shipped increased 512,000 pounds, or 20% over the 2004 period, as a result of new customer acquisitions including approximately 244 Bruegger's Bakery casual restaurants throughout the United States. The Convenience Store channel increased pounds shipped by 506,000 pounds, or 10.4% over the 2004 period led by sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil. The Supermarkets channel increased their pounds shipped by 140,000 pounds, or 2.5% over the 2004 period, due primarily to the increase in sales of our Fair Trade and Organic product line including our co-branded Newman's Own® Organics products. Supermarket shipments slowed in the last two quarters of 2005, showing a decline of 2.6% over the comparable period in fiscal 2004. The softness in shipments in the second half of 2005 was mainly due to increased promotional levels by coffee competitors and the impact of our price increases in January and March of 2005.

Gross profit increased by $2,891,000, or 5.3%, to $56,975,000 in fiscal 2005. As a percentage of net sales, gross profit decreased 4.0 percentage points to 35.3% in fiscal 2005. The principal reasons for this decrease were higher green coffee costs, changes to the sales mix (mostly related to the higher percentage of sales of K-Cups which have a lower gross margin), increased costs associated with the new distribution center, as well as higher delivery expenses and higher costs associated with bringing new K-Cup capacity on-line.

Selling and operating expenses increased by $1,779,000, or 6.0%, to $31,517,000 in fiscal 2005, primarily due to compensation and benefits increases and higher marketing and promotional expenses. General and administrative expenses increased by $61,000, or 0.6%, to $9,554,000 in fiscal 2005. This increase was primarily due to higher salaries and compliance costs associated with the federal Sarbanes-Oxley legislation, and was partially offset by decreases in performance-based bonuses and employee benefits costs. Total selling, general and administrative expenses decreased to 25.5% of net sales from 28.5% of net sales in fiscal 2004. This improvement was primarily the result of leveraging selling and organizational resources on a higher sales base.

Interest expense increased by $216,000 to $498,000 in fiscal 2005. This increase is mainly due to a higher average debt balance in fiscal year 2005. The average effective interest rate was approximately 5.4% in fiscal 2005 as compared to 4.0% in fiscal 2004. In fiscal 2005 and fiscal 2004, Green Mountain Coffee capitalized $226,000 and $282,000 of interest expense, respectively. Income tax expense increased $390,000, or 6.8%, to $6,121,000 in fiscal 2005. The effective tax rate in 2005 was 39.3%, essentially unchanged from 39.2% in 2004.

We adopted the equity method of accounting for our investment in Keurig, Incorporated ("Keurig") in the third quarter of fiscal 2002 as our common stock ownership percentage grew from under 10% to 49.93% during that quarter. As of September 24, 2005 and September 25, 2004, the shares of common stock owned by the Company represent approximately 48.6% and 49.7% of Keurig's outstanding common stock, respectively. As of September 24, 2005, the total acquired shares (preferred stock and common stock) represent approximately 41.3% of Keurig's common equivalent shares and approximately 34.1% of Keurig's total shares on a fully diluted basis. Keurig is effectively controlled by MD Co. (controlled by MDT Advisers, an institutional investment company), which owns approximately 23% of Keurig's capital stock. As a result of contractual limitations and restrictions agreed to by us and certain other stockholders, MD Co. has the ability to elect a majority of Keurig's Board of Directors, cause certain types of amendments to Keurig's Certificate of Incorporation, and approve or reject a sale of Keurig's business.

The equity in the net earnings/loss of Keurig in fiscal 2005 was a loss of $492,000 or $0.06 per diluted share. This loss includes a $0.04 unrealized gain (net of tax) related to a valuation increase of Green Mountain Coffee's preferred shares of Keurig, which are carried at accreted redemption value. The loss also includes Green Mountain Coffee's share of the accretion of Keurig, Inc.'s estimated redemption value of its preferred stock owned by other shareholders of ($468,000) or ($0.06) per share (net of tax). The redemption value is based on Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption. The Board of Directors of Keurig reviews its estimate periodically and may change it prior to the February 4, 2007 earliest possible redemption date. The balance of the Keurig loss is primarily due to increased expenditures by Keurig related to the launch of the Keurig® Single-Cup Brewers for the home. We recognize our equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at September 24, 2005 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm.

Net income increased by $1,131,000, or 14.5%, to $8,956,000 in fiscal 2005. Earnings per diluted share increased $0.11 to $1.17.

Fiscal 2004 versus Fiscal 2003

Net sales increased by $20,717,000 or 17.7%, to $137,444,000 in fiscal 2004 as compared to fiscal 2003. Coffee pounds shipped increased by approximately 2,165,000 pounds, or 13.9%, to approximately 17,734,000 pounds in fiscal 2004. The difference in growth rates between sales and pounds primarily reflects the increase in coffee K-Cups® as a percentage of sales, which sell at a higher price per pound than the Company's other products, as well as the growth of our Celestial Seasonings® Teas in K-Cups which do not enter the coffee pounds shipped data. The sales growth was driven by sales of K-Cups to the office coffee channel and the consumer direct channel, as well as strong coffee sales to the supermarkets channel. The pounds increase was strongest in the supermarkets channel, up 842,000 pounds or 17.3% due primarily to the addition of new customers, including Publix Supermarkets, Stop & Shop® , and the continued growth of sales to Costco. A key growth driver in the supermarkets channel is the increase in sales of the Company's Fair Trade and Organic product line including our co-branded Newman's Own® Organics products. The pound sales in the office coffee service ("OCS") channel increased 733,000 pounds, or 21.6%, due to strong K-Cup sales driven by increased penetration of the Keurig B-100 Single-Cup Brewers in small offices. The convenience store channel grew 258,000 pounds, or 5.6%, largely due to the sales to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil.

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

Interest expense decreased by $257,000 to $282,000 in fiscal 2004. This decrease is mainly due to the capitalization of interest expense associated with the construction of our new distribution center. The average effective interest rate was approximately 4% in fiscal 2004. In fiscal 2004 and fiscal 2003, we capitalized $282,000 and $127,000 of interest expense, respectively.

Income tax expense increased $486,000, or 9.3%, to $5,731,000 in fiscal 2004. The effective tax rate in 2004 was 39.2%, down from 41.5% in 2003. The decrease is due mainly to the favorable impact of the state tax incentives of $397,000, after federal effect, awarded under the Vermont Economic Advancement Tax Incentive Program. The total incentives awarded are $2,090,500 over the associated 5-year period. The ultimate amount of this credit is dependent on actual capital expenditures and employees added to the payroll over the 5-year period of the authorization. We reduced the valuation allowance on our Vermont Manufacturer's tax credit by $59,000 and $145,000 in fiscal 2004 and fiscal 2003, respectively. This credit expired at the end of fiscal year 2004.

The equity in the net earnings/loss of Keurig in fiscal 2004 was a loss of $1,076,000 or $0.15 per diluted share, down $51,000 or 4.5% from a loss of $1,127,000 in fiscal 2003 The Keurig losses are primarily due to marketing expenditures by Keurig related to the launch of the Keurig® Single-Cup Brewer for the home. Our percentage ownership of the total common stock equivalent outstanding shares of Keurig was 41.8% and 41.9% at September 25, 2004 and September 27, 2003, respectively. We recognize our equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at September 25, 2004 and the related deferred tax asset is supported by a valuation analysis prepared by an independent investment-banking firm.

Net income increased by $1,559,000, or 24.9%, to $7,825,000 in fiscal 2004. Earnings per diluted share increased $0.20 to $1.06.

Liquidity and Capital Resources

Our working capital increased $5,449,000 to $17,172,000 at September 24, 2005. This increase is primarily due to increased inventory, and, to a lesser extent, increased cash and accounts receivable, and was partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by operating activities decreased by $953,000, or 6.0%, to $14,874,000 in fiscal 2005 from fiscal 2004 levels. In fiscal 2005, cash flows from operations were used to fund capital expenditures and repay debt.

In fiscal 2005, we had capital expenditures of $9,442,000, including $3,870,000 for production and distribution equipment; $2,720,000 for computer equipment and software; $2,031,000 for coffee service equipment loaned to customers; $705,000 for building, leasehold improvements and fixtures; and $116,000 for vehicles.

In fiscal 2004, we had capital expenditures of $18,500,000, including $6,657,000 for building, leasehold improvements and fixtures; $8,304,000 for production equipment; $1,663,000 for loaner equipment; $1,720,000 for computer equipment and software; and $156,000 for vehicles. The construction of the new distribution center in Waterbury accounted for $9,973,000 of the total 2004 capital expenditures. Other significant production projects, primarily upgrades to the Keurig packaging lines and projects in the roasting area, accounted for $4,286,000 of the 2004 expenditures.

At September 24, 2005, the balance of fixed assets classified as construction in progress, and therefore not being depreciated in the current period, amounted to $1,684,000. The assets included in this amount are expected to be ready for production use before the end of fiscal 2006.

In fiscal 2005, cash flows from financing activities included $4,341,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, up from $930,000 in the 2004 fiscal year. In addition, cash flows from operating activities included a $2,262,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $301,000 in 2004. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

We maintain a credit facility with Bank of America N.A. ("Bank of America"). On June 30, 2004 we modified our existing credit facility with Bank of America. The second participating lender in this modified facility is Citizens Bank New Hampshire ("Citizens"). The modified facility provides for the previously existing term loan to be increased from $15 million to $17 million and to be amortized over 5 years. The availability under our revolving line of credit (which expires in March 2006) decreased from $12.5 million to $10 million and the availability under our equipment line of credit remains at $5 million with a term out of 5 years per amount drawn. The modified credit facility was used to finance our new distribution center in fiscal 2004, to purchase needed equipment, as well as for working capital purposes. The credit facility is secured by all the assets of the Company, and includes a negative pledge on our new distribution center. The terms of the credit agreement also restrict certain transactions without prior bank approval.

On May 31, 2005, we used excess cash to pay down $5,000,000 of our term loan debt with Bank of America. This prepayment shortened the maturity date of the loan from June 2009 to December 2007. All other terms of the debt remained unchanged.

At September 24, 2005 and September 25, 2004, the balance outstanding under the term loan was $8,450,000 and $16,500,000, respectively. No amount was outstanding under the revolving line of credit at September 24, 2005 or September 25, 2004. No amount was outstanding under the equipment line of credit at September 24, 2005. At September 25, 2004, $500,000 was outstanding under the equipment line of credit.

The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. On September 12, 2005, Green Mountain Coffee and Bank of America entered into an amendment to the credit facility to replace the fixed charge coverage ratio with a debt service coverage ratio and amend the definition of EBITDA by expressly including in non-cash charges added back to our consolidated net income charges for stock options, restricted stock, or other stock-based awards which we have expensed. We were in compliance with the credit agreement's covenants at September 24, 2005 and September 25, 2004.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. On June 29, 2004, we entered into a $17,000,000 amortizing interest rate swap agreement in order to fix the interest rate on our term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The notional amount of the swap at September 24, 2005, was $8,450,000. We believe that our cash flows from operating activities, existing cash and the modified credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next twelve months. We anticipate renewing the revolving line of credit expiring in March 2006. In addition, we may decide to seek additional borrowings or an equity offering as additional sources of funding in order to position our Company for strategic opportunities as they occur.

A summary of our cash requirements related to our outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations	Total
2006	$ 3,492,000	$ 38,000	$ 1,735,000	$ 16,378,000	$21,643,000
2007	3,459,000	40,000	1,184,000	113,000	4,796,000
2008	1,662,000	37,000	1,000,000	113,000	2,812,000
2009	-	20,000	889,000	112,000	1,021,000
2010	-	-	793,000	-	793,000
Thereafter	-	-	3,460,000	-	3,460,000
Total	$ 8,613,000	$135,000	$ 9,061,000	$16,716,000	$34,525,000

In addition, we expect to spend $11,000,000 to $13,000,000 in capital expenditures in fiscal 2006.

Factors Affecting Quarterly Performance

Historically, we have experienced variations in sales from quarter-to-quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, and weather. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K). Actual results could differ from those estimates.

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their critical accounting policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of their Form 10-K. The SEC defined a critical accounting policy as one that is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, we are describing our critical accounting policies below.

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

Income Tax:
We utilize the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Inventories:
Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist primarily of green and roasted coffee, packaging materials and purchased finished goods.

Revenue recognition:
Revenue from wholesale and consumer direct sales is recognized upon product delivery.

Stock based compensation:
We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for two grants to outside consultants in fiscal 2003 and a grant issued to an officer below market price in fiscal 2004, no compensation expense has been recognized for our stock option awards and our stock purchase plan because the exercise price of our stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123").

Recent Accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments [FAS123(R)]. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using an option pricing model adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which is the fiscal year beginning on September 25, 2005 for Green Mountain Coffee. The Company is currently in the process of implementing this Statement which is expected to have a material impact on its results from operations. See Note No. 2 for the disclosure of share-based compensation required by FAS 123. The standard provides for three alternative transition methods including (i) a modified prospective application ("MPA"), without restatement of prior interim periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. The Company anticipates using the modified prospective application transition method without restatement of prior interim periods.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. This statement requires that abnormal expenses be recognized in the current period and that fixed production overhead be allocated to inventory based on the normal capacity of the production facilities. This statement is effective for fiscal periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of this new Standard and will make any necessary adjustment in its first quarter. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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
  Any obligation under certain derivative instruments; and
  Any obligation arising out of a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations. We do not have, nor do we engage in, transactions with any special purpose entities. Except as specifically discussed in Notes 8 and 10 to the Consolidated Financial Statements, we are not engaged in hedging activities. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles, and are more fully discussed above.

Risks Related to the Company's Business

Green Mountain Coffee's business, its future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact our business, future performance and the forward-looking statements that we make in this report or that we may make in the future.

 Because our Company has only one roasting facility, a significant interruption in the operation of this facility could potentially disrupt our operations.

We have only one coffee roasting facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis. Similarly, any disruption in our new distribution facility adjacent to our roasting facility in Vermont could significantly impair our ability to operate our business. As this new distribution center continues to undergo hardware and software changes and refinements in order to run more efficiently, there is a risk that the distribution center may not consistently operate at optimal performance levels throughout the year. In addition, because our coffee roasting and primary distribution facility is located in Vermont, our ability to ship coffee and receive shipments or raw materials could be adversely affected during winter months as a result of severe winter conditions and storms.

 Our substantial equity investment in Keurig, Incorporated, a privately-held company, could have a material ongoing negative effect on our net income.

Green Mountain Coffee has a substantial equity investment in Keurig, Incorporated, a private company. Keurig can have significant quarterly operating income/loss fluctuations and its results can differ materially from expectations set forth in forward-looking statements. Keurig is currently operating at a loss and its negative earnings have a direct effect on Green Mountain Coffee's net income because our investment in Keurig is accounted for under the equity method of accounting. We recognize our equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at September 24, 2005 and the related deferred tax asset is supported by a valuation analysis prepared by an independent investment-banking firm. Further, there is a high degree of uncertainty with respect to Keurig's spending for the marketing support of the Keurig® Single-Cup Brewers for the home and results could materially vary depending on Keurig's success in continuing to penetrate the home brewer market and its ability to secure adequate financing to support its marketing activities. Due to contractual agreements between Green Mountain Coffee and the other stockholders of Keurig, Incorporated, we have very limited control over the management, operation or strategic direction of Keurig, Incorporated.

Increases in the cost of high quality arabica coffee beans could reduce Green Mountain Coffee's gross margin and profit.

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

In the past, we generally have been able to pass increases in green coffee costs to our customers. We increased prices for certain products twice in fiscal 2005 due to rising coffee costs. There can be no assurance that we will be successful in passing such fluctuations on to the customers without losses in sales volume or gross margin in the future. Additionally, if higher green coffee costs can be offset on a dollar for dollar basis by price increases, this trend still lowers our gross margin on a percentage of sales basis.

Similarly, rapid sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory. Furthermore, a worldwide supply shortage of the high-quality arabica coffees we purchase could have an adverse impact on our operations and profitability.

Decreased availability of high quality arabica coffee beans could result in a decrease in revenue and jeopardize our Company's ability to maintain or expand our business.

Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high quality arabica coffee beans. In particular, the supply of Fair Trade Certified™ coffees is limited. We may not be able to purchase enough Fair Trade coffees to satisfy the rapidly increasing demand for such coffees, which could impact our revenue growth.

Because an increasing amount of our supply of Arabica coffee beans comes from specialty farms, we are more dependent upon a limited amount of suppliers, which increases the risk of inventory shortage.

We purchase an increasing amount of green coffee from specifically identified farms, estates, cooperatives and cooperative groups. In fiscal 2005, 47% of green coffee purchases were "farm-identified," slightly down from 49% in fiscal 2004. The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period we need this green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels.

If our relationships with coffee brokers, exporters and growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans. In such case, we may not be able to fulfill the demand of its existing customers, supply new customers or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to maintain or expand our business.

Competition in the specialty coffee market is intense and could affect Green Mountain Coffee's profitability.

The specialty coffee market is highly fragmented. Competition in the specialty coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the specialty coffee market. Many of our current and potential competitors have substantially greater financial, marketing and operating resources. Our primary competitors in specialty coffee sales include Gevalia Kaffe (Kraft Foods), Dunkin' Donuts, Peet's Coffee & Tea, Millstone® (Procter & Gamble), New England Coffee Company and Starbucks. There are numerous smaller, regional brands that also compete in this category. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble, Sara Lee and Nestlé, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our coffee. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened.

Because a substantial portion of Green Mountain Coffee's revenue is related to sales to certain major customers, the loss of one or more of these customers could materially harm our business.

Our Company receives a significant portion of revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Coffee pounds shipped to our ten largest customers accounted for approximately 36% of our total coffee pounds shipped in fiscal 2005. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our business. In addition, a significant percentage of our total revenue in fiscal 2005 came from sales of K-Cups®. If Green Mountain Coffee was no longer permitted to manufacture K-Cups® or if competitive, business or economic factors had a material negative impact on sales of the Keurig brewing system, our business would be adversely affected.

Because Green Mountain Coffee's business is focused almost entirely on the sale of specialty coffee, if the demand for specialty coffee decreased, our Company's business could suffer.

Sales of specialty coffee constituted nearly 100% of our Company's 2005 net revenue.

Demand for specialty coffee is affected by many factors, including:
- Consumer tastes and preferences;
- International, national, regional and local economic conditions; and
- Demographic trends

Because Green Mountain Coffee is highly dependent on consumer demand for specialty coffee, a shift in consumer preferences away from specialty coffee would harm our business more than if we had more diversified product offerings. If customer demand for specialty coffee decreases, our sales would decrease accordingly.

Because Green Mountain Coffee relies heavily on common carriers to deliver our coffee any disruption in their services or increase in shipping costs could adversely affect our business.

Green Mountain Coffee relies on a number of common carriers to deliver coffee to our customers and distribution centers. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner. A delay in shipping could:

- Have an adverse impact on the quality of the coffee shipped, and thereby adversely affect our brand and reputation;
- Result in the disposal of an amount of coffee that could not be shipped in a timely manner; and
- Require us to contract with alternative, and possibly more expensive, common carriers.

Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause the Company's revenue and profits to suffer.

Green Mountain Coffee depends on the expertise of key personnel. If these individuals leave or change their role within the Company without effective replacements, our operations could suffer.

The success of our Company's business is dependent to a large degree on our management and our coffee roasters and purchasers. If members of the Company's management leave without effective replacements, our ability to implement our business strategy could be impaired. If we lost the services of our coffee roasters and purchasers, our ability to source and purchase a sufficient supply of specialty coffee beans and roast coffee beans consistent with our quality standards could suffer. In either case, the Company's business and operations could be adversely affected.

Green Mountain Coffee's roasting methods are not proprietary, so competitors may be able to duplicate them, which could harm our competitive position.

We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our brand. Because our roasting methods cannot be patented, we would be unable to prevent competitors from copying our roasting methods if such methods became known. If the Company's competitors copy our roasting methods, the value of our brand could be diminished, and we could lose customers to our competitors. In addition, competitors could be able to develop roasting methods that are more advanced than Green Mountain Coffee's roasting methods, which could also harm our competitive position.

Because a substantial portion of our business is based in New England, a worsening of the regional New England economy, a decrease in consumer spending or a change in the competitive conditions in this market could substantially decrease Green Mountain Coffee's revenue and could adversely impact our ability to implement our business strategy.

Coffee pounds shipped to customers in New England accounted for 42% of our total pounds shipped in fiscal 2005. We expect that our New England operations will continue to generate a substantial portion of our revenue. In addition, our market share and visibility in New England provides us with a means for increasing brand awareness, building customer loyalty and strengthening our premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in New England may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations.

Political instability in coffee growing regions could result in a decrease in the availability of high quality arabica coffee beans needed for the continued operation and growth of our business and an increase in our operating costs.

Our Company roasts arabica coffee beans from many different regions to produce over 100 types and blends of coffee. The political situation in many of those regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If arabica coffee beans from a region become unavailable or prohibitively expensive, we could be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. Frequent substitutions and changes in our coffee product lines could lead to cost increases, customer alienation and fluctuations in our gross margins. Furthermore, a worldwide supply shortage of the high quality arabica coffee beans we purchase could have a material adverse effect on our business.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and commodity prices (the "C" price of coffee). To address these risks, we enter into hedging transactions as described below. We do not use financial instruments for trading purposes.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impacts that market risk exposures may have on our financial position or earnings.

Interest rate risks

The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected maturity dates	2006	2007	2008	2009	2010	Total
Long-term debt:
Variable rate	-	-	-	-	-	-
Average interest rate	-	-	-	-	-	-
Fixed rate (in thousands)	$3,530	$3,499	$1,699	$ 19	$1	$ 8,748
Average interest rate	5.05%	5.10%	5.14%	4.76%	4.76%	$ 5.09%

At September 24, 2005, we had no debt subject to variable interest rates. We entered into an amortizing interest rate swap agreement in June 2004, in order to fix the interest rate on our entire term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR.

In fiscal 2005 and fiscal 2004, we paid $201,000 and $167,000, respectively, in additional interest expense pursuant to the swap agreement. We are exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated. The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 24, 2005, we estimate that we would have received $28,000 (gross of tax) if we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts two to six months prior to delivery, so that we can adjust our sales prices to the market. In addition, we maintain an on-hand inventory of approximately 1.5 to 2 months' worth of green coffee requirements. At September 24, 2005, we had approximately $16,716,000 in green coffee purchase commitments, of which approximately 84% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At September 24, 2005 we held outstanding futures contracts covering 1,687,500 pounds of coffee with a fair market value of ($60,000), gross of tax. The average settlement price used to calculate the fair value of the contracts outstanding was $0.93. If the settlement price drops on average by 10%, the loss incurred will be approximately $157,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2006.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1.

In accordance with rule 3-09, we will file audited financial statements of our equity method investee Keurig, Incorporated for the calendar year ending December 31, 2005, which meets the significant subsidiary tests, within 90 days of Keurig's year-end.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 24, 2005. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures [as defined in Exchange Act Rule 13a-15(e)] are effective.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 24, 2005 and concluded that it is effective.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 24, 2005, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information regarding the Company's executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 16, 2006, which will be filed not later than 120 days after the close of our fiscal year ended September 24, 2005 (the "Definitive Proxy Statement").

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

Item 15. Exhibits and Financial Statement Schedules

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
(i) Amendment to the Second Amended and Restated Credit Agreement and Loan Documents dated September 12, 2005.
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
(e) Addendum & Amendment to Lease dated October 15, 2003.
10.2	1993 Stock Option Plan of the Company, as revised (incorporated by reference to Exhibit 10.36 in the Annual Report on Form 10-K for the fiscal year ended September 27, 1997).*
(a) Form of Stock Option Agreement.*
10.3	1998 Employee Stock Purchase Plan with Form of Participation Agreement (incorporated by reference to Exhibit 10.37 in the Annual Report on Form 10-K for the fiscal year ended September 26, 1998.)*
10.4	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*
(a) Form of Stock Option Agreement.*
10.5

Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.6

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

10.8	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*
(a) Form of Stock Option Agreement*
10.9	Green Mountain Coffee, Inc., Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.113 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.10	Green Mountain Coffee, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11

Loan Agreement by and between the Green Mountain Coffee, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.12

Shareholder Rights Agreement dated April 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and MD Co. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).

10.13

Second Amended and Restated First Refusal Agreement dated as of February 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K dated April 5, 2002).

10.14

Voting Agreement dated as of February 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K dated April 5, 2002).

10.15

Stock Rights Agreement dated as of February 4, 2002, by and among Keurig, Incorporated, Green Mountain Coffee Roasters, Inc., and other holders of preferred stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K dated April 5, 2002).

10.16

Equipment Purchase Agreement dated as of June 21, 2002, by and between Green Mountain Coffee Roasters, Inc., and Keurig, Incorporated (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 6, 2002).

10.17	2002 Deferred Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 24, 2003).*

10.18

Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.26 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2003).*

10.19

Ground Lease Agreement dated April 14, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2005)

(a) Amendment to Ground Lease Agreement dated November 15, 2005.
10.20	Employment agreement of James Travis dated July 27, 2005*

10.21	Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company.

14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct (incorporated by reference to Exhibit 14 in Annual Report on Form 10-K for the fiscal year ended September 27, 2003).

23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers of Attorney.
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Signature	Title	Date
/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 8, 2005

/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	December 8, 2005

KATHRYN S. BROOKS*	Vice President of Human Resources and Organizational Development and Director	December 8, 2005

BARBARA CARLINI*	Director	December 8, 2005

WILLIAM D. DAVIS*	Director	December 8, 2005

JULES A. DEL VECCHIO*	Director	December 8, 2005

DAVID E. MORAN*	Director	December 8, 2005

*By: _/s/ Robert P. Stiller______ Robert P. Stiller, Attorney-in-fact

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

 To the Board of Directors and Stockholders of Green Mountain Coffee Roasters, Inc.:

We have completed an integrated audit of Green Mountain Coffee Roasters, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of September 24, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. at September 24, 2005 and September 25, 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 24, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
December 8, 2005

Green Mountain Coffee Roasters, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 24, 2005	September 25, 2004

Assets
Current assets:
Cash and cash equivalents	$6,450	$4,514
Receivables, less allowances of $544 and $481 at September 24, 2005, and September 25, 2004, respectively	15,286	13,776
Inventories	14,039	9,580
Other current assets	1,274	983
Deferred income taxes, net	1,346	616
Total current assets	38,395	29,469

Fixed assets, net	39,507	36,502
Investment in Keurig, Incorporated	9,765	10,604
Goodwill and other intangibles	1,446	1,446
Other long-term assets	739	311

	$89,852	$78,332
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,530	$3,259
Accounts payable	10,440	8,382
Accrued compensation costs	1,929	2,737
Accrued expenses	4,547	3,028
Other short-term liabilities	60	317
Income tax payable	717	23
Total current liabilities	21,223	17,746

Long-term debt	5,218	14,039
Deferred income taxes	3,019	2,132

Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,638,281 and 8,260,261 shares at September 24, 2005 and September 25, 2004, respectively	864	826
Additional paid-in capital	29,651	22,884
Retained earnings	37,695	28,739
Accumulated other comprehensive (loss)	(72)	(130)
ESOP unallocated shares, at cost - 15,205 and 21,060 shares at September 24, 2005 and September 25, 2004, respectively	(410)	(568)
Treasury shares, at cost - 1,157,554 shares at September 24, 2005 and September 25, 2004	(7,336)	(7,336)
Total stockholders' equity	60,392	44,415

	$89,852	$78,332
	=======	=======

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Operations
(Dollars in thousands except per share data)
	Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Net sales	$ 161,536	$ 137,444	$ 116,727

Cost of sales	104,561	83,360	67,716

Gross profit	56,975	54,084	49,011

Selling and operating expenses	31,517	29,738	27,649
General and administrative expenses	9,554	9,493	8,241

Operating income	15,904	14,853	13,121

Other income	163	61	56
Interest expense	(498)	(282)	(539)

Income before income taxes	15,569	14,632	12,638

Income tax expense	(6,121)	(5,731)	(5,245)

Income before equity in losses of Keurig, Incorporated, net of tax benefit	9,448	8,901	7,393

Equity in losses of Keurig, Incorporated, net of tax benefit	(492)	(1,076)	(1,127)

Net income	$ 8,956	$ 7,825	$ 6,266
	=====	=====	=====
Basic income per share:
Weighted average shares outstanding	7,192,431	7,004,605	6,859,709
Net income	$1.25	$1.12	$0.91
Diluted income per share:
Weighted average shares outstanding	7,666,832	7,409,426	7,259,805
Net income	$1.17	$1.06	$0.86

GREEN MOUNTAIN COFFEE ROASTERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended September 24, 2005, September 25, 2004, and September 27, 2003
(Dollars in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)	Treasury stock		ESOP unallocated		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 28, 2002	7,956,872	$795	$19,793	$14,648	$ (12)	(1,138,273)	$(7,050)	(40,941)	$(1,109)	$27,065
Issuance of common stock under employee stock purchase plan	41,363	5	528	-	-	-	-	-	-	533
Options exercised	158,256	16	747	-	-	-	-	-	-	763
Deferred compensation and non-employee compensation expense	-	-	53	-	-	-	-	-	-	53
Allocation of ESOP shares	-	-	(69)	-	-	-	-	9,760	263	194
Tax benefit from allocation of ESOP shares	-	-	26	-	-	-	-	-	-	26
Tax benefit from exercise of options	-	-	591	-	-	-	-	-	-	591
Purchase of treasury shares	-	-	-	-	-	(19,281)	(286)	-	-	(286)
Other comprehensive loss, net of tax	-	-	-	-	(57)	-	-	-	-	(57)
Net income	-	-	-	6,266	-	-	-	-	-	6,266
Balance at September 27, 2003	8,156,491	816	21,669	20,914	(69)	(1,157,554)	(7,336)	(31,181)	(846)	35,148
Issuance of common stock under employee stock purchase plan	34,677	3	581	-	-	-	-	-	-	584
Options exercised	69,093	7	332	-	-	-	-	-	-	339
Deferred compensation and stock compensation expense	-	-	46	-	-	-	-	-	-	46
Allocation of ESOP shares	-	-	(73)	-	-	-	-	10,121	278	205
Tax benefit from allocation of ESOP shares	-	-	28	-	-	-	-	-	-	28
Tax benefit from exercise of options	-	-	301	-	-	-	-	-	-	301
Other comprehensive loss, net of tax	-	-	-	-	(61)	-	-	-	-	(61)
Net income	-	-	-	7,825	-	-	-	-	-	7,825
Balance at September 25, 2004	8,260,261	826	22,884	28,739	(130)	(1,157,554)	(7,336)	(21,060)	(568)	44,415
Issuance of common stock under employee stock purchase plan	37,808	4	709	-	-	-	-	-	-	713
Options exercised	340,212	34	3,594	-	-	-	-	-	-	3,628
Deferred compensation and stock compensation expense	-	-	176	-	-	-	-	-	-	176
Allocation of ESOP shares	-	-	42	-	-	-	-	5,855	158	200
Tax expense from allocation of ESOP shares	-	-	(16)	-	-	-	-	-	-	(16)
Tax benefit from exercise of options	-	-	2,262	-	-	-	-	-	-	2,262
Other comprehensive loss, net of tax	-	-	-	-	58	-	-	-	-	58
Net income	-	-	-	8,956	-	-	-	-	-	8,956
Balance at September 24, 2005	8,638,281	$ 864	$ 29,651	$37,695	$ (72)	(1,157,554)	$(7,336)	(15,205)	$(410)	$ 60,392
	====	===	====	====	===	=====	====	====	====	====

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003

Net income	$ 8,956	$ 7,825	$ 6,266
Other comprehensive income (loss), net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	42	(10)	(50)
(Gains) losses on derivatives designated as cash flow hedges included in net income	16	(51)	(7)
Other comprehensive income (loss)	58	(61)	(57)
Comprehensive income	$ 9,014	$ 7,764	$ 6,209
	=======	=======	=======

GREEN MOUNTAIN COFFEE ROASTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Year Ended
September 24, 2005		September 25, 2004	September 27, 2003
Cash flows from operating activities:
Net income	$8,956	$7,825	$6,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,048	4,674	4,848
Gain on disposal of fixed assets	(49)	(89)	(54)
Provision for doubtful accounts	315	253	397
Change in fair value of interest rate swap	(345)	197	120
Change in fair value of futures derivatives	182	(124)	(11)
Change in accumulated other comprehensive income	58	(61)	(57)
Tax benefit from exercise of non-qualified stock options and disqualified dispositions of incentive stock options	2,262	301	591
Tax benefit (expense) from allocation of ESOP shares	(16)	28	26
Equity in loss of Keurig, Incorporated	839	1,784	1,927
Deferred income taxes	157	788	803
Deferred compensation and stock compensation	176	46	53
Contributions to the ESOP	200	200	200
Changes in assets and liabilities:
Receivables	(1,825)	(1,321)	(3,973)
Inventories	(4,459)	(2,115)	(1,589)
Other current assets	(413)	44	(116)
Income taxes payable (receivable)	694	299	252
Other long-term assets	(400)	(56)	(29)
Accounts payable	1,783	1,268	877
Accrued compensation costs	(808)	681	1,025
Accrued expenses	1,519	1,205	562
Net cash provided by operating activities	14,874	15,827	12,118

Cash flows from investing activities:
Expenditures for fixed assets	(9,442)	(18,500)	(7,651)
Proceeds from disposals of fixed assets	713	488	601
Net cash used for investing activities	(8,729)	(18,012)	(7,050)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,341	930	1,291
Purchase of treasury shares	-	-	(286)
Proceeds from issuance of long-term debt	141	9,010	90
Repayment of long-term debt	(8,691)	(3,393)	(3,681)
Repayment of revolving line of credit	-	(350)	(2,780)
Net cash provided by (used for) financing activities	(4,209)	6,197	(5,366)

Net increase (decrease) in cash and cash equivalents	1,936	4,012	(298)
Cash and cash equivalents at beginning of year	4,514	502	800
Cash and cash equivalents at end of year	$6,450	$4,514	$502
	====	====	====
Supplemental disclosures of cash flow information:
Cash paid for interest	$753	$513	$511
Cash paid for income taxes	$2,719	$ 3,521	$2,726
Accounts payable include commitments for fixed assets purchases at the end of each year:	$1,456	$ 1,181	$419

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

The Company's fiscal year ends on the last Saturday in September. Fiscal 2005, fiscal 2004 and fiscal 2003 represent the years ended September 24, 2005, September 25, 2004, and September 27, 2003, respectively. Each of these fiscal years consists of 52 weeks.

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

  Stock-based compensation
  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for two grants to outside consultants in fiscal 2003 and a grant issued to an officer below market price in fiscal 2004, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provision of Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended September 24, 2005, September 25, 2004 and September 27, 2003, would have decreased to the pro forma amounts indicated below:

In thousands, except per share data	Fiscal 2005	Fiscal 2004	Fiscal 2003

Net income, as reported	$8,956	$7,825	$6,266
Stock-based compensation expense included in reported net income, net of tax	96	23	27
Total stock-based compensation expense determined under fair value based method, net of tax	(1,083)	(1,046)	(968)
Pro forma net income	7,969	6,802	5,325

Basic net income per share, as reported	1.25	1.12	0.91
Basic net income per share, pro forma	1.11	0.97	0.78

Diluted net income per share, as reported	1.17	1.06	0.86
Diluted net income per share, pro forma	1.04	0.92	0.73

  The fair value of each stock option under the 1993, 1999 and 2000 Plans are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years, 5 years, and 4 years in fiscal 2005, 2004, and 2003, respectively; an average volatility of 41%, 57%, and 63%, for fiscal 2005, 2004, and 2003, respectively; no dividend yield; and a risk-free interest rate averaging 4.00%, 3.00%, and 2.88% for fiscal 2005, 2004, and 2003 grants, respectively. The weighted-average fair values of options granted during 2005, 2004, and 2003 are $12.03, $9.90, and $9.04, respectively.

  The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 2005, 2004, and 2003: an expected life of six months for all periods presented; expected volatility of 37%, 57%, and 65%, respectively; no dividend yield; and an average risk-free interest rate of 3.05%, 1.50%, and 1.00%, respectively. The weighted average fair value of those purchase rights granted in fiscal 2005, 2004, and 2003, was $8.02, $7.00, and $8.81, respectively.

  Other long-term assets
  Other long-term assets consist of deposits and debt issuance costs. Debt issuance costs are being amortized over the respective life of the applicable debt. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 24, 2005 and September 25, 2004 were $99,000 and $132,000, respectively.

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

  Advertising costs
  The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which the catalog is expected to generate sales. At September 24, 2005 and September 25, 2004, prepaid advertising costs of $138,000 and $41,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $5,609,000, $5,194,000, and $4,814,000, for the years ended September 24, 2005, September 25, 2004, and September 27, 2003, respectively.

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

  Financial instruments
  The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 24, 2005. See Note 8 and 10 for disclosures on fair value determinations of hedging instruments.

  Use of estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

  Significant customer credit risk and supply risk
  Since March 2001, under a new distribution agreement with ExxonMobil Corporation ("ExxonMobil"), all corporate-owned locations as well as a number of franchisee-owned locations must purchase their coffee from McLane Company ("McLane"), an independent distributor, with McLane becoming the direct customer of Green Mountain Coffee. Net sales to McLane comprised less than 10% of the Company's revenues in the years ended September 24, 2005, September 25, 2004, and September 27, 2003. Receivables from McLane represented 22.5% and 15.8% of total receivables as of September 24, 2005, and September 25, 2004, respectively.

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

  Recent pronouncements
  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (FAS123(R)). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using an option pricing model adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which is the fiscal year beginning on September 25, 2005 for Green Mountain Coffee. The Company is currently in the process of implementing this Statement which is expected to have a material impact on its results from operations. See the disclosure of share-based compensation required by FAS 123 above in this Note. The standard provides for three alternative transition methods including (i) a modified prospective application ("MPA"), without restatement of prior interim periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. The Company anticipates using the modified prospective application transition method without restatement of prior interim periods.

  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of FAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of FAS 123(R)'s implementation challenges for registrants and enhance the information that investors receive.

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. This statement requires that abnormal expenses be recognized in the current period and that fixed production overhead be allocated to inventory based on the normal capacity of the production facilities. This statement is effective for fiscal periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of this new Standard and will make any necessary adjustment in its first quarter. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

  In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

  In August 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

  Revised classification
  The Company has revised the classification of certain information presented in its fiscal 2004 and fiscal 2003 Consolidated Statements of Cash Flows to conform to the fiscal 2005 presentation.

  Inventories

  Inventories consist of the following:

	September 24, 2005	September 25, 2004

Raw materials and supplies	$ 7,026,000	$ 5,020,000
Finished goods	7,013,000	4,560,000
	$ 14,039,000	$ 9,580,000
	=============	=============

  Inventory values above are presented net of $133,000 and $166,000 of obsolescence reserves at September 24, 2005, and September 25, 2004, respectively.

  At September 24, 2005, the Company had approximately $16,716,000 in green coffee purchase commitments, of which approximately 84% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $0.97 per pound and a price of $11.25 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

  Fixed Assets

  Fixed assets consist of the following:

	Useful Life in Years	September 24, 2005	September 25, 2004

Production equipment	2 - 15	$ 28,169,000	$ 21,719,000
Equipment on loan to wholesale customers	2 - 6	11,263,000	10,427,000
Computer equipment and software	2 - 5	11,241,000	8,668,000
Building	30	5,455,000	5,198,000
Furniture and fixtures	2 - 10	3,214,000	2,904,000
Vehicles	4 - 5	898,000	1,018,000
Leasehold improvements	2 - 11 or remaining life of the lease, whichever is less	1,861,000	3,675,000
Construction-in-progress		1,684,000	6,145,000

Total fixed assets		63,785,000	59,754,000

Accumulated depreciation		(24,278,000)	(23,252,000)

		$ 39,507,000	$ 36,502,000
		==========	==========

  Total depreciation and amortization expense relating to all fixed assets was $6,048,000, $4,674,000, and $4,829,000, for fiscal 2005, 2004, and 2003, respectively.

  Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on September 24, 2005, are expected to be in production use before the end of fiscal 2006.

  During fiscal 2005, fiscal 2004 and fiscal 2003, $226,000, $281,000, and $127,000, respectively, of interest expense was capitalized.

  The Company regularly undertakes a review of its fixed assets records. In fiscal 2003, it recorded an impairment charge of $340,000, mainly related to obsolete manufacturing and distribution equipment. An additional $23,000 impairment charge related to obsolete distribution equipment was recorded in fiscal 2004. In fiscal 2005, obsolete fixed assets totaling $126,000 were written-off.

  Income Taxes

  The provision for income taxes for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 consists of the following:

	September 24, 2005	September 25, 2004	September 27, 2003
Current tax expense:
Federal	$4,820,000	$3,323,000	$ 2,897,000
State	839,000	825,000	699,000
Total current	5,659,000	4,148,000	3,596,000

Deferred tax expense:
Federal	322,000	1,513,000	1,356,000
State	140,000	129,000	438,000
Total deferred	462,000	1,642,000	1,794,000

Tax asset valuation allowance	(0)	(59,000)	(145,000)

Total tax expense	$6,121,000	$5,731,000	$ 5,245,000
	========	========	=========

  SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers expected future events other than enactments of changes in the tax law or rates.

  Net deferred tax liabilities consist of the following:

	September 24, 2005	September 25, 2004
Deferred tax assets:
Losses of equity investment in Keurig	$2,054,000	$1,684,000
Section 263A adjustment	19,000	10,000
Deferred hedging losses	50,000	89,000
Vermont VEPC tax credit	434,000	397,000
Other reserves and temporary differences	1,200,000	484,000
Gross deferred tax assets	3,757,000	2,664,000

Deferred tax asset valuation allowance	(43,000)	(42,000)

Deferred tax liability:
Depreciation	(5,387,000)	(4,138,000)

Net deferred tax liabilities	$ (1,673,000)	$ (1,516,000)
	==========	==========

  On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,091,000 over a five-year period beginning in fiscal year 2004. The capital investment tax credits are $1,844,000 of the total authorization and are contingent upon reaching minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are also subject to recapture and disallowance provisions due to curtailment of trade or business. The Company is deemed to have substantially curtailed its trade or business if the average number of full time employees in any period of 120 consecutive days is less than 75% of the highest average number of full time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit. Once a credit is earned, it may be carried forward to any subsequent year for which an approval exists (2004 through 2008 for Green Mountain Coffee) or to any of the next 5 succeeding years following the last year of the term approved by the VEPC. The tax credit earned during fiscal 2005 decreased state income tax expense by $345,000, after federal effect.

  The valuation allowance at September 24, 2005 of $43,000 consists entirely of allowance against future utilization of capital losses.

  A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

	September 24, 2005	September 25, 2004	September 27, 2003
Tax at U.S. Federal Statutory rate	$5,294,000	$4,974,000	$ 4,297,000
Increase (decrease) in rates resulting from:
Other nondeductible items	140,000	134,000	89,000
State taxes, net of federal benefit	687,000	682,000	1,004,000
Deferred tax asset valuation allowance	(0)	(59,000)	(145,000)

Tax at effective rates	$6,121,000	$5,731,000	$ 5,245,000
	=========	=========	=========
  Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of Preferred Stock and 317,969 shares of Common Stock of Keurig, Incorporated ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of Common Stock and 3,925 shares of Preferred Stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the Preferred Stock of Keurig of $151,000. As of September 24, 2005 and September 25, 2004, the shares of Common Stock owned by the Company represent approximately 48.6% and 49.7% of Keurig's outstanding Common Stock, respectively. As of September 24, 2005, the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.3% of Keurig's common equivalent shares and approximately 34.1% of Keurig's total shares on a fully diluted basis. The Company adopted the equity method of accounting to report its investment in Keurig, Incorporated in its third fiscal quarter of 2002.

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

  In conjunction with its purchase of Keurig's stock in 2002, the Company issued Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig, Inc. as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig's stock and the price paid by Green Mountain Coffee Roasters when it acquired Keurig stock in 2002. At September 24, 2005, the Company estimated that it would have been required to record an expense equal to $42,000, had a liquidity event occurred.

  In addition to its investment in Keurig, Incorporated, the Company conducts arms length business transactions with Keurig. Under license agreements with Keurig, dated July 22, 2003, and June 30, 2002, as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales Keurig licensing royalties in the amount of $10,092,000, $7,365,000, and $5,091,000, for the years ended September 24, 2005, September 25, 2004, and September 27, 2003, respectively.

  Keurig also purchases coffee products from the Company. In the fiscal years 2005, 2004, and 2003, the Company sold $2,144,000, $749,000, and $199,000 worth of coffee products to Keurig, Incorporated, respectively. In addition, the Company purchases brewer and equipment from Keurig, Incorporated. For the fiscal years 2005, 2004, and 2003, the Company purchased $2,506,000, $2,361,000, and $763,000 worth of brewers and equipment from Keurig, Incorporated, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed. At September 24, 2005, the Company had payables to Keurig amounting to $2,067,000. At September 25, 2004, the Company had licensed royalties payable to Keurig of $570,000.

  Keurig is on a calendar year-end. The Company has included in its income for the year ended September 24, 2005, the Company's equity interest in Keurig's earnings of the period starting on October 1, 2004 and ending September 30, 2005. Similarly, the Company has included in its income for the years ended September 25, 2004 and September 27, 2003, the Company's ownership interest in Keurig's earnings of the period starting on October 1, 2003 and ending September 30, 2004 and the period starting on October 1, 2002 and ending on September 30, 2003, respectively. During fiscal 2005, fiscal 2004 and fiscal 2003, the equity impact of Keurig's earnings was $(492,000), $(1,076,000), and $(1,127,000), net of a tax benefit of $345,000, $708,000, and $800,000, respectively. The equity in earnings in the investment of Keurig represents the Company's portion of Keurig's earnings for the period relative to the Company's ownership of Common Stock in Keurig for that period including certain adjustments and is presented net of taxes. These adjustments include the amortization of assigned intangible assets, the accretion of Preferred Stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis.

  During fiscal 2005, $468,000, net of taxes, of the net equity impact of Keurig's earnings was due to the accretion of Preferred Stock owned by other shareholders. There was no material adjustment for accretion of Preferred Stock redemption rights in fiscal 2004 and fiscal 2003. The carrying value of Keurig Inc.'s preferred stock is being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value is based on Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption. The Board of Directors of Keurig reviews its estimate periodically and may change it prior to the February 4, 2007 earliest possible redemption date. The Company carries its investment in Keurig Inc. preferred stock at accreted redemption value, which approximates fair value. The Company has recognized its equity portion of Keurig's losses net of related tax benefits. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at September 24, 2005 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm.

  Summarized financial information for Keurig (which is on a calendar year) is as follows:

Income Statement Information for the twelve months ended
Dollars in thousands	September 30, 2005	September 30, 2004	September 30, 2003

Revenues	$52,494	$33,834	$20,835
Cost of goods sold	$27,310	$17,106	$8,839
Selling, general and administrative expenses	$25,364	$19,097	$14,964
Operating loss	$(180)	$(2,369)	$(2,968)
Net income (loss)	$3	$(2,446)	$(3,147)

Financial Position Information at
Dollars in thousands	September 30, 2005	September 30, 2004

Current assets	$17,144	$10,079
Property, plant and equipment, net	$2,610	$3,417
Other assets	$284	$284
Total assets	$20,038	$13,780
Current liabilities	$10,561	$4,730
Noncurrent liabilities	-	$32
Redeemable preferred stock	$21,088	$18,434
Stockholder's deficit	$(11,611)	$(9,416)

  Goodwill resulting from the acquisition of Frontier® Organic Coffee

  The carrying value of the Company's goodwill from the acquisition of the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa, was approximately $1,446,000 at September 24, 2005, and September 25, 2004. There have been no changes in this carrying amount since September 29, 2001. The Company tested its goodwill for impairment at September 24, 2005, and September 25, 2004, concluding that its goodwill is not impaired.

  Credit Facility

  The Company maintains a credit facility with Bank of America N.A. ("Bank of America"). On June 30, 2004 the Company modified its existing credit facility with Bank of America. The second participating lender in this modified facility is Citizens Bank New Hampshire ("Citizens"). The modified facility provides for the previously existing term loan to be increased from $15 million to $17 million and to be amortized over 5 years. The availability under the Company's revolving line of credit (which expires in March 2006) decreased from $12.5 million to $10 million and the availability under its equipment line of credit remains at $5 million with a term out of 5 years per amount drawn. The modified credit facility was used to finance the Company's new distribution center in fiscal 2004, to purchase needed equipment, as well as for working capital purposes. The credit facility is secured by all the assets of the Company, and includes a negative pledge on the Company' new distribution center. The terms of the credit agreement also restrict certain transactions without prior bank approval.

  The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Interest on the Bankers Acceptance loans is paid in advance and amortized over the duration of the loans. Interest on LIBOR loans and the variable portion of the Credit Facility accrues daily and is paid monthly, in arrears.

  The interest rate on the term loan was 5.19% at September 24, 2005 and September 25, 2004 (fixed rate under swap agreement discussed below plus 125 basis points). The interest rate on the equipment line of credit was 3.0825% (LIBOR plus 125 basis points) at September 25, 2004. The Company also pays a commitment fee on the average daily unused portion of the revolving line of credit.

  On May 31, 2005, the Company used some of its excess cash to pay back $5,000,000 of its term loan debt with Fleet Bank, now part of Bank of America. This prepayment shortened the maturity date of the loan from June 2009 to December 2007. All other terms of the debt remained unchanged.

  At September 24, 2005 and September 25, 2004, the balance outstanding under the term loan was $8,450,000 and $16,500,000, respectively. No amount was outstanding under the revolving line of credit at September 24, 2005 or September 25, 2004. No amount was outstanding under the equipment line of credit at September 24, 2005. At September 25, 2004, $500,000 was outstanding under the equipment line of credit.

  The credit agreement contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. On September 12, 2005, Green Mountain Coffee and Bank of America entered into an amendment to the credit facility to replace the fixed charge coverage ratio with a debt service coverage ratio and amend the definition of EBITDA by expressly including in non-cash charges added back to the Company's consolidated net income charges for stock options, restricted stock, or other stock-based awards which have been expensed by the Company. The Company was in compliance with these covenants at September 24, 2005, and September 25, 2004.

  The Company entered into an interest rate swap agreement with Bank of America effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2009. The notional amount at September 24, 2005 and September 25, 2004, was $8,450,000 and $16,500,000, respectively. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. In accordance with the agreement and on a monthly basis, interest expense is calculated based on the floating 30-day LIBOR rate and the fixed rate. If interest expense calculated is greater based on the 30-day LIBOR rate, Bank of America pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Bank of America.

  On May 31, 2005, the swap agreement was amended to lower the notional amount by $5,000,000 in conjunction with a prepayment of the term debt being hedged. The termination of the swap was changed from June 2009 to December 2007. All other terms of the swap remained unchanged.

  The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 24, 2005, the Company estimates it would have received $28,000 (gross of tax) if it terminated the agreement. At September 25, 2004, the Company estimates it would have paid $317,000 (gross of tax) to terminate the agreement. Green Mountain Coffee designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  In fiscal 2005 and fiscal 2004, the Company paid $201,000 and $167,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  Long-term Debt

	September 24, 2005	September 25, 2004

Fleet equipment line of credit (Note 8)	-	$ 500,000
Fleet term debt (Note 8)	$8,450,000	16,500,000
Office equipment capital leases	135,000	146,000
Service vehicle installment loans	163,000	152,000
	8,748,000	17, 298,000
Less current portion	3,530,000	3,259,000
	$5,218,000	$14,039,000
	============	============

  Service Vehicle Installment Loans
  The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. At September 24, 2005, the notes bear interest at a rate of 0.0% and require monthly installments totaling approximately $9,000. Maturities vary from March 2006 to February 2008.

  Office Equipment Capital Leases
  The Company leases copiers and fax machines. These leases require monthly installments of principal and interest totaling approximately $4,000. Maturities vary from March 2006 to October 2009.

  Maturities
  Maturities of long-term debt for years subsequent to September 24, 2005 are as follows:

Fiscal Year

2006	$ 3,530,000
2007	3,499,000
2008	1,699,000
2009	20,000
$ 8,748,000
=========

  Coffee prices hedging

The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. Occasionally, the Company also enters into coffee option contracts. At September 24, 2005, the Company held outstanding futures contracts covering 1,687,500 pounds of coffee with a fair market value of ($60,000). At September 24, 2005, deferred losses on futures contracts designated as cash flow hedges amounted to $150,000 ($90,000 net of taxes). These futures contracts are hedging coffee purchases forecasted to take place in the next three months and the related gains and losses will be reflected in cost of sales in the first two fiscal quarters of 2006, when the related finished goods inventory is sold. At September 25, 2004, the Company held outstanding futures contracts covering 1,163,000 pounds of coffee with a fair market value of $122,000. At September 25, 2004, deferred gains on futures contracts designated as cash flow hedges amounted to $97,000 ($59,000 net of taxes). These deferred gains and losses are classified as accumulated other comprehensive income and losses. There were no outstanding coffee option contracts at September 24, 2005 and September 25, 2004.

The total losses on futures and options contracts that were included in cost of sales in fiscal 2005 amounted to $42,000 ($25,000 net of tax). The total gains on futures contracts designated as cash flow hedges that were included in cost of sales in fiscal 2004 and 2003 amounted to $83,000 ($51,000 net of tax) and $13,000 ($7,000 net of tax), respectively.

The fair market value for the futures was obtained from a major financial institution based on the market value of those financial instruments at September 24, 2005, and September 25, 2004.

  Employee Compensation Plans

  Stock Option Plans

  Prior to the establishment on September 21, 1993 of the Company's first employee Stock Option Plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. All options outstanding under these individual agreements are fully vested and expire on April 15, 2008. At September 24, 2005 and September 25, 2004, 43,440 and 68,314 options were outstanding under these individual agreements, respectively.

  The 1993 Plan provides for the granting of both incentive and non-qualified stock options. Effective July 26, 1996, the total number of shares of authorized common stock made available under the 1993 Plan was increased to 550,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. There were no options available under the 1993 Plan on September 24, 2005, or at September 25, 2004, as this Plan expired on September 21, 2003, ten years after inception.

  On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 24, 2005 and September 25, 2004, options for 11,434 and 61,234 shares of common stock were available for grant under the plan.

  On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 24, 2005 and September 25, 2004, options for 33,856 and 51,788 shares of common stock were available for grant under the plan, respectively.

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

  Option activity is summarized as follows:

	Number of Shares	Option Price	Average Exercise Price

Outstanding at September 28, 2002	1,136,323	$ 2.19 - 26.83	$ 10.15

Granted	100,550	12.89 - 21.45	15.20
Exercised	(158,256)	2.19 - 18.97	3.94
Canceled	(79,015)	2.19 - 26.83	16.14
Outstanding at September 27, 2003	999,602	2.19 - 26.83	10.79

Granted	204,900	17.33 - 22.75	19.77
Exercised	(69,093)	2.19 - 22.75	4.93
Canceled	(7,915)	12.89 - 26.83	20.62
Outstanding at September 25, 2004	1,127,494	2.19 - 26.83	12.46

Granted	90,800	22.24 - 38.17	23.47
Exercised	(340,212)	2.19 - 26.83	9.5 5
Canceled	(23,668)	4.25 - 24.00	18.31
Outstanding at September 24, 2005	854,414	2.19 - 38.17	14.51
	=========

Exercisable at September 27, 2003	592,120	$2.19 - 26.83	$ 7.21
Exercisable at September 25, 2004	673,043	$2.19 - 26.83	$ 8.78
Exercisable at September 24, 2005	512,062	$2.19 - 26.83	$10.09

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding at September 24, 2005	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable at September 24, 2005	Weighted average exercise price

$ 2.19 - 5.00	246,104	2.90	$ 3.55	246,104	$ 3.55
6.38 - 14.93	122,020	5.37	10.06	100,500	9.55
15.07 - 18.97	134,243	5.85	18.50	78,017	18.34
19.40 - 20.45	182,316	5.97	20.04	47,770	20.21
20.50 - 38.17	169,731	7.63	21.06	39,671	23.59
	854,414			512,062
	=========			=========

  Employee Stock Purchase Plan
  On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock were reserved for issuance under the plan. On March 25, 2004, the Company's stockholders approved an amendment of this plan to increase the shares available from 300,000 to 600,000 shares. There are two six-month withholding periods in each fiscal year. At September 24, 2005 and September 25, 2004, options for 268,074 and 305,882 shares of common stock were available for grant under the plan, respectively.

  Defined Contribution Plan

  The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All regular full-time employees of the Company who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $625,000, $533,000, and $462,000, for the years ended September 24, 2005, September 25, 2004, and September 27, 2003, respectively.

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

  In April 2001, a total of 12,500 shares were purchased at a cost of $197,000 in the open market and distributed directly to participants. On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open-market purchases of the Company's common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company's fiscal 2010 year. Between April 19, 2001 and August 21, 2001, the Trust purchased 73,800 shares of the Company's common stock at an average price of $27.11 per share. The fair value of unearned ESOP shares at September 24, 2005 and September 25, 2004, was $519,000 or $34.16 a share and $416,000 or $19.76 a share, respectively.

  For each of the years ended September 24, 2005, September 25, 2004, and September 27, 2003, the Company recorded compensation costs of $200,000 annually for contributions to the ESOP.

  After the close of 2004 and 2003 calendar years, 10,121 and 9,940 shares were transferred from the unallocated ESOP pool of shares and allocated to participants' accounts, respectively. At September 24, 2005, 5,855 shares had been committed to be released to participants' accounts at the end of the calendar 2005 year.

  Deferred Compensation Plan

  The 2002 Deferred Compensation Plan permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company.  Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 24, 2005 and September 25, 2004, 98,284 and 99,004 shares of Common Stock were available for future issuance under this Plan, respectively. As of September 24, 2005 and September 25, 2004, rights to acquire 1,716 and 996 shares of Common Stock were outstanding under this Plan, respectively.

  Related party transactions

  The Company uses travel services provided by Heritage Flight, a charter air services company acquired by Mr. Stiller, the Company's CEO, in September 2002. During fiscal 2005, 2004, and 2003, the Company was billed a total of $125,000, $129,000, and $295,000, respectively, by Heritage Flight for travel services provided to various employees of the Company.

  Commitments, Lease Contingencies and Contingent Liabilities

  Leases

  The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancelable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $2,159,000, $2,037,000, and $1,948,000 in fiscal 2005, 2004, and 2003, respectively.

  Minimum future lease payments (net of committed sublease agreements of $56,000 for fiscal 2006, $56,000 for fiscal 2007 and $7,000 for fiscal 2008) under non-cancelable operating leases for years subsequent to September 24, 2005 are as follows:

Fiscal Year	Operating Leases

2006	$ 1,735,000
2007	1,184,000
2008	1,000,000
2009	889,000
2010	793,000
Thereafter	3,460,000

Total minimum lease payments	$ 9,061,000
==========

  Earnings per share

  The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):
	Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Numerator - basic and diluted earnings per share: Net income	$ 8,956	$ 7,825	$ 6,266
Denominator:	======	======	======
Basic earnings per share - weighted average shares outstanding	7,192,431	7,004,605	6,859,709
Effect of dilutive securities - stock options	474,401	404,821	400,096
Diluted earnings per share - weighted average shares outstanding	7,666,832	7,409,426	7,259,805
	========	========	========

Basic earnings per share	$ 1.25	$ 1.12	$ 0.91
Diluted earnings per share	$ 1.17	$ 1.06	$ 0.86

  For the fiscal years ended September 24, 2005, September 25, 2004, and September 27, 2003, anti-dilutive options of 2,000, 105,000, and 111,000, respectively, have been excluded from the calculation of EPS because the options' exercise price was greater than the market price of the common shares.

  Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2005 and fiscal 2004 (dollars in thousands, except per share data). All quarters presented are made of 12 weeks except for the first fiscal quarters of fiscal 2005 and fiscal 2004 which comprise 16 weeks each.

Fiscal 2005	January 15, 2005	April 9, 2005	July 3, 2004	September 24, 2005

Net sales	$ 50,357	$ 36,993	$ 37,782	$ 36,404
Gross profit	$ 17,823	$ 12,943	$ 13,691	$ 12,518
Net income	$ 2,406	$ 1,960	$ 2,155	$ 2,435
Earnings per share:
Basic	$ 0.34	$ 0.27	$ 0.30	$ 0.33
Diluted	$ 0.32	$ 0.26	$ 0.28	$ 0.31

Fiscal 2004	January 17, 2004	April 10, 2004	July 3, 2004	September 25, 2004

Net sales	$ 43,285	$ 31,058	$ 31,347	$ 31,754
Gross profit	$ 17,277	$ 11,946	$ 12,667	$ 12,194
Net income	$ 2,599	$ 1,315	$ 1,906	$ 2,005
Earnings per share:
Basic	$ 0.37	$ 0.19	$ 0.27	$ 0.29
Diluted	$ 0.35	$ 0.18	$ 0.26	$ 0.27

Schedule II - Valuation and Qualifying Accounts
for the fiscal years ended
September 24, 2005, September 25, 2004, and September 27, 2003

Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Fiscal 2005	$ 481,000	$ 315,000	-	$ 252,000	$ 544,000
Fiscal 2004	$ 439,000	$ 253,000	-	$ 211,000	$ 481,000
Fiscal 2003	$ 351,000	$ 397,000	-	$ 309,000	$ 439,000

Obsolete inventory valuation allowance:
Fiscal 2005	$ 166,000	$293,000	-	$ 326,000	$ 133,000
Fiscal 2004	$ 148,000	$ 130,000	-	$ 112,000	$ 166,000
Fiscal 2003	$ 234,000	-	-	$ 86,000	$ 148,000