Form 10-Q
period 2006-01-14
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2006-02-23
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the sixteen weeks ended January 14, 2006

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

YES [ Ö ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [Ö ] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

YES [ ] NO [ Ö ]

As of February 14, 2006, 7,496,828 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	January 14, 2006	September 24, 2005
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$8,476	$6,450
Receivables, less allowances of $685 and $544 at January 14, 2006, and September 24, 2005, respectively	16,694	15,286
Inventories	14,032	14,039
Other current assets	2,347	1,274
Deferred income taxes, net	1,318	1,346
Total current assets	42,867	38,395

Fixed assets, net	42,144	39,507
Investment in Keurig, Inc.	9,769	9,765
Goodwill and other intangibles	1,446	1,446
Other long-term assets	724	739

	$96,950	$89,852
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,521	$3,530
Accounts payable	11,978	10,440
Accrued compensation costs	3,717	1,929
Accrued expenses	5,176	4,547
Other short-term liabilities	-	60
Income tax payable	1,106	717
Total current liabilities	25,498	21,223

Long-term debt	3,490	5,218
Deferred income taxes	3,524	3,019

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,653,722 and 8,638,281 shares at January 14, 2006 and September 24, 2005, respectively	866	864
Additional paid-in capital	30,481	29,651
Retained earnings	40,675	37,695
Accumulated other comprehensive (loss)	162	(72)
ESOP unallocated shares, at cost - 15,205 shares	(410)	(410)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	64,438	60,392

	$96,950	$89,852
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Sixteen weeks ended
	January 14, 2006	January 15, 2005

Net sales	$ 63,867	$ 50,357
Cost of sales	41,573	32,534
Gross profit	22,294	17,823

Selling and operating expenses	13,328	10,101
General and administrative expenses	3,803	2,845
Operating income	5,163	4,877

Other income	71	164
Interest expense	(84)	(231)
Income before income taxes	5,150	4,810

Income tax expense	(2,172)	(1,935)
Income before earnings related to investment in Keurig, Inc.	2,978	2,875
Earnings related to investment in Keurig, Inc., net	2	(469)
Net income	$ 2,980	$ 2,406
	====	====
Basic income per share:
Weighted average shares outstanding	7,475,844	7,101,989
Net income	$ 0.40	$ 0.34

Diluted income per share:
Weighted average shares outstanding	7,877,622	7,536,706
Net income	$ 0.38	$ 0.32

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Sixteen weeks ended
	January 14, 2006	January 15, 2005

Net income	$ 2,980	$ 2,406
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	197	130
Losses/ (gains) on derivatives designated as cash flow hedges included in net income	37	4
Other comprehensive income/ (loss)	234	134
Comprehensive income	$ 3,214	$ 2,540
	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended January 14, 2006
(Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 24, 2005	8,638,281	$ 864	$ 29,651	$ 37,695	$ (72)	(1,157,554)	$(7,336)	(15,205)	$(410)	$ 60,392
Options exercised	15,441	2	190	-	-	-	-	-	-	192
Stock compensation expense	-	-	417	-	-	-	-	-	-	417
Tax benefit from stock compensation	-	-	196	-	-	-	-	-	-	196
Deferred compensation	-	-	27	-	-	-	-	-	-	27
Other comprehensive income, net of tax	-	-	-	-	234	-	-	-	-	234
Net income	-	-	-	2,980	-	-	-	-	-	2,980

Balance at January 14, 2006	8,653,722	$ 866	$ 30,481	$ 40,675	$ 162	(1,157,554)	$(7,336)	(15,205)	$(410)	$ 64,438
	====	===	====	====	===	====	====	===	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Sixteen weeks ended
	January 14, 2006	January 15, 2005

Cash flows from operating activities:
Net income	$ 2,980	$ 2,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,144	1,778
(Gain) on disposal of fixed assets	(19)	(146)
Provision for doubtful accounts	215	69
Change in fair value of interest rate swap	(25)	(215)
Change in fair value of futures derivatives	(264)	122
Change in accumulated other comprehensive income	234	134
Tax benefit from stock compensation	49	189
Stock compensation	417	31
Earnings related to investment in Keurig, Inc.	(4)	797
Deferred income taxes	533	163
Deferred compensation	27	8
Changes in assets and liabilities:
Receivables	(1,623)	(751)
Inventories	7	200
Income tax payable	389	636
Other current assets	(869)	(652)
Other long-term assets, net	40	12
Accounts payable	1,939	1,233
Accrued compensation costs	1,788	(156)
Accrued expenses	629	620
Net cash provided by operating activities	8,587	6,478

Cash flows from investing activities:
Capital expenditures for fixed assets	(5,356)	(3,216)
Proceeds from disposals of fixed assets	193	428
Net cash used for investing activities	(5,163)	(2,788)

Cash flows from financing activities:
Proceeds from issuance of common stock	192	217
Windfall tax benefit	147	-
Repayment of long-term debt	(1,737)	(1,887)
Net cash used for financing activities	(1,398)	(1,670)

Net increase in cash and cash equivalents	2,026	2,020
Cash and cash equivalents at beginning of period	6,450	4,514
Cash and cash equivalents at end of period	$ 8,476	$ 6,534
	====	====
Accounts payable include commitments for fixed asset purchases at the end of period:	$ 1,055	$ 645

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the sixteen week period ended January 14, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

The September 24, 2005 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain") for the fiscal year ended September 24, 2005.

2. Inventories

Inventories consisted of the following at:

	January 14, 2006	September 24, 2005
Raw materials and supplies	$ 6,518,000	$ 7,026,000
Finished goods	7,514,000	7,013,000
	$ 14,032,000	$ 14,039,000
	====	====

Inventory values above are presented net of $123,000 and $133,000 of obsolescence reserves at January 14, 2006 and September 24, 2005, respectively.

At January 14, 2006, the Company had approximately $25,684,000 in green coffee purchase commitments, of which approximately 76% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.21 per pound and a price of $10.90 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Sixteen weeks ended
	January 14, 2006	January 15, 2005
Numerator - basic and diluted earnings per share : Net income	$ 2,980	$ 2,406
Denominator:	====	====
Basic earnings per share - weighted average shares outstanding	7,475,844	7,101,989
Effect of dilutive securities - stock options	401,778	434,717
Diluted earnings per share - weighted average shares outstanding	7,877,622	7,536,706
	====	====
Basic earnings per share	$ 0.40	$ 0.34
Diluted earnings per share	$ 0.38	$ 0.32

For the sixteen weeks ended January 15, 2005, options to purchase 54,000 shares of common stock were outstanding but were not included in the computation of diluted income per share because the options' exercise price was greater than the market price of the common shares subject to the options. No options were excluded in the computation of diluted income per share for the sixteen weeks ended January 14, 2006.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At January 14, 2006, the Company held outstanding futures contracts with a fair market value of $204,000. At January 15, 2005, the Company held no outstanding futures contracts.

  At January 14, 2006, deferred gains on futures contracts designated as cash flow hedges amounted to $226,000 ($135,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the sixteen weeks ended January 14, 2006, total losses on futures contracts (gross of tax) included in cost of sales amounted to $64,000. In the sixteen weeks ended January 15, 2005, total losses on futures contracts (gross of tax) included in cost of sales amounted to $8,000.

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

  The notional amount of the swap at January 14, 2006 was $6,750,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At January 14, 2006 and September 24, 2005, the Company estimates it would have received $53,000 and $28,000 (gross of tax), respectively, had it terminated the agreement. Green Mountain designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  For the sixteen weeks ended January 14, 2006, the Company received $116 pursuant to the swap agreement, which reduced interest expense. For the sixteen weeks ended January 15, 2005, the Company paid $111,000 in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  Investment in Keurig, Inc.

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of preferred stock and 317,969 shares of common stock of Keurig, Inc. ("Keurig") for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of common stock and 3,925 shares of preferred stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the preferred stock of Keurig of $151,000. As of January 14, 2006 and September 24, 2005, the shares of common stock owned by the Company represent approximately 48.6% of Keurig's outstanding common stock. As of January 14, 2006 and September 24, 2005, the total acquired shares (preferred stock and common stock) represent approximately 41.3% of Keurig's common equivalent shares and approximately 34.1% of Keurig's total shares on a fully diluted basis. The Company adopted the equity method of accounting to report its investment in Keurig in its third fiscal quarter of 2002.

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

  In conjunction with its purchase of Keurig's stock in 2002, the Company issued Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig, Inc. as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig's stock and the price paid by Green Mountain Coffee when it acquired Keurig stock in 2002. At January 14, 2006, the Company estimated that it would have been required to record an expense equal to $504,000, had a liquidity event occurred.

  In addition to its investment in Keurig, the Company conducts arms-length business transactions with Keurig. Under license agreements with Keurig dated July 22, 2003 and June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $3,828,000 and $2,971,000 for the fiscal quarters ended January 14, 2006 and January 15, 2005, respectively.

  Keurig also purchases coffee products from the Company. For the sixteen weeks ended January 14, 2006 and January 15, 2005, the Company sold $1,181,000 and $587,000 worth of coffee products to Keurig, respectively. In addition, the Company purchases brewer equipment from Keurig. For the sixteen weeks ended January 14, 2006 and January 15, 2005, the Company purchased $799,000 and $948,000 worth of brewers and associated equipment from Keurig, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed. At January 14, 2006 and September 24, 2005, the Company had payables to Keurig amounting to $2,015,000 and $2,067,000, respectively.

  The earnings related to the Company's investment in Keurig is comprised of two components: (1) the Company's equity interest in the earnings of Keurig and (2) changes in the fair value of the Company's investment in Keurig's preferred stock. During the sixteen weeks ended January 14, 2006, the earnings related to the investment in Keurig amounted to $2,000. During the sixteen weeks ended January 15, 2005, the earnings related to the investment in Keurig amounted to ($469,000).

  Keurig is on a calendar year-end. The Company has included in its income for the sixteen week period ended January 14, 2006 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2005 through December 31, 2005), without giving effect to the differences between the duration of the Company's first fiscal quarter (16 weeks) and Keurig's fourth calendar quarter (13 weeks). The equity interest in the earnings of Keurig, Inc. includes the Company's portion of Keurig's earnings for the period relative to the Company's ownership of common stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of preferred stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis. For the sixteen weeks ended January 14, 2006 and January 15, 2005, the Company's equity interest in the earnings of Keurig amounted to ($2,355,000) and ($469,000), respectively.

  During the sixteen weeks ended January 14, 2006, ($2,429,000) of the equity interest in Keurig's earnings was due to the accretion of preferred stock redemption rights. During the sixteen weeks ended January 15, 2005, ($272,000) of the equity interest in Keurig's earnings was due to the accretion of preferred stock redemption rights. The carrying value of Keurig Inc.'s preferred stock is being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value represents Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption. The redemption value is based upon a valuation of Keurig performed annually and approved by Keurig's Board of Directors. The increase in the accretion of the redemption value of the preferred stock reflects the increase in Keurig's annual valuation which more than doubled at December 31, 2005 from the prior year valuation. The Board of Directors of Keurig reviews its estimate periodically and may change it prior to the February 4, 2007 earliest possible redemption date. The Company carries its investment in Keurig's preferred stock at accreted redemption value, which approximates fair value. During the sixteen weeks ended January 14, 2006, $2,357,000 of the earnings related to the investment in Keurig was due to the increase in the fair value of the Company's preferred shares based upon the recent valuation determined by Keurig's Board of Directors. During the sixteen weeks ended January 15, 2005, there was no material adjustment to the carrying value of the Company's preferred shares. The Company has recognized its earnings related to its investment in Keurig net of related tax effects. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at January 14, 2006 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm.

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:

Income Statement Information for the Three Months ended December 31, 2005 Dollars in thousands

Revenues	$20,632
Cost of goods sold	$11,518
Selling, general, and administrative expenses	$ 8,480
Operating income	$ 634
Net income	$ 523
Financial Position Information as of December 31, 2005 Dollars in thousands

Current assets	$ 16,019
Property, plant and equipment, net	$ 2,944
Other assets	$ 275
Total assets	$ 19,238
Current liabilities	$ 9,234
Redeemable preferred stock	$ 33,235
Shareholders' deficit	$(23,231)
  Compensation Plans

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments ("FAS123(R)") at the beginning of its first fiscal quarter of 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years; an average volatility of 48%; no dividend yield; and a risk-free interest rate averaging 4.2% for the grants issued during the sixteen weeks ended January 14, 2006. The weighted-average fair values of options granted during the sixteen weeks ended January 14, 2006 was $17.80. The grant-date fair value of employees' purchase rights under the Company's Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 months; an average volatility of 33%; no dividend yield; and a risk-free interest rate averaging 3.8% for the purchase rights granted during the sixteen weeks ended January 14, 2006. The weighted-average fair values of purchase rights granted during the sixteen weeks ended January 14, 2006 was $7.24. For the sixteen weeks ended January 14, 2006, income before income taxes was reduced by a stock compensation expense of $417,000 (gross of tax) due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $347,000 and a reduction in basic and diluted EPS of $0.05 and $0.04, respectively. For the sixteen weeks ended January 14, 2006, cash flows from financing activities were increased (and cash flow from operations were correspondingly decreased) by $147,000 of additions to the windfall tax pool as a result of the adoption of FAS123(R).

The Company is using the modified prospective application ("MPA") transition method, without restatement of prior interim periods in the year of adoption. Prior to the adoption of FAS123(R) in fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense was recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the sixteen weeks ended January 15, 2005 would have decreased to the pro forma amounts indicated below:

Sixteen weeks ended January 15, 2005

Net income:	As reported	$ 2,406
	Pro forma	$ 2,121
Diluted net income per share:	As reported	$ 0.32
	Pro forma	$ 0.28

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years; an average volatility of 42%; no dividend yield; no expected forfeitures and a risk-free interest rate averaging 3.83% for the grants issued during the sixteen weeks ended January 15, 2005. The weighted-average fair values of options granted during the sixteen weeks ended January 15, 2005 was $10.80.

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the sixteen week periods ended January 14, 2006 and January 15, 2005, the Company recorded compensation costs of $62,000 and $92,000, to accrue for anticipated stock distributions under the ESOP, respectively. On January 14, 2006, the ESOP held 15,205 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the Plan. In the sixteen week periods ended January 14, 2006 and January 15, 2005, $27,000 and $8,000 of compensation expense has been recorded under this Plan, respectively.

  Income Taxes

  On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,090,500 over a five year period beginning in fiscal year 2004. The capital investment tax credits are $1,843,728 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are subject to recapture and disallowance provisions due to curtailment of trade or business. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit.  The Company's estimated effective tax rate for the year has been reduced by the total credit that is expected to be earned by year-end. The Company expects that its fiscal 2006 tax rate, including benefit from the tax credit, will be approximately 42.0%.

  Fixed assets

  Fixed assets consist of the following:

	Useful Life in Years	January 14, 2006	September 24, 2005

Production equipment	2 - 15	$ 28,309,000	$ 28,169,000
Equipment on loan to wholesale customers	2 - 6	11,644,000	11,263,000
Computer equipment and software	2 - 5	11,915,000	11,241,000
Building	30	5,455,000	5,455,000
Furniture and fixtures	2 - 10	3,314,000	3,214,000
Vehicles	4 - 5	939,000	898,000
Leasehold improvements	2 - 11 or remaining life of the lease, whichever is less	1,867,000	1,861,000
Construction-in-progress		4,757,000	1,684,000

Total fixed assets		68,200,000	63,785,000

Accumulated depreciation		(26,056,000)	(24,278,000)

		$ 42,144,000	$ 39,507,000
		==========	==========

  Total depreciation expense relating to all fixed assets was $2,144,000 and $1,778,000 for the sixteen weeks ended January 14, 2006 and January 15, 2005, respectively.

  At January 14, 2006, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $4,757,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment as well as various computer software and hardware upgrades. All assets in construction in progress are expected to be ready for production use by the end of fiscal 2006.

  In the sixteen weeks ended January 14, 2006 and January 15, 2005, the Company capitalized $45,000 and $83,000 of interest expense, respectively.

  Related party transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the sixteen weeks ended January 14, 2006 and January 15, 2005, Heritage Flight billed the Company the amount of $12,000 and $46,000, respectively, for travel services to various employees of the Company.

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

In addition, the Company has an equity investment in Keurig, a small private company. Keurig can have significant quarterly operating income fluctuations, and its results can differ materially from expectations set forth in forward-looking statements. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

Overview

Green Mountain Coffee Roasters, Inc. ("Green Mountain Coffee") sells coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers.

Cost of sales consists of the cost of raw materials including coffee beans, flavorings and packaging materials, a portion of rental expense, the salaries and related expenses of production and distribution personnel, depreciation on production equipment and freight and delivery expenses. Selling and operating expenses consist of expenses that directly support the sales for Green Mountain Coffee's wholesale or consumer direct channels, including media and advertising expenses, a portion of rental expense, and the salaries and related expenses of employees directly supporting sales. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of rental expense and the salaries and related expenses of personnel not elsewhere categorized.

Green Mountain Coffee's fiscal year ends on the last Saturday in September. Our fiscal year normally consists of four quarterly periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year. In fiscal 2006, there will be 53 weeks as compared to 52 weeks in fiscal 2006. The extra week will occur in the fourth fiscal quarter of 2006.

Results of Operations

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

Sixteen weeks ended
	January 14, 2006	January 15, 2005

Net sales	100.0%	100.0%
Cost of sales	65.1%	64.6%
Gross profit	34.9%	35.4%

Selling and operating expenses	20.9%	20.1%
General and administrative expenses	5.9%	5.6%
Operating income	8.1%	9.7%

Other income	0.1%	0.3%
Interest expense	(0.1)%	(0.5)%
Income before taxes	8.1%	9.5%

Income tax expense	(3.4)%	(3.8)%
Income before earnings related to investment in Keurig, Inc., net	4.7%	5.7%
Earnings related to investment in Keurig, Inc., net	0.0%	(0.9)%
Net income	4.7%	4.8%
	===	===

The following tables present data of the Company regarding its coffee pounds shipments among its various channels and by geographic regions:

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Total Company Coffee Pounds Shipped by Sales Channel
(Unaudited Pounds in Thousands)
Channel	Q1 16 wks. ended 1/14/06	Q1 16 wks. ended 1/15/05	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
Supermarkets	2,087	1,948	139	7.1%
Convenience Stores	1,818	1,682	136	8.1%
Office Coffee Service Distributors	1,869	1,475	394	26.7%
Food Service	1,402	971	431	44.4%
Consumer Direct	289	223	66	29.6%
Totals	7,465	6,299	1,166	18.5%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Total Company Coffee Pounds Shipped by Geographic Region
(Unaudited Pounds in Thousands)
Region	Q1 16 wks. ended 1/14/06	Q1 16 wks. ended 1/15/05	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
New England	3,310	2,589	721	27.8%
Mid-Atlantic	2,068	1,912	156	8.2%
South	1,203	1,078	125	11.6%
Midwest	410	318	92	28.9%
West	422	354	68	19.2%
International	52	48	4	8.3%
Totals	7,465	6,299	1,166	18.5%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Sixteen weeks ended January 14, 2006 versus sixteen weeks ended January 15, 2005

Net sales increased by $13,510,000, or 26.8%, to $63,867,000 for the sixteen weeks ended January 14, 2006 (the "2006 period"), as compared to the sixteen weeks ended January 15, 2005 (the "2005 period"). Coffee pounds shipped increased by approximately 1,166,000 pounds, or 18.5%, to approximately 7,465,000 pounds in the 2006 period. The difference between the dollar sales and pounds shipped growth rates reflects our price increases in the second quarter of fiscal 2005 and higher sales of Keurig® K-Cups® which carry a higher sales price per pound than our other products, as well as sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The largest factor in the net sales increase was the growth of the single brew K-Cup business both in the Office Coffee Service (OCS) and consumer direct channels. Total K-Cup sales increased 33% over last year's first quarter. OCS led the dollar sales growth this quarter, delivering about one third of the increase in net sales. OCS pounds shipped grew 394,000 or 26.7%. This growth was driven by an increase in sales of Keurig B-100 brewers to small offices. The consumer direct channel grew 45% in dollar net sales with the majority of the growth related to the sales of Keurig Single-Cup Brewers for the home and the associated K-Cups as well as sales to Keurig for their Keurig Single-Cup brewer sales to the developing retail channel.

The pounds increase was strongest in the food service channel which increased 431,000 pounds, or 44.4% over the 2005 period, primarily due to the November 1st roll-out to over 650 McDonald's restaurants in New England and New York of our two Newman's Own® Organics Fair Trade Certified™ coffee products. The supermarket channel increased its pounds shipped by 139,000 pounds, or 7.1%, over the 2005 period due to increased sales to existing customers such as Price Chopper and Demoulas and to new customers including Target stores. Growth in the supermarket channel is being driven primarily by increasing demand for our Fair Trade Certified™ and organic coffees. The convenience store channel increased pounds shipped by 136,000 pounds, or 8.1%, over the 2005 period due mainly to increased sales related to inventory replenishment, which varies quarter to quarter, to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil Corporation convenience stores, as well as to new customers such as Uni-Mart™ and Tedeschi Food Shops, Inc.

Gross profit increased by $4,471,000, or 25.1%, to $22,294,000 for the 2006 period. As a percentage of net sales, gross profit decreased .5 percentage points to 34.9% for the 2006 period. This decrease is primarily attributable to higher green coffee prices, variation in sales mix and a $62,000 non-cash charge for stock option compensation partially offset by the fiscal 2005 price increases. The non-cash charge for stock option compensation results from the adoption of FAS123(R) at the beginning of the 2006 period, as discussed in Note 6.

Selling, general and administrative(S,G&A) expenses increased by $4,185,000, or 32.3%, to $17,131,000 for the 2006 period. As a percentage of sales, S,G&A expenses increased 1.1 percentage points to 26.8%. This increase is primarily due to marketing investments to support new customer acquisition and growth. These marketing investments include expansion of consumer direct acquisition programs, marketing support of the launch of McDonald's relationship in the Northeast and implementation of customer relationship management software. In addition, S,G&A in the 2006 period includes a $335,000 non-cash charge for stock option compensation.

As a result of the foregoing, operating income increased by $286,000, or 5.9%, to $5,163,000 for the 2006 period.

Interest expense decreased by $147,000 to $84,000 for the 2006 period. This decrease is due mainly to lower debt balances as a result of our $5,000,000 pay down of our term loan in fiscal 2005. In the 2006 period and the 2005 period, we capitalized $45,000 and $83,000, respectively, of interest expense associated with investments in production equipment currently classified as construction in progress. This decrease was due mainly to a higher construction-in-progress balance in the first quarter of fiscal 2005 due to the distribution center construction project in Waterbury, Vermont, which was completed in fiscal 2005.

Income tax expense increased $237,000, or 12.2%, to $2,172,000 for the 2006 period. The effective tax rate for the 2006 period was 42.2%, up from 40.3% in the 2005 period primarily related to the impact of the new stock option expense accounting implemented in the 2006 period.

The Company uses the equity method of accounting for its investment in Keurig, Inc. ("Keurig"). As of January 14, 2006 and September 24, 2005, the shares of common stock owned by the Company represent approximately 48.6% of Keurig's outstanding common stock. As of January 14, 2006 and September 24, 2005, the total acquired shares (preferred stock and common stock) represent approximately 41.3% of Keurig's common equivalent shares and approximately 34.1% of Keurig's total shares on a fully diluted basis. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain Coffee.

The net earnings related to our investment in Keurig in the 2006 period was a gain of $2,000 or $0.00 per diluted share, which includes a $0.01 per share quarterly operating gain for Keurig. This gain was offset by a net $0.01 per share accretion adjustment for the estimated redemption value of the preferred stock of Keurig net of the increase in the fair value of our preferred shares based on a recent valuation determined by the Keurig Board of Directors (see Note 5). In the 2005 period, the net earnings related to our investment in Keurig was a net loss of $469,000, or $0.06 per share, including $0.04 per share related to an accretion adjustment for the estimated redemption value of the preferred stock of Keurig. The redemption value of the preferred stock of Keurig is based on a valuation of Keurig that is performed annually by Keurig and approved by its Board of Directors. The increase in the accretion of the redemption value of the preferred stock reflects the increase by Keurig's Board of Directors in its annual valuation which more than doubled at December 31, 2005 from the prior year, and also that the redemption date of February 4, 2007 is getting nearer. The carrying value of Keurig's preferred Stock is being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value is calculated based on Keurig's estimate of the amount the holders of the preferred shares will receive upon liquidation, as approved by Keurig's Board of Directors. As the time remaining until the redemption date decreases, any significant change in Keurig's estimate of the redemption value of its preferred stock will have a greater impact. During the 2006 period, ($2,429,000) of the net earnings related to the Keurig investment was due to the accretion of preferred stock redemption rights and $2,357,000 of the net earnings related to the Keurig investment was due to the increase in the valuation of our preferred shares, reflecting the recent valuation determined by Keurig's Board of Directors. During the 2005 period, ($272,000) of the earnings related to the Keurig investment was due to the accretion of preferred stock redemption rights and there was no material adjustment in the carrying value of our preferred shares. The Company recognizes its earnings related to its Keurig investment net of related tax effects. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at January 14, 2006 and the related deferred tax asset is supported by a valuation analysis prepared by an independent investment-banking firm.

Net income increased by $574,000, or 23.9%, to $2,980,000 in the 2006 period. Earnings per diluted share were $0.38 in the 2006 period as compared to $0.32 in the 2005 period. The impact of the adoption of FAS123(R) in the 2006 period was a reduction of $347,000 in net income and a reduction in diluted EPS of $0.04.

Liquidity and Capital Resources

Working capital was $17,369,000 at January 14, 2006, essentially unchanged from $17,172,000 at September 24, 2005.

Net cash provided by operating activities increased by $2,109,000, or 32.6%, to $8,587,000 in the 2006 period. This increase is primarily due to increased accrued compensation costs and, to a lesser extent, to increases in net income and non-cash depreciation expense, and was partially offset by an increase in accounts receivable and non-cash earnings related to the investment in Keurig. Cash flows from operations were used to fund capital expenditures and repay long-term debt in the 2006 period.

During the 2006 period, we had capital expenditures of $5,356,000, including $3,254,000 for production and packaging equipment, $811,000 for computer equipment and software, $760,000 for loaner equipment, and $531,000 for leasehold improvements, fixtures and vehicles.

During the 2005 period, we had capital expenditures of $3,216,000, including $1,814,000 for building, equipment and fixtures, $856,000 for loaner equipment, and $546,000 for computer equipment and software.

At January 14, 2006, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $4,757,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment as well as various computer software and hardware upgrades. All assets in construction in progress are expected to be ready for production use by the end of fiscal 2006.

In the 2006 period, cash flows from financing activities included $192,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, down from $217,000 in the 2005 period. In addition, cash flows from operating and financing activities included a $196,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $189,000 in the 2005 period. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

We maintain a credit facility with Bank of America N.A. ("Bank of America"). At January 14, 2006, the outstanding balance on our term loan was $6,750,000. No amounts were outstanding under our equipment line of credit or our revolving line of credit.

The credit facility contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. We were in compliance with these covenants at January 14, 2006.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. On June 29, 2004, we entered into a $17,000,000 amortizing interest rate swap agreement in order to fix the interest rate on our term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The notional amount of the swap at January 14, 2006 was $6,750,000. We believe that our cash flows from operating activities, existing cash and the modified credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next twelve months. We anticipate renewing the revolving line of credit expiring in March 2006. In addition, we may decide to seek additional borrowings or an equity offering as additional sources of funding in order to position our Company for strategic opportunities as they occur.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Lease Commitments	Green Coffee Purchase Commitments	Total
2006, remaining	$1,794,000	$1,463,000	$25,148,000	$28,405,000
2007	3,499,000	1,444,000	318,000	5,261,000
2008	1,699,000	1,279,000	109,000	3,087,000
2009	18,000	1,167,000	109,000	1,294,000
2010	1,000	1,071,000	-	1,072,000
Thereafter	-	5,572,000	-	5,572,000
Total	$ 7,011,000	$11,996,000	$25,684,000	$44,691,000

In addition, we expect to spend $12,000,000 to $14,000,000 in capital expenditures in fiscal 2006.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2005.). Actual results could differ from those estimates.

We have identified the following as critical accounting policies based on the significant judgment and estimates used in determining the amounts reported in our consolidated financial statements:

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

Stock based compensation:
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments ("FAS123(R)") at the beginning of our first fiscal quarter of 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

Factors Affecting Quarterly Performance

Historically, Green Mountain Coffee has experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events. Because of the seasonality our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Expected maturity date	2006, remaining	2007	2008	2009	2010	Total
Long-term debt:
Variable rate (in thousands)	-	-	-	-	-	-
Average interest rate	-	-	-	-	-	-
Fixed rate (in thousands)	$1,794	$3,499	$1,699	$18	$1	$7,011
Average interest rate	5.00%	5.10%	5.14%	4.74%	4.74%	5.08%

At January 14, 2006 we had no debt subject to variable interest rates. We entered into an amortizing interest rate swap agreement in June 2004, in order to fix the interest rate on our entire term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR.

In the fiscal 2006 period, we received $116 pursuant to the swap agreement, which reduced interest expense. In the fiscal 2005 period, we paid $111,000 in additional interest expense pursuant to the swap agreement. We are exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated. The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At January 14, 2006 we estimate that we would have received $53,000 (gross of tax) if we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts two to six months prior to delivery, so that we can adjust our sales prices to the market. In addition, we maintain an on-hand inventory of approximately 1.5 to 2 months' worth of green coffee requirements. At January 14, 2006, the Company had approximately $25,684,000 in green coffee purchase commitments, of which approximately 76% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At January 14, 2006, we held outstanding futures contracts covering 825,000 pounds of coffee with a fair market value of $204,000, gross of tax. The average settlement price used to calculate the fair value of the contracts outstanding was $1.21. If the settlement price drops on average by 10%, the loss incurred will be approximately $99,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2006.

Item 4. Controls and Procedures

As of January 14, 2006, Green Mountain Coffee's management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Green Mountain Coffee's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

There have been no significant changes in our internal controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1 FY 2006 Company-wide Profit Sharing Plan,

10.2 FY 2006 Key Management Bonus Plan

10.3 FY 2006 Executive Management Bonus Plan

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	2/23/2006	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	2/23/2006	By /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer