Form 10-K/A
period 2005-09-24
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2006-03-30
CIK 909954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO.1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report are incorporated by reference in Part III, Items 10-14 of this Annual Report.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 24, 2005 of Green Mountain Coffee Roasters, Inc. ("Green Mountain") is being filed to include the audited financial statements of Keurig, Incorporated ("Keurig") for the fiscal year ended December 31, 2005 as required by Rule 3-09 of Regulation S-X. Green Mountain has a 41.3% equity interest in Keurig. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

A consent of Ernst & Young LLP, independent registered public accounting firm for Keurig, is being filed as an exhibit hereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10K/A.

(1) See Index to the audited Financial Statements of Keurig, Inc. included in this report.

(2) See Index to the audited Financial Statements of Keurig, Inc. included in this report.

(3) The exhibits to this report are listed in the Exhibit Index contained below.

(b) Exhibits.

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
(i)

Amendment to the Second Amended and Restated Credit Agreement and Loan Documents dated September 12, 2005 (incorporated by reference to Exhibit 4.1 (i) in the Annual Report on Form 10-K for the year ended September 24, 2005).

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
10.18

Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.26 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2003).*

10.19

Ground Lease Agreement dated April 14, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2005)

(a) Amendment to Ground Lease Agreement dated November 15, 2005 (incorporated by reference to Exhibit 10.19 (a) in the Annual Report on Form 10-K for the year ended September 24, 2005).
10.20	Employment agreement of James Travis dated July 27, 2005 (incorporated by reference to Exhibit 10.20 in the Annual Report on Form 10-K for the year ended September 24, 2005).*
10.21

Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.21 in the Annual Report on Form 10-K for the year ended September 24, 2005).

14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct (incorporated by reference to Exhibit 14 in Annual Report on Form 10-K for the fiscal year ended September 27, 2003).
23.	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23 in the Annual Report on Form 10-K for the year ended September 24, 2005).
23.1	Consent of Ernst & Young LLP.
24.	Powers of Attorney (incorporated by reference to Exhibit 24 in the Annual Report on Form 10-K for the year ended September 24, 2005).
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan ** Superceded and replaced by the agreements included in Exhibit 4.1 and related to a new credit facility

(c) Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons.

The financial statements of Keurig, Incorporated for the fiscal year ended December 31, 2005 are filed as part of this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
March 30, 2006	By: /s/ Frances G. Rathke FRANCES G. RATHKE Chief Financial Officer

Keurig, Inc.

Audited Financial Statements

Years Ended December 31, 2005, 2004 and 2003

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

Report of Independent Auditors

The Board of Directors

Keurig, Inc.

We have audited the accompanying balance sheets of Keurig, Inc. (the Company) as of December 31, 2005 and 2004, and the related statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keurig, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

February 25, 2006

/s/ Ernst & Young LLP

Keurig, Inc.
Balance Sheets
	December 31
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 1,278,939	$ 3,863,962
Accounts receivable, net of allowances of $480,742 in 2005 and $207,888 in 2004	8,285,279	5,397,455
Inventories	6,140,520	2,240,703
Prepaid expenses and other assets	227,844	585,993
Total current assets	15,932,582	12,088,113

Equipment, net of accumulated depreciation and amortization	2,943,558	2,605,816
Restricted cash	86,654	84,874
Other assets, principally equipment deposits	274,795	283,616

	$ 19,237,589	$ 15,062,419
	======	======
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$ 9,234,067	$ 6,328,632
Total current liabilities	9,234,067	6,328,632

Other liabilities	-	20,066

Commitments (Note 6)	-	-

Series C Redeemable Convertible Preferred Stock at redemption value, $.01 par value; 1,550,000 shares authorized, issued and outstanding (liquidation preference of $6,777,637)	23,722,815	13,887,151
Series B Redeemable Convertible Preferred Stock at redemption value, $.01 par value; 500,000 shares authorized, issued and outstanding (liquidation preference of $3,669,703)	9,511,974	5,947,816
Series A Convertible Preferred Stock, $.01 par value; 103,091 shares authorized and issued, including 42,749 treasury shares (liquidation preference of $292,641)	1,031	1,031
Common Stock, $.01 par value; 7,100,000 shares authorized; 3,379,692 shares in 2005 and 3,309,842 shares in 2004 issued and outstanding, including 1 treasury share	33,796	33,098
Additional paid-in capital	18,977,304	18,609,970
Accretion to redemption value on Series B and C Redeemable Convertible Preferred Stock	(26,242,807)	(12,842,985)
Accumulated deficit	(15,876,188)	(16,797,957)
Treasury stock, at cost	(124,403)	(124,403)

	$ 19,237,589	$ 15,062,419
	=======	=======

See accompanying notes.

Keurig, Inc.
Statements of Operations

	Years Ended December 31
	2005	2004	2003
Revenues:
Product revenue	$40,044,171	$20,367,218	$14,360,437
Royalty income	19,078,017	13,804,943	10,105,459
Packaging equipment sales	1,920,000	2,602,146	886,062
	61,042,188	36,774,307	25,351,958
Costs and expenses:
Cost of product revenue	30,238,945	16,247,921	11,243,650
Cost of royalty income	238,063	239,381	348,738
Cost of packaging equipment sales	1,694,000	2,229,649	680,854
Research and development	5,245,353	3,582,806	2,851,427
Selling, general and administrative	22,752,995	16,428,211	13,838,945
Impairment charges	-	-	530,038
	60,169,356	38,727,968	29,493,652

Income (loss) from operations	872,832	(1,953,661)	(4,141,694)

Other income (expense):
Interest income	23,442	13,964	33,578
Interest expense	(51,010)	(33,763)	(10,335)
Other	76,505	129,379	151,692

Net income (loss)	$ 921,769	$(1,844,081)	$(3,966,759)
	=====	======	=======

See accompanying notes.

Keurig, Inc.
Statements of Redeemable Preferred Stock and Stockholders' Equity
			Series B Redeemable		Series C Redeemable				Additional	Accretion to Redemption Value on Series B and C
	Series A Convertible		Convertible		Convertible					Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Preferred	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Stock	Total

Balance at December 31, 2002	103,091	$1,031	500,000	$5,034,844	1,550,000	$12,685,692	3,300,054	$33,000	$18,480,073	$(10,728,554)	$(10,987,117)	$(124,403)	$14,394,566
Exercise of stock options							9,263	93	36,528				36,621
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				281,072		(981)				(280,091)			-
Net loss											(3,966,759)		(3,966,759)
Balance at December 31, 2003	103,091	1,031	500,000	5,315,916	1,550,000	12,684,711	3,309,317	33,093	18,516,601	(11,008,645)	(14,953,876)	(124,403)	10,464,428
Exercise of stock options							575	5	93,369				93,374
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				631,900		1,202,440				(1,834,340)			-
Net loss											(1,844,081)		(1,844,081)
Balance at December 31, 2004	103,091	1,031	500,000	5,947,816	1,550,000	13,887,151	3,309,892	33,098	18,609,970	(12,842,985)	(16,797,957)	(124,403)	8,713,721
Exercise of stock options							69,800	698	367,334				368,032
Accretion (decretion) to redemption value on Series B and C Redeemable Convertible Preferred Stock				3,564,158		9,835,664				(13,399,822)			-
Net income											921,769		921,769

Balance at December 31, 2005	103,091	$1,031	500,000	$9,511,974	1,550,000	$23,722,815	3,379,692	$33,796	$18,977,304	$(26,242,807)	$(15,876,188)	$(124,403)	$10,003,522

See accompanying notes.

Keurig, Inc.
Statements of Cash Flows
	Years Ended December 31
	2005	2004	2003
Operating activities
Net income (loss)	$ 921,769	$(1,844,081)	$(3,966,759)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,306,612	1,409,528	1,019,742
Loss from impairment/disposal of equipment	-	-	530,038
Changes in operating assets and liabilities:
Accounts receivable	(2,887,842)	(960,141)	(2,689,753)
Inventories	(4,092,095)	1,573,855	124,650
Prepaid expenses and other assets	365,208	(194,467)	(150,833)
Accounts payable and accrued expenses	2,905,435	2,035,692	2,290,224
Other liabilities	(20,066)	(48,067)	(48,249)
Net cash provided (used) by operating activities	(1,500,979)	1,972,319	(2,890,940)

Investing activity
Purchase of equipment	(1,452,076)	(1,019,401)	(2,606,643)
Net cash used in investing activity	(1,452,076)	(1,019,401)	(2,606,643)

Financing activities
Payment of capital lease obligations	-	(39,269)	(59,955)
Proceeds from exercise of stock options and warrants	368,032	93,374	36,621
Net cash provided (used) by financing activities	368,032	54,105	(23,334)

(Decrease) increase in cash and cash equivalents	(2,585,023)	1,007,023	(5,520,917)
Cash and cash equivalents at beginning of year	3,863,962	2,856,939	8,377,856

Cash and cash equivalents at end of year	$ 1,278,939	$ 3,863,962	$ 2,856,939
	======	======	=====

Noncash investing activities
Reclassification of packaging equipment from equipment to inventories	$ (192,278)	$(2,229,649)	$(1,167,485)

Supplemental data
Interest paid	$ 51,010	$ 1,961	$ 10,725

See accompanying notes.

Keurig, Inc.
Notes to Financial Statements
December 31, 2005

1. The Company

 Keurig, Inc. (the Company) was incorporated in 1992 to develop and sell a portion-pack, single-cup coffee-brewing system for specialty coffees. The Company is currently designing, developing, manufacturing, marketing and selling (both directly or through third parties) brewer and portion-pack, single-cup beverage systems, related manufacturing equipment and accessory products for away-from-home and at-home use on a global basis.

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

2. Significant Accounting Policies

 Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable consist of the following at December 31:

	2005	2004

Trade receivables	$5,802,920	$3,555,080
Royalties receivable	2,963,101	2,050,263
	8,766,021	5,605,343
Less allowances for returns and doubtful accounts	(480,742)	(207,888)
	$8,285,279	$5,397,455
	======	======

2. Significant Accounting Policies (continued)

Inventories

Inventories, consisting of finished goods comprised of coffee brewers and related parts and accessories, and portion-packs, are valued at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

Revenue is recognized when brewers are shipped and title has passed to the customer. Product revenue is comprised of the total sales billed during the period less the sales value of estimated returns, trade discounts and customers' allowances for pricing and free products for which no discernible value is measurable. Until October 1, 2005, the Company deferred recognition of revenue related to certain sales of brewers until the customer's right-of-return period lapsed. As of October 1, 2005, after two years of sales return experience, the Company has determined that it can reliably estimate returns and, accordingly, recognizes these sales upon shipment to the customer, net of an estimated allowance for returns. Royalty revenue is recognized upon shipment of K-Cups by roasters as set forth under the terms and conditions of various licensing agreements. Revenue related to packaging equipment is recognized once installation is complete and accepted by the customer.

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

2. Significant Accounting Policies (continued)

Customer and Product Information

Van Houtte and Green Mountain accounted for approximately 29% and 40% of the accounts receivable balance at December 31, 2005 and 2004, respectively and 28%, 35% and 47% of the Company's total revenues for 2005, 2004 and 2003, respectively.

During 2005, 2004 and 2003, product revenue was comprised of brewer sales representing 77%, 81% and 91%, and K-Cup sales representing 19%, 11% and 2% of product revenue.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and the related interpretations included in Financial Accounting Standards Board (FASB) Interpretation No. 44, in accounting for its stock-based compensation plans for employees, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of options granted to employees or directors under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

Pro forma information regarding net income (loss) was computed in accordance with SFAS No. 123, and has been determined as if the Company accounted for its employee stock options granted under the fair value methods of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rate of 4.25% in 2005, 3.43% in 2004 and 2.8% in 2003, dividend yield of 0%, volatility factor of .82 in 2005, .96 in 2004 and 1.01 in 2003, and a weighted-average expected life of the option of four years in 2003 and 2004 and 6.25 years in 2005. The Company's pro forma information is as follows:

	2005	2004	2003
Net income (loss), as reported	$ 921,769	$(1,844,081)	$(3,966,759)
Less: Total stock-based compensation expense determined under the fair value- based method for all employee awards	(582,540)	(575,876)	(579,023)
Pro forma net income (loss)	$ 339,229	$(2,419,957)	$(4,545,782)
	=======	=======	=======

2. Significant Accounting Policies (continued)

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

During 2004, the Company changed the useful lives of certain machinery and equipment from five to three years due to technological changes affecting the useful lives of these assets. The additional depreciation recognized due to this change was approximately $455,000 and $450,000 for 2005 and 2004, respectively. During 2003, the Company recorded impairment charges of approximately $530,038 related to certain production equipment that would no longer be utilized in operations, and for which no alternative use existed.

Income Taxes

Deferred income taxes are determined utilizing the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Equipment

Equipment is stated at cost and consists of the following at December 31:

	2005	2004

Production equipment	$ 5,999,500	$ 5,045,906
Office equipment	228,474	195,406
Packaging equipment in progress	981,523	365,052
	7,209,497	5,606,364
Less accumulated depreciation and amortization	(4,265,939)	(3,000,548)
	$ 2,943,558	$ 2,605,816
	======	======

Depreciation and amortization of equipment is principally calculated using the straight-line method over three to seven years, which is the estimated useful life of the related equipment.

2. Significant Accounting Policies (continued)

Depreciation expense amounted to $1,306,612, $1,409,528 and $1,019,742 in 2005, 2004 and 2003, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2005	2004

Accounts payable	$5,636,237	$3,092,307
Accrued compensation	1,918,524	1,574,118
Accrued warranty costs	494,000	242,371
Deferred royalties and deposits	22,769	952,532
Accrued sales and marketing costs	950,666	184,046
Other	211,871	283,258

	$9,234,067	$6,328,632
	======	======

Warranty Obligations

The Company provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company experienced an increase in warranty claims during 2005 compared to 2004 due to an increase in the volume of products shipped and the increase in failure rates for certain parts in older style products. The changes in the carrying amount of product warranties for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Balance at beginning of year	$ 242,371	$ 162,325
Provision charged to income	1,592,188	798,377
Usage	(1,340,559)	(718,331)

Balance at end of year	$ 494,000	$ 242,371
	======	======

2. Significant Accounting Policies (continued)

Advertising Costs

All advertising costs, including allowances on sales to customers for which a discernible value is determinable, are expensed as incurred. Total advertising expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,120,210, $271,640 and $67,439, respectively.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform with the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). Under SFAS No. 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS No. 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS No. 123R effective for fiscal year 2006.

There are three transition alternatives for nonpublic companies adopting the statement: the modified prospective method, the modified retrospective method and the prospective transition method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS No. 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS No. 123, such as is presented above under "Stock-Based Compensation". Under the prospective method nonpublic companies that previously applied SFAS No. 123 using the minimum-value method would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption. All awards granted, modified or settled after the date of adoption should be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123R. The Company has elected the modified prospective method upon adoption in 2006.

2. Significant Accounting Policies (continued)

The Company expects that the adoption of SFAS No. 123R will have a material effect on its financial statements, in the form of additional compensation expense, on a annual basis. The Company is still in the process of evaluating the impact of SFAS No. 123R, and has not yet quantified the expense impact of this accounting pronouncement on future financial periods. However, the Company's historic financial statements are relevant for evaluating the potential level of expense that might be recorded in future periods. Based on these results, the Company estimates that annual pre-tax compensation expense, after the adoption of SFAS No. 123R, could increase by approximately $518,000 in 2006. There can be no assurance that the actual expense recognition upon adoption of SFAS No. 123R will not exceed these estimates.

3. License and Distribution Agreements

In February 2001, the Company entered into a series of agreements (Agreements) with Ueshima Coffee Co., Ltd. (UCC). The purpose of the Agreements was to facilitate the manufacture and sale of the Company's beverage systems in Japan and other Asian markets. As a result of the Agreements, the Company owns a 10% interest in a corporate joint venture, which has been accounted for under the cost method, and executed certain license and distribution agreements with UCC for the sale of its products. As required by the terms of the licensing agreement, the Company received an advance royalty of $240,790 upon the agreement's execution. This advance royalty amount is being recognized in income on a straight-line basis over the five-year term of the agreement. Amortization of the deferred royalty amounted to $48,158 per year, during 2005, 2004 and 2003. The current portion of the deferred royalty is classified in accounts payable and accrued expenses. The long-term portion is classified in other liabilities. At December 31, 2005 and 2004, the total amount of the deferred royalty was $20,065 and $68,223, respectively. During 2005 and 2004, the Company received $542,477 and $422,619, respectively, in royalty payments from UCC.

4. Line of Credit

The Company had a line of credit arrangement with a bank, which provided up to $6,000,000 of borrowings, subject to the level of qualifying accounts receivable and inventory. The borrowings, due upon demand, were secured by a primary lien on all assets of the Company. The line of credit expires in December 2006.

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

4. Line of Credit (continued)

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

5. Commitments

The Company leased certain assets under capital leases which expired in 2004. Amortization on these capitalized leases amounted to $59,955 in 2003. The Company also has certain operating leases which provide for a base rent plus real estate taxes, insurance and other expenses.

At December 31, 2005, the minimum commitments under these noncancelable operating leases, with initial or remaining terms of more than one year, are as follows:

Year ending December 31,
2006	$ 566,173
2007	545,667
$1,111,840
======

Rent expense totaled $532,725, $528,655 and $447,212 in 2005, 2004 and 2003, respectively.

The Company has an outstanding letter of credit in the amount of $61,654, which expires in December 2007, and is collateralized by restricted cash of the same amount at December 31, 2005. Additional restricted cash of $25,000 is held in a certificate of deposit to collateralize a business credit card arrangement.

6. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit)

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

The holders of not less than 25% of the Series B and C Preferred Stock may redeem all or a portion not less than one-third of their initial holdings beginning at the redemption date and extending until the time of a public offering. Upon redemption, the holders will receive the liquidation value of their Series B and C Preferred Stock, plus any unpaid accrued dividends plus an amount equal to the valuation of the Company less the total liquidation value of all the Preferred Stock multiplied by the percentage of Common Stock represented by the Series B and

6. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit) (continued)

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

Information regarding the Company's stock option plan is summarized below:

		Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2002	835,422	$4.36
Granted	297,798	5.00
Exercised	(9,263)	3.95
Cancelled	(37,522)	6.71
Options outstanding at December 31, 2003	1,086,435	4.46
Granted	51,500	5.75
Exercised	(575)	5.00
Cancelled	(26,925)	6.49
Options outstanding at December 31, 2004	1,110,435	4.47
Granted	114,750	7.50
Exercised	(69,800)	5.27
Cancelled	(9,500)	6.70
Options outstanding at December 31, 2005	1,145,885	4.64
	======	=====

6. Convertible and Redeemable Preferred Stocks and Stockholders' Equity (Deficit) (continued)

The weighted-average fair value of options granted in 2005, 2004 and 2003 was $4.63, $3.94 and $3.51, respectively. The weighted-average contractual life of options outstanding at December 31, 2005 was seven years.

At December 31, 2005, there were 338,474 options available for grant and 820,166 options exercisable at a weighted-average exercise price of $4.22.

Warrants

The Company has warrants outstanding at December 31, 2005, for the purchase of Common Stock, the details of which are as follows:

Shares Subject to Warrant	Exercise Price Per Share	Expiration Date
17,857	$ 7.00	July 2006
894	4.55	March 2008
53,580	7.00	March 2009
11,420	7.00	April 2009
4,000	10.00	March 2010

The Company has reserved 3,381,768 shares for the exercise of stock options and warrants, and conversion of Series A, B and C Preferred Stock.

7. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial and tax reporting. Deferred taxes are attributable to the following temporary differences:

	December 31
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$ 5,055,000	$ 5,855,000
Accrued expenses and allowances	366,000	306,000
Allowance for doubtful accounts	192,000	83,000
Equipment	179,000	57,000
Other	25,000	46,000
	5,817,000	6,347,000
Valuation allowance	(5,817,000)	(6,347,000)
Net deferred tax assets	$ -	$ -
	======	======

7. Income Taxes (continued)

For federal income tax purposes, the Company has net operating loss carryforwards (NOLs) of approximately $12,639,000 that can be used to offset future taxable income which expire through 2024. The use of these NOLs may be subject to limitations based on changes of ownership as defined in the Internal Revenue Code.

The effective tax rate differs from the expected federal and state rate in 2005 due to the Company's use of net operating loss carryforwards, for which a full valuation allowance had previously been provided. In 2004, no tax benefit was recognized on the Company's loss due to the uncertainty of realization.

As indicated in the table above, the Company maintains a full valuation allowance of net deferred tax assets due to the uncertainty of the realization of the NOLs and other deductible temporary differences.