Form 10-Q
period 2006-04-08
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2006-05-18
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended April 8, 2006

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

YES [ ] NO [ Ö ]

As of May 15, 2006, 7,545,963 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	April 8, 2006	September 24, 2005
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$5,893	$6,450
Receivables, less allowances of $685 and $544 at April 8, 2006, and September 24, 2005, respectively	18,485	15,286
Inventories	14,881	14,039
Other current assets	2,422	1,274
Deferred income taxes, net	1,478	1,346
Total current assets	43,159	38,395

Fixed assets, net	42,341	39,507
Investment in Keurig, Inc.	9,190	9,765
Goodwill and other intangibles	1,446	1,446
Other long-term assets	1,162	739

	$97,298	$89,852
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 3,513	$3,530
Accounts payable	11,998	10,440
Accrued compensation costs	4,377	1,929
Accrued expenses	3,775	4,547
Other short-term liabilities	-	60
Income tax payable	94	717
Total current liabilities	23,757	21,223

Long-term debt	2,611	5,218
Deferred income taxes	3,364	3,019

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,689,524 and 8,638,281 shares at April 8, 2006 and September 24, 2005, respectively	869	864
Additional paid-in capital	31,692	29,651
Retained earnings	42,649	37,695
Accumulated other comprehensive (loss)	102	(72)
ESOP unallocated shares, at cost - 15,205 shares	(410)	(410)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	67,566	60,392

	$97,298	$89,852
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twelve weeks ended
	April 8, 2006	April 9, 2005

Net sales	$ 46,779	$ 36,993
Cost of sales	29,933	24,050
Gross profit	16,846	12,943

Selling and operating expenses	9,912	7,212
General and administrative expenses	2,987	2,343
Operating income	3,947	3,388

Other income (expense)	101	(114)
Interest expense	(39)	(147)
Income before income taxes	4,009	3,127

Income tax expense	(1,699)	(1,244)
Income before earnings related to investment in Keurig, Inc.	2,310	1,883
Earnings related to investment in Keurig, Inc., net	(336)	77
Net income	$ 1,974	$ 1,960
	=====	=====
Basic income per share:
Weighted average shares outstanding	7,492,301	7,129,608
Net income	$ 0.26	$ 0.27

Diluted income per share:
Weighted average shares outstanding	7,909,263	7,571,245
Net income	$ 0.25	$ 0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twenty-eight weeks ended
	April 8, 2006	April 9, 2005

Net sales	$ 110,646	$ 87,350
Cost of sales	71,506	56,584
Gross profit	39,140	30,766

Selling and operating expenses	23,240	17,313
General and administrative expenses	6,790	5,188
Operating income	9,110	8,265

Other income	172	50
Interest expense	(123)	(378)
Income before income taxes	9,159	7,937

Income tax expense	(3,871)	(3,179)
Income before earnings related to investment in Keurig, Inc.	5,288	4,758
Earnings related to investment in Keurig, Inc., net	(334)	(392)
Net income	$ 4,954	$ 4,366
	=====	=====
Basic income per share:
Weighted average shares outstanding	7,482,811	7,114,257
Net income	$ 0.66	$ 0.61

Diluted income per share:
Weighted average shares outstanding	7,893,795	7,551,508
Net income	$ 0.63	$ 0.58

                    The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Twelve weeks ended			Twenty-eight weeks ended
	April 8, 2006	April 9, 2005	April 8, 2006	April 9, 2005

Net income	$ 1,974	$ 1,960	$ 4,954	$ 4,366
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	(16)	60	181	190
(Gains) losses on derivatives designated as cash flow hedges included in net income	(44)	(64)	(7)	(60)
Other comprehensive income (loss)	(60)	(4)	174	130
Comprehensive income	$ 1,914	$ 1,956	$ 5,128	$ 4,496
	====	====	====	====

                           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended April 8, 2006
(Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 24, 2005	8,638,281	$ 864	$ 29,651	$ 37,695	$ (72)	(1,157,554)	$(7,336)	(15,205)	$(410)	$ 60,392
Options exercised	36,868	4	310	-	-	-	-	-	-	314
Employee Stock Purchase Plan	14,375	1	416							417
Stock compensation expense	-	-	779	-	-	-	-	-	-	779
Tax benefit from stock compensation	-	-	505	-	-	-	-	-	-	505
Deferred compensation	-	-	31	-	-	-	-	-	-	31
Other comprehensive income, net of tax	-	-	-	-	174	-	-	-	-	174
Net income	-	-	-	4,954	-	-	-	-	-	4,954

Balance at April 8, 2006	8,689,524	$ 869	$ 31,692	$ 42,649	$ 102	(1,157,554)	$(7,336)	(15,205)	$(410)	$ 67,566
	====	===	====	====	===	====	====	===	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Twenty-eight weeks ended
	April 8, 2006	April 9, 2005

Cash flows from operating activities:
Net income	$ 4,954	$ 4,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,893	3,142
Gain on disposal of fixed assets	(50)	(4)
Provision for doubtful accounts	287	207
Change in fair value in interest rate swap	(42)	(388)
Change in fair value in futures derivatives	(63)	180
Change in accumulated other comprehensive income	174	130
Tax benefit from exercise of non-qualified options	58	267
Earnings related to investment in Keurig, Inc., net	575	668
Deferred income taxes	213	643
Stock compensation	779	52
Deferred compensation	31	12
Changes in assets and liabilities:
Receivables	(3,486)	(2,479)
Inventories	(842)	(655)
Income tax payable (receivable)	(623)	(104)
Other current assets	(1,145)	(797)
Other long-term assets, net	(381)	20
Accounts payable	2,613	2,679
Accrued compensation costs	2,448	156
Accrued expenses	(772)	440
Net cash provided by operating activities	8,621	8,535

Cash flows from investing activities:
Capital expenditures for fixed assets	(8,105)	(5,045)
Proceeds from disposals of fixed assets	373	546
Net cash used for investing activities	(7,732)	(4,499)

Cash flows from financing activities:
Proceeds from issuance of common stock	731	667
Windfall tax benefit	447	-
Proceeds from issuance of debt	-	116
Repayment of long-term debt and capital lease obligations	(2,624)	(2,754)
Net cash used for financing activities	(1,446)	(1,971)

Net increase in cash and cash equivalents	(557)	2,065
Cash and cash equivalents at beginning of period	6,450	4,514
Cash and cash equivalents at end of period	$ 5,893	$ 6,579
	=====	=====
Accounts payable include commitments for fixed asset purchases at the end of period:	$ 401	$ 474

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the twenty-eight week period ended April 8, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

The September 24, 2005 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain Coffee") for the fiscal year ended September 24, 2005, as amended.

2. Inventories

           Inventories consisted of the following at:

	April 8, 2006	September 24, 2005
Raw materials and supplies	$ 8,404,000	$ 7,026,000
Finished goods	6,477,000	7,013,000
	$ 14,881,000	$ 14,039,000
	=====	=====

Inventory values above are presented net of $123,000 and $133,000 of obsolescence reserves at April 8, 2006 and September 24, 2005, respectively.

At April 8, 2006, the Company had approximately $23,720,000 in green coffee purchase commitments, of which approximately 69% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.12 per pound and a price of $11.25 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended
Twenty-eight weeks ended

	April 8, 2006	April 9, 2005	April 8, 2006	April 9, 2005
Numerator - basic and diluted earnings per share : Net income	$ 1,974	$ 1,960	$ 4,954	$ 4,366
Denominator:	=====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	7,492,301	7,129,608	7,482,811	7,114,257
Effect of dilutive securities - stock options	416,962	441,637	410,984	437,251
Diluted earnings per share - weighted average shares outstanding	7,909,263	7,571,245	7,893,795	7,551,508
	=====	=====	=====	=====
Basic earnings per share	$ 0.26	$ 0.27	$ 0.66	$ 0.61
Diluted earnings per share	$ 0.25	$ 0.26	$ 0.63	$ 0.58

For each of the twelve and twenty-eight weeks ended April 8, 2006, options to purchase 18,000 shares of common stock were outstanding but were excluded in the computation of diluted income per share because they were antidilutive.

For the twelve and twenty-eight weeks ended April 9, 2005 options to purchase 15,000 and 25,000 shares, respectively, were outstanding but were excluded in the computation of diluted income per share because they were antidilutive.

4. Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At April 8, 2006, the Company held outstanding futures contracts with a fair market value of $3,000. At September 24, 2005, the Company held futures contracts with a total fair market value of $(60,000).

  At April 8, 2006, deferred gains on futures contracts designated as cash flow hedges amounted to $105,000 ($61,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the twelve and twenty-eight weeks ended April 8, 2006, total gains on futures contracts (gross of tax) included in cost of sales amounted to $76,000 and $12,000, respectively. In the twelve and twenty-eight weeks ended April 9, 2005, total gains on futures contracts included in cost of sales amounted to $107,000 and $100,000 (gross of tax), respectively.

  The Company entered into an interest rate swap agreement with Bank of America N.A. ("Bank of America") effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2009. On May 31, 2005, the swap agreement was amended to lower the notional amount by $5,000,000 in conjunction with a prepayment of the term debt being hedged. The termination of the swap was changed from June 2009 to December 2007. All other terms of the swap remained unchanged.

  The notional amount of the swap at April 8, 2006 was $5,900,000. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At April 8, 2006 and September 24, 2005, the Company estimates it would have received $71,000 and $28,000 (gross of tax), respectively, had it terminated the agreement. Green Mountain Coffee designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  For each of the twelve and twenty-eight weeks ended April 8, 2006, the Company received $3,000 pursuant to the swap agreement, which reduced interest expense. For the twelve and twenty-eight weeks ended April 9, 2005, the Company paid $52,000 and $163,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

5. Subsequent event - Merger with Keurig, Incorporated

  On May 2, 2006, Green Mountain Coffee entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Karma Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), Keurig, Incorporated, a Delaware corporation ("Keurig"), and a representative of the security holders of Keurig, pursuant to which Merger Sub will be merged with and into Keurig (the "Merger"). The Company currently owns 34% of Keurig on a fully diluted basis. After the completion of the Merger, Keurig will become a wholly owned subsidiary of the Company. The merger is subject to customary closing conditions, including expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, and is expected to close on or about June 15, 2006.

  Under the terms of the Agreement, the Company will pay to existing shareholders of Keurig (other than the Company and its affiliates) total consideration of approximately $104.3 million. Total consideration is subject to a working-capital adjustment to be calculated within 60 days of closing. The Agreement contains customary representations and warranties given by the parties and customary covenants. Under the terms of the Agreement, $20.0 million of the $104.3 million purchase price will be placed into escrow at the closing and will be available to satisfy any indemnification claims by the Company under the Agreement for a period of up to 12 months.

  Green Mountain Coffee intends to finance the cash portion of the Purchase Price through a new $125 million five-year senior revolving credit facility with Bank of America. This facility will be utilized to finance Green Mountain Coffee's transaction expenses, as well as to refinance the Company's existing outstanding indebtedness.

6. Investment in Keurig, Incorporated

  During the first two quarters of fiscal 2002, the Company purchased 586,350 shares of preferred stock and 317,969 shares of common stock of Keurig for approximately $5,921,000 from third-party investors in Keurig. During the third fiscal quarter of 2002, the Company purchased an additional 1,324,885 shares of common stock and 3,925 shares of preferred stock of Keurig from third party investors for approximately $8,681,000. Prior to January 8, 2002, the Company had an investment in the preferred stock of Keurig of $151,000. As of April 8, 2006 and September 24, 2005, the shares of common stock owned by the Company represent approximately 48.1% and 48.6% of Keurig's outstanding common stock, respectively. As of April 8, 2006 and September 24, 2005, the total acquired shares (preferred stock and common stock) represent approximately 41.3% of Keurig's common equivalent shares and approximately 34.1% of Keurig's total shares on a fully diluted basis. The Company adopted the equity method of accounting to report its investment in Keurig in its third fiscal quarter of 2002.

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

  In conjunction with its purchase of Keurig's stock in 2002, the Company issued Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig, Inc. as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig's stock and the price paid by Green Mountain Coffee when it acquired Keurig stock in 2002. At April 8, 2006, the Company estimated that it would have been required to record an expense equal to $480,000, had a liquidity event occurred. The planned merger between Green Mountain Coffee and Keurig is not considered a liquidity event, and therefore no payments under these SARs agreements are anticipated upon consummation of the merger.

  In addition to its investment in Keurig, the Company conducts arms-length business transactions with Keurig. Under license agreements with Keurig dated July 22, 2003 and June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $3,214,000 and $7,041,000 for the twelve and twenty-eight weeks ended April 8, 2006, respectively. The Company recorded in cost of sales royalties in the amount of $2,514,000 and $5,485,000 during the twelve and twenty-eight weeks ended April 9, 2005.

  Keurig also purchases coffee products from the Company. For the twelve and twenty-eight weeks ended April 8, 2006, the Company sold $1,026,000 and $2,207,000 worth of coffee products to Keurig, respectively. For the twelve and twenty-eight weeks ended April 9, 2005, the Company sold $282,000 and $869,000 worth of coffee products to Keurig, respectively. In addition, the Company purchases brewer equipment from Keurig. For the twelve and twenty-eight weeks ended April 8, 2006, the Company purchased $370,000 and $1,169,000 worth of brewers and associated equipment from Keurig, respectively. For the twelve and twenty-eight weeks ended April 9, 2005, the Company purchased $379,000 and $1,327,000 worth of brewers and equipment from Keurig, respectively. The Company has properly eliminated the effect of these related party transactions for which the earnings process has not been completed. At April 8, 2006 and September 24, 2005, the Company had payables to Keurig amounting to $2,456,000 and $2,067,000, respectively.

  The earnings related to the Company's investment in Keurig is comprised of two components: (1) the Company's equity interest in the earnings of Keurig and (2) changes in the fair value of the Company's investment in Keurig's preferred stock. During the twelve and twenty-eight weeks ended April 8, 2006, the earnings related to the investment in Keurig amounted to ($336,000) and ($334,000). During the twelve and twenty-eight weeks ended April 9, 2005, the earnings related to the investment in Keurig amounted to $77,000 and ($392,000).

  Keurig is on a calendar year-end. The Company has included in its income for the twenty-eight week period ended April 8, 2006 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2005 through December 31, 2005) and the first calendar fiscal quarter of Keurig's earnings (January 1, 2006 through March 31, 2006), without giving effect to the differences between the duration of the Company's year-to-date fiscal period (28 weeks) and Keurig's fourth calendar quarter (26 weeks). The equity interest in the earnings of Keurig includes the Company's portion of Keurig's earnings for the period relative to the Company's ownership of common stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of preferred stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis. For the twelve and twenty-eight weeks ended April 8, 2006, the Company's equity interest in the earnings of Keurig amounted to ($344,000) and ($2,700,000), respectively. For the twelve and twenty-eight weeks ended April 9, 2005, the Company's equity interest in the earnings of Keurig amounted to $77,000 and ($392,000), respectively.

   During the twelve and twenty-eight weeks ended April 8, 2006, ($585,000) and ($3,014,000) of the equity interest in Keurig's earnings was due to the accretion of preferred stock redemption rights. During the twelve and twenty-eight weeks ended April 9, 2005, ($65,000) and ($337,000) of the equity interest in Keurig's earnings was due to the accretion of preferred stock redemption rights. The carrying value of Keurig's preferred stock is being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value represents Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption. The redemption value is based upon a valuation of Keurig performed annually and approved by Keurig's Board of Directors. The increase in the accretion of the redemption value of the preferred stock reflects the increase in Keurig's annual valuation which more than doubled at December 31, 2005 from the prior year valuation. The Board of Directors of Keurig reviews its estimate periodically and may change it prior to the February 4, 2007 earliest possible redemption date. The Company carries its investment in Keurig's preferred stock at accreted redemption value, which approximates fair value which the Company believes it could realize upon redemption or in a transaction with an independent third party. During the twelve and twenty-eight weeks ended April 8, 2006, $7,000 and $2,364,000 of the earnings related to the investment in Keurig was due to the increase in the fair value of the Company's preferred shares based upon the recent valuation determined by Keurig's Board of Directors. During the twenty-eight weeks ended April 9, 2005, there was no material adjustment to the carrying value of the Company's preferred shares. The Company has recognized its earnings related to its investment in Keurig net of related tax effects. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at April 8, 2006 and the related deferred tax asset is supported by a recent valuation analysis prepared by an independent investment-banking firm.

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:

Income Statement Information for the Six Months ended March 31, 2006 Dollars in thousands

Revenues	$ 38,348
Cost of goods sold	$ 19,728
Selling, general, and administrative expenses	$ 16,886
Operating income	$ 1,734
Net income	$ 1,624

Financial Position Information as of March 31, 2006 Dollars in thousands

Current assets	$ 16,795
Property, plant and equipment, net	$ 3,165
Other assets	$ 362
Total assets	$ 20,322
Current liabilities	$ 9,167
Redeemable preferred stock	$ 36,270
Shareholders' deficit	$(25,115)
7.  Compensation Plans

Stock Option Plans

Prior to the establishment on September 21, 1993 of the Company's first employee Stock Option Plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. All options outstanding under these individual agreements are fully vested and expire on April 15, 2008. At April 8, 2006 and September 24, 2005, 42,440 and 43,440 options were outstanding under these individual agreements, respectively.

The 1993 Plan provides for the granting of both incentive and non-qualified stock options. Effective July 26, 1996, the total number of shares of authorized common stock made available under the 1993 Plan was increased to 550,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. There were no options available under the 1993 Plan on April 8, 2006 or September 24, 2005 as this Plan expired on September 21, 2003, ten years after inception.

On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At April 8, 2006 and September 24, 2005, options for 11,434 shares of common stock were available for grant under the plan.

On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At April 8, 2006 and September 24, 2005, options for 30,871 and 33,856 shares of common stock were available for grant under the plan, respectively.

On March 16, 2006, shareholders of the Company approved the Company's 2006 Incentive Plan. A total of 300,000 shares of stock may be issued under the Plan, although awards other than stock options are limited to a total of 60,000 over the life of the Plan. At April 8, 2006, 265,000 shares of common stock were available for grant under the plan.

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

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 4.6% for the grants issued during the twenty-eight weeks ended April 8, 2006. The weighted-average fair values of options granted during the twelve and twenty-eight weeks ended April 8, 2006 was $19.34 and $19.22, respectively.

The grant-date fair value of employees' purchase rights under the Company's Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to 6 months; a volatility of 33%; no dividend yield; and a risk-free interest rate equal to 3.8% for the purchase rights granted during the twenty-eight weeks ended April 8, 2006. The weighted-average fair values of purchase rights granted during the twenty-eight weeks ended April 8, 2006 was $8.52.

For the twelve and twenty-eight weeks ended April 8, 2006, income before income taxes was reduced by a stock compensation expense of $362,000 and $779,000 (gross of tax) due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $290,000 and $637,000 for the twelve and twenty-eight weeks ended April 8, 2006. The reduction in basic EPS was $0.04 and $0.09, for the twelve and twenty-eight weeks ended April 8, 2006, respectively. The reduction in diluted EPS was $0.04 and $0.08, for the twelve and twenty-eight weeks ended April 8, 2006, respectively. For the twenty-eight weeks ended April 8, 2006, cash flows from financing activities were increased (and cash flow from operations were correspondingly decreased) by $447,000 as a result of the adoption of FAS123(R).

The Company is using the modified prospective application ("MPA") transition method, without restatement of prior interim periods in the year of adoption. Prior to the adoption of FAS123(R) in fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense was recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the twelve and twenty-eight weeks ended April 9, 2005 would have decreased to the pro forma amounts indicated below:

		Twelve weeks ended	Twenty-eight weeks ended
		April 9, 2005

Net income:	As reported	$ 1,960	$4,366
	Pro forma	$1,708	$3,829
Basic net	As reported	0.27	0.61
income per share:	Pro forma	0.24	0.54
Diluted net	As reported	0.26	0.58
income per share:	Pro forma	0.23	0.51

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years; an average volatility of 42%; no dividend yield; and a risk-free interest rate averaging 3.9% for the grants issued during the twenty-eight weeks ended April 9, 2005, respectively. The weighted-average fair values of options granted during the twenty-eight weeks ended April 9, 2005 is $10.96.

Option activity for all of the Company's stock option plans is summarized as follows:

	Number of Shares	Option Price	Average Exercise Price

Outstanding at September 24, 2005	854,414	2.19 - 38.17	14.51

Granted	41,800	34.78 - 40.05	37.61
Exercised	(36,868)	2.19 - 26.83	12.72
Cancelled	(3,955)	12.89 - 34.78	18.81
Outstanding at April 8, 2006	855,391	2.19 - 40.05	15.97
	=========

Exercisable at April 8, 2006	575,309	$2.19 - 26.83	$ 11.85

The following table summarizes information about stock options outstanding at April 8, 2006:

Range of exercise price	Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at April 8, 2006

$ 2.19 - 5.00	221,730	2.34	$ 3.58	$ 7,587,000
6.38 - 14.93	118,330	4.83	10.03	3,286,000
15.07 - 18.97	127,221	5.23	18.14	2,501,000
19.40 - 20.45	182,216	5.43	20.04	3,235,000
20.50 - 40.05	205,894	7.68	27.78	2,064,000
	855,391			$ 18,673,000
	=========			===

The following table summarizes information about stock options exercisable at April 8, 2006:

Range of exercise price	Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at April 8, 2006

$ 2.19 - 5.00	221,730	2.34	$ 3.58	$ 7,587,000
6.38 - 14.93	105,855	4.63	9.60	2,985,000
15.07 - 18.97	108,590	4.86	18.32	2,115,000
19.40 - 20.45	74,250	5.04	20.18	1,308,000
20.50 - 40.05	64,884	5.97	23.44	932,000
	575,309			$ 14,927,000
	=========			=========

Total unrecognized share-based compensation costs related to non-vested stock options was approximately $2.8 million as of April 8, 2006 which related to approximately 280,000 shares with a per share weighted value of $9.87. This unrecognized cost is expected to    be recognized over a weighted average period of approximately 2 years. The intrinsic value of options exercised during the twenty-eight weeks ended April 8, 2006 was approximately $1,169,000. The Company's policy is to issue new shares upon exercise of stock options.

Employee Stock Purchase Plan

On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock were reserved for issuance under the plan. On March 25, 2004, the Company's stockholders approved an amendment of this plan to increase the shares available from 300,000 to 600,000 shares. There are two six-month withholding periods in each fiscal year. At April 8, 2006 and September 24, 2005, options for 253,699 and 268,074 shares of common stock were available for grant under the plan, respectively.

The fair value of the employees' purchase rights under the Company's Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the twenty-eight weeks ended April 9, 2005: an expected life of six months; expected volatility of 41%; and an average risk-free interest rate of 3.1%. The weighted average fair value of those purchase rights granted was $9.37 for the twenty-eight weeks ended April 9, 2005.

 Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the twenty-eight week periods ended April 8, 2006 and April 9, 2005, the Company recorded compensation costs of $108,000 and $162,000, to accrue for anticipated stock distributions under the ESOP, respectively. On April 8, 2006, the ESOP held 15,205 unearned shares at an average cost of $27.10.

 Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the Plan. In the twenty-eight week periods ended April 8, 2006 and April 9, 2005, $31,000 and $12,000 of compensation expense has been recorded under this Plan, respectively.

8.  Income Taxes

  On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from Green Mountain Coffee Roasters for payroll and capital investment tax credits. The total incentives authorized are $2,090,500 over a five-year period beginning in fiscal year 2004. The capital investment tax credits are $1,843,728 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. All credits are subject to recapture and disallowance provisions due to curtailment of trade or business. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit.  The Company's estimated effective tax rate for the year has been reduced by the total credit that is expected to be earned by year-end. The Company expects that its fiscal 2006 tax rate, including benefit from the tax credit, will be approximately 42.0%.

  The provision for income taxes increased $455,000 in the second quarter of fiscal 2006 as compared to the similar period in fiscal 2005. Our effective tax rate was 42.4% in the second quarter of fiscal 2006 as compared to 39.8% in the second quarter of fiscal 2005. The increase in the effective tax rate is attributable primarily to the following three factors: the higher taxable income in fiscal 2006 results in a higher federal tax bracket; the amount of Vermont tax credit earned in fiscal 2006 is lower than in fiscal 2005; and FAS 123R stock compensation accounting that is implemented in fiscal 2006.

9.  Fixed assets

  Fixed assets consist of the following:

	Useful Life in Years	April 8, 2006	September 24, 2005

Production equipment	2 - 15	$ 31,757,000	$ 28,169,000
Equipment on loan to wholesale customers	2 - 6	11,851,000	11,263,000
Computer equipment and software	2 - 5	13,188,000	11,241,000
Building	30	5,455,000	5,455,000
Furniture and fixtures	2 - 10	3,359,000	3,214,000
Vehicles	4 - 5	957,000	898,000
Leasehold improvements	2 - 11 or remaining life of the lease, whichever is less	1,862,000	1,861,000
Construction-in-progress		1,409,000	1,684,000

Total fixed assets		69,838,000	63,785,000

Accumulated depreciation		(27,497,000)	(24,278,000)

		$ 42,341,000	$ 39,507,000
		==========	==========

  Total depreciation expense relating to all fixed assets was $1,749,000 and $3,893,000 for the twelve and twenty-eight weeks ended April 8, 2006, respectively. Total depreciation expense relating to all fixed assets was $1,364,000 and $3,142,000 for the twelve and twenty-eight weeks ended April 9, 2005, respectively.

  At April 8, 2006, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $1,409,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment. All assets in construction in progress are expected to be ready for production use by the end of fiscal 2006.

  In the twelve and twenty-eight weeks ended April 8, 2006, the Company capitalized $52,000 and $97,000 of interest expense, respectively. In the twelve and twenty-eight weeks ended April 9, 2005, the Company capitalized $45,000 and $128,000 of interest expense, respectively.

10.  Related party transactions

  The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the twelve and twenty-eight weeks ended April 8, 2006, Heritage Flight billed the Company $56,000 and $68,000, respectively, for travel services to various employees of the Company. During the twelve and twenty-eight weeks ended April 9, 2005, Heritage Flight billed the Company $7,000 and $55,000, respectively, for travel services to various employees of the Company.

11.  Credit Facility

On March 23, 2006, the expiration date of the Company's revolving line of credit with Bank of America and Citizens Bank New Hampshire was extended from March 31, 2006 to April 1, 2008. In consideration for the extension of the commitment termination date, the Company agreed to pay a fee of $10,000. There are no amounts outstanding under this revolving line of credit at April 8, 2006.

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

In addition, the Company has an equity investment in Keurig, a small private company, and has entered into a merger agreement pursuant to which Keurig will become a wholly owned subsidiary of the Company. Keurig can have significant quarterly operating income fluctuations, and its results can differ materially from expectations set forth in forward-looking statements. Forward-looking statements reflect management's analysis as of the date of this document. The Company does not undertake to revise these statements to reflect subsequent developments.

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

Green Mountain Coffee's fiscal year ends on the last Saturday in September. Our fiscal year normally consists of four quarterly periods with the first, second and third "quarters" ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year. In fiscal 2006, there will be 53 weeks as compared to 52 weeks in fiscal 2005. The extra week will occur in the fourth fiscal quarter of 2006.

Results of Operations

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2006	April 9, 2005	April 8, 2006	April 9, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0%	65.0%	64.6%	64.8%
Gross profit	36.0%	35.0%	35.4%	35.2%

Selling and operating expenses	21.2%	19.5%	21.0%	19.8%
General and administrative expenses	6.4%	6.3%	6.2%	5.9%
Operating income	8.4%	9.2%	8.2%	9.5%

Other income (expense)	0.2%	(0.3)%	0.2%	0.0%
Interest expense	(0.1)%	(0.4)%	(0.1)%	(0.4)%
Income before taxes	8.5%	8.5%	8.3%	9.1%

Income tax expense	(3.6)%	(3.4)%	(3.5)%	(3.6)%
Income before earnings related to investment in Keurig, Inc., net	4.9%	5.1%	4.8%	5.5%
Earnings related to investment in Keurig, Inc., net	(0.7)%	0.2%	(0.3)%	(0.5)%
Net income	4.2%	5.3%	4.5%	5.0%
	====	====	====	====

The following tables present data of the Company regarding its coffee pounds shipments among its various channels and by geographic regions:

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Total Company Coffee Pounds Shipped by Sales Channel
(Unaudited Pounds in Thousands)

Channel	Q2 12 wks. ended 4/8/06	Q2 12 wks. ended 4/9/05	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2YTD 28 wks. ended 4/8/06	Q2YTD 28 wks. ended 4/9/05	Q2YTD Y/Y lb. Increase	Q2YTD % Y/Y lb. Increase
Supermarkets	1,510	1,286	224	17.4%	3,596	3,233	363	11.2%
Convenience Stores	1,152	1,161	(9)	(0.8%)	2,970	2,843	127	4.5%
Office Coffee Service Distributors	1,513	1,193	320	26.8%	3,383	2,668	715	26.8%
Food Service	1,032	705	327	46.4%	2,434	1,676	758	45.2%
Consumer Direct	215	150	65	43.3%	503	374	129	34.5%
Totals	5,422	4,495	927	20.6%	12,886	10,794	2,092	19.4%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note: The pounds shipped number in the Consumer Direct channel, includes shipments made to Keurig, Inc. for sales to the retail channel.

Total Company Coffee Pounds Shipped by Geographic Region
(Unaudited Pounds in Thousands)

Region	Q2 12 wks. ended 4/8/06	Q2 12 wks. ended 4/9/05	Q2 Y/Y lb. Increase	Q2 % Y/Y lb. Increase	Q2YTD 28 wks. ended 4/8/06	Q2YTD 28 wks. ended 4/9/05	Q2YTD Y/Y lb. Increase	Q2YTD % Y/Y lb. Increase
New England	2,470	1,867	603	32.3%	5,779	4,456	1,323	29.7%
Mid-Atlantic	1,502	1,332	170	12.8%	3,570	3,243	327	10.1%
South	814	764	50	6.5%	2,017	1,842	175	9.5%
Midwest	289	234	55	23.5%	699	553	146	26.4%
West	308	261	47	18.0%	729	615	114	18.5%
International	39	37	2	5.4%	92	85	7	8.2%
Totals	5,422	4,495	927	20.6%	12,886	10,794	2,092	19.4%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Twelve weeks ended April 8, 2006 versus twelve weeks ended April 9, 2005

Net sales increased by $9,786,000, or 26.5%, to $46,779,000 for the twelve weeks ended April 8, 2006 (the "2006 period"), as compared to the twelve weeks ended April 9, 2005 (the "2005 period"). Coffee pounds shipped increased by approximately 927,000 pounds, or 20.6%, to approximately 5,422,000 pounds in the 2006 period. The difference between the dollar sales and pounds shipped growth rates reflects our price increases near the end of the second quarter of fiscal 2005 and higher sales of Keurig® K-Cups® which carry a higher sales price per pound than our other products, as well as sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. Dollar sales growth was strongest in the office coffee service (OCS) channel contributing approximately a third of the increase in net sales. OCS coffee pounds shipped were up 320,000 pounds or 26.8% over the 2005 period. The high growth in this channel was due primarily to strong K-Cup® sales driven by increased sales to existing customers, continued penetration of the Keurig® system in small offices, the introduction of new partner K-Cups, and the continued success of teas in K-Cups. The consumer direct channel grew 73% in dollar sales and 43.3% in pounds shipped. The majority of this growth is related to the sales of Keurig Single-Cup Brewers for the home and the associated K-Cups as well as sales to Keurig for their Keurig Single-Cup brewer sales to the developing retail channel.

The food service channel was the largest channel contributor to our coffee pounds growth, representing 35% of coffee pounds growth for the quarter. The 46.4% increase over the prior year is a result of the November 1st rollout to over 650 McDonald's restaurants in New England and New York where we are selling two varieties of Newman's Own® Organics Fair Trade Certified™ coffee. The supermarket channel increased its pounds shipped by 224,000 pounds, or 17.4%, over the 2005 period with strong growth from new customer acquisitions such as Sam's Club and Target and solid growth from existing customers. In the convenience store channel, coffee pounds shipped were essentially flat compared to the 2005 period due mainly to inventory replenishment, which varies quarter to quarter, to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil Corporation convenience stores. We experienced a 60% overall gain in shipments of Fair Trade Certified and organic coffees compared to the 2005 period, including shipments of co-branded Newman's Own® Organic coffees. This growth benefited all sales channels with the major growth driver being the new McDonald's business.

Near the end of the second quarter of fiscal 2005 we increased prices for certain products because of rising green coffee costs. The net impact on the second quarter of fiscal 2006 was an increase in net sales of approximately 4% over the 2005 period.

Gross profit increased by $3,903,000, or 30.2%, to $16,846,000 for the 2006 period. As a percentage of net sales, gross profit increased one percentage point to 36% for the 2006 period. This increase is primarily attributable to more favorable non-coffee raw material and production costs as a percentage of net sales partially offset by higher green coffee costs as well as variations in sales mix and a $50,000 non-cash charge for stock option compensation. The non-cash charge for stock option compensation results from the adoption of FAS123(R) at the beginning of fiscal year 2006.

Selling, general and administrative (S, G&A) expenses increased by $3,344,000, or 35%, to $12,899,000 for the 2006 period. As a percentage of sales, S, G&A expenses increased 1.8 percentage points to 27.6%. This increase is primarily due to marketing and sales investments to support new customer acquisition that are intended to produce beneficial outcomes later this year and into the future. In addition, S, G&A in the 2006 period includes a $312,000 non-cash charge for stock option compensation.

As a result of the foregoing, operating income increased by $559,000, or 16.5%, to $3,947,000 for the 2006 period.

Interest expense decreased by $108,000 to $39,000 for the 2006 period. This decrease is due mainly to lower debt balances as a result of our $5,000,000 pay down of our term loan in fiscal 2005. In the 2006 period and the 2005 period, we capitalized $52,000 and $45,000, respectively, of interest expense associated with investments in production equipment currently classified as construction in progress.

Income tax expense increased $455,000, or 36.6%, to $1,699,000 for the 2006 period. The effective tax rate for the 2006 period was 42.4%, up from 39.8% in the 2005 period primarily related to the impact of the new stock option expense accounting implemented in the first quarter of 2006.

The Company uses the equity method of accounting for its investment in Keurig, Inc. ("Keurig"). As of April 8, 2006 and September 24, 2005, the shares of common stock owned by the Company represent approximately 48.1% and 48.6%, respectively, of Keurig's outstanding common stock. As of April 8, 2006 and September 24, 2005, the total acquired shares (preferred stock and common stock) represent approximately 41.3% of Keurig's common equivalent shares and approximately 34% of Keurig's total shares on a fully diluted basis. Keurig is effectively controlled by MD Co. (controlled by MDT Advisors, a division of Harris Bretall Sullivan and Smith, an institutional investment company), which owns approximately 23% of Keurig's capital stock, as a result of contractual limitations and restrictions agreed to by Green Mountain Coffee.

The net earnings related to our investment in Keurig in the 2006 period was a loss of $336,000 or $0.04 per diluted share, which includes a $0.03 per share quarterly operating gain for Keurig. This gain was offset by a net $0.07 per share accretion adjustment for the estimated redemption value of the preferred stock of Keurig net of the increase in the fair value of our preferred shares based on a recent valuation determined by the Keurig Board of Directors (see Note 6 to our Consolidated Financial Statements). In the 2005 period, the net earnings related to our investment in Keurig was a net gain of $77,000, or $0.01 per share, including $0.01 per share related to an accretion adjustment for the estimated redemption value of the preferred stock of Keurig. The redemption value of the preferred stock of Keurig is based on a valuation of Keurig that is performed annually by Keurig and approved by its Board of Directors. The increase in the accretion of the redemption value of the preferred stock reflects the increase by Keurig's Board of Directors in its annual valuation, which more than doubled at December 31, 2005 from the prior year, and also that the redemption date of February 4, 2007 is getting nearer. The carrying value of Keurig's preferred stock is being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value is calculated based on Keurig's estimate of the amount the holders of the preferred shares will receive upon liquidation, as approved by Keurig's Board of Directors. As the time remaining until the redemption date decreases, any significant change in Keurig's estimate of the redemption value of its preferred stock will have a greater impact. During the 2006 period, ($585,000) of the net earnings related to the Keurig investment was due to the accretion of preferred stock redemption rights and $7,000 of the net earnings related to the Keurig investment was due to the increase in the valuation of our preferred shares, reflecting the most recent valuation determined by Keurig's Board of Directors. The Company carries its investment in Keurig's preferred stock at accreted redemption value, which approximates fair value which the Company believes it could realize upon redemption or in a transaction with an independent third party. During the 2005 period, ($66,000) of the earnings related to the Keurig investment was due to the accretion of preferred stock redemption rights, and there was no material adjustment in the carrying value of our preferred shares. The Company recognizes its earnings related to its Keurig investment net of related tax effects. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at April 8, 2006 and the related deferred tax asset is supported by a valuation analysis prepared by an independent investment-banking firm.

Net income increased by $14,000, or 0.7%, to $1,974,000 in the 2006 period. Earnings per diluted share were $0.25 in the 2006 period as compared to $0.26 in the 2005 period. The impact of the adoption of FAS123(R) in the 2006 period was a reduction of $290,000 in net income and a reduction in diluted EPS of $0.04.

Twenty-eight weeks ended April 8, 2006 versus twenty-eight weeks ended April 9, 2005

Net sales increased by $23,296,000, or 26.7%, to $110,646,000 for the twenty-eight weeks ended April 8, 2006 (the "2006 YTD period"), as compared to the twenty-eight weeks ended April 9, 2005 (the "2005 YTD period"). Coffee pounds shipped increased by approximately 2,092,000 pounds, or 19.4%, to approximately 12,886,000 pounds in the 2006 YTD period. The difference between the dollar sales and pounds shipped growth rates reflects our price increases in the second quarter of fiscal 2005 and higher sales of Keurig® K-Cups® which carry a higher sales price per pound than our other products, as well as sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The largest factor in the net sales increase was the growth of the single brew K-Cup business both in the Office Coffee Service (OCS) and consumer direct channels. OCS coffee pounds shipped were up 715,000 pounds or 26.8% over the same period last year. The high growth in this channel was due primarily to strong K-Cup® sales driven by increased sales to existing customers, continued penetration of the Keurig® system in small offices, the introduction of new partner K-Cups, and the continued success of teas in K-Cups. The consumer direct channel grew approximately 55% in dollar net sales with the majority of the growth related to the sales of Keurig Single-Cup Brewers for the home and the associated K-Cups as well as sales to Keurig for their Keurig Single-Cup brewer sales to the developing retail channel.

The pounds increase was strongest in the food service channel which increased 758,000 pounds, or 45.2% over the 2005 YTD period, primarily due to the November 1st roll-out to over 650 McDonald's restaurants in New England and New York where we are selling two varieties of Newman's Own® Organics Fair Trade Certified™ coffee. The supermarket channel increased its pounds shipped by 363,000 pounds, or 11.2%, over the 2005 YTD period due to increased sales to existing customers and to new customer acquisitions including Sam's Club and Target stores. Growth in the supermarket channel is being driven primarily by increasing demand for our Fair Trade Certified™ and organic coffees. The convenience store channel increased pounds shipped by 127,000 pounds, or 4.5%, over the 2005 YTD period due mainly to increased sales related to inventory replenishment, which varies quarter to quarter, to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil Corporation convenience stores.

Gross profit increased by $8,374,000, or 27.2%, to $39,140,000 for the 2006 YTD period. As a percentage of net sales, gross profit increased 0.2 percentage points to 35.4% for the 2006 YTD period. This increase is primarily attributable to higher green coffee costs, variation in sales mix and a $112,000 non-cash charge for stock option compensation partially offset by more favorable non-coffee raw material and production costs. The non-cash charge for stock option compensation results from the adoption of FAS123(R) at the beginning of the 2006 YTD period.

Selling, general and administrative (S,G&A) expenses increased by $7,529,000, or 33.5%, to $30,030,000 for the 2006 YTD period. As a percentage of sales, S,G&A expenses increased 1.4 percentage points to 27.2%. This increase is primarily due to marketing investments to support new customer acquisition and growth. These marketing investments include expansion of consumer direct acquisition programs, marketing support of the launch of McDonald's relationship in the Northeast and implementation of customer relationship management software. In addition, S,G&A in the 2006 YTD period includes a $667,000 non-cash charge for stock option compensation.

As a result of the foregoing, operating income increased by $845,000, or 10.2%, to $9,110,000 for the 2006 YTD period.

Interest expense decreased by $255,000 to $123,000 for the 2006 YTD period. This decrease is due mainly to lower debt balances as a result of our $5,000,000 pay down of our term loan in fiscal 2005 and normal quarterly loan payments. In the 2006 YTD period and the 2005 YTD period, we capitalized $97,000 and $128,000 respectively, of interest expense associated with investments in production equipment currently classified as construction in progress. This slight decrease was due mainly to a higher construction-in-progress balance in the 2005 YTD period due to the distribution center construction project in Waterbury, Vermont, which was completed in fiscal 2005.

Income tax expense increased $692,000, or 21.8%, to $3,871,000 for the 2006 YTD period. The effective tax rate for the 2006 YTD period was 42.3%, up from 40.1% in the 2005 YTD period primarily related to the impact of the new stock option expense accounting implemented in the first quarter of 2006.

The net earnings related to our investment in Keurig in the 2006 YTD period was a loss of $334,000 or $0.04 per diluted share, which  includes a $0.04 per share YTD operating gain for Keurig. This gain was offset by a net $0.08 per share YTD accretion adjustment for the estimated redemption value of the preferred stock of Keurig net of the increase in the fair value of our preferred shares based on a recent valuation determined by the Keurig Board of Directors (see Note 6 to our Consolidated Financial Statements). In the 2005 YTD period, the net earnings related to our investment in Keurig was a net loss of $392,000, or $0.05 per diluted share, including $0.04 per diluted share related to an accretion adjustment for the estimated redemption value of the preferred stock of Keurig. The redemption value of the preferred stock of Keurig is based on a valuation of Keurig that is performed annually by Keurig and approved by its Board of Directors. The increase in the accretion of the redemption value of the preferred stock reflects the increase by Keurig's Board of Directors in its annual valuation which more than doubled at December 31, 2005 from the prior year, and also that the redemption date of February 4, 2007 is getting nearer. The carrying value of Keurig's preferred Stock is being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value is calculated based on Keurig's estimate of the amount the holders of the preferred shares will receive upon liquidation, as approved by Keurig's Board of Directors. As the time remaining until the redemption date decreases, any significant change in Keurig's estimate of the redemption value of its preferred stock will have a greater impact. During the 2006 YTD period, ($3,014,000) of the net earnings related to the Keurig investment was due to the accretion of preferred stock redemption rights and $2,364,000 of the net earnings related to the Keurig investment was due to the increase in the valuation of our preferred shares, reflecting the most recent valuation determined by Keurig's Board of Directors. During the 2005 YTD period, ($337,000) of the earnings related to the Keurig investment was due to the accretion of preferred stock redemption rights and there was no material adjustment in the carrying value of our preferred shares. The Company recognizes its earnings related to its Keurig investment net of related tax effects. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable. The valuation of the Keurig investment at April 8, 2006 and the related deferred tax asset is supported by a valuation analysis prepared by an independent investment-banking firm.

Net income increased by $588,000, or 13.5%, to $4,954,000 in the 2006 YTD period. Earnings per diluted share were $0.63 in the 2006 YTD period as compared to $0.58 in the 2005 YTD period. The impact of the adoption of FAS123(R) in the 2006 YTD period was a reduction of $637,000 in net income and a reduction in diluted EPS of $0.08.

 Liquidity and Capital Resources

Working capital was $19,402,000 at April 8, 2006, up 13.0% from $17,172,000 at September 24, 2005, driven primarily by increased accounts receivable.

Net cash provided by operating activities increased only slightly by $86,000, or 1.0%, to $8,621,000 in the 2006 YTD period. Cash flows from operations were used to fund capital expenditures and repay long-term debt in the 2006 YTD period.

During the 2006 YTD period, we had capital expenditures of $8,105,000, including $4,534,000 for production and packaging equipment, $1,517,000 for computer equipment and software, $1,321,000 for loaner equipment, and $733,000 for leasehold improvements, fixtures and vehicles.

During the 2005 YTD period, Green Mountain had capital expenditures of $5,045,000, including $3,068,000 for building, equipment and fixtures, $1,124,000 for loaner equipment, $737,000 for computer equipment and software, and $116,000 for vehicles.

On April 8, 2006, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $1,409,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment. All assets in construction in progress are expected to be ready for production use by the end of fiscal 2006.

In the 2006 YTD period, cash flows from financing activities included $731,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, up from $667,000 in the 2005 YTD period. In addition, cash flows from operating and financing activities included a $505,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $267,000 in the 2005 YTD period. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these exercises or disqualifying dispositions.

We maintain a credit facility with Bank of America N.A. ("Bank of America"). At April 8, 2006, the outstanding balance on our term loan was $5,900,000. No amounts were outstanding under our equipment line of credit or our revolving line of credit. In March 2006, we extended the term of our revolving line of credit from March 30, 2006 to April 1, 2008.

The credit facility contains minimum quarterly profitability, maximum funded debt to EBITDA, and minimum fixed charge coverage ratio covenants. We were in compliance with these covenants at April 8, 2006.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. On June 29, 2004, we entered into a $17,000,000 amortizing interest rate swap agreement in order to fix the interest rate on our term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. The notional amount of the swap at April 8, 2006 was $5,900,000. We believe that our cash flows from operating activities, existing cash and the modified credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next 12 months.

On May 2, 2006, Green Mountain Coffee entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Karma Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), Keurig, Incorporated, a Delaware corporation ("Keurig"), and a representative of the security holders of Keurig, pursuant to which Merger Sub will be merged with and into Keurig (the "Merger"). We currently own 34% of Keurig on a fully diluted basis. After the completion of the Merger, Keurig will become a wholly owned subsidiary of the Company. The merger is subject to customary closing conditions, including expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, and is expected to close on or about June 15, 2006. Under the terms of the Agreement, we will pay to existing shareholders of Keurig (other than the Company and its affiliates) total consideration of approximately $104.3 million. Total consideration is subject to a working-capital adjustment to be calculated within 60 days of closing. The Agreement contains customary representations and warranties given by the parties and customary covenants. Under the terms of the Agreement, $20.0 million of the $104.3 million purchase price will be placed into escrow at the closing and will be available to satisfy any indemnification claims by the Company under the Agreement for a period of up to 12 months.

On May 2, 2006, in conjunction with the announcement of our merger with Keurig, we disclosed that we intend to finance the cash portion of the purchase price of the acquisition through a new $125 million five-year senior revolving credit facility with Bank of America. This facility is anticipated to be utilized to finance our transaction expenses, as well as to refinance our existing outstanding debt and for working capital purposes.

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Commitments	Green Coffee Purchase Commitments	Total
2006, remaining	$1,756,000	$1,102,000	$21,539,000	$24,397,000
2007	2,650,000	1,512,000	1,956,000	6,118,000
2008	1,699,000	1,346,000	113,000	3,158,000
2009	18,000	1,194,000	112,000	1,324,000
2010	1,000	1,071,000	-	1,072,000
Thereafter	-	5,626,000	-	5,626,000
Total	$ 6,124,000	$11,851,000	$23,720,000	$41,695,000

In addition, we expect to spend $12,000,000 to $14,000,000 in capital expenditures in fiscal 2006, primarily for production and packaging equipment. Such capital expenditures are anticipated to be funded from operating cash flows.

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

Expected maturity date	2006, remaining	2007	2008	2009	2010	Total
Long-term debt:
Variable rate (in thousands)	-	-	-	-	-	-
Average interest rate	-	-	-	-	-	-
Fixed rate (in thousands)	$1,756	$2,650	$1,699	$18	$1	$6,124
Average interest rate	5.07%	5.07%	5.14%	4.74%	4.74%	5.08%

At April 8, 2006 we had no debt subject to variable interest rates. We entered into an amortizing interest rate swap agreement in June 2004, in order to fix the interest rate on our entire term loan. The effect of the swap is to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR.

In the fiscal 2006 YTD period, we received $3,000 pursuant to the swap agreement, which reduced interest expense. In the fiscal 2005 YTD period, we paid $163,000 in additional interest expense pursuant to the swap agreement. We are exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated. The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At April 8, 2006 we estimate that we would have received $71,000 (gross of tax) if we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts two to six months prior to delivery, so that we can adjust our sales prices to the market. In addition, we maintain an on-hand inventory of approximately 1.5 to 2 months' worth of green coffee requirements. At April 8, 2006, the Company had approximately $23,720,000 in green coffee purchase commitments, of which approximately 69% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At April 8, 2006, we held outstanding futures contracts covering 75,000 pounds of coffee with a fair market value of $3,000, gross of tax. The average settlement price used to calculate the fair value of the contracts outstanding was $1.11. If the settlement price drops on average by 10%, the loss incurred will be approximately $5,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2006.

 Item 4. Controls and Procedures

As of April 8, 2006, Green Mountain Coffee's management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Green Mountain Coffee's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

There have been no significant changes in our internal controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

On May 2, 2006, we entered into a merger agreement pursuant to which Keurig will become a wholly owned subsidiary of Green Mountain Coffee. The following risk factors update the risk factors included in our Annual Report of Form 10-K for the fiscal year ended September 24, 2005.

Our failure to successfully integrate Keurig into our business may cause us to fail to realize the expected synergies and other benefits of the merger, which could adversely affect our future results.

The integration of Keurig into our business presents significant challenges and risks to our business, including:
    distraction of management from regular business concerns;
    assimilation and retention of employees and customers of Keurig;
    integration of technologies, services and products; and
    achievement of appropriate internal control over financial reporting.

We may fail to successfully complete the integration of Keurig into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the merger. We may fail to grow and build profits in Keurig's business line or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Keurig has a history of operating losses and may never become profitable.

Keurig has a history of operating losses, and our ability to achieve and maintain profitability of its business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to increase its profitability may not be realized, and Keurig's losses may continue as we integrate its operations into our business. If Keurig's revenue grows more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to achieve, sustain or increase its profitability, in which case our financial condition will suffer and our stock price could decline.

We intend to finance the cash consideration paid in the merger with Keurig through a new credit facility, and such debt could adversely affect our business and limit our ability to plan for or respond to changes in our business.

 We intend to finance the cash consideration paid in the merger with Keurig through a new $125 million five-year senior revolving credit facility. This substantial indebtedness and the fact that a significant portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences. For example, our debt obligations could:
    increase our vulnerability to general adverse economic and industry conditions;
    require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes;
    limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt;
    limit, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and
    have a material adverse effect on us if we fail to comply with the covenants in our debt agreements because such failure could result in an event of default which, if not cured or waived, could result in a substantial amount of our indebtedness becoming immediately due and payable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant held its 2006 Annual Meeting of Stockholders on March 16, 2006 at the Company's offices located at 81 Demeritt Place in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

(b-c) At the Annual Meeting the stockholders voted as follows on the following matter:

VOTES

Proposal 1 - to adopt the Company's 2006 Incentive Plan

For                    Against              Abstain

4,679,492          1,055,736 78,765

Proposal 2 - Election of Directors
Nominee	For	Withheld
William D. Davis (Class I)	6,786,165	460,276
Jules A. delVecchio (Class I)	6,906,792	339,649
Robert P. Stiller (Class I)	6,968,001	278,440

The term of office of the following directors continued after the Meeting: Kathryn S. Brooks, Barbara D. Carlini, Hinda Miller, and David E. Moran.

Item 6. Exhibits

(a) Exhibits:

4.1     Second Amendment to second Amended and Restated Credit Agreement and Loan Documents dated March 23, 2006

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

 GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	5/18/2006	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	5/18/2006	By: /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer