Form 10-Q
period 2006-07-01
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2006-08-10
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the twelve weeks ended July 1, 2006

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

As of August 4, 2006, 7,560,490 shares of common stock of the registrant were outstanding.

Part I. Financial Information
Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	July 1, 2006	September 24, 2005
	Unaudited
Assets
Current assets:
Cash	$1,250	$6,450
Restricted cash and cash equivalents	548	-
Receivables, less allowances of $995 and $544 at July 1, 2006, and September 24, 2005, respectively	22,098	15,286
Inventories	23,795	14,039
Other current assets	2,537	1,274
Deferred income taxes, net	1,447	1,346
Total current assets	51,675	38,395

Fixed assets, net	45,601	39,507
Investment in Keurig, Incorporated	-	9,765
Intangibles	40,222	-
Goodwill	74,342	1,446
Other long-term assets	2,924	739

	$214,764	$89,852
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 107	$3,530
Accounts payable	14,417	10,440
Accrued compensation costs	4,924	1,929
Accrued expenses	7,509	4,547
Other short-term liabilities	-	60
Income tax payable	143	717
Total current liabilities	27,100	21,223

Long-term revolving line of credit	100,000	-
Long-term debt	89	5,218
Deferred income taxes	16,951	3,019

Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,716,674 and 8,638,281 shares at July 1, 2006 and September 24, 2005, respectively	873	864
Additional paid-in capital	33,011	29,651
Retained earnings	44,604	37,695
Accumulated other comprehensive (loss)	(118)	(72)
ESOP unallocated shares, at cost - 15,205 shares	(410)	(410)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)
Total stockholders' equity	70,624	60,392

	$214,764	$89,852
	=======	=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)
Unaudited

	Twelve weeks ended
	July 1, 2006	July 2, 2005

Net sales	$ 47,802	$ 37,782
Cost of sales	30,059	24,091
Gross profit	17,743	13,691

Selling and operating expenses	9,218	7,424
General and administrative expenses	3,942	2,412
Operating income	4,583	3,855

Other income (expense)	54	45
Interest expense	(322)	(79)
Income before income taxes	4,315	3,821

Income tax expense	(1,731)	(1,506)
Income before earnings related to investment in Keurig, Incorporated	2,584	2,315
Earnings related to investment in Keurig, Incorporated, net	(629)	(160)
Net income	$ 1,955	$ 2,155
	=====	=====
Basic income per share:
Weighted average shares outstanding	7,517,337	7,169,624
Net income	$ 0.26	$ 0.30

Diluted income per share:
Weighted average shares outstanding	7,912,474	7,671,846
Net income	$ 0.25	$ 0.28

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)
Unaudited
	Forty weeks ended
	July 1, 2006	July 2, 2005

Net sales	$ 158,448	$ 125,132
Cost of sales	101,565	80,675
Gross profit	56,883	44,457

Selling and operating expenses	32,458	24,737
General and administrative expenses	10,732	7,600
Operating income	13,693	12,120

Other income	226	95
Interest expense	(445)	(457)
Income before income taxes	13,474	11,758

Income tax expense	(5,602)	(4,685)
Income before earnings related to investment in Keurig, Incorporated	7,872	7,073
Earnings related to investment in Keurig, Incorporated, net	(963)	(552)
Net income	$ 6,909	$ 6,521
	=====	=====
Basic income per share:
Weighted average shares outstanding	7,493,161	7,130,949
Net income	$ 0.92	$ 0.91

Diluted income per share:
Weighted average shares outstanding	7,900,045	7,587,610
Net income	$ 0.87	$ 0.86

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Unaudited
Twelve weeks ended			Forty weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income	$ 1,955	$ 2,155	$ 6,909	$ 6,521
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	(127)	(99)	54	91
(Gains) losses on derivatives designated as cash flow hedges included in net income	(93)	11	(100)	(49)
Other comprehensive income (loss)	(220)	(88)	(46)	42
Comprehensive income	$ 1,735	$ 2,067	$ 6,863	$ 6,563
	====	====	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC. AND SUBSIDIARIES
Consolidated Statement Of Changes In Stockholders' Equity
For the Period Ended July 1, 2006
(Dollars in thousands)
Unaudited

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount

Balance at September 24, 2005	8,638,281	$ 864	$ 29,651	$ 37,695	$ (72)	(1,157,554)	$(7,336)	(15,205)	$(410)	$ 60,392
Options exercised	64,018	8	530	-	-	-	-	-	-	538
Employee Stock Purchase Plan	14,375	1	416							417
Stock compensation expense	-	-	1,334	-	-	-	-	-	-	1,334
Tax benefit from stock compensation	-	-	1,043	-	-	-	-	-	-	1,043
Deferred compensation	-	-	37	-	-	-	-	-	-	37
Other comprehensive income, net of tax	-	-	-	-	(46)	-	-	-	-	(46)
Net income	-	-	-	6,909	-	-	-	-	-	6,909

Balance at July 1, 2006	8,716,674	$ 873	$ 33,011	$ 44,604	$(118)	(1,157,554)	$(7,336)	(15,205)	$(410)	$ 70,624
	====	===	====	====	===	====	====	===	====	====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
Unaudited
	Forty weeks ended
	July 1, 2006	July 2, 2005

Cash flows from operating activities:
Net income	$ 6,909	$ 6,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,935	4,524
Gain on disposal of fixed assets	(44)	(16)
Provision for doubtful accounts	273	261
Change in fair value in interest rate swap	(58)	(318)
Change in fair value in futures derivatives	173	168
Change in accumulated other comprehensive income	(46)	42
Tax benefit from exercise of non-qualified options	255	1,832
Losses related to investment in Keurig, Incorporated, net	1,648	940
Deferred income taxes	(546)	567
Stock compensation	1,334	101
Deferred compensation	37	13
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(1,109)	(1,210)
Inventories	(1,149)	(2,823)
Income tax payable (receivable)	(574)	(790)
Other current assets	(603)	(546)
Other long-term assets, net	(414)	2
Accounts payable	(730)	2,394
Accrued compensation costs	2,349	319
Accrued expenses	(290)	691
Net cash provided by operating activities	13,350	12,672

Cash flows from investing activities:
Purchase of Keurig, Incorporated, net of cash acquired	(100,908)	-
Capital expenditures for fixed assets	(9,923)	(7,160)
Proceeds from disposals of fixed assets	442	625
Net cash used for investing activities	(110,389)	(6,535)

Cash flows from financing activities:
Net change in revolving line of credit	100,000	-
Deferred financing costs	(1,351)	25
Proceeds from issuance of common stock	955	3,507
Windfall tax benefit	788	-
Proceeds from issuance of debt	-	116
Repayment of long-term debt and capital lease obligations	(8,553)	(8,638)
Net cash used for financing activities	91,839	(4,990)

Net increase in cash and cash equivalents	(5,200)	1,147
Cash and cash equivalents at beginning of period	6,450	4,514
Cash and cash equivalents at end of period	$ 1,250	$ 5,661
	=====	=====
Accounts payable include commitments for fixed asset purchases at the end of period:	$ 443	$ 827

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the forty week period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

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

2. Inventories

        Inventories consisted of the following at:

	July 1, 2006	September 24, 2005
Raw materials and supplies	$ 8,867,000	$ 7,026,000
Finished goods	14,928,000	7,013,000
	$ 23,795,000	$ 14,039,000
	=====	=====

Inventory values above are presented net of $202,000 and $133,000 of obsolescence reserves at July 1, 2006 and September 24, 2005, respectively.

At July 1, 2006, the Company had approximately $33,235,000 in green coffee purchase commitments, of which approximately 65% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.053 per pound and a price of $11.77 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

3. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Twelve weeks ended		Forty weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Numerator - basic and diluted earnings per share : Net income	$ 1,955	$ 2,155	$ 6,909	$ 6,521
Denominator:	====	=====	=====	=====
Basic earnings per share - weighted average shares outstanding	7,517,337	7,169,624	7,493,161	7,130,949
Effect of dilutive securities - stock options	395,137	502,222	406,884	456,661
Diluted earnings per share - weighted average shares outstanding	7,912,474	7,671,846	7,900,045	7,587,610
	====	=====	=====	=====
Basic earnings per share	$ 0.26	$ 0.30	$ 0.92	$ 0.91
Diluted earnings per share	$ 0.25	$ 0.28	$ 0.87	$ 0.86

For the twelve and forty weeks ended July 1, 2006, options to purchase 168,000 and 63,000 shares of common stock were outstanding but were excluded in the computation of diluted earning per share because they were antidilutive.

All options outstanding were included in the computation of diluted earning per share for the twelve weeks ended July 2, 2005. For the forty weeks ended July 2, 2005 options to purchase 15,000 shares were outstanding but were not included in the computation of diluted earning per share because they were antidilutive.

  Derivative Instruments and Hedging Activities

  The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At July 1, 2006, the Company held outstanding futures contracts with a fair market value of $(233,000). At September 24, 2005, the Company held futures contracts with a total fair market value of $(60,000).

  At July 1, 2006, deferred losses on futures contracts designated as cash flow hedges amounted to $288,000 ($168,000 net of taxes). These deferred losses are classified in accumulated other comprehensive income. In the twelve and forty weeks ended July 1, 2006, total gains on futures contracts (gross of tax) included in cost of sales amounted to $98,000 and $111,000, respectively. In the twelve and forty weeks ended July 2, 2005, total (losses) gains on futures contracts included in cost of sales amounted to $(19,000) and $81,000 (gross of tax).

  The Company had entered into an interest rate swap agreement with Bank of America N.A. ("Bank of America") effective June 29, 2004, in order to fix the interest rate on its term loan. The effect of this swap was to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. This swap had a termination date of December 2007. For each of the twelve and forty weeks ended July 1, 2006, the Company received $10,000 and $13,000, respectively, pursuant to the swap agreement, which reduced interest expense. For the twelve and forty weeks ended July 2, 2005, the Company paid $30,000 and $193,000, respectively, in additional interest expense pursuant to the swap agreement.

  On June 9, 2006, in conjunction with the new credit facility (see Note 7), this swap was canceled. Upon cancellation, the Company received $63,000, which reduced interest expense.

  On June 9, 2006, in conjunction with the new credit facility entered into on June 15, 2006, the Company entered into a new swap agreement. The notional amount of the new swap at July 1, 2006 was $69,133,333. The effect of this swap was to limit the interest rate exposure to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap's notional amount will decrease progressively in future periods and terminates on June 15, 2011. The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 1, 2006, the Company estimates it would have received $86,000 (gross of tax), had it terminated the agreement. Green Mountain Coffee designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

  The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

  Merger with Keurig, Incorporated

  On May 2, 2006, Green Mountain Coffee entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Karma Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), Keurig, Incorporated, a Delaware corporation ("Keurig"), and a representative of the security holders of Keurig, pursuant to which Merger Sub will be merged with and into Keurig (the "Merger"). The Merger was consummated on June 15, 2006.

  Through the acquisition of Keurig, Green Mountain Coffee expects to benefit from Keurig's presence in the premium quality single-cup brew market. The acquisition seeks to facilitate continued revenue growth for the Company, supplemented by royalties from the existing installed brewer base. Green Mountain Coffee believes synergies will stem from brand building, geographic market penetration, and other room for growth of Keurig machines in the Company's already established channels of distribution.

  Prior to the merger, the Company owned 33.2% of Keurig on a fully diluted basis. With the completion of the Merger, the Company acquired all the remaining shares of Keurig that it did not already own and Keurig became a wholly owned subsidiary of the Company. Keurig's results from operations have been included in the Company's consolidated financial statements since the date of the Merger.

  Total consideration under the terms of the Agreement amounts to approximately $104.3 million. This consideration includes $99.5 million paid in cash and $4.8 million worth of stock options issued to assume the unvested options of Keurig employees (see Compensation Plans footnote).

  The purchase consideration is subject to a working-capital adjustment to be calculated within 60 days of closing. The Agreement contained customary representations and warranties given by the parties and customary covenants. Under the terms of the Agreement, $20.0 million of the $104.3 million purchase price was placed into escrow at the closing and will be available to satisfy any indemnification claims by the Company under the Agreement for a period of up to 12 months.

  The total net cash disbursement associated with the Merger is estimated at $100.9 million. The disbursement includes $99.5 million of cash consideration paid to the existing shareholders of Keurig (other than the Company) and direct acquisition costs of approximately $2.5 million, net of $1.1 million of cash acquired.

  The preliminary allocation of the purchase price based on fair value is as follows: $6.4 million of inventory and other net current assets, $3.7 million of fixed assets and other net long term assets, $37.8 million of intangible assets and $72.9 million of goodwill, net of $14.4 million of net deferred tax liabilities. This acquisition was recorded in accordance with Financial Accounting Standards No. 141 (FAS 141) " Business Combinations" and No. 142 (FAS 142) "Goodwill and Other Intangibles". Intangible assets recorded in association with this acquisition are being amortized over their estimated useful lives ranging from 7 to 10 years. The allocation of the purchase price includes the balance of the Company's 2002 equity investment in Keurig which amounted to $5.5 million.

  The preliminary purchase price and its preliminary allocation could materially change as a result of changes in the estimates and assumptions used in determining certain acquisition related accruals and in the determination of the fair value of the acquired assets. Any change to these estimates and assumptions in the year following the acquisition would result in an offsetting adjustment to the acquired goodwill.

  The $40.2 million total intangible assets balance at July 1, 2006 includes a $2.6 million balance (gross of deferred tax liability) of identifiable technology intangible assets that were acquired through the investment made in Keurig in 2002. These assets continue to be amortized on a straight-line basis over their useful lives estimated in 2002, which ranged from 7 to 10 years.

  The Company plans to file by August 29, 2006 an amendment to its Form 8-K dated June 15, 2006 to include proforma results from operations for the past two years as though Green Mountain Coffee and Keurig had combined at the beginning of that period.

  Prior to June 15, 2006, the Company accounted for its investment in Keurig under the equity method of accounting. Immediately prior to the Merger, the shares of common stock owned by the Company represented approximately 48.1% of Keurig's outstanding common stock and the total acquired shares (preferred stock and common outstanding shares) represented approximately 41.3% of Keurig's common equivalent shares. As a result of contractual limitations and restrictions agreed to by the Company in 2002, MD Co., which owned approximately 23% of Keurig's capital stock, effectively controlled Keurig.

  In conjunction with its purchase of Keurig's stock in 2002, the Company had issued Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig, Incorporated as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig's stock and the price paid by Green Mountain Coffee when it acquired Keurig stock in 2002. The Merger was not considered a liquidity event, and therefore no payments under these SARs agreements were made upon consummation of the Merger.

  The Company has historically conducted arms-length business transactions with Keurig. Under license agreements with Keurig dated July 22, 2003 and June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $2,456,000 and $9,497,000 for the ten and thirty-eight weeks ended June 15, 2006 (the Keurig merger date), respectively. The Company recorded in cost of sales royalties in the amount of $2,445,000 and $7,930,000 for the twelve and forty weeks ended July 2, 2005, respectively.

  Keurig also purchases coffee products from the Company. For the ten and thirty-eight weeks ended June 15, 2006, the Company sold $1,759,000 and $3,966,000 worth of coffee products to Keurig, respectively. For the twelve and forty weeks ended July 2, 2005, the Company sold $510,000 and $1,379,000 worth of coffee products to Keurig, respectively. In addition, the Company purchases brewer equipment from Keurig. For the ten and thirty-eight weeks ended June 15, 2006, the Company purchased $192,000 and $1,361,000 worth of brewers and associated equipment from Keurig, respectively For the twelve and forty weeks ended July 2, 2005, the Company purchased $440,000 and $1,767,000 worth of brewers and equipment from Keurig, Incorporated, respectively. The Company has eliminated the effect of these intercompany transactions in its consolidated financial statements.

  Prior to June 15, 2006, the earnings related to the Company's equity investment in Keurig were comprised of two components: (1) the Company's equity interest in the earnings of Keurig and (2) changes in the fair value of the Company's investment in Keurig's preferred stock. During the twelve and forty weeks ended July 1, 2006, the losses related to the equity investment in Keurig amounted to ($629,000) and ($963,000). During the twelve and forty weeks ended July 1, 2005, the losses related to the investment in Keurig amounted to $(160,000) and ($552,000).

  Keurig is on a calendar year-end. The Company has included in its income for the forty week period ended July 1, 2006 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2005 through December 31, 2005) and the first two calendar fiscal quarters of Keurig's earnings (January 1, 2006 through June 15, 2006, the merger date). The equity interest in the earnings of Keurig includes the Company's portion of Keurig's earnings for the period relative to the Company's ownership of common stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of preferred stock dividends and redemption rights, as well as depreciation differences between the Company's equity in the fair value of certain fixed assets as compared to Keurig's historical cost basis. For the twelve and forty weeks ended July 1, 2006, the Company's equity interest in the losses of Keurig amounted to ($686,000) and ($3,384,000), respectively. For the twelve and forty weeks ended July 2, 2005, the Company's equity interest in the losses of Keurig amounted to $(160,000) and ($552,000), respectively.

  During the twelve and forty weeks ended July 1, 2006, ($488,000) and ($3,502,000) of the equity interest in Keurig's losses was due to the accretion of preferred stock redemption rights. During the twelve and forty weeks ended July 2, 2005, ($66,000) and ($403,000) of the equity interest in Keurig's losses was due to the accretion of preferred stock redemption rights. The carrying value of Keurig's preferred stock was being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value represents Keurig's estimate of the amount the holders of the preferred shares will receive upon redemption. The redemption value is based upon a valuation of Keurig performed annually and approved by Keurig's Board of Directors. The increase in the accretion of the redemption value of the preferred stock reflects the increase in Keurig's annual valuation which more than doubled at December 31, 2005 from the prior year valuation. The Board of Directors of Keurig reviewed its estimate periodically. The Company carried its investment in Keurig's preferred stock at accreted redemption value, which approximated fair value which the Company believed it could realize upon redemption or in a transaction with an independent third party. During the twelve and forty weeks ended July 1, 2006, $57,000 and $2,421,000 of the earnings related to the investment in Keurig was due to the increase in the fair value of the Company's preferred shares based upon a recent valuation determined by Keurig's Board of Directors. During the forty weeks ended July 2, 2005, there was no material adjustment to the carrying value of the Company's preferred shares. The Company recognized its earnings related to its investment in Keurig net of related tax effects. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable.

  Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:

Income Statement Information for the eight and a half months ended June 15, 2006 Dollars in thousands

Revenues	$ 51,704
Cost of goods sold	$ 25,837
Selling, general, and administrative expenses	$ 24,617
Operating income	$ 1,250
Net income	$ 1,145

Income Statement Information for the Nine Months ended June 30, 2005 Dollars in thousands

Revenues	$ 37,634
Cost of goods sold	$ 19,141
Selling, general, and administrative expenses	$ 18,408
Operating income	$ 85
Net income	$ 265

Financial Position Information as of June 15, 2006 Dollars in thousands

Current assets	$ 16,325
Property, plant and equipment, net	$ 3,374
Other assets	$ 363
Total assets	$ 20,062
Current liabilities	$ 9,387
Redeemable preferred stock	$ 38,799
Shareholders' deficit	$(28,124)

  Segment Reporting

The Company manages its operations through two business segments: Green Mountain Coffee Roasters, Inc. (GMCR) and its wholly owned subsidiary Keurig. GMCR sells whole bean and ground coffee, coffee and tea in K-Cups, Keurig single cup brewers and other accessories mainly in domestic wholesale and retail markets. Keurig sells their single cup brewers, coffee and tea in K-Cups produced by a variety of roasters and related accessories mainly in domestic wholesale and retail markets. The Company evaluates performance primarily based on segment operating income. Administrative functions such as finance and accounting, treasury and information services are decentralized. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one segment by the other the transaction is valued at market price. The costs of GMCR's manufacturing operations is captured within the GMCR segment while the Keurig segment does not have manufacturing facilities and purchases their saleable products from third parties. The Company's property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment.

Twelve weeks ended 7/1/06				Corporate and
in thousands	GMCR	Keurig(1)		Eliminations	Consolidated
Sales to unaffiliated customers	$ 45,843	$ 1,959		$ -	$ 47,802
Intersegment sales	$ 37	$ 550		$ (587)	$ -
Net sales	$ 45,880	$ 2,509		$ (587)	$ 47,802

Income before taxes	$ 4,755	$ (440)		$ -	$ 4,315

Total assets	$ 207,685	$ 21,471		$ (14,392)	$ 214,764

Property additions	$ 1,805	$ 13		$ -	$ 1,818

Interest expense	$ 71	$ 251		$ -	$ 322

Depreciation and amortization	$ 1,843	$ 305	(2)	$ -	$ 2,148

Twelve weeks ended 7/2/05				Corporate and
in thousands	GMCR	Keurig		Eliminations	Consolidated
Sales to unaffiliated customers	$ 37,782	$ -		$ -	$ 37,782
Intersegment sales	$ -	$ -		$ -	$ -
Net sales	$ 37,782	$ -		$ -	$ 37,782

Income before taxes	$ 3,821	$ -		$ -	$ 3,821

Total assets	$ 85,225	$ -		$ -	$ 85,225

Property additions	$ 2,115	$ -		$ -	$ 2,115

Interest expense	$ 79	$ -		$ -	$ 79

Depreciation and amortization	$ 1,382	$ -		$ -	$ 1,382

Forty weeks ended 7/1/06				Corporate and
in thousands	GMCR	Keurig(1)		Eliminations	Consolidated
Sales to unaffiliated customers	$ 156,489	$ 1,959		$ -	$ 158,448
Intersegment sales	$ 37	$ 550		$ (587)	$ -
Net sales	$ 156,526	$ 2,509		$ (587)	$ 158,448

Income before taxes	$ 13,914	$ (440)		$ -	$ 13,474

Total assets	$ 207,685	$ 21,471		$ (14,392)	$ 214,764

Property additions	$ 9,910	$ 13		$ -	$ 9,923

Interest expense	$ 194	$ 251		$ -	$ 445

Depreciation and amortization	$ 5,630	$ 305	(2)	$ -	$ 5,935

Forty weeks ended 7/2/05				Corporate and
in thousands	GMCR	Keurig		Eliminations	Consolidated
Sales to unaffiliated customers	$ 125,132	$ -		$ -	$ 125,132
Intersegment sales	$ -	$ -		$ -	$ -
Net sales	$ 125,132	$ -		$ -	$ 125,132

Income before taxes	$ 11,758	$ -		$ -	$ 11,758

Total assets	$ 85,225	$ -		$ -	$ 85,225

Property additions	$ 7,160	$ -		$ -	$ 7,160

Interest expense	$ 457	$ -		$ -	$ 457

Depreciation and amortization	$ 4,524	$ -		$ -	$ 4,524
  The amounts presented for Keurig, Inc. are for the period from the acquisition date of June 15, 2006 until July 1, 2006.
  Included in the Q3 2006 depreciation and amortization expense for Keurig is a non-cash charge of $199,000 for the amortization of the identifiable intangibles related to the purchase of Keurig, and a $53,000 non-cash charge for the amortization of the step up to fair value of the Keurig inventory.

  Credit Facility

  On June 15, 2006, the Company entered into a new Revolving Credit Agreement (the "Credit Facility") with Bank of America, N.A. and other lenders. This facility was utilized to finance the Keurig Merger and associated transaction expenses, as well as to refinance the Company's existing outstanding indebtedness.

  The new credit facility provides for a revolving line of credit in the amount of $125 million and expires on June 15, 2011. At July 1, 2006, $100 million was outstanding under the facility. The credit facility is secured by all the assets of the Company. The terms of the credit agreement also restrict certain transactions without prior bank approval.

  The facility is subject to the following financial covenants: a minimum adjusted EBITDA covenant, a funded Debt to Adjusted EBITDA covenant, a Fixed Charge coverage ratio covenant and a capital expenditures covenant. The Company will be subject to these financial covenants in the fourth fiscal quarter of 2006 and in future periods.

  The Borrowings under the Credit Facility bear interest at prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Interest on LIBOR loans is paid in arrears on the maturity date of such loans. The variable portion of the Credit Facility accrues interest daily and is paid quarterly, in arrears.

  The Company paid a $1,250,000 arrangement fee to Bank of America at the closing of the Merger.

  Compensation Plans

Stock Option Plans

Prior to the establishment on September 21, 1993 of the Company's first employee Stock Option Plan (the "1993 Plan"), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company's common stock. All options outstanding under these individual agreements are fully vested and expire on April 15, 2008. At July 1, 2006 and September 24, 2005, 29,757 and 43,440 options were outstanding under these individual agreements, respectively.

The 1993 Plan provides for the granting of both incentive and non-qualified stock options. Effective July 26, 1996, the total number of shares of authorized common stock made available under the 1993 Plan was increased to 550,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. There were no options available under the 1993 Plan on July 1, 2006 or September 24, 2005 as this Plan expired on September 21, 2003, ten years after inception.

On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the "1999 Plan"). Under this plan, 500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At July 1, 2006 and September 24, 2005, options for 11,434 shares of common stock were available for grant under the plan.

On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At July 1, 2006 and September 24, 2005, options for 31,276 and 33,856 shares of common stock were available for grant under the plan, respectively.

On March 16, 2006, shareholders of the Company approved the Company's 2006 Incentive Plan (the "2006 Plan"). A total of 300,000 shares of stock may be issued under the 2006 Plan, although awards other than stock options are limited to a total of 60,000 over the life of the 2006 Plan. At July 1, 2006, 147,650 shares of common stock were available for grant under the 2006 Plan.

On June 15, 2006, the Company completed its acquisition of Keurig, Incorporated. In connection with this acquisition, the Company assumed the existing outstanding option awards of the Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (the "1995 Plan") and the Keurig, Incorporated 2005 Stock Option Plan (the "2005 Plan"). At July 1, 2006, options for 102,734 shares of common stock were outstanding under 1995 Plan and options for 110,413 shares of common stock were outstanding under the 2005 Plan. At July 1, 2006, there were no shares available for grant under either plan. Also in connection with the acquisition, the Company made an inducement grant on June 15, 2006 to Mr. Nicholas Lazaris of a non-qualified stock option to purchase 50,000 shares of the Company's common stock.

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

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 5% for the grants issued during the forty weeks ended July 1, 2006. The weighted-average fair values of options granted during the twelve and forty weeks ended July 1, 2006 was $22.77 and $22.42, respectively.

The grant-date fair value of employees' purchase rights under the Company's Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to 6 months; a volatility of 33%; no dividend yield; and a risk-free interest rate equal to 3.8% for the purchase rights granted during the forty weeks ended July 1, 2006. The weighted-average fair values of purchase rights granted during the forty weeks ended July 1, 2006 was $8.52.

For the twelve and forty weeks ended July 1, 2006, income before income taxes was reduced by a stock compensation expense of $555,000 and $1,334,000 (gross of tax) due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $447,000 and $1,084,000 for the twelve and forty weeks ended July 1, 2006. The reduction in basic EPS was $0.05 and $0.14, for the twelve and forty weeks ended July 1, 2006, respectively. The reduction in diluted EPS was $0.06 and $0.14, for the twelve and forty weeks ended July 1, 2006, respectively. For the forty weeks ended July 1, 2006, cash flows from financing activities were increased (and cash flow from operations were correspondingly decreased) by $788,000 as a result of the adoption of FAS123(R).

The Company is using the modified prospective application ("MPA") transition method, without restatement of prior interim periods in the year of adoption. Prior to the adoption of FAS123(R) in fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense was recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant. Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company's net income and net income per share for the twelve and forty weeks ended July 2, 2005 would have decreased to the pro forma amounts indicated below:

		Twelve weeks ended	Forty weeks ended
		July 2, 2005

Net income:	As reported	$2,155	$6,521
	Pro forma	$1,963	$5,792
Basic net	As reported	0.30	0.91
income per share:	Pro forma	0.27	0.81
Diluted net	As reported	0.28	0.86
income per share:	Pro forma	0.26	0.76

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years; an average volatility of 42%; no dividend yield; and a risk-free interest rate averaging 4.0% for the grants issued during the forty weeks ended July 2, 2005. The weighted-average fair value of options granted during the forty weeks ended July 2, 2005 is $10.96.

Option activity for all of the Company's stock option plans is summarized as follows:

	Number of Shares	Option Price	Average Exercise Price

Outstanding at September 24, 2005	854,414	2.19 - 38.17	14.51

Granted	422,297	8.71 - 40.05	27.21
Exercised	(64,018)	2.19 - 26.83	13.97
Cancelled	(4,380)	12.89 - 39.72	20.84
Outstanding at July 1, 2006	1,208,313	2.19 - 40.05	19.29
	=========

Exercisable at July 1, 2006	561,265	$2.19 - 26.83	$ 12.18

The following table summarizes information about stock options outstanding at July 1, 2006:

Range of exercise price	Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at July 1, 2006

$ 2.19 - 7.84	207,480	2.16	$ 3.63	$ 7,582,000
8.71 - 13.06	205,944	5.87	9.37	6,343,000
13.07 - 19.54	192,729	6.14	16.82	4,500,000
19.76 - 23.05	214,592	4.94	20.43	4,237,000
23.56 - 36.91	181,717	8.47	27.33	2,334,000
37.00 - 40.05	205,950	9.80	38.99	242,000
	1,208,412			$ 25,238,000
	=========			=========

The following table summarizes information about stock options exercisable at July 1, 2006:

Range of exercise price	Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at July 1, 2006

$ 2.19 - 7.84	207,480	2.16	$ 3.63	$ 7,582,000
8.71 - 13.06	99,304	4.44	9.59	3,037,000
13.07 - 19.54	116,389	4.85	18.28	2,547,000
19.76 - 23.05	94,742	4.44	20.48	1,865,000
23.56 - 36.91	43,350	6.65	24.56	677,000
37.00 - 40.05	-	-	-	-
	561,265			$ 15,708,000
	=========			=========

Total unrecognized share-based compensation costs related to non-vested stock options was approximately $10.4 million as of July 1, 2006 which related to approximately 647,000 shares with a per share weighted value of $16.14. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2 years. The intrinsic value of options exercised during the forty weeks ended July 1, 2006 was approximately $2,075,000. The Company's policy is to issue new shares upon exercise of stock options.

Employee Stock Purchase Plan

On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock were reserved for issuance under the plan. On March 25, 2004, the Company's stockholders approved an amendment of this plan to increase the shares available from 300,000 to 600,000 shares. There are two six-month withholding periods in each fiscal year. At July 1, 2006 and September 24, 2005, options for 253,699 and 268,074 shares of common stock were available for grant under the plan, respectively.

The fair value of the employees' purchase rights under the Company's Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the forty weeks ended July 2, 2005: an expected life of six months; expected volatility of 41%; and an average risk-free interest rate of 3.1%. The weighted average fair value of those purchase rights granted were $9.37 for the forty weeks ended July 2, 2005.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the forty week periods ended July 1, 2006 and July 2, 2005, the Company recorded compensation costs of $154,000 and $231,000, to accrue for anticipated stock distributions under the ESOP, respectively. On July 1, 2006, the ESOP held 15,205 unearned shares at an average cost of $27.10.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's Board of Directors are eligible to participate in the plan. In the forty week periods ended July 1, 2006 and July 2, 2005, $37,000 and $13,000 of compensation expense has been recorded under this plan, respectively.

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

  The Company expects that its fiscal 2006 tax rate, including benefit from the tax credit and excluding the impact of FAS123R stock compensation tax accounting in the fourth quarter, will be approximately 41.1%.

  Fixed assets

  Fixed assets consist of the following:
	Useful Life in Years	July 1, 2006	September 24, 2005

Production equipment	2 - 15	$ 37,446,000	$ 28,169,000
Equipment on loan to wholesale customers	2 - 6	12,233,000	11,263,000
Computer equipment and software	2 - 5	14,711,000	11,241,000
Building	30	5,455,000	5,455,000
Furniture and fixtures	2 - 10	3,577,000	3,214,000
Vehicles	4 - 5	915,000	898,000
Leasehold improvements	2 - 11 or remaining life of the lease, whichever is less	2,326,000	1,861,000
Construction-in-progress		2,848,000	1,684,000

Total fixed assets		79,511,000	63,785,000

Accumulated depreciation		(33,910,000)	(24,278,000)

		$ 45,601,000	$ 39,507,000
		==========	==========

  Total depreciation expense relating to all fixed assets was $2,042,000 and $5,935,000 for the twelve and forty weeks ended July 1, 2006, respectively. Total depreciation expense relating to all fixed assets was $1,382,000 and $4,524,000 for the twelve and forty weeks ended July 2, 2005, respectively.

  At July 1, 2006, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $2,848,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment. All assets in construction in progress are expected to be ready for production use in the next twelve months.

  In the twelve and forty weeks ended July 1, 2006, the Company capitalized $18,000 and $115,000 of interest expense, respectively. In the twelve and forty weeks ended July 2, 2005, the Company capitalized $35,000 and $163,000 of interest expense, respectively.

  Related party transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the twelve and forty weeks ended July 1, 2006, Heritage Flight billed the Company $27,000 and $95,000, respectively, for travel services to various employees of the Company. During the twelve and forty weeks ended July 2, 2005, Heritage Flight billed the Company the amount of $47,000 and $102,000, respectively, for travel services to various employees of the Company.

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

On June 15, 2006, Green Mountain Coffee purchased the remaining interest in Keurig, Incorporated ("Keurig") which it did not already own, and Keurig became a wholly-owned subsidiary of Green Mountain Coffee. Keurig provides specialty coffee in office, home and food service settings through its patented Keurig premium coffee system that includes Brewing Machines, K-CupsTM, and packaging technology. Featuring a wide variety of branded coffees from its gourmet coffee roasting and tea partners, the Keurig system is designed to provide coffee and tea by the cup.

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

Results of Operations

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Twelve weeks ended		Forty weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9%	63.8%	64.1%	64.5%
Gross profit	37.1%	36.2%	35.9%	35.5%

Selling and operating expenses	19.3%	19.6%	20.5%	19.8%
General and administrative expenses	8.2%	6.4%	6.8%	6.0%
Operating income	9.6%	10.2%	8.6%	9.7%

Other income (expense)	0.1%	0.1%	0.1%	0.0%
Interest expense	(0.7)%	(0.2)%	(0.2)%	(0.3)%
Income before taxes	9.0%	10.1%	8.5%	9.4%

Income tax expense	(3.6)%	(4.0)%	(3.5)%	(3.8)%
Income before earnings related to investment in Keurig, Incorporated, net	5.4%	6.1%	5.0%	5.6%
Earnings related to investment in Keurig, Incorporated, net	(1.3)%	(0.4)%	(0.6)%	(0.4)%
Net income	4.1%	5.7%	4.4%	5.2%
	====	====	====	====

The following tables present data of the Company regarding its coffee pounds shipments among its various channels and by geographic regions. These tables do not include coffee pounds shipped by Keurig:

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Coffee Pounds Shipped by Sales Channel
(Pounds in Thousands)

Channel	Q3 12 wks. ended 7/1/06	Q3 12 wks. ended 7/2/05	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3YTD 40 wks. ended 7/1/06	Q3YTD 40 wks. ended 7/2/05	Q3YTD Y/Y lb. Increase	Q3YTD % Y/Y lb. Increase
Supermarkets	1,310	1,227	83	6.8%	4,906	4,460	446	10.0%
Convenience Stores	1,279	1,255	24	1.9%	4,247	4,099	148	3.6%
Office Coffee Service Distributors	1,445	1,172	273	23.3%	4,846	3,857	989	25.6%
Food Service	1,181	720	461	64.0%	3,599	2,379	1,220	51.3%
Consumer Direct	221	160	61	38.1%	724	533	191	35.8%
Totals	5,436	4,534	902	19.9%	18,322	15,328	2,994	19.5%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note: The pounds shipped number in the Consumer Direct channel, includes shipments made to Keurig for sales to the retail channel.

Coffee Pounds Shipped by Geographic Region
(Pounds in Thousands)
Region	Q3 12 wks. ended 7/1/06	Q3 12 wks. ended 7/2/05	Q3 Y/Y lb. Increase	Q3 % Y/Y lb. Increase	Q3YTD 40 wks. ended 7/1/06	Q3YTD 40 wks. ended 7/2/05	Q3YTD Y/Y lb. Increase	Q3YTD % Y/Y lb. Increase
New England	2,517	1,918	599	31.2%	8,296	6,374	1,922	30.2%
Mid-Atlantic	1,499	1,345	154	11.5%	5,069	4,589	480	10.4%
South	868	717	151	21.1%	2,886	2,559	327	12.8%
Midwest	260	258	2	0.8%	959	810	149	18.4%
West	253	254	(1)	-0.4%	982	869	113	13.0%
International	39	42	(3)	-7.1%	130	127	3	2.4%
Totals	5,436	4,534	902	19.9%	18,322	15,328	2,994	19.5%

Note: Certain prior year regional classifications were reclassified to conform to current year classifications.

Twelve weeks ended July 1, 2006 versus twelve weeks ended July 2, 2005

Net sales increased by $10,020,000, or 26.5%, to $47,802,000 for the twelve weeks ended July 1, 2006 (the "2006 period"), as compared to the twelve weeks ended July 2, 2005 (the "2005 period"). Coffee pounds shipped increased by approximately 902,000 pounds, or 19.9%, to approximately 5,436,000 pounds in the 2006 period. Included in Green Mountain Coffee's fiscal third quarter 2006 net sales is approximately $1.9 million of Keurig, Incorporated's (Keurig) net sales representing two weeks of sales after the closing of the acquisition on June 15, 2006. Another difference between the dollar sales and pounds shipped growth rates is due to higher sales of Keurig® K-Cups® which carry a higher sales price per pound than our other products, as well as sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data.

Office Coffee Service ("OCS") coffee pounds shipped were up 273,000 pounds or 23.3% over the 2005 period. The high growth in this channel was due primarily to strong K-Cup® sales driven by increased sales to existing customers, continued penetration of the Keurig® single cup brewing system in small offices, the introduction of new partner K-Cups, and the continued success of teas in K-Cups.

The consumer direct channel grew 73% in dollar sales and 38.1% in pounds shipped. The majority of this growth is related to the sales of Keurig Single-Cup Brewers for the home and the associated K-Cups as well as sales to Keurig for their Keurig Single-Cup brewer sales to the developing retail channel.

The food service channel was the largest channel contributor to our coffee pounds growth, representing 51% of coffee pounds growth for the quarter. The 64% increase over the prior year is a result of the November 1st rollout to over 650 McDonald's restaurants in New England and New York where we are selling two varieties of Newman's Own® Organics Fair Trade Certified™ coffee.

The supermarket channel increased its pounds shipped by 83,000 pounds, or 6.8%, over the 2005 period with strong growth from new customer acquisitions such as Sam's Club and Target and solid growth from existing customers.

In the convenience store channel, coffee pounds shipped increased its pounds shipped by 24,000 pounds , or 1.9%, over the 2005 period.

We experienced a 60% overall gain in shipments of Fair Trade Certified and organic coffees compared to the 2005 period, including shipments of co-branded Newman's Own® Organic coffees. This growth benefited all sales channels with the major growth driver being the new McDonald's business.

Gross profit increased by $4,052,000, or 29.5%, to $17,743,000 for the 2006 period. As a percentage of net sales, gross profit increased 0.9% to 37.1% for the 2006 period. This increase is primarily attributable to the inclusion of Keurig's financial results after the closing of the acquisition on June 15, 2006. Keurig contributed approximately $1,192,000 or 8.7% of the gross profit dollar growth in Q3 2006 over the 2005 period. Gross profit also includes a $106,000 non-cash charge for stock option compensation. The non-cash charge for stock option compensation results from the adoption of FAS123(R) at the beginning of fiscal year 2006.

Selling, general and administrative (S,G&A) expenses increased by $3,324,000, or 33.7%, to $13,160,000 for the 2006 period. As a percentage of sales, S,G&A expenses increased 1.5 percentage points to 27.5%. Included in Green Mountain Coffee's fiscal third quarter 2006 S,G&A expenses is approximately $1,381,000 of Keurig's S,G&A expenses representing two weeks of activity after the closing of the acquisition on June 15, 2006. The inclusion of Keurig's S,G&A expenses accounts for approximately 14% of the total increase in S,G&A expenses in Q3 2006 compared to the 2005 period. The S,G&A increase was primarily due to marketing and sales investments to support new customer acquisitions that are intended to produce beneficial outcomes later this year and into the future. In addition, S,G&A in the 2006 period includes a $449,000 non-cash charge for stock option compensation and a $199,000 non-cash charge for the amortization expense related to the post acquisition identifiable intangible assets.

As a result of the foregoing, operating income increased by $728,000, or 18.8%, to $4,583,000 for the 2006 period.

Interest expense increased by $243,000 to $322,000 for the 2006 period. This increase is due to additional interest expense associated with the acquisition of Keurig. The interest expense associated with the acquisition accounted for an increase in the Company's total interest expense of approximately $300,000 in the 2006 period. In the 2006 period and the 2005 period, we capitalized $18,000 and $35,000 respectively, of interest expense associated with investments in production equipment currently classified as construction in progress.

Income tax expense increased $225,000, or 14.9%, to $1,731,000 for the 2006 period. The effective tax rate for the 2006 period was 40.2%, up from 39.4% in the 2005 period primarily related to the impact of the new stock option expense accounting implemented in the first quarter of 2006.

We used the equity method of accounting for our investment in Keurig prior to our merger with Keurig on June 15, 2006. The net earnings related to our investment in Keurig in the 2006 period was a loss of $629,000 or $0.08 per diluted share. This loss includes our equity interest in the earnings of Keurig amounting to a loss of $686,000 and a $57,000 increase in the fair value of our preferred shares based on a recent valuation determined by the Keurig Board of Directors (see Note 5 to our Consolidated Financial Statements). The equity interest in the earnings of Keurig includes a $488,000 or $0.06 per diluted share charge due to the accretion of preferred stock redemption rights. In the 2005 period, the net earnings related to our investment in Keurig was a net loss of $160,000, or $0.02 per share, including $66,000, or $0.01 per diluted share, related to an accretion adjustment for the estimated redemption value of the preferred stock of Keurig. There was no material adjustment in the carrying value of our preferred shares in the twelve weeks ended July 2, 2005. The redemption value of the preferred stock of Keurig was based on a valuation of Keurig that was performed annually by Keurig and approved by its Board of Directors. Up to the merger date of June 15, 2006, the carrying value of Keurig's preferred stock was being accreted to the redemption value ratably through the earliest optional redemption date of February 4, 2007. This redemption value was calculated based on Keurig's estimate of the amount the holders of the preferred shares would receive upon liquidation, as approved by Keurig's Board of Directors. Up to June 15, 2006, we carried our investment in Keurig's preferred stock at accreted redemption value, which approximated fair value which we believe we could have realized upon redemption or in a transaction with an independent third party. Prior to June 15, 2006, we recognized our earnings related to its Keurig investment net of related tax effects.

Net income decreased by $200,000 or 9.2%, to $1,955,000 in the 2006 period. Earnings per diluted share were $0.25 in the 2006 period as compared to $0.28 in the 2005 period. Included in net income are non-cash charges for amortization expense related to the identifiable intangibles, inventory step up adjustments and the impact of the adoption of FAS123(R). These charges reduced earnings per diluted share by $0.07.

Forty weeks ended July 1, 2006 versus forty weeks ended July 2, 2005

Net sales increased by $33,316,000, or 26.6%, to $158,448,000 for the forty weeks ended July 1, 2006 (the "2006 YTD period"), as compared to the forty weeks ended July 2, 2005 (the "2005 YTD period"). Coffee pounds shipped increased by approximately 2,994,000 pounds, or 19.5%, to approximately 18,322,000 pounds in the 2006 YTD period. Included in Green Mountain Coffee's fiscal third quarter 2006 net sales is approximately $1.9 million of Keurig net sales representing two weeks of sales after the closing of the Keurig acquisition on June 15, 2006. The inclusion of Keurig's net sales accounts for approximately 1.5% of the growth in 2006 net sales over the 2005 period. The difference between the dollar sales and pounds shipped growth rates also reflects our price increases in the second quarter of fiscal 2005 and higher sales of Keurig® K-Cups® which carry a higher sales price per pound than our other products, as well as sales of Celestial Seasonings® Teas in K-Cups, which are not included in the coffee pounds shipped data. The largest factor in the net sales increase was the growth of the single brew K-Cup business both in the OCS and food service channels.

OCS coffee pounds shipped were up 989,000 pounds or 25.6% over the same period last year. The high growth in this channel was due primarily to strong K-Cup® sales driven by increased sales to existing customers, continued penetration of the Keurig® system in small offices, the introduction of new partner K-Cups, and the continued success of teas in K-Cups.

The consumer direct channel grew approximately 60% in dollar net sales with the majority of the growth related to the sales of Keurig Single-Cup Brewers for the home and the associated K-Cups as well as sales to Keurig for their Keurig Single-Cup brewer sales to the developing retail channel.

The pounds increase was strongest in the food service channel which increased 1,220,000 pounds, or 51.3% over the 2005 YTD period, primarily due to the November 1st roll-out to over 650 McDonald's restaurants in New England and New York where we are selling two varieties of Newman's Own® Organics Fair Trade Certified™ coffee.

The supermarket channel increased its pounds shipped by 446,000 pounds, or 10%, over the 2005 YTD period due to increased sales to existing customers and to new customer acquisitions including Sam's Club and Target stores. Growth in the supermarket channel is being driven primarily by increasing demand for our Fair Trade Certified™ and organic coffees.

The convenience store channel increased pounds shipped by 148,000 pounds, or 3.6%, over the 2005 YTD period due mainly to increased sales related to inventory replenishment, which varies quarter to quarter, to McLane Company, Inc. ("McLane"), the distributor for ExxonMobil Corporation convenience stores.

Gross profit increased by $12,426,000, or 27.9%, to $56,883,000 for the 2006 YTD period. As a percentage of net sales, gross profit increased 0.4 percentage points to 35.9% for the 2006 YTD period. Included in Green Mountain Coffee Roasters's 2006 YTD period gross profit is approximately $1,192,000 of Keurig's gross profit representing two weeks of activity after the closing of the acquisition on June 15, 2006. The inclusion of Keurig's gross profit accounts for approximately 2.6% of the growth in 2006 YTD period gross profit over the 2005 YTD period. Gross profit also includes a $217,000 non-cash charge for stock option compensation. The non-cash charge for stock option compensation results from the adoption of FAS123(R) at the beginning of the fiscal year.

Selling, general and administrative (S,G&A) expenses increased by $10,853,000, or 33.5%, to $43,190,000 for the 2006 YTD period. As a percentage of sales, S,G&A expenses increased 1.4 percentage points to 27.2%. Included in the S,G&A expenses is approximately $1,381,000 of S,G&A costs due to the inclusion of Keurig's financial results after the closing of the acquisition on June 15, 2006. Keurig accounts for 4.2% of the 2006 YTD period's S, G&A increase over the 2005 YTD period. The increase in the S,G&A expenses is primarily due to marketing investments to support new customer acquisition and growth. These marketing investments include expansion of consumer direct acquisition programs, marketing support of the launch of McDonald's relationship in the Northeast and implementation of customer relationship management software. In addition, S,G&A in the 2006 YTD period includes a $1,117,000 non-cash charge for stock option compensation and a $199,000 non-cash charge for the amortization expense related to the post acquisition identifiable intangible assets as a result of the Keurig acquisition.

As a result of the foregoing, operating income increased by $1,573,000, or 12.9%, to $13,693,000 for the 2006 YTD period.

Interest expense decreased by $12,000 to $445,000 for the 2006 YTD period. This decrease is due mainly to lower debt balances as a result of our $5,000,000 pay down of our term loan in fiscal 2005 and normal quarterly loan payments. This is offset by interest expense associated with the acquisition of Keurig which accounted for an increase in the Company's total interest expense of approximately $300,000 in the 2006 YTD period. In the 2006 YTD period and the 2005 YTD period, we capitalized $115,000 and $163,000 respectively, of interest expense associated with investments in production equipment currently classified as construction in progress. This decrease was due mainly to a higher construction-in-progress balance in the 2005 YTD period due to the distribution center construction project in Waterbury, Vermont, which was completed in fiscal 2005.

Income tax expense increased $917,000, or 19.5%, to $5,602,000 for the 2006 YTD period. The effective tax rate for the 2006 YTD period was 41.5%, up from 39.8% in the 2005 YTD period primarily related to the impact of the new stock option expense accounting implemented in the first quarter of 2006.

The net earnings related to our equity investment in Keurig in the 2006 YTD period was a loss of $963,000 or $0.12 per diluted share. This loss includes our equity interest in the earnings of Keurig amounting to a loss of $3,384,000 and an increase in the valuation of our preferred shares of $2,421,000. In the 2005 YTD period, the net earnings related to our investment in Keurig was a net loss of $552,000, or $0.07 per diluted share. Through the merger date of June 15, 2006, the redemption value of Keurig's preferred stock was calculated based on Keurig's estimate of the amount the holders of the preferred shares would have received upon liquidation, as approved by Keurig's Board of Directors. During the 2006 YTD period, ($3,502,000) of our equity interest in the earnings of Keurig was due to the accretion of preferred stock redemption rights. Both the increase in the valuation of our preferred shares and the accretion of preferred stock redemption rights reflect the most recent valuation determined by Keurig's Board of Directors. During the 2005 YTD period, ($403,000) of the earnings related to the Keurig investment was due to the accretion of preferred stock redemption rights and there was no material adjustment in the carrying value of our preferred shares.

Net income increased by $388,000, or 5.9%, to $6,909,000 in the 2006 YTD period. Earnings per diluted share were $0.87 in the 2006 YTD period as compared to $0.86 in the 2005 YTD period. Included in net income are non-cash charges for amortization expense related to the identifiable intangibles, inventory step up adjustments and the impact of the adoption of FAS123(R). These charges reduced earnings per diluted share by $0.16.

Liquidity and Capital Resources

Working capital was $24,575,000 at July 1, 2006, up 43.1% from $17,172,000 at September 24, 2005. The primary cause for the increase is the merger with Keurig and the addition of Keurig's working capital.

Net cash provided by operating activities increased by $678,000 to $13,350,000 in the 2006 YTD period. Cash flows from operations were used to fund capital expenditures and repay long-term debt in the 2006 YTD period.

During the 2006 YTD period, we had capital expenditures of $9,923,000, including $5,385,000 for production and packaging equipment, $1,775,000 for computer equipment and software, $1,759,000 for loaner equipment, and $1,004,000 for leasehold improvements, fixtures and vehicles.

During the 2005 YTD period, Green Mountain had capital expenditures of $7,160,000, including $4,456,000 for building, equipment and fixtures, $1,669,000 for loaner equipment, $919,000 for computer equipment and software, and $116,000 for vehicles.

On July 1, 2006, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $2,848,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment. All assets in construction in progress are expected to be ready for production use in the next twelve months.

We expect to spend $12,000,000 to $14,000,000 in capital expenditures in fiscal 2006, primarily for production and packaging equipment. Such capital expenditures are anticipated to be funded from operating cash flows.

In the 2006 YTD period, cash flows from financing activities included $955,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, down from $3,507,000 in the 2005 YTD period. In addition, cash flows from operating and financing activities included a $1,060,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, down from $1,832,000 in the 2005 YTD period. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these exercises or disqualifying dispositions.

On May 2, 2006, Green Mountain Coffee entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Karma Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), Keurig, Incorporated, a Delaware corporation ("Keurig"), and a representative of the security holders of Keurig, pursuant to which Merger Sub was merged with and into Keurig (the "Merger"). The merger closed on June 15, 2006 and Keurig became a wholly owned subsidiary on that date.

Under the terms of the Merger Agreement, we paid to existing shareholders of Keurig (other than the Company and its affiliates) total consideration of approximately $104.3 million. This consideration includes $99.5 million paid in cash and $4.8 million worth of stock options issued to assume the unvested options of Keurig employees.

Total consideration is subject to a working-capital adjustment to be calculated within 60 days of closing. The Agreement contains customary representations and warranties given by the parties and customary covenants. Under the terms of the Agreement, $20.0 million of the $104.3 million purchase price was placed into escrow at the closing and will be available to satisfy any indemnification claims by the Company under the Agreement for a period of up to 12 months.

The total net cash disbursement associated with the Merger is estimated at $100.9 million. The disbursement includes $99.5 million of cash consideration paid to the existing shareholders of Keurig (other than the Company) and direct acquisition costs of approximately $2.5 million, net of $1.1 million of cash acquired.

On June 15, 2006, we entered into a new Revolving Credit Agreement (the "Credit Facility") with Bank of America, N.A. and other lenders. This facility was utilized to finance the Keurig merger and associated transaction expenses, as well as to refinance the Company's existing outstanding indebtedness. The new credit facility provides for a revolving line of credit in the amount of $125 million and expires on June 15, 2011. At July 1, 2006, $100 million was outstanding under the facility. The credit facility is secured by all the assets of the Company. The terms of the credit agreement also restrict certain transactions without prior bank approval. We paid a $1,250,000 arrangement fee to Bank of America at the closing of the merger.

The facility is subject to financials covenants: a minimum adjusted EBITDA covenant, a funded Debt to Adjusted EBITDA covenant, a Fixed Charge coverage ratio covenant and a capital expenditures covenant. We will be subject to these financial covenants in the fourth fiscal quarter of 2006 and in future periods.

The interest paid on the credit facility varies with prime, LIBOR and Banker's Acceptance rates, plus a margin based on a performance price structure. Interest on LIBOR loans is paid in arrears on the maturity date of such loans. The variable portion of the Credit Facility accrues daily and is paid quarterly, in arrears.

On June 9, 2006, in conjunction with the new credit facility entered into on June 15, 2006, we entered into a new swap agreement. The notional amount of the new swap at July 1, 2006 was $69,133,333. The effect of this swap was to limit the interest rate exposure to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap's notional amount will decrease progressively in future periods and terminates on June 15, 2011. The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 1, 2006, we estimate we would have received $86,000 (gross of tax), had we terminated the agreement. Green Mountain Coffee designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

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

A summary of the Company's cash requirements related to its outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Commitments	Green Coffee Purchase Commitments	Total
2006, remaining	$29,000	$551,000	$17,117,000	$17,697,000
2007	99,000	1,512,000	15,883,000	17,494,000
2008	49,000	1,346,000	118,000	1,513,000
2009	18,000	1,194,000	117,000	1,329,000
2010	1,000	1,071,000	-	1,072,000
2011	100,000,000	5,626,000	-	$105,626,000
Total	$ 100,196,000	$11,300,000	$33,235,000	$144,731,000

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

Expected maturity date	2006, remaining	2007	2008	2009	2010	2011	Total
Long-term debt:
Variable rate (in thousands)	-	-	-	-	-	$30,867	$30,867
Average interest rate	-	-	-	-	-	7.14%	7.14%
Fixed rate (in thousands)	$29	$99	$49	$18	$1	$69,133	$69,329
Average interest rate	1.61%	1.90%	3.55%	4.72%	4.72%	7.19%	7.18%

At July 1, 2006 we had debt in the amount of $30,867,000 subject to variable interest rates. An increase of 1% in interest rates would result in an annual increase of $308,000 in our interest expense.

We entered into an amortizing interest rate swap agreement in June 2006, in order to fix the interest rate on a portion of our line of credit. The effect of this swap is to limit the interest rate exposure to a fixed rate of 5.44% versus the 30-day LIBOR. We are exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated. The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At July 1, 2006 we estimate that we would have received $86,000 (gross of tax) if we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

In the fiscal 2006 YTD period, we received $13,000 pursuant to swap agreements, which reduced interest expense. In the fiscal 2005 YTD period, we paid $193,000 in additional interest expense pursuant to a swap agreement.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts two to six months prior to delivery, so that we can adjust our sales prices to the market. In addition, we maintain an on-hand inventory of approximately 1.5 to 2 months' worth of green coffee requirements. At July 1, 2006, the Company had approximately $33,235,000 in green coffee purchase commitments, of which approximately 65% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At July 1, 2006, we held outstanding futures contracts covering 2,963,000 pounds of coffee with a fair market value of $(233,000), gross of tax. The average settlement price used to calculate the fair value of the contracts outstanding was $1.05. If the settlement price drops on average by 10%, the loss incurred will be approximately $311,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during the remainder of fiscal 2006 and fiscal 2007.

Item 4. Controls and Procedures

As of July 1, 2006, Green Mountain Coffee's management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Green Mountain Coffee's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

In addition, Green Mountain Coffee's management with the participation of its Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company considers the acquisition of Keurig, Incorporated material to the results of its operations, financial position and cash flows from the date of acquisition through July 1, 2006 and considers the internal controls and procedures of Keurig to be reasonably likely to materially affect the Company's internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2005 Form 10-K, as supplemented by our Form 10-Q for the twelve weeks ended April 8, 2006.

Item 6. Exhibits

(a) Exhibits:

4.1 Revolving Credit Agreement dated as of June 15, 2006 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries,   Bank of America, N.A., Banc of America Securities LLC and TD Banknorth, N.A.

                    10.1 Employment Agreement dated May 2, 2006 by and between Keurig, Incorporated and Nicholas Lazaris
10.2 Amendment No. 1 dated June 15, 2006 to Merger Agreement dated May 2, 2006 between Green Mountain    Coffee Roasters, Inc., Karma Merger Sub Inc., Keurig, Incorporated and a representative of the security holders of Keurig, Incorporated.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Date:	8/10/2006	By: /s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date:	8/10/2006	By /s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer