Form 10-K
period 2006-09-30
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2006-12-14
CIK 909954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Registrant’s telephone number, including area code: (802) 244-5621

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐                     Accelerated Filer  ☒                     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 8, 2006 was approximately $190,000,000 based upon the closing price of such stock on that date. As of November 29, 2006, 7,663,929 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Annual Report on Form 10-K

PART I

Item 1.	Business

Overview

Green Mountain Coffee Roasters, Inc. (together with its subsidiary, the “Company” or “Green Mountain Coffee”) is a leader in the specialty coffee industry. We sell over 100 coffee selections through a coordinated multi-channel distribution network in our wholesale and consumer direct operations. This distribution network is designed to maximize brand recognition and product availability.

The majority of Green Mountain Coffee’s revenue is derived from over 8,000 wholesale customer accounts located primarily in the Eastern United States. The wholesale operation serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel and office coffee service customers. Wholesale customers resell the coffee in whole bean or ground form for home consumption and/or brew and sell coffee beverages at their place of business.

Green Mountain Coffee, through its acquisition of Keurig, Incorporated (“Keurig”) in June 2006, also has a presence in the premium quality single-cup brew market. Keurig sells its single cup brewers, coffee and tea in K-Cups produced by a variety of roasters and related accessories mainly in domestic wholesale and retail markets. Keurig also sells directly to consumers, and receives royalties tied to K-Cup sales, per the terms of its manufacturing and distribution license agreements. Since the completion of the acquisition of Keurig, the Company manages its operations through two business segments: Green Mountain Coffee Roasters as an entity (“GMCR”) and Keurig.

The Company

Green Mountain Coffee Roasters, Inc. is a Delaware corporation formed in July 1993. Our corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The main telephone number is (802) 244-5621, our fax number is (802) 244-5436, and our e-mail address for investor information is investor.services@gmcr.com. The address of our Company’s website is www.GreenMountainCoffee.com.

Corporate Objective and Philosophy

Our Company’s objective is to be the leading specialty coffee company by providing the highest quality coffee and having the largest market share in our targeted markets while maximizing Company value. We intend to achieve this objective by differentiating and reinforcing the Green Mountain Coffee brand and engendering a high degree of customer and consumer loyalty. Essential elements of this unique approach include:

High Quality Coffee. We buy some of the highest quality Arabica beans available from the world’s coffee-producing regions and use a roasting process that maximizes each coffee’s individual taste and aroma. We have a passion for coffee and believe our coffees are among the highest quality coffees sold in the world.

As evidence of our commitment to coffee quality, in September of 2006 several of our coffees received high praise from external sources, including the Great Taste Awards, held by the Guild of Fine Food Retailers in London. The Company’s coffees also won five medals – Gold for our Colombian Supremo Popayan; Silver for our Kenyan AA and Fair Trade Organic French Roast; and Bronze for our Tanzanian Peaberry and Breakfast Blend.

Customer Service and Distribution. Green Mountain Coffee seeks to create customers for life. We believe that coffee is a convenience purchase, and we utilize our multi-channel distribution network of wholesale customers to make our coffee and single-cup Keurig brewers widely and easily available to consumers for home or away-from-home consumption.

Our operations are coordinated from our headquarters in Waterbury, Vermont and supplemented by regional distribution centers in geographic locations where the density of customer accounts so warrants. Regional distribution centers are located in Maine, Upstate New York, Massachusetts and Connecticut. Distribution facilities are located within a two-hour radius of most customers to expedite delivery. We use third party carriers and fulfillment service providers, including Federal Express, for shipping to customers not supported by a regional distribution center.

Green Mountain Coffee has an online inventory system for our central and regional distribution centers which helps to better serve our customers and to improve our direct-store-delivery process and capability. We attempt to maintain at all times adequate levels of inventory to satisfy customer demand. Our online ordering application on our website (www.GreenMountainCoffee.com) is fully integrated with our PeopleSoft® Enterprise Resource Planning (“ERP”) system and customers receive instantaneous, electronic shipping confirmations for all online orders.

Green Mountain Coffee generally provides wholesale customers with brewing, grinding and related equipment and product displays (“loaner equipment”) at no charge, which are usually installed on the customer’s premises by our personnel or contracted service personnel. A customer is also assigned a service technician who services, repairs and provides preventive maintenance and emergency service on such equipment. Additionally, for directly delivered supermarket customers, we employ a team of merchandisers who ensure that supermarket displays are clean, appropriately stocked, and have promotional items to maximize sales. We believe most competitors of Green Mountain Coffee in the wholesale segment do not provide such high levels of sales and equipment service support.

Single-Cup Brewing-Keurig Patented Technology. Keurig is a technology company in the coffee industry. Keurig has developed premium quality single-cup brewing technology that provides coffee and tea drinkers with the benefits of convenience, variety and great taste. Keurig launched its first single cup brewers for the office market in 1998 and partnered with Green Mountain Coffee to manufacture and sell Keurig’s patented K-Cup® portion packs. Since then Keurig has licensed several other coffee roasters to package gourmet coffees and teas into K-Cups, all of whom pay royalties to Keurig based on the number of K-Cups shipped. Keurig sells its brewers primarily in North America in both the away from home (AFH) commercial channel and the at home (AH) consumer channel.

This unique licensing system enables Keurig to offer the industry’s widest selection of gourmet branded coffees and teas in a proprietary single-cup format. Consumers can choose from 11 gourmet brands and over 130 varieties of coffees and teas in K-Cups. In addition to Green Mountain Coffee and our affiliated Newman’s Own Organics and Celestial Seasonings brands, which are packaged and sold by Green Mountain Coffee, Keurig’s other North American K-Cup brand partners include Diedrich, Gloria Jean’s, Coffee People, Timothy’s, Van Houtte, Bigelow, Twinings and Tully’s. Keurig systems are also available in Japan and other Asian countries through a joint venture established in 2001 with Asia’s largest coffee roaster, UCC.

Corporate Governance and Employee Development. Green Mountain Coffee has a Code of Ethics which is posted on our website. In addition, we believe Green Mountain Coffee is a highly inclusive and collaborative work environment that encourages employees’ individual growth and personal awareness through a culture of personal accountability and continuous learning.

Socially Responsible Business Practices. Green Mountain Coffee allocates at least 5% of our pretax income towards social and environmental projects. These projects typically involve direct or indirect financial support, donations of products or equipment, and paid employee time.

An innovative product we were very pleased to introduce in July 2006 was our Eco-Friendly cup. Green Mountain Coffee and International Paper Company (“IP”) launched the only all-natural paper hot beverage cup available in consumer outlets nationwide. Both IP and Green Mountain Coffee had worked on this revolutionary cup for more than a year. Not only does the cup feature an Eco-Friendly bio-plastic liner made from corn, but also the material used to create the lining is manufactured in a greenhouse-gas-neutral environment. Within a month of beginning distribution, the Eco-Friendly coffee cup, made from fully renewable resources, had already reached the 10 million mark nationally. Beyond the obvious environmental benefits, this innovation helps shift our reliance on fossil fuels to all-natural, renewable and sustainable resources.

In 2006 we were ranked first on Business Ethics magazine’s list of “100 Best Corporate Citizens.” This is the fourth consecutive year we’ve appeared on the list, steadily rising from No. 8 in 2003, to No. 5 in 2004, and No. 2 last year. We have a long history of supporting social and environmental causes. In October of 2006, the Company’s first Corporate Social Responsibility Report, “From Understanding to Action,” was published, outlining the Company’s economic, environmental and social performance for fiscal year 2005. To download or order a copy, please go to the Company website at www.GreenMountainCoffee.com/CSR.

Financial Information about Segments

Since the completion of the acquisition of Keurig on June 15, 2006 the Company manages its operations through two business segments: Green Mountain Coffee Roasters, Inc. as an entity (“GMCR”) and Keurig. We have provided the information required by Item 101(b) of Regulation S-K in Note 7 of the Consolidated Financial Statements included in this Form 10-K beginning on page F-1.

The Products

GMCR roasts high-quality Arabica coffees including single-origins, estates, certified organics, Fair Trade Certified™, proprietary blends, and flavored coffees sold under the Green Mountain Coffee Roasters® and Newman’s Own® Organics brands. We carefully select our coffee beans and then appropriately roast the coffees to maximize their taste and flavor differences.

Green Mountain coffee comes in a variety of packages including whole bean, fractional packages, and single-cup Keurig® K-Cup® portion packs.

We are a leader in selling patented and proprietary single cup coffee and tea brewing systems under the Keurig brand name to AFH and AH channels. These Keurig brewers consistently provide coffee drinkers with gourmet coffee and tea on demand, one cup at a time. Keurig offers a variety of brewers for the AFH channel that include a B2003 for larger offices, a B200 for medium sized offices and a B140 small office brewer. For the general AH channel, Keurig offers a family of good-better-best brewers where the current models are a B40, B60 and B70. In addition, Keurig offers its model B50 brewer for the wholesale club AH channel.

GMCR enjoys an exclusive licensing agreement with Newman’s Own® Organics. We produce a line of several co-branded Newman’s Own® Organics coffees under the Newman’s Own® Organics and Green Mountain Coffee Roasters® brand names. In fiscal 2006, the Newman’s Own® Organics product line, combined with GMCR’s own branded Fair Trade Certified™ coffee line, grew by 69%, and now represents a combined 28% of our total volume.

In fiscal 2006, our Seasonal Coffee Promotions again featured a number of unique Fair Trade Certified™ coffees, including Raspberry Rhapsody and Silver Celebration Blend, along with seasonal customer favorites such as Golden French Toast®, Island Coconut™, Pumpkin Spice and Spicy Eggnog. Combined, these seasonal offerings equate to approximately 5% of our total annual volume.

We have recently expanded our single-cup coffee offerings to include a number of “Partner” K-Cups® for use with the Keurig® Single-Cup Brewing System. These new varieties allowed us to leverage existing branded relationships with Newman’s Own Organics, Heifer International and National Wildlife Federation, with proprietary programs for both the Office Coffee Service and home markets. We also expanded and extended our relationship with Celestial Seasonings for single-cup brewing applications.

In the past year, we also expanded distribution of the flavored coffee varieties introduced in late fiscal 2005. Changes to the flavored coffee line include new product formulations for our Hazelnut and French Vanilla varieties, the introduction of Wild Mountain Blueberry™ as an ongoing offering, and a number of new flavor varieties with differentiated branding and merchandising. Additional new flavored coffee varieties included Mocha Nut Fudge, Caramel Vanilla Cream, Cinnamon Cream Swirl™ and Fair Trade Certified™, organic Vanilla Cream.

Also in fiscal 2006, we launched a line of high-end, limited edition Special Reserve coffees. These extremely rare, exquisite coffees exemplify the Green Mountain experience, both in the quality of the coffee, and in the quality of our relationship with farmers. They are available approximately every other month through our website and sell for approximately $17.95 a bag. Nearly every Single Reserve coffee offered in 2006 sold out within days.

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

We are focused on building our brand and profitably growing our business. We believe we can continue to grow sales by increasing market share in existing markets, expanding into new geographic markets, expanding into new, high-growth market segments such as single-cup coffee and tea, and selectively pursuing other opportunities, including opportunistic acquisitions. This statement is forward-looking and subject to the risks and uncertainties outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The acquisition of Keurig in this fiscal year is part of Green Mountain Coffee’s strategy to grow its sales and earnings over the long term. Keurig is a leading player in the rapidly growing North

American gourmet single cup coffee market. Keurig has developed a patented and proprietary single cup coffee brewing system that consistently provides coffee drinkers with “coffee house taste” gourmet coffee on demand, one cup at a time. Single cup systems provide consumers consistent taste, convenience and speed with no mess or coffee waste. The Keurig gourmet single cup system is based on three fundamental elements: (i) A patented and proprietary portion pack system (“K-Cup”) using a specially designed filter, sealed in a low oxygen environment to ensure freshness and available in over 130 varieties of branded gourmet coffees and teas; (ii) Specially designed proprietary high speed packaging lines that manufacture K-Cups at the coffee roasters’ facilities using freshly roasted and ground coffee (or tea); (iii) Brewers that precisely control the amount, temperature and pressure of water to provide a consistently superior cup of coffee or tea in less than a minute when used with K-Cups.

Keurig develops and manages marketing programs to sell as many brewers as possible to generate ongoing demand for disposable K-Cups. Keurig licenses the right to manufacture and market K-Cups on a non-exclusive basis to gourmet coffee roasters and tea companies. In return, Keurig collects royalties from the roasters when they ship the K-Cups. Keurig’s unique roaster licensing system has enabled it to offer the industry’s largest selection of gourmet branded coffees and teas in a single cup format that minimizes any consumer concerns about buying into a proprietary system that might have limited selection or availability.

Keurig’s strategy has been to seek out and partner with gourmet coffee roasters and tea packers with strong national/regional brands. The Company’s K-Cups are a non-traditional form of packaging that, when used with the Company’s brewers, assures that the brewed coffee and tea consistently delivers the taste profiles specified by gourmet roasters and tea packers. With minimal investment in turnkey technology, Keurig’s roaster partners are easily able to expand their geographical presence as well as take advantage of new market opportunities in both the AFH and AH single cup markets. Only roasters licensed by the Company may produce and sell K-Cups and only these select roasters benefit from Keurig’s technology and distribution network.

Geographic and distribution expansion is also a key component to our growth strategy. Green Mountain coffee is available in many different distribution channels and customer categories, as best seen in our primary geographic market, the Eastern United States. This multi-channel strategy provides widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Green Mountain coffee is widely available throughout the day: at home in the morning, in hotels, travel destinations and entertainment venues, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, and at home again at the end of the day. Our Company also participates in many special event activities, providing great sampling opportunities and visibility to the brand.

We believe that consumer trial of our products in convenience stores, foodservice establishments and office coffee services (“OCS”) is a significant advantage and a key component of our growth strategy. As brand awareness increases through trial by consumers of our coffee “by the cup,” demand for the Green Mountain coffee for home consumption also increases. As brand equity is built in “by the cup” venues, expansion typically continues through customer channels such as supermarkets and specialty food stores who, in turn, sell our “by the pound” coffee to consumers. This expansion process capitalizes upon this “by the cup” / “by the pound” interrelationship. This strategy is designed to further increase our market share in geographic areas in which we already operate in order to increase sales density and drive operational and brand-equity efficiencies. In addition to our efforts to boost sales in our core geographic markets in the Eastern United States, our Company also seeks to introduce Green Mountain coffee in additional markets within the United States, leveraging distribution through either a select few or multiple classes of trade simultaneously, depending upon the market.

Our Consumer Direct channel provides us the opportunity to position Green Mountain Coffee Roasters as a lifestyle brand by informing consumers, building one-on-one relationships, and illuminating Green Mountain Coffee’s points of difference. We publish catalogs and maintain a website to market and sell over 100 coffees, coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and Vermont, and gourmet food items covering a wide range of price points. Both the website and catalog allow us to describe in greater detail each of our coffees, explaining their unique attributes and quality aspects. We encourage customers to become members of our “Café EXPRESS” service, a continuity program with customized standing orders for automatic re-shipment. Over the past couple of years, a large portion of our efforts in the consumer direct channel has been directed towards increasing traffic on our website (www.GreenMountainCoffee.com) and marketing of the Keurig® Single-Cup Brewers. These efforts, along with the catalog and direct mail programs, are intended to build brand awareness nationwide and boost direct sales to consumers in our less mature geographic markets.

Keurig’s primary geographic market is the U.S. In the U.S. and Canada, Keurig operates in both the AFH and AH markets. In AFH, Keurig targets the office coffee market with a broad offering of single cup brewer systems which significantly upgrade the quality of the coffee served in the workplace. Keurig markets its AFH brewing system through a large, selective but non-exclusive network of AFH distributors in the U.S. and Canada ranging in size from local to regional to national. In AH, Keurig targets gourmet coffee drinkers who wish to enjoy the speed and convenience of single cup brewing but who do not want to compromise on taste. Keurig markets its AH brewing system through upscale specialty and department store retailers, select wholesale clubs, on its website (www.keurig.com) and through its licensed roasters and authorized AFH distributors.

Customers

Fiscal year 2006 was a year of accelerated growth as we continued to grow with existing customers, launched our coffee program with new customers in core and non-core markets and increased consolidated net sales with the acquisition of Keurig. Consolidated net sales increased 39.5% in fiscal 2006, to $225.3 million from $161.5 million for the fifty-two weeks ended September 24, 2005. Consolidated net sales for fiscal 2006 includes $207.6 million from GMCR net sales (not including Keurig net sales) and net sales of Keurig of $24.1 million prior the elimination of inter-company sales. The increase in dollar sales was due mainly to strong sales in the office coffee service (“OCS”), food service and consumer direct channels. Keurig’s sales are comprised of brewer and K-Cup sales as well as royalty income from the sales of K-Cups by licensed roasters.

Net sales for GMCR increased 28.5% and coffee pounds shipped by GMCR increased 23.8% in fiscal 2006. The pounds increase was strongest in the food service channel, up 62.3% over fiscal 2005, primarily due to the November 1st roll-out to over 650 McDonalds restaurants in New England and New York where we are selling two varieties of Newman’s Own® Organics Fair Trade Certified™ coffee. The OCS channel increased coffee pounds shipped by 28.9% due to strong K-Cup sales to our key customers driven by continued penetration of the Keurig® Single-Cup Brewers in small offices and the continued success of teas in K-Cups. The consumer direct channel grew over 70% in dollar sales and 44.8% in coffee pounds shipped, due primarily to the sales of K-Cups® to consumers for use with Keurig® Single-Cup Brewers, as well as K-Cup sales to Keurig, for their developing retail and consumer channels. The supermarket channel increased their pounds shipped by 11.1% over fiscal 2005, due primarily to the increase in sales of our Fair Trade Certified™ and Organic product line including our co-branded Newman’s Own® Organics products to new and existing customers. The convenience store channel increased pounds shipped by 8.2% over fiscal 2005 led by sales to McLane Company, Inc. (“McLane”), the distributor for ExxonMobil.

Our ongoing strategy will support growth management across all channels in new and existing markets. Geographic expansion is a key component to our growth strategy where we will leverage the acquisition of Keurig® and explore new avenues of growth through traditional and non-traditional channels.

In fiscal year 2006, we reorganized our selling organization to better support customer acquisition and existing customer growth. We now define away from home (AFH) (cup coffee for on-the-go) and at home (AH) (coffee purchased for consumption at home) as our two sales organizations. This reorganization supports customers by coffee occasion and consumption opportunity. By supporting customers where and how they compete, we feel better aligned with growth opportunities for the future and in support of ongoing consumer trends. Keurig® single-cup brewers will continue to represent a significant growth opportunity as we expand distribution of the newest brewers to the AFH channels and continue to increase sales Keurig® single-cup brewers for the AH market.

Competition

The specialty coffee market is highly competitive and fragmented. The primary methods of competition in the specialty coffee market include price, service, product performance and product differentiation. Green Mountain Coffee competes against all sellers of specialty coffee, including Dunkin’ Donuts, New England Coffee, Peet’s, Starbucks, Seattle’s Best and other competitors. In the supermarket channel, we also compete with “commercial” coffee roasters, to the extent that we are also trying to “upsell” consumers to the specialty coffee segment. A number of large consumer goods multinationals have divisions or subsidiaries selling specialty coffees. For example, Procter & Gamble distributes the premium coffee products Millstone® and Brothers™ in many supermarkets nationwide, which compete with Green Mountain’s coffee. In the consumer direct channel, we compete with established roasters such as Gevalia®, a division of Kraft Foods, as well as with other direct mail companies.

Our Company was the first roaster to sell coffee in Keurig’s innovative single-cup brewing system, and we have established a leadership position in the sale of single-cup Keurig K-Cup® portion packs. Other coffee roasters and specialty tea suppliers also participate in the proprietary Keurig system, including: Diedrich, Gloria Jean’s and Coffee People brands, Timothy’s coffees and teas, Van Houtte, Tully’s and Twinings. While to some extent these brands compete against our Green Mountain Coffee Roasters and Newman’s® Own Organics brands, they also are subject to a royalty, which is paid to us for each K-Cup shipped.

Green Mountain Coffee also competes with other single-cup coffee and tea delivery systems, including: FLAVIA® Beverage Systems (manufactured and marketed by Mars), the TASSIMO beverage system (manufactured and marketed by Kraft), the SENSEO® brewing system (manufactured and marketed by Philips and Sara Lee) and a number of additional single-cup pod brewing systems and brands.

We expect intense competition, both within our primary geographic territory, the Eastern United States, and in other regions of the United States, as we expand from our current territories. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets. Green Mountain Coffee competes primarily by providing high quality coffee, easy access to our products, superior customer service and a comprehensive approach to customer relationship management. We believe that our ability to provide a convenient network of outlets from which to purchase coffee is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale and consumer direct operations and our “by the cup” / “by the pound” strategy, we believe we differentiate ourselves from many of our larger competitors, who specialize in one primary channel of distribution. We also believe that our product offering is distinctive because we offer a wide array of coffees, including flavored, Fair Trade Certified™, and organic coffees. Green Mountain Coffee also offers products that feature licensed brand partnerships, including Newman’s Own Organics, Celestial Seasonings, Heifer International and National Wildlife Federation. We also seek to differentiate ourselves through our socially- and environmentally-responsible business practices. Finally, we believe that being an independent roaster allows us to be better focused and in tune with our wholesale customers’ needs than our larger, multi-product competitors. While our Company believes we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully in the future.

Green Coffee Cost and Supply

Green Mountain Coffee utilizes a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. Coffee is the world’s second largest traded commodity and its supply and price are subject to high volatility. Although most coffee trades in the commodity market, coffee of the quality we are seeking tends to trade on a negotiated basis at a substantial premium or “differential” above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries.

Cyclical swings in commodity markets, based upon supply and demand, are common and it is expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. While in past years, green coffee prices have been under considerable downward pressures due to oversupply, green coffee prices have increased significantly since 2005. The production of commercial grade coffee is on the rise, but many industry experts are concerned about the ability of specialty coffee production to keep pace with demand. With the growth of the specialty coffee segment, it is important that prices paid to farmers remain high enough to support world production and development of the top grades of coffees.

For coffees that Green Mountain Coffee continues to purchase with differentials against the commodity market, we generally fix the price of our coffee contracts two to nine months prior to delivery so that we can adjust our sales prices to the market. Green Mountain Coffee believes this approach is the best way to provide our customers with a fair price for our coffee. Approximately 42% of our Company’s estimated coffee requirements through September 29, 2007, the end of our 2007 fiscal year, had been contracted for as of September 30, 2006. Of these fiscal 2006 coffee purchase commitments, approximately 49% had a fixed price. In addition, we do from time to time purchase coffee futures contracts and coffee options to provide additional protection when we are not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

In fiscal 2006, 47% of our purchases were from farm-identified sources. We believe our “farm identified” strategy will continue to result in improved product quality, product differentiation, long-term supply and pricing stability. In addition, we believe that our efforts will have a positive impact on the living and working environment of coffee farm workers and their families.

Intellectual Property

GMCR is the owner of certain United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We anticipate maintaining our trademark and service mark registrations with the United States Patent and Trademark Office. We are also the owners of other trademarks and service marks for which we have applications for U.S. registration. GMCR has further registered or applied for registration of certain of its trademarks and service marks in the United Kingdom, the European Union, Canada, the People’s Republic of China, South Korea and Taiwan. Other foreign trademark and service mark applications are also pending.

Green Mountain Coffee has licenses to use other marks, all subject to the terms of the agreements under which such licenses are granted.

As a technology and innovation leader in the coffee industry, Keurig views its patents as very valuable but does not view any single patent as critical to its success. Keurig holds 24 U.S. patents and 58 international patents. Of these, 63 are utility patents and 19 are design patents. In addition to its patents, Keurig has a number of trademarks, including its cup and star logo, “Keurig,” “K-Cup,” “Keurig Brewed,” “Deliciously Simple” and “Coffee House Taste by the Cup.”

Employees

As of September 30, 2006, Green Mountain Coffee had 782 full-time employees and 67 part-time employees. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season

Available information

Our Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that Green Mountain Coffee files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Green Mountain Coffee, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our Company maintains a website at www.GreenMountainCoffee.com. Our filings with the SEC, including without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available through a link maintained on our website under the heading “Investor Services — SEC Filings & Reports.” Information contained on our website is not incorporated by reference into this report.

Item 1A.	Risk Factors

Risks Related to the Company’s Business

Green Mountain Coffee’s business, its future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact our business, future performance and the forward-looking statements that we make in this report or that we may make in the future.

Our failure to successfully integrate Keurig into our business may cause us to fail to realize the expected synergies and other benefits of the acquisition, which could adversely affect our future results.

The integration of Keurig into our business presents significant challenges and risks to our business, including:

•	distraction of management from regular business concerns;

•	assimilation and retention of employees and customers of Keurig;

•	integration of technologies, services and products; and

•	achievement of appropriate internal control over financial reporting.

We may fail to successfully complete the integration of Keurig into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. We may fail to grow and build profits in Keurig’s business line or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Keurig has a history of operating losses, and our ability to achieve and maintain profitability of its business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to increase its profitability may not be realized, and Keurig’s losses may continue as we integrate its operations into our business. If Keurig’s revenue grows more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to achieve, sustain or increase its profitability, in which case our financial condition will suffer and our stock price could decline.

We financed the cash consideration paid in the acquisition with Keurig through our new $125 million credit facility, and such debt could adversely affect our business and limit our ability to plan for or respond to changes in our business. This substantial indebtedness and the fact that a significant portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences. For example, our debt obligations could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt;

•	limit, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and have a material adverse effect on us if we fail to comply with the covenants in our debt agreements because such failure could result in an event of default which, if not cured or waived, could result in a substantial amount of our indebtedness becoming immediately due and payable.

Increases in the cost of high quality Arabica coffee beans could reduce Green Mountain Coffee’s gross margin and profit.

Cyclical swings in commodity markets, based upon supply and demand, are common and it is expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. In past years, green coffee prices have been under considerable downward pressures due to oversupply, but have increased significantly since 2005. We believe that the “C” price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the “C” price, coffee of the quality sought by Green Mountain Coffee tends to trade on a negotiated basis at a substantial premium or “differential” above the “C” price. These differentials also are subject to significant variations and have generally been on the rise.

We generally try to pass on coffee price increases and decreases to our customers. In general, there can be no assurance that we will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Additionally, if higher green coffee costs can be offset on a dollar for dollar basis by price increases, this trend still lowers our gross margin on a percentage of sales basis.

Similarly, rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory and purchase commitments. We roast over 40 different types of green coffee beans to produce more than 100 coffee selections. If one type of green coffee bean were to become unavailable or prohibitively expensive, we believe we could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality Arabica coffees we purchase could have an adverse impact on our Company.

Decreased availability of high quality Arabica coffee beans could result in a decrease in revenue and jeopardize our Company’s ability to maintain or expand our business.

While production of commercial grade coffee is on the rise, many industry experts are concerned about the ability of specialty coffee production to keep pace with demand. Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high quality Arabica coffee beans. In particular, the supply of Fair Trade Certified™ coffees is limited. We may not be able to purchase enough Fair Trade Certified™ coffees to satisfy the rapidly increasing demand for such coffees, which could impact our revenue growth. Furthermore, a worldwide supply shortage of the high quality Arabica coffee beans we purchase could have a material adverse effect on our business.

Because an increasing amount of our supply of Arabica coffee beans comes from specialty farms, we are more dependent upon a limited amount of suppliers, which increases the risk of inventory shortage.

We purchase an increasing amount of green coffee from specifically identified farms, estates, cooperatives and cooperative groups. In fiscal 2006, 47% of green coffee purchases were “farm-

identified”. The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period we need this green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels.

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

Competition in the specialty coffee market is intense and could affect Green Mountain Coffee’s profitability.

The specialty coffee and brewer market is highly fragmented. Competition in the specialty coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the specialty coffee market. Many of our current and potential competitors have substantially greater financial, marketing and operating resources. Our primary competitors in specialty coffee sales include Gevalia Kaffe (Kraft Foods), Dunkin’ Donuts, Peet’s Coffee & Tea, Millstone® (Procter & Gamble), New England Coffee Company and Starbucks. There are numerous smaller, regional brands that also compete in this category. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble, Sara Lee and Nestlé, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our coffee. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened.

Competition in the single cup brewer systems market is intense and could affect Green Mountain Coffee’s profitability.

There are a multitude of competitive single cup brewing systems available in North America and internationally. Competition in the single cup brewing system market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market, particularly with typically lower-cost brewers that brew coffee packaged in non-patented pods. Many of our current and potential competitors have substantially greater financial, marketing and operating resources. Our primary competitors are FLAVIA® Beverage Systems (manufactured and marketed by Mars), the TASSIMO beverage system (manufactured and marketed by Kraft), the SENSEO® brewing system (manufactured and marketed by Philips and Sara Lee) and a number of additional single-cup brewing systems and brands. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened.

Because a substantial portion of Green Mountain Coffee’s revenue is related to sales to certain major customers, the loss of one or more of these customers could materially harm our business.

Our Company receives a significant portion of revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Coffee pounds shipped by GMCR to our ten largest customers accounted for approximately 37% of total coffee pounds shipped by GMCR in fiscal 2006. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our business. In addition, a significant percentage of our total revenue in fiscal 2006 came from sales of K-Cups®. If competitive, business or economic factors had a material negative impact on sales of the Keurig brewing system, our business would be adversely affected.

Because Green Mountain Coffee’s business is focused almost entirely on the sale of specialty coffee, if the demand for specialty coffee decreased, our Company’s business could suffer.

Sales of specialty coffee constituted approximately 90% of our Company’s 2006 net revenue.

Demand for specialty coffee is affected by many factors, including:

•	Consumer tastes and preferences;

•	International, national, regional and local economic conditions; and

•	Demographic trends

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

The success of our Company’s business is dependent to a large degree on our management and our coffee roasters and purchasers. If members of the Company’s management leave without effective replacements, our ability to implement our business strategy could be impaired. If we lost the services of our coffee roasters and purchasers, our ability to source and purchase a sufficient supply of specialty coffee beans and roast coffee beans consistent with our quality standards could suffer. In either case, the Company’s business and operations could be adversely affected.

Green Mountain Coffee’s roasting methods are not proprietary, so competitors may be able to duplicate them, which could harm our competitive position.

We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our brand. Because our roasting methods cannot be patented, we would be unable to prevent competitors from copying our roasting methods if such methods became known. If the Company’s competitors copy our roasting methods, the value of our brand could be diminished, and we could lose customers to our competitors. In addition, competitors could be able to develop roasting methods that are more advanced than Green Mountain Coffee’s roasting methods, which could also harm our competitive position.

Because our Company has only one roasting facility, a significant interruption in the operation of this facility could potentially disrupt our operations.

We have only one coffee roasting facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis. Similarly, any disruption in our new distribution facility adjacent to our roasting facility in Vermont could significantly impair our ability to operate our business. This new distribution center continues to undergo hardware and software changes and refinements in order to run more efficiently, and there is a risk that the distribution center may not consistently operate at optimal performance levels throughout the year. In addition, because our coffee roasting and primary distribution facility is located in Vermont, our ability to ship coffee and receive shipments or raw materials could be adversely affected during winter months as a result of severe winter conditions and storms.

Because our Company has essentially all of its single cup brewers manufactured from a single supplier in China, a significant disruption in the operation of this supplier or political unrest in China could potentially disrupt our Keurig business.

We have only one supplier of single cup brewers. Any disruption in production or inability of our supplier to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our Keurig business on a day-to-day basis. Furthermore, our single supplier of single cup brewers is located in China. This exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the U.S. that are adverse to trade, including enactment of protectionist legislation.

Because Green Mountain Coffee relies heavily on common carriers to deliver our coffee and brewers any disruption in their services or increase in shipping costs could adversely affect our business.

Green Mountain Coffee relies on a number of common carriers to deliver coffee and brewers to our customers and distribution centers. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our coffee and brewers in a timely manner. A delay in shipping could:

•	Have an adverse impact on the quality of the coffee shipped, and thereby adversely affect our brand and reputation;

•	Result in the disposal of an amount of coffee that could not be shipped in a timely manner; and

•	Require us to contract with alternative, and possibly more expensive, common carriers.

Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause the Company’s revenue and profits to suffer.

Because a substantial portion of our business is based in New England, a worsening of the regional New England economy, a decrease in consumer spending or a change in the competitive conditions in this market could substantially decrease Green Mountain Coffee’s revenue and could adversely impact our ability to implement our business strategy.

Coffee pounds shipped to customers in New England accounted for 45% of our total pounds shipped by GMCR in fiscal 2006. We expect that our New England operations will continue to generate a substantial portion of our revenue. In addition, our market share and visibility in New England provides us with a means for increasing brand awareness, building customer loyalty and strengthening our premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in New England may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

GMCR leases one principal manufacturing and warehousing facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 98,000 square feet of usable space including a mezzanine area. The lease on this building expires in 2014.

In fiscal 2004, we built a new 72,000 square foot warehousing and distribution facility (including a 20,000 square foot mezzanine) adjacent to our manufacturing plant in Waterbury, Vermont. The land underneath this facility is leased from Pilgrim Partnership, LLC.

Our other facilities, all of which are leased, are as follows:

Type	Location	Approximate Square Feet	Expiration of Lease
GMCR Warehouse/ Distribution/ Service/Retail Space	Woburn, MA Southington, CT Demeritt Place, Waterbury, VT Waterbury, VT Waterbury, VT (Factory Outlet) Waterbury, VT (Train Station) Biddeford, ME Latham, NY	10,580 11,200 12,000 3,000 1,100 2,900 10,000 7,500	2006 2006 2008 2008 month-to-month 2026 2011 2007

GMCR Administrative Offices	Coffee Lane, Waterbury, VT Demeritt Place, Waterbury, VT Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT Pilgrim Park V, Waterbury VT	4,000 10,000 10,900 22,900 12,000	2009 2008 2008 2006 2016

Keurig facilities	Wakefield, MA Woburn, MA	24,000 7,600	2007 2007

We believe that our facilities are generally adequate for our current needs and for the remainder of fiscal 2007.

Item 3.	Legal Proceedings

We are not currently party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of our Company is set forth below:

Name	Age	Position	Officer since
Kathryn S. Brooks	51	Vice President	2001
Paul Comey	56	Vice President	1993
Michael Dupee	38	Vice President	2004
Nicholas Lazaris	56	President of Keurig, Inc.	2006
Richard Scott McCreary	47	Chief Operating Officer	2004
James K. Prevo	53	Chief Information Officer	1997
Frances G. Rathke	46	Vice President, Chief Financial Officer, Secretary and Treasurer	2003
Stephen J. Sabol	45	Vice President	1993
Robert P. Stiller	63	Chairman of the Board, President and Chief Executive Officer	1993
James E. Travis	43	Vice President	2005
Jonathan C. Wettstein	58	Vice President	1993
Thomas J. Whalen	35	Vice President	2005

Kathryn S. Brooks has served as Vice President of Human Resources and Organizational Development since April 2001. She was also a Director of the Company from March 2002 to September 2006. From April 1998 to April 2001, Ms. Brooks was Senior Vice President of Human Resources at Webster Bank, a financial services company. Prior to that, Ms. Brooks served as Vice President of Human Resources at Bombardier Capital from May 1992 to May 1997.

Paul Comey has served as Vice President of Environmental Affairs since June 2004. Between May 1993 and June 2004, Mr. Comey was Vice President of Facilities and Process Engineering of Green Mountain Coffee.

Michael Dupee was hired as Vice President of Corporate Social Responsibility in June 2004. Between July 2000 and May 2004, Mr. Dupee was Vice President at Goldman Sachs & Co.

Nicholas Lazaris has served as President of Keurig, Inc. since June 2006 when Green Mountain Coffee Roasters acquired Keurig, Inc. Prior to that Mr. Lazaris served as both President and CEO of Keurig since February 1997.

Richard Scott McCreary was hired as Chief Operating Officer of Green Mountain Coffee in September 2004. Prior to this and since 1993, Mr. McCreary was employed by Unilever North America and its subsidiaries. Most recently, Mr. McCreary served as the Senior Director of Operations at Unilever’s subsidiary, Ben & Jerry’s Homemade, Inc. Prior to joining Unilever, McCreary’s previous experience included positions with Kraft General Foods, M&M Mars and Pillsbury in operations, new product development, and research and development.

James K. Prevo has served as Chief Information Officer of Green Mountain Coffee since March 1993. Mr. Prevo worked for Digital Equipment Corporation from November 1979 through March 1993.

Frances G. Rathke has served as Chief Financial Officer of Green Mountain Coffee since October 2003, and as Interim Chief Financial Officer of our Company since April 2003. Prior to that, Ms. Rathke worked as a financial consultant with various food manufacturers and food retailers from September 2000 to April 2003. One of these consulting assignments included the position of Interim Chief Financial Officer for Wild Oats Markets, Inc., a supermarket chain, from July 2001 to December 2001. Prior to this, Ms. Rathke served as Chief Financial Officer for Ben & Jerry’s Homemade, Inc., an ice cream manufacturer, from April 1989 to August 2000. From September 1982 to March 1989, Ms. Rathke practiced public accounting and auditing with Coopers & Lybrand LLC, and is a certified public accountant.

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

Thomas J. Whalen has served as our Company’s Vice President of Marketing since March 2005. Previously, Mr. Whalen served as Green Mountain Coffee Roasters’ Vice President of National Foodservice from October 2003 to March 2005 and as Director of Brand and Market Development from December 2001 to October 2003. Prior to joining Green Mountain Coffee, Mr. Whalen worked as an independent consultant for our Company from June 2001 to December 2001. Mr. Whalen was also employed at Adventurous Traveler, a direct marketer of adventure travel services, from December 1999 to June 2001; Patagonia, a leading apparel and outdoor gear manufacturer; and Leo Burnett, a global advertising and marketing services agency.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)	Price Range of Securities

The Company’s common stock trades on the NASDAQ Global Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ for the periods indicated.

		High		Low
Fiscal 2005	16 weeks ended January 15, 2005 12 weeks ended April 9, 2005 12 weeks ended July 2, 2005 12 weeks ended September 24, 2005	$ $ $ $	26.09 26.16 35.50 39.61	$ $ $ $	20.48 23.92 24.57 32.44

Fiscal 2006	16 weeks ended January 14, 2006 12 weeks ended April 8, 2006 12 weeks ended July 1, 2006 13 weeks ended September 30, 2006	$ $ $ $	42.60 41.71 44.19 41.25	$ $ $ $	32.80 37.80 35.79 35.24

Fiscal 2007	October 1, 2006 through December 4, 2006		$50.76		$36.96

(b)	Number of Equity Security Holders

As of December 4, 2006, the number of record holders of the Company’s common stock was 593.

(c)	Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	901,030	$19.34	526,366
Equity compensation plans not approved by security holders (1)	252,173	$20.32	—

Total	1,153,203	$19.55	526,366

(1)	Includes compensation plans assumed in the Keurig acquisition and an inducement grant to Nicholas Lazaris. See Note 12 of the Consolidated Financial Statements included in this Form 10-K beginning on page F-1.

Item 6.	Selected Financial Data

The table below shows selected financial data for our last five fiscal years. Our fiscal year is based on a 52-week year for all years presented, except fiscal 2006 which was comprised of 53 weeks. There were no cash dividends paid during the past five fiscal years.

Fiscal Years Ended

	Sept. 30, 2006(1)	Sept. 24, 2005	Sept. 25, 2004	Sept. 27, 2003	Sept. 28, 2002
	(In thousands, except per share data)
GMCR Coffee pounds shipped	24,613	19,879	17,734	15,570	13,504
Net sales	$225,323	$161,536	$137,444	$116,727	$100,000
Income before equity in loss of Keurig, Incorporated	$9,406	$9,448	$8,901	$7,393	$6,232
Net income	$8,443	$8,956	$7,825	$6,266	$5,970
Net income per share - diluted	$1.07	$1.17	$1.06	$0.86	$0.82
Total assets	$234,006	$91,147	$78,332	$59,014	$54,687
Long-term obligations	$102,871	$5,218	$14,039	$8,908	$15,209
Stockholders’ equity	$74,940	$60,392	$44,415	$35,148	$27,065

[1]	Fiscal 2006 information presented reflects the acquisition of Keurig, Inc. on June 15, 2006, except for coffee pounds shipped information which is presented for GMCR stand-alone.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of the Company. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Basis of Presentation

Since the acquisition of Keurig, Incorporated in June 2006, we have managed our operations through two business segments, Green Mountain Coffee Roasters, Inc. and Keurig, Incorporated, and we evaluate performance primarily based on segment operating income. The operating segments do not share manufacturing or distribution facilities, and administrative functions such as finance and accounting, and information services are decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” or “Green Mountain Coffee,” and we refer to our operating segments as “GMCR” and “Keurig.”

Included in this presentation are discussions and reconciliations of net income and diluted earnings per share (“EPS”) in accordance with generally accepted accounting principles (“GAAP”) to net income and diluted EPS excluding certain expenses and losses, which we refer to as Non-GAAP net income and Non-GAAP diluted EPS. These Non-GAAP measures exclude stock-based employee compensation, inventory step-up adjustments and amortization of identifiable intangibles related to the Keurig acquisition completed on June 15, 2006 and non-cash gains or losses from the Company’s equity investment in Keurig prior to the acquisition. Non-GAAP net income and Non-GAAP diluted EPS are not in accordance with, or an alternative to, GAAP. The Company’s management uses these Non-GAAP measures in discussing and analyzing its results of operations because it believes the Non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the Non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

Our fiscal year ends on the last Saturday in September. Our fiscal year historically consists of four quarterly periods with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year. In fiscal 2006, there was 53 weeks as compared to 52 weeks in fiscal 2005. The extra week occurred in the fourth fiscal quarter of 2006. The Company is changing its quarterly calendar in fiscal 2007 to report four thirteen-week quarters ending on the last Saturday in September (which is the same fiscal year-end as in prior years).

Overview

We are a leader in the specialty coffee industry. We roast high-quality Arabica coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified™, proprietary blends, and flavored coffees that we sell under the Green Mountain Coffee Roasters® and Newman’s Own® Organics brands. We sell coffee to retailers including supermarkets, convenience stores, specialty food stores; food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers, and we track coffee sales through-five separate channels: food service; office coffee service (OCS); consumer direct; supermarkets; and convenience stores.

On June 15, 2006, the Company completed its acquisition of Keurig for approximately $104.3 million. Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup (“K-Cup”) coffee brewing systems for the office and the home. Keurig sells its single cup brewers, coffee and tea in K-Cups produced by a variety of roasters and related accessories mainly in domestic wholesale and retail markets and also sells directly to consumers. Keurig receives royalties tied to K-Cup sales, per the terms of its manufacturing and distribution license agreements.

Cost of sales for the Company consists of the cost of raw materials including coffee beans, flavorings and packaging materials; a portion of our rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; the cost of brewers manufactured by suppliers, and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales as well as Keurig research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized.

On June 15, 2006, we entered into a new Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. and other lenders. This Credit Facility was utilized to finance the Keurig acquisition and associated transaction expenses, as well as to refinance the Company’s existing outstanding indebtedness. The new Credit Facility provides for a revolving line of credit in the amount of $125 million and expires on June 15, 2011.

Prior to the acquisition of Keurig, the Company owned 33.2% of Keurig on a fully diluted basis and accounted for its investment in Keurig under the equity method of accounting. Since the date of the acquisition, Keurig’s results from operations have been included in the Company’s consolidated financial statements.

Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal years ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 25, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.6%	64.7%	60.7%

Gross profit	36.4%	35.3%	39.3%
Selling and operating expenses	20.8%	19.5%	21.6%
General and administrative expenses	7.6%	6.0%	6.9%

Operating income	8.0%	9.8%	10.8%
Other income	0.1%	0.1%	0.0%
Interest expense	(1.0)%	(0.3)%	(0.2)%

Income before income taxes	7.1%	9.6%	10.6%
Income tax expense	(3.0)%	(3.8)%	(4.1)%

Income before equity in losses of Keurig, Incorporated, net of tax benefit	4.1%	5.8%	6.5%
Equity in losses of Keurig, Incorporated, net of tax benefit	(0.4)%	(0.3)%	(0.8)%

Net income	3.7%	5.5%	5.7%

Segment Summary

Net sales and income before taxes for GMCR and Keurig are summarized in the tables below.

	Net sales (in millions)			Percent sales growth
	2006	2005	2004	2006	2005
GMCR	$207.6	$161.5	$137.4	28.5%	17.5%
Keurig	24.1	—	—	—	—
Inter-company eliminations	($6.4)	—	—	—	—
Total Company	$225.3	$161.5	$137.4	39.5%	17.5%

	Income before taxes (in millions)			Percent growth
	2006	2005	2004	2006	2005
GMCR	$18.7	$15.6	$14.6	19.9%	6.4%
Keurig	1.1	—	—	—	—
Inter-company eliminations	($3.7)	—	—	—	—
Total Company	$16.1	$15.6	$14.6	3.1%	6.4%

Revenue

Company Summary

For fiscal 2006, Company net sales increased by $63.8 million or 39.5% as compared with fiscal 2005. GMCR net sales consist of sales of whole bean and ground coffee, coffee and Celestial Seasonings® teas in K-Cups, Keurig single cup brewers and other accessories mainly in domestic wholesale and retail markets and directly to consumers. Keurig’s sales are comprised of brewer and coffee and tea in K-Cups and royalty income from the sales of K-Cups from all licensed roasters.

Net sales for GMCR increased $46.1 million or 28.5% in fiscal 2006 as compared with fiscal 2005. The increase in dollar sales was due mainly to strong sales in the office coffee service (“OCS”), food service and consumer direct channels.

For fiscal 2005, Company net sales increased by $24.1 million or 17.5% as compared with fiscal 2004. Sales growth was driven by sales of K-Cups in the OCS channel and the consumer direct channel, with OCS coffee contributing over 45% of the increase.

GMCR

Annual growth in coffee pounds shipped by GMCR is summarized in the table below:

Total Coffee Pounds Shipped by Stand-Alone Green Mountain Coffee

(Unaudited Pounds in Thousands)

Channel	Annual pounds shipped
	2006	2005	Percentage Increase
Supermarkets	6,398	5,761	11.1%
Convenience Stores	5,836	5,392	8.2%
Office Coffee Service (OCS)	6,423	4,982	28.9%
Food Service	4,963	3,058	62.3%
Consumer Direct	993	686	44.8%
Total GMCR	24,613	19,879	23.8%

Note:	Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note:	The pounds shipped number in the Consumer Direct channel, includes shipments made to Keurig, Inc. for sales to the retail channel.

Region	Annual pounds shipped
	2006	2005	Percentage Increase
New England	11,174	8,315	34.4%
Mid Atlantic	6,696	5,894	13.6%
South	3,998	3,332	20.0%
Midwest	1,272	1,046	21.6%
West	1,297	1,133	14.5%
International	176	159	10.7%
Total GMCR	24,613	19,879	23.8%

Fiscal 2006

For fiscal 2006, coffee pounds shipped by GMCR increased by approximately 4,734,000 pounds, or 23.8%. The growth was strongest in the food service channel, up 1,905,000 pounds, or 62.3%, over fiscal 2005, primarily due to the November 1st roll-out to over 650 McDonalds restaurants in New England and New York where we are selling two varieties of Newman’s Own® Organics Fair Trade Certified™ coffee. The OCS channel increased coffee pounds shipped by 1,441,000 pounds, or 28.9% due to strong K-Cup sales to our key customers driven by continued penetration of the Keurig® Single-Cup Brewers in small offices. The consumer direct channel grew over 70% in dollar sales and 44.8% in coffee pounds shipped, or 307,000 pounds, due primarily to the sales of K-Cups® to consumers for use with Keurig® Single-Cup Brewers, as well as K-Cup sales to Keurig, for its developing retail and consumer channels. The supermarket channel increased its pounds shipped by 637,000 pounds, or 11.1%, over fiscal 2005, due primarily to the increase in sales of our Fair Trade Certified™ and Organic product line including our co-branded Newman’s Own® Organics products to new and existing customers. The convenience store channel increased pounds shipped by 444,000 pounds, or 8.2%, over fiscal 2005 led by sales to McLane Company, Inc. (“McLane”), the distributor for ExxonMobil.

For fiscal 2006, the difference between the 28.5% sales growth rate and the 23.8% pounds shipped growth rate primarily reflects several factors including (i) the increase in coffee

K-Cups® as a percentage of sales, which sell at a higher price per pound than our other products, (ii) our price increases in the second quarter of 2005 which contributed to net sales growth in the first two quarters of fiscal 2006 and (iii) the growth of the Company’s sales of Celestial Seasonings® Teas in K-Cups, which are not part of the coffee pounds shipped data.

Fiscal 2005

For fiscal 2005, coffee pounds shipped increased by approximately 2,145,000 pounds or 12.1% as compared to fiscal 2004. The pounds increase was strongest in the OCS channel, up 752,000 pounds or 18.3% due to strong K-Cup sales driven by continued penetration of the Keurig® B-100 Single-Cup Brewers in small offices. The consumer direct channel grew over 54% in dollar sales and 43.9% in coffee pounds shipped or 236,000 pounds, due primarily to increased sales of the Keurig® Single-Cup Brewers for the home and associated K-Cups as well as K-Cup sales to Keurig for its new Keurig Single-Cup Brewer sales to the retail channel, and to new Café Express members and overall improvements in website and catalog performance. In the food service channel, coffee pounds shipped increased 512,000 pounds, or 20% over fiscal 2004, as a result of new customer acquisitions including approximately 244 Bruegger’s Bakery casual restaurants throughout the United States. The convenience store channel increased pounds shipped by 506,000 pounds, or 10.4% over fiscal 2004, led by sales to McLane. The supermarket channel increased its pounds shipped by 140,000 pounds, or 2.5% over fiscal 2004, due primarily to the increase in sales of our Fair Trade Certified™ and Organic product line including our co-branded Newman’s Own® Organics products. Supermarket shipments slowed in the last two quarters of 2005, showing a decline of 2.6% over the comparable period in fiscal 2004. The softness in shipments in the second half of 2005 was mainly due to increased promotional levels by coffee competitors and the impact of our price increases in January and March of 2005.

For fiscal 2005, the difference between the 17.5% sales growth rate and the 12.1% pounds-shipped growth rate primarily reflected (i) the increase in coffee K-Cups® as a percentage of sales, which sell at a higher price per pound than our other products, (ii) the two price increases in January and March 2005, which represented approximately 3.6% of the 17.5% increase in net sales and (iii) the growth of the Company’s Celestial Seasonings® Teas in K-Cups which are not part of the coffee pounds shipped data.

Keurig

In fiscal 2006, net sales of Keurig contributed $24.1 million prior to elimination of inter-company sales of $6.4 million. Keurig’s sales are comprised of brewer and coffee and tea K-Cup sales and royalty income from the sales of K-Cups from all licensed roasters.

Gross Profit

Company gross profit increased by $25.1 million, or 43.9%, to $82.0 million in fiscal 2006 and by $2.9 million, or 5.3%, to $57.0 million in fiscal 2005.

As a percentage of net sales, Company gross profit margin increased 1.1% to 36.4% in fiscal 2006. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of inter-company royalties for K-Cups from cost of sales. Partially offsetting this improvement in gross profit margin were higher green coffee costs, a $297,000 non-cash stock-based compensation charge associated with the Company’s adoption of FAS 123R at the beginning of fiscal year 2006, and the inclusion of a non-cash inventory step-up adjustment of approximately $362,000 in fiscal 2006 cost of sales as part of the purchase price accounting for the acquisition of Keurig.

As a percentage of net sales, gross profit margin decreased 4.0% to 35.3% in fiscal 2005. The principal reasons for this decrease were higher green coffee costs, changes to the sales mix (mostly related to the higher percentage of sales of K-Cups, which had a lower gross margin), increased costs associated with a new distribution center, as well as higher delivery expenses and higher costs associated with bringing new K-Cup capacity on-line.

GMCR gross profit margin was 35.3% in fiscal 2006, which was the same as fiscal 2005. Keurig gross profit margin was 36.7% in fiscal 2006.

Selling, General and Administrative Expenses

Company selling and operating expenses increased by $15.3 million, or 48.5%, to $46.8 million in fiscal 2006 and by $1.8 million, or 6.0%, to $31.5 million in fiscal 2005. General and administrative expenses increased by $7.6 million, or 79.1%, to $17.1 million in fiscal 2006 and by $61,000, or 0.6%, to $9.6 million in fiscal 2005. In fiscal 2006, total Company selling, general and administrative (“S,G&A”) expenses increased to 28.4% of net sales from 25.5% of net sales in fiscal 2005. In fiscal 2005, total S,G&A expenses decreased to 25.5% of net sales from 28.5% of net sales in fiscal 2004.

For fiscal 2006, the increase in selling, general and administrative expenses as a percentage of net sales was primarily due to several factors including a $1.5 million non-cash stock-based compensation charge associated with the adoption of FAS 123R at the beginning of fiscal year 2006, the impact of consolidating Keurig’s higher S,G&A expenses into the total company’s financial results, and the inclusion of $1.4 million non-cash amortization expenses related to the identifiable intangibles in fiscal 2006, as part of the purchase price accounting for the acquisition of Keurig. In addition, S,G&A expenses increased due to increased promotional and marketing costs, higher variable compensation and personnel compensation to support the growth of the business and compliance costs associated with the federal Sarbanes-Oxley legislation.

For fiscal 2005, selling and operating expenses increased primarily due to compensation and benefits increases and higher marketing and promotional expenses. General and administrative expenses increased. This increase was primarily due to higher salaries and compliance costs associated with the federal Sarbanes-Oxley legislation, and was partially offset by decreases in performance-based bonuses and employee benefits costs. This improvement was primarily the result of leveraging selling and organizational resources on a higher sales base.

For the GMCR segment, S,G&A expenses in fiscal 2006 increased to 26.4% from 25.4% in fiscal 2005, with the new stock compensation charge being the primary reason for the increase as a percentage of sales.

For the Keurig segment, S,G&A expenses in fiscal 2006 were $7.7 million.

Operating income

Company operating income was $18.1 million in fiscal 2006, $15.9 million in fiscal 2005 and $14.9 million in fiscal 2004, and, as a percentage of net sales, 8.0%, 9.8% and 10.8%, respectively. Excluding the $1.8 million total stock compensation charge and the non-cash amortization expenses related to the identifiable intangibles and non-cash inventory step-up adjustments of approximately $1.8 million, the Company’s operating margin was 9.6% in fiscal 2006, as compared to 9.8% in fiscal 2005 and 10.8% in fiscal 2004.

GMCR contributed $18.6 million in operating income in fiscal 2006, up from $15.9 million in fiscal 2005 and $14.9 million in fiscal 2004.

Keurig’s operating income for the 15 weeks ended September 30, 2006 was $1.1 million (prior to inter-company eliminations), including non-cash charges of $114,000 of stock compensation and $362,000 of amortization of step-up in fair value of inventory.

Other Income, Interest Expense and Taxes

Company interest expense increased by $1.8 million to $2.3 million in fiscal 2006, up from $498,000 in fiscal 2005 and $282,000 in fiscal 2004. The increase in fiscal 2006 is mainly due to increased borrowings under our new $125 million revolving credit agreement to fund the acquisition of Keurig. The average effective interest rate was approximately 6.7% in fiscal 2006 as compared to 5.4% in fiscal 2005 and 4.0% in fiscal 2004. In fiscal 2006, fiscal 2005 and fiscal 2004, the Company capitalized $164,000, $226,000 and $282,000 of interest expense, respectively.

The effective income tax rate for the Company was 41.4% in fiscal 2006, up from 39.3% in fiscal 2005 and 39.2% in fiscal 2004. The increase in fiscal 2006 primarily related to the impact of the new stock option expense accounting implemented in the first quarter of 2006 (see Note 5 to the consolidated financial statements included in Item 8 of this Form 10-K).

Net Income and Diluted EPS

Company net income in fiscal 2006 was $8.4 million, a decrease by $513,000, or 5.7%, as compared to $9.0 million in fiscal 2005. Company net income in fiscal 2004 was $7.8 million.

Company diluted EPS decreased $0.10 to $1.07 per share in fiscal 2006, down from $1.17 per share in fiscal 2005. Company diluted EPS in fiscal 2004 was $1.06. The decrease in net income and diluted EPS in fiscal 2006 was mainly due to the effects of the Keurig acquisition and to the new stock-based compensation charge associated with the Company’s adoption of FAS 123R at the beginning of fiscal year 2006. Excluding the impact of certain non-cash expenses illustrated in the financial table provided below, Non-GAAP net income grew approximately 21.7% in fiscal 2006 totaling $11.5 million, or $1.45 per share, as compared to Non-GAAP net income of $9.4 million, or $1.23 per share, in fiscal 2005.

The following tables show a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for fiscal 2006 and fiscal 2005.

	Fifty-Three weeks ended September 30, 2006
	GAAP	Stock- Based Compensation	Inventory Step up Adjustment	Amortization of Identifiable Intangibles	Equity in earnings of Keurig, net of tax benefit	Non-GAAP
Net Sales	$225,323	$—	$—	$—	$—	$225,323
Cost of Sales	143,289	(297)	(362)	—	—	142,630
Gross Profit	82,034	297	362	—	—	82,693
Selling and operating expenses	46,808	(538)	—	—	—	46,270
General and administrative expenses	17,112	(970)	—	(1,402)	—	14,740
Operating Income	18,114	1,805	362	1,402	—	21,683
Other income	202	—	—	—	—	202
Interest expense	(2,261)	—	—	—	—	(2,261)
Income before income taxes	16,055	1,805	362	1,402	—	19,624
Income tax expense	(6,649)	(748)	(150)	(581)	—	(8,128)
Income before equity in losses of Keurig,	9,406	1,057	212	821	—	11,496
Incorporated, net of tax benefit Equity in income (loss) of Keurig,	(963)	—	—	—	963	—
Incorporated, net of tax benefit Net Income	$8,443	$1,057	$212	$821	$963	$11,496

Basic income per share:
Weighted average shares outstanding	7,505,567	7,505,567	7,505,567	7,505,567	7,505,567	7,505,567
Net Income	$1.12	$0.14	$0.03	$0.11	$0.13	$1.54
Diluted income per share:
Weighted average shares outstanding	7,909,000	7,909,000	7,909,000	7,909,000	7,909,000	7,909,000
Net income	$1.07	$0.13	$0.03	$0.10	$0.12	$1.45

	Fifty-Two weeks ended September 24, 2005
	GAAP	Stock- Based Compensation	Inventory Step up Adjustment	Amortization of Identifiable Intangibles	Equity in earnings of Keurig, net of tax benefit	Non-GAAP
Net Sales	$161,536	$—	$—	$—	$—	$161,536
Cost of Sales	104,561	—	—	—	—	104,561
Gross Profit	56,975	—	—	—	—	56,975
Selling and operating expenses	31,517	—	—	—	—	31,517
General and administrative expenses	9,554	—	—	—	—	9,554
Operating Income	15,904	—	—	—	—	15,905
Other income	163	—	—	—	—	163
Interest expense	(498)	—	—	—	—	(498)
Income before income taxes	15,569	—	—	—	—	15,570
Income tax expense	(6,121)	—	—	—	—	(6,121)
Income before equity in losses of Keurig,	9,448	—	—	—	—	9,448
Incorporated, net of tax benefit Equity in income (loss) of Keurig,	(492)	—	—	—	492	—
Incorporated, net of tax benefit Net Income	$8,956	$—	$—	$—	$492	$9,448

Basic income per share:
Weighted average shares outstanding	7,192,431	7,192,431	7,192,431	7,192,431	7,192,431	7,192,431
Net Income	$1.25	$—	$—	$—	$0.07	$1.31
Diluted income per share:
Weighted average shares outstanding	7,666,832	7,666,832	7,666,832	7,666,832	7,666,832	7,666,832
Net income	$1.17	$—	$—	$—	$0.06	$1.23

Pre-Acquisition Accounting for Keurig

Prior to our acquisition of Keurig on June 15, 2006, we used the equity method of accounting for our investment in Keurig (see Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K). The net earnings/loss related to the Company’s equity investment in Keurig in fiscal 2006 was a loss of $963,000 or $0.12 per diluted share. This loss includes our equity interest in the earnings of Keurig amounting to a loss of $3,384,000 and an increase in the valuation of our preferred shares of $2,421,000. In fiscal 2005, the equity in the net earnings/loss related to our investment in Keurig was a net loss of $492,000, or $0.06 per diluted share.

Through the merger date of June 15, 2006, the redemption value of Keurig’s preferred stock was calculated based on Keurig’s estimate of the amount the holders of the preferred shares would have received upon liquidation, as approved by Keurig’s Board of Directors. During fiscal 2006, ($3,502,000) of our equity interest in the earnings of Keurig was due to the accretion of preferred stock redemption rights. Both the increase in the valuation of our preferred shares and the accretion of preferred stock redemption rights reflect the most recent valuation determined by Keurig’s Board of Directors. During fiscal 2005, ($468,000) of the earnings related to the Keurig investment was due to the accretion of preferred stock redemption rights and there was no material adjustment in the carrying value of our preferred shares.

Liquidity and Capital Resources

Our working capital increased $12.0 million or 70% to $29.2 million at September 30, 2006, from $17.2 million at September 24, 2005. Working capital on September 25, 2004 was $11.7 million. The increase in fiscal 2006 is increase is primarily due to increased accounts receivable and inventory, and was partially offset by an increase in accounts payable and accrued expenses and compensation costs. The increases in these balances are due to the acquisition of Keurig and also reflect the growth in net sales in fiscal 2006.

Net cash provided by operating activities decreased by $2.0 million, or 13.7%, to $12,829,000 in fiscal 2006, from $14,874,000 in fiscal 2005. Net cash provided by operating activities was $15,955,000 in fiscal 2004. In fiscal 2006, cash flows from operations were used to fund capital expenditures.

During fiscal 2006, we had capital expenditures of $13,613,000, including $7,190,000 for production and packaging equipment, $2,365,000 for computer equipment and software, $2,180,000 for loaner equipment, and $1,878,000 for leasehold improvements, fixtures and vehicles.

In fiscal 2005, we had capital expenditures of $9,442,000, including $3,870,000 for production and distribution equipment; $2,720,000 for computer equipment and software; $2,031,000 for coffee service equipment loaned to customers; $705,000 for building, leasehold improvements and fixtures; and $116,000 for vehicles.

In fiscal 2004, we had capital expenditures of $18,500,000, including $6,657,000 for building, leasehold improvements and fixtures; $8,304,000 for production equipment; $1,663,000 for loaner equipment; $1,720,000 for computer equipment and software; and $156,000 for vehicles. The higher capital expenditures in fiscal 2004 were primarily due to construction of the Company’s distribution center in Waterbury, which accounted for $9,973,000 of the total 2004 capital expenditures.

On September 30, 2006, the balance of fixed assets classified as construction-in-progress and therefore not being depreciated in the current period amounted to $4,434,000. This balance primarily includes expenditures related to leasehold improvements and the purchase and installation of automated packaging equipment. All assets in construction-in-progress are expected to be ready for production use in the next 12 months.

In fiscal 2006, cash flows from financing activities included $2,189,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, as compared to $4,341,000 in fiscal 2005 and $930,000 in fiscal 2004. In addition, in fiscal 2006, cash flows from financing and operating activities included a $1,551,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, as compared to $2,262,000 in fiscal 2005 and $301,000 in fiscal 2004. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

On June 15, 2006, we entered into a new Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”) and other lenders. This facility was utilized to finance the $101.0 million purchase price paid in the Keurig acquisition and associated transaction expenses (excluding $4.8 million of stock options issued to Keurig employees, which was also part of the purchase consideration), as well as to refinance the Company’s existing outstanding indebtedness. We paid a $1,250,000 arrangement fee to Bank of America at the closing of the Keurig acquisition.

The Credit Facility provides for a revolving line of credit in the amount of $125 million and expires on June 15, 2011. At September 30, 2006, $102.8 million was outstanding under the facility. The Credit Facility is secured by all the assets of the Company. The terms of the Credit Facility also restrict certain transactions without prior bank approval.

The Credit Facility is subject to the following financial covenants: a minimum adjusted EBITDA covenant, a funded debt to adjusted EBITDA covenant, a fixed charge coverage ratio covenant and a capital expenditures covenant. The Company was in compliance with these covenants at September 30, 2006.

The interest paid on the Credit Facility varies with prime, LIBOR and Banker’s Acceptance rates, plus a margin based on a performance price structure. Interest on LIBOR loans is paid in arrears on the maturity date of such loans. The variable portion of the Credit Facility accrues daily and is paid quarterly, in arrears.

On June 9, 2006, in conjunction with the Credit Facility, the Company entered into a new swap agreement. The notional amount of the new swap at September 30, 2006 was $69,133,333. The effect of this swap is to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 30, 2006, we estimate we would have had to pay $793,000 (gross of tax), had we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

We expect to spend between $15 million and $17 million in capital expenditures in fiscal 2007, primarily for production and packaging equipment. Such capital expenditures are anticipated to be funded from operating cash flows.

We believe that our cash flows from operating activities, existing cash and the modified credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, and fund anticipated capital expenditures and service debt requirements through the next 12 months. However, as discussed in Item 1A, Risk Factors, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

A summary of our cash requirements related to our outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Obligations	Purchase Obligations	Total
2007	$99,000	$2,360,000	$31,572,000	$34,031,000
2008	49,000	1,657,000	531,000	2,237,000
2009	20,000	1,244,000	118,000	1,382,000
2010	—	1,102,000	—	1,102,000
2011	102,800,000	986,000	—	103,786,000
Thereafter	—	4,787,000	—	4,787,000
Total	$102,968,000	$12,136,000	$32,221,000	$147,325,000

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which we prepare in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K). Actual results could differ from those estimates. We believe the following accounting policies and estimates require us to make the most difficult judgments in the preparation of our consolidated financial statements and accordingly are critical.

Provision for Doubtful Accounts

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

Goodwill and intangibles

Goodwill and intangibles are tested for impairment annually. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2006, 2005 and 2004. All intangibles assets are being amortized using the straight-line method over their useful lives.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, investments in other companies, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. Judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

Hedge Accounting

We use coffee futures to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 10 in the “Notes to Condensed Consolidated Financial Statements,” included elsewhere in this report.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Inventories

Inventories are stated at the lower of cost or market. Cost is being measured using a standard cost method which approximates FIFO (first-in first-out). Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers, and packaging materials

Revenue recognition

Revenue from wholesale and consumer direct sales is recognized upon product delivery. Sales of single-cup coffee brewers are recognized net of an estimated allowance for returns. Royalty revenue is recognized upon shipment of K-Cups by roasters as set forth under the terms and conditions of various licensing agreements.

In addition, the Company’s customers can earn certain incentives, which are netted against sales in the consolidated income statements. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, and performance-based incentive programs.

Stock based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”) at the beginning of our first fiscal quarter of 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).

Recent Accounting pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2008. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In July 2006, FASB interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 must be implemented in the first quarter of the Company’s fiscal year 2008. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Forward-Looking Statements

Except for historical information, the discussion in this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “expect,” “will,” “feel,” “estimate,” “intend,” “plan,” “project,” “forecast,” and similar expressions, may identify such forward-looking statements. Forward-looking statements are inherently uncertain and actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, pricing pressures and competition in general, our ability to continue to grow and build profits in the office and at home markets with its single-cup brewers for the home and office markets, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, our level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and commodity prices (the “C” price of coffee). To address these risks, we enter into hedging transactions as described below. We do not use financial instruments for trading purposes.

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

Expected maturity dates	2007	2008	2009	2010	2011	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	—	$33,667	$33,667
Average interest rate	—	—	—	—	7.3%	7.3%
Fixed rate (in thousands)	$99	$49	$20	—	$69,133	$69,301
Average interest rate	1.9%	3.5%	4.7%	—	7.2%	$7.2%

At September 30, 2006, we had $33.7 million subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of 337,000 annually.

On June 9, 2006, in conjunction with the Credit Facility, the Company entered into a new swap agreement. The notional amount of the new swap at September 30, 2006 was $69,133,333. The effect of this swap is to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 30, 2006, we estimate we would have had to pay $793,000 (gross of tax), had we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

In fiscal 2006 and fiscal 2005, we paid $8,000 and $201,000, respectively, in additional interest expense pursuant to interest rate swap agreements.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts two to six months prior to delivery, so that we can adjust our sales prices to the market. In addition, we maintain an on-hand inventory of approximately 1.5 to 2 months’ worth of green coffee requirements. At September 30, 2006, the Company had approximately $32,221,000 in green coffee purchase commitments, of which approximately 49% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At September 30, 2006 we held outstanding futures contracts covering 2,288,000 pounds of coffee with a fair market value of ($81,000), gross of tax. The average settlement price used to calculate the fair value of the contracts outstanding was $1.09. If the settlement price drops on average by 10%, the loss incurred will be approximately $250,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2007.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures [as defined in Exchange Act Rule 13a-15(e)] are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Pursuant to SEC guidance relating to acquisitions completed in the current fiscal year, management’s assessment of the effectiveness of internal controls over financial reporting excludes the operations resulting from the acquisition of Keurig in fiscal 2006. Total assets and revenues attributable to Keurig represent $31.2 million and $19.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 and concluded that it is effective.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The attestation report of PricewaterhouseCoopers LLP is set forth under the heading “Report of Independent Registered Public Accounting Firm,” which is included in the Consolidated Financial Statements filed herewith.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Except for the information regarding the Company’s executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 15, 2007, which will be filed not later than 120 days after the close of our fiscal year ended September 30, 2006 (the “Definitive Proxy Statement”).

For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).

3.3	Certificate of Merger (incorporated by reference to Exhibit 3.3 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 2003).

4.1	Revolving Credit Agreement dated as of June 15, 2006 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and TD Banknorth, N.A. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

10.1	Lease Agreement, dated April 28, 1993, between Pilgrim Partnership and Green Mountain Coffee, Inc., (incorporated by reference to Exhibit 10.33 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993 and declared effective on September 21, 1993).

(a)	Addendum to Lease Agreement dated April 28, 1993 (incorporated by reference to Exhibit 10.33(a) in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).

(b)	Lease Amendment dated August 16, 1993 (incorporated by reference to Exhibit 10.33(b) in the Annual Report on Form 10-KSB for the fiscal year ended September 25, 1993, filed on December 23, 1993).

(c)	Letter Agreement dated July 30, 1997 (incorporated by reference to Exhibit 10.33(c) in the Quarterly Report on Form 10-Q for the 16 weeks ended January 17, 1998).

(d)	Amendment to Lease Agreement dated July 1, 2002 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 6, 2002).

(e)	Addendum & Amendment to Lease dated October 15, 2003 (incorporated by reference to Exhibit 10.2(e) to the Annual Report on Form 10-K for the year ended September 27, 2003).

10.2	1993 Stock Option Plan of the Company, as revised (incorporated by reference to Exhibit 10.36 in the Annual Report on Form 10-K for the fiscal year ended September 27, 1997).*

(a)	Form of Stock Option Agreement.*

10.3	1998 Employee Stock Purchase Plan with Form of Participation Agreement (incorporated by reference to Exhibit 10.37 in the Annual Report on Form 10-K for the fiscal year ended September 26, 1998.)*

10.4	1999 Stock of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*

(a)	Form of Stock Option Agreement.*

10.5	Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.6	Employment Agreement of Paul Comey dated as of July 1, 1993 (incorporated by reference to Exhibit 10.42 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.7	Employment Agreement of Jonathan C. Wettstein dated as of July 1, 1993 (incorporated by reference to Exhibit 10.44 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.8	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*

(a)	Form of Stock Option Agreement*

10.9	Green Mountain Coffee, Inc., Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.113 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10	Green Mountain Coffee, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.11	Loan Agreement by and between the Green Mountain Coffee, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.12	Shareholder Rights Agreement dated April 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and MD Co. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).

10.13	Second Amended and Restated First Refusal Agreement dated as of February 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K dated April 5, 2002).

10.14	Voting Agreement dated as of February 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K dated April 5, 2002).

10.15	Stock Rights Agreement dated as of February 4, 2002, by and among Keurig, Incorporated, Green Mountain Coffee Roasters, Inc., and other holders of preferred stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K dated April 5, 2002).

10.16	Equipment Purchase Agreement dated as of June 21, 2002, by and between Green Mountain Coffee Roasters, Inc., and Keurig, Incorporated (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 6, 2002).

10.17	2002 Deferred Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 24, 2003).*

10.18	Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.26 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2003).*

10.19	Ground Lease Agreement dated April 14, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2005)

(a)	Amendment to Ground Lease Agreement dated November 15, 2005(incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

10.20	Employment agreement of James Travis dated July 27, 2005 (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).*

10.21	Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

10.22	Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement for the March 16, 2006 Annual Meeting of Stockholders). *

10.23	Merger Agreement dated May 2, 2006 between Green Mountain Coffee Roasters, Inc., Karma Merger Sub, Inc., Keurig Incorporated, and a representative of the security holders of Keurig, Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2006).

10.24	Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 22, 2006). *

10.25	Keurig, Incorporated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on June 22, 2006). *

10.26	Employment Agreement dated May 2, 2006 by and between Keurig, Incorporated and Nicholas Lazaris (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2006). *

10.27	Amendment No. 1 dated June 15, 2006 to Merger Agreement dated May 2, 2006 between Green Mountain Coffee Roasters, Inc., Karma Merger Sub Inc., Keurig, Incorporated and a representative of the security holders of Keurig, Incorporated. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct (incorporated by reference to Exhibit 14 in Annual Report on Form 10-K for the fiscal year ended September 27, 2003).

21.	Subsidiary List.

23.	Consent of PricewaterhouseCoopers LLP.

24.	Powers of Attorney.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

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

Signature	Title	Date

/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 13, 2006

/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	December 13, 2006

* BARBARA CARLINI	Director	December 13, 2006

* WILLIAM D. DAVIS	Director	December 13, 2006

* JULES A. DEL VECCHIO	Director	December 13, 2006

* HINDA MILLER	Director	December 13, 2006

* DAVID E. MORAN	Director	December 13, 2006

By:	/s/ Robert P. Stiller Robert P. Stiller, Attorney-in-fact	Date: December 13, 2006

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Green Mountain Coffee Roasters, Inc:

We have completed integrated audits of Green Mountain Coffee Roasters, Inc’s September 30, 2006 and September 24, 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its September 25, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. and its subsidiaries at September 30, 2006 and September 24, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective September 25, 2005, electing the modified prospective application method.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Keurig, Incorporated from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Keurig, Incorporated from our audit of internal control over financial reporting. Keurig, Incorporated is a wholly-owned subsidiary whose total assets and total revenues represent $31.2 million and $19.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
December 14, 2006

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2006	September 24, 2005
Assets
Current assets:
Cash and cash equivalents	$1,066	$6,247
Restricted cash and cash equivalents	208	203
Receivables, less allowances of $1,021 and $544 at September 30, 2006, and September 24, 2005, respectively	30,071	16,548
Inventories	31,796	14,072
Other current assets	2,816	1,274
Income tax receivable	618	—
Deferred income taxes, net	1,384	1,346

Total current assets	67,959	39,690
Fixed assets, net	48,811	39,507
Investment in Keurig, Inc.	—	9,765
Intangibles, net	39,019	—
Goodwill	75,305	1,446
Other long-term assets	2,912	739

	$234,006	$91,147

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$97	$3,530
Accounts payable	23,124	11,228
Accrued compensation costs	5,606	1,929
Accrued expenses	9,108	5,054
Other short-term liabilities	874	60
Income tax payable	—	717

Total current liabilities	38,809	22,518

Long-term revolving line of credit	102,800	—

Long-term debt	71	5,218

Deferred income taxes	17,386	3,019

Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,786,505 and 8,638,281 shares at September 30, 2006 and September 24, 2005, respectively	879	864
Additional paid-in capital	36,070	29,651
Retained earnings	46,138	37,695
Accumulated other comprehensive (loss)	(548)	(72)
ESOP unallocated shares, at cost - 9,770 shares at September 30, 2006 and 15,205 shares at September 24,2005	(263)	(410)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	74,940	60,392

	$234,006	$91,147

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	53 weeks ended September 30, 2006	52 weeks ended September 24, 2005	52 weeks ended September 25, 2004
Net sales	$225,323	$161,536	$137,444
Cost of sales	143,289	104,561	83,360

Gross profit	82,034	56,975	54,084
Selling and operating expenses	46,808	31,517	29,738
General and administrative expenses	17,112	9,554	9,493

Operating income	18,114	15,904	14,853
Other income	202	163	61
Interest expense	(2,261)	(498)	(282)

Income before income taxes	16,055	15,569	14,632
Income tax expense	(6,649)	(6,121)	(5,731)

Income before equity in losses of Keurig, Incorporated, net of tax benefit	9,406	9,448	8,901
Equity in losses of Keurig, Incorporated, net of tax benefit	(963)	(492)	(1,076)

Net income	$8,443	$8,956	$7,825

Basic income per share:
Weighted average shares outstanding	7,505,567	7,192,431	7,004,605
Net income	$1.12	$1.25	$1.12
Diluted income per share:
Weighted average shares outstanding	7,909,116	7,666,832	7,409,426
Net income	$1.07	$1.17	$1.06

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2006, September 24, 2005, and September 25, 2004 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)	Treasury stock		ESOP unallocated		Stockholders’ equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 27, 2003	8,156,491	$816	$21,669	$20,914	$(69)	(1,157,554)	$(7,336)	(31,181)	$(846)	$35,148
Issuance of common stock under employee stock purchase plan	34,677	3	581	—	—	—	—	—	—	584
Options exercised	69,093	7	332	—	—	—	—	—	—	339
Deferred compensation and stock compensation expense	—	—	46	—	—	—	—	—	—	46
Allocation of ESOP shares	—	—	(73)	—	—	-	—	10,121	278	205
Tax benefit from allocation of ESOP shares	—	—	28	—	—	-	—	—	—	28
Tax benefit from exercise of options	—	—	301	—	—	—	—	—	—	301
Other comprehensive loss, net of tax	—	—	—	—	(61)	—	—	—	—	(61)
Net income	—	—	—	7,825	—	—	—	—	—	7,825

Balance at September 25, 2004	8,260,261	826	22,884	28,739	(130)	(1,157,554)	(7,336)	(21,060)	(568)	44,415
Issuance of common stock under employee stock purchase plan	37,808	4	709	—	—	—	—	—	—	713
Options exercised	340,212	34	3,594	—	—	—	—	—	—	3,628
Deferred compensation and stock compensation expense	—	—	176	—	—	—	—	—	—	176
Allocation of ESOP shares	—	—	42	—	—	-	—	5,855	158	200
Tax expense from allocation of ESOP shares	—	—	(16)	—	—	-	—	—	—	(16)
Tax benefit from exercise of options	—	—	2,262	—	—	—	—	—	—	2,262
Other comprehensive loss, net of tax	—	—	—	—	58	—	—	—	—	58
Net income	—	—	—	8,956	—	—	—	—	—	8,956

Balance at September 24, 2005	8,638,281	$864	$29,651	$37,695	$(72)	(1,157,554)	$(7,336)	(15,205)	$(410)	$60,392
Issuance of common stock under employee stock purchase plan	29,365	3	883	—	—	—	—	—	—	886
Options exercised	118,859	12	1,291	—	—	—	—	—	—	1,303
Deferred compensation and stock compensation expense	—	—	1,846	—	—	—	—	—	—	1,846
Allocation of ESOP shares	—	—	53	—	—	-	—	5,435	147	200
Tax expense from allocation of ESOP shares	—	—	(22)	—	—	-	—	—	—	(22)
Tax benefit from exercise of options	—	—	1,551	—	—	—	—	—	—	1,551
Other comprehensive loss, net of tax	—	—	—	—	(476)	—	—	—	—	(476)
Value of earned exchanged options	—	—	817	—	—	—	—	—	—	817
Net income	—	—	—	8,443	—	—	—	—	—	8,443

Balance at September 30, 2006	8,786,505	$879	$36,070	$46,138	$(548)	(1,157,554)	$(7,336)	(9,770)	$(263)	$74,940

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	53 weeks ended September 30, 2006	52 weeks ended September 24, 2005	52 weeks ended September 25, 2004
Net income	$8,443	$8,956	$7,825
Other comprehensive income (loss), net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	(408)	42	(10)
(Gains) losses on derivatives designated as cash flow hedges included in net income	(68)	16	(51)

Other comprehensive income (loss)	(476)	58	(61)

Comprehensive income	$7,967	$9,014	$7,764

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	53 weeks ended September 30, 2006	52 weeks ended September 24, 2005	52 weeks ended September 25, 2004
Cash flows from operating activities:
Net income	$8,443	$8,956	$7,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,906	6,048	4,674
Amortization of intangibles	1,402	—	—
Gain on disposal of fixed assets	(31)	(49)	(89)
Provision for doubtful accounts	360	315	253
Change in fair value of interest rate swap	821	(345)	197
Change in fair value of futures derivatives	21	182	(124)
Change in accumulated other comprehensive income	(476)	58	(61)
Tax benefit from exercise of non-qualified stock options and disqualified dispositions of incentive stock options	362	2,262	301
Tax benefit (expense) from allocation of ESOP shares	(22)	(16)	28
Equity in loss of Keurig, Incorporated	1,648	839	1,784
Deferred income taxes	(49)	157	788
Deferred compensation and stock compensation	1,846	176	46
Contributions to the ESOP	200	200	200
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(7,906)	(3,087)	(1,321)
Inventories	(8,626)	(4,492)	(2,115)
Other current assets	(881)	(413)	44
Income taxes payable (receivable)	(1,335)	694	299
Other long-term assets	(409)	(400)	72
Accounts payable	5,489	2,571	1,268
Accrued compensation costs	3,031	(808)	681
Accrued expenses	1,035	2,026	1,205

Net cash provided by operating activities	12,829	14,874	15,955

Cash flows from investing activities:
Acquisition of Keurig, Incorporated, net of cash acquired	(101,052)	—	—
Expenditures for fixed assets	(13,613)	(9,442)	(18,500)
Proceeds from disposals of fixed assets	493	713	488

Net cash used for investing activities	(114,172)	(8,729)	(18,012)

Cash flows from financing activities:
Net change in revolving line of credit	102,800	—	—
Proceeds from issuance of common stock	2,189	4,341	930
Windfall tax benefits	1,189	—	—
Proceeds from issuance of long-term debt	—	141	9,010
Repayment of long-term debt	(8,580)	(8,691)	(3,393)
Deferred financing fees	(1,431)	—	(128)
Repayment of revolving line of credit	—	—	(350)

Net cash provided by (used for) financing activities	96,167	(4,209)	6,069

Net (decrease) increase in cash and cash equivalents	(5,176)	1,936	4,012
Cash and cash equivalents at beginning of year	6,450	4,514	502

Cash and cash equivalents at end of year	$1,274	$6,450	$4,514

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,235	$753	$513
Cash paid for income taxes	$5,487	$2,719	$3,521
Accounts payable include commitments for fixed asset purchases at the end of each year:	$2,142	$1,456	$1,181

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business and Organization

Green Mountain Coffee Roasters, Inc. (“the Company” or “Green Mountain Coffee”) purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the Northeastern United States. The majority of the Company’s revenue is derived from its wholesale operation which serves supermarket, specialty food store, convenience store, food service, hotel, restaurant, university, travel, and office coffee service customers. The Company also has a consumer direct operation serving customers nationwide.

On June 15, 2006, Green Mountain Coffee purchased the remaining interest in Keurig, Incorporated (“Keurig”) and Keurig became a wholly-owned subsidiary of Green Mountain Coffee. Keurig provides specialty coffee in office, home and food service settings through its patented Keurig premium coffee system that includes Brewing Machines, K-CupsTM, and packaging technology. Featuring a wide variety of branded coffees from its gourmet coffee roasting and tea partners, the Keurig system is designed to provide coffee and tea by the cup.

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2006 represents the 53 week period ended September 30, 2006. Fiscal 2005 and fiscal 2004 represent the years ended September 24, 2005 and September 25, 2004, respectively. Each of these fiscal years consists of 52 weeks.

Green Mountain Coffee Roasters, Inc. is a Delaware company.

2.	Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates market. The Company does not believe that it is subject to any unusual credit or market risk.

Inventories

Inventories are stated at the lower of cost or market. Cost is being measured using a standard cost method which approximates FIFO (first-in first-out). Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers and packaging materials.

Hedging

The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans and an interest rate swap to hedge the effect of fluctuations on interest payments on its outstanding debt. The Company recognizes derivatives on its balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Other long-term assets

Other long-term assets consist of deposits and debt issuance costs. Debt issuance costs are being amortized over the respective life of the applicable debt. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 30, 2006 and September 24, 2005 were $1,530,000 and $99,000, respectively.

Goodwill and intangibles

Goodwill and intangible assets are tested for impairment annually. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2006, 2005, and 2004. All intangible assets are being amortized using the straight-line method over their useful lives. For further information on goodwill and other intangible assets, see Note 6 and Note 8.

Impairment of Long-Lived Asset

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, investments in other companies, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

Provision for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

Advertising costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 30, 2006 and September 24, 2005, prepaid advertising costs of $113,000 and $138,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $9,132,000, $5,609,000, and $5,194,000, for the years ended September 30, 2006, September 24, 2005, and September 25, 2004, respectively.

Fixed assets

Fixed assets are carried at cost, net of accumulated depreciation. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. The cost and accumulated depreciation for fixed assets sold, retired, or otherwise disposed of are relieved from the accounts, and the resultant gains and losses are reflected in income.

The Company follows an industry-wide practice of purchasing and loaning coffee brewing and related equipment to wholesale customers. These assets are also carried at cost, net of accumulated depreciation.

Depreciation costs of manufacturing and distribution assets are included in cost of sales. Depreciation costs of other assets, including equipment on loan to customers, are included in selling and operating expenses.

Revenue recognition

Revenue from wholesale and consumer direct sales is recognized upon product delivery. Sales of single-cup coffee brewers are recognized net of an estimated allowance for returns. Royalty revenue is recognized upon shipment of K-Cups by roasters as set forth under the terms and conditions of various licensing agreements.

In addition, the Company’s customers can earn certain incentives, which are netted against sales in the consolidated income statements. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, and performance based incentive programs.

Cost of Sales

The Company records external shipping and handling expenses in cost of sales.

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Financial instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 30, 2006. See Note 9 and 11 for disclosures on fair value determinations of hedging instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Significant customer credit risk and supply risk

The majority of the Company’s customers are located in the northeastern part of the United States. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company’s customer base. The Company does not require collateral from customers as ongoing credit evaluations of customers’ payment histories are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Recent pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2008. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In July 2006, FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 must be implemented in the first quarter of the Company’s fiscal year 2008. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

Revised classification

The Company has revised the classification of certain information presented in its fiscal 2005 Consolidated Balance Sheet and fiscal 2005 and fiscal 2004 Consolidated Cash Flow Statements to conform to the fiscal 2006 presentation.

3.	Inventories

Inventories consist of the following:

	September 30, 2006	September 24, 2005
Raw materials and supplies	$10,646,000	$7,026,000
Finished goods	21,150,000	7,046,000

	$31,796,000	$14,072,000

Inventory values above are presented net of $219,000 and $133,000 of obsolescence reserves at September 30, 2006, and September 24, 2005, respectively.

At September 30, 2006, the Company had approximately $32.2 million in green coffee purchase commitments, of which approximately 49% had a fixed price. These commitments extend through 2009. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.15 per pound and a price of $11.77 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

4.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	September 30, 2006	September 24, 2005
Production equipment	1 - 15	$37,177,000	$28,169,000
Equipment on loan to wholesale customers	3 - 7	12,294,000	11,263,000
Computer equipment and software	2 - 10	13,932,000	11,241,000
Building	30	5,455,000	5,455,000
Furniture and fixtures	1 - 10	3,414,000	3,214,000
Vehicles	4 - 5	915,000	898,000

Leasehold improvements	1 - 11 or remaining life of the lease, whichever is less	2,093,000	1,861,000
Construction-in-progress		4,433,000	1,684,000

Total fixed assets		79,713,000	63,785,000
Accumulated depreciation		(30,902,000)	(24,278,000)

		$48,811,000	$39,507,000

Total depreciation and amortization expense relating to all fixed assets was $7,906,000, $6,048,000, $4,674,000 for fiscal 2006, 2005, and 2004, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on September 30, 2006 are expected to be in production use before the end of fiscal 2007.

During fiscal 2006, fiscal 2005 and fiscal 2004, $164,000, $226,000, and $281,000, respectively, of interest expense was capitalized.

The Company regularly undertakes a review of its fixed assets records. In fiscal 2006, 2005 and 2004, the Company recorded impairment charges related to obsolete equipment amounting to $23,000, $126,000 and $23,000, respectively. In fiscal 2006, the impairment was recorded under the “GMCR” segment of the Company.

5.	Income Taxes

The provision for income taxes for the years ended September 30, 2006, September 24, 2005, and September 25, 2004 consists of the following:

	September 30, 2006	September 24, 2005	September 25, 2004
Current tax expense:
Federal	$4,543,000	$4,820,000	$3,323,000
State	1,139,000	839,000	825,000

Total current	$5,682,000	$5,659,000	4,148,000

Deferred tax expense:
Federal	$836,000	322,000	1,513,000
State	131,000	140,000	129,000

Total deferred	967,000	462,000	1,642,000

Tax asset valuation allowance	—	—	(59,000)

Total tax expense	$6,649,000	$6,121,000	$5,731,000

Net deferred tax liabilities consist of the following:

	September 30, 2006	September 24, 2005
Deferred tax assets:
Losses of equity investment in Keurig	—	$2,054,000
Section 263A adjustment	58,000	19,000
Deferred hedging losses	385,000	50,000
Vermont VEPC tax credit	601,000	434,000
Other reserves and temporary differences	1,611,000	1,200,000
Net operating loss carryforwards	3,899,000	—

Gross deferred tax assets	6,554,000	3,757,000
Deferred tax asset valuation allowance	(43,000)	(43,000)
Deferred tax liability:

Depreciation	(6,258,000)	(5,387,000)
Intangible assets	(16,255,000)	—

Gross deferred tax liabilities	(22,513,000)	(5,387,000)

Net deferred tax liabilities	$(16,002,000)	$(1,673,000)

The company has net operating loss carryforwards at September 30, 2006 of $10,420,000 which expire in tax years ending in 2010 through 2022. The utilization of these net operating losses is subject to annual limitations due to changes in ownership in 2002 and 2006 of $1,746,000 and $7,137,000, respectively.

On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from the Company for payroll and capital investment tax credits. The total incentives authorized are $2,091,000 over a five year period beginning in fiscal year 2004.

The capital investment tax credits are $1,844,000 of the total authorization and are contingent upon reaching annual minimum capital investments of $4,900,000, $3,000,000, $10,900,000, $5,800,000 and $4,700,000 in 2004, 2005, 2006, 2007 and 2008, respectively. The Company has earned capital investment and payroll tax credits to date through September 30, 2006 of $1,503,000 and $247,000, respectively. All credits are also subject to recapture and disallowance provisions due to curtailment of trade or business. The Company is deemed to have substantially curtailed its trade or business if the average number of full time employees in any period of 120 consecutive days is less than 75% of the highest average number of full time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit. Once a credit is earned, it may be carried forward to any subsequent year for which an approval exists (2004 through 2008 for Green Mountain Coffee) or to any of the next 5 succeeding years following the last year of the term approved by the VEPC. The tax credit earned during fiscal 2006 decreased state income tax expense by $339,000, after its federal tax effect.

The valuation allowance at September 30, 2006 of $43,000 consists entirely of allowance against future utilization of capital losses.

A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

	September 30, 2006	September 24, 2005	September 25, 2004
Tax at U.S. Federal Statutory rate	$5,459,000	$5,294,000	$4,974,000
Increase (decrease) in rates resulting from:
Qualified stock option compensation accounting under FAS 123R	390,000	—	—
State taxes, net of federal benefit	851,000	687,000	682,000
Other	(51,000)	140,000	134,000
Deferred tax asset valuation allowance	—	—	(59,000)

Tax at effective rates	$6,649,000	$6,121,000	$5,731,000

The company elected to use the “short cut” method in determining the FAS 123(R) pool of windfall tax benefits, as permitted under FSP FAS 123(R)-c.

6.	Merger with Keurig, Incorporated

On May 2, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Karma Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Keurig, Incorporated, a Delaware corporation (“Keurig”), and a representative of the security holders of Keurig, pursuant to which Merger Sub will be merged with and into Keurig (the “Merger”). The Merger was consummated on June 15, 2006.

Through the acquisition of Keurig, the Company expects to benefit from Keurig’s presence in the premium quality single-cup brew market. The acquisition seeks to facilitate continued revenue growth, supplemented by royalties from the existing installed brewer base. The Company believes synergies will stem from brand building, geographic market penetration, and existing growth oppportunities for Keurig machines in the Company’s already established channels of distribution.

Prior to the merger, the Company owned 33.2% of Keurig on a fully diluted basis. With the completion of the Merger, the Company acquired the remaining shares of Keurig and Keurig became a wholly owned subsidiary of the Company. Keurig’s results from operations have been included in the Company’s consolidated financial statements since the date of the Merger.

Total consideration under the terms of the Agreement amounts to approximately $104.3 million. This consideration includes $99.5 million paid in cash and $4.8 million of stock options issued to assume the unvested options of Keurig employees (see Compensation Plans footnote).

The Agreement contained customary representations and warranties given by the parties and customary covenants. Under the terms of the Agreement, $20.0 million of the $104.3 million purchase price was placed into escrow at the closing and will be available to satisfy any indemnification claims by the Company under the Agreement for a period of up to 12 months.

The total net cash disbursement associated with the Merger was $101.1 million. This includes $99.5 million of cash consideration paid to the former shareholders of Keurig (other than the Company) and direct acquisition costs of approximately $2.7 million, net of $1.1 million of cash acquired.

The allocation of the purchase price based on fair value of the acquired assets less liabilities assumed is as follows (in thousands):

Net assets acquired:
Inventory and other net current assets	$6,400
Fixed assets and other net long term assets	3,700
Intangible assets	37,800
Goodwill	73,100
Net deferred tax liabilities	(14,400)
GMCR’s 2002 equity investment in Keurig	(5,500)

Total	$101,100

In addition, at September 30, 2006, the Company has $817,000 of goodwill related to the assumed unvested options of Keurig employees.

This acquisition was recorded in accordance with Financial Accounting Standards No. 141 (FAS 141) “Business Combinations” and No. 142 (FAS 142) “Goodwill and Other Intangibles”. Intangible assets recorded in association with this acquisition are being amortized over their estimated useful lives ranging from 7 to 10 years.

The purchase price and its allocation could change as a result of changes in the estimates and assumptions used in determining certain acquisition related accruals. Any change to these estimates and assumptions in the year following the acquisition would result in an offsetting adjustment to the acquired goodwill.

The $39.0 million total net intangible assets balance at September 30, 2006 includes a $2.5 million balance (gross of deferred tax liability) of identifiable technology intangible assets that were acquired through the investment made in Keurig in 2002. These assets continue to be amortized on a straight-line basis over their useful lives estimated in 2002 and ranged from 7 to 10 years. Total intangibles are comprised of $18.3 million of acquired completed technology with an average life of 10 years and $20.7 million of customer and roaster partner agreements and other intangible assets with an average life of 8 years. Intangibles on the September 30, 2006 balance sheet are presented net of accumulated amortization of $3.8 million. Amortization expense of intangibles in fiscal 2006 amounted to $1,402,000. Amortization of intangibles expense (gross of tax) is anticipated to be $4,812,000 ; $4,807,000; $4,792,000; $4,777,000; and $4,733,000 in the years fiscal 2007 through fiscal 2011, respectively.

Prior to June 15, 2006, the Company accounted for its investment in Keurig under the equity method of accounting. Immediately prior to the Merger, the shares of common stock owned by the Company represented approximately 48.1% of Keurig’s outstanding common stock and the total acquired shares (preferred stock and common outstanding shares) represented approximately 41.3% of Keurig’s common equivalent shares. As a result of contractual limitations and restrictions agreed to by the Company in 2002, MD Co., which owned approximately 23% of Keurig’s capital stock, effectively controlled Keurig. As of September 24, 2005, the shares of Common Stock owned by the Company represented approximately 48.6% of Keurig’s outstanding Common Stock, respectively. As of September 24, 2005, the total acquired shares (Preferred Stock and Common Stock) represent approximately 41.3% of Keurig’s common equivalent shares and approximately 34.1% of Keurig’s total shares on a fully diluted basis.

The Company has historically conducted arms-length business transactions with Keurig. Under license agreements with Keurig dated July 22, 2003 and June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $9,497,000 for the thirty-eight weeks ended June 15, 2006 (the Keurig merger date). The Company recorded in cost of sales Keurig licensing royalties in the amount of $10,092,000 and $7,365,000, for the years ended September 24, 2005 and September 25, 2004, respectively.

Keurig also purchased coffee products from the Company. For the thirty-eight weeks ended June 15, 2006, the Company sold $3,966,000 worth of coffee products to Keurig. In the fiscal years 2005 and 2004, the Company sold $2,144,000 and $749,000 worth of coffee products to Keurig, respectively.

In addition, the Company purchased brewer equipment from Keurig. For the thirty-eight weeks ended June 15, 2006, the Company purchased $1,361,000 worth of brewers and associated equipment from Keurig. For the fiscal years 2005 and 2004, the Company purchased $2,506,000 and $2,361,000 worth of brewers and equipment from Keurig, respectively. The Company has eliminated the effect of these intercompany transactions in its consolidated financial statements. At September 24, 2005, the Company had payables to Keurig amounting to $2,067,000.

Prior to June 15, 2006, the earnings related to the Company’s equity investment in Keurig were comprised of two components: (1) the Company’s equity interest in the earnings of Keurig and (2) changes in the fair value of the Company’s investment in Keurig’s preferred stock. During the thirty eight weeks ended June 15, 2006, the losses related to the equity investment in Keurig amounted to ($963,000). During the fiscal 2005 and fiscal 2004 years, the losses related to the equity investment in Keurig amounted to ($492,000) and ($1,076,000), respectively.

Keurig is on a calendar year-end. The Company has included in its income for its 2006 fiscal year the Company’s equity interest in the fourth calendar fiscal quarter of Keurig’s earnings (October 1, 2005 through December 31, 2005) and the first two calendar fiscal quarters of Keurig’s earnings (January 1, 2006 through June 15, 2006, the merger date). The Company has included in its income for the 2005 fiscal year, the Company’s equity interest in Keurig’s earnings of the period starting on October 1, 2004 and ending September 30, 2005. Similarly, the Company has included in its income for the 2004 fiscal year the Company’s ownership interest in Keurig’s earnings of the period starting on October 1, 2003 and ending September 30, 2004. The equity interest in the earnings of Keurig includes the Company’s portion of Keurig’s earnings for the period relative to the Company’s ownership of common stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of preferred stock dividends and redemption rights, as well as depreciation differences between the Company’s equity in the fair value of certain fixed assets as compared to Keurig’s historical cost basis. For the thirty-eight weeks ended June 15, 2006, the Company’s equity interest in the losses of Keurig amounted to ($3,384,000). During fiscal 2005 and fiscal 2004, the Company’s equity interest in the losses of Keurig’ was ($784,000) and ($1,076,000), net tax, respectively.

During the thirty-eight weeks ended June 15, 2006, ($3,502,000) of the equity interest in Keurig’s losses was due to the accretion of preferred stock redemption rights. During fiscal 2005, $468,000, net of taxes, of the equity interest in Keurig’s losses was due to the accretion of Preferred Stock owned by other shareholders. There was no material adjustment for accretion of Preferred Stock redemption rights in fiscal 2004. The carrying value of Keurig’s preferred stock was being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value represents Keurig’s estimate of the amount the holders of the preferred shares will receive upon redemption. The redemption value is based upon a valuation of Keurig performed annually and approved by Keurig’s Board of Directors. The increase in the accretion of the redemption value of the preferred stock reflects the increase in Keurig’s annual valuation which more than doubled at December 31, 2005 from the prior year valuation. The Board of Directors of Keurig reviewed its estimate periodically. The Company carried its investment in Keurig’s preferred stock at accreted redemption value, which approximated fair value which the Company believed it could realize upon redemption or in a transaction with an independent third party. During the fiscal 2006 and fiscal 2005 years, $2,421,000 and $292,000 of the earnings related to the investment in Keurig was due to the increase in the fair value of the Company’s preferred shares based upon a recent valuation determined by Keurig’s Board of Directors. There was no material adjustment for changes in fair value of the Company’s preferred shares in fiscal 2004. The Company recognized its earnings related to its investment in Keurig net of related tax effects. This accounting treatment assumes that the deferred tax asset from the Keurig losses will ultimately be realizable.

Summarized financial information for Keurig is as follows:

Income Statement Information for the eight and a half months ended June 15, 2006 Dollars in thousands
Revenues	$51,704
Cost of goods sold	$25,837
Selling, general, and administrative expenses	$24,617
Operating income	$1,250
Net income	$1,145

Income Statement information for the twelve months ended Dollars in thousands	September 30, 2005	September 30, 2004
Revenues	$52,494	$33,834
Cost of goods sold	$27,310	$17,106
Selling, general and administrative expenses	$25,364	$19,097
Operating loss	$(180)	$(2,369)
Net income (loss)	$3	$(2,446)

Financial Position Information at Dollars in thousands	June 15, 2006	September 30, 2005
Current assets	$16,325	$17,144
Property, plant and equipment, net	$3,374	$2,610
Other assets	$363	$284
Total assets	$20,062	$20,038
Current liabilities	$9,387	$10,561
Noncurrent liabilities	—	—
Redeemable preferred stock	$38,799	$21,088
Stockholder’s deficit	$(28,124)	$(11,611)

The following pro forma information for the 2006 fiscal year has been prepared assuming the acquisition occurred at the beginning of the period presented:

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Pro Forma Condensed Consolidated Statements of Operations

(Dollars in thousands except per share data)

Unaudited

53 weeks ended September 30, 2006 Pro Forma
Net sales	$262,203
Operating income	$14,019
Net income	$4,608

Basic income per share:
Weighted average shares outstanding	7,505,567
Net income	$0.61

Diluted income per share:
Weighted average shares outstanding	7,940,061
Net income	$0.58

7.	Segment Reporting

Since the Keurig merger date of 6/15/06, the Company manages its operations through two business segments: Green Mountain Coffee Roasters, Inc. (GMCR) and its wholly owned subsidiary Keurig. GMCR sells whole bean and ground coffee, coffee and tea in K-Cups, Keurig single cup brewers and other accessories mainly in domestic wholesale and retail markets. Keurig sells their single cup brewers, coffee and tea in K-Cups produced by a variety of roasters and related accessories mainly in domestic wholesale and retail markets. The Company evaluates performance primarily based on segment operating income. Administrative functions such as finance and accounting, treasury and information services are decentralized. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one segment by the other the transaction is valued at market price. The costs of GMCR’s manufacturing operations is captured within the GMCR segment while the

Keurig segment does not have manufacturing facilities and purchases their saleable products from third parties. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment. All of the Company’s goodwill and intangible assets are included in the assets of the GMCR segment.

Year ended 9/30/06 in thousands	GMCR	Keurig(1)		Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$206,052	$19,271		$—		$225,323
Intersegment sales	$1,530	$4,845		$(6,375)		$—
Net sales	$207,582	$24,116		$(6,375)		$225,323

Income before taxes	$18,655	$1,142		$(3,742	)(2)	$16,055

Total assets	$225,150	$31,170		$(22,314	)(3)	$234,006

Property additions	$12,732	$881		$—		$13,613

Stock compensation	$1,692	$113		$—		$1,805

Interest expense	$100	$—		$2,161		$2,261

Depreciation and amortization	$7,543	$725	(4)	$1,402	(5)	$9,670

(1)	The amounts presented for Keurig, Inc. are for the period from the acquisition date of June 15, 2006 until September 30, 2006.

(2)	Includes $1,402,000 of amortization of intangibles, $2,161,000 of interest expense and $179,000 from the elimination of intercompany sales.

(3)	Represents the elimination of the intercompany receivables and payables as well as the elimination of the balance of the pre-merger investment in Keurig.

(4)	Included in the depreciation and amortization expense for Keurig is a non-cash charge of $362,000 for the amortization of the step up to fair value of the Keurig inventory.

(5)	Represents the amortization of the identifiable intangibles related to the purchase of Keurig.

8.	Goodwill resulting from the acquisition of Frontier® Organic Coffee

The carrying value of the Company’s goodwill from the acquisition of the assets related to the coffee business of Frontier Natural Products Co-op of Norway, Iowa, was approximately $1,446,000 at September 30, 2006, and September 24, 2005. There have been no changes in this carrying amount since September 29, 2001. The Company tested its goodwill for impairment at September 30, 2006, and September 24, 2005, concluding that its goodwill is not impaired.

9.	Credit Facility

On June 15, 2006, the Company entered into a new Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”) and other lenders. This facility was utilized to finance the Keurig Merger and associated transaction expenses, as well as to refinance the Company’s existing outstanding indebtedness.

The new credit facility provides for a revolving line of credit in the amount of $125 million and expires on June 15, 2011. At September 30, 2006, $102.8 million was outstanding under the facility. The credit facility is secured by all the assets of the Company. The credit facility contains various negative covenants, including limitations on: liens; investments; loans and advances; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The facility is subject to the following financial covenants: a minimum adjusted EBITDA covenant, a funded Debt to Adjusted EBITDA covenant, a Fixed Charge coverage ratio covenant and a capital expenditures covenant. The Company was in compliance with these covenants at September 30, 2006.

The Borrowings under the Credit Facility bear interest at prime, Libor and Banker’s Acceptance rates, plus a margin based on a performance price structure. At September 30, 2006, interest rates charged on the revolving line of credit were as follows: 9% (Prime rate plus 75 basis points) on $2,800,000; 7.08% (one-month Libor plus 175 basis points) on $75,000,000; and 7.14% (three-month Libor plus 175 basis points) on $25,000,000. However, the rate charged on $69,133,333 of the $75,000,000 one-month Libor was fixed through a swap agreement (see below). Therefore, the rate paid by the Company on that portion of the debt was in effect 7.19% (5.44% plus 175 basis points).

Interest on Libor loans is paid in arrears on the maturity date of such loans. The variable portion of the Credit Facility accrues interest daily and is paid quarterly, in arrears. The Company also pays a commitment fee on the average daily unused portion of the revolving line of credit.

The Company paid a one percent or $1,250,000 arrangement fee to Bank of America at the closing of the Merger.

At September 30, 2006, the Company also had a $56,000 outstanding letter of credit for leased office space and $9,944,000 available under the credit facility to issue letters of credit.

Prior to June 15, 2006, the Company had a credit facility with Bank of America and Citizens Bank New Hampshire (“Citizens”). The facility was last modified in June 2004 and provided for a term loan of $17 million to be amortized over 5 years, a revolving line of credit of $10 million and a $5 million equipment line of credit with a term of 5 years per amount drawn. At September 24, 2005, the balance outstanding under the term loan was $8,450,000. No amount was outstanding under the revolving line of credit or the equipment line of credit at September 24, 2005. On May 31, 2005, the Company used some of its excess cash to pay back $5,000,000 of its term loan debt with Bank of America. This prepayment shortened the maturity date of the loan from June 2009 to December 2007. All other terms of the debt remained unchanged.

That credit facility was used to finance the Company’s new distribution center in fiscal 2004, to purchase needed equipment, as well as for working capital purposes. The interest paid on the credit facility varied with prime, Libor and Banker’s Acceptance rates, plus a margin based on a performance price structure. The interest rate on the term loan was 5.19% at September 24, 2005 (fixed rate under swap agreement discussed below plus 125 basis points).

That credit agreement contained minimum quarterly profitability, maximum funded debt to EBITDA and a debt service coverage ratio. The Company was in compliance with these covenants at September 24, 2005.

The Company had entered into an interest rate swap agreement with Bank of America effective June 29, 2004, in order to fix the interest rate on its term loan. The swap had an original notional amount of $17,000,000 and a maturity date of June 29, 2009. The notional amount at September 24, 2005 was $8,450,000. The effect of this swap was to limit the interest rate exposure to a fixed rate of 3.94% versus the 30-day LIBOR rate. On May 31, 2005, this swap agreement was amended to lower the notional amount by $5,000,000 in conjunction with a prepayment of the term debt being hedged. The termination of the swap was changed from June 2009 to December 2007. All other terms of the swap remained unchanged.

On June 9, 2006, in conjunction with the new credit facility, this swap was cancelled. Upon cancellation, the Company received $63,000, which reduced interest expense.

On June 9, 2006, in conjunction with the new credit facility entered into on June 15, 2006, the Company entered into a new swap agreement. The notional amount of the new swap at September 30, 2006 was $69,133,333. The effect of this swap was to limit the interest rate exposure to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

In accordance with these swap agreements and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense calculated is greater based on the 30-day Libor rate, Bank of America pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Bank of America.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 30, 2006, the Company estimates it would have paid $793,000 (gross of tax), had it terminated the agreement. At September 24, 2005, the Company estimates it would have received $28,000 (gross of tax) if it terminated the swap agreement in place at that time. Green Mountain Coffee designates the swap agreements as cash flow hedges and the fair value of these swaps is classified in accumulated other comprehensive income.

In fiscal 2006 and fiscal 2005, the Company paid $8,000 and $201,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

10.	Long-term Debt

	September 30, 2006	September 24, 2005
Bank of America revolving line of credit (Note 9)	$102,800,000	—
Bank of America term debt (Note 9)	—	$8,450,000
Office equipment capital leases	97,000	135,000
Service vehicle installment loans	71,000	163,000

	102,968,000	8,748,000
Less current portion	97,000	3,530,000

	$102,871,000	$5,218,000

Service Vehicle Installment Loans

The service vehicle installment loans represent several loans to financing institutions for the purchase of service vehicles. At September 30, 2006, the notes bear interest at a rate of 0.0% and require monthly installments totaling approximately $6,000. Maturities vary from May 2007 to February 2008.

Office Equipment Capital Leases

The Company leases copiers and fax machines. These leases require monthly installments of principal and interest totaling approximately $4,000. Maturities vary from March 2008 to October 2009.

Maturities

Maturities of long-term debt for years subsequent to September 30, 2006 are as follows:

Fiscal Year
2007	$99,000
2008	49,000
2009	20,000
2010	—
2011	102,800,000

$102,968,000

11.	Coffee price hedging

The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. Occasionally, the Company also enters into coffee option contracts. At September 30, 2006, the Company held outstanding futures contracts covering 2,288,000 pounds of coffee with a fair market value of ($81,000). At September 30, 2006, deferred losses on futures contracts designated as cash flow hedges amounted to $141,000 ($82,000 net of taxes). These futures contracts are hedging coffee purchases forecasted to take place in the next six months and the related gains and losses will be reflected in cost of sales in the first three fiscal quarters of 2007, when the related finished goods inventory is sold. The deferred losses are classified as accumulated other comprehensive losses. At September 24, 2005, the Company held outstanding futures contracts covering 1,687,500 pounds of coffee with a fair market value of ($60,000). At September 24, 2005, deferred losses on futures contracts designated as cash flow hedges amounted to $150,000 ($90,000 net of taxes). There were no outstanding coffee option contracts at September 30, 2006 and September 24, 2005.

The total gains on futures contracts designated as cash flow hedges that were included in cost of sales in fiscal 2006 amounted to $54,000 ($31,000 net of tax). The total losses on coffee futures contracts that were included in cost of sales in fiscal 2005 amounted to $42,000 ($25,000 net of tax). The fair market value for the futures was obtained from a major financial institution based on the market value of those financial instruments at September 30, 2006 and September 24, 2005.

12.	Employee Compensation Plans

Stock Option Plans

Prior to the establishment on September 21, 1993 of the Company’s first employee Stock Option Plan (the “1993 Plan”), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company’s common stock. All options outstanding under these individual agreements are fully vested and expire on April 15, 2008. At September 30, 2006 and September 24, 2005, 23,792 and 43,440 options were outstanding under these individual agreements, respectively.

The 1993 Plan provides for the granting of both incentive and non-qualified stock options. Effective July 26, 1996, the total number of shares of authorized common stock made available under the 1993 Plan was increased to 550,000. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. There were no options available under the 1993 Plan on September 30, 2006 or September 24, 2005 as this Plan expired on September 21, 2003, ten years after inception.

On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the “1999 Plan”). Under this plan, 500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 30, 2006 and September 24, 2005, options for 11,434 shares of common stock were available for grant under the plan.

On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the “2000 Plan”). Under this plan, 800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 30, 2006 and September 24, 2005, options for 31,406 and 33,856 shares of common stock were available for grant under the plan, respectively.

On March 16, 2006, shareholders of the Company approved the Company’s 2006 Incentive Plan (the “2006 Plan”). A total of 300,000 shares of stock may be issued under the 2006 Plan, although awards other than stock options are limited to a total of 60,000 over the life of the 2006 Plan. At September 30, 2006, 147,650 shares of common stock were available for grant under the 2006 Plan.

On June 15, 2006, the Company completed its acquisition of Keurig, Incorporated. In connection with this acquisition, the Company assumed the existing outstanding unvested option awards of the Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) and the Keurig, Incorporated 2005 Stock Option Plan (the “2005 Plan”). No shares under either the 1995 Plan or the 2005 Plan were eligible for post-acquisition awards. At September 30, 2006, 94,560 options out of the 102,734 options for shares of common stock granted were outstanding under 1995 Plan. At September 30, 2006, 107,613 options out of the 110,413 options granted for shares of common stock were outstanding under the 2005 Plan. All awards assumed in the acquisition were initially granted with a four-year vesting schedule and continue to vest in accordance with their existing terms. Also in connection with the acquisition, the Company made an inducement grant on June 15, 2006 to Mr. Nicholas Lazaris of a non-qualified stock option to purchase 50,000 shares of the Company’s common stock, which vests in four equal annual installments beginning on June 15, 2007. The 50,000 inducement grant was outstanding at September 30, 2006.

Under the 1993 Plan, the 1999 Plan and the 2000 Plan, the option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company’s common stock at the date of grant. Under the 1993 Plan and the 1999 Plan, the option price for each non-qualified stock option shall not be less than 85% of the fair market value of the common stock at the date of grant. The 2000 Plan does not have restrictions on the pricing of non-qualified grants. The 2006 Plan requires the exercise price for all awards requiring exercise to be no less than 100% of fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company’s common stock at the date of grant. Options under the 1993 Plan, the 1999 Plan, the 2000 Plan and the 2006 Plan become exercisable over periods determined by the Board of Directors, generally in the range of four to five years.

Option activity is summarized as follows:

	Number of Shares	Option Price	Average Exercise Price
Outstanding at September 27, 2003	999,602	$2.19 - 26.83	$10.79
Granted	204,900	17.33 - 22.75	19.77
Exercised	(69,093)	2.19 - 22.75	4.93
Canceled	(7,915)	12.89 - 26.83	20.62

Outstanding at September 25, 2004	1,127,494	2.19 - 26.83	12.46
Granted	90,800	22.24 - 38.17	23.47
Exercised	(340,212)	2.19 - 26.83	9.55
Canceled	(23,668)	4.25 - 24.00	18.31

Outstanding at September 24, 2005	854,414	2.19 - 38.17	14.51
Granted	422,297	8.71 - 40.05	27.21
Exercised	(118,859)	2.19 - 26.83	10.96
Canceled	(7,482)	8.71 - 39.72	21.39

Outstanding at September 30, 2006	1,150,370	2.19 - 40.05	19.53

Exercisable at September 25, 2004	673,043	$2.19 - 26.83	$8.79
Exercisable at September 24, 2005	512,062	$2.19 - 26.83	$10.09
Exercisable at September 30, 2006	556,439	$2.19 - 38.17	$12.58

The following table summarizes information about stock options outstanding at September 30, 2006:

Range of exercise price	Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 30, 2006
$ 2.19 - 7.84	194,365	1.94	$3.56	$6,460,000
8.71 - 13.06	196,360	5.62	9.39	5,382,000
13.07 - 19.54	160,747	6.88	16.44	3,273,000
19.76 - 23.05	214,592	4.69	20.43	3,513,000
23.56 - 36.91	178,456	8.23	27.31	1,693,000
37.00 - 40.05	205,850	9.55	38.99	(452,000)

	1,150,370			$19,869,000

The following table summarizes information about stock options exercisable at September 30, 2006:

Range of exercise price	Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 30, 2006
$ 2.19 - 7.84	194,365	1.94	$3.56	$6,460,000
8.71 - 13.06	101,119	4.30	9.58	2,752,000
13.07 - 19.54	90,473	6.05	17.94	1,706,000
19.76 - 23.05	124,742	4.57	20.39	2,047,000
23.56 - 36.91	41,990	6.44	24.49	517,000
37.00 - 40.05	3,750	8.88	38.17	(5,000)

	556,439			$13,477,000

Employee Stock Purchase Plan

On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 300,000 shares of common stock were reserved for issuance under the plan. On March 25, 2004, the Company’s stockholders approved an amendment of this plan to increase the shares available from 300,000 to 600,000 shares. There are two six-month withholding periods in each fiscal year. At September 30, 2006 and September 24, 2005, options for 238,709 and 268,074 shares of common stock were available for grant under the plan, respectively.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS 123(R)”) at the beginning of its first fiscal quarter of 2006. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical employee turnover experience and future expectations.

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 5% for the grants issued during fiscal 2006. The weighted-average fair value of options granted during fiscal 2006 was $22.42.

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to 6 months; an average volatility of 35%; no dividend yield; and an average risk-free interest rate equal to 4.2% for the purchase rights granted during fiscal 2006. The weighted-average fair values of purchase rights granted during fiscal 2006 was $9.10.

The Company uses a blended historical volatility to estimate expected volatility at the measurement date. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company’s historical experience.

For the year ended September 30, 2006, income before income taxes was reduced by a stock compensation expense $1,805,000 (gross of tax) due to the adoption of FAS 123(R). Additionally, the impact on net income was a reduction of $1,478,000 for fiscal 2006. This represents a reduction in basic and diluted EPS of $0.20 and $0.19 for fiscal 2006, respectively. For the year ended September 30, 2006, cash flows from financing activities were increased (and cash flow from operations were correspondingly decreased) by $1,188,000 as a result of the adoption of FAS 123(R).

Total unrecognized share-based compensation costs related to non-vested stock options was approximately $8.69 million as of September 30, 2006 which related to approximately 594,000 shares with a per share weighted value of $14.63. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2 years. The intrinsic value of options exercised during fiscal 2006 was approximately $3,395,000. The Company’s policy is to issue new shares upon exercise of stock options.

The Company is using the modified prospective application (“MPA”) transition method, without restatement of prior periods in the year of adoption. Prior to the adoption of FAS 123(R) in fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense was recognized for its stock option awards and its stock purchase plan because the exercise price of the Company’s stock options equals or exceeds the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company’s net income and net income per share for fiscal 2004 and fiscal 2005 would have decreased to the pro forma amounts indicated below:

In thousands, except per share data	Fiscal 2005	Fiscal 2004
Net income, as reported	$8,956	$7,825
Stock-based compensation expense included in reported net income, net of tax	96	23
Total stock-based compensation expense determined under fair value based method, net of tax	(1,083)	(1,046)
Pro forma net income	7,969	6,802

Basic net income per share, as reported	1.25	1.12
Basic net income per share, pro forma	1.11	0.97

Diluted net income per share, as reported	1.17	1.06
Diluted net income per share, pro forma	1.04	0.92

The fair value of each stock option was estimated on the option’s measurement date using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years and 5 years in fiscal 2005 and 2004, respectively; an average volatility of 41% and 57% for fiscal 2005 and 2004, respectively; no dividend yield; and a risk-free interest rate averaging 4.00% and 3.00% for fiscal 2005 and 2004 grants, respectively. The weighted-average fair values of options granted during 2005 and 2004 are $12.03 and $9.90, respectively.

The fair value of the employees’ purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 2005 and 2004: an expected life of six months for all periods presented; expected volatility of 37% and 57%, respectively; no dividend yield; and an average risk-free interest rate of 3.05% and 1.50%, respectively. The weighted average fair value of those purchase rights granted in fiscal 2005 and 2004 was $8.02 and $7.00, respectively.

13.	Defined Contribution Plan

The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All regular full-time employees of the Company (excluding its Keurig subsidiary) who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $723,000, $625,000, and $533,000, for the years ended September 30, 2006, September 24, 2005, and September 25, 2004, respectively.

The Keurig subsidiary of the Company has a separate defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All regular full-time employees of Keurig who are at least eighteen years of age and have completed three months of service are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the Keurig plan amounted to $50,000 during the fifteen weeks ended September 30, 2006.

14.	Employee Stock Ownership Plan

On September 14, 2000, the Board of Directors of the Company adopted a resolution establishing the Green Mountain Coffee, Inc., Employee Stock Ownership Plan (the “ESOP”) and the related Green Mountain Coffee, Inc., Employee Stock Ownership Trust (the “Trust”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. All employees of the Company (not including its Keurig subsidiary) with one year or more of service who are at least twenty-one years of age are eligible to participate in the Plan, in accordance with the terms of the Plan. The Company may, at its discretion, contribute shares of Company stock or cash that is used to purchase shares of Company stock. Company contributions are credited to eligible participants’ accounts pro-rata based on their compensation. Plan participants hired before January 1, 2002, become vested in their Plan benefits ratably over five years from the date of hire of the employee. Plan participants hired after January 1, 2002, become vested in their Plan benefits after five years of employment.

In April 2001, a total of 12,500 shares were purchased at a cost of $197,000 in the open market and distributed directly to participants. On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open-market purchases of the Company’s common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company’s fiscal 2010 year. Between April 19, 2001 and August 21,

2001, the Trust purchased 73,800 shares of the Company’s common stock at an average price of $27.11 per share. The fair value of unearned ESOP shares at September 30, 2006 and September 24, 2005, was $360,000 or $36.80 a share and $519,000 or $34.16 a share, respectively.

For each of the years ended September 30, 2006, September 24, 2005, and September 25, 2004, the Company recorded compensation costs of $200,000 annually for contributions to the ESOP.

After the close of 2005 and 2004 calendar years, 5,855 and 10,121 shares were transferred from the unallocated ESOP pool of shares and allocated to participants’ accounts, respectively. At September 30, 2006, 5,435 shares had been committed to be released to participants’ accounts at the end of the calendar 2006 year.

15.	Deferred Compensation Plan

The 2002 Deferred Compensation Plan permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company. Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 30, 2006 and September 24, 2005, 97,167 and 98,284 shares of Common Stock were available for future issuance under this Plan, respectively. As of September 30, 2006 and September 24, 2005, rights to acquire 2,833 and 1,716 shares of Common Stock were outstanding under this Plan, respectively.

16.	Related party transactions

The Company uses travel services provided by Heritage Flight, a charter air services company acquired by Mr. Stiller, the Company’s CEO, in September 2002. During fiscal years 2006, 2005, and 2004, the Company was billed a total of $115,000, $125,000, and $129,000, respectively, by Heritage Flight for travel services provided to various employees of the Company.

17.	Commitments, Lease Contingencies and Contingent Liabilities

Leases

The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancelable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $2,899,000, 2,159,000, and $2,037,000, and in fiscal 2006, 2005, and 2004, respectively.

Minimum future lease payments (net of committed sublease agreements of $56,000 for fiscal 2007 and $7,000 for fiscal 2008) under non-cancellable operating leases for years subsequent to September 30, 2006 are as follows:

Fiscal Year	Operating Leases
2007	$2,360,000
2008	1,657,000
2009	1,244,000
2010	1,102,000
2011	986,000
Thereafter	4,787,000

Total minimum lease payments	$12,136,000

In conjunction with its purchase of Keurig’s stock in 2002, the Company had issued Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig, Incorporated as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig’s stock and the price paid by the Company when it acquired Keurig stock in 2002. The Merger was not considered a liquidity event, and therefore no payments under these SARs agreements were made upon consummation of the Merger. However, the agreement remains in effect and, under certain circumstances, if the Company were to sell Keurig, the sale may trigger a liquidity event under the agreement. At September 30, 2006 and September 24, 2005, the Company estimated that it would have been required to record an expense equal to $652,000 and $42,000, respectively, had a liquidity event occurred.

18.	Earnings per share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations computations as required by SFAS No. 128 (dollars in thousands, except share and per share data):

	Year Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Numerator - basic and diluted earnings per share: Net income	$8,443	$8,956	$7,825

Denominator:
Basic earnings per share - weighted average shares outstanding	7,505,567	7,192,431	7,004,605
Effect of dilutive securities - stock options	403,549	474,401	404,821

Diluted earnings per share - weighted average shares outstanding	7,909,116	7,666,832	7,409,426

Basic earnings per share	$1.12	$1.25	$1.12
Diluted earnings per share	$1.07	$1.17	$1.06

For the fiscal years ended September 30, 2006, September 24, 2005, and September 25, 2004, 129,000, 2,000, and 105,000 options for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

19.	Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2006 and fiscal 2005 (dollars in thousands, except per share data). All quarters presented are made of 12 weeks except for the first fiscal quarters of fiscal 2006 and fiscal 2005 which comprise 16 weeks each, and the fourth quarter of fiscal 2006 which comprises 13 weeks.

Fiscal 2006	January 14, 2006	April 8, 2006	July 1, 2006	September 30, 2006
Net sales	$63,867	$46,779	$47,802	$66,875
Gross profit	$22,294	$16,846	$17,743	$25,151
Net income	$2,980	$1,974	$1,955	$1,534
Earnings per share:
Basic	$0.40	$0.26	$0.26	$0.20
Diluted	$0.38	$0.25	$0.25	$0.19

Fiscal 2005	January 15, 2005	April 9, 2005	July 2, 2005	September 24, 2005
Net sales	$50,357	$36,993	$37,782	$36,404
Gross profit	$17,823	$12,943	$13,691	$12,518
Net income	$2,406	$1,960	$2,155	$2,435
Earnings per share:
Basic	$0.34	$0.27	$0.30	$0.33
Diluted	$0.32	$0.26	$0.28	$0.31

Schedule II - Valuation and Qualifying Accounts

for the fiscal years ended

September 30, 2006, September 24, 2005, and September 25, 2004

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2006	$544,000	$360,000	$117,000	—	$1,021,000
Fiscal 2005	$481,000	$315,000	—	$252,000	$544,000
Fiscal 2004	$439,000	$253,000	—	$211,000	$481,000

