Form 10-Q
period 2006-12-30
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2007-02-08
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

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

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of February 1, 2007, 7,720,415 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 30, 2006	September 30, 2006
	unaudited
Assets
Current assets:
Cash and cash equivalents	$3,734	$1,066
Restricted cash and cash equivalents	32	208
Receivables, less allowances of $1,264 and $1,021 at December 30, 2006, and September 30, 2006, respectively	29,954	30,071
Inventories	28,471	31,796
Other current assets	3,214	2,816
Income tax receivable	2,819	618
Deferred income taxes, net	1,426	1,384

Total current assets	69,650	67,959
Fixed assets, net	50,291	48,811
Intangibles, net	37,817	39,019
Goodwill	75,305	75,305
Other long-term assets	2,799	2,912

	$235,862	$234,006

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$87	$97
Accounts payable	20,698	23,124
Accrued compensation costs	6,038	6,736
Accrued expenses	8,299	7,978
Other short-term liabilities	650	874

Total current liabilities	35,772	38,809

Long-term revolving line of credit	99,400	102,800

Long-term debt	53	71

Deferred income taxes	20,331	17,386

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 20,000,000 shares; Issued - 8,865,512 and 8,786,505 shares at December 30, 2006 and September 26, 2006, respectively	887	879
Additional paid-in capital	38,741	36,070
Retained earnings	48,580	46,138
Accumulated other comprehensive (loss)	(303)	(548)
ESOP unallocated shares, at cost - 9,770 shares at December 30, 2006 and at September 30,2006	(263)	(263)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)

Total stockholders' equity	80,306	74,940

	$235,862	$234,006

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended December 30, 2006	Sixteen weeks ended January 14, 2006
Net sales	$83,341	$63,867
Cost of sales	51,656	41,573

Gross profit	31,685	22,294

Selling and operating expenses	19,272	13,328
General and administrative expenses	6,592	3,803

Operating income	5,821	5,163

Other income	38	71
Interest expense	(1,793)	(84)

Income before income taxes	4,066	5,150

Income tax expense	(1,624)	(2,172)

Income before earnings related to investment in Keurig, Inc.	2,442	2,978

Earnings related to investment in Keurig, Inc., net	—	2

Net income	$2,442	$2,980

Basic income per share:
Weighted average shares outstanding	7,651,320	7,475,844
Net income	$0.32	$0.40

Diluted income per share:
Weighted average shares outstanding	8,076,561	7,877,622
Net income	$0.30	$0.38

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended December 30, 2006	Sixteen weeks ended January 14, 2006
Net income	$2,442	$2,980
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	199	197
Losses/ (gains) on derivatives designated as cash flow hedges included in net income	46	37

Other comprehensive income/ (loss)	245	234

Comprehensive income	$2,687	$3,214

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders' Equity

For the Period Ended December 30, 2006

(Dollars in thousands)

	Common stock					Treasury stock		ESOP unallocated shares
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)	Shares	Amount	Shares	Amount	Stockholders' equity
Balance at September 30, 2006	8,786,505	$879	$36,070	$46,138	$(548)	(1,157,554)	$(7,336)	(9,770)	$(263)	$74,940
Options exercised	79,007	8	837	—	—	—	—	—	—	845
Stock compensation expense	—	—	744	—	—	—	—	—	—	744
Tax benefit from exercise of options	—	—	1,055	—	—	—	—	—	—	1,055
Deferred compensation	—	—	35	—	—	—	—	—	—	35
Other comprehensive income, net of tax	—	—	—	—	245	—	—	—	—	245
Net income	—	—	—	2,442	—	—	—	—	—	2,442

Balance at December 30, 2006	8,865,512	$887	$38,741	$48,580	$(303)	(1,157,554)	$(7,336)	(9,770)	$(263)	$80,306

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen weeks ended December 30, 2006	Sixteen weeks ended January 14, 2006
Cash flows from operating activities:
Net income	$2,442	$2,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,572	2,144
(Gain) on disposal of fixed assets	(17)	(19)
Provision for doubtful accounts	134	215
Change in fair value of interest rate swap	(142)	(25)
Change in fair value of futures derivatives	(234)	(264)
Change in accumulated other comprehensive income	245	234
Tax benefit from stock compensation	34	49
Stock compensation	744	417
Earnings related to investment in Keurig, Inc.	—	(4)
Deferred income taxes	2,903	533
Deferred compensation	35	27
Changes in assets and liabilities:
Receivables	(17)	(1,623)
Inventories	3,325	7
Income tax (receivable) payable	(2,201)	389
Other current assets	(245)	(869)
Other long-term assets, net	113	40
Accounts payable	(1,744)	1,939
Accrued compensation costs	(698)	1,788
Accrued expenses	321	629

Net cash provided by operating activities	8,570	8,587
Cash flows from investing activities:
Capital expenditures for fixed assets	(4,554)	(5,356)
Proceeds from disposals of fixed assets	38	193

Net cash used for investing activities	(4,516)	(5,163)
Cash flows from financing activities:
Proceeds from issuance of common stock	845	192
Windfall tax benefit	1,021	147
Repayment of long-term debt	(3,428)	(1,737)

Net cash used for financing activities	(1,562)	(1,398)
Net increase in cash and cash equivalents	2,492	2,026
Cash and cash equivalents at beginning of period	1,274	6,450

Cash and cash equivalents at end of period	$3,766	$8,476

Accounts payable include commitments for fixed asset purchases at the end of period:	$1,460	$1,055

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen week period ended December 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2007.

The December 30, 2006 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. ("the Company" or "Green Mountain") for the fiscal year ended September 30, 2006. Throughout this presentation, we refer to the consolidated company as "the Company" or "Green Mountain Coffee."

The Company has revised the classification of certain information presented in its fiscal 2006 Consolidated Balance Sheet and Consolidated Statement of Cash Flows to conform to fiscal 2007 presentation.

2.	Change in Fiscal Quarters

The Company modified its fiscal calendar effective at the beginning of fiscal 2007 to report on four 13-week quarters. Historically, the Company has reported interim results on the basis of one 16-week quarter and three 12-weeks quarters, with the first three fiscal quarters ending sixteen, twenty-eight and forty weeks into the fiscal year, respectively. Starting with fiscal 2007, the first three quarters of the fiscal year will end thirteen, twenty-six and thirty-nine weeks into the fiscal year, respectively. This calendar change does not effect the Company's fiscal year end, which is the last Saturday of September.

A reconciliation of the fiscal first quarter 2006 consolidated statement of operations as reported for the sixteen weeks ended January 14, 2006 and the as adjusted, and thus comparable, fiscal first quarter 2006 presented on a thirteen weeks basis which would have ended on December 24, 2005 is provided in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The adjusted thirteen-week fiscal first quarter of 2006 data is used for comparative purposes. Management believes this information is useful for investors because the extra three weeks in the prior year had a significant impact on the Company’s results, and disregarding the extra three weeks would inappropriately distort the first quarter fiscal 2006 to fiscal 2007 comparisons.

The table below presents condensed income statement information as filed with the Securities and Exchange Commission for the first fiscal quarter of 2006 and, in order to better compare 2007 results with 2006 results, the comparable as adjusted information for the first thirteen weeks of fiscal 2006.

In thousands, except per share data	As reported – Sixteen weeks ended January 14, 2006	Less adjustment for extra three weeks	As adjusted – Thirteen weeks ended December 24, 2005
Net sales	$63,867	$(10,732)	$53,135
Operating profit	5,163	(162)	5,001
Net income	2,980	(84)	2,896
Basic net income per share	0.40	(0.01)	0.39
Diluted net income per share	0.38	(0.01)	0.37

3.	Segment Reporting

Since the acquisition of Keurig, Incorporated ("Keurig") on June 15, 2006, the Company manages its operations through two business segments: Green Mountain Coffee Roasters, Inc. (GMCR) and its wholly owned subsidiary Keurig. GMCR sells whole bean and ground coffee, coffee and tea in K-Cups, Keurig single cup brewers and other accessories mainly in domestic wholesale and retail markets. Keurig sells their single cup brewers, coffee and tea in K-Cups produced by a variety of roasters and related accessories mainly in domestic wholesale and retail markets. Throughout this presentation, unless otherwise noted, the information provided is on a consolidated basis.

The Company evaluates performance primarily based on segment operating income. The operating segments do not share manufacturing or distribution facilities, and administrative functions such as finance and accounting, and information services are decentralized. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at market price. The costs of GMCR's manufacturing operations is captured within the GMCR segment while the Keurig segment does not have manufacturing facilities and purchases their saleable products from third parties. The Company's property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment. All of the Company's goodwill and intangible assets are included in the assets of the GMCR segment.

Fiscal quarter ended 12/30/06 in thousands	GMCR	Keurig		Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$58,728	$24,613		—		$83,341
Intersegment sales	$2,536	$5,050		$(7,586)		—
Net sales	$61,264	$29,663		$(7,586)		$83,341

Income before taxes	$5,741	$1,567		$(3,242	)(1)	$4,066

Total assets	$236,181	$27,248		$(27,567	) (2)	$235,862

Stock compensation	$471	$273		—		$744

Interest expense	—	—		$1,793		$1,793

Property additions	$3,431	$441		—		$3,872

Depreciation and amortization	$2,049	$450	(3)	$1,203	(4)	$3,702

(1)	Includes $1,203,000 of amortization of intangibles, $1,793,000 of interest expense and $246,000 from the elimination of intercompany sales.
(2)	Represents the elimination of the intercompany receivables and payables as well as the elimination of the balance of the investment in Keurig.
(3)	Included in the depreciation and amortization expense for Keurig is a non-cash charge of $130,000 for the amortization of the step up to fair value of the Keurig inventory.
(4)	Represents the amortization of the identifiable intangibles related to the purchase of Keurig.

4.	Warranty Reserve

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The changes in the carrying amount of product warranties for the quarter ended December 30, 2006 is as follows:

Thirteen weeks ended December 30, 2006
Balance at September 30, 2006	$230,000
Provision charged to income	939,000
Usage	(375,000)

Balance at December 30, 2006	$794,000

5.	Inventories

Inventories consisted of the following at:

	December 30, 2006	September 30, 2006
Raw materials and supplies	$11,682,000	$10,646,000
Finished goods	16,789,000	21,150,000

	$28,471,000	$31,796,000

Inventory values above are presented net of $254,000 and $219,000 of obsolescence reserves at December 30, 2006 and September 30, 2006, respectively.

At December 30, 2006, the Company had approximately $31.1 million in green coffee purchase commitments, of which approximately 32% had a fixed price. These commitments extend through 2010. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.30 per pound and a price of $11.77 per pound for Kona Mountain EstateTM coffee. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

6.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Thirteen weeks ended December 30, 2006	Sixteen weeks ended January 14, 2006
Numerator - basic and diluted earnings per share :
Net income	$2,442	$2,980

Denominator:
Basic earnings per share - weighted average shares outstanding	7,651,320	7,475,844
Effect of dilutive securities - stock options	425,241	401,778

Diluted earnings per share - weighted average shares outstanding	8,076,561	7,877,622

Basic earnings per share	$0.32	$0.40
Diluted earnings per share	$0.30	$0.38

For the thirteen weeks ended December 30, 2006, options to purchase 294,000 shares of common stock were excluded in the calculation of diluted earnings per share because they were antidilutive. No options were excluded in the computation of diluted earnings per share for the sixteen weeks ended January 14, 2006.

7.	Derivative Instruments and Hedging Activities

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At December 30, 2006, the Company held outstanding futures contracts with a fair market value of $153,000. At January 14, 2006, the Company held outstanding futures contracts with a fair market value of $204,000.

At December 30, 2006, deferred gains on futures contracts designated as cash flow hedges amounted to $137,000 ($79,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the thirteen weeks ended December 30, 2006, total losses on futures contracts (gross of tax) included in cost of sales amounted to $79,000. In the sixteen weeks ended January 14, 2006, total losses on futures contracts (gross of tax) included in cost of sales amounted to $64,000.

The Company entered into an interest rate swap agreement with Bank of America N.A. ("Bank of America") effective June 9, 2006, in conjunction with its new credit facility entered into on June 15, 2006. The notional amount of the new swap at December 30, 2006 and September 30, 2006 was $69,133,333. The effect of this swap is to limit the interest rate exposure to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap's notional amount will decrease progressively in future periods and terminates on June 15, 2011.

At December 30, 2006 and September 30, 2006, the Company estimates it would have paid $650,000 and $793,000 (gross of tax), respectively, had it terminated the agreement. The Company designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

For the thirteen weeks ended December 30, 2006, the Company paid $20,000 pursuant to the swap agreement, which increased interest expense. For the sixteen weeks ended January 14, 2006, the Company received $116 pursuant to a swap agreement, which reduced interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

8.	Equity Investment in Keurig, Inc.

Prior to the acquisition of Keurig, the Company owned 33.2% of Keurig on a fully diluted basis and accounted for its investment in Keurig under the equity method of accounting. Since the date of the acquisition, Keurig’s results from operations have been included in the Company’s consolidated financial statements.

In addition to its investment in Keurig, the Company conducted arms-length business transactions with Keurig. Under license agreements with Keurig, the Company paid Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $3,828,000 for the fiscal quarter ended January 14, 2006. Keurig also purchased coffee products from the Company. For the sixteen weeks ended January 14, 2006, the Company sold $1,181,000 worth of coffee products to Keurig. In addition, the Company purchased brewer equipment from Keurig. For the sixteen weeks ended January 14, 2006, the Company purchased $799,000 worth of brewers and associated equipment from Keurig. The Company eliminated the effect of these related party transactions.

Prior to the merger, the earnings related to the Company's investment in Keurig were comprised of two components: (1) the Company's equity interest in the earnings of Keurig and (2) changes in the fair value of the Company's investment in Keurig's preferred stock. During the sixteen weeks ended January 14, 2006, the earnings related to the investment in Keurig amounted to $2,000.

Keurig was on a calendar year-end. The Company included in its income for the sixteen week period ended January 14, 2006 the Company's equity interest in the fourth calendar fiscal quarter of Keurig's earnings (October 1, 2005 through December 31, 2005), without giving effect to the differences between the duration of the Company's first fiscal quarter (16 weeks) and Keurig's fourth calendar quarter (13 weeks). The equity interest in the earnings of Keurig included the Company's portion of Keurig's earnings for the period relative to the Company's ownership of common stock in Keurig for that period, net of certain adjustments. For the sixteen weeks ended January 14, 2006, the Company's equity interest in the earnings of Keurig amounted to ($2,355,000).

During the sixteen weeks ended January 14, 2006, ($2,429,000) of the equity interest in Keurig's earnings was due to the accretion of preferred stock redemption rights. The carrying value of Keurig's preferred stock was being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value represented Keurig's estimate of the amount the holders of the preferred shares would receive upon redemption. The redemption value was based upon a valuation of Keurig performed annually and approved by Keurig's board of directors. The Company carried its investment in Keurig's preferred stock at accreted redemption value, which approximated fair value. During the sixteen weeks ended January 14, 2006, $2,357,000 of the earnings related to the investment in Keurig was due to the increase in the fair value of the Company's preferred shares based upon the recent valuation determined by Keurig's board of directors. The Company recognized its earnings related to its investment in Keurig net of related tax effects.

Summarized unaudited financial information for Keurig (which is on a calendar year) is as follows:

Income Statement Information for the Three Months ended December 31, 2005 Dollars in thousands
Revenues	$20,632
Cost of goods sold	$11,518
Selling, general, and administrative expenses	$8,480
Operating income	$634
Net income	$523

Financial Position Information as of December 31, 2005 Dollars in thousands
Current assets	$16,019
Property, plant and equipment, net	$2,944
Other assets	$275
Total assets	$19,238
Current liabilities	$9,234
Redeemable preferred stock	$33,235
Shareholders' deficit	$(23,231)

9.	Compensation Plans

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments ("FAS123(R)"). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the first quarter of fiscal 2007: an expected life averaging 6 years; an average volatility of 40%; no dividend yield; and a risk-free interest rate averaging 4.57%. The weighted-average fair value of options granted during the thirteen weeks ended December 30, 2006 was $17 per share.

For grants issued in the first quarter of fiscal 2006, the assumptions are as follows: an expected life averaging 6 years; an average volatility of 48%; no dividend yield; and a risk-free interest rate averaging 4.2%. The weighted-average fair value of options granted during the sixteen weeks ended January 14, 2006 was $18 per share.

The grant-date fair value of employees' purchase rights under the Company's Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the first quarter of fiscal 2007: an expected life averaging 6 months; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging 5.0%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 30, 2006 was $9.58 per share.

For the purchase rights granted in the first quarter of fiscal 2006, the assumptions used are as follows: an expected life averaging 6 months; an average volatility of 33%; no dividend yield; and a risk-free interest rate averaging 3.8%. The weighted-average fair values of purchase rights granted during the sixteen weeks ended January 14, 2006 was $7.24 per share.

For the thirteen weeks ended December 30, 2006 and the sixteen weeks ended January 14, 2006, income before income taxes was reduced by a stock compensation expense of $744,000 and $417,000 (gross of tax).

On the basis of interim guidance provided by the Internal Revenue Service, on December 7, 2006, the Company and its Chief Financial Officer, Ms. Rathke, agreed to amend a discounted option to avoid the adverse tax consequences of Section 409A of the Internal Revenue Code by increasing the exercise price of the option to the fair market value on the date of its grant. This agreement also provides for a deferred cash payment equal to the difference between the original option price and the amended option price. The Company recorded an expense of $32,000 in the fiscal quarter of fiscal 2007 to account for this modification.

The Company maintains an Employee Stock Ownership Plan (the "ESOP"). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirteen week period ended December 30, 2006 and in the sixteen week period ended January 14, 2006, the Company recorded compensation costs of $50,000 and $62,000 to accrue for anticipated stock distributions under the ESOP, respectively. On December 30, 2006, the ESOP held 9,770 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company's board of directors are eligible to participate in the Plan. In the thirteen week period ended December 30, 2006, $35,000 of compensation expense was recorded under this Plan. In the sixteen week period ended January 14, 2006, $27,000 of compensation expense was recorded under this Plan.

10.	Income Taxes

During fiscal 2004, the state of Vermont awarded the company tax credits totaling $2,091,000, to be earned over a five-year period from fiscal 2004 through fiscal 2008. The company records the tax benefit of these credits in the periods that they are earned. Through fiscal 2006 the company had earned $1,750,000 of the $2,091,000 total credit, and is expected to earn the remaining $341,000 during fiscal 2007. The tax credits are subject to recapture and disallowance in the event of a substantial curtailment of the Company's trade or business.

11.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	December 30, 2006	September 30, 2006
Production equipment	1 - 15	$37,672,000	$37,177,000
Equipment on loan to wholesale customers	3 - 7	12,542,000	12,294,000
Computer equipment and software	2 - 10	14,599,000	13,932,000
Building	30	5,519,000	5,455,000
Furniture and fixtures	1 - 10	4,397,000	3,414,000
Vehicles	4 - 5	953,000	915,000
Leasehold improvements	1 - 11 or remaining life of the lease, whichever is less	2,443,000	2,093,000
Construction-in-progress		5,199,000	4,433,000

Total fixed assets		83,324,000	79,713,000

Accumulated depreciation		(33,033,000)	(30,902,000)

		$50,291,000	$48,811,000

Total depreciation expense relating to all fixed assets was $2,369,000 and $2,144,000 for the thirteen weeks ended December 30, 2006 and the sixteen weeks ended January 14, 2006, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on December 30, 2006 are expected to be in production use before the end of fiscal 2007.

In the thirteen weeks ended December 30, 2006, the Company capitalized $70,000 of interest expense. In the sixteen weeks ended January 14, 2006, the Company capitalized $45,000 of interest expense.

12.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the CEO of Green Mountain Coffee Roasters. During the thirteen weeks ended December 30, 2006 and the sixteen weeks ended January 14, 2006, Heritage Flight billed the Company the amount of $22,000 and $12,000, respectively, for travel services to various employees of the Company.

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

Basis of Presentation

Since the acquisition of Keurig, Incorporated ("Keurig") in June 2006, we have managed our operations through two business segments, Green Mountain Coffee Roasters, Inc. and Keurig, and we evaluate performance primarily based on segment operating income. The operating segments do not share manufacturing or distribution facilities, and administrative functions such as finance and accounting, and information services are decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” or “Green Mountain Coffee,” and we refer to our operating segments as “GMCR” and “Keurig.”

Included in this presentation are discussions and reconciliations of net income and diluted earnings per share (“EPS”) in accordance with generally accepted accounting principles (“GAAP”) to net income and diluted EPS excluding certain expenses and losses, which we refer to as Non-GAAP net income and Non-GAAP diluted EPS. These Non-GAAP measures exclude stock-based employee compensation, inventory step-up adjustments and amortization of identifiable intangibles related to the Keurig acquisition completed on June 15, 2006 and non-cash gains or losses from the Company’s equity investment in Keurig prior to the acquisition. Non-GAAP net income and Non-GAAP diluted EPS are not in accordance with, or an alternative to, GAAP. The Company’s management uses these Non-GAAP measures in discussing and analyzing its results of operations because it believes the Non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the Non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company. A reconciliation of all GAAP to non-GAAP financial measures is provided in the Company’s financial tables accompanying this filing.

The Company changed its quarterly calendar in fiscal 2007 to report four thirteen-week quarters ending on the last Saturday in September (which is the same year-end as in prior years). The prior quarterly calendar was sixteen weeks for the first quarter, twelve weeks for the second, third and fourth quarters except in the years with the additional 53rd week. In addition to the first quarter 2006 results provided in accordance with GAAP throughout this report, we have provided as adjusted measurements to conform our first quarter 2006 results to the 2007 presentation related to our quarterly calendar change. The adjusted thirteen-week fiscal first quarter of 2006 is included so that investors have a comparable thirteen-week 2006 fiscal quarter to compare with the thirteen-week fiscal 2007 quarter. Management believes this information is useful for investors because the extra three weeks in the prior year had a significant impact on the Company's results, and disregarding the extra three weeks would inappropriately distort the first quarter fiscal 2006 to first quarter fiscal 2007 comparisons. Management uses the as adjusted measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations and

Reconciliation of Reported First Quarter 2006 to Adjusted First Quarter 2006 Period

(in thousands except per share amounts)

		First Quarter 2006 Reconciliation
	First Quarter 2007, As Reported (13 weeks)	First Quarter 2006, As Reported (16 weeks)	Less: Adjustment for extra 3 weeks	First Quarter 2006, As Adjusted (13 weeks)
Net Sales	$83,341	$63,867	$(10,732)	$53,135
Cost of Sales	51,656	41,573	(7,425)	34,148
Gross Profit	31,685	22,294	(3,307)	18,987
Selling and operating expenses	19,272	13,328	(2,540)	10,788
General and administrative expenses	6,592	3,803	(605)	3,198
Operating Income	5,821	5,163	(162)	5,001
Other income	38	71	(18)	53
Interest expense	(1,793)	(84)	35	(49)
Income before income taxes	4,066	5,150	(145)	5,005
Income tax expense	(1,624)	(2,172)	61	(2,111)
Income before equity in losses of Keurig,	2,442	2,978	(84)	2,894
Incorporated, net of tax benefit
Equity in income (loss) of Keurig,	—	2	—	2
Incorporated, net of tax benefit

Net Income	$2,442	$2,980	$(84)	$2,896

Net Income per share - basic	$0.32	$0.40	$(0.01)	$0.39

Net income per share - diluted	$0.30	$0.38	$(0.01)	$0.37

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen Weeks Ended December 30, 2006	Thirteen Weeks Ended December 24, 2005, as adjusted
Net sales	100.0%	100.0%
Cost of sales	62.0%	64.3%

Gross profit	38.0%	35.7%
Selling and operating expenses	23.1%	20.3%
General and administrative expenses	7.9%	6.0%

Operating income	7.0%	9.4%
Other income	0.0%	0.1%
Interest expense	(2.2)%	(0.1)%

Income before income taxes	4.8%	9.4%
Income tax expense	(1.9)%	(3.9)%

Income before equity in earnings of Keurig	2.9%	5.5%
Equity in earnings of Keurig, net of tax	—	0.0%

Net income	2.9%	5.5%

Segment Summary

Net sales and income before taxes for GMCR and Keurig are summarized in the tables below (note Keurig was acquired in June 2006 and was first reported on a consolidated basis in Q3 of 2006).

	Net sales (in millions)
	Thirteen weeks ended 12/30/06	Sixteen weeks ended 1/14/06
GMCR	$61.3	$63.9
Keurig	29.6	—
Inter-company eliminations	(7.6)	—
Total Company	$83.3	$63.9

	Income before taxes (in millions)
	Thirteen weeks ended 12/30/06	Sixteen weeks ended 1/14/06
GMCR	$5.7	$5.1
Keurig	1.6	—
Corporate and Intercompany eliminations	(3.2)	—
Total Company	$4.1	$5.1

Revenue

Company Summary

Net sales for the first quarter of fiscal 2007 totaled $83.3 million as compared to $63.9 million reported in the prior fiscal year’s first quarter, a sixteen-week period. Excluding the extra three weeks in the fiscal first quarter of 2006, net sales for the first quarter of fiscal 2007 increased by $30.2 million or 56.8% over the as adjusted net sales for the prior period.

GMCR

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Total Coffee Pounds Shipped by Stand-Alone Green Mountain Coffee

(Unaudited Pounds in Thousands)

Channel	Q1 13 wks. ended 12/30/06	Q1 13 wks. ended 12/24/05	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
Supermarkets	1,657	1,725	(68)	-3.9%
Convenience Stores	1,455	1,560	(105)	-6.7%
Office Coffee Srvs	1,720	1,501	219	14.6%
Food Service	1,367	1,182	185	15.7%
Consumer Direct	503	314	189	60.2%

Totals	6,702	6,282	420	6.7%

Note:	Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note:	The pounds shipped number in the Consumer Direct channel, includes shipments made to Keurig, Inc. for sales to the retail channel.

Region	Q1 13 wks. ended 12/30/06	Q1 13 wks. ended 12/24/05	Q1 Y/Y lb. Increase	Q1 % Y/Y lb. Increase
New England	3,146	2,780	366	13.2%
Mid Atlantic	1,796	1,722	74	4.3%
South	1,082	1,046	36	3.4%
Midwest	330	354	(24)	-6.8%
West	306	334	(28)	-8.4%
International	42	46	(4)	-8.7%

Totals	6,702	6,282	420	6.7%

GMCR segment net sales for the first quarter of fiscal 2007 were $61.3 million as compared to $63.9 million reported in the prior sixteen-week period. Excluding the extra three weeks in the fiscal first quarter of 2006, net sales for the GMCR segment in the first quarter of fiscal 2007 increased 15.3% over the as adjusted net sales of $53.1 million during the prior period. Dollar sales growth was strongest in the consumer direct, office coffee service (OCS), and food service channels. The GMCR segment K-Cup® shipments of coffee and tea increased 34% over the prior year comparable quarter.

The consumer direct channel grew 60% in coffee pounds shipped. The majority of this growth was related to the sales of K-Cups® to consumers for use with Keurig® Single-Cup Brewers, as well as K-Cup sales to Keurig, for their developing retail and consumer channels. The 15% increase in coffee pounds shipped in the OCS channel continues to demonstrate the appeal and success of the Keurig single-cup brewing system. The food service channel increased 16% in coffee pounds shipped with the majority of this increase driven by continued strong sales to existing customers, including McDonald’s restaurants in New England and Albany, New York.

In the convenience store channel, coffee pounds shipped decreased 7%. This decrease primarily relates to fluctuations in quarterly inventory replenishment to McLane Company, the distributor to Exxon Mobil Corporation convenience stores. The supermarket channel coffee pounds shipped decreased 4% with increased coffee pounds from new customer acquisitions not fully offsetting certain declines in some other supermarket customers due to increased competition in the specialty coffee category in this channel.

We experienced a 17% gain in shipments of certified Fair Trade and organic coffees, including co-branded Newman’s Own® Organics coffees. Certified Fair Trade and organic coffees represented 29% of total volume shipped.

Keurig

Net sales of Keurig included in our first quarter of fiscal 2007 prior to elimination of inter-company sales were $29.7 million, an increase of 44% over the prior year period when Keurig was not consolidated into our financial results. The increase in sales was primarily due to higher brewer and K-Cup sales and royalty income from the sales of K-Cups.

Data Related to Keurig, Inc., a wholly-owned subsidiary, and Green Mountain Coffee Roasters

(Unaudited data and in thousands)

	Q1 13 wks ended 12/30/06	Q1 13 wks ended 12/31/05	Q1 Y/Y Increase	Q1 % Y/Y Increase
Total Keurig brewers shipped (1)	121	76	45	58%
Total K-Cups shipped (system-wide) (2)	146,000	102,000	44,000	43%
Total K-Cups shipped by GMCR (3)	82,000	61,000	21,000	34%

(1)	Total Keurig brewers shipped means brewers shipped by Keurig to customers in the US/Canada. Cumulative brewers shipped life to date to customers in the US/Canada as of 12/30/06 is 594 thousand units.
(2)	Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the US/Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig.
(3)	Total K-Cups shipped by GMCR are under the brands Green Mountain Coffee, Newman’s Own Organics coffee and Celestial Seasonings tea

Gross Profit

Company gross profit for the first quarter of fiscal 2007 totaled $31.7 million or 38.0% of net sales as compared to $22.3 million or 34.9% of net sales reported in the prior fiscal year’s first quarter, a sixteen-week period. Excluding the extra three weeks in the fiscal first quarter of 2006, the Company’s gross profit increased by $12.7 million, or 66.9%, from $19.0 million. Included in the Company’s gross profit of the fiscal first quarter of 2007 is approximately $10.3 million of Keurig's gross profit, after elimination of inter-company sales.

As a percentage of net sales, Company gross profit margin increased 2.3% to 38.0% in the first quarter of fiscal 2007 as compared to 35.7% when excluding the extra three weeks in the first quarter of 2006. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of inter-company royalties for K-Cups from cost of sales.

The GMCR segment gross profit was 35.0% of net sales in the first quarter of fiscal 2007 as compared to the previously reported prior sixteen-week first quarter of fiscal 2006 of 34.9%. Excluding the extra three weeks in the first quarter of fiscal 2006, the as adjusted gross profit margin was 35.7% with the first quarter 2007 decline in margin due primarily to variations in sales mix (mostly related to the higher percentage of sales of K-Cups, which have a lower gross margin).

The Keurig segment gross profit was 35.5% of net sales and totaled $10.5 million in the first quarter of fiscal 2007. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The $939,000 increase in the carrying amount of product warranties for the first quarter of fiscal 2007 reflects both the increase in the experience rate of warranty usage of certain brewers noted during the quarter as well as the increase in the number of brewers sold during the quarter.

Selling, General and Administrative Expenses

Company selling and operating expenses for the first quarter of fiscal 2007 increased by $6.0 million to $19.3 million from $13.3 million in the previously reported sixteen-week first quarter of fiscal 2006. Excluding the extra three weeks in the fiscal first quarter of 2006, the Company’s selling and operating expenses increased by $8.5 million, or 78.6%, from $10.8 million in the comparable period last year. Company general and administrative expenses for the first quarter of fiscal 2007 increased by $2.8 million to $6.6 million from $3.8 million in the previously reported sixteen-week first quarter of fiscal 2006. Excluding the extra three weeks in the fiscal first quarter of 2006, the Company’s general and administrative expenses increased by $3.4 million, or 106.1%, from $3.2 million in the comparable period last year. In the first quarter of fiscal 2007, total Company selling, general and administrative (“S,G&A”) expenses increased to 31.0% of net sales from 26.8% of net sales in the previously reported sixteen-week first quarter of fiscal 2006 and 26.3% of net sales when excluding the extra three weeks in the first quarter of fiscal 2006.

For the first quarter of fiscal 2007, the increase in selling, general and administrative expenses as a percentage of net sales was primarily due to several factors including, the impact of consolidating Keurig’s higher S,G&A expenses into the total company’s financial results, the inclusion of $1.2 million non-cash amortization expenses related to the identifiable intangibles in the first quarter of fiscal 2007 as part of the purchase price accounting for the acquisition of Keurig, and an increase of $376,000 in non-cash stock-based compensation charges over the comparable prior year period.

For the GMCR segment, S,G&A expenses were 25.6% of sales as compared to the previously reported prior sixteen-week period of 26.9%. Excluding the extra three weeks in the first quarter of 2006, the as adjusted S,G&A margin was 26.3%. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

For the Keurig segment, S,G&A expenses in the first quarter of fiscal 2007 were $9.0 million.

Operating income

Company operating income was $5.8 million in the first quarter of fiscal 2007, as compared to $5.2 million in the previously reported sixteen-week first quarter of fiscal 2006, and $5.0 million when excluding the extra three weeks in the fiscal first quarter of 2006, and, as a percentage of net sales, 7.0%, 8.1% and 9.4%, respectively. Excluding the non-cash amortization expenses related to the identifiable intangibles and non-cash inventory step-up adjustments of approximately $1.3 million and excluding the $744,000 total stock compensation charge, the Company’s operating margin was 9.5% in the first quarter of fiscal 2007, as compared to 10.0% in the comparable period when excluding the extra three weeks in the fiscal first quarter of 2006.

GMCR’s operating income for the first quarter of fiscal 2007 was $5.7 million as compared to $5.2 million reported in the prior sixteen-week period. Excluding the extra three weeks in the fiscal first quarter of 2006, operating income for the first quarter of fiscal 2007 increased 14.3% over the as adjusted operating income of $5.0 million during the prior period. GMCR operating margin was 9.3% for the first quarter of 2007 as compared to 9.4% in the comparable last year period. Excluding the $470,000 stock compensation charge in the first quarter of 2007 and the comparable $339,000 stock compensation charge in the comparable first quarter of 2006, the GMCR stand-alone operating margin was 10.1% as compared to 10.0% in the as adjusted prior year period.

Keurig’s operating income for the thirteen weeks ended December 30, 2006 was $1.6 million (prior to inter-company eliminations), including non-cash stock-based compensation charges of $274,000 and $130,000 of amortization of step-up in fair value of inventory.

Other Income, Interest Expense and Taxes

Company interest expense increased by $1.7 million to $1.8 million in the first quarter of fiscal 2007, up from $84,000 in the previously reported sixteen-week first quarter of fiscal 2006, and from $49,000 when excluding the extra three weeks in the first quarter of fiscal 2006. The increase is mainly due to increased borrowings under our new $125 million revolving credit agreement to fund the acquisition of Keurig. The average effective interest rate was 7.1% and we capitalized $70,000 of interest expense in the first quarter of fiscal 2007.

The effective income tax rate for the Company was 39.9% in the fiscal 2007 quarter, down from 42.2% in the fiscal 2006 quarter. The change was primarily due to a decrease in income tax rates in the state of Vermont.

Income before income taxes

Company income before income taxes for the fiscal first quarter of 2007 was $4.1 million, compared to the reported sixteen week fiscal first quarter of 2006 of $5.1 million. Excluding the extra three weeks in the fiscal first quarter of 2006 income before income taxes was $5.0 million. Excluding the impact of the non-cash items described below, non-GAAP net income grew approximately 19.4% in the first quarter of fiscal 2007 totaling $3.7 million, or $0.46 per share, compared to non-GAAP net income of $3.1 million or $0.39 per share, for the comparable 2006 period. The non-cash items excluded were: (i) Pre-tax non-cash stock-based compensation charges of $744,000 or approximately $0.06 per diluted share in the fiscal first quarter of 2007 as compared to $339,000 or approximately $0.02 per diluted share in the adjusted thirteen-week first quarter of fiscal 2006; (ii) As part of the purchase price accounting for the acquisition of Keurig, the fiscal first quarter 2007 results include pre-tax non-cash amortization expense related to the identifiable intangibles and pre-tax non-cash inventory step-up adjustments of approximately $1.3 million or $0.10 per diluted share; and (iii) The Company’s net income in the first quarter of fiscal 2006 includes recognition of after-tax non-cash income of $2,000 or $0.00 per share as a result of its equity investment in Keurig, Inc.

Net Income and Diluted EPS

Company net income for the thirteen weeks ended December 30, 2006 was $2.4 million, as compared to $3.0 million for the sixteen weeks ended January 14, 2006. Diluted earnings per share for the thirteen weeks ended December 30, 2006 were $0.30 per share, as compared to $0.38 per share the sixteen week period ended January 14, 2006. Excluding the extra three weeks in the fiscal first quarter of 2006, net income was $2.9 million and $0.37 per diluted share. The primary reason for the decrease is the merger with Keurig and non-cash items outlined above.

The following tables show a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for the first quarter of fiscal 2007 and the as adjusted first quarter of fiscal 2006:

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Statements of Operations - Non-GAAP basis

(in thousands except per share amounts)

	Thirteen weeks ended December 30, 2006
	GAAP	Stock-Based Compensation	Inventory Step up Adjustment	Amortization of Identifiable Intangibles	Equity in earnings of Keurig, net of tax benefit	Non-GAAP
Net Sales	$83,341	$—	$—	$—	$—	$83,341
Cost of Sales	51,656	(80)	(130)	—	—	51,446
Gross Profit	31,685	80	130	—	—	31,895
Selling and operating expenses	19,272	(280)	—	—	—	18,992
General and administrative expenses	6,592	(384)	—	(1,203)	—	5,005
Operating Income	5,821	744	130	1,203	—	7,898
Other income	38	—	—	—	—	38
Interest expense	(1,793)	—	—	—	—	(1,793)
Income before income taxes	4,066	744	130	1,203	—	6,143
Income tax expense	(1,624)	(297)	(52)	(480)	—	(2,453)
Income before equity in losses of Keurig,	2,442	447	78	723	—	3,690
Incorporated, net of tax benefit
Equity in income (loss) of Keurig,	—	—	—	—	—	—
Incorporated, net of tax benefit
Net Income	$2,442	$447	$78	$723	$—	$3,690

Basic income per share:
Weighted average shares outstanding	7,651,320	7,651,320	7,651,320	7,651,320	7,651,320	7,651,320
Net Income	$0.32	$0.06	$0.01	$0.09	$—	$0.48

Diluted income per share:
Weighted average shares outstanding	8,076,561	8,076,561	8,076,561	8,076,561	8,076,561	8,076,561
Net income	$0.30	$0.06	$0.01	$0.09	$—	$0.46

	As Adjusted Thirteen weeks ended December 24, 2005
	GAAP	Stock- Based Compensation	Inventory Step up Adjustment	Amortization of Identifiable Intangibles	Equity in earnings of Keurig, net of tax benefit	Non- GAAP
Net Sales	$53,135	$—	$—	$—	$—	$53,135
Cost of Sales	34,148	(51)	—	—	—	34,097
Gross Profit	18,987	51	—	—	—	19,038
Selling and operating expenses	10,788	(110)	—	—	—	10,678
General and administrative expenses	3,198	(178)	—	—	—	3,020
Operating Income	5,001	339	—	—	—	5,340
Other income	53	—	—	—	—	53
Interest expense	(49)	—	—	—	—	(49)
Income before income taxes	5,005	339	—	—	—	5,344
Income tax expense	(2,111)	(143)	—	—	—	(2,254)
Income before equity in losses of Keurig,	2,894	196	—	—	—	3,090
Incorporated, net of tax benefit	—	—	—	—	—	—
Equity in income (loss) of Keurig,	2	—	—	—	(2)	—
Incorporated, net of tax benefit	—	—	—	—	—	—
Net Income	$2,896	$196	$—	$—	$(2)	$3,090

Basic income per share:
Weighted average shares outstanding	7,475,844	7,475,844	7,475,844	7,475,844	7,475,844	7,475,844
Net Income	$0.39	$0.03	$—	$—	$—	$0.41

Diluted income per share:
Weighted average shares outstanding	7,877,622	7,877,622	7,877,622	7,877,622	7,877,622	7,877,622
Net income	$0.37	$0.02	$—	$—	$—	$0.39

Liquidity and Capital Resources

Working capital was $33,878,000 at December 30, 2006, up $4,728,000 from $29,150,000 at September 30, 2006. The increase was primarily due to increased cash balances provided through operations and decreased accounts payable.

Net cash provided by operating activities was $8,570,000 for the thirteen weeks ended December 30, 2006, as compared to $8,587,000 for the sixteen weeks ended January 14, 2006. Cash flows from operations were used to fund capital expenditures and repay long-term debt in both periods presented.

During the thirteen weeks ended December 30, 2006, we had capital expenditures of $4,554,000, including $2,140,000 for production and distribution equipment; $1,010,000 for computer equipment and software; $987,000 for leasehold improvements, building, fixtures and vehicles; and $417,000 for loaner equipment.

During the sixteen weeks ended January 14, 2006, we had capital expenditures of $5,356,000, including $3,254,000 for production and packaging equipment, $811,000 for computer equipment and software, $760,000 for loaner equipment, and $531,000 for leasehold improvements, fixtures and vehicles.

At December 30, 2006, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $5,199,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment as well as various computer software and hardware upgrades. All assets in construction in progress are expected to be ready for production use by the end of fiscal 2007.

In the thirteen weeks ended December 30, 2006, cash flows from financing activities included $845,000 generated from the exercise of employee stock options, up from $192,000 in the sixteen week period ended January 14, 2006. In addition, cash flows from operating and financing activities included a $1,055,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $196,000 in the sixteen weeks ended January 14, 2006. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

We maintain a $125,000,000 credit facility with Bank of America and other lenders. At December 30, 2006, the outstanding balance on our revolving line of credit was $99,400,000. A letter of credit in the amount $56,000 was also outstanding at December 30, 2006.

The Credit Facility is subject to the following financial covenants: a minimum adjusted EBITDA covenant, a funded debt to adjusted EBITDA covenant, a fixed charge coverage ratio covenant and a capital expenditures covenant. The Company was in compliance with these covenants at December 30, 2006.

We expect to spend between $18 million and $20 million in capital expenditures in fiscal 2007, primarily for production and packaging equipment, and computer software upgrades. Such capital expenditures are anticipated to be funded from operating cash flows.

We believe that our cash flows from operating activities, existing cash and the modified credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, and fund anticipated capital expenditures and service debt requirements through the next 12 months. However, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2006.). Actual results could differ from those estimates.

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

Hedge Accounting

We use coffee futures to hedge price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would have to record the changes in the fair value of the derivative instruments directly to earnings. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 7 in the “Notes to Condensed Consolidated Financial Statements,” included elsewhere in this report.

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

Warranty

We provide for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.

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

Forward-Looking Statements

Except for historical information, the discussion in this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “expect,” “will,” “feel,” “estimate,” “intend,” “plan,” “project,” “forecast,” and similar expressions, may identify such forward-looking statements. Forward-looking statements are inherently uncertain and actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, pricing pressures and competition in general, our ability to continue to grow and build profits in the office and at home markets with its single-cup brewers for the home and office markets, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, our level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Expected maturity date	2007, remaining	2008	2009	2010	2011	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	—	30,267	30,267
Average interest rate	—	—	—	—	7.14%	7.14%
Fixed rate (in thousands)	$71	$49	$20	—	$69,133	$69,273
Average interest rate	2.01%	3.53%	4.69%	—	7.10%	7.09%

At December 30, 2006, we had $30.3 million subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $303,000 annually.

On June 9, 2006, the Company entered into a new swap agreement. The notional amount of the new swap at December 30, 2006 was $69,133,333. The effect of this swap is to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 30, 2006, we estimate we would have had to pay $650,000 (gross of tax), had we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

For the thirteen weeks ended December 30, 2006, we paid $20,000 pursuant to the swap agreement, which increased interest expense. For the sixteen weeks ended January 14, 2006 we received $116 pursuant to a swap agreement, which reduced interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At December 30, 2006, the Company had approximately $31,062,000 in green coffee purchase commitments, of which approximately 32% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At December 30, 2006, the Company held outstanding futures contracts covering 1,012,000 pounds of coffee with a fair market value of $153,000, gross of tax. The average settlement price used to calculate the fair value of the contracts outstanding was $1.26. If the settlement price drops on average by 10%, the loss incurred will be approximately $128,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2007.

Item 4.	Controls and Procedures

As of December 30, 2006, Green Mountain Coffee's management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Green Mountain Coffee’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

There have been no significant changes in our internal controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

On January 10, 2007, Keurig filed a patent infringement lawsuit against Kraft Foods Inc., Kraft Foods Global, Inc. and Tassimo Corporation in the United States District Court for the District of Delaware asserting that Kraft's T DISC single-serve beverage cartridges infringe upon Keurig's United States Patent Number 6,607,762. Keurig is seeking injunctive relief preventing further Kraft Foods T DISC sales as well as damages for past infringement.

Keurig's patent family which covers its K-Cup® line of single serve beverage filter cartridges is not involved in the lawsuit.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2006 Form 10-K.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 2/8/2007	By:	/s/ Robert P. Stiller
Robert P. Stiller,
President and Chief Executive Officer

Date: 2/8/2007	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer