Form 10-Q
period 2007-03-31
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2007-05-10
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 31, 2007

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

(802) 244-5621

(Registrants’ telephone number, including area code)

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

YES  ☑                    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

YES  ☐                    NO  ☑

As of April 28, 2007, 7,773,590 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$233	$1,066
Restricted cash and cash equivalents	115	208
Receivables, less allowances of $1,273 and $1,021 at March 31, 2007, and September 30, 2006, respectively	34,397	30,071
Inventories	25,820	31,796
Other current assets	3,273	2,816
Income tax receivable	866	618
Deferred income taxes, net	1,829	1,384

Total current assets	66,533	67,959
Fixed assets, net	52,573	48,811
Intangibles, net	36,614	39,019
Goodwill	75,208	75,305
Other long-term assets	3,340	2,912

Total assets	$234,268	$234,006

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$72	$97
Accounts payable	21,229	23,124
Accrued compensation costs	5,740	6,736
Accrued expenses	8,358	7,978
Other short-term liabilities	758	874

Total current liabilities	36,157	38,809

Long-term revolving line of credit	91,700	102,800

Long-term debt	40	71

Deferred income taxes	19,988	17,386

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 60,000,000 shares; Issued - 8,924,647 and 8,786,505 shares at March 31, 2007 and September 26, 2006, respectively	893	879
Additional paid-in capital	41,794	36,070
Retained earnings	51,725	46,138
Accumulated other comprehensive (loss)	(430)	(548)
ESOP unallocated shares, at cost - 9,770 shares at March 31, 2007 and at September 30,2006	(263)	(263)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	86,383	74,940

Total liabilities and stockholder’s equity	$234,268	$234,006

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended March 31, 2007	Twelve weeks ended April 8, 2006
Net sales	$82,877	$46,779
Cost of sales	50,393	29,933

Gross profit	32,484	16,846
Selling and operating expenses	17,935	9,912
General and administrative expenses	7,490	2,987

Operating income	7,059	3,947
Other income	37	101
Interest expense	(1,631)	(39)

Income before income taxes	5,465	4,009
Income tax expense	(2,320)	(1,699)

Income before earnings related to investment in Keurig, Inc.	3,145	2,310
Earnings (loss) related to investment in Keurig, Inc., net	—	(336)

Net income	$3,145	$1,974

Basic income per share:
Weighted average shares outstanding	7,727,546	7,492,301
Net income	$0.41	$0.26
Diluted income per share:
Weighted average shares outstanding	8,206,598	7,909,263
Net income	$0.38	$0.25

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Twenty-six weeks ended March 31, 2007	Twenty-eight weeks ended April 8, 2006
Net sales	$166,218	$110,646
Cost of sales	102,049	71,506

Gross profit	64,169	39,140
Selling and operating expenses	37,207	23,240
General and administrative expenses	14,082	6,790

Operating income	12,880	9,110
Other income	75	172
Interest expense	(3,424)	(123)

Income before income taxes	9,531	9,159
Income tax expense	(3,944)	(3,871)

Income before earnings related to investment in Keurig, Inc.	5,587	5,288
Earnings (loss) related to investment in Keurig, Inc., net	—	(334)

Net income	$5,587	$4,954

Basic income per share:
Weighted average shares outstanding	7,689,502	7,482,811
Net income	$0.73	$0.66
Diluted income per share:
Weighted average shares outstanding	8,141,649	7,893,795
Net income	$0.69	$0.63

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended March 31, 2007	Twelve weeks ended April 8, 2006	Twenty-six weeks ended March 31, 2007	Twenty-eight weeks ended April 8, 2006
Net income	$3,145	$1,974	$5,587	$4,954
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	(127)	(16)	72	181
(Gains) losses on derivatives designated as cash flow hedges included in net income	—	(44)	46	(7)

Other comprehensive income (loss)	(127)	(60)	118	174

Comprehensive income	$3,018	$1,914	$5,705	$5,128

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended March 31, 2007 (Dollars in thousands)

	Common stock		Additional paid-in	Retained	Accumulated other compre-	Treasury stock		ESOP unallocated shares		Stockholders’
	Shares	Amount	capital	earnings	hensive (loss)	Shares	Amount	Shares	Amount	equity
Balance at September 30, 2006	8,786,505	$879	$36,070	$46,138	$(548)	(1,157,554)	$(7,336)	(9,770)	$(263)	$74,940
Options exercised	120,490	12	1,255	—	—	—	—	—	—	1,267
Issuance of common stock under employee stock purchase plan	17,652	2	550							552
Stock compensation expense	—	—	2,008	—	—	—	—	—	—	2,008
Tax benefit from exercise of options	—	—	1,869	—	—	—	—	—	—	1,869
Deferred compensation	—	—	42	—	—	—	—	—	—	42
Other comprehensive income, net of tax	—	—	—	—	118	—	—	—	—	118
Net income	—	—	—	5,587	—	—	—	—	—	5,587

Balance at March 31, 2007	8,924,647	$893	$41,794	$51,725	$(430)	(1,157,554)	$(7,336)	(9,770)	$(263)	$86,383

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-six weeks ended March 31, 2007	Twenty-eight weeks ended April 8, 2006
Cash flows from operating activities:
Net income	$5,587	$4,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,251	3,893
Gain on disposal of fixed assets	(30)	(50)
Provision for doubtful accounts	264	287
Change in fair value in interest rate swap	(35)	(42)
Change in fair value in futures derivatives	(78)	(63)
Change in accumulated other comprehensive income	118	174
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	54	58
Equity in loss of Keurig, Incorporated	—	575
Deferred income taxes	2,157	213
Deferred compensation and stock compensation	2,050	810
Changes in assets and liabilities:
Receivables	(4,590)	(3,486)
Inventories	6,106	(842)
Income tax payable (receivable)	(248)	(623)
Other current assets	(364)	(1,039)
Other long-term assets, net	(428)	(381)
Accounts payable	(1,780)	2,613
Accrued compensation costs	(996)	2,448
Accrued expenses	343	(772)

Net cash provided by operating activities	15,381	8,727

Cash flows from investing activities:
Capital expenditures for fixed assets	(8,786)	(8,105)
Proceeds from disposals of fixed assets	94	373

Net cash used for investing activities	(8,692)	(7,732)

Cash flows from financing activities:
Net change in revolving line of credit	(11,100)	—
Proceeds from issuance of common stock	1,819	731
Windfall tax benefit	1,815	447
Repayment of long-term debt and capital lease obligations	(56)	(2,624)

Net cash used for financing activities	(7,522)	(1,446)

Net decrease in cash and cash equivalents	(833)	(451)
Cash and cash equivalents at beginning of period	1,066	6,247

Cash and cash equivalents at end of period	$233	$5,796

Accounts payable include commitments for fixed asset purchases at the end of period:	$2,027	$401

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen week and twenty-six week periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2007.

The September 30, 2006 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. (“the Company” or “Green Mountain”) for the fiscal year ended September 30, 2006. Throughout this presentation, we refer to the consolidated company as “the Company” or “Green Mountain Coffee.”

The Company has revised the classification of certain information presented in its fiscal 2006 Consolidated Balance Sheet and Consolidated Statement of Cash Flows to conform to fiscal 2007 presentation.

2.	Change in Fiscal Quarters

The Company modified its fiscal calendar effective at the beginning of fiscal 2007 to report on four 13-week quarters. Historically, the Company has reported interim results on the basis of one 16-week quarter and three 12-weeks quarters, with the first three fiscal quarters ending sixteen, twenty-eight and forty weeks into the fiscal year, respectively. Starting with fiscal 2007, the first three quarters of the fiscal year will end thirteen, twenty-six and thirty-nine weeks into the fiscal year, respectively. This fiscal calendar change does not effect the Company’s fiscal year end, which is the last Saturday of September.

A reconciliation of the fiscal second quarter 2006 consolidated statement of operations as reported for the twelve weeks ended April 8, 2006 and the as-adjusted, and thus comparable, fiscal second quarter 2006 presented on a thirteen weeks basis which would have ended on March 25, 2006 is provided in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The adjusted thirteen-week fiscal second quarter of 2006 data is used for comparative purposes. Management believes this information is useful for investors because the extra week in the second quarter period of the current year had a significant impact on the Company’s results, and disregarding the extra week would inappropriately distort the second quarter fiscal 2006 to fiscal 2007 comparisons.

The table below presents condensed income statement information as filed with the Securities and Exchange Commission for the second fiscal quarter of 2006 and, in order to better compare 2007 results with 2006 results, the comparable as-adjusted information for the second thirteen-weeks period of fiscal 2006.

In thousands, except per share data	As reported - Twelve weeks ended April 8, 2006	Adjustment for one extra week	As-adjusted - Thirteen weeks ended March 25, 2006
Net sales	$46,779	$2,922	$49,701
Operating profit	3,947	(683)	3,264
Net income	1,974	(399)	1,575
Basic net income per share	0.26	(0.05)	0.21
Diluted net income per share	0.25	(0.05)	0.20

The table below presents condensed income statement information as filed with the Securities and Exchange Commission for the first and second fiscal quarter of 2006 and, in order to better compare 2007 results with 2006 results, the comparable as-adjusted information for the first twenty-six-weeks period of fiscal 2006.

In thousands, except per share data	As reported - Twenty-eight weeks ended April 8, 2006	Adjustment for extra two weeks	As-adjusted - Twenty-six weeks ended March 25, 2006
Net sales	$110,646	$(7,810)	$102,836
Operating profit	9,110	(845)	8,265
Net income	4,954	(483)	4,471
Basic net income per share	0.66	(0.06)	0.60
Diluted net income per share	0.63	(0.06)	0.57

3.	Segment Reporting

Since the acquisition of Keurig, Incorporated (“Keurig”) on June 15, 2006, the Company manages its operations through two business segments: Green Mountain Coffee Roasters, Inc. (GMCR) and its wholly owned subsidiary Keurig. GMCR sells whole bean and ground coffee, coffee and tea in K-Cups, Keurig single cup brewers and other accessories mainly in domestic wholesale and retail markets. Keurig sells their single cup brewers, coffee and tea in K-Cups produced by a variety of roasters and related accessories mainly in domestic wholesale and retail markets. Throughout this presentation, unless otherwise noted, the information provided is on a consolidated basis.

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

Fiscal quarter ended 3/31/07 in thousands	GMCR	Keurig	Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$56,778	$26,099	—		$82,877
Intersegment sales	$2,479	$5,999	$(8,478)		—
Net sales	$59,257	$32,098	$(8,478)		$82,877
Income before taxes	$3,953	$4,209	$(2,697	)(1)	$5,465
Total assets	$236,321	$28,224	$(30,277	)(2)	$234,268
Stock compensation	$725	$279	—		$1,004
Interest expense	—	—	$1,631		$1,631
Property additions	$4,117	$683	—		$4,800
Depreciation and amortization	$2,113	$363	$1,203	(3)	$3,679

(1)	Includes $1,203,000 of amortization of intangibles, plus $1,631,000 of interest expense less $137,000 from the elimination of intercompany profit.

(2)	Represents the elimination of the intercompany receivables and payables as well as the elimination of the balance of the investment in Keurig.

(3)	Represents the amortization of the identifiable intangibles related to the purchase of Keurig.

Fiscal year-to-date ended 3/31/07 in thousands	GMCR	Keurig		Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$115,506	$50,712		—		$166,218
Intersegment sales	$5,014	$11,049		$(16,063)		—
Net sales	$120,520	$61,761		$(16,063)		$166,218
Income before taxes	$9,694	$5,776		$(5,939	)(4)	$9,531
Total assets	$236,321	$28,224		$(30,277	)(5)	$234,268
Stock compensation	$1,196	$552		—		$1,748
Interest expense	—	—		$3,424		$3,424
Property additions	$7,548	$1,124		—		$8,672
Depreciation and amortization	$4,162	$813	(6)	$2,406	(7)	$7,381

(4)	Includes $2,406,000 of amortization of intangibles, $3,424,000 of interest expense and $109,000 from the elimination of intercompany profit.

(5)	Represents the elimination of the intercompany receivables and payables as well as the elimination of the balance of the investment in Keurig.

(6)	Included in the depreciation and amortization expense for Keurig is a charge of $130,000 for the amortization of the step up to fair value of the Keurig inventory.

(7)	Represents the amortization of the identifiable intangibles related to the purchase of Keurig.

4.	Warranty Reserve

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. During the second quarter of fiscal 2007, the Company experienced higher warranty returns associated with two brewer models. These returns were traced to the same component in each of these models. This component caused a false triggering of a redundant safety system related to the regulation of the water heating system in these brewers. As a result, the water heater in the affected brewers was permanently turned off, and the brewers were no longer able to brew coffee. This is not a safety issue, and the specific component was only used in brewers manufactured in calendar 2006. Starting in January 2007, all brewers have been manufactured with a new component which management believes is superior and will substantially eliminate this problem. The Company is pursuing reimbursement related to this specific component failure. The changes in the carrying amount of product warranty reserves for the year-to-date period ended March 31, 2007 is as follows:

Twenty-six weeks ended March 31, 2007
Balance at September 30, 2006	$230,000
Provision charged to income	2,743,000
Usage	(994,000)

Balance at March 31, 2007	$1,979,000

5.	Inventories

Inventories consisted of the following at:

	March 31, 2007	September 30, 2006
Raw materials and supplies	$10,599,000	$10,646,000
Finished goods	15,221,000	21,150,000

	$25,820,000	$31,796,000

Inventory values above are presented net of $304,000 and $219,000 of obsolescence reserves at March 31, 2007 and September 30, 2006, respectively.

At March 31, 2007, the Company had approximately $40.0 million in green coffee purchase commitments, of which approximately 43% had a fixed price. These commitments extend through 2010. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.16 per pound and a price of $11.77 per pound for Kona Mountain EstateTM coffee. In addition to its green coffee commitments, the Company had approximately $29.8 million in fixed price inventory purchase commitments at March 31, 2007. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

6.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Thirteen weeks ended March 31, 2007	Twelve weeks ended April 8, 2006	Twenty-six weeks ended March 31, 2007	Twenty-eight weeks ended April 8, 2006
Numerator - basic and diluted earnings per share : Net income	$3,145	$1,974	$5,587	$4,954

Denominator:
Basic earnings per share - weighted average shares outstanding	7,727,546	7,492,301	7,689,502	7,482,811
Effect of dilutive securities - stock options	479,052	416,962	452,147	410,984

Diluted earnings per share - weighted average shares outstanding	8,206,598	7,909,263	8,141,649	7,893,795

Basic earnings per share	$0.41	$0.26	$0.73	$0.66
Diluted earnings per share	$0.38	$0.25	$0.69	$0.63

For the thirteen and twenty-six weeks ended March 31, 2007, options to purchase 17,000 and 155,000 shares of common stock were excluded in the calculation of diluted earnings per share because they were antidilutive.

For each of the twelve and twenty-eight weeks ended April 8, 2006, options to purchase 18,000 shares of common stock were outstanding but were excluded in the computation of diluted income per share because they were antidilutive.

7.	Derivative Instruments and Hedging Activities

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At March 31, 2007, the Company held outstanding futures contracts with a fair market value of $(3,000). At September 30, 2006, the Company held outstanding futures contracts with a fair market value of $(81,000).

At March 31, 2007, deferred gains on futures contracts designated as cash flow hedges amounted to $28,000 ($16,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the thirteen and twenty-six weeks ended March 31, 2007, total losses on futures contracts (gross of tax) included in cost of sales amounted to $1,000 and $80,000, respectively. In the twelve and twenty-eight weeks ended April 8, 2006, total gains on futures contracts (gross of tax) included in cost of sales amounted to $76,000 and $12,000, respectively.

The Company entered into an interest rate swap agreement with Bank of America N.A. (“Bank of America”) effective June 9, 2006, in connection with its credit facility entered into on June 15, 2006. The notional amount of the swap was $65,467,000 and $69,133,333 at March 31, 2007 and September 30, 2006, respectively. The effect of this swap is to limit the interest rate exposure of the credit facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

At March 31, 2007 and September 30, 2006, the Company estimates it would have paid $758,000 and $793,000 (gross of tax), respectively, had it terminated the agreement. The Company designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

For the thirteen weeks and twenty-six weeks ended March 31, 2007, the Company paid $18,000 and $38,000 pursuant to the swap agreement, which increased interest expense. For each of the twelve and twenty-eight weeks ended April 8, 2006, the Company received $3,000 pursuant to a prior swap agreement, which reduced interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

8.	Equity Investment in Keurig

Prior to the acquisition of Keurig, the Company owned 33.2% of Keurig on a fully diluted basis and accounted for its investment in Keurig under the equity method of accounting. Since the date of the acquisition, Keurig’s results from operations have been included in the Company’s consolidated financial statements.

In addition to its investment in Keurig, the Company conducted arms-length business transactions with Keurig. Under license agreements with Keurig, the Company paid Keurig a royalty for sales of Keurig licensed products. The Company recorded in cost of sales royalties in the amount of $3,214,000 and $7,041,000 for the twelve and twenty-eight weeks ended April 8, 2006, respectively. Keurig also purchased coffee products from the Company. For the twelve and twenty-eight weeks ended April 8, 2006, the Company sold $1,026,000 and $2,207,000 worth of coffee products to Keurig, respectively. In addition, the Company purchased brewer equipment from Keurig. For the twelve and twenty-eight weeks ended April 8, 2006, the Company purchased $370,000 and $1,169,000 worth of brewers and associated equipment from Keurig, respectively. The Company eliminated the effect of these related party transactions.

Prior to the merger, the earnings related to the Company’s investment in Keurig were comprised of two components: (1) the Company’s equity interest in the earnings of Keurig and (2) changes in the fair value of the Company’s investment in Keurig’s preferred stock. During the twelve and twenty-eight weeks ended April 8, 2006, the earnings related to the investment in Keurig amounted to ($336,000) and ($334,000).

Prior to the merger, Keurig was on a calendar year-end fiscal year. The Company included in its income for the twenty-eight week period ended April 8, 2006 the Company’s equity interest in the fourth calendar fiscal quarter of Keurig’s earnings (October 1, 2005 through December 31, 2005) and the first calendar fiscal quarter of Keurig’s earnings (January 1, 2006 through March 31, 2006), without giving effect to the differences between the duration of the Company’s year-to-date fiscal period (28 weeks) and Keurig’s fourth calendar quarter (26 weeks). The equity interest in the earnings of Keurig included the Company’s portion of Keurig’s earnings for the period relative to the Company’s ownership of common stock in Keurig for that period, net of certain adjustments. For the twelve and twenty-eight weeks ended April 8, 2006, the Company’s equity interest in the earnings of Keurig amounted to ($344,000) and ($2,700,000), respectively.

During the twelve and twenty-eight weeks ended April 8, 2006, ($585,000) and ($3,014,000) of the equity interest in Keurig’s earnings was due to the accretion of preferred stock redemption rights. The carrying value of Keurig’s preferred stock was being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value represented Keurig’s estimate of the amount the holders of the preferred shares would receive upon redemption. The redemption value was based upon a valuation of Keurig performed annually and approved by Keurig’s board of directors. The Company carried its investment in Keurig’s preferred stock at accreted redemption value, which approximated fair value. During the twelve and twenty-eight weeks ended April 8, 2006, $7,000 and $2,364,000 of the earnings related to the investment in Keurig was due to increases in the fair value of the Company’s preferred shares based upon a valuation determined by Keurig’s Board of Directors. The Company recognized its earnings related to its investment in Keurig net of related tax effects.

Summarized unaudited financial information for Keurig is as follows:

Income Statement Information for the Six Months ended March 31, 2006 Dollars in thousands
Revenues	$38,348
Cost of goods sold	$19,728
Selling, general, and administrative expenses	$16,886
Operating income	$1,734
Net income	$1,624

Financial Position Information as of March 31, 2006 Dollars in thousands
Current assets	$16,795
Property, plant and equipment, net	$3,165
Other assets	$362
Total assets	$20,322
Current liabilities	$9,167
Redeemable preferred stock	$36,270
Shareholders’ deficit	$(25,115)

The following pro forma information for the 2006 and the 2005 fiscal years have been prepared assuming the Company’s merger with Keurig occurred at the beginning of the periods presented:

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Pro Forma Condensed Consolidated Statements of Operations

(Dollars in thousands except per share data)

Unaudited

	53 weeks ended September 30, 2006 Pro Forma	52 weeks ended September 24, 2005 Pro Forma
Net sales	$262,203	$199,288
Operating income	$14,019	$10,058
Net income	$4,608	$2,482
Basic income per share:
Weighted average shares outstanding	7,505,567	7,192,431
Net income	$0.61	$0.35
Diluted income per share:
Weighted average shares outstanding	7,940,061	7,757,852
Net income	$0.58	$0.32

9.	Compensation Plans

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the twenty-six weeks ended March 31, 2007: an expected life averaging 5.4 years; an average volatility of 40%; no dividend yield; and a risk-free interest rate averaging 4.5%. The weighted-average fair value of options granted during the twenty-six weeks ended March 31, 2007 was $24 per share.

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 6 years; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 4.6% for the grants issued during the twenty-eight weeks ended April 8, 2006. The weighted-average fair values of options granted during the twenty-eight weeks ended April 8, 2006 was $19.22.

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the twenty-six weeks ended March 31, 2007: an expected life averaging 6 months; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging 5.0%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 31, 2007 was $9.58 per share.

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

For the thirteen and twenty-six weeks ended March 31, 2007, income before income taxes was reduced by a stock compensation expense of $1,004,000 and $1,748,000 (gross of tax). For the twelve and twenty-eight weeks ended April 8, 2006, income before income taxes was reduced by a stock compensation expense of $362,000 and $779,000 (gross of tax).

On the basis of interim guidance provided by the Internal Revenue Service, on December 7, 2006, the Company and its Chief Financial Officer, Ms. Rathke, agreed to amend a discounted option to avoid the adverse tax consequences of Section 409A of the Internal Revenue Code by increasing the exercise price of the option to the fair market value on the date of its grant. This agreement also provides for a deferred cash payment equal to the difference between the original option price and the amended option price. The Company recorded an expense of $73,000 in the twenty-six weeks ended March 31, 2007 to account for this modification.

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the twenty-six week period ended March 31, 2007 and in the twenty-eight week period ended April 8, 2006, the Company recorded compensation costs of $113,000 and $108,000 to accrue for anticipated stock distributions under the ESOP, respectively. On December 30, 2006, the ESOP held 9,770 unearned shares at an average cost of $27.10.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the twenty-six week period ended March 31, 2007, $42,000 of compensation expense was recorded under this Plan. In the twenty-eight week period ended April 8, 2006, $31,000 of compensation expense was recorded under this Plan.

10.	Income Taxes

During fiscal 2004, the state of Vermont awarded the company tax credits totaling $2,091,000, to be earned over a five-year period from fiscal 2004 through fiscal 2008. The company records the tax benefit of these credits in the periods that they are earned. Through fiscal 2006 the company had earned $1,750,000 of the $2,091,000 total credit, and is expected to earn the remaining $341,000 during fiscal 2007. The company expects to utilize approximately $717,000 of the tax credit during fiscal 2007 and the remaining unutilized credit is carried forward as a deferred tax asset. The tax credits are subject to recapture and disallowance in the event of a substantial curtailment of the Company’s trade or business.

11.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	March 31, 2007	September 30, 2006
Production equipment	1 - 15	$39,333,000	$37,177,000
Equipment on loan to wholesale customers	3 - 7	12,872,000	12,294,000
Computer equipment and software	2 - 10	15,012,000	13,932,000
Building	30	5,519,000	5,455,000
Furniture and fixtures	1 - 10	4,859,000	3,414,000
Vehicles	4 - 5	932,000	915,000
Leasehold improvements	1 - 11 or remaining life of the lease, whichever is less	3,008,000	2,093,000
Construction-in-progress		6,308,000	4,433,000

Total fixed assets		87,843,000	79,713,000
Accumulated depreciation		(35,270,000)	(30,902,000)

		$52,573,000	$48,811,000

Total depreciation expense relating to all fixed assets was $2,476,000 and $4,845,000 for the thirteen and twenty-six weeks ended March 31, 2007, respectively. Total depreciation expense relating to all fixed assets was $1,749,000 and $3,893,000 for the twelve and twenty-eight weeks ended April 8, 2006, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on March 31, 2007 are expected to be in production use in the next twelve months.

In the thirteen and twenty-six weeks ended March 31, 2007, the Company capitalized $85,000 and $155,000 of interest expense, respectively. In the twelve and twenty-eight weeks ended April 8, 2006, the Company capitalized $52,000 and $97,000 of interest expense, respectively.

12.	Goodwill

The Company carries $73.8 million at March 31, 2007 and $73.9 million at September 30, 2006 related to its merger with Keurig. Goodwill was decreased by $97,000 in the thirteen weeks ended March 31, 2007 due to the final settlement of contingencies related to the Company’s merger with Keurig.

The Company also carries $1,446,000 of goodwill from the acquisition of the coffee business of Frontier Natural Products Co-op, at March 31, 2007 and September 30, 2006.

13.	Recent pronouncements

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (FAS159). FAS159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’ s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing this new accounting standard.

14.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the former CEO and current chairman of the board of directors of Green Mountain Coffee Roasters. During the twenty-six weeks ended March 31, 2007 and the twenty-eight weeks ended April 8, 2006, Heritage Flight billed the Company the amount of $81,000 and $68,000, respectively, for travel services to various employees of the Company.

15.	Subsequent Event

On May 3, 2007, the board of directors of the Company appointed Lawrence J. Blanford to the positions of president and chief executive officer of the Company and as a member of the board of directors. On May 3, 2007, Robert P. Stiller resigned from his positions as president and chief executive officer of the Company. Mr. Stiller will continue in his role as chairman of the board of directors of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cost of sales for the Company consists of the cost of raw materials including coffee beans, flavorings and packaging materials; a portion of our rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; the cost of brewers manufactured by suppliers, warranty expense, and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales as well as Keurig research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized.

On June 15, 2006, we entered into a Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. and other lenders. This Credit Facility was utilized to finance the Keurig acquisition and associated transaction expenses, as well as to refinance the Company’s existing outstanding indebtedness. The Credit Facility provides for a revolving line of credit in the amount of $125 million and expires on June 15, 2011.

Prior to the acquisition of Keurig, the Company owned 33.2% of Keurig on a fully diluted basis and accounted for its investment in Keurig under the equity method of accounting. Since the date of the acquisition, Keurig’s results from operations have been included in the Company’s consolidated financial statements.

Basis of Presentation

Since the acquisition of Keurig, Incorporated (“Keurig”) in June 2006, we have managed our operations through two business segments, Green Mountain Coffee Roasters, Inc. and Keurig, and we evaluate performance primarily based on segment operating income. The operating segments do not share manufacturing or distribution facilities, and administrative functions such as accounting and information services are decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” or “Green Mountain Coffee,” and we refer to our operating segments as “GMCR” and “Keurig.”

Included in this presentation are discussions and reconciliations of net income and diluted earnings per share (“EPS”) in accordance with generally accepted accounting principles (“GAAP”) to net income and diluted EPS excluding certain expenses and losses, which we refer to as Non-GAAP net income and Non-GAAP diluted EPS. These Non-GAAP measures exclude stock-based employee compensation and amortization of identifiable intangibles related to the Keurig acquisition completed on June 15, 2006 and non-cash gains or losses from the Company’s equity investment in Keurig prior to the acquisition. Non-GAAP net income and Non-GAAP diluted EPS are not in accordance with, or an alternative to, GAAP. The Company’s management uses these Non-GAAP measures in discussing and analyzing its results of operations because it believes the Non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the Non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company. A reconciliation of all GAAP to non-GAAP financial measures is provided in the Company’s financial tables accompanying this filing.

The Company changed its quarterly calendar in fiscal 2007 to report four thirteen-week quarters ending on the last Saturday in September (which is the same year-end as in prior years). The prior quarterly calendar was sixteen weeks for the first quarter, twelve weeks for the second, third and fourth quarters except in the years with the additional 53rd week. In addition to results for the twelve and twenty-eight weeks ended April 8, 2006 provided in accordance with GAAP throughout this report, we have provided as-adjusted measurements to conform our first and second quarter 2006 results to the 2007 presentation related to our quarterly calendar change. The adjusted thirteen and twenty-six week fiscal periods of 2006 are included so that investors have comparable thirteen-week and twenty-six week 2006 fiscal periods to compare with the fiscal 2007 periods presented. The adjusted 2006 financial results used for comparative purposes are referred to as the “as-adjusted prior period” for the comparable 13 week fiscal second quarter 2006 and the “as-adjusted YTD prior period” for the comparable 26 week fiscal 2006 period.

A reconciliation of the fiscal second quarter 2006 and year-to-date 2006 consolidated statement of operations as reported for the twelve weeks and twenty-eight weeks ended April 8, 2006 and the as-adjusted, and thus comparable, fiscal second quarter 2006 and year-to-date 2006 presented on a thirteen week and twenty-six week basis which would have ended on March 25, 2006 is provided in the Company’s financial tables below. Management believes this information is useful for investors because the difference in weeks in the prior year had a significant impact on the Company’s results, and disregarding the extra weeks would inappropriately distort the fiscal 2006 to fiscal 2007 comparisons. Management uses the as-adjusted measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations and

Reconciliation of Reported Second Quarter 2006 to Adjusted Second Quarter 2006 Period

(in thousands except per share amounts)

		Second Quarter 2006 Reconciliation
	Second Quarter 2007, As Reported (13 weeks)	Second Quarter 2006, As Reported (12 weeks)	Adjustment for extra 1 week	Second Quarter 2006, As Adjusted (13 weeks)
Net Sales	$82,877	$46,779	$2,922	$49,701
Cost of Sales	50,393	29,933	2,216	32,149
Gross Profit	32,484	16,846	706	17,552
Selling and operating expenses	17,935	9,912	1,254	11,166
General and administrative expenses	7,490	2,987	135	3,122
Operating Income	7,059	3,947	(683)	3,264
Other income	37	101	1	102
Interest expense	(1,631)	(39)	(12)	(51)
Income before income taxes	5,465	4,009	(694)	3,315
Income tax expense	(2,320)	(1,699)	295	(1,404)
Income before earnings related to investment in Keurig, Inc., net of tax	3,145	2,310	(399)	1,911
Earnings (loss) related to investment in Keurig, Inc., net of tax	—	(336)	—	(336)
Net Income	$3,145	$1,974	$(399)	$1,575
Net Income per share - basic	$0.41	$0.26	$(0.05)	$0.21
Net income per share - diluted	$0.38	$0.25	$(0.05)	$0.20

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations and

Reconciliation of Reported Second Quarter Year to Date 2006 to Adjusted Second Quarter Year to Date

2006 Period

(in thousands except per share amounts)

		Second Quarter YTD 2006 Reconciliation
	Second Quarter YTD 2007, As Reported (26 weeks)	Second Quarter YTD 2006, As Reported (28 weeks)	Adjustment for extra 2 weeks	Second Quarter YTD 2006, As Adjusted (26 weeks)
Net Sales	$166,218	$110,646	$(7,810)	$102,836
Cost of Sales	102,049	71,506	(5,209)	66,297
Gross Profit	64,169	39,140	(2,601)	36,539
Selling and operating expenses	37,207	23,240	(1,286)	21,954
General and administrative expenses	14,082	6,790	(470)	6,320
Operating Income	12,880	9,110	(845)	8,265
Other income	75	172	(17)	155
Interest expense	(3,424)	(123)	23	(100)
Income before income taxes	9,531	9,159	(839)	8,320
Income tax expense	(3,944)	(3,871)	356	(3,515)
Income before earnings related to investment in Keurig, Inc., net of tax	5,587	5,288	(483)	4,805
Earnings (loss) related to investment in Keurig, Inc., net of tax	—	(334)	—	(334)
Net Income	$5,587	$4,954	$(483)	$4,471
Net Income per share - basic	$0.73	$0.66	$(0.06)	$0.60
Net income per share - diluted	$0.69	$0.63	$(0.06)	$0.57

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen Weeks Ended March 31, 2007	Thirteen Weeks Ended March 25, 2006, as adjusted	Twenty-six Weeks Ended March, 31 2007	Twenty-six Weeks Ended March 25, 2006, as adjusted
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.8%	64.7%	61.4%	64.5%

Gross profit	39.2%	35.3%	38.6%	35.5%
Selling and operating expenses	21.6%	22.4%	22.4%	21.3%
General and administrative expenses	9.1%	6.3%	8.5%	6.2%

Operating income	8.5%	6.6%	7.7%	8.0%
Other income	0.0%	0.2%	0.0%	0.2%
Interest expense	(1.9)%	(0.1)%	(2.0)%	(0.1)%

Income before income taxes	6.6%	6.7%	5.7%	8.1%
Income tax expense	(2.8)%	(2.9)%	(2.3)%	(3.4)%

Income before equity in earnings of Keurig	3.8%	3.8%	3.4%	4.7%
Equity in earnings of Keurig, net of tax	0.0%	(0.6)%	0.0%	(0.4)%

Net income	3.8%	3.2%	3.4%	4.3%

Segment Summary

Net sales and income before taxes for GMCR and Keurig are summarized in the tables below (note Keurig was acquired in June 2006 and was first reported on a consolidated basis in Q3 of 2006).

	Net Sales (in millions)
	Thirteen weeks ended 3/31/07	Twelve weeks ended 4/8/06	Twenty-six weeks ended 3/31/07	Twenty- eight weeks ended 4/8/06
GMCR	$59.3	$46.8	$120.5	$110.6
Keurig	32.1	—	61.8	—
Intercompany eliminations	(8.5)	—	(16.1)	—

Total Company	$82.9	$46.8	$166.2	$110.6

	Income before taxes (in millions)
	Thirteen weeks ended 3/31/07	Twelve weeks ended 4/8/06	Twenty-six weeks ended 3/31/07	Twenty- eight weeks ended 4/8/06
GMCR	$4.0	$4.0	$9.7	$9.2
Keurig	4.2	—	5.7	—
Intercompany eliminations	(2.7)	—	(5.9)	—

Total Company	$5.5	$4.0	$9.5	$9.2

Thirteen weeks ended March 31, 2007 versus twelve weeks ended April 8, 2006

Revenue

Company Summary

Net sales for the second quarter of fiscal 2007 totaled $82.9 million as compared to $46.8 million reported in the prior fiscal year’s second quarter, a twelve week period. Net sales for the second quarter of fiscal 2007 increased by $33.2 million or 66.8% over the as-adjusted prior period.

GMCR

GMCR segment net sales for the second quarter of fiscal 2007 were $59.3 million (including $2.5 million of intercompany K-cup sales) as compared to $46.8 million reported in second quarter of fiscal 2006. Net sales for the GMCR segment in the second quarter of fiscal 2007 increased 19.2% over the as-adjusted prior period net sales of $49.7 million. The GMCR segment K-Cup® shipments of coffee and tea increased 43% over the as-adjusted prior period.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Total Coffee Pounds Shipped by Stand-Alone Green Mountain Coffee

(Unaudited Pounds in Thousands)

CHANNEL	Q2 13 wks. ended 3/31/07	Q2 13 wks. ended 3/25/06	Q2 Y/Y lb. Change	Q2 % Y/Y lb. Change	Q2YTD 26 wks. ended 3/31/07	Q2YTD 26 wks. ended 3/25/06	Q2YTD Y/Y lb. Change	Q2YTD % Y/Y lb. Change
Supermarkets	1,545	1,611	(66)	-4.1%	3,225	3,335	(110)	-3.3%
Convenience Stores	1,291	1,209	82	6.8%	2,747	2,770	(23)	-0.8%
Office Coffee Srvs	1,852	1,443	409	28.3%	3,545	2,913	632	21.7%
Food Service	1,248	1,055	193	18.3%	2,613	2,237	376	16.8%
Consumer Direct	532	309	223	72.2%	1,072	637	435	68.3%

Totals	6,468	5,627	841	14.9%	13,202	11,892	1,310	11.0%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note: The pounds shipped number in the Consumer Direct channel, includes shipments made to Keurig, Inc. for sales to the retail channel.

REGION	Q2 13 wks. ended 3/31/07	Q2 13 wks. ended 3/25/06	Q2 Y/Y lb. Change	Q2 % Y/Y lb. Change	Q2YTD 26 wks. ended 3/31/07	Q2YTD 26 wks. ended 3/25/06	Q2YTD Y/Y lb. Change	Q2YTD % Y/Y lb. Change
New England	2,928	2,564	364	14.2%	6,090	5,337	753	14.1%
Mid Atlantic	1,789	1,566	223	14.2%	3,594	3,283	311	9.5%
South	1,030	802	228	28.4%	2,097	1,812	285	15.7%
Midwest	318	299	19	6.4%	649	652	(3)	-0.5%
West	339	336	3	0.9%	646	669	(23)	-3.4%
International	64	60	4	6.7%	126	139	(13)	-9.4%

Totals	6,468	5,627	841	14.9%	13,202	11,892	1,310	11.0%

The consumer direct channel grew 72.2% in coffee pounds shipped. The majority of this growth was related to the sales of K-Cups® to consumers for use with Keurig® Single-Cup Brewers, as well as K-Cup sales to Keurig, for their developing retail and consumer channels. The 28.3% increase in coffee pounds shipped in the OCS channel continues to demonstrate the appeal and success of the Keurig single-cup brewing system. The food service channel increased 18.3% in coffee pounds shipped with the majority of this increase driven by continued strong sales to existing customers, including McDonald’s restaurants in New England and Albany, New York. In the convenience store channel, coffee pounds shipped increased 6.8% due to increased sales to McLane Company, the distributor to Exxon Mobil Corporation convenience stores.

The supermarket channel coffee pounds shipped decreased 4.1% with increased coffee pounds from new customer acquisitions not fully offsetting certain declines in some other supermarket customers due to increased competition in the specialty coffee category in this channel.

We experienced a 14% gain in shipments of certified Fair Trade and organic coffees, including co-branded Newman’s Own® Organics coffees compared to the as-adjusted prior period. Certified Fair Trade and organic coffees represented 26% of total volume shipped in the second quarter of fiscal 2007.

Keurig

Net sales of Keurig included in our second quarter of fiscal 2007 were $32.1 million (including $6.0 million of intercompany brewer sales and royalty revenue), an increase of 81% over the prior year period when Keurig was not consolidated into our financial results. The increase in sales was primarily due to higher brewer and K-Cup sales and royalty income from the sales of K-Cups.

Data Related to Keurig, Inc., a wholly-owned subsidiary (1), and Green Mountain Coffee Roasters

Brewer and K-cup shipments

(Unaudited data and in thousands)

	Q2 13 wks ended 3/31/07	Q2 13 wks ended 4/1/06	Q2 Y/Y Inc.	Q2 % Y/Y Inc.	FY07 26 wks ended 3/31/07	FY06 26 wks ended 4/1/06	FY07 Y/Y Inc.	FY07 % Y/Y Inc.
Total Keurig brewers shipped (2)	84	45	39	87%	205	122	84	69%
Total K-Cups shipped (system-wide) (3)	166,315	116,776	49,539	42%	314,374	221,834	92,540	42%
Total K-Cups shipped by GMCR (4)	93,702	65,576	28,126	43%	176,485	126,697	49,788	39%

(1)	The Company acquired Keurig, Inc. on June 15, 2006.

(2)	Total Keurig brewers shipped means brewers shipped by Keurig to customers in the US/Canada. Cumulative brewers shipped life to date to customers in the US/Canada as of 3/31/07 is 678,000 units.

(3)	Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the US/Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig.

(4)	Total K-Cups shipped by GMCR are under the brands Green Mountain Coffee, Newman’s Own Organics coffee and Celestial Seasonings tea.

Gross Profit

Company gross profit for the second quarter of fiscal 2007 totaled $32.5 million or 39.2% of net sales as compared to $16.8 million or 36.0% of net sales reported in the second quarter of fiscal 2006. The Company’s gross profit increased by $14.9 million, or 85.1%, from $17.6 million in the as-adjusted prior period. Included in the Company’s gross profit of the fiscal second quarter of 2007 is approximately $12.4 million of Keurig’s gross profit, prior to the elimination of intercompany sales.

As a percentage of net sales, Company gross profit margin increased 3.9% to 39.2% in the second quarter of fiscal 2007 as compared to 35.3% in the as-adjusted prior period. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of intercompany royalties for K-Cups from cost of sales.

The GMCR segment gross profit margin was 33.7% of net sales in the second quarter of fiscal 2007 as compared to second quarter of fiscal 2006 gross profit margin of 36.0%. The as-adjusted prior period gross profit margin was 35.3%. The second quarter 2007 decline in gross profit margin was due primarily to variations in sales mix (mostly related to the higher percentage of sales of K-Cups, which have a lower gross margin).

The Keurig segment gross profit was 38.5% of net sales and totaled $12.4 million in the second quarter of fiscal 2007. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company offers a one-year warranty on all Keurig brewers it sells. During the second quarter of fiscal 2007, the Company experienced higher warranty returns associated with two brewer models. These returns were traced to the same component in each of these models. This component caused a false triggering of a redundant safety system related to the regulation of the water heating system in these brewers. As a result, the water heater in the affected brewers was permanently turned off, and the brewers were no longer able to brew K-Cups. This is not a safety issue, and the specific component was only used in brewers manufactured in calendar 2006. Starting in January 2007, all brewers have been manufactured with a new component designed to eliminate this problem. The Company is pursuing reimbursement related to this specific component failure.

Selling, General and Administrative Expenses

Company selling, general and administrative (“S,G&A”) expenses for the second quarter of fiscal 2007 increased by $12.5 million to $25.4 million from $12.9 million in the second quarter of fiscal 2006. The Company’s S,G&A expenses increased by $11.1 million, or 77.9%, from $14.3 million in the as-adjusted prior period. The increase in S,G&A expenses is mainly due to the impact of consolidating Keurig’s S,G&A expenses into the Company’s financial results. In the second quarter of fiscal 2007, total Company S,G&A expenses increased to 30.7% of net sales from 27.6% of net sales in the second quarter of fiscal 2006 and 28.7% of net sales in the as-adjusted prior period.

For the second quarter of fiscal 2007, the increase in S,G&A expenses as a percentage of net sales was primarily due to the inclusion of $1.2 million non-cash amortization expenses related to the identifiable intangibles in the second quarter of fiscal 2007 as part of the purchase price accounting for the acquisition of Keurig, and an increase of $548,000 in non-cash stock-based compensation charges over the as-adjusted prior period.

For the GMCR segment, S,G&A expenses were 27.1% of sales as compared to 27.6% in the second quarter of fiscal 2006. The as-adjusted prior period S,G&A margin was 28.7%. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

For the Keurig segment, S,G&A expenses in the second quarter of fiscal 2007 were $8.2 million.

Operating income

Company operating income was $7.1 million in the second quarter of fiscal 2007, as compared to $3.9 million in the second quarter of fiscal 2006, and $3.3 million in the as-adjusted prior period, and, as a percentage of net sales, 8.5%, 8.4% and 6.6%, respectively. Excluding the non-cash amortization expenses related to the identifiable intangibles of approximately $1.2 million and the $1.0 million total stock compensation charge, the Company’s operating margin was 11.2% in the second quarter of fiscal 2007, as compared to 7.4% in the as-adjusted prior period.

The GMCR segment operating income for the second quarter of fiscal 2007 was $3.9 million as compared to $3.9 million reported in second quarter of fiscal 2006. Operating income for the second quarter of fiscal 2007 increased 20.0% over the as-adjusted prior period operating income of $3.3 million. GMCR operating margin was 6.6% for the second quarter of 2007 as compared to 6.6% in the as-adjusted prior period. Excluding the $725,000 stock compensation charge in the second quarter of 2007 and the comparable $391,000 stock compensation charge in the as-adjusted prior period, the GMCR stand-alone operating margin was 7.8% as compared to 7.4% in the as-adjusted prior period.

Keurig’s operating income for the thirteen weeks ended March 31, 2007 was $4.2 million (prior to intercompany eliminations), including non-cash stock-based compensation charges of $279,000.

Other Income, Interest Expense and Taxes

Company interest expense was $1.6 million in the second quarter of fiscal 2007, up from $39,000 in the second quarter of fiscal 2006, and from $51,000 in the as-adjusted prior period. The increase is mainly due to increased borrowings under our $125 million revolving credit agreement used to fund the acquisition of Keurig. The average effective interest rate was 7.2% in the second quarter of fiscal 2007. We capitalized $85,000 of interest expense in the second quarter of fiscal 2007, up from $52,000 in the second quarter of fiscal 2006.

The effective income tax rate for the Company was 42.5% in the second fiscal quarter of 2007, as compared to 42.4% in the second quarter of fiscal 2006.

Net Income and Diluted EPS

Company net income for the second quarter of fiscal 2007 was $3.1 million, as compared to $2.0 million in the second quarter of fiscal 2006. Diluted earnings per share for the second quarter of fiscal 2007 were $0.38 per share, as compared to $0.25 per share in the second quarter of fiscal 2006. Net income was $1.6 million and $0.20 per diluted share in the as-adjusted prior period. Excluding the impact of the non-cash items described below, non-GAAP net income grew approximately 106.7% in the second quarter of fiscal 2007 totaling $4.4 million, or $0.54 per share, compared to non-GAAP net income of $2.1 million or $0.27 per share, in the as-adjusted prior period. The non-cash items excluded were: (i) pre-tax non-cash stock-based compensation charges of $1,004,000 in the fiscal second quarter of 2007 as compared to $391,000 in the as-adjusted prior period; (ii) as part of the purchase price accounting for the acquisition of Keurig, the fiscal second quarter 2007 results include pre-tax non-cash amortization expense related to the identifiable intangibles of approximately $1.2 million; and (iii) the Company’s net income in the second quarter of fiscal 2006 includes recognition of after-tax non-cash loss of $336,000 as a result of its equity investment in Keurig.

Twenty-six weeks ended March 31, 2007 versus twenty-eight weeks ended April 8, 2006

Revenue

Company Summary

Net sales for the twenty-six weeks ended March 31, 2007 (the “2007 YTD period”) totaled $166.2 million as compared to $110.6 million reported in the prior fiscal year’s twenty-eight weeks ended April 8, 2006 (the “2006 YTD period”). Net sales for the 2007 YTD period increased by $63.4 million or 61.6% over the as-adjusted YTD prior period.

GMCR

GMCR segment net sales for the 2007 YTD period were $120.5 million (including $5.0 million of intercompany K-cup sales) as compared to $110.6 million reported in the 2006 YTD period. Net sales for the GMCR segment in the YTD 2007 period increased 17.2% over the as-adjusted YTD prior period net sales of $102.8 million. The GMCR segment K-Cup® shipments of coffee and tea increased 39% over the as-adjusted YTD prior period.

The consumer direct channel grew 68.3% in coffee pounds shipped. The majority of this growth was related to the sales of K-Cups® to consumers for use with Keurig® Single-Cup Brewers, as well as K-Cup sales to Keurig, for their developing retail and consumer channels. The 21.7% increase in coffee pounds shipped in the OCS channel continues to demonstrate the appeal and success of the Keurig single-cup brewing system. The food service channel increased 16.8% in coffee pounds shipped with the majority of this increase driven by continued strong sales to existing customers, including McDonald’s restaurants in New England and Albany, New York.

In the convenience store channel, coffee pounds shipped were relatively flat, decreasing 0.8%. The supermarket channel coffee pounds shipped decreased 3.3% with increased coffee pounds from new customer acquisitions not fully offsetting certain declines in some other supermarket customers due to increased competition in the specialty coffee category in this channel.

We experienced a 15% gain in shipments of certified Fair Trade and organic coffees, including co-branded Newman’s Own® Organics coffees. Certified Fair Trade and organic coffees represented 28% of total volume shipped.

Keurig

Net sales of Keurig included in the 2007 YTD period were $61.8 million (including $11.0 million of intercompany brewer sales and royalty revenue), an increase of 61.1% over the as-adjusted YTD prior period when Keurig was not consolidated into our financial results. The increase in sales was primarily due to higher brewer and K-Cup sales and royalty income from the sales of K-Cups.

Gross Profit

Company gross profit for the 2007 YTD period totaled $64.2 million or 38.6% of net sales as compared to $39.1 million or 35.4% of net sales reported in the 2006 YTD period. The Company’s gross profit increased by $27.6 million, or 75.6%, from $36.5 million in the as-adjusted YTD prior period. Included in the Company’s gross profit of the 2007 YTD period is approximately $23.0 million of Keurig’s gross profit, prior to the elimination of intercompany sales.

As a percentage of net sales, Company gross profit margin increased 3.1% to 38.6% in the 2007 YTD period as compared to 35.5% in the as-adjusted YTD prior period. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of intercompany royalties for K-Cups from cost of sales.

The GMCR segment gross profit was 34.3% of net sales in the 2007 YTD period as compared to the 2006 YTD period of 35.4%. The as-adjusted gross profit margin was 35.5% in the as-adjusted YTD prior period with the 2007 decline in margin due primarily to variations in sales mix (mostly related to the higher percentage of sales of K-Cups, which have a lower gross margin).

The Keurig segment gross profit was 37.3% of net sales and totaled $23.0 million in the 2007 YTD period. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company offers a one-year warranty on all Keurig brewers it sells. During the second quarter of fiscal 2007, the Company experienced higher warranty returns associated with two brewer models. These returns were traced to the same component in each of these models. This component caused a false triggering of a redundant safety system related to the regulation of the water heating system in these brewers. As a result, the water heater in the affected brewers was permanently turned off, and the brewers were no longer able to brew K-Cups. This is not a safety issue, and the specific component was only used in brewers manufactured in calendar 2006. Starting in January 2007, all brewers have been manufactured with a new component designed to eliminate this problem. The Company is pursuing reimbursement related to this specific component failure.

Selling, General and Administrative Expenses

Company selling, general and administrative (“S,G&A”) expenses for the 2007 YTD period increased by $21.3 million to $51.3 million from $30.0 million in the 2006 YTD period. The Company’s S,G&A expenses increased by $23.0 million, or 81.4%, from $28.3 million in the as-adjusted YTD prior period. The increase in S,G&A expenses is mainly due to the impact of consolidating Keurig’s S,G&A expenses into the Company’s financial results. In the 2007 YTD period, total Company S,G&A expenses increased to 30.9% of net sales from 27.1% of net sales in the 2006 YTD period, and 27.5% of net sales in the as-adjusted YTD prior period.

For 2007 YTD period, the increase in S,G&A as a percentage of net sales was primarily due to the inclusion of $2.4 million non-cash amortization expenses related to the identifiable intangibles in the 2007 YTD period as part of the purchase price accounting for the acquisition of Keurig, and an increase of $924,000 in non-cash stock-based compensation charges over the comparable as-adjusted prior period.

For the GMCR segment, 2007 YTD S,G&A expenses were 26.4% of sales as compared to 2006 YTD period of 27.1%. The as-adjusted S,G&A margin was 27.5% in the as-adjusted YTD prior period. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

For the Keurig segment, S,G&A expenses in the 2007 YTD period were $17.1 million.

Operating income

Company operating income was $12.9 million in the 2007 YTD period, as compared to $9.1 million in the previously reported 2006 YTD period, and $8.3 million in the as-adjusted YTD prior period, and, as a percentage of net sales, 7.7%, 8.2% and 8.0%, respectively. Excluding the non-cash amortization expenses related to the identifiable intangibles of approximately $2.4 million and the $1.7 million total stock compensation charge, the Company’s operating margin was 10.2% in the 2007 YTD period, as compared to 8.7% in the as-adjusted YTD prior period.

GMCR’s operating income for the 2007 YTD period was $9.6 million as compared to $9.1 million in the 2006 YTD period. Operating income for the 2007 YTD period increased 16.5% over the as-adjusted YTD prior period operating income of $8.3 million. GMCR operating margin was 8.0% for the 2007 YTD period as compared to 8.0% in the as-adjusted YTD prior period. Excluding the $1.2 million stock compensation charge in the 2007 YTD period and the comparable $730,000 stock compensation charge in the as-adjusted YTD prior period, the GMCR stand-alone operating margin was 9.0% as compared to 8.7% in the as-adjusted YTD prior period.

Keurig’s operating income for the 2007 YTD period was $5.8 million prior to intercompany eliminations, including non-cash stock-based compensation charges of $552,000.

Other Income, Interest Expense and Taxes

Company interest expense increased by $3.3 million to $3.4 million in the 2007 YTD period, up from $123,000 in the 2006 YTD period, and from $100,000 in the as-adjusted YTD prior period. The increase is mainly due to increased borrowings under our $125 million revolving credit agreement used to fund the acquisition of Keurig. The average effective interest rate was 7.2% in the 2007 YTD period. We capitalized $155,000 of interest expense in the 2007 YTD period, up from $97,000 of interest expense in the 2006 YTD period.

The effective income tax rate for the Company was 41.4% in the 2007 YTD period, down from 42.2% in the 2006 YTD period.

Net Income and Diluted EPS

Company net income for the 2007 YTD period was $5.6 million, as compared to $5.0 million in the 2006 YTD period. Diluted earnings per share for the 2007 YTD period were $0.69 per share, as compared to $0.63 per share in the 2006 YTD period. Net income was $4.5 million and $0.57 per diluted share in the as-adjusted YTD prior period. Excluding the impact of the non-cash items described below, non-GAAP net income grew approximately 53.6% in the 2007 YTD period totaling $8.0 million, or $0.99 per share, compared to non-GAAP net income of $5.2 million or $0.66 per share, in the as-adjusted YTD prior period. The non-cash items excluded were: (i) pre-tax non-cash stock-based compensation charges of $1.7 million in the 2007 YTD period as compared to $730,000 in the as-adjusted YTD prior period; (ii) as part of the purchase price accounting for the acquisition of Keurig, the 2007 YTD period results include pre-tax non-cash amortization expense related to the identifiable intangibles of approximately $2.4 million; and (iii) the Company’s net income in the 2006 YTD period includes recognition of after-tax non-cash loss of $334,000 as a result of its equity investment in Keurig.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Statements of Operations- Non-GAAP basis

(in thousands except per share amounts)

The following tables show a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for the second quarter of fiscal 2007 and 2007 YTD period:

	Thirteen weeks ended March 31, 2007
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Earnings related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$82,877	$—	$—	$—	$82,877
Cost of Sales	50,393	(118)	—	—	50,275
Gross Profit	32,484	118	—	—	32,602
Selling and operating expenses	17,935	(316)	—	—	17,619
General and administrative expenses	7,490	(570)	(1,203)	—	5,717
Operating Income	7,059	1,004	1,203	—	9,266
Other income	37	—	—	—	37
Interest expense	(1,631)	—	—	—	(1,631)
Income before income taxes	5,465	1,004	1,203	—	7,672
Income tax expense	(2,320)	(426)	(510)	—	(3,256)
Income before earnings related to investment in Keurig, Inc., net of tax	3,145	578	693	—	4,416
Earnings related to investment in Keurig, Incorporated, net of tax benefit	—	—	—	—	—
Net Income	$3,145	$578	$693	$—	$4,416

Basic income per share:
Weighted average shares outstanding	7,727,546	7,727,546	7,727,546	7,727,546	7,727,546
Net Income	$0.41	$0.07	$0.09	$—	$0.57
Diluted income per share:
Weighted average shares outstanding	8,206,598	8,206,598	8,206,598	8,206,598	8,206,598
Net income	$0.38	$0.07	$0.08	$—	$0.54

	Twenty-six weeks ended March 31, 2007
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Earnings related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$166,218	$—	$—	$—	$166,218
Cost of Sales	102,049	(198)	—	—	101,851
Gross Profit	64,169	198	—	—	64,367
Selling and operating expenses	37,207	(596)	—	—	36,611
General and administrative expenses	14,082	(954)	(2,406)	—	10,722
Operating Income	12,880	1,748	2,406	—	17,034
Other income	75	—	—	—	75
Interest expense	(3,424)	—	—	—	(3,424)
Income before income taxes	9,531	1,748	2,406	—	13,685
Income tax expense	(3,944)	(723)	(990)	—	(5,657)
Income before earnings related to investment in Keurig, Inc., net of tax	5,587	1,025	1,416	—	8,028
Earnings related to investment in Keurig, Incorporated, net of tax benefit	—	—	—	—	—
Net Income	$5,587	$1,025	$1,416	$—	$8,028

Basic income per share:
Weighted average shares outstanding	7,689,502	7,689,502	7,689,502	7,689,502	7,689,502
Net Income	$0.73	$0.13	$0.18	$—	$1.04
Diluted income per share:
Weighted average shares outstanding	8,141,649	8,141,649	8,141,649	8,141,649	8,141,649
Net income	$0.69	$0.13	$0.17	$—	$0.99

The following tables show a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for the as-adjusted prior period and the as-adjusted YTD prior period:

	As-Adjusted Thirteen weeks ended March 25, 2006
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Earnings related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$49,701	$—	$—	$—	$49,701
Cost of Sales	32,149	(53)	—	—	32,096
Gross Profit	17,552	53	—	—	17,605
Selling and operating expenses	11,166	(104)	—	—	11,062
General and administrative expenses	3,122	(234)	—	—	2,888
Operating Income	3,264	391	—	—	3,655
Other income	102	—	—	—	102
Interest expense	(51)	—	—	—	(51)
Income before income taxes	3,315	391	—	—	3,706
Income tax expense	(1,404)	(166)	—	—	(1,570)
Income before earnings related to investment in Keurig, Inc., net of tax	1,911	225	—	—	2,136
Earnings related to investment in Keurig, Incorporated, net of tax benefit	(336)	—	—	336	—
Net Income	$1,575	$225	—	$336	$2,136

Basic income per share:
Weighted average shares outstanding	7,492,301	7,492,301	7,492,301	7,492,301	7,492,301
Net Income	$0.21	$0.03	$—	$0.04	$0.28
Diluted income per share:
Weighted average shares outstanding	7,909,263	7,909,263	7,909,263	7,909,263	7,909,263
Net income	$0.20	$0.03	$—	$0.04	$0.27

	As-Adjusted Twenty-six weeks ended March 25, 2006
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Earnings related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$102,836	$—	$—	$—	$102,836
Cost of Sales	66,297	(104)	—	—	66,193
Gross Profit	36,539	104	—	—	36,643
Selling and operating expenses	21,954	(214)	—	—	21,740
General and administrative expenses	6,320	(412)	—	—	5,908
Operating Income	8,265	730	—	—	8,995
Other income	155	—	—	—	155
Interest expense	(100)	—	—	—	(100)
Income before income taxes	8,320	730	—	—	9,050
Income tax expense	(3,515)	(309)	—	—	(3,824)
Income before earnings related to investment in Keurig, Inc., net of tax	4,805	421	—	—	5,226
Earnings related to investment in Keurig, Incorporated, net of tax benefit	(334)	—	—	334	—
Net Income	$4,471	$421	—	$334	$5,226

Basic income per share:
Weighted average shares outstanding	7,482,811	7,482,811	7,482,811	7,482,811	7,482,811
Net Income	$0.60	$0.06	$—	$0.04	$0.70
Diluted income per share:
Weighted average shares outstanding	7,893,795	7,893,795	7,893,795	7,893,795	7,893,795
Net income	$0.57	$0.05	$—	$0.04	$0.66

The following table shows a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for fiscal year 2006:

	Fifty-three weeks ended September 30, 2006
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Equity in earnings of Keurig, net of tax benefit	Non-GAAP
Net Sales	$225,323	$—	$—	$—	$225,323
Cost of Sales	143,289	(297)	—	—	142,992
Gross Profit	82,034	297	—	—	82,331
Selling and operating expenses	46,808	(538)	—	—	46,270
General and administrative expenses	17,112	(970)	(1,402)	—	14,740
Operating Income	18,114	1,805	1,402	—	21,321
Other income	202	—	—	—	202
Interest expense	(2,261)	—	—	—	(2,261)
Income before income taxes	16,055	1,805	1,402	—	19,262
Income tax expense	(6,649)	(748)	(581)	—	(7,978)
Income before equity in losses of Keurig,	9,406	1,057	821	—	11,284
Incorporated, net of tax benefit
Equity in income (loss) of Keurig,	(963)	—	—	963	—
Incorporated, net of tax benefit
Net Income	$8,443	$1,057	$821	$963	$11,284

Basic income per share:
Weighted average shares outstanding	7,505,567	7,505,567	7,505,567	7,505,567	7,505,567
Net Income	$1.12	$0.14	$0.11	$0.13	$1.50
Diluted income per share:
Weighted average shares outstanding	7,909,000	7,909,000	7,909,000	7,909,000	7,909,000
Net income	$1.07	$0.13	$0.10	$0.12	$1.43

Liquidity and Capital Resources

Working capital was $30,376,000 at March 31, 2007, up $1,226,000 from $29,150,000 at September 30, 2006. The increase was primarily due to increased accounts receivable and decreased accounts payable, partially offset by lower inventories.

Net cash provided by operating activities was $15,381,000 for the twenty-six weeks ended March 31, 2007, as compared to $8,727,000 for the twenty-eight weeks ended April 8, 2006. Cash flows from operations were used to fund capital expenditures and repay long-term debt in both periods presented.

During the twenty-six weeks ended March 31, 2007, we had capital expenditures of $8,786,000, including $3,604,000 for production and distribution equipment; $2,535,000 for computer equipment and software; $1,547,000 for leasehold improvements, building, fixtures and vehicles; and $1,100,000 for loaner equipment.

During the twenty-eight weeks ended April 8, 2006, we had capital expenditures of $8,105,000, including $4,534,000 for production and packaging equipment, $1,517,000 for computer equipment and software, $1,321,000 for loaner equipment, and $733,000 for leasehold improvements, fixtures and vehicles.

At March 31, 2007, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $6,308,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment as well as various computer software and hardware upgrades. All assets in construction in progress are expected to be ready for production use in the next twelve months.

In the twenty-six weeks ended March 31, 2007, cash flows from financing activities included $1,819,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, up from $731,000 in the twenty-eight week period ended April 8, 2006. In addition, cash flows from operating and financing activities included a $1,869,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $505,000 in the twenty-eight weeks ended April 8, 2006. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

We maintain a $125,000,000 credit facility with Bank of America and other lenders. At March 31, 2007, the outstanding balance on our revolving line of credit was $91,700,000. A letter of credit in the amount of $56,000 was also outstanding at March 31, 2007.

The Credit Facility is subject to the following financial covenants: a minimum adjusted EBITDA covenant, a funded debt to adjusted EBITDA covenant, a fixed charge coverage ratio covenant and a capital expenditures covenant. The Company was in compliance with these covenants at March 31, 2007.

We expect to spend between $23 million and $26 million in capital expenditures in fiscal 2007, primarily for production and packaging equipment, and computer software upgrades. Such capital expenditures are anticipated to be funded from operating cash flows.

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

A summary of our cash requirements related to our outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Obligations	Purchase Obligations	Total
2007, remaining	$43,000	$1,763,000	$54,950,000	$56,756,000
2008	49,000	2,336,000	13,794,000	16,179,000
2009	20,000	1,910,000	818,000	2,748,000
2010	—	1,737,000	190,000	1,927,000
2011	91,700,000	1,512,000	—	93,212,000
Thereafter	—	4,394,000	—	4,394,000

Total	$91,812,000	$13,652,000	$69,752,000	$175,216,000

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

Goodwill and intangibles

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite-lived intangibles are tested for impairment annually using the fair value method, and more frequently if indication of impairment arises. On June 5, 2001, the Company purchased the coffee business of Frontier Natural Products Co-op (Frontier) and recorded $1,446,000 of goodwill related to this acquisition. On an annual basis, the Company re-evaluates the fair value of the reporting unit associated with the Frontier acquisition and compares it to the carrying amount of goodwill. Estimation of fair value is dependent on a number of factors, including the market capitalization of the whole company and estimates of the Company’s sales of its fair trade and organics products. On June 15, 2006, the Company acquired Keurig, Inc. and recorded $73,900,000 of goodwill which will be tested for impairment in accordance with SFAS 142 during fiscal 2007. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2006, 2005 and 2004. All intangible assets are being amortized using the straight-line method over their useful lives.

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

Hedge Accounting

We enter into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company also enters into interest rate swaps to hedge against unfavorable changes in interest rates. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would record the changes in the fair value of the derivative instruments directly to earnings. See “Item 3. Quantitative and

Qualitative Disclosures about Market Risk” and Note 7 in the “Notes to Condensed Consolidated Financial Statements,” included elsewhere in this report.

The Company formally documents hedging instruments and hedged items, and measures at each balance sheet date the effectiveness of its hedges. When it is determined that a derivative is not highly effective, the derivative expires, or is sold or terminated, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively for that specific hedge instrument.

The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes.

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

Inventories

Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers, and packaging materials. Inventories are stated at the lower of cost or market. Cost is being measured using a standard cost method which approximates FIFO (first-in first-out). We regularly review whether the realizable value of our inventory is lower than its book value. If our valuation shows that the realizable value is lower than book value, we take a charge to expense and directly reduce the value of the inventory.

The Company estimates its reserves for inventory obsolescence by examining its inventories on a quarterly basis to determine if there are indicators that the carrying values exceed net realizable value. Indicators that could result in additional inventory write downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles. While management believes that the reserve for obsolete inventory is adequate, significant judgment is involved in determining the adequacy of this reserve.

Revenue recognition

Revenue from wholesale and consumer direct sales is recognized upon product delivery. The Company has no contractual obligation to accept returns for damaged product nor does it guarantee product sales. Title, risk of loss, damage and insurance responsibility for the products pass from the Company to the buyer upon accepted delivery of the products from the Company’s contracted carrier. The Company will at times agree to accept returns or issue credits for products that are clearly damaged in transit.

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

The Company measures the fair value of stock options using the Black-Scholes model using certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock. The expected life of options is estimated based on options vested periods, contractual lives and an analysis of the Company’s historical experience. The expected forfeiture rate is based on the Company’s historical experience. The Company uses a blended historical volatility to estimate expected volatility at the measurement date.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (FAS159). FAS159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’ s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing this new accounting standard.

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

Expected maturity date	2007, remaining	2008	2009	2010	2011	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	—	$26,233	$26,233
Average interest rate	—	—	—	—	7.22%	7.22%
Fixed rate (in thousands)	$43	$49	$20	—	$65,467	$65,579
Average interest rate	2.33%	3.54%	4.71%	—	7.19%	7.18%

At March 31, 2007, we had $26.2 million subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $262,000 annually.

On June 9, 2006, the Company entered into a swap agreement. The notional amount of the swap at March 31, 2007 was $65,467,000. The effect of this swap is to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At March 31, 2007, we estimate we would have had to pay $758,000 (gross of tax), had we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

For the thirteen weeks and twenty-six weeks ended March 31, 2007, the Company paid $18,000 and $38,000 pursuant to the swap agreement, which increased interest expense. For each of the twelve and twenty-eight weeks ended April 8, 2006, the Company received $3,000 pursuant to a prior swap agreement, which reduced interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At March 31, 2007, the Company had approximately $40 million in green coffee purchase commitments, of which approximately 43% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At March 31, 2007, the Company held outstanding futures contracts covering 37,500 pounds of coffee with a fair market value of $(3,000), gross of tax. The average settlement price used to calculate the fair value of the contracts outstanding was $1.16. If the settlement price drops on average by 10%, the loss incurred will be approximately $4,000 gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2007.

Item 4.	Controls and Procedures

As of March 31, 2007, Green Mountain Coffee’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Green Mountain Coffee’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

There have been no significant changes in our internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2006 Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Registrant held its 2007 Annual Meeting of Stockholders on March 15, 2007 at the Company’s offices located at 81 Demeritt Place in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

(b-c) At the Annual Meeting the stockholders voted as follows on the following matter:

VOTES

Proposal 1 - to amend the Company’s Certificate of Incorporation to increase the number of shares of common stock which the Company has the authority to issue from 20,000,000 shares to 60,000,000 shares

For	Against	Abstain
5,977,422	1,251,804	128,794

Proposal 2 - Election of Directors

Nominee	For	Withheld
Barbara D. Carlini (Class II)	7,035,463	322,557
Hinda Miller (Class II)	6,780,034	577,986

The term of office of the following directors continued after the Meeting: William D. Davis, Jules A. delVecchio, Robert P. Stiller, and David E. Moran. In addition, on May 3, 2007, Lawrence J. Blanford was appointed a member of the board of directors.

Item 6.	Exhibits

(a) Exhibits:

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002)

3.1.1	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 6, 2007

10.1	Green Mountain Coffee Roasters, Inc. Senior Executive Officer Short-Term Incentive Plan for fiscal year 2007 *

10.2	Green Mountain Coffee Roasters, Inc. Executive Management Short-Term Incentive Plan for fiscal year 2007 *

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	5/9/2007	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford, Chief Executive Officer

Date:	5/10/2007	By:	/s/ Frances G. Rathke
Frances G. Rathke, Chief Financial Officer