Form 10-Q
period 2007-06-30
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2007-08-09
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 30, 2007

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

As of July 28, 2007, 23,438,763 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$1,365	$1,066
Restricted cash and cash equivalents	162	208
Receivables, less allowances of $1,258 and $1,021 at June 30, 2007, and September 30, 2006, respectively	28,380	30,071
Inventories	27,491	31,796
Other current assets	2,675	2,816
Income tax receivable	—	618
Deferred income taxes, net	1,928	1,384

Total current assets	62,001	67,959

Fixed assets, net	57,109	48,811
Intangibles, net	35,411	39,019
Goodwill	73,840	75,305
Other long-term assets	3,246	2,912

Total assets	$231,607	$234,006

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$59	$97
Accounts payable	23,429	23,124
Accrued compensation costs	7,157	6,736
Accrued expenses	7,977	7,978
Income tax payable	618	—
Other short-term liabilities	208	874

Total current liabilities	39,448	38,809

Long-term revolving line of credit	82,000	102,800

Long-term debt	30	71

Deferred income taxes	17,212	17,386

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized—60,000,000 shares; Issued—26,893,380 and 26,359,515 shares at June 30, 2007 and September 26, 2006, respectively	2,689	2,636

Additional paid-in capital	42,538	34,313
Retained earnings	55,410	46,138
Accumulated other comprehensive (loss)	(121)	(548)
ESOP unallocated shares, at cost—29,310 shares	(263)	(263)
Treasury shares, at cost— 3,472,662 shares	(7,336)	(7,336)

Total stockholders’ equity	92,917	74,940

Total liabilities and stockholders’ equity	$231,607	$234,006

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended June 30, 2007	Twelve weeks ended July 1, 2006
Net sales	$82,418	$47,802

Cost of sales	48,282	30,059

Gross profit	34,136	17,743

Selling and operating expenses	18,248	9,218
General and administrative expenses	8,534	3,942

Operating income	7,354	4,583

Other income	62	54
Interest expense	(1,451)	(322)

Income before income taxes	5,965	4,315

Income tax expense	(2,280)	(1,731)

Income before earnings related to investment in Keurig, Inc.	3,685	2,584

Earnings (loss) related to investment in Keurig, Inc., net	—	(629)

Net income	$3,685	$1,955

Basic income per share:
Weighted average shares outstanding	23,288,609	22,552,011
Net income	$0.16	$0.09

Diluted income per share:
Weighted average shares outstanding	24,863,946	23,737,422
Net income	$0.15	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirty-nine weeks ended June 30, 2007	Forty weeks ended July 1, 2006
Net sales	$248,636	$158,448

Cost of sales	150,331	101,565

Gross profit	98,305	56,883

Selling and operating expenses	55,455	32,458
General and administrative expenses	22,616	10,732

Operating income	20,234	13,693

Other income	137	226
Interest expense	(4,875)	(445)

Income before income taxes	15,496	13,474

Income tax expense	(6,224)	(5,602)

Income before earnings related to investment in Keurig, Inc.	9,272	7,872

Earnings (loss) related to investment in Keurig, Inc., net	—	(963)

Net income	$9,272	$6,909

Basic income per share:
Weighted average shares outstanding	23,141,929	22,479,483
Net income	$0.40	$0.31

Diluted income per share:
Weighted average shares outstanding	24,571,335	23,700,135
Net income	$0.38	$0.29

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended June 30, 2007	Twelve weeks ended July 1, 2006	Thirty-nine weeks ended June 30, 2007	Forty weeks ended July 1, 2006
Net income	$3,685	$1,955	$9,272	$6,909
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	327	(127)	399	54
(Gains) losses on derivatives designated as cash flow hedges included in net income	(18)	(93)	28	(100)

Other comprehensive income (loss)	309	(220)	427	(46)

Comprehensive income	$3,994	$1,735	$9,699	$6,863

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended June 30, 2007 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders’ equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 30, 2006	26,359,515	$2,636	$34,313	$46,138	$(548)	(3,472,662)	$(7,336)	(29,310)	$(263)	$74,940
Options exercised	480,909	48	1,594	—	—	—	—	—	—	1,642
Issuance of common stock under employee stock purchase plan	52,956	5	547							552
Stock compensation expense	—	—	3,197	—	—	—	—	—	—	3,197
Tax benefit from exercise of options	—	—	2,839	—	—	—	—	—	—	2,839
Deferred compensation	—	—	48	—	—	—	—	—	—	48
Other comprehensive income, net of tax	—	—	—	—	427	—	—	—	—	427
Net income	—	—	—	9,272	—	—	—	—	—	9,272

Balance at June 30, 2007	26,893,380	$2,689	$42,538	$55,410	$(121)	(3,472,662)	$(7,336)	(29,310)	$(263)	$92,917

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine weeks ended June 30, 2007	Forty weeks ended July 1, 2006
Cash flows from operating activities:

Net income	$9,272	$6,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,072	5,935
Gain on disposal of fixed assets	(15)	(44)
Provision for doubtful accounts	466	273
Change in fair value in interest rate swap	(584)	(58)
Change in fair value in futures derivatives	(82)	173
Change in accumulated other comprehensive income	427	(46)
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	80	255
Equity in loss of Keurig, Incorporated	—	1,648
Deferred income taxes	651	(546)
Deferred compensation and stock compensation	3,245	1,371
Changes in assets and liabilities:
Receivables	1,225	(1,109)
Inventories	4,435	(1,149)
Income tax payable (receivable)	1,236	(574)
Other current assets	187	(400)
Other long-term assets, net	(334)	(414)
Accounts payable	(367)	(730)
Accrued compensation costs	421	2,349
Accrued expenses	(37)	(290)

Net cash provided by operating activities	31,298	13,553

Cash flows from investing activities:
Purchase of Keurig, Incorporated, net of cash acquired	—	(100,908)
Capital expenditures for fixed assets	(15,229)	(9,923)
Proceeds from disposals of fixed assets	155	442

Net cash used for investing activities	(15,074)	(110,389)

Cash flows from financing activities:
Net change in revolving line of credit	(20,800)	100,000
Deferred financing costs	—	(1,351)
Proceeds from issuance of common stock	2,195	955
Windfall tax benefit	2,759	788
Repayment of long-term debt and capital lease obligations	(79)	(8,553)

Net cash used for financing activities	(15,925)	91,839

Net increase (decrease) in cash and cash equivalents	299	(4,997)
Cash and cash equivalents at beginning of period	1,066	6,247

Cash and cash equivalents at end of period	$1,365	$1,250

Accounts payable include commitments for fixed asset purchases at the end of period:	$2,814	$443

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen week and thirty-nine week periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2007.

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

The Company has revised the classification of certain information presented in its fiscal 2006 Consolidated Balance Sheet, Consolidated Statement of Changes in Stockholders’ Equity and Consolidated Statement of Cash Flows to conform to fiscal 2007 presentation.

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

A reconciliation of the fiscal third quarter 2006 consolidated statement of operations as reported for the twelve and forty weeks ended July 1, 2006 and the as-adjusted fiscal third quarter 2006 presented on a thirteen and thirty-nine week basis which would have ended on June 24, 2006 is provided in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management provides the adjusted periods because it believes the as-adjusted 2006 data is useful for the Company and investors by providing comparabable time periods in evaluating the Company’s financial results.

The table below presents condensed income statement information as filed with the Securities and Exchange Commission for the third fiscal quarter of 2006 and, in order to better compare 2007 results with 2006 results, the comparable as-adjusted information for the third thirteen-week period ended June 24, 2006.

In thousands, except per share data	As reported - Twelve weeks ended July 1, 2006	Adjustment for one extra week	As-adjusted - Thirteen weeks ended June 24, 2006
Net sales	$47,802	$2,886	$50,688
Operating profit	4,583	424	5,007
Net income	1,955	334	2,289

Basic net income per share	0.09	0.01	0.10
Diluted net income per share	0.08	0.01	0.10

The table below presents condensed income statement information as filed with the Securities and Exchange Commission for the third fiscal quarter year-to-date period of 2006 and, in order to better compare 2007 results with 2006 results, the comparable as-adjusted information for the first thirty-nine week period ended June 24, 2006.

In thousands, except per share data	As reported - Forty weeks ended July 1, 2006	Adjustment for extra week	As-adjusted - Thirty-nine weeks ended June 24, 2006
Net sales	$158,448	$(4,924)	$153,524
Operating profit	13,693	(421)	13,272
Net income	6,909	(149)	6,760

Basic net income per share	0.31	(0.01)	0.30
Diluted net income per share	0.29	(0.01)	0.29

3.	Stock Split

On July 6, 2007, the Company announced that its Board of Directors had approved a three-for-one stock split effected in the form of a 200% stock dividend. The stock split shares were distributed on July 27, 2007 to stockholders of record at the close of business on July 17, 2007. The par value of the common stock remained unchanged at $0.10 per share. All share and per share data presented in this report have been adjusted to reflect this stock split.

4.	Segment Reporting

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

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, and most administrative functions such as accounting and information services are decentralized. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at market price and eliminated through consolidation. The costs of GMCR’s manufacturing operations is captured within the GMCR segment while the Keurig segment does not have manufacturing facilities and purchases their saleable products from third parties. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment. All of the Company’s goodwill and intangible assets are included in the assets of the GMCR segment.

Fiscal quarter ended 6/30/07 in thousands	GMCR	Keurig	Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$57,715	$24,703	—		$82,418
Intersegment sales	$2,555	$5,664	$(8,219)		—
Net sales	$60,270	$30,367	$(8,219)		$82,418

Income before taxes	$3,187	$5,359	$(2,581	)(1)	$5,965

Total assets	$239,214	$25,398	$(33,005	)(2)	$231,607

Stock compensation	$776	$413	—		$1,189

Interest expense	—	—	$1,451		$1,451

Property additions	$6,061	$496	—		$6,557

Depreciation and amortization	$2,212	$406	$1,203	(3)	$3,821

(1)	Includes $1,203 of amortization of intangibles, plus $1,451 of interest expense less $73 from the elimination of intercompany profit.
(2)	Represents the elimination of the intercompany receivables and payables as well as the elimination of the balance of the investment in Keurig.
(3)	Represents the amortization of the identifiable intangibles related to the purchase of Keurig.

Fiscal year-to-date ended 6/30/07 in thousands	GMCR	Keurig		Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$173,221	$75,415		—		$248,636
Intersegment sales	$7,569	$16,713		$(24,282)		—
Net sales	$180,790	$92,128		$(24,282)		$248,636

Income before taxes	$12,881	$11,135		$(8,520	)(4)	$15,496

Total assets	$239,214	$25,398		$(33,005	)(5)	$231,607

Stock compensation	$1,972	$965		—		$2,937

Interest expense	—	—		$4,875		$4,875

Property additions	$13,609	$1,620		—		$15,229

Depreciation and amortization	$6,374	$1,219	(6)	$3,609	(7)	$11,202

(4)	Includes $3,609 of amortization of intangibles, $4,875 of interest expense and $36 from the elimination of intercompany profit.
(5)	Represents the elimination of the intercompany receivables and payables as well as the elimination of the balance of the investment in Keurig.
(6)	Included in the depreciation and amortization expense for Keurig is a charge of $130 for the amortization of the step up to fair value of the Keurig inventory.
(7)	Represents the amortization of the identifiable intangibles related to the purchase of Keurig.

Twelve weeks ended 7/1/06 in thousands	GMCR	Keurig(8)		Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$45,843	$1,959		$—		$47,802
Intersegment sales	$37	$550		$(587)		$—
Net sales	$45,880	$2,509		$(587)		$47,802

Income before taxes	$4,755	$10		$(450	)(9)	$4,315

Total assets	$207,685	$21,471		$(14,392)		$214,764

Property additions	$1,805	$13		$—		$1,818

Stock compensation	$496	$59		$—		$555

Interest expense	$71	$—		$251		$322

Depreciation and amortization	$1,843	$106	(10)	$199		$2,148

Forty weeks ended 7/1/06 in thousands	GMCR	Keurig(8)		Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$156,489	$1,959		$—		$158,448
Intersegment sales	$37	$550		$(587)		$—
Net sales	$156,526	$2,509		$(587)		$158,448

Income before taxes	$13,914	$10		$(450	)(9)	$13,474

Total assets	$207,685	$21,471		$(14,392)		$214,764

Property additions	$9,910	$13		$—		$9,923

Stock Compensation	$1,275	$59		$—		$1,334

Interest expense	$194	$—		$251		$445

Depreciation and amortization	$5,630	$106	(10)	$199		$5,935

(8)	The amounts presented for Keurig, Inc. are for the period from the acquisition date of June 15, 2006 until July 1, 2006.
(9)	Includes a non-cash charge of $199 for the amortization of the identifiable intangibles related to the purchase of Keurig, and an interest expense charge of $251.
(10)	Includes a $53 charge for the amortization of the step up to fair value of the Keurig inventory.

5.	Warranty Reserve

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. During the second quarter of fiscal 2007, the Company experienced higher warranty returns associated with two brewer models. These returns were traced to the same component in each of these models. This component caused a false triggering of a redundant safety system related to the regulation of the water heating system in these brewers. As a result, the water heater in the affected brewers was permanently turned off, and the brewers were no longer able to brew coffee. This is not a safety issue, and the specific component was only used in brewers manufactured in calendar 2006. Starting in January 2007, all brewers have been manufactured with a new component which management believes is superior and will substantially eliminate this problem. The Company is currently estimating repair or replacement costs at approximately $1.8 million related to the affected brewers of which $1.4 million is expected to be recovered from its brewer manufacturer. This recovery was reflected in the third quarter cost of sales of Keurig.

The changes in the carrying amount of product warranty reserves for the year-to-date period ended June 30, 2007 is as follows:

Thirty-nine weeks ended June 30, 2007

Balance at September 30, 2006	$230,000
Provision charged to income	2,720,000
Usage	(2,341,000)

Balance at June 30, 2007	$609,000

The changes in the carrying amount of product warranty reserves for the two week period between the Company’s merger date with Keurig, Inc. and July 1, 2006 is as follows:

Two weeks ended July 1, 2006

Balance at June 15, 2006	$353,000
Provision charged to income	19,000
Usage	(64,000)

Balance at July 1, 2006	$308,000

6.	Inventories

Inventories consisted of the following at:

	June 30, 2007	September 30, 2006
Raw materials and supplies	$9,965,000	$10,646,000
Finished goods	17,526,000	21,150,000

	$27,491,000	$31,796,000

Inventory values above are presented net of $378,000 and $219,000 of obsolescence reserves at June 30, 2007 and September 30, 2006, respectively. At June 30, 2007, the Company had approximately $36.2 million in green coffee purchase commitments, of which approximately 43% had a fixed price. These commitments extend through 2010. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.17 per pound and a price of $11.77 per pound for Kona Mountain EstateTM coffee. In addition to its green coffee commitments, the Company had approximately $30.7 million in fixed price inventory purchase commitments at June 30, 2007. The Company believes based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

7.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Thirteen weeks ended June 30, 2007	Twelve weeks ended July 1, 2006	Thirty-nine weeks ended June 30, 2007	Forty weeks ended July 1, 2006
Numerator—basic and diluted earnings per share :
Net income	$3,685	$1,955	$9,272	$6,909

Denominator:
Basic earnings per share—weighted average shares outstanding	23,288,609	22,552,011	23,141,929	22,479,483
Effect of dilutive securities—stock options	1,575,337	1,185,411	1,429,406	1,220,652

Diluted earnings per share—weighted average shares outstanding	24,863,946	23,737,422	24,571,335	23,700,135

Basic earnings per share	$0.16	$0.09	$0.40	$0.31
Diluted earnings per share	$0.15	$0.08	$0.38	$0.29

For the thirteen and thirty-nine weeks ended June 30, 2007, options to purchase 423,000 and 452,000 shares of common stock were excluded in the calculation of diluted earnings per share because they were antidilutive.

For the twelve and forty weeks ended July 1, 2006, options to purchase 504,000 and 189,000 shares of common stock were outstanding but were excluded in the computation of diluted earning per share because they were antidilutive.

8.	Derivative Instruments and Hedging Activities

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. At June 30, 2007, the Company held no outstanding futures contracts. At September 30, 2006, the Company held outstanding futures contracts with a fair market value of $(81,000).

At June 30, 2007, deferred gains on futures contracts designated as cash flow hedges amounted to $4,000 ($2,000 net of taxes). These deferred gains are classified in accumulated other comprehensive income. In the thirteen weeks ended June 30, 2007, total gains on futures contracts (gross of tax) included in cost of sales amounted to $31,000. In the thirty-nine weeks ended June 30, 2007, total losses on futures contracts (gross of tax) included in cost of sales amounted to $49,000. In the twelve and forty weeks ended July 1, 2006, total gains on futures contracts (gross of tax) included in cost of sales amounted to $98,000 and $111,000, respectively.

The Company entered into an interest rate swap agreement with Bank of America N.A. (“Bank of America”) effective June 9, 2006, in connection with its credit facility entered into on June 15, 2006. The notional amount of the swap was $65,467,000 and $69,133,000 at June 30, 2007 and September 30, 2006, respectively. The effect of this swap is to limit the interest rate exposure of the credit facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

At June 30, 2007 and September 30, 2006, the Company estimates it would have paid $208,000 and $793,000 (gross of tax), respectively, had it terminated its interest rate agreement. The Company designates the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

For the thirteen weeks and thirty-nine weeks ended June 30, 2007, the Company paid $20,000 and $58,000 pursuant to the swap agreement, which increased interest expense. For each of the twelve and forty weeks ended July 1, 2006, the Company received $10,000 and $13,000, respectively, pursuant to the swap agreement, which reduced interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

9.	Equity Investment in Keurig

Prior to the acquisition of Keurig on June 15, 2006, the Company owned 33.2% of Keurig on a fully diluted basis and accounted for its investment in Keurig under the equity method of accounting. Since the date of the acquisition, Keurig’s results from operations have been included in the Company’s consolidated financial statements.

In addition to its investment in Keurig, the Company conducted arms-length business transactions with Keurig. Under license agreements with Keurig, the Company paid Keurig a royalty for sales of Keurig licensed products. The Company formerly recorded in cost of sales royalties in the amount of $2,456,000 and $9,497,000 for the ten and thirty-eight weeks ended June 15, 2006 (the Keurig merger date), respectively. Keurig also purchased coffee products from the Company. For the ten and thirty-eight weeks ended June 15, 2006, the Company sold $1,759,000 and $3,966,000 worth of coffee products to Keurig, respectively. In addition, the Company purchased brewer equipment from Keurig. For the ten and thirty-eight weeks ended June 15, 2006, the Company purchased $192,000 and $1,361,000 worth of brewers and associated equipment from Keurig, respectively. The Company eliminated the effect of these related party transactions.

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

Prior to the merger, Keurig was on a calendar year-end fiscal year. The Company included in its income for the forty week period ended July 1, 2006 the Company’s equity interest in the fourth calendar fiscal quarter of Keurig’s earnings (October 1, 2005 through December 31, 2005) and the first two calendar fiscal quarters of Keurig’s earnings (January 1, 2006 through June 15, 2006, the merger date). The equity interest in the earnings of Keurig included the Company’s portion of Keurig’s earnings for the period relative to the Company’s ownership of common stock in Keurig for that period, net of certain adjustments. For the twelve and forty weeks ended July 1, 2006, the Company’s equity interest in the losses of Keurig amounted to ($686,000) and ($3,384,000), respectively.

During the twelve and forty weeks ended July 1, 2006, ($488,000) and ($3,502,000) of the equity interest in Keurig’s losses was due to the accretion of preferred stock redemption rights. The carrying value of Keurig’s preferred stock was being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value represented Keurig’s estimate of the amount the holders of the preferred shares would receive upon redemption. The redemption value was based upon a valuation of Keurig performed annually and approved by Keurig’s board of directors. The Company carried its investment in Keurig’s preferred stock at accreted redemption value, which approximated fair value. During the twelve and forty weeks ended July 1, 2006, $57,000 and $2,421,000 of the earnings related to the investment in Keurig was due to increases in the fair value of the Company’s preferred shares based upon a valuation determined by Keurig’s Board of Directors. The Company recognized its earnings related to its investment in Keurig net of related tax effects.

Summarized unaudited financial information for Keurig is as follows:

Income Statement Information for the eight and a half months ended June 15, 2006

Dollars in thousands

Revenues	$51,704
Cost of goods sold	$25,837
Selling, general, and administrative expenses	$24,617
Operating income	$1,250
Net income	$1,145

Financial Position Information as of June 15, 2006

Dollars in thousands

Current assets	$16,325
Property, plant and equipment, net	$3,374
Other assets	$363
Total assets	$20,062
Current liabilities	$9,387
Redeemable preferred stock	$38,799
Shareholders’ deficit	$(28,124)

The following pro forma information for the 2006 and the 2005 fiscal years have been prepared assuming the Company’s merger with Keurig occurred at the beginning of the periods presented:

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Pro Forma Condensed Consolidated Statements of Operations

(Dollars in thousands except per share data)

Unaudited

	53 weeks ended September 30, 2006 Pro Forma	52 weeks ended September 24, 2005 Pro Forma
Net sales	$262,203	$199,288
Operating income	$14,019	$10,058
Net income	$4,608	$2,482

Basic income per share:
Weighted average shares outstanding	22,516,701	21,577,293
Net income	$0.20	$0.12

Diluted income per share:
Weighted average shares outstanding	23,820,183	23,273,556
Net income	$0.19	$0.11

10.	Compensation Plans

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the thirty-nine weeks ended June 30, 2007: an expected life averaging 5.6 years; an average volatility of 39%; no dividend yield; and a risk-free interest rate averaging 4.7%. The weighted-average fair value of options granted during the thirty-nine weeks ended June 30, 2007 was $10 per share.

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants issued during the forty weeks ended July 1, 2006: an expected life averaging 5 years; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 5%. The weighted-average fair values of options granted during the forty weeks ended July 1, 2006 was $7.

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the thirty-nine weeks ended June 30, 2007: an expected life averaging 6 months; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging 5.0%. The weighted-average fair values of purchase rights granted during the thirty-nine weeks ended June 30, 2007 was $4 per share.

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to 6 months; a volatility of 33%; no dividend yield; and a risk-free interest rate equal to 3.8% for the purchase rights granted during the forty weeks ended July 1, 2006. The weighted-average fair values of purchase rights granted during the forty weeks ended July 1, 2006 was $3.

For the thirteen and thirty-nine weeks ended June 30, 2007, income before income taxes was reduced by a stock compensation expense of $1,189,000 and $2,937,000. For the twelve and forty weeks ended July 1, 2006, income before income taxes was reduced by a stock compensation expense of $555,000 and $1,334,000.

On the basis of interim guidance provided by the Internal Revenue Service, on December 7, 2006, the Company and its Chief Financial Officer, Ms. Rathke, agreed to amend a discounted option to avoid the adverse tax consequences of Section 409A of the Internal Revenue Code by increasing the exercise price of the option to the fair market value on the date of its grant. This agreement also provides for a deferred cash payment equal to the difference between the original option price and the amended option price. The Company recorded an expense of $78,000 in the thirty-nine weeks ended June 30, 2007 to account for this modification.

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirty-nine week period ended June 30, 2007 and in the forty week period ended July 1, 2006, the Company recorded compensation costs of $171,000 and $154,000 to accrue for anticipated stock distributions under the ESOP, respectively. On June 30, 2007, the ESOP held 29,310 unearned shares at an average cost of $9.03.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the thirty-nine week period ended June 30, 2007, $48,000 of compensation expense was recorded under this Plan. In the forty week period ended July 1, 2006, $37,000 of compensation expense was recorded under this Plan.

11.	Income Taxes

During fiscal 2004, the state of Vermont awarded the Company tax credits totaling $2,091,000, to be earned over a five-year period from fiscal 2004 through fiscal 2008. The Company records the tax benefit of these credits in the periods that they are earned. Through fiscal 2006 the Company had earned $1,750,000 of the $2,091,000 total credit, and is expected to earn the remaining $341,000 during fiscal 2007. The Company expects to utilize approximately $541,000 of the tax credit during fiscal 2007 and the remaining unutilized credit is carried forward as a deferred tax asset. The tax credits are subject to recapture and disallowance in the event of a substantial curtailment of the Company’s trade or business.

12.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	June 30, 2007	September 30, 2006
Production equipment	1 - 15	$41,611,000	$37,177,000
Equipment on loan to wholesale customers	3 - 7	12,834,000	12,294,000
Computer equipment and software	2 - 10	15,870,000	13,932,000
Building	30	5,519,000	5,455,000
Furniture and fixtures	1 - 10	5,073,000	3,414,000
Vehicles	4 - 5	940,000	915,000
Leasehold improvements	1 -11 or remaining life of the lease, whichever is less	3,202,000	2,093,000
Construction-in-progress		9,571,000	4,433,000

Total fixed assets		94,620,000	79,713,000

Accumulated depreciation		(37,511,000)	(30,902,000)

		$57,109,000	$48,811,000

Total depreciation expense relating to all fixed assets was $2,618,000 and $7,463,000 for the thirteen and thirty-nine weeks ended June 30, 2007, respectively. Total depreciation expense relating to all fixed assets was $1,896,000 and $5,683,000 for the twelve and forty weeks ended July 1, 2006, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on June 30, 2007 are expected to be in production use in the next twelve months.

In the thirteen and thirty-nine weeks ended June 30, 2007, the Company capitalized $125,000 and $280,000 of interest expense, respectively. In the twelve and forty weeks ended July 1, 2006, the Company capitalized $18,000 and $115,000 of interest expense, respectively.

13.	Goodwill

The Company carries $72.4 million at June 30, 2007 and $73.9 million of goodwill at September 30, 2006 related to its merger with Keurig. Goodwill was decreased by $1.4 million in the third fiscal quarter of 2007 primarily to reflect updated estimates of R&D tax credits earned by Keurig in the years prior to the Company’s merger with Keurig. Goodwill was also decreased by $97,000 in the second quarter of fiscal 2007 due to the final settlement of contingencies related to the merger.

The Company also carries $1.4 million of goodwill at June 30, 2007 and September 30, 2006 related to the acquisition of the coffee business of Frontier Natural Products Co-op.

14.	Recent pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between principal market participants. The FASB clarifies the principle that fair value should be based on the assumptions principal market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2008. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115” (“SFAS159”). SFAS159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing this new accounting standard.

15.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the former CEO and current chairman of the board of directors of Green Mountain Coffee. During the thirty-nine weeks ended June 30, 2007 and the forty weeks ended July 1, 2006, Heritage Flight billed the Company $180,000 and $95,000, respectively, for travel services for various employees of the Company.

16.	Appointment of new Chief Executive Officer

On May 3, 2007, the board of directors of the Company appointed Lawrence J. Blanford to the positions of president and chief executive officer of the Company and as a member of the board of directors. On May 3, 2007, Robert P. Stiller resigned his positions as president and chief executive officer of the Company. Mr. Stiller continues in his role as chairman of the board of directors of the Company.

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

Basis of Presentation

Since the acquisition of Keurig in June 2006, we have managed our operations through two business segments, Green Mountain Coffee Roasters, Inc. and Keurig, and we evaluate performance primarily based on segment operating income. The operating segments do not share manufacturing or distribution facilities, and most administrative functions such as accounting and information services are decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” or “Green Mountain Coffee,” and we refer to our operating segments as “GMCR” and “Keurig.”

All share and per share data in this presentation reflect the three-for-one stock split effected on July 27, 2007.

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

The Company changed its quarterly calendar in fiscal 2007 to report four thirteen-week quarters ending on the last Saturday in September (which is the same year-end as in prior years). The prior quarterly calendar was sixteen weeks for the first quarter, twelve weeks for the second, third and fourth quarters except in the years with the additional 53rd week. In addition to results for the twelve and forty weeks ended July 1, 2006 provided in accordance with GAAP throughout this report, we have provided as-adjusted measurements to conform our third quarter 2006 and year-to-date 2006 results to the 2007 presentation related to our quarterly calendar change. Management believes the as-adjusted 2006 data is useful for investors by providing a comparable time period in evaluating the Company’s financial results for its 2007 fiscal quarter. The adjusted 2006 financial results are referred to as the “as-adjusted prior period” for the comparable 13 week third quarter 2006 and the “as-adjusted YTD prior period” for the comparable 39 week fiscal 2006 period.

A reconciliation of the fiscal third quarter 2006 and year-to-date 2006 consolidated statement of operations as reported for the twelve weeks and forty weeks ended July 1, 2006 and the as-adjusted fiscal third quarter 2006 and year-to-date 2006 presented on a thirteen week and thirty-nine week basis which would have ended on June 24, 2006 is provided in the Company’s financial tables below.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations and

Reconciliation of Reported Third Quarter 2006 to Adjusted Third Quarter 2006 Period

(in thousands except per share amounts)

		Third Quarter 2006 Reconciliation
	Third Quarter 2007, As Reported (13 weeks)	Third Quarter 2006, As Reported (12 weeks)	Plus: Adjustment for extra 1 week	Third Quarter 2006, As Adjusted (13 weeks)
Net Sales	$82,418	$47,802	$2,886	$50,688
Cost of Sales	48,282	30,059	2,325	32,384

Gross Profit	34,136	17,743	561	18,304
Selling and operating expenses	18,248	9,218	364	9,582
General and administrative expenses	8,534	3,942	(227)	3,715
Operating Income	7,354	4,583	424	5,007
Other income	62	54	(37)	17
Interest expense	(1,451)	(322)	195	(127)
Income before income taxes	5,965	4,315	582	4,897

Income tax expense	(2,280)	(1,731)	(248)	(1,979)
Income before earnings related to investment in Keurig, Inc., net of tax	3,685	2,584	334	2,918
Earnings (loss) related to investment in Keurig, Inc., net of tax	—	(629)	—	(629)

Net Income	$3,685	$1,955	$334	$2,289

Net Income per share—basic	$0.16	$0.09	$0.01	$0.10
Net income per share—diluted	$0.15	$0.08	$0.01	$0.10

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations and

Reconciliation of Reported Third Quarter Year to Date 2006 to Adjusted Third Quarter Year to Date 2006 Period

(in thousands except per share amounts)

		Third Quarter YTD 2006 Reconciliation
	Third Quarter YTD 2007, As Reported (39 weeks)	Third Quarter YTD 2006, As Reported (40 weeks)	Less: Adjustment for extra Week	Third Quarter YTD 2006, As Adjusted (39 weeks)
Net Sales	$248,636	$158,448	$(4,924)	$153,524
Cost of Sales	150,331	101,565	(2,884)	98,681

Gross Profit	98,305	56,883	(2,040)	54,843
Selling and operating expenses	55,455	32,458	(922)	31,536
General and administrative expenses	22,616	10,732	(697)	10,035
Operating Income	20,234	13,693	(421)	13,272
Other income	137	226	(54)	172
Interest expense	(4,875)	(445)	218	(227)
Income before income taxes	15,496	13,474	(257)	13,217
Income tax expense	(6,224)	(5,602)	108	(5,494)
Income before earnings related to investment in Keurig, Inc., net of tax	9,272	7,872	(149)	7,723
Earnings (loss) related to investment in Keurig, Inc., net of tax	—	(963)	—	(963)

Net Income	$9,272	$6,909	$(149)	$6,760
Net Income per share—basic	$0.40	$0.31	$(0.01)	$0.30
Net income per share—diluted	$0.38	$0.29	$(0.01)	$0.29

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended June 24, 2006, as adjusted	Thirty-nine Weeks Ended June 30, 2007	Thirty-nine Weeks Ended June 24, 2006, as adjusted
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6%	63.9%	60.5%	64.3%

Gross profit	41.4%	36.1%	39.5%	35.7%

Selling and operating expenses	22.1%	18.9%	22.3%	20.6%
General and administrative expenses	10.4%	7.3%	9.1%	6.5%

Operating income	8.9%	9.9%	8.1%	8.6%

Other income	0.1%	0.0%	0.1%	0.1%
Interest expense	(1.8)%	(0.2)%	(2.0)%	(0.1)%

Income before income taxes	7.2%	9.7%	6.2%	8.6%

Income tax expense	(2.7)%	(3.9)%	(2.5)%	(3.6)%

Income before equity in earnings of Keurig	4.5%	5.8%	3.7%	5.0%
Equity in earnings of Keurig, net of tax	0.0%	(1.3)%	0.0%	(0.6)%

Net income	4.5%	4.5%	3.7%	4.4%

Segment Summary

Net sales and income before taxes for GMCR and Keurig are summarized in the tables below (note Keurig was acquired in June 2006 and was first reported on a consolidated basis in Q3 of 2006).

	Net Sales (in millions)
	Thirteen weeks ended 6/30/07	Twelve weeks ended 7/1/06	Thirty-nine weeks ended 6/30/07	Forty weeks ended 7/1/06
GMCR	$60.3	$45.9	$180.8	$156.5
Keurig	30.3	2.5	92.1	2.5
Intercompany eliminations	(8.2)	(0.6)	(24.3)	(0.6)
Total Company	$82.4	$47.8	$248.6	$158.4

	Income before taxes (in millions)
	Thirteen weeks ended 6/30/07	Twelve weeks ended 7/1/06	Thirty-nine weeks ended 6/30/07	Forty weeks ended 7/1/06
GMCR	$3.2	$4.7	$12.9	$13.9
Keurig	5.4	0.0	11.1	0.0
Intercompany eliminations	(2.6)	(0.4)	(8.5)	(.4)
Total Company	$6.0	$4.3	$15.5	$13.5

Thirteen weeks ended June 30, 2007 versus twelve weeks ended July 1, 2006

Revenue

Company Summary

Net sales for the third quarter of fiscal 2007 totaled $82.4 million as compared to $47.8 million reported in the prior fiscal year’s third quarter, a twelve week period. Net sales for the third quarter of fiscal 2007 increased by $31.7 million or 62.6% over the as-adjusted prior period.

GMCR

GMCR segment net sales for the second quarter of fiscal 2007 were $60.3 million (including $2.5 million of inter-company K-cup sales) as compared to $45.9 million reported in third quarter of fiscal 2006. Net sales for the GMCR segment in the third quarter of fiscal 2007 increased 21.2% over the as-adjusted prior period net sales of $49.7 million. The GMCR segment K-Cup® shipments of coffee, hot cocoa and tea increased 42% over the as-adjusted prior period.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Total Coffee Pounds Shipped by Stand-Alone Green Mountain Coffee

(Unaudited Pounds in Thousands)

CHANNEL	Q3 13 wks. ended 6/30/07	Q3 13 wks. ended 6/24/06	Q3 Y/Y lb. Change	Q3 % Y/Y lb. Change	Q3YTD 39 wks. ended 6/30/07	Q3YTD 39 wks. ended 6/24/06	Q3YTD Y/Y lb. Change	Q3YTD % Y/Y lb. Change
Supermarkets	1,523	1,440	83	5.8%	4,748	4,775	(27)	-0.6%
Resellers	212	86	126	146.5%	675	273	402	147.3%
Convenience Stores	1,407	1,363	44	3.2%	4,154	4,133	21	0.5%
Office Coffee Srvs	1,732	1,469	263	17.9%	5,285	4,388	897	20.4%
Food Service	1,467	1,280	187	14.6%	4,080	3,517	563	16.0%
Consumer Direct	309	217	92	42.4%	911	662	249	37.6%
Totals	6,650	5,855	795	13.6%	19,853	17,748	2,105	11.9%

Note:	Certain prior year customer channel classifications were reclassified to conform to current year classifications.
Note:	The Resellers channel includes shipments of Green Mountain Coffee manufactured products to Keurig and other resellers for sales to either the retail channel such as department stores or sales via internet websites

REGION	Q3 13 wks. ended 6/30/07	Q3 13 wks. ended 6/24/06	Q3 Y/Y lb. Change	Q3 % Y/Y lb. Change	Q3YTD 39 wks. ended 6/30/07	Q3YTD 39 wks. ended 6/24/06	Q3YTD Y/Y lb. Change	Q3YTD % Y/Y lb. Change
New England	3,132	2,681	451	16.8%	9,222	8,019	1,204	15.0%
Mid Atlantic	1,756	1,632	124	7.6%	5,350	4,915	435	8.9%
South	1,029	915	114	12.5%	3,126	2,727	399	14.7%
Midwest	317	280	37	13.2%	966	932	34	3.6%
West	350	278	72	25.9%	996	947	49	5.2%
International	66	69	(3)	-4.3%	192	208	(16)	-7.7%
Totals	6,650	5,855	795	13.6%	19,853	17,748	2,105	11.9%

The consumer direct channel grew 42% in coffee pounds shipped. The majority of this growth was related to the sales of K-Cups® to consumers for use with Keurig® Single-Cup Brewers. The resellers channel, which includes GMCR K-cup sales to Keurig for its developing business in retail department stores and over the internet, increased 147% in coffee pounds shipped. The 18% increase in coffee pounds shipped in the OCS channel continues to demonstrate the appeal and success of the Keurig single-cup brewing system.

The food service channel increased 15% in coffee pounds shipped with the majority of this increase driven by sales to McDonalds restaurants in New England and Albany, New York. The supermarket channel coffee pounds shipped increased 6% with increased coffee pounds growth from both existing and new customers. In the convenience store channel, coffee pounds shipped increased 3% primarily related to fluctuations in quarterly inventory replenishment to McLane Company, the distributor to Exxon Mobil Corporation convenience stores.

We experienced a 15% gain in shipments of certified Fair Trade and organic coffees, including co-branded Newman’s Own® Organics coffees. Certified Fair Trade and organic coffees represented 28% of total volume shipped in the third quarter of fiscal 2007.

Keurig

Net sales of Keurig included in our third quarter of fiscal 2007 were $30.4 million (including $5.7 million of inter-company brewer sales and royalty revenue), an increase of 91% over the prior year period when Keurig’s financial results were not fully consolidated into our financial results. Net sales of the Company in the third quarter of fiscal 2006 include approximately $2.5 million of Keurig net sales (including $0.6 million of intercompany brewer sales and royalty revenue) for the two-week period after the closing of the acquisition on June 15, 2006. The increase in sales was primarily due to higher brewer and K-Cup sales and royalty income from the sales of K-Cups.

Data Related to Keurig and Green Mountain Coffee Roasters

(Unaudited data and in thousands)

	Q3 13 wks ended 6/30/07	Q3 13 wks ended 6/24/06	Q3 Y/Y Increase	Q3 % Y/Y Increase	FY07 39 wks ended 6/30/07	FY06 39 wks ended 6/24/06	FY07 Y/Y Increase	FY07 % Y/Y Increase
At Home Brewers (Consumer)	83	26	57	219%	263	136	127	93%
Away from Home Brewers (Commercial)	12	6	6	100%	37	19	18	95%
Total Keurig brewers shipped (1)	95	32	63	197%	300	155	145	94%
Total K-Cups shipped (system-wide) (2)	157,753	112,278	45,475	41%	469,565	325,077	144,488	44%
Total K-Cups shipped by GMCR (3)	89,712	63,143	26,569	42%	263,721	187,370	76,351	41%

(1)	Total Keurig brewers shipped means brewers shipped by Keurig to customers in the US and Canada. Cumulative brewers shipped life to date to customers in the US/Canada as of June 30, 2007 is 773,000 units with 161,000 for Away from Home brewers and 612,000 for At Home brewers.
(2)	Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the US and Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig. Cumulative K-Cups shipped life to date was 1,888 million as of June 30, 2007.
(3)	Total K-Cups shipped by GMCR are under the brands Green Mountain Coffee, Newman’s Own Organics coffee and Celestial Seasonings tea.

Gross Profit

Company gross profit for the third quarter of fiscal 2007 totaled $34.1 million or 41.4% of net sales as compared to $17.7 million or 37.1% of net sales reported in the third quarter of fiscal 2006. The Company’s gross profit increased by $15.8 million, or 86.5%, from $18.3 million in the as-adjusted prior period.

As a percentage of net sales, Company gross profit margin increased 5.3% to 41.4% in the third quarter of fiscal 2007 as compared to 36.1% in the as-adjusted prior period. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of inter-company royalties for K-Cups from cost of sales.

The GMCR segment gross profit margin was 33.4% of net sales in the third quarter of fiscal 2007 as compared to third quarter of fiscal 2006 gross profit margin of 36.0%. The third quarter 2007 decline in gross profit margin in the GMCR segment was due primarily to variations in sales mix (mostly related to the higher percentage of sales of K-Cups, which have a lower gross margin).

The Keurig segment gross profit was 45.9% of net sales in the third quarter of fiscal 2007. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company offers a one-year warranty on all Keurig brewers it sells. During the second quarter of fiscal 2007, the Company experienced higher warranty returns associated with two brewer models. These returns were traced to the same component in each of these models. This component caused a false triggering of a redundant safety system related to the regulation of the water heating system in these brewers. As a result, the water heater in the affected brewers was permanently turned off, and the brewers were no longer able to brew K-Cups. This is not a safety issue, and the specific component was only used in brewers manufactured in calendar 2006. Starting in January 2007, all brewers have been manufactured with a new component designed to eliminate this problem. The Company is currently estimating repair or replacement costs at approximately $1.8 million related to the affected brewers of which $1.4 million is expected to be recovered from its brewer manufacturer. This recovery was reflected in the third quarter cost of sales of Keurig.

Selling, General and Administrative Expenses

Company selling, general and administrative (“S,G&A”) expenses for the third quarter of fiscal 2007 increased by $13.6 million to $26.8 million from $13.2 million in the third quarter of fiscal 2006. The Company’s S,G&A expenses increased by $13.5 million from $13.3 million in the as-adjusted prior period. The increase in S,G&A expenses is mainly due to the impact of consolidating Keurig’s S,G&A expenses into the Company’s financial results.

As a percentage of sales, total Company S,G&A expenses increased to 32.5% from 27.5% in the third quarter of fiscal 2006 and 26.2% in the as-adjusted prior period, primarily due to the inclusion of $1.2 million non-cash amortization expenses related to the identifiable intangibles in the third quarter of fiscal 2007 as part of the purchase price accounting for the acquisition of Keurig and an increase of $0.6 million in non-cash stock-based compensation charges over the as-adjusted prior period.

Operating Income

Company operating income was $7.4 million in the third quarter of fiscal 2007, as compared to $4.6 million in the third quarter of fiscal 2006, and $5.0 million in the as-adjusted prior period, and, as a percentage of net sales, 8.9%, 9.6% and 9.9%, respectively. Excluding the non-cash amortization expenses related to the identifiable intangibles of approximately $1.2 million and the $1.2 million total stock compensation charge, the Company’s operating margin was 11.8% in the third quarter of fiscal 2007, as compared to 11.3% in the as-adjusted prior period.

Other Income and Interest Expense

Company interest expense was $1.5 million in the third quarter of fiscal 2007, up from $322,000 in the third quarter of fiscal 2006, and from $127,000 in the as-adjusted prior period. The increase is mainly due to increased borrowings under our $125 million revolving credit agreement used to fund the acquisition of Keurig. The average effective interest rate was 6.9% in the third quarter of fiscal 2007. We capitalized $125,000 of interest expense in the third quarter of fiscal 2007, up from $18,000 in the third quarter of fiscal 2006.

Income Before Taxes and Taxes

The GMCR segment income before taxes for the third quarter of fiscal 2007 was $3.2 million as compared to $4.8 million reported in third quarter of fiscal 2006.

Keurig’s income before taxes for the third quarter of fiscal 2007 was $5.4 million (prior to $1.2 million of intangibles amortization, $1.4 million of interest expense and ($0.1) million of intercompany profit elimination), as compared to $10,000 reported in the third fiscal quarter of fiscal 2006.

The effective income tax rate for the Company was 38.2% in the third fiscal quarter of 2007, down from 40.1% in the third quarter of fiscal 2006. The decrease is primarily due to changes in estimates of R&D credits earned since the merger with Keurig and changes in state apportionments.

Net Income and Diluted EPS

Company net income for the third quarter of fiscal 2007 was $3.7 million, as compared to $2.0 million in the third quarter of fiscal 2006. Diluted earnings per share for the third quarter of fiscal 2007 were $0.15 per share, as compared to $0.08 per share in the third quarter of fiscal 2006. Net income was $2.3 million and $0.10 per diluted share in the as-adjusted prior period. Excluding the impact of the non-cash items described below, Non-GAAP net income grew approximately 55% in the third quarter of fiscal 2007 totaling $5.2 million, or $0.21 per share, compared to Non-GAAP net income of $3.3 million or $0.14 per share, in the as-adjusted prior period. The non-cash items excluded were: (i) pre-tax non-cash stock-based compensation charges of $1,189,000 in the fiscal third quarter of 2007 as compared to $601,000 in the as-adjusted prior period; (ii) pre-tax non-cash amortization expense related to the identifiable intangibles acquired from Keurig of $1.2 million in the third fiscal quarter of 2007 as compared to $0.1 million in the as-adjusted prior period; and (iii) the Company’s net income in the third quarter of fiscal 2006 includes recognition of after-tax non-cash loss of $629,000 as a result of its equity investment in Keurig.

Thirty-nine weeks ended June 30, 2007 versus forty weeks ended July 1, 2006

Revenue

Company Summary

Net sales for the thirty-nine weeks ended June 30, 2007 (the “2007 YTD period”) totaled $248.6 million as compared to $158.4 million reported in the prior fiscal year’s forty weeks ended July 1, 2006 (the “2006 YTD period”). Net sales for the 2007 YTD period increased by $95.1 million or 62% over the as-adjusted YTD prior period.

GMCR

GMCR segment net sales for the 2007 YTD period were $180.8 million (including $7.6 million of inter-company K-cup sales) as compared to $156.5 million reported in the 2006 YTD period. The GMCR segment K-Cup® shipments of coffee and tea increased 41% over the as-adjusted YTD prior period.

The consumer direct channel grew 38% in coffee pounds shipped. The majority of this growth was related to the sales of K-Cups® to consumers for use with Keurig® Single-Cup Brewers. The resellers channel increased 147% primarily due to K-Cup sales to Keurig, for their developing retail and consumer channels. The 20% increase in coffee pounds shipped in the OCS channel continues to demonstrate the appeal and success of the Keurig single-cup brewing system. The food service channel increased 16% in coffee pounds shipped with the majority of this increase driven by sales to existing customers, including McDonald’s restaurants in New England and Albany, New York.

In the convenience store channel, coffee pounds shipped were relatively flat increasing 1%. The supermarket channel coffee pounds shipped decreased 1% with increased coffee pounds from new customer acquisitions not fully offsetting certain declines in some other supermarket customers due to increased competition in the specialty coffee category in this channel.

Keurig

Net sales of Keurig included in the 2007 YTD period were $92.1 million (including $16.7 million of inter-company brewer sales and royalty revenue), an increase of 70% over the as-adjusted YTD prior period when Keurig was not fully consolidated into our financial results. The increase in sales was primarily due to higher brewer and K-Cup sales and royalty income from the sales of K-Cups.

Gross Profit

Company gross profit for the 2007 YTD period totaled $98.3 million or 39.5% of net sales as compared to $56.9 million or 35.9% of net sales reported in the 2006 YTD period. The Company’s gross profit increased by $43.5 million, or 79.2%, from $54.8 million in the as-adjusted YTD prior period.

As a percentage of net sales, Company gross profit margin increased 3.8% to 39.5% in the 2007 YTD period as compared to 35.7% in the as-adjusted YTD prior period. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of inter-company royalties for K-Cups from cost of sales.

The GMCR segment gross profit was 34.0% of net sales in the 2007 YTD period as compared to the 2006 YTD period of 35.6%, with the 2007 decline in margin due primarily to variations in sales mix (mostly related to the higher percentage of sales of K-Cups, which have a lower gross margin). The Keurig segment gross profit was 40.0% of net sales in the 2007 YTD period.

Selling, General and Administrative Expenses

Company S,G&A expenses for the 2007 YTD period increased by $34.9 million to $78.1 million from $43.2 million in the 2006 YTD period. The Company’s S,G&A expenses increased by $36.5 million, or 87.8%, from $41.6 million in the as-adjusted YTD prior period. The increase in S,G&A expenses is mainly due to the impact of consolidating Keurig’s S,G&A expenses into the Company’s financial results.

In the 2007 YTD period, total Company S,G&A expenses increased to 31.4% of net sales from 27.3% of net sales in the 2006 YTD period, and 27.1% of net sales in the as-adjusted YTD prior period. For 2007 YTD period, the increase in S,G&A as a percentage of net sales was primarily due to the inclusion of $3.6 million non-cash amortization expenses related to the identifiable intangibles in the 2007 YTD period as part of the purchase price accounting for the acquisition of Keurig, and an increase of $1.5 million in non-cash stock-based compensation charges over the as-adjusted YTD prior period.

Operating Income

Company operating income was $20.2 million in the 2007 YTD period, as compared to $13.7 million in the previously reported 2006 YTD period, and $13.3 million in the as-adjusted YTD prior period, and, as a percentage of net sales, 8.1%, 8.6% and 8.6%, respectively. Excluding the non-cash amortization expenses related to the identifiable intangibles of approximately $3.6 million and the $2.9 million total stock compensation charge, the Company’s operating margin was 10.8% in the 2007 YTD period, as compared to 9.6% in the as-adjusted YTD prior period.

Other Income and Interest Expense

Company interest expense increased by $4.4 million to $4.9 million in the 2007 YTD period, up from $445,000 in the 2006 YTD period, and from $227,000 in the as-adjusted YTD prior period. The increase is mainly due to increased borrowings under our $125 million revolving credit agreement used to fund the acquisition of Keurig. We capitalized $280,000 of interest expense in the 2007 YTD period, up from $115,000 of interest expense in the 2006 YTD period.

Income Before Taxes and Taxes

The GMCR segment income before taxes for the 2007 YTD period was $12.9 million as compared to $13.9 million reported in 2006 YTD period.

Keurig’s income before taxes for the 2007 YTD period was $11.1 million (prior to $3.6 million of amortization of intangibles and $4.9 million of interest expense in the 2007 YTD period), as compared to $10,000 reported in the 2006 YTD period.

The effective income tax rate for the Company was 40.2% in the 2007 YTD period, down from 41.6% in the 2006 YTD period.

Net Income and Diluted EPS

Company net income for the 2007 YTD period was $9.3 million, as compared to $6.9 million in the 2006 YTD period. Diluted earnings per share for the 2007 YTD period were $0.38 per share, as compared to $0.29 per share in the 2006 YTD period. Net income was $6.8 million and $0.29 per diluted share in the as-adjusted YTD prior period. Excluding the impact of the non-cash items described below, Non-GAAP net income grew approximately 54% in the 2007 YTD period totaling $13.2 million, or $0.54 per share, compared to Non-GAAP net income of $8.6 million or $0.36 per share, in the as-adjusted YTD prior period. The non-cash items excluded were: (i) pre-tax non-cash stock-based compensation charges of $2.9 million in the 2007 YTD period as compared to $1.3 million in the as-adjusted YTD prior period; (ii) pre-tax non-cash amortization expense related to the identifiable intangibles acquired from Keurig of $3.6 million in the 2007 YTD period as compared to $0.1 million in the as-adjusted prior YTD period; and (iii) the Company’s net income in the 2006 YTD period includes recognition of after-tax non-cash loss of $963,000 as a result of its equity investment in Keurig.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Statements of Operations- Non-GAAP basis

(in thousands except per share amounts)

The following tables show a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for the third quarter of fiscal 2007 and 2007 YTD period:

	Thirteen weeks ended June 30, 2007
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Earnings related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$82,418	$—	$—	$—	$82,418
Cost of Sales	48,282	(121)	—	—	48,161
Gross Profit	34,136	121	—	—	34,257
Selling and operating expenses	18,248	(375)	—	—	17,873
General and administrative expenses	8,534	(693)	(1,203)	—	6,638
Operating Income	7,354	1,189	1,203	—	9,746
Other income	62	—	—	—	62
Interest expense	(1,451)	—	—	—	(1,451)
Income before income taxes	5,965	1,189	1,203	—	8,357
Income tax expense	(2,280)	(454)	(460)	—	(3,194)
Income before earnings related to investment in Keurig, Inc., net of tax	3,685	735	743	—	5,163
Earnings related to investment in Keurig, Incorporated, net of tax benefit	—	—	—	—	—
Net Income	$3,685	$735	$743	$—	$5,163

Basic income per share:
Weighted average shares outstanding	23,288,609	23,288,609	23,288,609	23,288,609	23,288,609
Net Income	$0.16	$0.03	$0.03	$—	$0.22

Diluted income per share:
Weighted average shares outstanding	24,863,946	24,863,946	24,863,946	24,863,946	24,863,946
Net income	$0.15	$0.03	$0.03	$—	$0.21

	Thirty-nine weeks ended June 30, 2007
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Earnings related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$248,636	$—	$—	$—	$248,636
Cost of Sales	150,331	(319)	—	—	150,012
Gross Profit	98,305	319	—	—	98,624
Selling and operating expenses	55,455	(971)	—	—	54,484
General and administrative expenses	22,616	(1,647)	(3,609)	—	17,360
Operating Income	20,234	2,937	3,609	—	26,780
Other income	137	—	—	—	137
Interest expense	(4,875)	—	—	—	(4,875)
Income before income taxes	15,496	2,937	3,609	—	22,042
Income tax expense	(6,224)	(1,181)	(1,451)	—	(8,856)
Income before earnings related to investment in Keurig, Inc., net of tax	9,272	1,756	2,158	—	13,186
Earnings related to investment in Keurig, Incorporated, net of tax benefit	—	—	—	—	—
Net Income	$9,272	$1,756	$2,158	$—	$13,186

Basic income per share:
Weighted average shares outstanding	23,141,929	23,141,929	23,141,929	23,141,929	23,141,929
Net Income	$0.40	$0.08	$0.09	$—	$0.57

Diluted income per share:
Weighted average shares outstanding	24,571,335	24,571,335	24,571,335	24,571,335	24,571,335
Net income	$0.38	$0.07	$0.09	$—	$0.54

The following tables show a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for the as-adjusted prior period and the as-adjusted YTD prior period:

	As-Adjusted Thirteen weeks ended June 24, 2006
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Earnings related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$50,688	$—	$—	$—	$50,688
Cost of Sales	32,384	(115)	—	—	32,269
Gross Profit	18,304	115	—	—	18,419
Selling and operating expenses	9,582	(192)	—	—	9,390
General and administrative expenses	3,715	(294)	(100)	—	3,321
Operating Income	5,007	601	100	—	5,708
Other income	17	—	—	—	17
Interest expense	(127)	—	—	—	(127)
Income before income taxes	4,897	601	100	—	5,598
Income tax expense	(1,979)	(249)	(40)	—	(2,268)
Income before earnings related to investment in Keurig, Inc., net of tax	2,918	352	60	—	3,330
Earnings related to investment in Keurig, Incorporated, net of tax benefit	(629)	—	—	629	—
Net Income	$2,289	$352	$60	$629	$3,330

Basic income per share:
Weighted average shares outstanding	22,552,011	22,552,011	22,552,011	22,552,011	22,552,011
Net Income	$0.10	$0.02	$0.00	$0.03	$0.15

Diluted income per share:
Weighted average shares outstanding	23,737,422	23,737,422	23,737,422	23,737,422	23,737,422
Net income	$0.10	$0.01	$0.00	$0.03	$0.14

	As-Adjusted Thirty-nine weeks ended June 24, 2006
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Earnings related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$153,524	$—	$—	$—	$153,524
Cost of Sales	98,681	(219)	—	—	98,462
Gross Profit	54,843	219	—	—	55,062
Selling and operating expenses	31,536	(406)	—	—	31,130
General and administrative expenses	10,035	(706)	(100)	—	9,229
Operating Income	13,272	1,331	100	—	14,703
Other income	172	—	—	—	172
Interest expense	(227)	—	—	—	(227)
Income before income taxes	13,217	1,331	100	—	14,648
Income tax expense	(5,494)	(559)	(40)	—	(6,093)
Income before earnings related to investment in Keurig, Inc., net of tax	7,723	772	60	—	8,555
Earnings related to investment in Keurig, Incorporated, net of tax benefit	(963)	—	—	963	—
Net Income	$6,760	$772	$60	$963	$8,555

Basic income per share:
Weighted average shares outstanding	22,479,483	22,479,483	22,479,483	22,479,483	22,479,483
Net Income	$0.30	$0.03	$0.00	$0.04	$0.38

Diluted income per share:
Weighted average shares outstanding	23,700,135	23,700,135	23,700,135	23,700,135	23,700,135
Net income	$0.29	$0.03	$0.00	$0.04	$0.36

The following table shows a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for fiscal year 2006:

	Fifty-three weeks ended September 30, 2006
	GAAP	Stock- Based Compensation	Amortization of Identifiable Intangibles	Equity in earnings of Keurig, net of tax benefit	Non-GAAP
Net Sales	$225,323	$—	$—	$—	$225,323
Cost of Sales	143,289	(297)	—	—	142,992
Gross Profit	82,034	297	—	—	82,331
Selling and operating expenses	46,808	(538)	—	—	46,270
General and administrative expenses	17,112	(970)	(1,402)	—	14,740
Operating Income	18,114	1,805	1,402	—	21,321
Other income	202	—	—	—	202
Interest expense	(2,261)	—	—	—	(2,261)
Income before income taxes	16,055	1,805	1,402	—	19,262
Income tax expense	(6,649)	(748)	(581)	—	(7,978)
Income before equity in losses of Keurig,	9,406	1,057	821	—	11,284
Incorporated, net of tax benefit
Equity in income (loss) of Keurig,	(963)	—	—	963	—
Incorporated, net of tax benefit
Net Income	$8,443	$1,057	$821	$963	$11,284

Basic income per share:
Weighted average shares outstanding	22,516,701	22,516,701	22,516,701	22,516,701	22,516,701
Net Income	$0.37	$0.05	$0.04	$0.04	$0.50

Diluted income per share:
Weighted average shares outstanding	23,727,000	23,727,000	23,727,000	23,727,000	23,727,000
Net income	$0.36	$0.04	$0.03	$0.04	$0.48

Liquidity and Capital Resources

Working capital was $22,553,000 at June 30, 2007, down $6,597,000 from $29,150,000 at September 30, 2006. The decrease was primarily due to lower inventories and accounts receivable.

Net cash provided by operating activities was $31,298,000 for the thirty-nine weeks ended June 30, 2007, as compared to $13,553,000 for the forty weeks ended July 1, 2006. Cash flows from operations were used to fund capital expenditures and repay long-term debt in both periods presented.

During the thirty-nine weeks ended June 30, 2007, we had capital expenditures of $15,229,000, including $8,138,000 for production and distribution equipment; $4,224,000 for computer equipment and software; $1,484,000 for leasehold improvements, building, fixtures and vehicles; and $1,383,000 for loaner equipment.

During the forty weeks ended July 1, 2006, we had capital expenditures of $9,923,000, including $5,385,000 for production and packaging equipment, $1,775,000 for computer equipment and software, $1,759,000 for loaner equipment, and $1,004,000 for leasehold improvements, fixtures and vehicles.

At June 30, 2007, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $9,571,000. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment as well as various computer software and hardware upgrades. All assets in construction in progress are expected to be ready for production use in the next twelve months.

In the thirty-nine weeks ended June 30, 2007, cash flows from financing activities included $2,195,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, up from $955,000 in the forty week period ended July 1, 2006. In addition, cash flows from operating and financing activities for the thirty-nine weeks ended June 30, 2007 included a $2,839,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $1,043,000 in the forty weeks ended July 1, 2006. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

We maintain a $125,000,000 credit facility with Bank of America and other lenders. At June 30, 2007, the outstanding balance on our revolving line of credit was $82,000,000. A letter of credit in the amount of $56,000 was also outstanding at June 30, 2007.

The credit facility is subject to the following financial covenants: a minimum adjusted EBITDA covenant, a funded debt to adjusted EBITDA covenant, a fixed charge coverage ratio covenant and a capital expenditures covenant. The Company was in compliance with these covenants at June 30, 2007.

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

A summary of our cash requirements related to our outstanding long-term debt, future minimum lease payments and green coffee purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Obligations	Purchase Obligations	Total
2007, remaining	$20,000	$763,000	$44,375,000	$45,158,000
2008	49,000	2,325,000	21,535,000	23,909,000
2009	20,000	1,899,000	818,000	2,737,000
2010	—	1,727,000	190,000	1,917,000
2011	82,000,000	1,511,000	—	83,511,000
Thereafter	—	4,399,000	—	4,399,000
Total	$82,089,000	$12,624,000	$66,918,000	$161,631,000

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

Hedge Accounting

We enter into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company also enters into interest rate swaps to hedge against unfavorable changes in interest rates. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would record the changes in the fair value of the derivative instruments directly to earnings. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 8 in the “Notes to Condensed Consolidated Financial Statements,” included elsewhere in this report.

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

Recent pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2008. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115” (SFAS159). FAS159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing this new accounting standard.

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

Expected maturity date	2007, remaining	2008	2009	2010	2011	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	—	$16,533	$16,533
Average interest rate	—	—	—	—	6.82%	6.82%
Fixed rate (in thousands)	$20	$49	$20	—	$65,467	$65,556
Average interest rate	2.54%	3.44%	4.59%	—	6.94%	6.91%

At June 30, 2007, we had $16.5 million subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $165,000 annually.

On June 9, 2006, the Company entered into a swap agreement. The notional amount of the swap at June 30, 2007 was $65,467,000. The effect of this swap is to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At June 30, 2007, we estimate we would have had to pay $208,000 (gross of tax), had we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

For the thirteen weeks and thirty-nine weeks ended June 30, 2007, the Company paid $20,000 and $58,000 pursuant to the swap agreement, which increased interest expense. For each of the twelve and forty weeks ended July 1, 2006, the Company received $10,000 and $13,000, respectively, pursuant to the swap agreement, which reduced interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At June 30, 2007, the Company had approximately $36 million in green coffee purchase commitments, of which approximately 43% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At June 30, 2007, the Company held no outstanding futures contracts.

Item 4.	Controls and Procedures

As of June 30, 2007, Green Mountain Coffee’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Green Mountain Coffee’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

There have been no significant changes in our internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2006 Form 10-K.

Item 6.	Exhibits

(a) Exhibits:

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002)

3.1.1	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 6, 2007 (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended March 31, 2007)

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 8/9/2007	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
Chief Executive Officer

Date: 8/9/2007	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer