Form 10-K
period 2007-09-29
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2007-12-13
CIK 909954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2007

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 30, 2007 was approximately $336,000,000 based upon the closing price of such stock on that date. As of December 3, 2007, 23,610,000 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

GREEN MOUNTAIN COFFEE ROASTERS, INC,

Annual Report on Form 10-K

PART I

Item 1.	Business

Overview

Green Mountain Coffee Roasters, Inc. (together with its subsidiary, the “Company” or “GMCR, Inc.”) is a leader in the specialty coffee industry. We sell over 100 whole bean and ground coffee selections, hot cocoa, teas and coffees in K-Cup® portion packs, Keurig® single-cup brewers and other accessories. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and Keurig brewing systems. The Company manages its operations through two business segments, Green Mountain Coffee (“GMC”) and Keurig, Incorporated (“Keurig”). See Note 8 of the Consolidated Financial Statements included in this Form 10-K beginning on page F-20.

GMC sells whole bean and ground coffee, hot cocoa, teas and coffees in K-Cups, Keurig single-cup brewers and other accessories mainly in the Eastern United States wholesale and retail markets, and directly to consumers. Coffee sales in the GMC segment are tracked through six separate channels: office coffee service (OCS), consumer direct, resellers, food service, supermarkets, and convenience stores. The majority of GMC’s revenue is derived from its wholesale customer accounts located primarily in the Eastern United States.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup brewing systems for consumers at home (AH) or away-from-home (AFH). Keurig sells its single-cup brewers, coffee, tea and hot cocoa in K-Cups produced by a variety of roasters, including GMC, and related accessories mainly in domestic wholesale and retail markets and also directly to consumers. Keurig earns royalty income from the sale of K-Cups from all coffee roasters licensed to sell K-Cups.

Corporate Information

Green Mountain Coffee Roasters, Inc. is a Delaware corporation formed in July 1993. Our corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The main telephone number is (802) 244-5621, our fax number is (802) 244-5436, and our e-mail address for investor information is investor.services@gmcr.com. The address of our Company’s website is www.GreenMountainCoffee.com.

Corporate Objective and Philosophy

Our Company’s objective is to be a leader in the specialty coffee industry by selling high-quality coffee and innovative coffee brewing systems that consistently provide a superior coffee experience. Essential elements of our philosophy and approach include:

High-Quality Coffee. We buy some of the highest-quality Arabica beans available from the world’s coffee-producing regions and use a roasting process that maximizes each coffee’s individual taste and aroma. We have a passion for coffee and believe our coffees are among the highest quality coffees sold in the world.

Single-Cup Brewing Patented Technology. Our patented premium quality single-cup brewing technology provides coffee and tea drinkers with the benefits of convenience, variety and great taste. Single-cup systems provide consumers consistent taste, convenience and speed with no mess or coffee waste. The Keurig gourmet single-cup system is based on three fundamental elements:

•	Patented and proprietary K-Cup portion packs, which contain precisely portioned amounts of gourmet coffees, hot cocoa and teas in a sealed, low oxygen environment to ensure freshness.

•	Specially designed proprietary high-speed packaging lines that manufacture K-Cups at the coffee roasters’ facilities using freshly-roasted and ground coffee (or tea or hot cocoa).

•	Brewers that precisely control the amount, temperature and pressure of water to provide a consistently superior cup of coffee, tea or hot cocoa in less than a minute when used with K-Cups.

The Company holds 26 U.S. and 65 international patents covering a range of its portion pack, packaging line and brewing technology innovations, with additional patent applications in process. In 1998, Keurig launched its first single-cup brewers for the AFH market and partnered with the Company to manufacture and sell Keurig’s patented K-Cups. Since then Keurig has licensed several other coffee roasters to package gourmet coffees and teas into K-Cups, all of whom pay royalties to Keurig based on the number of K-Cups shipped.

Through K-Cups, we offer the industry’s widest selection of gourmet branded coffees and teas in a proprietary single-cup format. Consumers can choose from over a dozen gourmet brands and over 180 varieties of coffees and teas. In addition to Green Mountain Coffee Roasters® and our affiliated Newman’s Own® Organics and Celestial Seasonings® brands, which are packaged and sold by GMC, Keurig’s other North American K-Cup brand partners include Diedrich, Gloria Jean’s, Coffee People, Caribou, Timothy’s, Emeril’s, Van Houtte, Bigelow, Twinings and Tully’s.

Customer Service and Distribution. The Company seeks to create customers for life. We believe that coffee is a convenience purchase, and we utilize our multi-channel distribution network of wholesale and consumer-direct customers to make our coffee and single-cup Keurig brewers widely and easily available to both AH and AFH consumers.

Our operations are coordinated from our headquarters in Waterbury, Vermont and supplemented by regional distribution centers located in Maine, Upstate New York, Massachusetts and Connecticut. Distribution facilities are designed to be located within a two-hour radius of most customers to expedite delivery. In 2007, we added a packaging and warehousing facility in Essex, Vermont, to allow us to grow our K-Cup packaging capacity.

Socially Responsible Business Practices. We have a long history of supporting social and environmental causes, allocating at least 5% of our pretax income towards such projects. These projects typically involve direct or indirect financial support, donations of products or equipment, and employee volunteer efforts.

Among the projects we supported in 2007 were Porvenir Financiero, an innovative financial and business education program for managers and members of rural coffee-producing cooperatives; VT-FEED, a local initiative that brings sustainable, locally-grown produce into public school systems; National River CleanUp Week®, during which 111 Company employees donated 456 hours of volunteer time to haul over 500 tires, seven cubic yards of trash, and ten cubic yards of metal from the Winooski River in Vermont; and the installation of a bio-diesel tank at our Waterbury, VT Distribution Center for fueling all our Waterbury-based delivery trucks.

In 2007, the Company was ranked first on Business Ethics magazine’s list of “100 Best Corporate Citizens” for the second consecutive year. This is the first time in the history of the list that one company has been ranked No. 1 for two years in a row and this is the fifth consecutive year we have appeared on the list.

Additionally, our first Corporate Social Responsibility Report, “From Understanding to Action,” was named a Co-Winner of “Best First-Time Sustainability Report” by the Boston-based Ceres coalition and the Association of Chartered Certified Accountants. The report was cited for its clear and engaging discussion of the complexities of the Company’s coffee-sourcing activities as well as a thoughtful analysis of employee compensation, one of the few reports to address this issue. To download or order a copy, please go to the Company website at www.GreenMountainCoffee.com/CSR.

Corporate Governance and Employee Development. The Company has a Code of Ethics which is posted on our website. In addition, we believe the Company is a highly inclusive and collaborative work environment that encourages employees’ individual growth and personal awareness through a culture of personal accountability and continuous learning.

The Products

Coffee

The Company offers high-quality Arabica coffees including single-origin, Fair Trade Certified™, organic, flavored, limited edition and proprietary blends sold under the Green Mountain Coffee Roasters® and Newman’s Own® Organics brands. We carefully select our coffee beans and appropriately roast the coffees to maximize their taste and flavor differences. Our coffee comes in a variety of packages including whole bean, fractional packages, and single-cup Keurig K-Cup portion packs. In addition to coffee, we also sell hot cocoa and teas in K-Cups.

GMC enjoys an exclusive licensing agreement with Newman’s Own Organics. We produce a line of several co-branded Newman’s Own Organics coffees under the Newman’s Own Organics and Green Mountain Coffee Roasters® brand names. In fiscal 2007, the Newman’s Own Organics product line, combined with GMC’s own branded Fair Trade Certified™ coffee line, represented a combined 28% of our total volume.

Brewers

We are a leader in selling patented and proprietary single-cup coffee and tea brewing systems under the Keurig brand name to AFH and AH channels. These Keurig brewers consistently provide coffee drinkers with gourmet coffee, tea and hot cocoa on demand, one cup at a time. Keurig offers a variety of brewers for the AFH channel that include a B3000 for larger offices, a B200 for medium-sized offices and a B140 for small offices. In addition, Keurig offers a B130 for the AFH hospitality channel. For the general AH channel, Keurig offers a family of good-better-best brewers where the current models are a B40, B60 and B70. In addition, Keurig offers unique brewer models for the wholesale club and Direct TV AH channel.

Marketing and Distribution

To better support customer acquisition and existing customer growth, GMC has separate sales organizations for AFH (cup coffee for on-the-go), AH (coffee purchased for consumption at home), and consumer direct. Consumer direct provides us the opportunity to position Green Mountain Coffee Roasters® as a lifestyle brand by informing consumers, building one-on-one relationships, and illuminating GMC’s points of difference. GMC publishes catalogs and maintains a website to market and sell over 100 coffees, coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and Vermont, and gourmet food items covering a wide range of price points. We encourage customers to become members of our “Café EXPRESS” service, a continuity program with customized standing orders for automatic re-shipment. Over the past couple of years, a large portion of our efforts in the consumer direct channel has been directed towards increasing traffic on our website (www.GreenMountainCoffee.com) and marketing of the Keurig® Single-Cup Brewers. These efforts, along with the catalog and direct mail programs, are intended to build brand awareness nationwide and boost direct sales to consumers in our less mature geographic markets.

Keurig’s primary geographic market is North America. In the U.S. and Canada, Keurig operates in both the AFH and AH markets. In AFH, Keurig targets the office coffee market with a broad offering of single-cup brewer systems which significantly upgrade the quality of the coffee served in the workplace. Keurig markets its AFH brewing system through a large, selective but non-exclusive network of AFH distributors in the U.S. and Canada ranging in size from local to regional to national. In AH, Keurig targets gourmet coffee drinkers who wish to enjoy the speed and convenience of single-cup brewing but who do not want to compromise on taste. Keurig markets its AH brewing system through upscale specialty and department store retailers, select wholesale clubs, on its website (www.keurig.com) and through its licensed roasters and authorized AFH distributors.

Growth Strategy

In recent years, the primary growth in the coffee industry has come from the specialty coffee category, driven by the wider availability of high-quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge of, and appreciation for, coffee quality. The Company has been benefiting from the overall market trend plus what we believe to be some carefully developed and distinctive advantages over our competitors.

We are focused on building our brand and profitably growing our business. We believe we can continue to grow sales by increasing market share in existing markets, expanding into new geographic markets, expanding sales in high-growth market segments such as single-cup coffee and tea, and selectively pursuing other opportunities, including strategic acquisitions. This statement is forward-looking and subject to the risks and uncertainties outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our growth strategy for Keurig involves developing and managing marketing programs to sell as many brewers as possible to generate ongoing demand for K-Cups. In addition, we are focused on partnering with other gourmet coffee roasters and tea packers with strong national/regional brands to create additional K-Cup products that will generate further royalty income. When used with the Keurig brewers, K-Cups ensure that the brewed coffee, tea and hot cocoa consistently deliver the taste profiles specified by gourmet roasters and tea packers, which we believe creates attractive opportunities for our roaster partners to expand their geographical presence and take advantage of new market opportunities in both the AFH and AH single-cup markets with minimal investment. Only roasters licensed by the Company may produce and sell K-Cups and only these select roasters benefit from Keurig’s technology and distribution network.

Geographic and distribution expansion is also a key component to our growth strategy. Our coffee is available in many different distribution channels and customer categories, as best seen in our primary geographic market, the Eastern United States. This multi-channel strategy provides widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Our coffee is widely available throughout the day: at home in the morning, in hotels, travel destinations and entertainment venues, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, and at home again at the end of the day. Our Company also participates in many special event activities, providing great sampling opportunities and visibility for the brand.

We believe that consumer trial of our products in away from home (AFH) venues such as convenience stores, foodservice establishments and office coffee services (“OCS”) is a significant advantage and a key component of our growth strategy. As brand equity is built in AFH venues, expansion typically continues through customer channels such as supermarkets and specialty food stores which, in turn, sell our coffee to be consumed at home (AH). This expansion process capitalizes upon this AFH / AH interrelationship. This strategy is designed to further increase our market share in geographic areas in which we already operate in order to increase sales density and drive operational and brand-equity efficiencies.

In addition to our efforts to boost sales in our core geographic markets in the Eastern United States, our Company also seeks to introduce our coffee in additional markets within the United States, leveraging distribution through either a select few or multiple classes of trade simultaneously, depending upon the market.

Competition

The specialty coffee market is highly competitive and fragmented. The primary methods of competition in the specialty coffee market include price, service, product performance and brand differentiation. The Company competes against all sellers of specialty coffee, including Dunkin’ Donuts®, Peet’s, Starbucks® and other competitors. In the supermarket channel, we also compete with “commercial” coffee roasters, to the extent that we are also trying to “upsell” consumers into the specialty coffee segment. A number of large consumer goods multinationals have divisions or subsidiaries selling specialty coffees. For example, Procter & Gamble distributes the premium coffee products Millstone® and Brothers™, which compete with GMCR, Inc.’s coffee. In the consumer direct channel, we compete with established roasters such as Gevalia®, a division of Kraft Foods, as well as with other direct mail companies.

Our Company was the first roaster to sell coffee in Keurig’s innovative single-cup brewing system, and we have established a leadership position in the sale of single-cup Keurig K-Cup portion packs. Other coffee roasters and specialty tea suppliers also participate in the proprietary Keurig system, including: Diedrich, Gloria Jean’s and Coffee People, Caribou, Timothy’s coffees and teas, Emeril’s ,Van Houtte, Tully’s, Bigelow and Twinings. While to some extent these brands compete against our own Green Mountain Coffee Roasters® and co-branded Newman’s® Own Organics or Celestial Seasonings® brands, they also are subject to a royalty, which is paid to us for each K-Cup shipped.

The Company also competes with other single-cup coffee and tea delivery systems, including: FLAVIA® Beverage Systems (manufactured and marketed by Mars), the TASSIMO beverage system (manufactured and marketed by Braun and Kraft), the SENSEO® brewing system (manufactured and marketed by Philips and Sara Lee) and a number of additional single-cup pod brewing systems and brands.

We expect intense competition as we expand into new markets and territories. The Company competes primarily by providing high-quality coffee, easy access to our products, superior customer service and a comprehensive approach to customer relationship management. We believe that our ability to provide a convenient network of outlets from which to purchase coffee is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale and consumer direct operations and our “AFH to AH” strategy, with particular emphasis on brand trial through K-Cups, we believe we differentiate ourselves from many of our larger competitors, who specialize in only one primary channel of distribution. We also believe that our product offering is distinctive because we offer a wide array of coffees, including flavored, Fair Trade Certified™, and organic coffees. GMC also offers products that feature licensed brand partnerships, including Newman’s Own Organics, Celestial Seasonings, Heifer International, National Wildlife Federation and PBS. We also seek to differentiate ourselves through our socially- and environmentally-responsible business practices. Finally, we believe that being an independent roaster allows us to be better focused and in tune with our wholesale customers’ needs than our larger, multi-product competitors. While our Company believes we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully in the future.

Green Coffee Cost and Supply

GMC utilizes a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. Coffee is the world’s second largest traded commodity and its supply and price are subject to high volatility. Although most coffee trades in the commodity market, coffee of the quality we are seeking tends to trade on a negotiated basis at a substantial premium or “differential” above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, pest damage, politics and economics in the producing countries.

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

For coffees that GMC continues to purchase with differentials against the commodity market, we generally fix the price of our coffee contracts two to nine months prior to delivery so that we can adjust our sales prices to the market. GMC believes this approach is the best way to provide our customers with a fair price for our coffee. On September 29, 2007, we had approximately $44 million in green coffee purchase commitments, of which approximately 36% had a fixed price. In addition, we do from time to time purchase coffee futures contracts and coffee options to provide additional protection when we are not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed.

In fiscal 2007, 39% of our purchases were from farm-identified sources. We believe our “farm-identified” strategy will continue to result in improved product quality, product differentiation, long-term supply and pricing stability. In addition, we believe that our efforts will have a positive impact on the living and working environments of coffee farm workers and their families.

Intellectual Property

The Company owns a number of United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We anticipate maintaining our trademark and service mark registrations with the United States Patent and Trademark Office. We also own other trademarks and service marks for which we have applications for U.S. registration. The Company has further registered or applied for registration of certain of its trademarks and service marks in the United Kingdom, the European Union, Canada, Japan, the People’s Republic of China, South Korea, Taiwan and other foreign countries.

The Company has licenses to use other marks, all subject to the terms of the agreements under which such licenses are granted.

The Company holds 26 U.S. patents and 65 international patents related to our Keurig brewing and K-Cup technology. Of these, 72 are utility patents and 19 are design patents. We view these patents as very valuable but do not view any single patent as critical to the Company’s success.

Employees

As of September 29, 2007, the Company had 934 full-time employees and 61 part-time employees. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season.

Available information

Our Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including GMCR, Inc., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

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

Risks Related to the Company’s Business

The Company’s business, its future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact our business, future performance and the forward-looking statements that we make in this report or that we may make in the future.

The Company’s financial performance is highly dependent upon the sales of K-Cup portion packs.

Since our acquisition of Keurig, Incorporated in 2006, a significant percentage of our total revenue has increasingly been attributable to royalties and other revenue from sales of K-Cups for use with the Company’s Keurig single-cup brewing systems. In fiscal 2007, the GMC segment K-Cup shipments of coffee, hot cocoa and tea increased 41% over the fiscal 2006 period. Continued acceptance of K-Cup single brewer systems is a significant factor in the Company’s growth plans. Any substantial or sustained decline in the acceptance of K-Cups could materially adversely affect the Company’s business and financial results.

Competition in the single-cup brewer systems market is intense and could affect the Company’s sales of K-Cups and profitability.

The Company is highly dependent on the continued acceptance of the Keurig single-cup brewing system. There are a multitude of competitive single-cup brewing systems available in North America and internationally. Competition in the single-cup brewing system market includes lower-cost brewers that brew coffee packaged in non-patented pods. Many of our current and potential competitors in the single-cup brewer systems market have substantially greater financial, marketing and operating resources. Our primary competitors in this market are FLAVIA® Beverage Systems (manufactured and marketed by Mars), the TASSIMO beverage system (manufactured and marketed by Braun and Kraft), the SENSEO® brewing system (manufactured and marketed by Philips and Sara Lee) and a number of additional single-cup brewing systems and brands. If we do not succeed in effectively differentiating ourselves from our competitors in the single-cup brewer market or our competitors adopt our strategies, then our competitive position may be weakened and our sales of single-cup brewing systems and K-Cups might be adversely affected.

Competition in the specialty coffee market is intense and could affect the Company’s profitability.

The specialty coffee market is highly fragmented. Competition in the specialty coffee market is increasingly intense as relatively low barriers to entry encourage new competitors to enter the specialty coffee market. Many of our current and potential competitors have substantially greater financial, marketing and operating resources. Our primary competitors in specialty coffee sales include Gevalia Kaffe (Kraft Foods), Dunkin’ Donuts, Peet’s Coffee & Tea, Millstone (Procter & Gamble), New England Coffee Company and Starbucks. There are numerous smaller, regional brands that also compete in this category. In addition, we compete indirectly against all other coffee brands on the market. A number of nationwide coffee marketers, such as Kraft Foods, Procter & Gamble, Sara Lee and Nestlé, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our coffee. If we do not succeed in effectively differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened.

Because the Company’s business is focused almost entirely on the sale of specialty coffee, if the demand for specialty coffee decreased, our Company’s business could suffer.

Demand for specialty coffee is affected by many factors, including:

•	Consumer tastes and preferences;

•	International, national, regional and local economic conditions; and

•	Demographic trends.

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

Because our Company has all of its single-cup brewers manufactured from a single supplier in China, a significant disruption in the operation of this supplier or political unrest in China could potentially disrupt our business.

We have only one supplier of single-cup brewers. Any disruption in production or inability of our supplier to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis. Furthermore, our single supplier of single-cup brewers is located in China. This exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, or developments in the U.S. that are adverse to trade, including enactment of protectionist legislation.

Failure to manufacture sufficient K-Cup inventory to meet customer demand could potentially affect customer service and disrupt our business.

We and other licensed coffee roasters manufacture the K-Cups sold for use with our single-cup brewer systems. Demand for K-Cups has been growing rapidly and this growth may make it difficult for the Company as well as other licensed roasters to add to K-Cup manufacturing capacity at an adequate pace. Any disruption in the production of or our ability to manufacture adequate quantities of K-Cups to meet our needs, whether as a result of a natural disaster or other causes, could adversely affect the Company’s business and financial results.

Product recalls and/or product liability may adversely impact our operations.

We are subject to regulations by a variety of regulatory authorities, including the Consumer Product Safety Commission. In the event our supplier of single-cup brewers, which is located in China, does not adhere to product safety requirements or our quality control standards, we might not identify the deficiency before merchandise ships to our customers. The failure of suppliers to manufacture merchandise that adheres to our quality control standards could damage our reputation and brands and lead to customer litigation against us. If our supplier is unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or recall those products at a substantial cost to us. We may be unable to recover costs related to product recalls.

Our intellectual property may not be valid, enforceable, or commercially valuable.

While we make efforts to develop and protect our intellectual property, the validity, enforceability, and commercial value of our intellectual property rights may be reduced or eliminated by the discovery of prior inventions by third parties, the discovery of similar marks previously used by third parties, the successful independent development by third parties of the same or similar confidential or proprietary innovations, or changes in the supply or distribution chains that render our rights obsolete. Furthermore, there can be no assurance that we will prevail in any intellectual property infringement litigation we institute to protect our intellectual property rights given the complex technical issues and inherent uncertainties in litigation (See item 3. Legal Proceedings). Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and cash flows. In addition, the validity, enforceability and value of our intellectual property depends in part on the continued maintenance and prosecution of such rights through applications, maintenance documents, and other filings, and rights may be lost through the intentional or inadvertent failure to make such necessary filings.

We may not be able to enter into license agreements with suppliers to manufacture K-Cups or maintain our current license agreements, or it may be expensive to do so.

We license the right to manufacture and market K-Cups on an exclusive or non-exclusive basis to gourmet coffee roasters and tea packers in return for royalty payments from the licensees when they ship the K-Cups. Although many licensees are willing to enter into such licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into similar licensing agreements in the future could limit our ability to develop and market new products and could cause our business to suffer.

We also have an exclusive licensing agreement with Newman’s Own® Organics. We produce a line of several co-branded Newman’s Own® Organics coffees under the Newman’s Own® Organics and Green Mountain Coffee Roasters® brand names. The failure to maintain this license agreement could cause our business to suffer.

Because an increasing amount of our supply of Arabica coffee beans comes from specialty farms, we are more dependent upon a limited amount of suppliers, which increases the risk of inventory shortage.

We purchase an increasing amount of green coffee from specifically identified farms, estates, cooperatives and cooperative groups. In fiscal 2007, 39% of green coffee purchases were “farm-identified”. The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period we need this green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels.

If our relationships with coffee brokers, exporters and growers deteriorate, we may be unable to procure a sufficient quantity of high-quality coffee beans. In such case, we may not be able to fulfill the demand of existing customers, supply new customers or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to maintain or expand our business.

Because a substantial portion of the Company’s revenue is related to sales to certain major customers and retailers, the loss of one or more of these customers or retailers could materially harm our business.

Our Company sells a significant portion of Keurig brewing systems for the home to a relatively limited number of key retailers and department stores. The loss of one or more of these major retailers or a decrease in orders from one of these retailers could materially affect our sales of brewer systems and our business. In addition, the Company receives a significant portion of revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Coffee pounds shipped by GMC to our ten largest customers accounted for approximately 36% of total coffee pounds shipped by GMC in fiscal 2007. The loss of one or more of these major customers or a decrease in orders from one of these customers could materially affect our business.

Increases in the cost of high-quality Arabica coffee beans could reduce GMC’s gross margin and profit.

Cyclical swings in commodity markets, based upon supply and demand, are common and it is expected that coffee prices and differentials will remain volatile in the coming years. In addition, a number of factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. In past years, green coffee prices have been under considerable downward pressures due to oversupply, but have increased significantly since 2005. We believe that the “C” price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) will remain highly volatile in future fiscal years. In addition to the “C” price, coffee of the quality sought by GMC tends to trade on a negotiated basis at a substantial premium or “differential” above the “C” price. These differentials also are subject to significant variations and have generally been on the rise.

We generally try to pass on coffee price increases and decreases to our customers. In general, there can be no assurance that we will be successful in passing on green coffee price increases to customers without losses in sales volume or gross margin. Additionally, if higher green coffee costs can be offset on a dollar-for-dollar basis by price increases, this trend still lowers our gross margin on a percentage of sales basis.

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

Decreased availability of high-quality Arabica coffee beans could result in a decrease in revenue and jeopardize our Company’s ability to maintain or expand our business.

While production of commercial grade coffee is on the rise, many industry experts are concerned about the ability of specialty coffee production to keep pace with demand. Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high-quality Arabica coffee beans. In particular, the supply of Fair Trade Certified™ coffees is limited. We may not be able to purchase enough Fair Trade Certified™ coffees to satisfy the rapidly increasing demand for such coffees, which could impact our revenue growth. Furthermore, a worldwide supply shortage of the high quality Arabica coffee beans we purchase could have a material adverse effect on our business.

Political instability in coffee growing regions could result in a decrease in the availability of high-quality Arabica coffee beans needed for the continued operation and growth of our business and an increase in our operating costs.

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

The Company depends on the expertise of key personnel including our coffee roasters and purchasers. If these individuals leave or change their role within the Company without effective replacements, our operations could suffer.

The success of our Company’s business is dependent to a large degree on our new President and Chief Executive Officer, Lawrence J. Blanford, the other members of our management team and our coffee roasters and purchasers. We have an employment agreement with our President and Chief Executive Officer that expires on May 3, 2012. If our President and Chief Executive Officer or the other members of the Company’s management team leave without effective replacements, our ability to implement our business strategy could be impaired. If we lost the services of our coffee roasters and purchasers, our ability to source and purchase a sufficient supply of specialty coffee beans and roast coffee beans consistent with our quality standards could suffer. In either case, the Company’s business and operations could be adversely affected.

GMC’s roasting methods are not proprietary, so competitors may be able to duplicate them, which could harm our competitive position.

We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our brand. Because our roasting methods cannot be patented, we would be unable to prevent competitors from copying our roasting methods if such methods became known. If the Company’s competitors copy our roasting methods, the value of our brand could be diminished, and we could lose customers to our competitors. In addition, competitors could be able to develop roasting methods that are more advanced than GMC’s roasting methods, which could also harm our competitive position.

Our order processing and fulfillment systems may fail or limit user traffic, which could cause us to lose sales.

GMC processes all customer orders for our products through our order fulfillment facility in Waterbury, Vermont. We are dependent on our ability to maintain our computer and telecommunications equipment in this facility in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. We have experienced capacity constraints in the past that have resulted in decreased levels of service delivery such as increased customer call center wait times and delays in service to customers for limited periods of time. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure our ability to grow may be constrained.

Keurig relies on an order fulfillment company to process the majority of its orders for the home market sold through retailers, including collection of all accounts receivable. Any material disruption in the operation of this third party company could adversly affect our business.

Because the Company relies heavily on common carriers to deliver our coffee and brewers, any disruption in their services or increase in shipping costs could adversely affect our business.

The Company relies on a number of common carriers to deliver coffee and brewers to our customers and distribution centers. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our coffee and brewers in a timely manner. A delay in shipping could:

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

Our credit facility allows us to increase our outstanding indebtedness, which could restrict our ability to operate our business.

The Company has a $225 million revolving credit facility which we have the ability to increase from time to time by up to an additional $50 million, subject to receipt of lender commitments and other conditions precedent. As of September 29, 2007 approximately $90 million was outstanding under this credit facility. The incurrence of the full amount of such debt could adversely affect our business and limit our ability to plan for or respond to changes in our business. Our debt obligations could also:

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

Because a substantial portion of our business is based in New England, a worsening of the regional New England economy, a decrease in consumer spending or a change in the competitive conditions in this market could substantially decrease the Company’s revenue and could adversely impact our ability to implement our business strategy.

New England has been historically the Company’s strongest market and we expect that our New England operations will continue to generate a substantial portion of our revenue. In addition, our market share and visibility in New England provides us with a means for increasing brand awareness, building customer loyalty and strengthening our premium specialty coffee brand. As a result, an economic downturn or other decrease in consumer spending in New England may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases one principal manufacturing and warehousing facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 98,000 square feet of usable space including a mezzanine area. The lease on this building expires in 2017.

In 2007, the Company leased a packaging and warehousing facility located in Essex, Vermont. The facility has approximately 87,000 square feet of usable space. The lease expires in 2012.

In fiscal 2004, we built a new 72,000 square foot warehousing and distribution facility (including a 20,000 square foot mezzanine) adjacent to our manufacturing plant in Waterbury, Vermont. The land underneath this facility is leased from Pilgrim Partnership, LLC.

Our other facilities, all of which are leased, are as follows:

Type	Location	Approximate Square Feet	Expiration of Lease
GMCR Warehouse/ Distribution/ Service/Retail Space	Wilmington, MA Southington, CT Demeritt Place (I), Waterbury, VT 113 Main Street, Waterbury, VT Williston, VT Waterbury, VT (Factory Outlet) Waterbury, VT (Train Station) Biddeford, ME Latham, NY	17,568 11,200 12,000 3,000 21,000 2,000 2,900 10,000 7,500	2013 2011 2008 2008 month-to-month 2009 2026 2011 2007

GMCR Administrative Offices	Coffee Lane, Waterbury, VT Demeritt Place (II), Waterbury, VT 46 Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT Pilgrim Park V, Waterbury VT	4,000 10,000 10,900 22,900 12,000	2009 2008 2008 2011 2016

Keurig facilities	Wakefield, MA Reading, MA (1) Woburn, MA	24,000 37,000 7,600	2007 2015 2007

(1)	The Keurig Reading facility replaces the Wakefield facility, for which the lease expires at the end of 2007.

In addition to the locations listed above, the Company has inventory at various locations managed by third party warehouses and order fulfillment companies.

We believe that our facilities are generally adequate for our current needs and for the remainder of fiscal 2008.

Item 3.	Legal Proceedings

On January 10, 2007, Keurig filed a patent infringement lawsuit against Kraft Foods Inc., Kraft Foods Global, Inc. and Tassimo Corporation in the United States District Court for the District of Delaware asserting that Kraft’s T DISC single-serve beverage cartridges infringe upon Keurig’s United States Patent Number 6,607,762. Keurig is seeking injunctive relief preventing further Kraft Foods T DISC sales as well as damages for past infringement.

Keurig’s patent family which covers its K-Cup® line of single serve beverage filter cartridges is not involved in the lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended September 29, 2007.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of our Company is set forth below:

Name	Age	Position	Officer since
Lawrence J. Blanford	53	President, Chief Executive Officer and Director	2007
Kathryn S. Brooks	52	Vice President, Human Resources and Organizational Development	2001
Nicholas Lazaris	57	President of Keurig, Incorporated	2006
R. Scott McCreary	48	Chief Operating Officer	2004
Frances G. Rathke	47	Vice President, Chief Financial Officer, Secretary and Treasurer	2003
Stephen J. Sabol	46	Vice President of Development	1993
Robert P. Stiller	64	Chairman of the Board and Founder	1993

Lawrence J. Blanford has served as President, Chief Executive Officer and Director since May 2007. From May 2005 to October 2006, Mr. Blanford held the position of Chief Executive Officer at Royal Group Technologies Ltd., a Canadian building products and home improvements company. Prior to the Royal Group, from January 2004 to May 2005, Mr. Blanford was Founder and President of Strategic Value Consulting, LLC, a consultancy. Prior to this, from April 2001 to December 2003, Mr. Blanford was President and Chief Executive Officer of Philips Consumer Electronics North America, a division of Royal Philips Electronics NV. Previous to Philips, he held positions that included President of Maytag Appliances, President of Maytag International and Vice President of Marketing and National Account Sales for the Building Insulation Division of Johns Manville as well as various management positions earlier in his career at Procter & Gamble.

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

Nicholas Lazaris has served as President of Keurig, Incorporated since June 2006 when the Company acquired Keurig. Prior to that Mr. Lazaris served as both President and CEO of Keurig since February 1997.

R. Scott McCreary was hired as Chief Operating Officer in September 2004. Prior to this and since 1993, Mr. McCreary was employed by Unilever North America and its subsidiaries. Most recently, Mr. McCreary served as the Senior Director of Operations at Unilever’s subsidiary, Ben & Jerry’s Homemade, Inc. Prior to joining Unilever, McCreary’s previous experience included positions with Kraft General Foods, M&M Mars and Pillsbury in operations, new product development, and research and development.

Frances G. Rathke has served as Chief Financial Officer of the Company since October 2003, and as Interim Chief Financial Officer of our Company since April 2003. Prior to that, Ms. Rathke worked as a financial consultant with various food manufacturers and food retailers from September 2000 to April 2003. One of these consulting assignments included the position of Interim Chief Financial Officer for Wild Oats Markets, Inc., a supermarket chain, from July 2001 to December 2001. Prior to this, Ms. Rathke served as Chief Financial Officer for Ben & Jerry’s Homemade, Inc., an ice cream manufacturer, from April 1989 to August 2000. From September 1982 to March 1989, Ms. Rathke practiced public accounting and auditing with Coopers & Lybrand LLC, and is a certified public accountant.

Stephen J. Sabol has served as Vice President of Development of the Company since October 2001. Mr. Sabol was Vice President of Sales of our Company from September 1996 to September 2001. Prior to that, Mr. Sabol served as Vice President of Branded Sales of the Company from August 1992 to September 1996.

Robert P. Stiller, founder of the Company, served as its President and Chief Executive Officer since its inception in July 1981 until May 2007. Since May 2007, Mr. Stiller has served the Company as Chairman of the Board of Directors and Founder.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a) Price Range of Securities

The Company’s common stock trades on the NASDAQ Global Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ for the periods indicated as adjusted to reflect the three-for-one stock split effected on July 27, 2007.

		High		Low
Fiscal 2006	16 weeks ended January 14, 2006 12 weeks ended April 8, 2006 12 weeks ended July 1, 2006 13 weeks ended September 30, 2006	$ $ $ $	14.20 13.90 14.73 13.75	$10.93 $12.60 $11.93 $11.75
Fiscal 2007	13 weeks ended December 30, 2006 13 weeks ended March 30, 2007 13 weeks ended June 30, 2007 13 weeks ended September 29, 2007	$ $ $ $	17.74 21.64 26.87 40.75	$12.32 $16.70 $20.37 $27.11

(b) Number of Equity Security Holders

As of December 3, 2007, the number of record holders of the Company’s common stock was 545.

(c) Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,730,593	$12.41	1,069,472
Equity compensation plans not approved by security holders (1)	787,371	$11.83	—

Total	3,517,964	$12.28	1,069,472

(1)

Includes compensation plans assumed in the Keurig acquisition and inducement grants to Lawrence Blanford and Nicholas Lazaris. See Note 13 of the Consolidated Financial Statements included in this Form 10-K beginning on page F-1.

(e) Performance graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Green Mountain Coffee Roasters, Inc., The NASDAQ Composite Index

And S&P 600 Packaged Foods & Meats

*	$ 100 invested on 9/28/02 in stock or on 9/30/02 in index-including reinvestment of dividends.Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The table below shows selected financial data for our last five fiscal years. Our fiscal year is based on a 52-week year for all years presented, except fiscal 2006 which was comprised of 53 weeks. There were no cash dividends paid during the past five fiscal years.

In thousands, except per share data	Fiscal Years Ended
	Sept. 29, 2007(1)	Sept. 30, 2006(1)	Sept. 24, 2005	Sept. 25, 2004	Sept. 27, 2003
Net sales	$341,651	$225,323	$161,536	$137,444	$116,727
Income before equity in loss of Keurig, Incorporated	$12,843	$9,406	$9,448	$8,901	$7,393
Net income	$12,843	$8,443	$8,956	$7,825	$6,266
Net income per share - diluted	$0.52	$0.36	$0.39	$0.35	$0.29
Total assets	$264,527	$234,006	$91,147	$78,332	$59,014
Long-term obligations	$90,050	$102,871	$5,218	$14,039	$8,908
Stockholders’ equity	$99,099	$74,940	$60,392	$44,415	$35,148

[1]	Fiscal 2007 and 2006 information presented reflects the acquisition of Keurig, Inc. on June 15, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of the Company. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Basis of Presentation

Included in this presentation are discussions and reconciliations of net income and diluted earnings per share (“EPS”) in accordance with generally accepted accounting principles (“GAAP”) to net income and diluted EPS excluding certain expenses and losses, which we refer to as Non-GAAP net income and Non-GAAP diluted EPS. These Non-GAAP measures exclude amortization of identifiable intangibles related to the Keurig acquisition completed on June 15, 2006 and non-cash gains or losses from the Company’s equity investment in Keurig prior to the acquisition. Non-GAAP net income and Non-GAAP diluted EPS are not in accordance with, or an alternative to, GAAP. The Company’s management uses these Non-GAAP measures in discussing and analyzing its results of operations because it believes the Non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the Non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

Prior to the acquisition of Keurig in June 2006, the Company owned 33.2% of Keurig on a fully diluted basis and accounted for its investment in Keurig under the equity method of accounting. Since the date of the acquisition, Keurig’s results from operations have been included in the Company’s consolidated financial statements.

Our fiscal year ends on the last Saturday in September. Our fiscal year historically consisted of four quarterly periods with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, after the commencement of the fiscal year. In fiscal 2006, there were 53 weeks as compared to 52 weeks in fiscal 2005. The extra week occurred in the fourth fiscal quarter of 2006. The Company changed its quarterly calendar in fiscal 2007 to report four thirteen-week quarters ending on the last Saturday in September (which is the same fiscal year-end as in prior years).

All share and per share data in this report reflect the three-for-one stock split effected on July 27, 2007.

Overview

We are a leader in the specialty coffee industry. We roast high-quality Arabica coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified™, proprietary blends, and flavored coffees that we sell under the Green Mountain Coffee Roasters® and Newman’s Own® Organics brands. We sell coffee to retailers including supermarkets, convenience stores, specialty stores, food service enterprises including restaurants, hotels, universities and business offices; and directly to individual consumers, and we track coffee sales in the GMC segment through six separate channels: office coffee service (OCS); consumer direct; resellers; food service; supermarkets; and convenience stores.

We also sell premium patented single-cup Keurig brewing systems for the office and the home, including coffee, tea and cocoa K-Cup portion packs used in those brewing systems. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and K-Cup brewing systems.

Cost of sales for the Company consists of the cost of raw materials including coffee beans, flavorings and packaging materials; a portion of our rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; the cost of brewers manufactured by suppliers, and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales as well as research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized.

Business Segments

On June 15, 2006, the Company completed its acquisition of Keurig for approximately $104.3 million. Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup coffee brewing systems for the office and the home. Keurig sells its single-cup brewers, coffee, tea and cocoa in K-Cups produced by a variety of roasters, and related accessories mainly in domestic wholesale and retail markets, and also sells directly to consumers.

Since the acquisition of Keurig, Incorporated in June 2006, the Company has managed its operations through two business segments, Green Mountain Coffee and Keurig, Incorporated, and we evaluate performance primarily based on segment operating income. Historically, the operating segments have not shared manufacturing or distribution facilities, and administrative functions such as accounting and information services have been decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” or “GMCR, Inc.,” and we refer to our operating segments as “GMC” and “Keurig.”

The GMC segment revenue consists of sales of whole bean and ground coffee, hot cocoa, teas and coffees in K-Cups, Keurig single-cup brewers and other accessories. These sales occur mainly in North American wholesale and retail markets, and directly to consumers. The Keurig segment revenue is comprised of sales of brewer and coffee, hot cocoa and tea in K-Cups, and royalty income from the sales of K-Cups from all licensed vendors.

Results of Operations

The following discussion on results of operations should be read in conjunction with “Item 6. Selected Financial Data,” the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report.

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal years ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 24, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.6%	63.6%	64.7%

Gross profit	38.4%	36.4%	35.3%
Selling and operating expenses	21.3%	20.8%	19.5%
General and administrative expenses	9.0%	7.6%	6.0%

Operating income	8.1%	8.0%	9.8%
Other income	0.0%	0.1%	0.1%
Interest expense	(1.8)%	(1.0)%	(0.3)%

Income before income taxes	6.3%	7.1%	9.6%
Income tax expense	(2.5)%	(3.0)%	(3.8)%

Income before equity in losses of Keurig, Incorporated, net of tax benefit	3.8%	4.1%	5.8%
Equity in losses of Keurig, Incorporated, net of tax benefit	—%	(0.4)%	(0.3)%

Net income	3.8%	3.7%	5.5%

Segment Summary

Net sales and income before taxes for GMC and Keurig are summarized in the tables below.

	Net sales (in millions)			Percent sales growth
	2007	2006	2005	2007	2006
GMC	$242.0	$207.6	$161.5	16.6%	28.5%
Keurig	134.8	24.1	—	459.3%	—
Inter-company eliminations	($35.1)	($6.4)	—	448.4%	—
Total Company	$341.7	$225.3	$161.5	51.7%	39.5%

	Income before taxes (in millions)			Percent growth
	2007	2006	2005	2007	2006
GMC	$16.6	$18.7	$15.6	(11.2)%	19.9%
Keurig	16.3	1.1	—	1381.8%	—
Inter-company eliminations	($11.3)	($3.7)	—	205.4%	—
Total Company	$21.6	$16.1	$15.6	34.2%	3.1%

Revenue

Company Summary

For fiscal 2007, Company net sales increased by $116.3 million or 51.6% as compared to fiscal 2006. For fiscal 2006, Company net sales increased by $63.8 million or 39.5% as compared with fiscal 2005. The increases in 2006 and 2007 were primarily due to the impact of the acquisition of Keurig in June 2006 and the growth in sales of K-Cups.

GMC Segment

Annual growth in coffee pounds shipped by GMC is summarized in the table below:

Total Coffee Pounds Shipped by Stand-Alone GMC Segment

(Unaudited Pounds in Thousands)

Channel	Annual pounds shipped		Percentage Increase
	2007	2006
Office Coffee Service (OCS)	7,080	5,947	19.1%
Consumer Direct	1,214	896	35.5%
Resellers	1,043	561	85.9%
Food Service	5,429	4,964	9.4%
Supermarkets	6,412	6,258	2.5%
Convenience Stores	5,640	5,863	(3.8)%
Total GMC	26,818	24,489	9.5%

Note: 2006 was a 53-week fiscal year while 2007 is a 52-week fiscal year.

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note: The Resellers channel includes shipments of Green Mountain Coffee manufactured products to Keurig Inc. and other resellers for sales to either the retail channel such as department stores or sales via internet websites.

Fiscal 2007

Net sales for the GMC segment for fiscal 2007 were $242.0 million (including $11.5 million of inter-company K-Cup sales), up 16.6% from $207.6 million (including $1.5 million of inter-company sales) reported in the 2006 fiscal period. The GMC segment K-Cup shipments of coffee, cocoa and tea increased 41% over the fiscal 2006 period.

The OCS and the consumer direct channels grew 19.1% and 35.5% in coffee pounds shipped, respectively. The majority of the growth in these two channels was related to the sales of K-Cups for use with Keurig Single-Cup Brewers. The resellers channel increased 85.9% primarily due to K-Cup sales to Keurig, for their developing retail and consumer channels.

The food service channel increased 9.4% in coffee pounds shipped with the majority of this increase driven by sales to existing customers, including McDonald’s restaurants in New England and Albany, New York. The supermarkets coffee pounds shipped increased 2.5% with increased coffee pounds from new customer acquisitions and existing customers. In the convenience store channel, coffee pounds shipped decreased 3.8% due to overall lower demand from existing customers.

For fiscal 2007, the difference between the 16.6% sales growth rate and the 9.5% pounds shipped growth rate primarily reflects several factors including (i) the increase in coffee K-Cups as a percentage of sales, which sell at a higher price per pound than our other products, and (ii) the growth of the Company’s sales of Celestial Seasonings® Teas and hot cocoa in K-Cups, which are not part of the coffee pounds shipped data.

Fiscal 2006

The OCS channel increased coffee pounds shipped by 28.9% due to strong K-Cup sales to our key customers driven by continued penetration of the Keurig Single-Cup Brewers in small offices. The consumer direct channel grew over 70% in dollar sales and 44.8% in coffee pounds shipped, due primarily to the sales of K-Cups to consumers for use with Keurig Single-Cup

Brewers, as well as K-Cup sales to Keurig, for its developing retail and consumer channels. The growth in coffee pounds shipped was strongest in the food service channel, up 62.3% over fiscal 2005, primarily due to the November 1st roll-out to over 650 McDonald’s restaurants in New England and New York. The supermarket channel increased its pounds shipped by 11.1% over fiscal 2005, due primarily to the increase in sales of our Fair Trade Certified™ and Organic product line including our co-branded Newman’s Own Organics products to new and existing customers. The convenience store channel increased pounds shipped by 8.2% over fiscal 2005 led by sales to McLane Company, Inc. (“McLane”), the distributor for ExxonMobil.

For fiscal 2006, the difference between the 28.5% sales growth rate and the 23.8% pounds shipped growth rate primarily reflects several factors including (i) the increase in coffee K-Cups as a percentage of sales, which sell at a higher price per pound than our other products, (ii) our price increases in the second quarter of 2005 which contributed to net sales growth in the first two quarters of fiscal 2006 and (iii) the growth of the Company’s sales of Celestial Seasonings® Teas in K-Cups, which are not part of the coffee pounds shipped data.

Keurig

Fiscal 2007

Net sales for the Keurig segment were $134.8 million in fiscal 2007 (including $23.6 million of inter-company brewer sales and royalty revenue), an increase of over 400% compared to fiscal 2006 when Keurig was not consolidated into our results for the full year. Comparing the 2007 sales to the complete 2006 year, including the period when Keurig sales were not consolidated into the Company’s sales, the growth is 78%. The increase in sales was primarily due to higher brewer and K-Cup sales and royalty income from the sale of K-Cups from all licensed roasters.

Fiscal 2006

For the 15 weeks ended September 30, 2006, net sales of Keurig contributed $24.1 million prior to elimination of inter-company sales of $4.8 million.

Gross Profit

Fiscal 2007

Company gross profit for fiscal 2007 totaled $131.1 million, or 38.4% of net sales, as compared to $82.0 million, or 36.4% of net sales, in fiscal 2006. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of inter-company royalties for K-Cups from cost of sales.

The GMC segment gross profit was 33.4% of net sales in fiscal 2007 as compared to 35.3% of net sales in fiscal 2006. The 2007 margin decline is due primarily to variations in sales mix (mostly related to the higher percentage of sales of K-Cups, which have a lower gross margin). The Keurig segment gross profit was 37.5% of net sales in fiscal 2007 compared to 36.7% in 2006.

Fiscal 2006

Company gross profit increased by $25.0 million, or 43.9%, to $82.0 million in fiscal 2006 from $57.0 million in fiscal 2005.

As a percentage of net sales, Company gross profit margin increased 1.1% to 36.4% in fiscal 2006. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of inter-company royalties for K-Cups from cost of sales.

GMC segment gross profit margin was 35.3% in fiscal 2006, which was the same as fiscal 2005. Keurig gross profit margin was 36.7% in fiscal 2006.

Selling, General and Administrative Expenses

Fiscal 2007

Company selling, general and administrative expenses (S,G&A) increased by $39.5 million, or 61.8%, to $103.4 million in fiscal 2007 from $63.9 million in fiscal 2006. The increase in S,G&A is mainly due to the impact of consolidating Keurig’s S,G&A expenses into the Company’s financial results for the full year and increased salary and promotional expenses to drive continued growth.

In fiscal 2007, total Company S,G&A expenses as a percentage of net sales increased 1.9% to 30.3% of net sales from 28.4% of net sales in fiscal 2006. The increase in S,G&A as a percentage of net sales is primarily due to the increase in non-cash based compensation charges, the inclusion of non-cash amortization expenses related to identifiable intangibles as a result of the Keurig merger and increased salary and promotional expenses to support the rapid growth of our business.

For the GMC segment, in fiscal 2007 S,G&A expenses increased to 26.6% as a percentage of sales compared to 26.4% in fiscal 2006.

For the Keurig segment, S,G&A expenses were $34.3 million compared to $7.7 million in fiscal 2006. The increase is primarily due to consolidating a full year of Keurig’s S,G&A expenses into the Company’s financial results. As a percentage of sales, Keurig S,G&A expenses were 25.5% in fiscal 2007.

Fiscal 2006

In fiscal 2006, total Company S,G&A expenses increased to 28.4% of net sales from 25.5% of net sales in fiscal 2005. The increase in S,G&A expenses as a percentage of net sales was primarily due to several factors including non-cash based compensation charge associated with the adoption of FAS 123R at the beginning of fiscal year 2006, the impact of consolidating Keurig’s higher S,G&A expenses into the total company’s financial results, and the inclusion of non-cash amortization expenses related to the Keurig identifiable intangibles acquired in fiscal 2006.

For the GMC segment, S,G&A expenses in fiscal 2006 increased to 26.4% from 25.4% in fiscal 2005, with the new stock compensation charge required by FAS123(R) being the primary reason for the increase.

Interest Expense

Company interest expense increased by $3.9 million to $6.2 million in fiscal 2007, up from $2.3 million in fiscal 2006 and $498,000 in fiscal 2005. The increases in fiscal 2007 and 2006 are mainly due to increased borrowings under our $125 million revolving credit agreement to fund the acquisition of Keurig. The average effective interest rate was approximately 7.0% in fiscal 2007, as compared to 6.7% in fiscal 2006 and 5.4% in fiscal 2005. In fiscal 2007, fiscal 2006, and fiscal 2005, the Company capitalized $444,000, $164,000, and $226,000 of interest expense, respectively.

Income before taxes

Company income before taxes was $21.6 million in fiscal 2007, $16.1 million in fiscal 2006 and $15.6 million in fiscal 2005, and, as a percentage of net sales, 6.3%, 7.1% and 9.6%, respectively. Excluding the non-cash amortization expenses related to the identifiable intangibles acquired in fiscal 2006, the Company’s income before taxes was 7.7% in fiscal 2007, unchanged from fiscal 2006 levels.

The GMC segment contributed $16.6 million in income before taxes in fiscal 2007, down from $18.7 million in fiscal 2006 and $15.6 million in fiscal 2005.

The Keurig segment contributed $16.3 million in fiscal 2007 and $1.1 million for the 15 weeks ended September 30, 2006 to income before taxes (prior to inter-company eliminations).

Taxes

The effective income tax rate for the Company was 40.5% in fiscal 2007, down from 41.4% in fiscal 2006, due to the impact of research & development tax credits and a decrease in the Vermont state tax rate. The effective income tax rate was 39.3% in fiscal 2005. The increase in fiscal 2006 was primarily related to the impact of the new stock option expense accounting implemented in the first quarter of 2006.

Net Income and Diluted EPS

Company net income in fiscal 2007 was $12.8 million, an increase of $4.4 million, or 52%, as compared to $8.4 million in fiscal 2006. Company net income in fiscal 2005 was $9.0 million.

Company diluted EPS increased $0.16 to $0.52 per share in fiscal 2007, as compared to $0.36 per share in fiscal 2006 and $0.39 per share in fiscal 2005.

Excluding the impact of certain non-cash expenses illustrated in the financial table provided below, Non-GAAP net income grew approximately 54% in fiscal 2007 totaling $15.7 million, or $0.63 per share, as compared to Non-GAAP net income of $10.2 million, or $0.43 per share, in fiscal 2006.

The following tables show a reconciliation of net income and diluted EPS to Non-GAAP net income and Non-GAAP diluted EPS for fiscal 2007 and fiscal 2006.

	Fifty-two weeks ended September 29, 2007
	GAAP	Amortization of Identifiable Intangibles	Loss related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$341,651	$—	$—	$341,651
Cost of Sales	210,530	—	—	210,530
Gross Profit	131,121	—	—	131,121
Selling and operating expenses	72,641	—	—	72,641
General and administrative expenses	30,781	(4,811)	—	25,970
Operating Income	27,699	4,811	—	32,510
Other income	54	—	—	54
Interest expense	(6,176)	—	—	(6,176)
Income before income taxes	21,577	4,811	—	26,388
Income tax expense	(8,734)	(1,947)	—	(10,681)
Income before loss related to investment in Keurig, Inc., net of tax	12,843	2,864	—	15,707
Loss related to investment in Keurig, Incorporated, net of tax benefit	—	—	—	—
Net Income	$12,843	$2,864	$—	$15,707

Basic income per share:
Weighted average shares outstanding	23,250,431	23,250,431	23,250,431	23,250,431
Net Income	$0.55	$0.12	$—	$0.68
Diluted income per share:
Weighted average shares outstanding	24,773,373	24,773,373	24,773,373	24,773,373
Net income	$0.52	$0.12	$—	$0.63

	Fifty-three weeks ended September 30, 2006
	GAAP	Amortization of Identifiable Intangibles	Loss related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$225,323	$—	$—	$225,323
Cost of Sales	143,289	—	—	143,289
Gross Profit	82,034	—	—	82,034
Selling and operating expenses	46,808	—	—	46,808
General and administrative expenses	17,112	(1,402)	—	15,710
Operating Income	18,114	1,402	—	19,516
Other income	202	—	—	202
Interest expense	(2,261)	—	—	(2,261)
Income before income taxes	16,055	1,402	—	17,457
Income tax expense	(6,649)	(581)	—	(7,230)
Income before loss related to investment in Keurig, Inc., net of tax	9,406	821	—	10,227
Loss related to investment in Keurig, Incorporated, net of tax benefit	(963)	—	963	—
Net Income	$8,443	$821	$963	$10,227

Basic income per share:
Weighted average shares outstanding	22,516,701	22,516,701	22,516,701	22,516,701
Net Income	$0.37	$0.04	$0.04	$0.45
Diluted income per share:
Weighted average shares outstanding	23,727,348	23,727,348	23,727,348	23,727,348
Net income	$0.36	$0.03	$0.04	$0.43

Pre-Acquisition Accounting for Keurig

Prior to our acquisition of Keurig on June 15, 2006, we used the equity method of accounting for our investment in Keurig (see Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K). The net earnings/loss related to the Company’s equity investment in Keurig in fiscal 2006 was a loss of $963,000 or $0.04 per diluted share. This loss includes our equity interest in the earnings of Keurig amounting to a loss of $3,384,000 and an increase in the valuation of our preferred shares of $2,421,000. In fiscal 2005, the equity in the net earnings/loss related to our investment in Keurig was a net loss of $492,000, or $0.02 per diluted share.

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

Liquidity and Capital Resources

Our working capital increased $1.6 million or 6% to $30.8 million at September 29, 2007, from $29.2 million at September 30, 2006. The increase in fiscal 2007 is primarily due to increased accounts receivable and inventory, and was largely offset by an increase in accounts payable and accrued expenses.

Net cash provided by operating activities increased by $17.0 million, or 132.6%, to $29.8 million in fiscal 2007, from $12.8 million in fiscal 2006. Net cash provided by operating activities was $14.7 million in fiscal 2005. In fiscal 2007, cash flows from operations were used to fund capital expenditures and decrease the amount outstanding under our revolving line of credit.

During fiscal 2007, we had capital expenditures of $21,844,000, including $11,210,000 for production and distribution equipment; $6,826,000 for computer equipment and software; $2,003,000 for leasehold improvements, building, fixtures and vehicles; and $1,805,000 for loaner equipment.

During fiscal 2006, we had capital expenditures of $13,613,000, including $7,190,000 for production and packaging equipment, $2,365,000 for computer equipment and software, $2,180,000 for loaner equipment, and $1,878,000 for leasehold improvements, fixtures and vehicles.

On September 29, 2007, the balance of fixed assets classified as construction-in-progress and therefore not being depreciated in the current period amounted to $7,787,000. This balance primarily includes expenditures related to leasehold improvements and the purchase and installation of automated packaging equipment. All assets in construction-in-progress are expected to be ready for production use in the next 12 months.

In fiscal 2007, cash flows from financing activities included $3,123,000 generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, as compared to $2,189,000 in fiscal 2006 and $4,341,000 in fiscal 2005. In addition, in fiscal 2007, cash flows from financing and operating activities included a $3,412,000 tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, as compared to $1,551,000 in fiscal 2006 and $2,262,000 in fiscal 2005. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

On December 3, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and other lenders. The Amended and Restated Credit Agreement amends and restates the Company’s existing Revolving Credit Agreement, dated as of June 15, 2006, as amended by Amendment No. 1 on September 5, 2007.

The Amended and Restated Credit Agreement increases the size of the Company’s revolving credit facility from $125 million to $225 million, extends the expiration date of the facility from June 15, 2011 to December 3, 2012 and amends certain financial covenants. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $50 million, subject to receipt of lender commitments and other conditions precedent. The revolving credit facility is guaranteed by Keurig, Incorporated, our subsidiary, and is secured by a first priority lien on substantially all of the assets of the Company and our subsidiary. At September 29, 2007 and September 30, 2006, $90.0 million and $102.8 million were outstanding under the facility, respectively.

The Amended and Restated Credit Agreement includes the following financial covenants: a funded debt to adjusted EBITDA covenant, a fixed charge coverage ratio covenant and a capital expenditures covenant. The Company was in compliance with all its financial covenants under the Company’s revolving line of credit at September 29, 2007. The terms of the Amended and Restated Credit Agreement also restrict certain transactions without prior bank approval.

The interest paid on the revolving credit facility under the Amended and Restated Credit Agreement varies with prime and LIBOR rates, plus a margin based on a performance price structure. Interest on LIBOR loans is paid in arrears on the maturity date of such loans. Interest on the variable portion of the Credit Facility accrues daily and is paid quarterly, in arrears. On June 9, 2006, in conjunction with its Bank of America credit facility, the Company entered into a new swap agreement. The notional amount of the swap at September 29, 2007 and September 30, 2006 was $65,466,667 and $69,133,333, respectively. The effect of this swap is to limit the interest rate exposure on the outstanding balance of the credit facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 29, 2007, we estimate we would have to pay $871,000 (gross of tax), if we terminated the agreement on such date. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

We expect to spend between $28 million and $32 million in capital expenditures in fiscal 2008, primarily for production and packaging equipment. Such capital expenditures are anticipated to be funded from operating cash flows.

We believe that our cash flows from operating activities, existing cash and the Amended and Restated Credit Agreement will provide sufficient liquidity to pay all liabilities in the normal course of business, and fund anticipated capital expenditures and service debt requirements through the next 12 months. However, as discussed in Item 1A, Risk Factors, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

A summary of our cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Obligations	Purchase Obligations	Total
2008	$63,000	$3,555,000	$81,256,000	$84,874,000
2009	33,000	3,740,000	700,000	4,473,000
2010	17,000	3,550,000	190,000	3,757,000
2011	90,000,000	3,326,000	—	93,326,000
2012	—	2,693,000	—	2,693,000
Thereafter	—	6,877,000	—	6,877,000
Total	$90,113,000	$23,741,000	$82,146,000	$196,000,000

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

Inventories

Inventories are stated at the lower of cost or market. Cost is being measured using FIFO (first-in first-out). We regularly review whether the realizable value of our inventory is lower than its book value. If our valuation shows that the realizable value is lower than book value, we take a charge to expense and directly reduce the value of the inventory.

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

Hedging

We enter into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company also enters into interest rate swaps to hedge against unfavorable changes in interest rates. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would record the changes in the fair value of the derivative instruments directly to earnings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 12 in the “Notes to Consolidated Financial Statements,” included elsewhere in this report.

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

Other long-term assets

Other long-term assets consist of deposits and debt issuance costs. Debt issuance costs are being amortized over the respective life of the applicable debt. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 29, 2007 and September 30, 2006 were $1,229,000 and $1,530,000, respectively.

Goodwill and intangibles

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite-lived intangibles are tested for impairment annually using the fair value method and more frequently if indication of impairment arises.

On June 15, 2006, the Company acquired Keurig, Inc. and recorded $73.9 million of goodwill. Goodwill from the Keurig acquisition was decreased by $1.4 million in the third fiscal quarter of 2007 primarily to reflect updated estimates of R&D tax credits earned by Keurig in the years prior to the Company’s merger with Keurig. Goodwill was also decreased by $97,000 in the second quarter of fiscal 2007 due to the final settlement of contingencies related to the merger. This goodwill was tested for impairment in accordance with SFAS 142 at the end of fiscal 2007. To complete this impairment test, the Company evaluated the fair value of its Keurig reporting unit using a number of factors including the market capitalization of the Company and estimates of projected cash flows for the Keurig segment and the whole Company.

On June 5, 2001, the Company purchased the coffee business of Frontier Natural Products Co-op (Frontier) and recorded $1,446,000 of goodwill related to this acquisition. There have been no changes in this carrying amount since September 29, 2001. On an annual basis, the Company evaluates the fair value of the reporting unit associated with the Frontier acquisition and compares it to the carrying amount of goodwill. Estimation of fair value is dependent on a number of factors, including the market capitalization of the Company and estimates of the Company’s sales of its fair trade and organics products.

Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2007, 2006 and 2005. All intangible assets are being amortized using the straight-line method over their useful lives. For further information on goodwill and other intangible assets, see Note 7.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

Provision for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debts could differ materially from the recorded estimates.

Advertising costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 29, 2007 and September 30, 2006, prepaid advertising costs of $200,000 and $113,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $11,230,000, $9,132,000, and $5,609,000, for the years ended September 29, 2007, September 30, 2006, and September 24, 2005, respectively.

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

Financial instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 29, 2007. See Notes 10 and 12 for disclosures on fair value determinations of hedging instruments.

Stock-based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”) at the beginning of our first fiscal quarter of 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company measures the fair value of stock options using the Black-Scholes model and certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company’s historical experience. The expected forfeiture rate is based on the Company’s historical experience. The Company uses a blended historical volatility to estimate expected volatility at the measurement date.

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

Keurig procures the brewers it resells from a third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $41.2 million in fiscal 2007. Keurig processes the majority of its orders for the home market sold through retailers through a fulfillment company. Receivables from this fulfillment company amounted to $7.0 million at September 29, 2007.

Research & Development

Research and development expenses are charged to income as incurred. These expenses amounted to $3.3 million in fiscal 2007 and $1.1 million in fiscal 2006. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in the Keurig segment of the Company.

Recent accounting pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2009. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

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

Forward-Looking Statements

Except for historical information, the discussion in this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “expect,” “will,” “feel,” “estimate,” “intend,” “plan,” “project,” “forecast,” and similar expressions, may identify such forward-looking statements. Forward-looking statements are inherently uncertain and actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, fluctuations in availability and cost of high-quality green coffee, pricing pressures and competition in general, our ability to continue to grow and build profits in the office and at home markets with our single-cup brewers for the home and office markets, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the impact of the loss of one or more major customers, delays in the timing of adding new locations with existing customers, our level of success in continuing to attract new customers, variances from budgeted sales mix and growth rate, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Expected maturity dates	2008	2009	2010	2011	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	$24,533	$24,533
Average interest rate	—	—	—	6.8%	6.8%
Fixed rate (in thousands)	$63	$33	$17	$65,467	$65,580
Average interest rate	4.3%	5.3%	5.3%	6.7%	$6.7%

At September 29, 2007, we had $24.5 million subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $245,000 annually. At September 30, 2006 we had $33.7 million subject to variable interest rates.

On June 9, 2006, the Company entered into a swap agreement. The notional amount of the swap at September 29, 2007 was $65,467,000. The effect of this swap is to limit the interest rate exposure on the outstanding balance of the Company’s credit facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 29, 2007, we estimate we would have to pay $871,000 (gross of tax), if we terminated the agreement on such date. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

At September 30, 2006, the notional amount of the swap was $69,133,333. We estimated we would have had to pay $793,000 (gross of tax), had we terminated the agreement.

In fiscal 2007 and fiscal 2006, we paid $66,000 and $8,000, respectively, in additional interest expense pursuant to interest rate swap agreements.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts two to six months prior to delivery, so that we can adjust our sales prices to the market. In addition, we maintain an on-hand inventory of approximately 1.5 to 2 months’ worth of green coffee requirements. At September 29, 2007, the Company had approximately $43,685,000 in green coffee purchase commitments, of which approximately 36% had a fixed price. At September 30, 2006, the Company had approximately $32,221,000 in green coffee purchase commitments, of which approximately 49% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At September 29, 2007, we held no futures contracts. At September 30, 2006 we held outstanding futures contracts covering 2,288,000 pounds of coffee with a fair market value of ($81,000), gross of tax.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 29, 2007. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures [as defined in Exchange Act Rule 13a-15(e)] are effective.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2007 and concluded that it is effective.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information regarding the Company’s executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 13, 2008, which will be filed not later than 120 days after the close of our fiscal year ended September 29, 2007 (the “Definitive Proxy Statement”).

For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).

3.1.1	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 6, 2007 (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended March 31, 2007).

3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K filed on March 21, 2007).

3.3	Certificate of Merger (incorporated by reference to Exhibit 3.3 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 2003).

4.1	Amended and Restated Revolving Credit Agreement dated as of December 3, 2007 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and the other lender parties thereto.

10.1	Amended and Restated Lease Agreement, dated November 6, 2007 between Pilgrim Partnership L.L.C. and Green Mountain Coffee, Inc.

10.2	1993 Stock Option Plan of the Company, as revised (incorporated by reference to Exhibit 10.36 in the Annual Report on Form 10-K for the fiscal year ended September 27, 1997).*

(a) Form of Stock Option Agreement.*

10.3	1998 Employee Stock Purchase Plan with Form of Participation Agreement (incorporated by reference to Exhibit 10.37 in the Annual Report on Form 10-K for the fiscal year ended September 26, 1998.)*

10.4	1999 Stock of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*

(a) Form of Stock Option Agreement.*

10.5	Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.6	Employment Agreement of Paul Comey dated as of July 1, 1993 (incorporated by reference to Exhibit 10.42 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.7	Employment Agreement of Jonathan C. Wettstein dated as of July 1, 1993 (incorporated by reference to Exhibit 10.44 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.8	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*

(a) Form of Stock Option Agreement*

10.9	Green Mountain Coffee, Inc., Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.113 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10	Green Mountain Coffee, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.11	Loan Agreement by and between the Green Mountain Coffee, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.12	Shareholder Rights Agreement dated April 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and MD Co. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K dated April 5, 2002).

10.13	Second Amended and Restated First Refusal Agreement dated as of February 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K dated April 5, 2002).

10.14	Voting Agreement dated as of February 4, 2002, by and among Green Mountain Coffee Roasters, Inc., Keurig, Incorporated and certain other holders of the capital stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K dated April 5, 2002).

10.15	Stock Rights Agreement dated as of February 4, 2002, by and among Keurig, Incorporated, Green Mountain Coffee Roasters, Inc., and other holders of preferred stock of Keurig, Incorporated (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K dated April 5, 2002).

10.16	Equipment Purchase Agreement dated as of June 21, 2002, by and between Green Mountain Coffee Roasters, Inc., and Keurig, Incorporated (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended July 6, 2002).

10.17	2002 Deferred Compensation Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 24, 2003).*

10.18	Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.26 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2003).*

10.19	Ground Lease Agreement dated April 14, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2005)

(a) Amendment to Ground Lease Agreement dated November 15, 2005(incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

10.20	Employment agreement of James Travis dated July 27, 2005 (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).*

10.21	Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

10.22	Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement for the March 16, 2006 Annual Meeting of Stockholders). *

10.23	Merger Agreement dated May 2, 2006 between Green Mountain Coffee Roasters, Inc., Karma Merger Sub, Inc., Keurig Incorporated, and a representative of the security holders of Keurig, Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2006).

10.24	Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 22, 2006). *

10.25	Keurig, Incorporated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on June 22, 2006). *

10.26	Employment Agreement dated May 2, 2006 by and between Keurig, Incorporated and Nicholas Lazaris (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2006). *

10.27	Amendment No. 1 dated June 15, 2006 to Merger Agreement dated May 2, 2006 between Green Mountain Coffee Roasters, Inc., Karma Merger Sub Inc., Keurig, Incorporated and a representative of the security holders of Keurig, Incorporated. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

10.28	Employment Agreement dated May 3, 2007 between Green Mountain Coffee Roasters, Inc. and Lawrence J. Blanford.*

10.29	Lease Agreement dated August 16, 2007 between Keurig, Incorporated and Brookview Investments, LLC.

14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct (incorporated by reference to Exhibit 14 in Annual Report on Form 10-K for the fiscal year ended September 27, 2003).

21.	Subsidiary List.

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

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

Signature	Title	Date

/s/ Lawrence J. Blanford LAWRENCE J. BLANFORD	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2007

/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	December 13, 2007

/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors and Founder	December 13, 2007

/s/ Barbara Carlini BARBARA CARLINI	Director	December 13, 2007

/s/ William D. Davis WILLIAM D. DAVIS	Director	December 13, 2007

/s/ Jules A. Del Vecchio JULES A. DEL VECCHIO	Director	December 13, 2007

/s/ Michael Mardy MICHAEL MARDY	Director	December 13, 2007

/s/ Hinda Miller HINDA MILLER	Director	December 13, 2007

/s/ David Moran DAVID E. MORAN	Director	December 13, 2007

GREEN MOUNTAIN COFFEE ROASTERS, INC.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Green Mountain Coffee Roasters, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. and its subsidiaries at September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

December 13, 2007

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	September 29, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$2,818	$1,066
Restricted cash and cash equivalents	354	208
Receivables, less allowances of $1,600 and $1,021 at September 29, 2007, and September 30, 2006, respectively	39,373	30,071
Inventories	38,909	31,796
Other current assets	2,811	2,816
Income tax receivable	—	618
Deferred income taxes, net	3,558	1,384

Total current assets	87,823	67,959
Fixed assets, net	65,692	48,811
Intangibles, net	34,208	39,019
Goodwill	73,840	75,305
Other long-term assets	2,964	2,912

Total assets	$264,527	$234,006

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$63	$97
Accounts payable	37,778	23,124
Accrued compensation costs	7,027	6,736
Accrued expenses	9,866	7,978
Income tax payable	1,443	—
Other short-term liabilities	871	874

Total current liabilities	57,048	38,809

Long-term debt	90,050	102,871

Deferred income taxes, net	18,330	17,386

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 60,000,000 shares; Issued - 24,697,008 at September 29, 2007 and 24,044,407 shares at September 30, 2006, respectively	2,470	2,404
Additional paid-in capital	45,704	34,545
Retained earnings	58,981	46,138
Accumulated other comprehensive (loss)	(512)	(548)
ESOP unallocated shares, at cost - 23,284 shares and 29,310 shares at September 29, 2007 and September 30, 2006, respectively	(208)	(263)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	99,099	74,940

Total liabilities and stockholders’ equity	$264,527	$234,006

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	52 weeks ended September 29, 2007	53 weeks ended September 30, 2006	52 weeks ended September 24, 2005
Net sales	$341,651	$225,323	$161,536
Cost of sales	210,530	143,289	104,561

Gross profit	131,121	82,034	56,975
Selling and operating expenses	72,641	46,808	31,517
General and administrative expenses	30,781	17,112	9,554

Operating income	27,699	18,114	15,904
Other income	54	202	163
Interest expense	(6,176)	(2,261)	(498)

Income before income taxes	21,577	16,055	15,569
Income tax expense	(8,734)	(6,649)	(6,121)

Income before equity in losses of Keurig, Incorporated, net of tax benefit	12,843	9,406	9,448
Equity in losses of Keurig, Incorporated, net of tax benefit	—	(963)	(492)

Net income	$12,843	$8,443	$8,956

Basic income per share:
Weighted average shares outstanding	23,250,431	22,516,701	21,577,293
Net income	$0.55	$0.37	$0.42
Diluted income per share:
Weighted average shares outstanding	24,773,373	23,727,348	23,000,496
Net income	$0.52	$0.36	$0.39

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 29, 2007, September 30, 2006, and September 24, 2005 (Dollars in thousands)

			Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)					Stockholders’ equity
	Common stock					Treasury stock		ESOP unallocated
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 25, 2004	22,465,675	2,247	21,463	28,739	(130)	(1,157,554)	(7,336)	(63,180)	(568)	44,415
Issuance of common stock under employee stock purchase plan	113,424	11	702	—	—	—	—	—	—	713
Options exercised	1,020,636	102	3,526	—	—	—	—	—	—	3,628
Deferred compensation and stock compensation expense	—	—	176	—	—	—	—	—	—	176
Allocation of ESOP shares	—	—	42	—	—	—	—	17,565	158	200
Tax expense from allocation of ESOP shares	—	—	(16)	—	—	—	—	—	—	(16)
Tax benefit from exercise of options	—	—	2,262	—	—	—	—	—	—	2,262
Other comprehensive income, net of tax	—	—	—	—	58	—	—	—	—	58
Net income	—	—	—	8,956	—	—	—	—	—	8,956

Balance at September 24, 2005	23,599,735	$2,360	$28,155	$37,695	$(72)	(1,157,554)	$(7,336)	(45,615)	$(410)	$60,392
Issuance of common stock under employee stock purchase plan	88,095	9	877	—	—	—	—	—	—	886
Options exercised	356,577	35	1,268	—	—	—	—	—	—	1,303
Deferred compensation and stock compensation expense	—	—	1,846	—	—	—	—	—	—	1,846
Allocation of ESOP shares	—	—	53	—	—	—	—	16,305	147	200
Tax expense from allocation of ESOP shares	—	—	(22)	—	—	—	—	—	—	(22)
Tax benefit from exercise of options	—	—	1,551	—	—	—	—	—	—	1,551
Other comprehensive loss, net of tax	—	—	—	—	(476)	—	—	—	—	(476)
Value of earned exchanged options			817							817
Net income	—	—	—	8,443	—	—	—	—	—	8,443

Balance at September 30, 2006	24,044,407	2,404	34,545	46,138	(548)	(1,157,554)	(7,336)	(29,310)	(263)	74,940
Issuance of common stock under employee stock purchase plan	85,095	9	1,118	—	—	—	—	—	—	1,127
Options exercised	567,506	57	1,940	—	—	—	—	—	—	1,997
Deferred compensation and stock compensation expense	—	—	4,603	—	—	—	—	—	—	4,603
Allocation of ESOP shares	—	—	145	—	—	—	—	6,026	55	200
Tax expense from allocation of ESOP shares	—	—	(59)	—	—	—	—	—	—	(59)
Tax benefit from exercise of options	—	—	3,412	—	—	—	—	—	—	3,412
Other comprehensive income, net of tax	—	—	—	—	36	—	—	—	—	36
Net income	—	—	—	12,843	—	—	—	—	—	12,843

Balance at September 29, 2007	24,697,008	$2,470	$45,704	$58,981	$(512)	(1,157,554)	$(7,336)	(23,284)	$(208)	$99,099

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	52 weeks ended September 29, 2007	53 weeks ended September 30, 2006	52 weeks ended September 24, 2005
Net income	$12,843	$8,443	$8,956
Other comprehensive income (loss), net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	10	(408)	42
(Gains) losses on derivatives designated as cash flow hedges included in net income	26	(68)	16

Other comprehensive income (loss)	36	(476)	58

Comprehensive income	$12,879	$7,967	$9,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	52 weeks ended September 29, 2007	53 weeks ended September 30, 2006	52 weeks ended September 24, 2005
Cash flows from operating activities:
Net income	$12,843	$8,443	$8,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,328	7,906	6,048
Amortization of intangibles	4,811	1,402	—
Loss (gain) on disposal of fixed assets	133	(31)	(49)
Provision for doubtful accounts	620	360	315
Change in fair value of interest rate swap	78	821	(345)
Change in fair value of futures derivatives	(81)	21	182
Change in accumulated other comprehensive income	36	(476)	58
Tax benefit from exercise of non-qualified stock options and disqualified dispositions of incentive stock options	105	362	2,262
Tax benefit (expense) from allocation of ESOP shares	(59)	(22)	(16)
Equity in loss of Keurig, Incorporated	—	1,648	839
Deferred income taxes	138	(49)	157
Deferred compensation and stock compensation	4,603	1,846	176
Contributions to the ESOP	200	200	200
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(9,922)	(7,906)	(3,087)
Inventories	(6,983)	(8,626)	(4,492)
Other current assets	(141)	(886)	(625)
Income taxes payable (receivable)	2,061	(1,335)	694
Other long-term assets	(52)	(409)	(400)
Accounts payable	8,969	5,489	2,571
Accrued compensation costs	291	3,031	(808)
Accrued expenses	1,856	1,035	2,026

Net cash provided by operating activities	29,834	12,824	14,662

Cash flows from investing activities:
Acquisition of Keurig, Incorporated, net of cash acquired	—	(101,052)	—
Expenditures for fixed assets	(21,844)	(13,613)	(9,442)
Proceeds from disposals of fixed assets	187	493	713

Net cash used for investing activities	(21,657)	(114,172)	(8,729)

Cash flows from financing activities:
Net change in revolving line of credit	(12,800)	102,800	—
Proceeds from issuance of common stock	3,123	2,189	4,341
Windfall tax benefits	3,307	1,189	—
Proceeds from issuance of long-term debt	45	—	141
Repayment of long-term debt	(100)	(8,580)	(8,691)
Deferred financing fees	—	(1,431)	—

Net cash provided by (used for) financing activities	(6,425)	96,167	(4,209)

Net increase (decrease) in cash and cash equivalents	1,752	(5,181)	1,724
Cash and cash equivalents at beginning of year	1,066	6,247	4,523

Cash and cash equivalents at end of year	$2,818	$1,066	$6,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,654	$2,235	$753
Cash paid for income taxes	$3,184	$5,487	$2,719
Fixed asset purchases included in accounts payable and not disbursed at the end of each year:	$7,827	$2,142	$1,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business and Organization

Green Mountain Coffee Roasters, Inc. (together with its subsidiary, “the Company” or “GMCR, Inc.”) is a leader in the specialty coffee industry. Green Mountain Coffee Roasters, Inc. is a Delaware company.

On June 15, 2006, the Company purchased the remaining interest in Keurig, Incorporated (“Keurig”) and Keurig became a wholly-owned subsidiary of the Company. Since this merger, the Company manages its operations through two business segments, Keurig and Green Mountain Coffee (“GMC”).

GMC purchases high-quality arabica coffee beans for roasting, then packages and distributes the roasted coffee primarily in the Northeastern United States. The majority of the GMC’s revenue is derived from its wholesale operation which serves supermarket, specialty store, convenience store, food service, hotel, restaurant, university, travel, and office coffee service customers. GMC also has a consumer direct operation serving customers nationwide.

Keurig, a leading manufacturer of gourmet single-cup brewing systems, offers its brewers, and K-Cups® from a variety of licensed roasters (including GMC), through wholesale, resellers and directly to consumers. Keurig earns royalty income from the sale of K-Cups from all coffee roasters licensed to sell K-cups.

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2006 represents the 53 week period ended September 30, 2006. Fiscal 2007 and fiscal 2005 represent the years ended September 29, 2007 and September 24, 2005, respectively. Each of these fiscal years consists of 52 weeks.

2.	Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates market. The Company does not believe that it is subject to any unusual credit or market risk.

Inventories

Inventories are stated at the lower of cost or market. Cost is being measured using FIFO (first-in first-out). We regularly review whether the realizable value of our inventory is lower than its book value. If our valuation shows that the realizable value is lower than book value, we take a charge to expense and directly reduce the value of the inventory.

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

Hedging

We enter into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company also enters into interest rate swaps to hedge against unfavorable changes in interest rates. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would record the changes in the fair value of the derivative instruments directly to earnings. See Note 12 in the “Notes to Consolidated Financial Statements,” included elsewhere in this report.

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

Other long-term assets

Other long-term assets consist of deposits and debt issuance costs. Debt issuance costs are being amortized over the respective life of the applicable debt. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 29, 2007 and September 30, 2006 were $1,229,000 and $1,530,000, respectively.

Goodwill and intangibles

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite-lived intangibles are tested for impairment annually using the fair value method and more frequently if indication of impairment arises.

On June 15, 2006, the Company acquired Keurig and recorded $73.9 million of goodwill. Goodwill from the Keurig acquisition was decreased by $1.4 million in the third fiscal quarter of 2007 primarily to reflect updated estimates of R&D tax credits earned by Keurig in the years prior to the Company’s merger with Keurig. Goodwill was also decreased by $97,000 in the second quarter of fiscal 2007 due to the final settlement of contingencies related to the merger. This goodwill was tested for impairment in accordance with SFAS 142 at the end of fiscal 2007. To complete this impairment test, the Company evaluated the fair value of its Keurig reporting unit using a number of factors including the market capitalization of the Company and estimates of projected cash flows for the Keurig segment and the whole Company.

On June 5, 2001, the Company purchased the coffee business of Frontier Natural Products Co-op (Frontier) and recorded $1,446,000 of goodwill related to this acquisition. There have been no changes in this carrying amount since September 29, 2001. On an annual basis, the Company evaluates the fair value of the reporting unit associated with the Frontier acquisition and compares it to the carrying amount of goodwill. Estimation of fair value is dependent on a number of factors, including the market capitalization of the Company and estimates of the Company’s sales of its fair trade and organics products.

Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2007, 2006 and 2005. All intangible assets are being amortized using the straight-line method over their useful lives. For further information on goodwill and other intangible assets, see Note 7.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

Provision for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debts could differ materially from the recorded estimates.

Advertising costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 29, 2007 and

September 30, 2006, prepaid advertising costs of $200,000 and $113,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $11,230,000, $9,132,000, and $5,609,000, for the years ended September 29, 2007, September 30, 2006, and September 24, 2005, respectively.

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

Financial instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 29, 2007. See Notes 10 and 12 for disclosures on fair value determinations of hedging instruments.

Stock-based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”) at the beginning of our first fiscal quarter of 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company measures the fair value of stock options using the Black-Scholes model and certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company’s historical experience. The expected forfeiture rate is based on the Company’s historical experience. The Company uses a blended historical volatility to estimate expected volatility at the measurement date.

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

Keurig procures the brewers it sells from a third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $41.2 million in fiscal 2007. Keurig processes the majority of its orders for the home market sold through retailers through a fulfillment company. Receivables from this fulfillment company amounted to $7.0 million at September 29, 2007.

Research & Development

Research and development expenses are charged to income as incurred. These expenses amounted to $3.3 million in fiscal 2007 and $1.1 million in fiscal 2006. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in the Keurig segment of the Company.

Recent pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2009. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

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

Revised classification

The Company has revised the classification of certain information presented in its fiscal 2006 Consolidated Balance Sheet, and fiscal 2006 and fiscal 2005 Consolidated Statement of Changes in Stockholders’ Equity and Consolidated Statement of Cash Flows to conform to fiscal 2007 presentation.

3.	Stock Split

On July 6, 2007, the Company announced that its Board of Directors had approved a three-for-one stock split effected in the form of a 200% stock dividend for all outstanding shares. The stock split shares were distributed on July 27, 2007 to stockholders of record at the close of business on July 17, 2007. The par value of the common stock remained unchanged at $0.10 per share. All share and per share data presented in this report have been adjusted to reflect this stock split.

4.	Inventories

Inventories consist of the following:

	September 29, 2007	September 30, 2006
Raw materials and supplies	$11,823,000	$10,646,000
Finished goods	27,086,000	21,150,000

	$38,909,000	$31,796,000

Inventory values above are presented net of $348,000 and $219,000 of obsolescence reserves at September 29, 2007, and September 30, 2006, respectively.

At September 29, 2007, the Company had approximately $43.7 million in green coffee purchase commitments, of which approximately 36% had a fixed price. These commitments extend through 2010. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.29 per pound. In addition to its green coffee commitments, the Company had approximately $38.4 million in fixed price brewer inventory purchase commitments at September 29, 2007. The Company believes based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

5.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	September 29, 2007	September 30, 2006
Production equipment	1 - 15	$48,847,000	$37,177,000
Equipment on loan to wholesale customers	3 - 7	13,013,000	12,294,000
Computer equipment and software	1 - 10	20,560,000	13,932,000
Building	4- 30	5,559,000	5,455,000
Furniture and fixtures	1 - 15	5,140,000	3,414,000
Vehicles	4 - 5	1,005,000	915,000
Leasehold improvements	1 - 20 or remaining life of the lease, whichever is less	3,387,000	2,093,000
Construction-in-progress		7,787,000	4,433,000

Total fixed assets		105,298,000	79,713,000
Accumulated depreciation		(39,606,000)	(30,902,000)

		$65,692,000	$48,811,000

Total depreciation and amortization expense relating to all fixed assets was $10,328,000, 7,906,000, and $6,048,000 for fiscal 2007, 2006, and 2005, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on September 29, 2007 are expected to be in production use before the end of fiscal 2008.

During fiscal 2007, fiscal 2006, and fiscal 2005, $444,000, $164,000, and $226,000, respectively, of interest expense was capitalized.

The Company regularly undertakes a review of its fixed assets records. In fiscal 2007, 2006, and 2005, the Company recorded impairment charges related to obsolete equipment amounting to $125,000, $23,000, and $126,000, respectively. In fiscal 2007 and 2006, the impairments were recorded under the GMC segment of the Company.

6.	Income Taxes

The provision for income taxes for the years ended September 29, 2007, September 30, 2006 and September 24, 2005 consists of the following:

	September 29, 2007	September 30, 2006	September 24, 2005
Current tax expense:
Federal	$6,943,000	$4,543,000	$4,820,000
State	1,409,000	1,139,000	839,000

Total current	$8,352,000	$5,682,000	$5,659,000

Deferred tax expense:
Federal	453,000	$836,000	322,000
State	(71,000)	131,000	140,000

Total deferred	382,000	967,000	462,000

Tax asset valuation allowance	—	—	—

Total tax expense	$8,734,000	$6,649,000	$6,121,000

Net deferred tax liabilities consist of the following:

	September 29, 2007	September 30, 2006
Deferred tax assets:
Section 263A adjustment	$391,000	$58,000
Deferred hedging losses	352,000	385,000
Vermont VEPC tax credit	546,000	601,000
Deferred compensation	1,156,000	316,000
Other reserves and temporary differences	1,701,000	1,295,000
Research and development tax credit carryforwards	1,399,000	—
Net operating loss carryforwards	589,000	3,899,000

Gross deferred tax assets	6,134,000	6,554,000
Deferred tax asset valuation allowance	(42,000)	(43,000)
Deferred tax liability:
Depreciation	(6,737,000)	(6,258,000)
Intangible assets	(14,127,000)	(16,255,000)

Gross deferred tax liabilities	(20,864,000)	(22,513,000)

Net deferred tax liabilities	$(14,772,000)	$(16,002,000)

A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

	September 29, 2007	September 30, 2006	September 24, 2005
Tax at U.S. Federal Statutory rate	$7,336,000	$5,459,000	$5,294,000
Increase (decrease) in rates resulting from:
Qualified stock option compensation accounting under FAS123R	648,000	390,000	—
State taxes, net of federal benefit	723,000	851,000	687,000
Other	27,000	(51,000)	140,000

Tax at effective rates	$8,734,000	$6,649,000	$6,121,000

At September 29, 2007, the Company has net operating loss (“NOL”) and research and development credit carryforwards of $1,471,000 and $871,000, respectively, expiring at various dates through 2023 and 2026, respectively. The Company also has state research and development credit carryforwards at September 29, 2007 of $804,000, which expire at various dates through 2021. In fiscal year 2006, the acquisition of Keurig triggered a change in ownership at Keurig. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Previously, in 2002, investments in Keurig by new shareholders (including the Company) had triggered a similar ownership change. As a result of these ownership changes, utilization of the Keurig NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of Keurig’s stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of Keurig’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change. Subsequent ownership changes at the Company level, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilitized annually to offset future taxable income.

On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from the Company for payroll and capital investment tax credits. The total incentives authorized are $2,091,000 over a five year period beginning in fiscal year 2004. The capital investment tax credits are $1,844,000 of the total authorization and are contingent upon reaching annual minimum capital investments through 2008. As of September 29, 2007, the Company has met the minimum investments requirements and earned capital investment and payroll tax credits to date through September 29, 2007 of $1,844,000 and $247,000, respectively. All credits are also subject to recapture and disallowance provisions due to curtailment of trade or business. The Company is deemed to have substantially curtailed its trade or business if the average number of full time employees in any period of 120 consecutive days is less than 75% of the highest average number of full time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit. Once a credit is earned, it may be carried forward to any subsequent year for which an approval exists (2004 through 2008 for the Company) or to any of the next 5 succeeding years following the last year of the term approved by the VEPC. The decrease in state income tax expense attributable to VEPC tax credits earned during fiscal years 2007, 2006 and 2005, after the federal tax effect, was $222,000, $339,000 and $345,000, respectively.

Management has determined that it is more likely than not that the Company will not recognize the benefit of the deferred tax asset related to a capital loss carry forward, and as a result, a valuation allowance of approximately $42,000 has been established at September 29, 2007.

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount we have accrued.

The company elected to use the “short cut” method in determining the FAS 123(R) pool of windfall tax benefits, as permitted under FSP FAS 123(R)-c.

7.	Merger with Keurig, Incorporated

On June 15, 2006, the Company acquired Keurig and Keurig became a wholly-owned subsidiary of the Company. Since the date of the acquisition, Keurig’s results from operations have been included in the Company’s consolidated financial statements.

Total consideration under the terms of the Merger Agreement amounts to approximately $104.3 million. This consideration includes $99.5 million paid in cash and $4.8 million of stock options issued to assume the unvested options of Keurig employees (see Note 13 Employee Compensation Plans).

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

The allocation of the purchase price based on fair value of the acquired assets less liabilities assumed was as follows (in thousands):

Net assets acquired:

Inventory and other net current assets	$6,400
Fixed assets and other net long term assets	3,700
Intangible assets	37,800
Goodwill	73,100
Net deferred tax liabilities	(14,400)
GMCR’s 2002 equity investment in Keurig	(5,500)

Total	$101,100

In addition, the Company recorded $817,000 of goodwill related to the assumed unvested options of Keurig employees.

The Company carries $72.4 million and $73.9 million of goodwill at at September 29, 2007 and September 30, 2006 related to its merger with Keurig, respectively. Goodwill was decreased by $1.4 million in the third fiscal quarter of 2007 primarily to reflect updated estimates of R&D tax credits earned by Keurig in the years prior to the Company’s merger with Keurig. Goodwill was also decreased by $97,000 in the second quarter of fiscal 2007 due to the final settlement of contingencies related to the merger.

This acquisition was recorded in accordance with Financial Accounting Standards No. 141 (FAS 141) “Business Combinations” and No. 142 (FAS 142) “Goodwill and Other Intangibles”. Intangible assets recorded in association with this acquisition are being amortized over their estimated useful lives ranging from 7 to 10 years.

The $39.0 million total net intangible assets balance at September 30, 2006 included a $2.5 million balance (gross of deferred tax liability) of identifiable technology intangible assets that were acquired through the investment made in Keurig in 2002. These assets continue to be amortized on a straight-line basis over their useful lives estimated in 2002 and ranged from 7 to 10 years. Total intangibles are comprised of $18.3 million of acquired completed technology with an average life of 10 years and $20.7 million of customer and roaster partner agreements and other intangible assets with an average life of 8 years. Intangibles on the September 30, 2006 balance sheet are presented net of accumulated amortization of $3.8 million. Intangibles on the September 29, 2007 balance sheet amount to $34.2 million and are presented net of accumulated amortization of $8.6 million. Amortization expense of intangibles in fiscal 2007 and fiscal 2006 amounted to $4,811,000 and $1,402,000, respectively. Amortization of intangibles expense (gross of tax) is anticipated to be $4,807,000; $4,708,000; $4,598,000; $4,552,000; and $4,377,000 in the years fiscal 2008 through fiscal 2012, respectively.

Prior to the acquisition of Keurig on June 15, 2006, the Company owned 33.2% of Keurig on a fully diluted basis and accounted for its investment in Keurig under the equity method of accounting.

The Company has historically conducted arms-length business transactions with Keurig. Under license agreements with Keurig dated July 22, 2003 and June 30, 2002 as amended, the Company pays Keurig a royalty for sales of Keurig licensed products. In fiscal 2006, the Company recorded in cost of sales royalties in the amount of $9,497,000 for the thirty-eight weeks ended June 15, 2006 (the Keurig merger date). The Company recorded in cost of sales Keurig licensing royalties in the amount of $10,092,000 for the year ended September 24, 2005.

Keurig also purchased coffee products from the Company. In fiscal 2006, for the thirty-eight weeks ended June 15, 2006, the Company sold $3,966,000 worth of coffee products to Keurig. In the fiscal year 2005, the Company sold $2,144,000 worth of coffee products to Keurig.

In addition, the Company purchased brewer equipment from Keurig. In fiscal 2006, for the thirty-eight weeks ended June 15, 2006, the Company purchased $1,361,000 worth of brewers and associated equipment from Keurig. For the fiscal years 2005, the Company purchased $2,506,000 worth of brewers and equipment from Keurig. The Company has eliminated the effect of these intercompany transactions in its consolidated financial statements.

Prior to June 15, 2006, the earnings related to the Company’s equity investment in Keurig were comprised of two components: (1) the Company’s equity interest in the earnings of Keurig and (2) changes in the fair value of the Company’s investment in Keurig’s preferred stock. During the thirty eight weeks ended June 15, 2006, the losses related to the equity investment in Keurig amounted to ($963,000). During the fiscal 2005 year, the losses related to the equity investment in Keurig amounted to ($492,000),

Keurig was on a calendar year-end. The Company has included in its income for its 2006 fiscal year the Company’s equity interest in the fourth calendar fiscal quarter of Keurig’s earnings (October 1, 2005 through December 31, 2005) and the first two calendar fiscal quarters of Keurig’s earnings (January 1, 2006 through June 15, 2006, the merger date). The Company has included in its income for the 2005 fiscal year, the Company’s equity interest in Keurig’s earnings of the period starting on October 1, 2004 and ending September 30, 2005. The equity interest in the earnings of Keurig includes the Company’s portion of Keurig’s earnings for the period relative to the Company’s ownership of common stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of preferred stock dividends and redemption rights, as well as depreciation differences between the Company’s equity in the fair value of certain fixed assets as compared to Keurig’s historical cost basis. For the thirty-eight weeks ended June 15, 2006, the Company’s equity interest in the losses of Keurig amounted to ($3,384,000). During fiscal 2005, the Company’s equity interest in the losses of Keurig’ was ($784,000), net of tax.

In fiscal 2006, for the thirty-eight weeks ended June 15, 2006, ($3,502,000) of the equity interest in Keurig’s losses was due to the accretion of preferred stock redemption rights. During fiscal 2005, $468,000, net of taxes, of the equity interest in Keurig’s losses was due to the accretion of Preferred Stock owned by other shareholders. The carrying value of Keurig’s preferred stock was being accreted to the estimated redemption value ratably through the earliest possible redemption date of February 4, 2007. The redemption value represented Keurig’s estimate of the amount the holders of the preferred shares would have received upon redemption. The redemption value was based upon a valuation of Keurig performed annually and approved by Keurig’s Board of Directors. The increase in the accretion of the redemption value of the preferred stock reflects the increase in Keurig’s annual valuation which more than doubled at December 31, 2005 from the prior year valuation. The Board of Directors of Keurig reviewed its estimate periodically. The Company carried its investment in Keurig’s preferred stock at accreted redemption value, which approximated fair value which the Company believed it could realize upon redemption or in a transaction with an independent third party. During the fiscal 2006 and fiscal 2005 years, $2,421,000 and $292,000 of the earnings related to the investment in Keurig was due to the increase in the fair value of the Company’s preferred shares based upon a recent valuation determined by Keurig’s Board of Directors. The Company recognized its earnings related to its investment in Keurig net of related tax effects.

Summarized financial information for Keurig is as follows:

Income Statement Information for the eight and a half months ended June 15, 2006

Dollars in thousands

Revenues	$51,704
Cost of goods sold	$25,837
Selling, general, and administrative expenses	$24,617
Operating income	$1,250
Net income	$1,145

Income Statement information for the twelve months ended September 30, 2005

Dollars in thousands

Revenues	$52,494
Cost of goods sold	$27,310
Selling, general and administrative expenses	$25,364
Operating loss	$(180)
Net income (loss)	$3

Financial Position Information at June 15, 2006

Dollars in thousands

Current assets	$16,325
Property, plant and equipment, net	$3,374
Other assets	$363
Total assets	$20,062
Current liabilities	$9,387
Noncurrent liabilities	—
Redeemable preferred stock	$38,799
Stockholder’s deficit	$(28,124)

The following unaudited pro forma information for the 2006 and 2005 fiscal years has been prepared assuming the acquisition occurred at the beginning of the period presented:

Dollars in thousands except per share data	53 weeks ended September 30, 2006 Pro Forma	52 weeks ended September 24, 2005 Pro Forma
Net sales	$262,203	$199,288
Operating income	$14,019	$10,058
Net income	$4,608	$2,482
Basic income per share:
Weighted average shares outstanding	22,516,701	21,577,293
Net income	$0.20	$0.12
Diluted income per share:
Weighted average shares outstanding	23,820,183	23,273,556
Net income	$0.19	$0.11

8.	Segment Reporting

Since the acquisition of Keurig on June 15, 2006, the Company manages its operations through two business segments: GMC and Keurig. GMC sells whole bean and ground coffee, coffee, hot cocoa and tea in K-Cups, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail markets. Keurig sells their single-cup brewers, coffee, hot cocoa and tea in K-Cups produced by a variety of licensed roasters and related accessories mainly in domestic wholesale and retail markets. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, and most administrative functions such as accounting and information services are decentralized, with a significant portion of the corporate enterprise activities included in the GMC segment. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at market price and eliminated through consolidation. The costs of the Company’s manufacturing operations is captured within the GMC segment while the Keurig segment does not have manufacturing facilities and purchases their saleable products from third parties. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment. All of the Company’s goodwill and intangible assets are included in the assets of the GMC segment.

Fiscal year ended 9/29/07 in thousands	GMC	Keurig		Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$230,487	$111,164		—		$341,651
Intersegment sales	$11,471	$23,607		$(35,078)		—
Net sales	$241,958	$134,771		$(35,078)		$341,651
Income before taxes	$16,565	$16,283		$(11,271	)(1)	$21,577
Total assets	$261,471	$40,382		$(37,326	)(2)	$264,527
Stock compensation	$2,727	$1,565		—		$4,292
Interest expense	—	—		$6,176		$6,176
Property additions	$19,715	$2,129		—		$21,844
Depreciation and amortization	$8,798	$1,660	(3)	$4,811	(4)	$15,269

(1)	Includes $4,811 of amortization of intangibles, $6,176 of interest expense and $283 from the elimination of intercompany profit.

(2)	Represents the elimination of the intercompany receivables and payables as well as the elimination of the balance of the equity investment in Keurig.

(3)	Included in the depreciation and amortization expense for Keurig is a charge of $130 for the amortization of the step up to fair value of the Keurig inventory.

(4)	Represents the amortization of the identifiable intangibles related to the purchase of Keurig.

Year ended 9/30/06 in thousands	GMC	Keurig(5)		Corporate and Eliminations		Consolidated
Sales to unaffiliated customers	$206,052	$19,271		$—		$225,323
Intersegment sales	$1,530	$4,845		$(6,375)		$—
Net sales	$207,582	$24,116		$(6,375)		$225,323
Income before taxes	$18,655	$1,142		$(3,742	)(6)	$16,055
Total assets	$225,150	$31,170		$(22,314	)(7)	$234,006
Property additions	$12,732	$881		$—		$13,613
Stock compensation	$1,692	$113		$—		$1,805
Interest expense	$100	$—		$2,161		$2,261
Depreciation and amortization	$7,543	$725	(8)	$1,402	(9)	$9,670

(5)	The amounts presented for Keurig are for the period from the acquisition date of June 15, 2006 until September 30, 2006.

(6)	Includes $1,402 of amortization of intangibles, $2,161 of interest expense and $179 from the elimination of intercompany sales.

(7)	Represents the elimination of the intercompany receivables and payables as well as the elimination of the balance of the pre-merger investment in Keurig.

(8)	Included in the depreciation and amortization expense for Keurig is a charge of $362 for the amortization of the step up to fair value of the Keurig inventory.

(9)	Represents the amortization of the identifiable intangibles related to the purchase of Keurig.

9.	Warranty reserve

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. During the first and second quarters of fiscal 2007, the Company experienced higher warranty returns associated with two brewer models. These returns were traced to the same component in each of these models. This component caused a false triggering of a redundant safety system related to the regulation of the water heating system in these brewers. As a result, the water heater in the affected brewers was permanently turned off, and the brewers were no longer able to brew coffee. This was not a safety issue, and the specific component was only used in brewers manufactured in calendar 2006. Starting in January 2007, all brewers have been manufactured with a new component which management believes is superior and will substantially eliminate this problem. The Company is currently estimating replacement costs at approximately $1.9 million related to the affected brewers of which $1.5 million is expected to be recovered from its brewer manufacturer. This recovery was reflected in the third quarter 2007 cost of sales of Keurig.

The changes in the carrying amount of product warranty reserves for fiscal 2007 are as follows:

Year ended September 29, 2007

Balance at September 30, 2006	$230,000
Provision charged to income	1,928,000
Usage	(1,343,000)

Balance at September 29, 2007	$815,000

The changes in the carrying amount of product warranty reserves for the fifteen week period between the Company’s merger date with Keurig and September 30, 2006 is as follows:

Fifteen weeks ended September 30, 2006

Balance at June 15, 2006	$353,000
Provision charged to income	260,000
Usage	(383,000)

Balance at September 30, 2006	$230,000

10.	Credit Facility

On June 15, 2006, the Company entered into a new Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”) and other lenders. This facility was utilized to finance the Keurig Merger and associated transaction expenses, as well as to refinance the Company’s existing outstanding indebtedness.

The new credit facility provides for a revolving line of credit in the amount of $125 million and expires on June 15, 2011. At September 29, 2007 and September 30, 2006, $90.0 million and $102.8 million were outstanding under the facility, respectively. The credit facility is secured by all the assets of the Company. The credit facility contains various negative covenants, including limitations on: liens; investments; loans and advances; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The facility is subject to the following financial covenants: a minimum adjusted EBITDA covenant, a funded Debt to Adjusted EBITDA covenant, a Fixed Charge coverage ratio covenant and a capital expenditures covenant. Effective on August 15, 2007, the facility was amended to increase the maximum amount of capital expenditures permitted. The Company was in compliance with these covenants at September 29, 2007.

The Borrowings under the Credit Facility bear interest at prime, Libor and Banker’s Acceptance rates, plus a margin based on a performance price structure. At September 29, 2007, the interest rate charged on the revolving line of credit was 6.75% (Libor plus 125 basis points). However, the rate charged on $65,466,667 of the $90,000,000 one-month Libor was fixed through a swap agreement (see below). Therefore, the rate paid by the Company on that portion of the debt was in effect 6.69% (5.44% plus 125 basis points).

At September 30, 2006, interest rates charged on the revolving line of credit were as follows: 9% (Prime rate plus 75 basis points) on $2,800,000; 7.08% (one-month Libor plus 175 basis points) on $75,000,000; and 7.14% (three-month Libor plus 175 basis points) on $25,000,000. However, the rate charged on $69,133,333 of the $75,000,000 one-month Libor was fixed through a swap agreement. Therefore, the rate paid by the Company on that portion of the debt was in effect 7.19% (5.44% plus 175 basis points).

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

At September 29, 2007, and September 30, 2006, the Company also had $361,000 and $56,000 in outstanding letters of credit for leased office space and $9,639,000 and $9,944,000 available under the credit facility to issue letters of credit, respectively.

On June 9, 2006, in conjunction with the credit facility entered into on June 15, 2006, the Company entered into a swap agreement. The notional amount of this swap at September 29, 2007 and September 30, 2006 was $65,466,667 and $69,133,333, respectively. The effect of this swap was to limit the interest rate exposure to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

In accordance with this swap agreement and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense calculated is greater based on the 30-day Libor rate, Bank of America pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to Bank of America.

The fair market value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 29, 2007 and September 30, 2006, the Company estimates it would have paid $871,000 and $793,000 (gross of tax), respectively, had it terminated the agreement. The Company designates the swap agreement as a cash flow hedge and the fair value of this swap is classified in accumulated other comprehensive income.

In fiscal 2007 and fiscal 2006, the Company paid $66,000 and $8,000, respectively, in additional interest expense pursuant to the swap agreement. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

11.	Long-term Debt

	September 29, 2007	September 30, 2006
Bank of America revolving line of credit (Note 10)	$90,000,000	$102,800,000
Office equipment capital leases	101,000	97,000
Service vehicle installment loans	12,000	71,000

	90,113,000	102,968,000
Less current portion	63,000	97,000

	$90,050,000	$102,871,000

Service Vehicle Installment Loans

These loans are for the purchase of service vehicles. At September 29, 2007, the notes mature in February 2008 and require monthly installments totaling approximately $3,000.

Office Equipment Capital Leases

The Company leases copiers and fax machines. These leases require monthly installments of principal and interest totaling approximately $5,000. Maturities vary from March 2008 to October 2010.

Maturities

Maturities of long-term debt for years subsequent to September 29, 2007 are as follows:

Fiscal Year
2008	$63,000
2009	33,000
2010	17,000
2011	90,000,000

$90,113,000

12.	Coffee price hedging

The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. Occasionally, the Company also enters into coffee option contracts. At September 29, 2007, the Company held no coffee futures and carried no deferred gains or losses from coffee futures transactions on its balance sheet. At September 30, 2006, the Company held outstanding futures contracts covering 2,288,000 pounds of coffee with a fair market value of ($81,000). At September 30, 2006, deferred losses on futures contracts designated as cash flow hedges amounted to $141,000 ($82,000 net of taxes). These deferred losses are classified as accumulated other comprehensive losses. There were no outstanding coffee option contracts at September 29, 2007 or September 30, 2006.

The total losses on coffee futures contracts that were included in cost of sales in fiscal 2007 and fiscal 2005 amounted to $45,000 ($26,000 net of tax) and $42,000 ($25,000 net of tax), respectively. The total gains on futures contracts designated as cash flow hedges that were included in cost of sales in fiscal 2006 amounted to $54,000 ($31,000 net of tax). The fair market value for the futures was obtained from a major financial institution based on the market value of those financial instruments at September 29, 2007 and September 30, 2006.

13.	Employee Compensation Plans

Stock Option Plans

Prior to the establishment on September 21, 1993 of the Company’s first employee Stock Option Plan (the “1993 Plan”), the Company granted to certain key management employees individual non-qualified stock option agreements to purchase shares of the Company’s common stock. All options outstanding under these individual agreements are fully vested and expire on April 15, 2008. At September 29, 2007 and September 30, 2006, 59,388 and 71,376 options were outstanding under these individual agreements, respectively.

The 1993 Plan provides for the 1,650,000 shares of common stock that were available for incentive and non-qualified stock options grants. Grants under the 1993 Plan expire 10 years after the grant date, or earlier if employment terminates. There were no options available under the 1993 Plan on September 29, 2007 or September 30, 2006 as this Plan expired on September 21, 2003, ten years after inception.

On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the “1999 Plan”). Under this plan, 1,500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 29, 2007 and September 30, 2006, options for 40,152 shares and 34,302 shares of common stock were available for grant under the plan.

On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the “2000 Plan”). Under this plan, 2,400,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan expire 10 years after the grant date, or earlier if employment terminates. At September 29, 2007 and September 30, 2006, options for 99,132 shares and 94,218 shares of common stock were available for grant under the plan, respectively.

On March 16, 2006, shareholders of the Company approved the Company’s 2006 Incentive Plan (the “2006 Plan”). A total of 900,000 shares of stock may be issued under the 2006 Plan, although awards other than stock options are limited to a total of 180,000 over the life of the 2006 Plan. At September 29, 2007 and September 30, 2006, 10,950 shares and 442,950 shares of common stock were available for grant under the 2006 Plan, respectively.

On June 15, 2006, the Company completed its acquisition of Keurig. In connection with this acquisition, the Company assumed the existing outstanding unvested option awards of the Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) and the Keurig, Incorporated 2005 Stock Option Plan (the “2005 Plan”). No shares under either the 1995 Plan or the 2005 Plan were eligible for post-acquisition awards. At September 29, 2007 and September 30, 2006, 155,853 and 283,680 options out of the 308,202 options for shares of common stock granted were outstanding under 1995 Plan. At September 29, 2007 and September 30, 2006, 271,518 options and 322,839 options out of the 331,239 options granted for shares of common stock were outstanding under the 2005 Plan, respectively. All awards assumed in the acquisition were initially granted with a four-year vesting schedule and continue to vest in accordance with their existing terms. Also in connection with the acquisition, the Company made an inducement grant on June 15, 2006 to Mr. Nicholas Lazaris of a non-qualified stock option to purchase 150,000 shares of the Company’s common stock, which vests in four equal annual installments beginning on June 15, 2007. The 150,000 inducement grant was outstanding at September 29, 2007 and September 30, 2006.

On May 3, 2007, Mr. Lawrence Blanford commenced his employment as the president and chief executive officer of the Company. Pursuant to the terms of the employment, the Company made an inducement grant on May 4, 2007 to Mr. Blanford of a non-qualified option to purchase 210,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option will vest in 20% installments on each of the first five anniversaries of the date of the grant, provided that Mr. Blanford remains employed with the Company on each vesting date.

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

Option activity is summarized as follows:

	Number of Shares	Option Price	Average Exercise Price
Outstanding at September 25, 2004	3,382,482	$0.73 - 8.94	$4.15
Granted	272,400	7.41 - 12.72	7.82
Exercised	(1,020,636)	0.73 - 8.94	3.18
Canceled	(71,004)	1.42 - 8.00	6.10

Outstanding at September 24, 2005	2,563,242	0.73 - 12.72	4.84
Granted	1,266,891	2.90 - 13.35	9.07
Exercised	(356,577)	0.73 - 8.94	3.65
Canceled	(22,446)	2.90 - 13.24	7.13

Outstanding at September 30, 2006	3,451,110	0.73 - 13.35	6.51
Granted	654,000	12.32 - 23.91	19.53
Exercised	(567,506)	0.73 - 19.05	5.10
Canceled	(31,434)	1.00 - 19.05	6.40
Outstanding at September 29, 2007	3,506,170	0.73 - 23.91	12.32

Exercisable at September 24, 2005	1,536,186	$0.73 - 8.94	$3.36
Exercisable at September 30, 2006	1,669,317	$0.73 - 12.72	$4.19
Exercisable at September 29, 2007	1,780,498	$0.73 - 13.35	$5.74

The following table summarizes information about stock options outstanding at September 29, 2007:

Range of exercise price	Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 29, 2007
$ 0.73 - $2.13	352,918	1.12	$1.09	$11,327,000
2.62 - 4.98	535,110	5.00	3.43	15,926,000
5.03 - 7.42	824,878	4.42	6.63	21,912,000
7.50 - 9.88	472,637	6.71	8.62	11,610,000
11.60 - 13.35	697,527	8.57	12.91	14,144,000
19.05 - 23.91	623,100	9.57	21.86	7,059,000

	3,506,170			$81,978,000

The following table summarizes information about stock options exercisable at September 29, 2007:

Range of exercise price	Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 29, 2007
$ 0.73 - $2.13	352,918	1.12	$1.09	$11,327,000
2.62 - 4.98	331,380	3.96	3.30	9,904,000
5.03 - 7.42	695,503	4.43	6.61	18,484,000
7.50 - 9.88	225,152	5.85	8.28	5,608,000
11.60 - 13.35	175,545	8.50	12.93	3,557,000
19.05 - 23.91	—	—	—	—

	1,780,498			$48,880,000

Employee Stock Purchase Plan

On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. There are two six-month withholding periods in each fiscal year. At September 29, 2007 and September 30, 2006, options for 631,032 and 716,127 shares of common stock were available for grant under the plan, respectively.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”) at the beginning of its first fiscal quarter of 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical employee turnover experience and future expectations.

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during fiscal 2007: an expected life averaging 6 years; an average volatility of 39%; an expected forfeiture rate of 3%; no dividend yield; and a risk-free interest rate averaging 5%. The weighted-average fair value of options granted during fiscal 2007 was $9.64.

The following assumptions were used for option grants issued during fiscal 2006: an expected life averaging 5 years; an average volatility of 43%; no dividend yield; an expected forfeiture rate of 4% and a risk-free interest rate averaging 5%. The weighted-average fair value of options granted during fiscal 2006 was $7.47.

The grant-date fair value of employees’ purchase rights granted during fiscal 2007 under the Company’s Employee Stock Purchase Plan (“ESPP)” is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to 6 months; an average volatility of 36%; no dividend yield; and an average risk-free interest rate equal to 5%. The weighted-average fair value of purchase rights granted during fiscal 2007 was $4.03.

The assumptions used for fiscal 2006 ESPP grants were: an expected life equal to 6 months; an average volatility of 35%; no dividend yield; and an average risk-free interest rate equal to 4.2%. The weighted-average fair value of purchase rights granted during fiscal 2006 was $3.03.

The Company uses a blended historical volatility to estimate expected volatility at the measurement date. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company’s historical experience.

For the years ended September 29, 2007 and September 30, 2006, income before income taxes was reduced by $4,292,000 and $1,805,000 (gross of tax), respectively, due to the recognition of stock compensation expense.

Total unrecognized share-based compensation costs related to unvested stock options was approximately $11.3 million as of September 29, 2007 which related to approximately 1,725,000 shares. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2 years at September 29, 2007. The intrinsic values of options exercised during fiscal 2007 and fiscal 2006 were approximately $9,967,000 and $3,395,000, respectively. The Company’s policy is to issue new shares upon exercise of stock options.

The Company used the modified prospective application (“MPA”) transition method, without restatement of prior periods in the year of adoption. Prior to the adoption of FAS123(R) in fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, except for a grant to outside consultants and one grant to an officer at an exercise price below fair market value, no compensation expense was recognized for its stock option awards and its stock purchase plan because the exercise price of the Company’s stock options equals or exceeds the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company’s net income and net income per share for fiscal 2005 would have decreased to the pro forma amounts indicated below:

In thousands, except per share data	Fiscal 2005
Net income, as reported	$8,956
Stock-based compensation expense included in reported net income, net of tax	96
Total stock-based compensation expense determined under fair value based method, net of tax	(1,083)

Pro forma net income	$7,969

Basic net income per share, as reported	$0.42
Basic net income per share, pro forma	$0.37
Diluted net income per share, as reported	$0.39
Diluted net income per share, pro forma	$0.35

The fair value of each stock option was estimated on the option’s measurement date using the Black-Scholes option-pricing model with the following assumptions for fiscal 2005 grants: an expected life averaging 6 years; an average volatility of 41%; no dividend yield; and a risk-free interest rate averaging 4.00%. The weighted-average fair value of options granted during 2005 is $4.01.

The fair value of the employees’ purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for fiscal 2005: an expected life of six months; expected volatility of 37%; no dividend yield; and an average risk-free interest rate of 3.05%. The weighted average fair value of those purchase rights granted in fiscal 2005 was $2.67.

14.	Defined Contribution Plan

The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All regular full-time employees of the Company (excluding its Keurig subsidiary) who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $856,000, $723,000, and $625,000, for the years ended September 29, 2007, September 30, 2006, and September 24, 2005, respectively.

The Keurig subsidiary of the Company has a separate defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All regular full-time employees of Keurig who are at least eighteen years of age and have completed three months of service are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the Keurig plan amounted to $296,000 and $50,000 for the fiscal year ended September 29, 2007 and for the fifteen weeks ended September 30, 2006, respectively.

15.	Employee Stock Ownership Plan

On September 14, 2000, the Board of Directors of the Company adopted a resolution establishing the Green Mountain Coffee, Inc., Employee Stock Ownership Plan (the “ESOP”) and the related Green Mountain Coffee, Inc., Employee Stock Ownership Trust (the “Trust”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. All employees of the Company (not including its Keurig subsidiary) with one year or more of service who are at least twenty-one years of age are eligible to participate in the Plan, in accordance with the terms of the Plan. The Company may, at its discretion, contribute shares of Company stock or cash that is used to purchase shares of Company stock. Company contributions are credited to eligible participants’ accounts pro-rata based on their compensation. Plan participants become vested in their Plan benefits after five years of employment.

In April 2001, a total of 37,500 shares were purchased at a cost of $197,000 in the open market and distributed directly to participants. On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open-market purchases of the Company’s common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company’s fiscal 2010 year. Between April 19, 2001 and August 21, 2001, the Trust purchased 221,400 shares of the Company’s common stock at an average price of $9.04 per share. The fair value of unearned ESOP shares at September 29, 2007 and September 30, 2006 was $773,000 or $33.19 per share and $360,000 or $12.27 a share, respectively.

For each of the years ended September 29, 2007, September 30, 2006, and September 24, 2005, the Company recorded compensation costs of $200,000 annually for contributions to the ESOP.

After the close of 2006 and 2005 calendar years, 16,305 shares and 17,565 shares were transferred from the unallocated ESOP pool of shares and allocated to participants’ accounts, respectively. At September 29, 2007, 6,026 shares had been committed to be released to participants’ accounts at the end of the calendar 2007 year.

16.	Deferred Compensation Plan

The 2002 Deferred Compensation Plan permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company. Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 29, 2007 and September 30, 2006, 288,206 shares and 291,501 shares of Common Stock were available for future issuance under this Plan, respectively. As of September 29, 2007 and September 30, 2006, rights to acquire 11,794 and 8,499 shares of Common Stock were outstanding under this Plan, respectively.

17.	Related party transactions

The Company uses travel services provided by Heritage Flight, a charter air services company acquired in September 2002 by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During fiscal years 2007, 2006, and 2005, the Company was billed a total of $234,000, $115,000, and $125,000, respectively, by Heritage Flight for travel services provided to various employees of the Company.

18.	Commitments, Lease Contingencies and Contingent Liabilities

Leases

The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancelable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $3,693,000, $2,899,000, and 2,159,000 in fiscal 2007, 2006, and 2005, respectively.

Minimum future lease payments (net of committed sublease agreements of $7,000 for fiscal 2008) under non-cancellable operating leases for years subsequent to September 29, 2007 are as follows:

Fiscal Year	Operating Leases
2008	$3,555,000
2009	3,740,000
2010	3,550,000
2011	3,326,000
2012	2,693,000
Thereafter	6,877,000

Total minimum lease payments	$23,741,000

In conjunction with its purchase of Keurig’s stock in 2002, the Company had issued Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig’s stock and the price paid by the Company when it acquired Keurig stock in 2002. The Merger was not considered a liquidity event, and therefore no payments under these SARs agreements were made upon consummation of the Merger. However, the agreement remains in effect and, under certain circumstances, if the Company were to sell Keurig, the sale may trigger a liquidity event under the agreement. At September 29, 2007, the Company estimated that it would have been required to record an expense equal to $1,987,000, had a liquidity event occurred.

19.	Earnings per share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations (dollars in thousands, except share and per share data):

	Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Numerator - basic and diluted earnings per share: Net income	$12,843	$8,443	$8,956

Denominator:
Basic earnings per share - weighted average shares outstanding	23,250,431	22,516,701	21,577,293
Effect of dilutive securities - stock options	1,522,942	1,210,647	1,423,203

Diluted earnings per share - weighted average shares outstanding	24,773,373	23,727,348	23,000,496

Basic earnings per share	$0.55	$0.37	$0.42
Diluted earnings per share	$0.52	$0.36	$0.39

For the fiscal years ended September 29, 2007, September 30, 2006, and September 24, 2005, 426,000, 387,000, and 6,000 options for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

20.	Unaudited Quarterly Financial Data and change in fiscal quarters

The Company modified its fiscal calendar effective at the beginning of fiscal 2007 to report on four 13-week quarters. Historically, the Company has reported interim results on the basis of one 16-week quarter and three 12-weeks quarters, with the first three fiscal quarters ending sixteen, twenty-eight and forty weeks into the fiscal year, respectively. Starting with fiscal 2007, the first three quarters of the fiscal year will end thirteen, twenty-six and thirty-nine weeks into the fiscal year, respectively. This fiscal calendar change does not affect the Company’s fiscal year end, which is the last Saturday of September.

The following table presents the quarterly information for fiscal 2006 (dollars in thousands, except per share data). The first fiscal quarter comprises 16 weeks, the second and third quarters comprise 12 weeks each, and the fourth quarter comprises 13 weeks.

Fiscal 2006	January 14, 2006	April 8, 2006	July 1, 2006	September 30, 2006
Net sales	$63,867	$46,779	$47,802	$66,875
Gross profit	$22,294	$16,846	$17,743	$25,151
Net income	$2,980	$1,974	$1,955	$1,534
Earnings per share:
Basic	$0.13	$0.09	$0.09	$0.07
Diluted	$0.13	$0.08	$0.08	$0.06

The following table presents the quarterly information for fiscal 2007 (dollars in thousands, except per share data). Each fiscal quarter of 2007 comprises 13 weeks.

Fiscal 2007	December 30, 2006	March 31, 2007	June 30, 2007	September 29, 2007
Net sales	$83,341	$82,877	$82,418	$93,015
Gross profit	$31,685	$32,484	$34,136	$32,816
Net income	$2,442	$3,145	$3,685	$3,571
Earnings per share:
Basic	$0.11	$0.14	$0.16	$0.15
Diluted	$0.10	$0.13	$0.15	$0.14

21.	Subsequent event

On December 3, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America and other lenders. The Amended Credit Facility increases the size of the Company’s revolving credit facility from $125 million to $225 million, extends the expiration date of the facility from June 15, 2011 to December 3, 2012 and amends certain financial covenants. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $50 million, subject to receipt of lender commitments and other conditions precedent.

Schedule II - Valuation and Qualifying Accounts

for the fiscal years ended

September 29, 2007, September 30, 2006, and September 24, 2005

Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2007	$1,021,000	$620,000	—	$41,000	$1,600,000
Fiscal 2006	$544,000	$360,000	$117,000	—	$1,021,000
Fiscal 2005	$481,000	$315,000	—	$252,000	$544,000

Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Warranty reserve:
Fiscal 2007	$230,000	$1,928,000	—	$1,343,000	$815,000
Fiscal 2006	—	$260,000	$353,000	$383,000	$230,000
Fiscal 2005	—	—	—	—	—

Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Inventory obsolescence reserve:
Fiscal 2007	$219,000	$861,000		$732,000	$348,000
Fiscal 2006	$133,000	$766,000	$99,000	$779,000	$219,000
Fiscal 2005	$166,000	$293,000	—	$326,000	$133,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.