Form 10-Q
period 2007-12-29
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2008-02-07
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 29, 2007

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

YES  ☐    NO  ☑

As of January 31, 2008, 23,842,444 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	December 29, 2007	September 29, 2007
Assets
Current assets:
Cash and cash equivalents	$378	$2,818
Restricted cash and cash equivalents	161	354
Receivables, less allowances of $2,512 and $1,600 at December 29, 2007 and September 29, 2007, respectively	59,815	39,373
Inventories	47,822	38,909
Other current assets	4,097	2,811
Deferred income taxes, net	4,928	3,558

Total current assets	117,201	87,823
Fixed assets, net	70,011	65,692
Intangibles, net	33,005	34,208
Goodwill	73,840	73,840
Other long-term assets	3,663	2,964

Total assets	$297,720	$264,527

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$57	$63
Accounts payable	40,825	37,778
Accrued compensation costs	6,589	7,027
Accrued expenses	15,623	9,866
Income tax payable	120	1,443
Other short-term liabilities	1,428	871

Total current liabilities	64,642	57,048

Long-term debt	107,335	90,050

Deferred income taxes, net	19,792	18,330

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 60,000,000 shares; Issued - 24,934,810 at December 29, 2007 and 24,697,008 shares at September 29, 2007, respectively	2,493	2,470
Additional paid-in capital	49,948	45,704
Retained earnings	61,906	58,981
Accumulated other comprehensive (loss)	(852)	(512)
ESOP unallocated shares, at cost - 23,284 shares	(208)	(208)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	105,951	99,099

Total liabilities and stockholders’ equity	$297,720	$264,527

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006
Net sales	$126,445	$83,341
Cost of sales	83,156	51,656

Gross profit	43,289	31,685
Selling and operating expenses	27,034	19,272
General and administrative expenses	9,724	6,592

Operating income	6,531	5,821
Other income	(114)	38
Interest expense	(1,544)	(1,793)

Income before income taxes	4,873	4,066
Income tax expense	(1,948)	(1,624)

Net income	$2,925	$2,442

Basic income per share:
Weighted average shares outstanding	23,617,625	22,953,960
Net income	$0.12	$0.11
Diluted income per share:
Weighted average shares outstanding	25,424,541	24,229,683
Net income	$0.12	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006
Net income	$2,925	$2,442
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	(340)	199
Losses/ (gains) on derivatives designated as cash flow hedges included in net income	—	46

Other comprehensive income/ (loss)	(340)	245

Comprehensive income	$2,585	$2,687

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended December 29, 2007 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre-hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders’ equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 29, 2007	24,697,008	$2,470	$45,704	$58,981	$(512)	(1,157,554)	$(7,336)	(23,284)	$(208)	$99,099
Options exercised	237,802	23	1,166	—	—	—	—	—	—	1,189
Stock compensation expense	—	—	1,353	—	—	—	—	—	—	1,353
Tax benefit from exercise of options	—	—	1,690	—	—	—	—	—	—	1,690
Deferred compensation	—	—	35	—	—	—	—	—	—	35
Other comprehensive income, net of tax	—	—	—	—	(340)	—	—	—	—	(340)
Net income	—	—	—	2,925	—	—	—	—	—	2,925

Balance at December 29, 2007	24,934,810	$2,493	$49,948	$61,906	$(852)	(1,157,554)	$(7,336)	(23,284)	$(208)	$105,951

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006
Cash flows from operating activities:
Net income	$2,925	$2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,339	3,572
Loss (gain) on disposal of fixed assets	19	(17)
Provision for doubtful accounts	247	134
Change in fair value of interest rate swap	557	(142)
Change in fair value of futures derivatives	—	(234)
Change in accumulated other comprehensive income	(340)	245
Tax benefit from stock compensation	(41)	34
Stock compensation and deferred compensation	1,388	779
Deferred income taxes	92	2,903
Changes in assets and liabilities:
Receivables	(20,689)	(17)
Inventories	(8,913)	3,325
Income tax (receivable) payable	(1,323)	(2,201)
Other current assets	(1,093)	(69)
Other long-term assets, net	95	113
Accounts payable	7,209	(1,744)
Accrued compensation costs	(438)	(698)
Accrued expenses	5,757	321

Net cash (used for) provided by operating activities	(10,209)	8,746
Cash flows from investing activities:
Capital expenditures for fixed assets	(11,770)	(4,554)
Proceeds from disposals of fixed assets	134	38

Net cash used for investing activities	(11,636)	(4,516)
Cash flows from financing activities:
Net change in revolving line of credit	17,300	(3,400)
Proceeds from issuance of common stock	1,189	845
Windfall tax benefit	1,731	1,021
Deferred financing fees	(794)	—
Repayment of long-term debt	(21)	(28)

Net cash provided by (used for) financing activities	19,405	(1,562)
Net (decrease) increase in cash and cash equivalents	(2,440)	2,668
Cash and cash equivalents at beginning of period	2,818	1,066

Cash and cash equivalents at end of period	$378	$3,734

Accounts payable include commitments for fixed asset purchases at the end of period:	$3,665	$1,460

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen week period ended December 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008.

The September 29, 2007 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 29, 2007. Throughout this presentation, we refer to the consolidated company as the “Company” or “GMCR, Inc.”

The Company has revised the classification of certain information presented in its fiscal 2007 Consolidated Statement of Cash Flows to conform to fiscal 2008 presentation.

2.	Segment Reporting

Since the acquisition of Keurig, Incorporated (“Keurig”) on June 15, 2006 and throughout fiscal 2007, the Company managed its operations through two operating segments: Green Mountain Coffee (“GMC”) and Keurig. GMC sells whole bean and ground coffee, coffee, hot cocoa and tea in K-Cups, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail markets. Keurig sells their single-cup brewers, coffee, hot cocoa and tea in K-Cups produced by a variety of licensed roasters and related accessories mainly in domestic wholesale and retail markets. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, and most administrative functions such as accounting and information services are decentralized. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at market price and eliminated through consolidation. The costs of the Company’s manufacturing operations are captured within the GMC segment while the Keurig segment does not have manufacturing facilities and purchases their saleable products from third parties. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment. All of the Company’s goodwill and intangible assets are included in the assets of the GMC segment.

Beginning in fiscal 2008, the Company manages its operations through two operating segments, GMC and Keurig (as defined above). Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of our CEO, CFO, Chairman of the Board , Vice President Human Resources and Vice President of Corporate Social Responsibility and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of the identifiable intangibles acquired when Keurig was purchased, as well as certain corporate legal expenses and board of directors fees. Fiscal 2007 segment disclosures have been reclassified to conform to current segment presentation throughout this report.

Fiscal quarter ended 12/29/07 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$72,215	$54,230	—	—	$126,445
Intersegment sales	$5,619	$9,617	—	$(15,236)	—
Net sales	$77,834	$63,847	—	$(15,236)	$126,445
Income before taxes	$6,186	$3,733	$(4,886)	$(160)	$4,873
Total assets	$169,170	$65,440	$106,845	$(43,735)	$297,720
Stock compensation	$479	$544	$330	—	$1,353
Interest expense	—	—	$1,544	—	$1,544
Property additions	$6,343	$1,265	—	—	$7,608
Depreciation and amortization	$2,732	$404	$1,203	—	$4,339

Fiscal quarter ended 12/30/06 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$58,728	$24,613	—	—	$83,341
Intersegment sales	$2,536	$5,050	—	$(7,586)	—
Net sales	$61,264	$29,663	—	$(7,586)	$83,341
Income before taxes	$6,921	$1,578	$(4,187)	$(246)	$4,066
Total assets	$123,060	$27,248	$113,121	$(27,567)	$235,862
Stock compensation	$272	$273	$199	—	$744
Interest expense	—	—	$1,793	—	$1,793
Property additions	$3,431	$441	—	—	$3,872
Depreciation and amortization	$2,049	$450	$1,203	—	$3,702

3.	Warranty Reserve

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.

During the first and second quarters of fiscal 2007, the Company experienced higher warranty returns associated with two brewer models. These returns were traced to the same component in each of these models. This component caused a false triggering of a redundant safety system related to the regulation of the water heating system in these brewers. As a result, the water heater in the affected brewers was permanently turned off, and the brewers were no longer able to brew coffee. This was not a safety issue, and the specific component was only used in brewers manufactured in calendar 2006. Starting in January 2007, all brewers have been manufactured with a new component which management believes is superior and has substantially eliminated this problem. The Company is currently estimating replacement costs to total approximately $1.7 million related to the affected brewers of which $1.4 million is expected to be recovered from its brewer manufacturer. The majority of this recovery was primarily reflected in the third quarter 2007 cost of sales of Keurig.

The changes in the carrying amount of product warranties for the quarters ended December 29, 2007 and December 30, 2006 are as follows:

Thirteen weeks ended December 29, 2007

Balance at September 29, 2007	$815,000
Provision charged to income	325,000
Usage	(459,000)

Balance at December 29, 2007	$681,000

Thirteen weeks ended December 30, 2006

Balance at September 30, 2006	$230,000
Provision charged to income	939,000
Usage	(375,000)

Balance at December 30, 2006	$794,000

4.	Inventories

Inventories consisted of the following at:

	December 29, 2007	September 29, 2007
Raw materials and supplies	$12,473,000	$11,823,000
Finished goods	35,349,000	27,086,000

	$47,822,000	$38,909,000

Inventory values above are presented net of $461,000 and $348,000 of obsolescence reserves at December 29, 2007 and September 29, 2007, respectively.

At December 29, 2007, the Company had approximately $38.2 million in green coffee purchase commitments, of which approximately 26% had a fixed price. These commitments extend through 2011. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.27 per pound. In addition to its green coffee commitments, the Company had approximately $50.4 million in fixed price brewer inventory purchase commitments at December 29, 2007. The Company believes based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

5.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006
Numerator - basic and diluted earnings per share : Net income	$2,925	$2,442

Denominator:
Basic earnings per share - weighted average shares outstanding	23,617,625	22,953,960
Effect of dilutive securities - stock options	1,806,916	1,275,723

Diluted earnings per share - weighted average shares outstanding	25,424,541	24,229,683

Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.12	$0.10

For the thirteen weeks ended December 29, 2007 and December 30, 2006, options to purchase 14,880 and 882,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

6.	Derivative Instruments and Hedging Activities

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. In the thirteen weeks ended December 30, 2006, total losses on futures contracts (gross of tax) included in cost of sales amounted to $79,000. The Company did not recognize any gains or losses on coffee futures contracts in the thirteen weeks ended December 29, 2007, and held no outstanding coffee derivatives at December 29, 2007 or September 29, 2007.

The Company has an interest rate swap agreement with Bank of America N.A. (“Bank of America”). The notional amount of the swap at December 29, 2007 and September 29, 2007 was $65,466,667. The effect of this swap is to limit the interest rate exposure to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

At December 29, 2007 and September 29, 2007, the Company estimates it would have paid $1,428,000 and $871,000 (gross of tax), respectively, had it terminated the agreement. The Company designates the swap agreement as a cash flow hedge and the changes in the fair value of the swap are classified in accumulated other comprehensive income.

For the thirteen weeks ended December 29, 2007 and December 30, 2006, the Company paid $58,000 and $20,000 pursuant to the swap agreement, which increased interest expense, respectively. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

7.	Compensation Plans

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the first quarter of fiscal 2008: an expected life averaging 6 years; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 4%. The weighted-average fair value of options granted during the thirteen weeks ended December 29, 2007 was $13.16 per share.

For grants issued in the first quarter of fiscal 2007, we assumed an expected life averaging 6 years; an average volatility of 40%; no dividend yield; and a risk-free interest rate averaging 4.57%. The weighted-average fair value of options granted during the thirteen weeks ended December 30, 2006 was $5.67 per share.

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the first quarter of fiscal 2008: an expected life averaging 6 months; an average volatility of 60%; no dividend yield; and a risk-free interest rate averaging 4.2%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 29, 2007 was $10.71 per share.

For the purchase rights granted in the first quarter of fiscal 2007, the assumptions used are as follows: an expected life averaging 6 months; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging 5.0%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 30, 2006 was $3.19 per share.

For the thirteen weeks ended December 29, 2007 and December 30, 2006, income before income taxes was reduced by a stock compensation expense of $1,353,000 and $744,000 (gross of tax), respectively.

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In each of the thirteen week periods ended December 29, 2007 and December 30, 2006, the Company recorded compensation costs of $50,000 to accrue for anticipated stock distributions under the ESOP, respectively. On December 29, 2007, the ESOP held 23,284 unearned shares at an average cost of $9.03.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In each of the thirteen week periods ended December 29, 2007 and December 30, 2006, $35,000 of compensation expense was recorded under this Plan.

8.	Income Taxes

In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. Generally, the Company’s tax years prior to fiscal 2005 are no longer subject to income tax audit.

The Company adopted the provisions of FIN 48 in its first quarter of fiscal 2008. The total amount of unrecognized tax benefits at December 29, 2007 and September 29, 2007 was $537,000 and $524,000, respectively. The amount of unrecognized tax benefits at December 29, 2007 that would impact the effective tax rate if resolved in favor of the Company is $260,000. Any revaluation of the R&D credits earned prior to the Company’s acquisition of Keurig (currently $277,000) will be an adjustment to goodwill. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months.

9.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	December 29, 2007	September 29, 2007
Production equipment	1 - 15	$53,452,000	$48,847,000
Equipment on loan to wholesale customers	3 - 7	12,975,000	13,013,000
Computer equipment and software	1 - 10	21,414,000	20,560,000
Building	4- 30	5,559,000	5,559,000
Furniture and fixtures	1 - 15	5,384,000	5,140,000
Vehicles	4 - 5	960,000	1,005,000
Leasehold improvements	1-20 or remaining life of the lease, whichever is less	4,096,000	3,387,000
Construction-in-progress		8,380,000	7,787,000

Total fixed assets		112,220,000	105,298,000
Accumulated depreciation		(42,209,000)	(39,606,000)

		$70,011,000	$65,692,000

Total depreciation expense relating to all fixed assets was $3,136,000 and $2,369,000 for the thirteen weeks ended December 29, 2007 and December 30, 2006, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on December 29, 2007 are expected to be in production use in the next twelve months.

In the thirteen weeks ended December 29, 2007 and December 30, 2006, the Company capitalized $95,000 and $70,000 of interest expense, respectively.

10.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During the thirteen weeks ended December 29, 2007 and December 30, 2006, Heritage Flight billed the Company the amount of $51,000 and $22,000, respectively, for travel services to various employees of the Company.

11.	Amendment of debt facility

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

The Company paid a $711,000 fee to its lenders for the amendment of its credit facility in the first quarter of fiscal 2008.

12.	Recent pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for this Company. Earlier adoption is prohibited.

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

Overview

We are a leader in the specialty coffee industry. We roast high-quality Arabica coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade certifiedTM proprietary blends, and flavored coffees that sell under the Green Mountain Coffee Roasters ® and Newman’s Own® Organics brands. We also sell hot cocoa, teas and coffees in K-Cup® portion packs, Keurig® single-cup brewers and other accessories. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and Keurig brewing systems. The Company manages its operations through two operating segments, Green Mountain Coffee (“GMC”) and Keurig, Incorporated (“Keurig”).

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

Cost of sales for Green Mountain Coffee Roasters, Inc. (together with its subsidiary, the “Company”) consists of the cost of raw materials including coffee beans, flavorings and packaging materials; a portion of our rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; the cost of brewers manufactured by suppliers, and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales as well as research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized.

Business Segments

On June 15, 2006, the Company completed its acquisition of Keurig for approximately $104.3 million. Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup coffee brewing systems for the office and the home. Keurig sells its single-cup brewers, coffee, tea and cocoa in K-Cups produced by a variety of licensed roasters, and related accessories mainly in domestic wholesale and retail markets, and also sells directly to consumers.

The Company manages its operations through two operating segments, GMC and Keurig. Expenses not specifically related to either operating segment are shown separately as “Corporate”. We evaluate performance primarily based on segment operating income. Historically, the GMC and Keurig operating segments have not shared manufacturing or distribution facilities, and administrative functions such as accounting and information services have been decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” or “GMCR, Inc.,” and we refer to our operating segments as “GMC” and “Keurig” . Our corporate expenses includes costs such as the costs associated with some members of senior management, Board of Directors expenses, certain legal expenses, interest expense, and amortization costs related to the intangible assets acquired in the Keurig purchase.

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

Basis of Presentation

Included in this presentation are discussions and reconciliations of net income in accordance with generally accepted accounting principles (“GAAP”) to net income excluding certain expenses and losses, which we refer to as Non-GAAP net income. These Non-GAAP measures exclude amortization of identifiable intangibles related to the Keurig acquisition completed on June 15, 2006. Non-GAAP net income is not in accordance with, or an alternative to, GAAP. The Company’s management uses these Non-GAAP measures in discussing and analyzing its results of operations because it believes the Non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the Non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen Weeks Ended December 29, 2007	Thirteen Weeks Ended December 30, 2006
Net sales	100.0%	100.0%
Cost of sales	65.8%	62.0%

Gross profit	34.2%	38.0%
Selling and operating expenses	21.4%	23.1%
General and administrative expenses	7.6%	7.9%

Operating income	5.2%	7.0%
Other income	(0.1)%	0.0%
Interest expense	(1.2)%	(2.2)%

Income before income taxes	3.9%	4.8%
Income tax expense	(1.6)%	(1.9)%

Net income	2.3%	2.9%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended 12/29/07	Thirteen weeks ended 12/30/06
GMC	$77.8	$61.3
Keurig	63.8	29.6
Corporate	—	—
Inter-company eliminations	(15.2)	(7.6)
Total Company	$126.4	$83.3

	Income before taxes (in millions)
	Thirteen weeks ended 12/29/07	Thirteen weeks ended 12/30/06
GMC	$6.2	$6.9
Keurig	3.7	1.6
Corporate	(4.9)	(4.2)
Inter-company eliminations	(0.1)	(0.2)
Total Company	$4.9	$4.1

Revenue

Company Summary

Net sales for the first quarter of fiscal 2008 totaled $126.4 million as compared to $83.3 million reported in the prior fiscal year’s first quarter.

GMC

Total Coffee, Tea and Hot Cocoa Pounds Shipped by Green Mountain Coffee Segment

(Unaudited Pounds in Thousands)

CHANNEL (1)	Q1 –FY08 13 wks. ended 12/29/07	Q1 –FY07 13 wks. ended 12/30/06	Q1 Y/Y lb. Change	Q1 % Y/Y lb. Change
Supermarkets	1,759	1,672	87	5.2%
Resellers (2)	497	259	238	91.9%
Convenience	1,500	1,467	33	2.2%
Office Coffee Srvs	2,455	1,830	625	34.2%
Food Service	1,429	1,350	79	5.9%
Consumer Direct	481	311	170	54.7%
Totals	8,121	6,889	1,232	17.9%

Note 1: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note 2: The Resellers channel includes shipments of Green Mountain Coffee segment manufactured products to Keurig and other resellers for sales to either the retail channel such as department stores or sales via internet websites

GMC segment net sales were $77.8 million in the first quarter of fiscal 2008 (including $5.6 million of inter-company K-cup sales) as compared to $61.3 million reported in the first quarter of fiscal 2007 (including $2.6 million of inter-company K-cup sales). The difference between the 27% sales growth rate and the 18% coffee, tea and hot cocoa pounds shipped growth rate is primarily due to the increase in K-Cups as a percentage of sales, which sell at a higher price per pound than our other products. The GMC segment K-Cup shipments of coffee, tea and hot cocoa increased 60% over the first quarter of fiscal 2007 (“ the prior year period”).

The resellers channel grew 92% in pounds shipped. The majority of this growth was related to the sales of K-Cups to consumers for use with Keurig Single-Cup Brewers, as well as K-Cup sales to Keurig, for their retail and consumer channels. The 55% increase in coffee pounds shipped in the Consumer Direct channel and the 34% increase in coffee pounds shipped in the OCS channel also continue to demonstrate the success of the Keurig single-cup brewing system.

Shipments of Fair Trade Certified™ and Fair Trade Certified organic lines, including Newman’s Own Organics, were up 14% in the first quarter of fiscal 2008 as compared to the prior year period. Fair Trade Certified and Fair Trade Certified organic coffees now represent approximately 30% of the coffee pounds shipped by the GMC segment.

Keurig

Keurig segment net sales were $63.8 million in the first quarter of fiscal 2008 (including $9.6 million of inter-company brewer sales and royalty revenue) as compared to $29.6 million reported in the prior year period (including $5.0 million of inter-company brewer sales and royalty revenue). Brewer sales were especially strong, with Keurig brewer shipments increasing 166% over the prior year period.

Company-wide Keurig brewer and K-Cup shipments

(Unaudited data and in thousands)

	Q1 FY08 13 wks ended 12/29/07	Q1 FY07 13 wks ended 12/30/06	Q1 Y/Y Increase	Q1 % Y/Y Increase
At Home Brewers (Consumer)	288	109	179	164%
Away from Home Brewers (Commercial)	34	12	22	183%
Total Keurig brewers shipped (1)	322	121	201	166%
Total K-Cups shipped (system-wide) (2)	230,192	145,570	84,622	58%
Total K-Cups sold by GMC (3)	130,478	81,509	48,969	60%

(1)

Total Keurig brewers shipped means brewers shipped by Keurig to customers in the U.S./Canada. Cumulative brewers shipped life to date to customers in the U.S./Canada as of 12/29/07 is 1,276,000 units 216,000 for Away from Home brewers and 1,060,000 for At Home brewers.

(2)

Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the U.S./Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig. Cumulative K-Cups shipped life to date was 2.288 billion as of 12/29/07.

(3)	Total K-Cups sold by the GMC segment are under the brands Green Mountain Coffee, Newman’s Own Organics coffee and Celestial Seasonings Teas.

Gross Profit

Company gross profit for the first quarter of fiscal 2008 totaled $43.3 million, or 34.2% of net sales, as compared to $31.7 million, or 38.0% of net sales, in the prior year period. The margin decline is due primarily to variations in sales mix (mostly related to the higher brewer sales which have very low margins, and the higher percentage of sales of K-Cups, which have a lower gross margin than other coffee products). Other factors include the higher green coffee costs and start-up costs of our new Essex, Vermont packaging facility.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 42% to $36.8 million in the first quarter of fiscal 2008 from $25.9 million in the prior-year period. As a percentage of sales, S,G&A improved to 29.2% in the first quarter of fiscal 2008 from 31.0% in the prior year period.

For the GMC segment, S,G&A expenses improved to 23.2% as a percentage of sales in the first quarter of fiscal 2008 compared to 23.7% in the prior year period.

For the Keurig segment, S,G&A expenses improved to 24.1% as a percentage of sales in the first quarter of fiscal 2008 compared to 30.2% in the prior year period. This improvement was achieved even though the Keurig segment increased its selling and marketing expenses by $5.6 million or 76% as compared to the same quarter last year to support increased marketing programs focused on driving sales of Keurig single-cup At Home brewers during the holiday season.

Corporate S,G&A expenses increased to $3.3 million in the first quarter of fiscal 2008 from $2.4 million in the prior year period of which half of this increase was due to litigation expenses associated with the patent infringement lawsuit the Company has initiated against Kraft.

Interest Expense

Company interest expense decreased to $1.5 million in the first quarter of fiscal 2008, down from $1.8 million in the prior year period, primarily due to lower interest rates and a lower average debt balance.

Income before taxes

Company income before taxes was $4.9 million in the first quarter of fiscal 2008, up from $4.1 million in the prior year period, and, as a percentage of net sales, 3.9% and 4.8%, respectively.

The GMC segment contributed $6.2 million in income before taxes in the first quarter of fiscal 2008, down from $6.9 million in the prior year period due primarily to the lower gross margin.

The Keurig segment contributed $3.7 million in income before taxes in the first quarter of fiscal 2008, up from $1.6 million in the prior year period.

Corporate expenses and inter-company eliminations accounted for a reduction of $5.0 million in income before taxes in the first quarter of fiscal 2008, as compared to a reduction of $4.4 million in the prior year period.

Taxes

The effective income tax rate for the Company was 40.0% in the first quarter of fiscal 2008, essentially unchanged from 39.9% in the prior year period.

Net Income and Diluted EPS

Company net income in the first quarter of fiscal 2008 was $2.9 million, up 20% from $2.4 million in the prior year period. Excluding the impact of the non-cash amortization expense related to the Keurig intangibles of approximately $1.2 million (pre-tax) in each of the first quarters of fiscal 2008 and 2007, non-GAAP net income totaled $3.6 million in the first fiscal quarter of 2008 compared to non-GAAP net income of $3.2 million for the comparable year-ago period.

Company diluted EPS increased $0.02 to $0.12 per share in the first quarter of fiscal 2008, as compared to $0.10 per share in the prior year period.

Liquidity and Capital Resources

Our working capital increased to $52.6 million at December 29, 2007, up from $30.8 million at September 29, 2007. The increase was primarily due to increased accounts receivable and inventory. The increase in accounts receivable is primarily attributable to the Keurig segment strong seasonal sales to the retail channel.

Net cash used in operating activities was $10.2 million in the first quarter of fiscal 2008. Net cash provided by operating activities was $8.7 million in the prior year period. The decrease in operating cash flows was due to increased accounts receivable and inventory.

During the first quarter of fiscal 2008, we had capital expenditures of $11.8 million, including $9.5 million for production and packaging equipment; $0.9 million for computer equipment and software; $0.9 million for leasehold improvements, building, fixtures and vehicles; and $0.5 million for loaner equipment.

During the first quarter of fiscal 2007, we had capital expenditures of $4.6 million, including $2.2 million for production and distribution equipment; $1.0 million for computer equipment and software; $1.0 million for leasehold improvements, building, fixtures and vehicles; and $0.4 million for loaner equipment.

At December 29, 2007, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $8.4 million. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment. All assets in construction in progress are expected to be ready for production use in the next twelve months.

In the first quarter of fiscal 2008, cash flows from financing activities included $1.2 million generated from the exercise of employee stock options, up from $0.8 million in the prior year period. In addition, cash flows from operating and financing activities included a $1.7 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $1.1 million in the prior year period. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

In the first quarter of fiscal 2008, we amended our credit facility with Bank of America and other lenders. The size of the credit facility was increased from $125 million to $225 million and the term extended from June 15, 2011 to December 3, 2012. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $50 million, subject to receipt of lender commitments and other conditions precedent.

At December 29, 2007, the outstanding balance on our revolving line of credit was $107.3 million. Letters of credit in the amount $361,000 were also outstanding at December 29, 2007.

The credit facility is subject to the following financial covenants (which changed with the amendment of the credit facility): a funded debt to adjusted EBITDA ratio, a fixed charge coverage ratio, and a capital expenditures covenant. The Company was in compliance with these covenants at December 29, 2007.

We expect to spend between $35 million and $39 million in capital expenditures in fiscal 2008, primarily for production and packaging equipment. Such capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

We believe that our cash flows from operating activities, existing cash and our credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, and fund anticipated capital expenditures and service debt requirements through the next 12 months. However, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Obligations	Purchase Obligations	Total
2008	$42,000	$3,260,000	$84,822,000	$88,124,000
2009	$33,000	$3,738,000	$1,812,000	$5,583,000
2010	$17,000	$3,663,000	$1,321,000	$5,001,000
2011	$—	$3,450,000	$660,000	$4,110,000
2012	$—	$2,853,000	$—	$2,853,000
Thereafter	$107,300,000	$8,924,000	$—	$116,224,000
Total	$107,392,000	$25,888,000	$88,615,000	$221,895,000

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the period ended September 29, 2007). Actual results could differ from those estimates.

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

Hedging

We enter into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company also enters into interest rate swaps to hedge against unfavorable changes in interest rates. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would record the changes in the fair value of the derivative instruments directly to earnings. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 6 in the “Notes to Consolidated Financial Statements,” included elsewhere in this report.

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

In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 in its first quarter of fiscal 2008.

Financial instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at December 29, 2007 and September 29, 2007.

Stock-based compensation

The Company accounts for transactions in which it exchanges its equity instruments for goods or services in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”). FAS123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for this Company. Earlier adoption is prohibited.

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

Expected maturity date	2008	2009	2010	2011	2012	2013	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	—	—	$41,833	41,833
Average interest rate	—	—	—	—	—	6.64%	6.64%
Fixed rate (in thousands)	$42	$33	$17	—	—	$65,467	$65,559
Average interest rate	4.52%	5.28%	5.28%	—	—	6.69%	6.69%

At December 29, 2007, we had $41.8 million subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $418,000 annually.

The Company has an interest rate swap agreement with Bank of America. The notional amount of the swap at December 29, 2007 was $65,466,667. The effect of this swap is to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate of 5.44% versus the 30-day LIBOR rate. The swap’s notional amount will decrease progressively in future periods and terminates on June 15, 2011.

The fair market value of the interest rate swap is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 29, 2007, we estimate we would have had to pay $1,428,000 (gross of tax), had we terminated the agreement. We designate the swap agreement as a cash flow hedge and the fair value of the swap is classified in accumulated other comprehensive income.

For the thirteen weeks ended December 29, 2007, we paid $58,000 pursuant to the swap agreement, which increased interest expense. For the thirteen weeks ended December 30, 2006, we paid $20,000 pursuant to the swap agreement, which increased interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At December 29, 2007, the Company had approximately $38.2 million in green coffee purchase commitments, of which approximately 26% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At December 29, 2007, the Company held no futures contracts.

Item 4.	Controls and Procedures

As of December 29, 2007, the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

There has been no significant change in our internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2007 Form 10-K.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 2/7/2008	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 2/7/2008	By:	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer