Form 10-Q
period 2008-03-29
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2008-05-08
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 29, 2008

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

YES  ☐                    NO  ☒

As of May 3, 2008, 23,996,404 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	March 29, 2008	September 29, 2007
Assets
Current assets:
Cash and cash equivalents	$547	$2,818
Restricted cash and cash equivalents	90	354
Receivables, less allowances of $2,615 and $1,600 at March 29, 2008 and September 29, 2007, respectively	43,508	39,373
Inventories	50,410	38,909
Other current assets	3,955	2,811
Deferred income taxes, net	5,404	3,558

Total current assets	103,914	87,823
Fixed assets, net	75,021	65,692
Intangibles, net	31,802	34,208
Goodwill	73,840	73,840
Other long-term assets	3,579	2,964

Total assets	$288,156	$264,527

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$51	$63
Accounts payable	29,920	37,778
Accrued compensation costs	8,615	7,027
Accrued expenses	11,706	9,866
Income tax payable	2,319	1,443
Other short-term liabilities	2,749	871

Total current liabilities	55,360	57,048

Long-term debt	97,820	90,050

Deferred income taxes, net	19,564	18,330

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 60,000,000 shares; Issued - 25,136,462 at March 29, 2008 and 24,697,008 shares at September 29, 2007, respectively	2,514	2,470
Additional paid-in capital	54,219	45,704
Retained earnings	67,863	58,981
Accumulated other comprehensive (loss)	(1,640)	(512)
ESOP unallocated shares, at cost - 23,284 shares	(208)	(208)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	115,412	99,099

Total liabilities and stockholders’ equity	$288,156	$264,527

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007
Net sales	$120,877	$82,877
Cost of sales	76,164	50,393

Gross profit	44,713	32,484

Selling and operating expenses	21,841	17,935
General and administrative expenses	11,276	7,490

Operating income	11,596	7,059

Other (expense) income	(89)	37
Interest expense	(1,495)	(1,631)

Income before income taxes	10,012	5,465

Income tax expense	(4,055)	(2,320)

Net income	$5,957	$3,145

Basic income per share:
Weighted average shares outstanding	23,856,362	23,182,638
Net income	$0.25	$0.14

Diluted income per share:
Weighted average shares outstanding	25,467,448	24,619,794
Net income	$0.23	$0.13

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Twenty-six weeks ended March 29, 2008	Twenty-six weeks ended March 31, 2007
Net sales	$247,322	$166,218
Cost of sales	159,320	102,049

Gross profit	88,002	64,169
Selling and operating expenses	48,875	37,207
General and administrative expenses	21,000	14,082

Operating income	18,127	12,880
Other (expense) income	(203)	75
Interest expense	(3,039)	(3,424)

Income before income taxes	14,885	9,531
Income tax expense	(6,003)	(3,944)

Net income	$8,882	$5,587

Basic income per share:
Weighted average shares outstanding	23,737,160	23,068,506
Net income	$0.37	$0.24
Diluted income per share:
Weighted average shares outstanding	25,445,994	24,424,947
Net income	$0.35	$0.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Twenty-six weeks ended March 29, 2008	Twenty-six weeks ended March 31, 2007
Net income	$5,957	$3,145	$8,882	$5,587
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	(788)	(127)	(1,128)	72
(Gains) losses on derivatives designated as cash flow hedges included in net income	—	—	—	46

Other comprehensive income (loss)	(788)	(127)	(1,128)	118

Comprehensive income	$5,169	$3,018	$7,754	$5,705

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended March 29, 2008 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders’ equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 29, 2007	24,697,008	$2,470	$45,704	$58,981	$(512)	(1,157,554)	$(7,336)	(23,284)	$(208)	$99,099
Options exercised	398,794	40	1,912	—	—	—	—	—	—	1,952
Issuance of common stock under employee stock purchase plan	40,660	4	1,068							1,072
Stock compensation expense	—	—	2,887	—	—	—	—	—	—	2,887
Tax benefit from exercise of options	—	—	2,601	—	—	—	—	—	—	2,601
Deferred compensation	—	—	47	—	—	—	—	—	—	47
Other comprehensive income, net of tax	—	—	—	—	(1,128)	—	—	—	—	(1,128)
Net income	—	—	—	8,882	—	—	—	—	—	8,882

Balance at March 29, 2008	25,136,462	$2,514	$54,219	$67,863	$(1,640)	(1,157,554)	$(7,336)	(23,284)	$(208)	$115,412

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-six weeks ended March 29, 2008	Twenty-six weeks ended March 31, 2007
Cash flows from operating activities:
Net income	$8,882	$5,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,829	7,251
Loss (gain) on disposal of fixed assets	124	(30)
Provision for doubtful accounts	346	264
Loss on futures derivatives	—	46
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	(86)	54
Deferred income taxes	138	2,116
Deferred compensation and stock compensation	2,934	2,050
Changes in assets and liabilities:
Receivables	(4,481)	(4,590)
Inventories	(11,501)	6,106
Income tax payable (receivable)	876	(248)
Other current assets	(880)	(364)
Other long-term assets, net	179	(428)
Accounts payable	(2,047)	(1,780)
Accrued compensation costs	1,588	(996)
Accrued expenses	1,840	343

Net cash provided by operating activities	6,741	15,381

Cash flows from investing activities:
Capital expenditures for fixed assets	(21,816)	(8,786)
Proceeds from disposals of fixed assets	129	94

Net cash used for investing activities	(21,687)	(8,692)

Cash flows from financing activities:
Net change in revolving line of credit	7,800	(11,100)
Proceeds from issuance of common stock	3,024	1,819
Windfall tax benefit	2,687	1,815
Deferred financing fees	(794)	—
Repayment of long-term debt	(42)	(56)

Net cash used for financing activities	12,675	(7,522)

Net decrease in cash and cash equivalents	(2,271)	(833)
Cash and cash equivalents at beginning of period	2,818	1,066

Cash and cash equivalents at end of period	$547	$233

Fixed asset purchases included in accounts payable and not disbursed at the end of each period:	$2,016	$2,027

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen and twenty-six week periods ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008.

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

Beginning in fiscal 2008, the Company manages its operations through two operating segments, GMC and Keurig (as defined above). Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of our CEO, CFO, Chairman of the Board , Vice President Human Resources and Vice President of Corporate Social Responsibility and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of the identifiable intangibles acquired when Keurig was purchased, as well as certain corporate legal expenses and board of directors fees. All of the Company’s goodwill and intangible assets are included in Corporate assets.

Fiscal 2007 segment disclosures have been reclassified to conform to current segment presentation throughout this report.

Fiscal quarter ended 3/29/08 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$69,651	$51,226	—	—	$120,877
Intersegment sales	$11,374	$9,513	—	$(20,887)	—
Net sales	$81,025	$60,739	—	$(20,887)	$120,877

Income before taxes	$7,158	$10,102	$(6,213)	$(1,035)	$10,012

Total assets	$185,396	$57,377	$105,642	$(60,259)	$288,156

Stock compensation	$426	$620	$488	—	$1,534

Interest expense	—	—	$1,495	—	$1,495

Property additions	$7,364	$1,033	—	—	$8,397

Depreciation and amortization	$2,845	$442	$1,203	—	$4,490

Twenty-six weeks ended 3/29/08 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$141,866	$105,456	—	—	$247,322
Intersegment sales	$16,993	$19,130	—	$(36,123)	—
Net sales	$158,859	$124,586	—	$(36,123)	$247,322

Income before taxes	$13,344	$13,835	$(11,099)	$(1,195)	$14,885

Total assets	$185,396	$57,377	$105,642	$(60,259)	$288,156

Stock compensation	$905	$1,164	$818	—	$2,887

Interest expense	—	—	$3,039	—	$3,039

Property additions	$13,707	$2,298	—	—	$16,005

Depreciation and amortization	$5,577	$846	$2,406	—	$8,829

Fiscal quarter ended 3/31/07 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$56,778	$26,099	—	—	$82,877
Intersegment sales	$2,479	$5,999	—	$(8,478)	—
Net sales	$59,257	$32,098	—	$(8,478)	$82,877

Income before taxes	$5,069	$4,261	$(4,002)	$137	$5,465

Total assets	$124,499	$28,224	$111,822	$(30,277)	$234,268

Stock compensation	$526	$279	$199	—	$1,004

Interest expense	—	—	$1,631	—	$1,631

Property additions	$4,117	$683	—	—	$4,800

Depreciation and amortization	$2,113	$363	$1,203	—	$3,679

Twenty-six weeks ended 3/31/07 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$115,506	$50,712	—	—	$166,218
Intersegment sales	$5,015	$11,049	—	$(16,064)	—
Net sales	$120,521	$61,761	—	$(16,064)	$166,218

Income before taxes	$11,990	$5,839	$(8,189)	$(109)	$9,531

Total assets	$124,499	$28,224	$111,822	$(30,277)	$234,268

Stock compensation	$798	$552	$398	—	$1,748

Interest expense	—	—	$3,424	—	$3,424

Property additions	$7,548	$1,124	—	—	$8,672

Depreciation and amortization	$4,162	$813	$2,406	—	$7,381

3.	Warranty Reserve

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

The changes in the carrying amount of product warranties for the twenty-six weeks ended March 29, 2008 and March 31, 2007 are as follows:

Twenty-six weeks ended March 29, 2008
Balance at September 29, 2007	$815,000
Provision charged to income	892,000
Usage	(1,090,000)

Balance at March 29, 2008	$617,000

Twenty-six weeks ended March 31, 2007
Balance at September 30, 2006	$230,000
Provision charged to income	2,743,000
Usage	(994,000)

Balance at March 31, 2007	$1,979,000

4.	Inventories

Inventories consisted of the following at:

	March 29, 2008	September 29, 2007
Raw materials and supplies	$11,445,000	$11,823,000
Finished goods	38,965,000	27,086,000

	$50,410,000	$38,909,000

Inventory values above are presented net of $482,000 and $348,000 of obsolescence reserves at March 29, 2008 and September 29, 2007, respectively.

At March 29, 2008, the Company had approximately $66.4 million in green coffee purchase commitments, of which approximately 54% had a fixed price. These commitments extend through 2011. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.27 per pound. In addition to its green coffee commitments, the Company had approximately $61.5 million in fixed price brewer inventory purchase commitments at March 29, 2008. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

5.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Twenty-six weeks ended March 29, 2008	Twenty-six weeks ended March 31, 2007
Numerator - basic and diluted earnings per share : Net income	$5,957	$3,145	$8,882	$5,587

Denominator:
Basic earnings per share - weighted average shares outstanding	23,856,362	23,182,638	23,737,160	23,068,506
Effect of dilutive securities - stock options	1,611,086	1,437,156	1,708,834	1,356,441

Diluted earnings per share - weighted average shares outstanding	25,467,448	24,619,794	25,445,994	24,424,947

Basic earnings per share	$0.25	$0.14	$0.37	$0.24
Diluted earnings per share	$0.23	$0.13	$0.35	$0.23

For the thirteen and twenty-six weeks ended March 29, 2008, options to purchase 103,000 and 59,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and twenty-six weeks ended March 31, 2007, options to purchase 51,000 and 465,000 shares of common stock were excluded in the calculation of diluted earnings per share because they were antidilutive.

6.	Derivative Instruments and Hedging Activities

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. In the thirteen and twenty-six weeks ended March 31, 2007, total losses on futures contracts (gross of tax) included in cost of sales amounted to $1,000 and $80,000, respectively. The Company did not recognize any gains or losses on coffee futures contracts in the twenty-six weeks ended March 29, 2008, and held no outstanding coffee derivatives at March 29, 2008 or September 29, 2007.

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at March 29, 2008 and September 29, 2007 was $65,466,667. The swap agreements terminate between June 2010 and December 2012.

The Company entered into two new swap agreements in the course of the second quarter of 2008. The first one fixes the 30-day Libor rate to a fixed rate of 3.874% on a fixed notional amount of $20 million effective on June 20, 2008 and expires in December 2012. The second one fixes the 30-day Libor rate to a fixed rate of 2.35% on a fixed notional amount of $30 million effective on June 20, 2008 and expires in June 2010. The swap agreement that was already in place at the beginning of the quarter remains in effect.

In the twenty-six weeks ended March 29, 2008, the effect of the swap agreements was to limit the interest rate exposure to an average fixed rate of 5.44% versus the 30-day LIBOR rate on $65,466,667 of the Company’s debt. The total amount of Company debt covered by interest rate swaps varies over time. On June 15, 2008 and for the remainder of calendar 2008, the average fixed rate will drop to 3.86% versus the 30-day LIBOR on $78,467,667 of the Company’s debt.

At March 29, 2008 and September 29, 2007, the Company estimates it would have paid $2,749,000 and $871,000 (gross of tax), respectively, had it terminated its swap agreements. The Company designates the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

For the thirteen weeks and twenty-six weeks ended March 29, 2008, the Company paid $232,000 and $290,000, respectively, pursuant to the swap agreements, which increased interest expense. For the thirteen weeks and twenty-six weeks ended March 31, 2007, the Company paid $18,000 and $38,000, respectively, pursuant to the swap agreement, which increased interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

7.	Compensation Plans

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the twenty-six weeks ended March 29, 2008: an expected life averaging 6.0 years; an average volatility of 45%; no dividend yield; and a risk-free interest rate averaging 3.1%. The weighted-average fair value of options granted during the twenty-six weeks ended March 29, 2008 was $13.27 per share.

For grants issued in the twenty-six weeks ended March 31, 2007, we assumed an expected life averaging 5.4 years; an average volatility of 40%; no dividend yield; and a risk-free interest rate averaging 4.5%. The weighted-average fair value of options granted during the twenty-six weeks ended March 31, 2007 was $8 per share.

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the first two quarters of fiscal 2008: an expected life averaging 6 months; an average volatility of 60%; no dividend yield; and a risk-free interest rate averaging 4.2%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 29, 2008 was $10.01 per share.

For the purchase rights granted in the first two quarters of fiscal 2007, the assumptions used are as follows: an expected life averaging 6 months; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging 5.0%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 31, 2007 was $3.19 per share.

For the thirteen and twenty-six weeks ended March 29, 2008, income before income taxes was reduced by a stock compensation expense of $1,534,000 and $2,887,000 (gross of tax), respectively.

For the thirteen and twenty-six weeks ended March 31, 2007, income before income taxes was reduced by a stock compensation expense of $1,004,000 and $1,748,000 (gross of tax), respectively.

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the twenty-six week periods ended March 29, 2008 and March 31, 2007, the Company recorded compensation costs of $110,000 and $113,000 to accrue for anticipated stock distributions under the ESOP, respectively. On March 29, 2008, the ESOP held 23,284 unearned shares at an average cost of $9.03.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the twenty-six week periods ended March 29, 2008 and March 31, 2007, $47,000 and $42,000 of compensation expense was recorded under this Plan, respectively.

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

The Company adopted the provisions of FIN 48 effective for the first quarter of fiscal year 2008. The total amount of unrecognized tax benefits at March 29, 2008 and September 29, 2007 was $554,000 and $524,000, respectively, and relate entirely to research and development credits at the Federal and state level. The amount of unrecognized tax benefits at March 29, 2008 that would impact the effective tax rate if resolved in favor of the Company is $277,000. Any revaluation of the R&D credits earned prior to the Company’s acquisition of Keurig (currently $277,000) will be an adjustment to goodwill. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Federal research and development tax credit expired on December 31, 2007. The Company has claimed a tax credit (and reserved against it) through December 31, 2007. In the event the legislature renews the tax credit, the Company will report an additional amount of tax credit (and associated reserve) as a discrete item in the period in which the credit is enacted. With this exception, the Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months. The Company expects that its fiscal 2008 tax rate will be approximately 40.4%.

9.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	March 29, 2008	September 29, 2007
Production equipment	1 - 15	$56,805,000	$48,847,000
Equipment on loan to wholesale customers	3 - 7	12,934,000	13,013,000
Computer equipment and software	1 - 10	21,798,000	20,560,000
Building	4- 30	5,559,000	5,559,000
Furniture and fixtures	1 - 15	6,128,000	5,140,000
Vehicles	4 - 5	1,075,000	1,005,000
Leasehold improvements	1 -20 or remaining life of the lease, whichever is less	6,052,000	3,387,000

Construction-in-progress		9,638,000	7,787,000

Total fixed assets		119,989,000	105,298,000

Accumulated depreciation		(44,968,000)	(39,606,000)

		$75,021,000	$65,692,000

Total depreciation expense relating to all fixed assets was $3,287,000 and $6,423,000 for the thirteen and twenty-six weeks ended March 29, 2008, respectively. Total depreciation expense relating to all fixed assets was $2,476,000 and $4,845,000 for the thirteen and twenty-six weeks ended March 31, 2007, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on March 29, 2008 are expected to be in production use in the next twelve months.

In the thirteen and twenty-six weeks ended March 29, 2008, the Company capitalized $122,000 and $217,000 of interest expense, respectively.

In the thirteen and twenty-six weeks ended March 31, 2007, the Company capitalized $85,000 and $155,000 of interest expense, respectively.

10.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During the twenty-six weeks ended March 29, 2008 and March 31, 2007, Heritage Flight billed the Company the amount of $173,000 and $81,000, respectively, for travel services to various employees of the Company.

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

GMC sells whole bean and ground coffee, hot cocoa, teas and coffees in K-Cups, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail markets, and directly to consumers. Coffee sales in the GMC segment are tracked through six separate channels: office coffee service (OCS), consumer direct, resellers, food service, supermarkets, and convenience stores. The majority of GMC’s revenue is derived from its wholesale customer accounts located primarily in the Eastern United States.

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

Business Segments

The Company manages its operations through two operating segments, GMC and Keurig. Expenses not specifically related to either operating segment are shown separately as “Corporate”. We evaluate performance primarily based on segment operating income. Historically, the GMC and Keurig operating segments have not shared manufacturing or distribution facilities, and administrative functions such as accounting and information services have been decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” or “GMCR, Inc.,” and we refer to our operating segments as “GMC” and “Keurig”. Our Corporate expenses include costs such as the costs associated with some members of senior management, Board of Directors expenses, certain legal expenses, interest expense, and amortization costs related to the intangible assets acquired in the Keurig purchase.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen Weeks Ended March 29, 2008	Thirteen Weeks Ended March 31, 2007	Twenty-six Weeks Ended March, 29 2008	Twenty-six Weeks Ended March, 31 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.0%	60.8%	64.4%	61.4%

Gross profit	37.0%	39.2%	35.6%	38.6%

Selling and operating expenses	18.1%	21.6%	19.8%	22.4%
General and administrative expenses	9.3%	9.1%	8.5%	8.5%

Operating income	9.6%	8.5%	7.3%	7.7%

Other income	(0.1)%	0.0%	(0.1)%	0.0%
Interest expense	(1.2)%	(1.9)%	(1.2)%	(2.0)%

Income before income taxes	8.3%	6.6%	6.0%	5.7%
Income tax expense	(3.4)%	(2.8)%	(2.4)%	(2.3)%

Net income	4.9%	3.8%	3.6%	3.4%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net Sales (in millions)
	Thirteen Weeks Ended March 29, 2008	Thirteen Weeks Ended March 31, 2007	Twenty-six Weeks Ended March, 29 2008	Twenty-six Weeks Ended March, 31 2007
GMC	$81.0	$59.3	$158.9	$120.5
Keurig	60.7	32.1	124.5	61.8
Corporate	—	—	—	—
Intercompany eliminations	(20.8)	(8.5)	(36.1)	(16.1)
Total Company	$120.9	$82.9	$247.3	$166.2

	Income before taxes (in millions)
	Thirteen Weeks Ended March 29, 2008	Thirteen Weeks Ended March 31, 2007	Twenty-six Weeks Ended March, 29 2008	Twenty-six Weeks Ended March, 31 2007
GMC	$7.1	$5.1	$13.3	$12.0
Keurig	10.1	4.3	13.8	5.8
Corporate	(6.2)	(4.0)	(11.1)	(8.2)
Intercompany eliminations	(1.0)	0.1	(1.1)	(0.1)
Total Company	$10.0	$5.5	$14.9	$9.5

Thirteen weeks ended March 29, 2008 versus thirteen weeks ended March 31, 2007

Revenue

Company Summary

Net sales for the second quarter of fiscal 2008 totaled $120.9 million as compared to $82.9 million reported in the prior fiscal year’s second quarter.

Total Coffee, Tea and Hot Cocoa Pounds Shipped by Green Mountain Coffee Segment

(Unaudited Pounds in Thousands)

	Q2 – FY08 13 wks. ended 3/29/08	Q2 – FY07 13 wks. ended 3/31/07	Q2 Y/Y lb. Change	Q2 % Y/Y lb. Change	Q2 YTD 26 wks. ended 3/29/08	Q2YTD 26 wks. ended 3/31/07	Q2 YTD Y/Y lb. Change	Q2 YTD % Y/Y lb. Change
Supermarkets	1,600	1,535	65	4.2%	3,358	3,206	152	4.7%
Resellers	984	265	719	271.3%	1,481	524	957	182.6%
Convenience Stores	1,402	1,300	102	7.8%	2,902	2,766	136	4.9%
Office Coffee Srvs	2,387	2,025	362	17.9%	4,848	3,861	987	25.6%
Food Service	1,297	1,230	67	5.4%	2,721	2,576	145	5.6%
Consumer Direct	479	311	168	54.0%	960	622	338	54.3%
Totals	8,149	6,666	1,483	22.2%	16,270	13,555	2,715	20.0%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note: The Resellers channel includes shipments of Green Mountain Coffee segment manufactured products to Keurig Inc. and other resellers for sales to either the retail channel such as department stores or sales via internet websites.

Company-wide Keurig brewer and K-Cup shipments

(Unaudited data and in thousands)

	Q2 13 wks ended 3/29/08	Q2 13 wks ended 3/31/07	Q2 Y/Y Increase	Q2 % Y/Y Increase	FY08 26 wks ended 3/29/08	FY07 26 wks ended 3/31/07	FY08 Y/Y Increase	FY08 % Y/Y Increase
At Home Brewers (Consumer)	171	70	101	144%	460	180	280	156%
Away from Home Brewers (Commercial)	22	14	8	57%	56	25	31	124%
Total Keurig brewers shipped (1)	193	84	109	130%	516	205	311	152%
Total K-Cups shipped(system-wide) (2)	266,694	166,315	100,379	60%	496,887	314,374	182,513	58%
Total K-Cups sold by GMC (3)	155,295	92,487	62,808	68%	285,773	173,997	111,776	64%

(1)

Total Keurig brewers shipped means brewers shipped by Keurig to customers in the U.S. and Canada. Cumulative brewers shipped life to date to customers in the U.S. and Canada as of 3/29/08 is 1,468,000 units with 1,231,000 for At Home brewers and 237,000 for Away from Home brewers.

(2)

Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the U.S. and Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig. Cumulative K-Cups shipped life to date was 2.55 billion as of 3/29/08.

(3)	Total K-Cups sold by the Green Mountain Coffee (GMC) segment are under the brands Green Mountain Coffee, Newman’s Own Organics coffee and Celestial Seasonings Teas.

GMC

GMC segment net sales increased to $81.0 million, or 37% in the second quarter of fiscal 2008 (including $11.4 million of inter-company K-cup sales) as compared to $59.3 million reported in the second quarter of fiscal 2007 (including $2.5 million of inter-company K-cup sales). Coffee, tea and hot cocoa pounds shipped increased to 8.1 million pounds, or 22% as compared to 6.7 million pounds in the second quarter of fiscal 2007. The difference between the 37% sales growth rate and the 22% coffee, tea and hot cocoa pounds shipped growth rate is primarily due to the increase in K-Cups as a percentage of sales, which sell at a higher price per pound than our other products.

The GMC segment K-Cup shipments of coffee, tea and hot cocoa increased approximately 68% over the second quarter of fiscal 2007 (“ the prior year period”). Sales of K-Cups were particularly strong in the Resellers channel which grew 271% in pounds shipped. The majority of Resellers channel growth was related to the sales of K-Cups to Keurig, for their retail and consumer channels. The 54% increase in coffee pounds shipped in the Consumer Direct channel and the 18% increase in coffee pounds shipped in the Office Coffee Service channel were also primarily driven by the increased sales of K-Cups.

Shipments of Fair Trade Certified™ and Fair Trade Certified organic lines, including Newman’s Own Organics, were up 19% in the second quarter of fiscal 2008 as compared to the prior year period. Fair Trade Certified and Fair Trade Certified organic coffees now represent approximately 26% of the coffee pounds shipped by the GMC segment.

Keurig

Keurig segment net sales increased to $60.7 million, or 89%, in the second quarter of fiscal 2008 (including $9.5 million of inter-company brewer sales and royalty revenue) as compared to $32.1 million reported in the prior year period (including $6.0 million of inter-company brewer sales and royalty revenue). The increase in Keurig segment net sales was primarily driven by higher K-Cup and brewer sales, and royalty income from the sale of K-Cups, with 50% of the dollar increase over the second fiscal quarter of 2007 coming from the increased sales of K-Cups.

Gross Profit

Company gross profit for the second quarter of fiscal 2008 totaled $44.7 million, or 37.0% of net sales, as compared to $32.5 million, or 39.2% of net sales, in the prior year period. The margin decline is due primarily to the significant increase in sales of Keurig At Home Single-Cup Brewers as a percentage of total net sales (which have lower gross margins than the Company’s other products). In addition, higher green coffee and other commodity costs, variations in sales mix, and higher manufacturing costs due to the continued capacity investment in our new Essex, Vermont packaging facility contributed to the increase in cost of sales as compared to the year ago second quarter.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 30% to $33.1 million in the second quarter of fiscal 2008 from $25.4 million in the prior-year period. As a percentage of sales, S,G&A improved to 27.4% in the second quarter of fiscal 2008 from 30.7% in the prior year period. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

For the GMC segment, S,G&A expenses improved to 21.3% as a percentage of sales in the second quarter of fiscal 2008 compared to 25.1% in the prior year period.

For the Keurig segment, S,G&A expenses improved to 18.4% as a percentage of sales in the second quarter of fiscal 2008 compared to 25.3% in the prior year period.

Corporate S,G&A expenses increased to $4.7 million in the second quarter of fiscal 2008 from $2.4 million in the prior year period. The increase was primarily due to approximately $1.0 million of litigation expenses incurred in the second fiscal quarter of 2008 associated with the patent infringement lawsuit the Company has initiated against Kraft.

Interest Expense

Company interest expense decreased to $1.5 million in the second quarter of fiscal 2008, down from $1.6 million in the prior year period, primarily due to lower interest rates and a lower average debt balance.

Income before taxes

Company income before taxes increased to $10.0 million in the second quarter of fiscal 2008, up from $5.5 million in the prior year period, and, as a percentage of net sales, 8.3% and 6.6%, respectively due to increased sales and leveraging selling and organizational resources on a higher sales base.

The GMC segment contributed $7.1 million in income before taxes in the second quarter of fiscal 2008, up from $5.1 million in the prior year period.

The Keurig segment contributed $10.1 million in income before taxes in the second quarter of fiscal 2008, up from $4.3 million in the prior year period.

Corporate expenses and inter-company eliminations accounted for a reduction of $7.2 million in income before taxes in the second quarter of fiscal 2008, as compared to a reduction of $3.9 million in the prior year period.

Taxes

The effective income tax rate for the Company was 40.5% in the second quarter of fiscal 2008, as compared to 42.5% in the prior year period.

Net Income and Diluted EPS

Company net income in the second quarter of fiscal 2008 was $6.0 million, up 89% from $3.1 million in the prior year period. Excluding the impact of the non-cash amortization expense related to the Keurig intangibles of approximately $1.2 million (pre-tax) in each of the second quarters of fiscal 2008 and 2007, non-GAAP net income totaled $6.7 million in the second fiscal quarter of 2008 compared to non-GAAP net income of $3.8 million for the comparable year-ago period.

Company diluted EPS increased $0.10 to $0.23 per share in the second quarter of fiscal 2008, as compared to $0.13 per share in the prior year period.

Twenty-six weeks ended March 29, 2008 versus twenty-six weeks ended March 31, 2007

Revenue

Company Summary

Net sales for the twenty-six weeks ended March 29, 2008 (the “2008 YTD period”) totaled $247.3 million as compared to $166.2 million reported for the twenty-six weeks ended March 31,2007 (the “prior YTD period”).

GMC

GMC segment net sales increased to $158.9 million, or 32%, in the 2008 YTD period (including $17.0 million of inter-company K-cup sales) as compared to $120.5 million reported in the prior YTD period (including $5.0 million of inter-company K-cup sales). Coffee, tea and hot cocoa pounds shipped increased to 16.3 million pounds, or 20% as compared to 13.6 million pounds in the prior YTD period. The difference between the 32% sales growth rate and the 20% coffee, tea and hot cocoa pounds shipped growth rate is primarily due to the increase in K-Cups as a percentage of sales, which sell at a higher price per pound than our other products.

The GMC segment K-Cup shipments of coffee, tea and hot cocoa increased approximately 64% over the prior YTD period. The Resellers channel grew 183% in pounds shipped. The majority of Resellers channel growth was related to the sales of K-Cups to Keurig, for their retail and consumer channels. The 54% increase in coffee pounds shipped in the Consumer Direct channel and the 26% increase in coffee pounds shipped in the Office Coffee Service channel were also primarily driven by the increased sales of K-Cups.

Shipments of Fair Trade Certified™ and Fair Trade Certified organic lines, including Newman’s Own Organics, were up 17% in the 2008 YTD period as compared to the prior YTD period. Fair Trade Certified and Fair Trade Certified organic coffees now represent approximately 28% of the coffee pounds shipped by the GMC segment.

Keurig

Keurig segment net sales increased to $124.5 million, or 102%, in the 2008 YTD period (including $19.1 million of inter-company brewer sales and royalty revenue) as compared to $61.8 million reported in the prior YTD period (including $11.0 million of inter-company brewer sales and royalty revenue). The increase in Keurig segment net sales was primarily driven by higher brewer and K-Cup sales compared to the prior YTD period.

Gross Profit

Company gross profit for the 2008 YTD period totaled $88.0 million, or 35.6% of net sales, as compared to $64.2 million, or 38.6% of net sales, in the prior YTD period. The margin decline is due primarily to the significant increase in sales of Keurig At Home Single-Cup Brewers as a percentage of total net sales (which have lower gross margins than the Company’s other products). In addition, higher green coffee and other commodity costs, variations in sales mix, and higher manufacturing costs due to the continued capacity investment in our new Essex, Vermont packaging facility contributed to the increase in cost of sales as compared to the prior YTD period.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 36.2% to $69.9 million in the 2008 YTD period from $51.3 million in the prior-year period. As a percentage of sales, S,G&A improved to 28.3% in the 2008 YTD period from 30.9% in the prior YTD period. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

For the GMC segment, S,G&A expenses improved to 22.2% as a percentage of sales in the 2008 YTD period compared to 24.4% in the prior YTD period.

For the Keurig segment, S,G&A expenses improved to 21.3% as a percentage of sales in the 2008 YTD period compared to 27.6% in the prior YTD period.

Corporate S,G&A expenses increased to $8.0 million in the 2008 YTD period from $4.8 million in the prior YTD period primarily due to approximately $1.5 million of litigation expenses incurred in the 2008 YTD period associated with the patent infringement lawsuit the Company has initiated against Kraft.

Interest Expense

Company interest expense decreased to $3.0 million in the 2008 YTD period, down from $3.4 million in the prior YTD period, primarily due to lower interest rates and a lower average debt balance.

Income before taxes

Company income before taxes increased to $14.9 million in the 2008 YTD period, up from $9.5 million in the prior YTD period, and, as a percentage of net sales, 6.0% and 5.7%, respectively due to increased sales and leveraging selling and organizational resources on a higher sales base.

The GMC segment contributed $13.3 million in income before taxes in the 2008 YTD period, up from $12.0 million in the prior YTD period.

The Keurig segment contributed $13.8 million in income before taxes in the 2008 YTD period, up from $5.8 million in the prior YTD period.

Corporate expenses and inter-company eliminations accounted for a reduction of $12.2 million in income before taxes in the second quarter of fiscal 2008, as compared to a reduction of $8.3 million in the prior YTD period.

Taxes

The effective income tax rate for the Company was 40.3% in the 2008 YTD period, as compared to 41.4% in the prior YTD period.

Net Income and Diluted EPS

Company net income in the 2008 YTD period was $8.9 million, up 59% from $5.6 million in the prior YTD period. Excluding the impact of the non-cash amortization expense related to the Keurig intangibles of approximately $2.4 million (pre-tax) in the 2008 YTD period and prior YTD period, non-GAAP net income totaled $10.3 million in the 2008 YTD period compared to non-GAAP net income of $7.0 million for the comparable year-ago period.

Company diluted EPS increased $0.12 to $0.35 per share in the 2008 YTD period, as compared to $0.23 per share in the prior YTD period.

Liquidity and Capital Resources

Our working capital increased to $48.6 million at March 29, 2008, up from $30.8 million at September 29, 2007. The increase was primarily due to increased finished goods inventory and lower accounts payable.

Net cash provided by operating activities was $6.7 million in the first two quarters of fiscal 2008. Net cash provided by operating activities was $15.4 million in the prior YTD period. The decrease in operating cash flows was due to our increase in finished goods inventory.

During the first two quarters of fiscal 2008, we had capital expenditures of $21.8 million, including $14.9 million for production and packaging equipment; $2.2 million for computer equipment and software; $3.9 million for leasehold improvements, building, fixtures and vehicles; and $0.8 million for loaner equipment.

During the twenty-six weeks ended March 31, 2007, we had capital expenditures of $8,786,000, including $3,604,000 for production and distribution equipment; $2,535,000 for computer equipment and software; $1,547,000 for leasehold improvements, building, fixtures and vehicles; and $1,100,000 for loaner equipment.

At March 29, 2008, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $9.6 million. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment. All assets in construction in progress are expected to be ready for production use in the next twelve months.

In the twenty-six weeks ended March 29, 2008, cash flows from financing activities included $3.0 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan, up from $1.8 million in the comparable prior YTD period. In addition, cash flows from operating and financing activities included a $2.6 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $1.8 million in the comparable prior YTD period. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

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

At March 29, 2008, the outstanding balance on our revolving line of credit was $97.8 million. A letter of credit in the amount of $305,000 was also outstanding at March 29, 2008.

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at March 29, 2008 and September 29, 2007 was $65,466,667. The swap agreements terminate between June 2010 and December 2012.

The Company entered into two new swap agreements in the course of the second quarter of 2008. The first one fixes the 30-day Libor rate to a fixed rate of 3.874% on a fixed notional amount of $20 million effective on June 20, 2008 and expires in December 2012. The second one fixes the 30-day Libor rate to a fixed rate of 2.35% on a fixed notional amount of $30 million effective on June 20, 2008 and expires in June 2010. The swap agreement that was already in place at the beginning of the quarter remains in effect.

In the twenty-six weeks ended March 29, 2008, the effect of the swap agreements was to limit the interest rate exposure to an average fixed rate of 5.44% versus the 30-day LIBOR rate on $65,466,667 of the Company’s debt. The total amount of Company debt covered by interest rate swaps varies over time. On June 15, 2008 and for the remainder of calendar 2008, the average fixed rate will drop to 3.86% versus the 30-day LIBOR on $78,467,667 of the Company’s debt.

The credit facility is subject to the following financial covenants (which changed with the amendment of the credit facility): a funded debt to adjusted EBITDA ratio, a fixed charge coverage ratio, and a capital expenditures covenant. The Company was in compliance with these covenants at March 29, 2008.

We expect to spend between $37 million and $41 million in capital expenditures in fiscal 2008, primarily for production and packaging equipment. Additionally, we are exploring opportunities to open a third production site outside of Vermont. Should such a site be selected in fiscal 2008, it would result in additional capital expenditures. Capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Obligations	Purchase Obligations	Total
2008	$21,000	$2,194,000	$107,441,000	$109,656,000
2009	$33,000	$3,879,000	$18,419,000	$22,331,000
2010	$17,000	$3,680,000	$1,320,000	$5,017,000
2011	$—	$3,467,000	$660,000	$4,127,000
2012	$—	$2,870,000	—	$2,870,000
Thereafter	$97,800,000	$9,001,000	—	$106,801,000
Total	$97,871,000	$25,091,000	$127,840,000	$250,802,000

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

Expected maturity date	2008	2009	2010	2011	2012	2013	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	—	—	$32,333	$32,333
Average interest rate	—	—	—	—	—	5.25%	5.25%
Fixed rate (in thousands)	$21	$33	$17	—	—	$65,467	$65,538
Average interest rate	5.27%	5.27%	5.27%	—	—	6.69%	6.69%

At March 29, 2008, we had $32.3 million subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $323,000 annually.

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at March 29, 2008 and September 29, 2007 was $65,466,667. In the twenty-six weeks ended March 29, 2008, the effect of the swap agreements was to limit the interest rate exposure to an average fixed rate of 5.44% versus the 30-day LIBOR rate on $65,466,667 of the Company’s debt. The swap agreements terminate between June 2010 and December 2012.

At March 29, 2008 and September 29, 2007, the Company estimates it would have paid $2,749,000 and $871,000 (gross of tax), respectively, had it terminated its swap agreements. The Company designates the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

For the thirteen weeks and twenty-six weeks ended March 29, 2008, the Company paid $232,000 and $290,000 pursuant to the swap agreement, which increased interest expense, respectively. For the thirteen weeks and twenty-six weeks ended March 31, 2007, the Company paid $18,000 and $38,000 pursuant to the swap agreement, which increased interest expense, respectively. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At March 29, 2008, the Company had approximately $66.4 million in green coffee purchase commitments, of which approximately 54% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At March 29, 2008, the Company held no futures contracts.

Item 4. Controls and Procedures

As of March 29, 2008, the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant held its 2008 Annual Meeting of Stockholders on March 13, 2008 at the Company’s offices located at 81 Demeritt Place in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

(b-c) At the Annual Meeting the stockholders voted as follows on the following matter:

VOTES

Proposal 1 - Election of Directors

Nominee	For	Withheld
Lawrence J. Blanford (Class III)	22,131,737	419,879
David E. Moran (Class III)	22,189,147	362,469
Michael J. Mardy (Class III)	21,001,332	1,550,284

The term of office of the following directors continued after the Meeting: Barbara D. Carlini, William D. Davis, Jules A. delVecchio, Hinda Miller, and Robert P. Stiller.

Proposal 2 - to amend the Company’s 2006 Incentive Plan to increase the number of shares of common stock available for issuance by 700,000 shares.

For	Against	Abstain
14,811,916	3,504,230	90,352

Proposal 3 - to adopt, for purposes of complying with Section 162(m) of the Internal Revenue Code the Senior Executive Short Term Incentive Plan.

For	Against	Abstain
18,042,350	276,921	87,227

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Change of Control Severance Benefit Plan. *

10.2	Amended and Restated 1998 Employee Stock Purchase Plan. *

10.3	Separation and Transition Agreement dated March 31, 2008 between Keurig, Incorporated and Nicholas Lazaris. *

10.4	Agreement for Consulting Services dated March 31, 2008 between Green Mountain Coffee Roasters, Inc. and Nicholas Lazaris. *

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 5/8/2008	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 5/8/2008	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer