Form 10-Q
period 2008-06-28
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2008-08-07
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 28, 2008

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

As of August 1, 2008, 24,223,564 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	June 28, 2008	September 29, 2007
Assets
Current assets:
Cash and cash equivalents	$10	$2,818
Restricted cash and cash equivalents	182	354
Receivables, less allowances of $2,454 and $1,600 at June 28, 2008 and September 29, 2007, respectively	37,669	39,373
Income tax receivable	885	—
Inventories	63,107	38,909
Other current assets	4,002	2,811
Deferred income taxes, net	4,262	3,558

Total current assets	110,117	87,823

Fixed assets, net	80,494	65,692
Intangibles, net	30,599	34,208
Goodwill	73,952	73,840
Other long-term assets	3,444	2,964

Total assets	$298,606	$264,527

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$51	$63
Accounts payable	32,736	37,778
Accrued compensation costs	10,396	7,027
Accrued expenses	11,081	9,866
Income tax payable	—	1,443
Other short-term liabilities	440	871

Total current liabilities	54,704	57,048

Long-term debt	95,808	90,050

Deferred income taxes, net	19,512	18,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 60,000,000 shares; Issued - 25,374,246 at June 28, 2008 and 24,697,008 shares at September 29, 2007, respectively	2,537	2,470
Additional paid-in capital	59,659	45,704
Retained earnings	74,192	58,981
Accumulated other comprehensive (loss)	(262)	(512)
ESOP unallocated shares, at cost - 23,284 shares	(208)	(208)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	128,582	99,099

Total liabilities and stockholders’ equity	$298,606	$264,527

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended June 28, 2008	Thirteen weeks ended June 30, 2007
Net sales	$118,120	$82,418
Cost of sales	75,626	48,282

Gross profit	42,494	34,136

Selling and operating expenses	20,620	18,248
General and administrative expenses	10,545	8,534

Operating income	11,329	7,354

Other (expense) income	(25)	62
Interest expense	(1,376)	(1,451)

Income before income taxes	9,928	5,965

Income tax expense	(3,599)	(2,280)

Net income	$6,329	$3,685

Basic income per share:
Weighted average shares outstanding	24,093,202	23,288,609
Net income	$0.26	$0.16

Diluted income per share:
Weighted average shares outstanding	25,661,991	24,863,946
Net income	$0.25	$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirty-nine weeks ended June 28, 2008	Thirty-nine weeks ended June 30, 2007
Net sales	$365,442	$248,636
Cost of sales	234,946	150,331

Gross profit	130,496	98,305

Selling and operating expenses	69,495	55,455
General and administrative expenses	31,545	22,616

Operating income	29,456	20,234

Other (expense) income	(228)	137
Interest expense	(4,415)	(4,875)

Income before income taxes	24,813	15,496

Income tax expense	(9,602)	(6,224)

Net income	$15,211	$9,272

Basic income per share:
Weighted average shares outstanding	23,869,320	23,141,929
Net income	$0.64	$0.40

Diluted income per share:
Weighted average shares outstanding	25,517,993	24,571,335
Net income	$0.60	$0.38

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended June 28, 2008	Thirteen weeks ended June 30, 2007	Thirty-nine weeks ended June 28, 2008	Thirty-nine weeks ended June 30, 2007
Net income	$6,329	$3,685	$15,211	$9,272
Other comprehensive income, net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	1,378	327	250	399
(Gains) losses on derivatives designated as cash flow hedges included in net income	—	(18)	—	28

Other comprehensive income (loss)	1,378	309	250	427

Comprehensive income	$7,707	$3,994	$15,461	$9,699

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended June 28, 2008 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders’ equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 29, 2007	24,697,008	$2,470	$45,704	$58,981	$(512)	(1,157,554)	$(7,336)	(23,284)	$(208)	$99,099
Options exercised	636,578	63	3,273	—	—	—	—	—	—	3,336
Issuance of common stock under employee stock purchase plan	40,660	4	1,068							1,072
Stock compensation expense	—	—	4,507	—	—	—	—	—	—	4,507
Tax benefit from exercise of options	—	—	5,042	—	—	—	—	—	—	5,042
Deferred compensation	—	—	65	—	—	—	—	—	—	65
Other comprehensive income, net of tax	—	—	—	—	250	—	—	—	—	250
Net income	—	—	—	15,211	—	—	—	—	—	15,211

Balance at June 28, 2008	25,374,246	$2,537	$59,659	$74,192	$(262)	(1,157,554)	$(7,336)	(23,284)	$(208)	$128,582

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine weeks ended June 28, 2008	Thirty-nine weeks ended June 30, 2007
Cash flows from operating activities:

Net income	$15,211	$9,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,460	11,072
Loss (gain) on disposal of fixed assets	187	(15)
Provision for doubtful accounts	913	466
Loss on futures derivatives	—	28
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	(365)	80
Deferred income taxes	184	384
Deferred compensation and stock compensation	4,572	3,245
Changes in assets and liabilities:
Receivables	791	1,225
Inventories	(24,198)	4,435
Income tax payable (receivable)	(2,328)	1,236
Other current assets	(1,019)	187
Other long-term assets, net	314	(334)
Accounts payable	(2,092)	(367)
Accrued compensation costs	3,369	421
Accrued expenses	1,215	(37)

Net cash provided by operating activities	10,214	31,298

Cash flows from investing activities:
Capital expenditures for fixed assets	(28,109)	(15,229)
Proceeds from disposals of fixed assets	319	155

Net cash used for investing activities	(27,790)	(15,074)

Cash flows from financing activities:
Net change in revolving line of credit	5,800	(20,800)
Proceeds from issuance of common stock	4,408	2,195
Windfall tax benefit	5,408	2,759
Deferred financing fees	(794)	—
Repayment of long-term debt	(54)	(79)

Net cash used for financing activities	14,768	(15,925)

Net decrease in cash and cash equivalents	(2,808)	299
Cash and cash equivalents at beginning of period	2,818	1,066

Cash and cash equivalents at end of period	$10	$1,365

Fixed asset purchases included in accounts payable and not disbursed at the end of each period:	$4,877	$2,814

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen and thirty-nine week periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008.

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

Fiscal 2007 segment disclosures have been reclassified to conform to current segment presentation throughout this report.

Thirteen weeks ended 6/28/08
in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$72,363	$45,757	—	—	$118,120
Intersegment sales	$4,357	$8,616	—	$(12,973)	—
Net sales	$76,720	$54,373	—	$(12,973)	$118,120

Income before taxes	$5,579	$9,126	$(5,568)	$791	$9,928

Total assets	$202,398	$59,050	$104,552	$(67,394)	$298,606

Stock compensation	$475	$633	$512	—	$1,620

Interest expense	—	—	$1,376	—	$1,376

Property additions	$8,281	$873	—	—	$9,154

Depreciation and amortization	$3,021	$407	$1,203	—	$4,631

Thirty-nine weeks ended 6/28/08
in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$214,229	$151,213	—	—	$365,442
Intersegment sales	$21,350	$27,746	—	$(49,096)	—
Net sales	$235,579	$178,959	—	$(49,096)	$365,442

Income before taxes	$18,923	$22,961	$(16,667)	$(404)	$24,813

Total assets	$202,398	$59,050	$104,552	$(67,394)	$298,606

Stock compensation	$1,380	$1,797	$1,330	—	$4,507

Interest expense	—	—	$4,415	—	$4,415

Property additions	$21,988	$3,171	—	—	$25,159

Depreciation and amortization	$8,598	$1,253	$3,609	—	$13,460

Thirteen weeks ended 6/30/07
in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$57,715	$24,703	—	—	$82,418
Intersegment sales	$2,555	$5,664	—	$(8,219)	—
Net sales	$60,270	$30,367	—	$(8,219)	$82,418

Income before taxes	$4,973	$5,500	$(4,582)	$74	$5,965

Total assets	$129,963	$25,398	$109,251	$(33,005)	$231,607

Stock compensation	$457	$413	$319	—	$1,189

Interest expense	—	—	$1,451	—	$1,451

Property additions	$6,061	$496	—	—	$6,557

Depreciation and amortization	$2,212	$406	$1,203	—	$3,821

Thirty-nine weeks ended 6/30/07
in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$173,221	$75,415	—	—	$248,636
Intersegment sales	$7,570	$16,713	—	$(24,283)	—
Net sales	$180,791	$92,128	—	$(24,283)	$248,636

Income before taxes	$16,963	$11,339	$(12,771)	$(35)	$15,496

Total assets	$129,963	$25,398	$109,251	$(33,005)	$231,607

Stock compensation	$1,255	$965	$717	—	$2,937

Interest expense	—	—	$4,875	—	$4,875

Property additions	$13,609	$1,620	—	—	$15,229

Depreciation and amortization	$6,374	$1,219	$3,609	—	$11,202

3.	Warranty Reserve

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.

The changes in the carrying amount of product warranties for the thirty-nine weeks ended June 28, 2008 and June 30, 2007 are as follows:

Thirty-nine weeks ended June 28, 2008
Balance at September 29, 2007	$815,000
Provision charged to income	1,724,000
Usage	(1,769,000)

Balance at June 28, 2008	$770,000

Thirty-nine weeks ended June 30, 2007
Balance at September 30, 2006	$230,000
Provision charged to income	1,393,000
Usage	(1,014,000)

Balance at June 30, 2007	$609,000

4.	Inventories

Inventories consisted of the following at:

	June 28, 2008	September 29, 2007
Raw materials and supplies	$15,947,000	$11,823,000
Finished goods	47,160,000	27,086,000

	$63,107,000	$38,909,000

Inventory values above are presented net of $457,000 and $348,000 of obsolescence reserves at June 28, 2008 and September 29, 2007, respectively.

At June 28, 2008, the Company had approximately $67.5 million in green coffee purchase commitments, of which approximately 45% had a fixed price. These commitments extend through 2011. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.42 per pound. In addition to its green coffee commitments, the Company had approximately $67.7 million in fixed price brewer inventory purchase commitments and $13.7 million in production raw materials commitments at June 28, 2008. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

5.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128 (dollars in thousands, except per share data):

	Thirteen weeks ended June 28, 2008	Thirteen weeks ended June 30, 2007	Thirty-nine weeks ended June 28, 2008	Thirty-nine weeks ended June 30, 2007
Numerator - basic and diluted earnings per share :
Net income	$6,329	$3,685	$15,211	$9,272

Denominator:
Basic earnings per share - weighted average shares outstanding	24,093,202	23,288,609	23,869,320	23,141,929
Effect of dilutive securities - stock options	1,568,789	1,575,337	1,648,673	1,429,406

Diluted earnings per share - weighted average shares outstanding	25,661,991	24,863,946	25,517,993	24,571,335

Basic earnings per share	$0.26	$0.16	$0.64	$0.40
Diluted earnings per share	$0.25	$0.15	$0.60	$0.38

For the thirteen and thirty-nine weeks ended June 28, 2008, options to purchase 366,000 and 161,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and thirty-nine weeks ended June 30, 2007, options to purchase 423,000 and 452,000 shares of common stock were excluded in the calculation of diluted earnings per share because they were antidilutive.

6.	Derivative Instruments and Hedging Activities

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. In the thirteen weeks ended June 30, 2007, total gains on futures contracts (gross of tax) included in cost of sales amounted to $31,000. In the thirty-nine weeks ended June 30, 2007, total losses on futures contracts (gross of tax) included in cost of sales amounted to $49,000. The Company did not recognize any gains or losses on coffee futures contracts in the thirty-nine weeks ended June 28, 2008, and held no outstanding coffee derivatives at June 28, 2008 or September 29, 2007.

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at June 28, 2008 and September 29, 2007 was $78,466,667. The swap agreements terminate between June 2010 and December 2012.

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

On June 28, 2008, the combined effect of the swap agreements was to limit the interest rate exposure to an average fixed rate of 3.86% versus the 30-day LIBOR rate on $78,466,667of the Company’s debt.

At June 28, 2008 and September 29, 2007, the Company estimates it would have paid $440,000 and $871,000 (gross of tax), respectively, had it terminated its swap agreements. The Company designates the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

For the thirteen weeks and thirty-nine weeks ended June 28, 2008, the Company paid $475,000 and $765,000, respectively, pursuant to the swap agreements, which increased interest expense. For the thirteen weeks and thirty-nine weeks ended June 30, 2007, the Company paid $20,000 and $58,000 pursuant to the swap agreement, which increased interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

7.	Compensation Plans

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the thirty-nine weeks ended June 28, 2008: an expected life averaging 5.9 years; an average volatility of 45%; no dividend yield; and a risk-free interest rate averaging 3.1%. The weighted-average fair value of options granted during the thirty-nine weeks ended June 28, 2008 was $13.25 per share.

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

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the first three quarters of fiscal 2008: an expected life averaging 6 months; an average volatility of 59%; no dividend yield; and a risk-free interest rate averaging 3.3%. The weighted-average fair values of purchase rights granted during the thirty-nine weeks ended June 28, 2008 was $10.0 per share.

For the purchase rights granted in the thirty-nine weeks ended June 30, 2007, the following assumptions were used: an expected life averaging 6 months; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging 5.0%. The weighted-average fair values of purchase rights granted during the thirty-nine weeks ended June 30, 2007 was $4 per share.

For the thirteen and thirty-nine weeks ended June 28, 2008, income before income taxes was reduced by a stock compensation expense of $1,620,000 and $4,507,000 (gross of tax), respectively.

For the thirteen and thirty-nine weeks ended June 30, 2007, income before income taxes was reduced by a stock compensation expense of $1,189,000 and $2,937,000.

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirty-nine week periods ended June 28, 2008 and June 30, 2007, the Company recorded compensation costs of $183,000 and $171,000 to accrue for anticipated stock distributions under the ESOP, respectively. On June 28, 2008, the ESOP held 23,284 unearned shares at an average cost of $9.03.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the thirty-nine week periods ended June 28, 2008 and June 30, 2007, $65,000 and $48,000 of compensation expense was recorded under this Plan, respectively.

8.	Income Taxes

In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. Generally the Company’s tax years prior to fiscal 2005 are no longer subject to income tax audit.

The Company adopted the provisions of FIN 48 effective for the first quarter of fiscal year 2008. The total amount of unrecognized tax benefits at June 28, 2008 and September 29, 2007 was $563,000 and $524,000, respectively. The unrecognized tax benefits relate entirely to $2 million of research and development credits at the federal and state level. The amount of unrecognized tax benefits at June 28, 2008 that would impact the effective tax rate if resolved in favor of the Company is $286,000. Any release of the reserve related to R&D credits earned prior to the Company’s acquisition of Keurig (currently $277,000) will be an adjustment to goodwill. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The federal research and development tax credit expired on December 31, 2007. The Company has claimed a tax credit (and reserved against it) through December 31, 2007. In the event the legislature renews the tax credit, the Company will report an additional amount of federal tax credit (and associated reserve) as a discrete item in the quarter in which the credit is enacted. With this exception, the Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months.

9.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	June 28, 2008	September 29, 2007
Production equipment	1 – 15	$62,241,000	$48,847,000
Equipment on loan to wholesale customers	3 – 7	12,310,000	13,013,000
Computer equipment and software	1 – 10	22,546,000	20,560,000
Building	4 – 30	5,559,000	5,559,000
Furniture and fixtures	1 – 15	6,260,000	5,140,000
Vehicles	4 – 5	1,027,000	1,005,000
Leasehold improvements	1 – 20 or remaining life of the lease, whichever is less	6,570,000	3,387,000
Construction-in-progress		11,084,000	7,787,000

Total fixed assets		127,597,000	105,298,000

Accumulated depreciation		(47,103,000)	(39,606,000)

		$80,494,000	$65,692,000

Total depreciation expense relating to all fixed assets was $3,428,000 and $9,851,000 for the thirteen and thirty-nine weeks ended June 28, 2008, respectively. Total depreciation expense relating to all fixed assets was $2,618,000 and $7,463,000 for the thirteen and thirty-nine weeks ended June 30, 2007, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on June 30, 2008 are expected to be in production use in the next twelve months.

In the thirteen and twenty-six weeks ended March 29, 2008, the Company capitalized $125,000 and $342,000 of interest expense, respectively.

In the thirteen and thirty-nine weeks ended June 30, 2007, the Company capitalized $125,000 and $280,000 of interest expense, respectively.

10.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During the thirty-nine weeks ended June 28, 2008 and June 30, 2007, Heritage Flight billed the Company the amount of $253,000 and $180,000, respectively, for travel services to various employees of the Company.

11.	Credit facility

On December 3, 2007, the Company entered into an Amended and Restated Credit Agreement with Bank of America and other lenders (the “Credit Agreement”). The amended credit facility increases the size of the Company’s revolving credit facility from $125 million to $225 million, extends the expiration date of the facility from June 15, 2011 to December 3, 2012 and amends certain financial covenants. In addition, the Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $50 million, subject to receipt of lender commitments and other conditions precedent.

The Company paid a $711,000 fee to its lenders for the amendment of its credit facility in the first quarter of fiscal 2008.

On July 18, 2008, the Company entered into an amendment to the Credit Agreement. The amendment increases the maximum amount of annual capital expenditures permitted in fiscal year 2008 and each fiscal year thereafter to $60 million. In addition, the Company is allowed a carry-over of the unused amount available for capital expenditures for the preceding fiscal year up to $15,000,000.

12.	Subsequent event

On August 1, 2008, the Company purchased a property in Knoxville, Tennessee for a purchase price of approximately $10.4 million. This property consists of an approximately 334,000 square foot facility on approximately thirty-one acres of land. The Company anticipates that this property will be used as a new plant with packaging lines for K-Cup portion packs installed in the months after closing and then roasting and other packaging lines in the future.

13.	Recent pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB 133.” This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage and amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: a) How and why an entity uses financial instruments; b) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and, c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which is Fiscal 2010 for this Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Fairly in Conformity With Generally Accepted Accounting Principles.”

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Green Mountain Coffee Roasters, Inc. (together with its subsidiary, the “Company”). You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

Business Segments

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

We evaluate performance primarily based on segment operating income. The GMC segment revenue consists of sales of whole bean and ground coffee, hot cocoa, teas and coffees in K-Cups, Keurig single-cup brewers and other accessories. These sales occur mainly in North American wholesale and retail markets, and directly to consumers. The Keurig segment revenue is comprised of sales of brewer and coffee, hot cocoa and tea in K-Cups, and royalty income from the sales of K-Cups from all licensed vendors.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen Weeks Ended June 28, 2008	Thirteen Weeks Ended June 30, 2007	Thirty-nine Weeks Ended June 28. 2008	Thirty-nine Weeks Ended June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0%	58.6%	64.3%	60.5%

Gross profit	36.0%	41.4%	35.7%	39.5%
Selling and operating expenses	17.5%	22.1%	19.0%	22.3%
General and administrative expenses	8.9%	10.4%	8.6%	9.1%

Operating income	9.6%	8.9%	8.1%	8.1%
Other income	(0.0)%	0.1%	(0.1)%	0.1%
Interest expense	(1.2)%	(1.8)%	(1.2)%	(2.0)%

Income before income taxes	8.4%	7.2%	6.8%	6.2%

Income tax expense	(3.0)%	(2.7)%	(2.6)%	(2.5)%

Net income	5.4%	4.5%	4.2%	3.7%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net Sales (in millions)
	Thirteen Weeks Ended June 28, 2008	Thirteen Weeks Ended June 30, 2007	Thirty-nine Weeks Ended June 28, 2008	Thirty-nine Weeks Ended June 30, 2007
GMC	$76.7	$60.3	$235.5	$180.8
Keurig	54.4	30.3	179.0	92.1
Corporate	—	—	—	—
Intercompany eliminations	(13.0)	(8.2)	(49.1)	(24.3)
Total Company	$118.1	$82.4	$365.4	$248.6

	Income before taxes (in millions)
	Thirteen Weeks Ended June 28, 2008	Thirteen Weeks Ended June 30, 2007	Thirty-nine Weeks Ended June 28, 2008	Thirty-nine Weeks Ended June 30, 2007
GMC	$5.6	$5.0	$18.9	$17.0
Keurig	9.1	5.5	23.0	11.3
Corporate	(5.6)	(4.6)	(16.7)	(12.8)
Intercompany eliminations	0.8	0.1	(0.4)	(0.0)
Total Company	$9.9	$6.0	$24.8	$15.5

Thirteen weeks ended June 28, 2008 versus thirteen weeks ended June 30, 2007

Revenue

Company Summary

Net sales for the third quarter of fiscal 2008 totaled $118.1 million as compared to $82.4 million reported in the prior fiscal year’s third quarter.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Total Coffee, Tea and Hot Cocoa Pounds Shipped by Green Mountain Coffee Segment

(Unaudited Pounds in Thousands)

CHANNEL	Q3 13 wks. ended 6/28/08	Q3 13 wks. ended 6/30/07	Q3 Y/Y lb. Change	Q3 % Y/Y lb. Change	Q3 YTD 39 wks. ended 6/28/08	Q3 YTD 39 wks. ended 6/30/07	Q3 YTD Y/Y lb. Change	Q3 YTD % Y/Y lb. Change
Supermarkets	1,780	1,617	163	10.1%	5,309	4,957	352	7.1%
Resellers	396	257	139	54.1%	1,884	789	1095	138.8%
Convenience Stores	1,318	1,418	(100)	-7.1%	4,225	4,184	41	1.0%
Office Coffee Srvs	2,323	1,842	481	26.1%	7,028	5,571	1457	26.2%
Food Service	1,384	1,401	(17)	-1.2%	4,065	3,967	98	2.5%
Consumer Direct	467	326	141	43.3%	1,427	948	479	50.5%
Totals	7,668	6,861	807	11.8%	23,938	20,416	3,522	17.3%

Note: Certain prior year customer channel classifications were reclassified to conform to current year classifications.

Note: The Resellers channel includes shipments of Green Mountain Coffee segment manufactured products to Keurig Inc. and other resellers for sales to either the retail channel such as department stores or sales via internet websites.

Company-wide Keurig brewer and K-Cup portion pack shipments

(Unaudited data and in thousands)

	Q3 13 wks ended 6/28/08	Q3 13 wks ended 6/30/07	Q3 Y/Y Increase	Q3 % Y/Y Increase	FY08 39 wks ended 6/28/08	FY07 39 wks ended 6/30/07	FY08 Y/Y Increase	FY08 % Y/Y Increase
At Home Brewers (Consumer)	129	83	46	55%	589	263	326	124%
Away from Home Brewers (Commercial)	24	12	12	100%	80	37	43	116%
Total Keurig brewers shipped (1)	153	95	58	61%	669	300	369	123%
Total K-Cups shipped(system-wide) (2)	242,934	157,753	85,181	54%	739,821	469,565	270,256	58%
Total K-Cups sold by GMC (3)	133,745	89,704	44,041	49%	419,519	263,701	155,818	59%

(1)

Total Keurig brewers shipped means brewers shipped by Keurig to customers in the U.S./Canada. Cumulative brewers shipped life to date to customers in the U.S./Canada as of 6/28/08 is 1,621,000 units with 1,360,000 for At Home brewers and 261,000 for Away from Home brewers.

(2)

Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the U.S./Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig. Cumulative K-Cups shipped life to date was 2.8 billion as of 6/28/08.

(3)	Total K-Cups sold by the Green Mountain Coffee (GMC) segment are under the brands Green Mountain Coffee, Newman’s Own Organics coffee and Celestial Seasonings Teas.

GMC

GMC segment net sales increased to $76.7 million, or 27% in the third quarter of fiscal 2008 (including $4.4 million of inter-company K-cup sales) as compared to $60.3 million reported in the third quarter of fiscal 2007 (including $2.6 million of inter-company K-cup sales). Coffee, tea and hot cocoa pounds shipped increased to 7.7 million pounds, or 12% as compared to 6.9 million pounds in the third quarter of fiscal 2007. The difference between the 27% sales growth rate and the 12% coffee, tea and hot cocoa pounds shipped growth rate is due to a price increase across all product types effective May 5th and the increase in K-Cups as a percentage of sales, which sell at a higher price per pound than our other products.

The GMC segment K-Cup shipments of coffee, tea and hot cocoa increased approximately 49% over the third quarter of fiscal 2007 (“ the prior year period”). Sales growth was strongest in the channels that benefit from sales of the Keurig Single-Cup Brewing system. Resellers channel grew 54% in pounds shipped. The majority of this channel growth was related to the sales of K-Cups to Keurig, for their retail and consumer channels. The 43% increase in coffee pounds shipped in the Consumer Direct channel and the 26% increase in coffee pounds shipped in the Office Coffee Service channel were also primarily driven by the increased sales of K-Cups.

Keurig

Keurig segment net sales increased to $54.4 million, or 79%, in the third quarter of fiscal 2008 (including $8.6 million of inter-company brewer sales and royalty revenue) as compared to $30.3 million reported in the prior year period (including $5.6 million of inter-company brewer sales and royalty revenue). The increase in Keurig segment net sales was primarily driven by higher K-Cup and brewer sales, and royalty income from the sale of K-Cups

Gross Profit

Company gross profit for the third quarter of fiscal 2008 totaled $42.5 million, or 36.0% of net sales, as compared to $34.1 million, or 41.4% of net sales, in the prior year period. The margin decline is due primarily to the significant increase in sales of Keurig At Home Single-Cup Brewers as a percentage of total net sales, which have lower gross margins than the Company’s other products. In addition, higher green coffee and other commodity costs, and higher manufacturing costs due to the continued capacity investment in our new Essex, Vermont packaging facility contributed to the increase in cost of sales as compared to the prior year period.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 16% to $31.2 million in the third quarter of fiscal 2008 from $26.8 million in the prior-year period. As a percentage of sales, S,G&A improved to 26.4% in the third quarter of fiscal 2008 from 32.5% in the prior year period. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

For the GMC segment, S,G&A expenses improved to 22.5% as a percentage of sales in the third quarter of fiscal 2008 compared to 25.2% in the prior year period.

For the Keurig segment, S,G&A expenses improved to 17.9% as a percentage of sales in the third quarter of fiscal 2008 compared to 27.8% in the prior year period.

Corporate S,G&A expenses increased to $4.2 million in the third quarter of fiscal 2008 from $3.1 million in the prior year period. The increase was primarily due to approximately $0.8 million of litigation expenses incurred in the third fiscal quarter of 2008 associated with the patent infringement lawsuit the Company has initiated against Kraft.

Interest Expense

Company interest expense decreased to $1.4 million in the third quarter of fiscal 2008, down from $1.5 million in the prior year period, primarily due to lower interest rates.

Income before taxes

Company income before taxes increased to $9.9 million in the third quarter of fiscal 2008, up from $6.0 million in the prior year period, and, as a percentage of net sales, 8.4% and 7.2%, respectively due to increased sales and leveraging selling and organizational resources on a higher sales base.

The GMC segment contributed $5.6 million in income before taxes in the third quarter of fiscal 2008, up from $5.0 million in the prior year period.

The Keurig segment contributed $9.1 million in income before taxes in the third quarter of fiscal 2008, up from $5.5 million in the prior year period.

Corporate expenses and inter-company eliminations accounted for a reduction of $4.8 million in income before taxes in the third quarter of fiscal 2008, as compared to a reduction of $4.5 million in the prior year period.

Taxes

The effective income tax rate for the Company was 36.3% in the third quarter of fiscal 2008, as compared to 38.2% in the prior year period. The difference was primarily due to foreign tax credits associated with royalties earned on K-Cup portion packs from the Canadian licensed roasters for fiscal 2008 and fiscal 2007.

Net Income and Diluted EPS

Company net income in the third quarter of fiscal 2008 was $6.3 million, up 72% from $3.7 million in the prior year period. Excluding the impact of the non-cash amortization expense related to the Keurig intangibles of approximately $1.2 million (pre-tax) in each of the third quarters of fiscal 2008 and 2007, non-GAAP net income totaled $7.1 million in the third fiscal quarter of 2008 compared to non-GAAP net income of $4.4 million for the comparable year-ago period.

Company diluted EPS increased $0.10 to $0.25 per share in the third quarter of fiscal 2008, as compared to $0.15 per share in the prior year period.

Thirty-nine weeks ended June 28, 2008 versus thirty-nine weeks ended June 30, 2007

Revenue

Company Summary

Net sales for the thirty-nine weeks ended June 28, 2008 (the “2008 YTD period”) totaled $365.4 million as compared to $248.6 million reported for the thirty-nine weeks ended June 30,2007 (the “prior YTD period”).

GMC

GMC segment net sales increased to $235.5 million, or 30%, in the 2008 YTD period (including $21.4 million of inter-company K-cup sales) as compared to $180.8 million reported in the prior YTD period (including $7.6 million of inter-company K-cup sales). Coffee, tea and hot cocoa pounds shipped increased to 23.9 million pounds, or 17% as compared to 20.4 million pounds in the prior YTD period. The difference between the 30% sales growth rate and the 17% coffee, tea and hot cocoa pounds shipped growth rate is primarily due to the increase in K-Cups as a percentage of sales, which sell at a higher price per pound than our other products.

The GMC segment K-Cup shipments of coffee, tea and hot cocoa increased approximately 59% over the prior YTD period. The Resellers channel grew 139% in pounds shipped. The majority of Resellers channel growth was related to the sales of K-Cups to Keurig, for their retail and consumer channels. The 51% increase in coffee pounds shipped in the Consumer Direct channel and the 26% increase in coffee pounds shipped in the Office Coffee Service channel were also primarily driven by the increased sales of K-Cups.

Keurig

Keurig segment net sales increased to $179.0 million, or 94%, in the 2008 YTD period (including $27.7 million of inter-company brewer sales and royalty revenue) as compared to $92.1 million reported in the prior YTD period (including $16.7 million of inter-company brewer sales and royalty revenue). The increase in Keurig segment net sales was primarily driven by higher brewer and K-Cup sales compared to the prior YTD period.

Gross Profit

Company gross profit for the 2008 YTD period totaled $ 130.5 million, or 35.7% of net sales, as compared to $98.3 million, or 39.5% of net sales, in the prior YTD period. The margin decline is due primarily to the significant increase in sales of Keurig At Home Single-Cup Brewers as a percentage of total net sales (which have lower gross margins than the Company’s other products). In addition, higher green coffee and other commodity costs, variations in sales mix, and higher manufacturing costs due to the continued capacity investment in our new Essex, Vermont packaging facility contributed to the increase in cost of sales as compared to the prior YTD period.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 29.4% to $101.0 million in the 2008 YTD period from $78.1 million in the prior-year period. As a percentage of sales, S,G&A improved to 27.6% in the 2008 YTD period from 31.4% in the prior YTD period. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

For the GMC segment, S,G&A expenses improved to 22.3% as a percentage of sales in the 2008 YTD period compared to 24.7% in the prior YTD period.

For the Keurig segment, S,G&A expenses improved to 20.3% as a percentage of sales in the 2008 YTD period compared to 27.7% in the prior YTD period.

Corporate S,G&A expenses increased to $12.2 million in the 2008 YTD period from $7.9 million in the prior YTD period primarily due to approximately $2.3 million of litigation expenses incurred in the 2008 YTD period associated with the patent infringement lawsuit the Company has initiated against Kraft.

Interest Expense

Company interest expense decreased to $4.4 million in the 2008 YTD period, down from $4.9 million in the prior YTD period, primarily due to lower interest rates and a lower average debt balance.

Income before taxes

Company income before taxes increased to $24.8 million in the 2008 YTD period, up from $15.5 million in the prior YTD period, and, as a percentage of net sales, 6.8% and 6.2%, respectively due to increased sales and leveraging selling and organizational resources on a higher sales base.

The GMC segment contributed $18.9 million in income before taxes in the 2008 YTD period, up from $17.0 million in the prior YTD period.

The Keurig segment contributed $23.0 million in income before taxes in the 2008 YTD period, up from $11.3 million in the prior YTD period.

Corporate expenses and inter-company eliminations accounted for a reduction of $17.1 million in income before taxes in the third quarter of fiscal 2008, as compared to a reduction of $12.8 million in the prior YTD period.

Taxes

The effective income tax rate for the Company was 38.7% in the 2008 YTD period, as compared to 40.2% in the prior YTD period.

Net Income and Diluted EPS

Company net income in the 2008 YTD period was $15.2 million, up 64% from $9.3 million in the prior YTD period. Excluding the impact of the non-cash amortization expense related to the Keurig intangibles of approximately $3.6 million (pre-tax) in the 2008 YTD period and prior YTD period, non-GAAP net income totaled $17.4 million in the 2008 YTD period compared to non-GAAP net income of $11.4 million for the comparable year-ago period.

Company diluted EPS increased $0.22 to $0.60 per share in the 2008 YTD period, as compared to $0.38 per share in the prior YTD period.

Liquidity and Capital Resources

Our working capital increased to $55.4 million at June 28, 2008, up from $30.8 million at September 29, 2007. The increase was primarily due to increased finished goods and raw materials inventory levels. The increase in finished goods is primarily due to an increase in the volume of Keurig At-Home brewers to support prior trends in seasonal demand we have experienced in our fourth and first fiscal quarters.

Net cash provided by operating activities was $10.2 million in the first three quarters of fiscal 2008. Net cash provided by operating activities was $31.3 million in the prior YTD period. The decrease in operating cash flows was due to our increase in finished goods inventory.

During the first three quarters of fiscal 2008, we had capital expenditures of $28.1 million, up from $15.2 million in the prior YTD period, primarily due to increased investments in K-cup packaging equipment.

At June 30, 2008, the balance of fixed assets classified as construction in progress and therefore not being depreciated in the current period amounted to $11.1 million. This balance primarily includes expenditures related to the purchase and installation of automated packaging equipment.

In the thirty-nine weeks ended June 28, 2008, cash flows from financing activities included $4.4 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan, up from $2.2 million in the comparable prior YTD period. In addition, cash flows from operating and financing activities included a $5.0 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $2.8 million in the comparable prior YTD period. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

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

At June 28, 2008, the outstanding balance on our revolving line of credit was $95.8 million. A letter of credit in the amount of $305,000 was also outstanding at June 28, 2008.

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at June 28, 2008 and September 29, 2007 was $78,466,667 and $65,466,667, respectively. The swap agreements terminate between June 2010 and December 2012.

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

On June 28, 2008, the combined effect of the swap agreements was to limit the interest rate exposure to an average fixed rate of 3.86% versus the 30-day LIBOR rate on $78,466,667of the Company’s debt.

At June 28, 2008 and September 29, 2007, the Company estimates it would have paid $440,000 and $871,000 (gross of tax), respectively, had it terminated its swap agreements. The Company designates the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

The credit facility is subject to the following financial covenants (which changed with the amendment of the credit facility): a funded debt to adjusted EBITDA ratio, a fixed charge coverage ratio, and a capital expenditures covenant. The Company was in compliance with these covenants at June 28, 2008.

On August 1, 2008, the Company purchased a property in Knoxville, Tennessee for a purchase price of approximately $10.4 million. This property consists of an approximately 334,000 square foot facility on approximately thirty-one acres of land. The Company anticipates that this property will be used as a new plant with packaging lines for K-Cup portion packs installed in the months after closing and then roasting and other packaging lines in the future.

Including expenditures for the Knoxville production site, we expect to spend between $46 million and $50 million in capital expenditures in fiscal 2008. Capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

On July 18, 2008, the Company entered into an amendment to its credit facility. The amendment increases the maximum amount of annual capital expenditures permitted in fiscal year 2008 and each fiscal year thereafter to $60 million. In addition, the Company is allowed a carry-over of the unused amount available for capital expenditures for the preceding fiscal year up to $15,000,000.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt	Operating Lease Obligations	Purchase Obligations	Total
2008	$9,000	$1,192,000	$58,949,000	$60,150,000
2009	$33,000	$4,246,000	$79,170,000	$83,449,000
2010	$17,000	$4,051,000	$6,364,000	$10,432,000
2011	$—	$3,788,000	$4,458,000	$8,246,000
2012	$—	$3,093,000	—	$3,093,000
Thereafter	$95,800,000	$9,090,000	—	$104,890,000
Total	$95,859,000	$25,460,000	$148,941,000	$270,260,000

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB 133.” This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage and amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: a) How and why an entity uses financial instruments; b) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and, c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which is Fiscal 2010 for this Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Fairly in Conformity With Generally Accepted Accounting Principles.”

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

Expected maturity date	2008	2009	2010	2011	2012	2013	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	—	—	$17,333	$17,333
Average interest rate	—	—	—	—	—	4.68%	4.68%
Fixed rate (in thousands)	$9	$33	$17	—	—	$78,467	$78,526
Average interest rate	5.33%	5.33%	5.33%	—	—	5.11%	5.11%

At June 28, 2008, we had $17.3 million subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $173,000 annually.

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at June 28, 2008 and September 29, 2007 was $78,466,667 and $65,466,667, respectively. The swap agreements terminate between June 2010 and December 2012.

On June 28, 2008, the combined effect of the swap agreements was to limit the interest rate exposure to an average fixed rate of 3.86% versus the 30-day LIBOR rate on $78,466,667of the Company’s debt.

At June 28, 2008 and September 29, 2007, the Company estimates it would have paid $440,000 and $871,000 (gross of tax), respectively, had it terminated its swap agreements. The Company designates the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

For the thirteen weeks and thirty-nine weeks ended June 28, 2008, the Company paid $475,000 and $765,000, respectively, pursuant to the swap agreements, which increased interest expense. For the thirteen weeks and thirty-nine weeks ended June 30, 2007, the Company paid $20,000 and $58,000 pursuant to the swap agreement, which increased interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

Commodity price risks

Green coffee prices are subject to substantial price fluctuations, generally caused by multiple factors including weather, and political and economic conditions in certain coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the price of green coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At July 28, 2008, the Company had approximately $67.5 million in green coffee purchase commitments, of which approximately 45% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At June 28, 2008, the Company held no futures contracts.

Item 4.        Controls and Procedures

As of June 28, 2008, the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

There has been no significant change in our internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.        Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2007 Form 10-K.

Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Agreement of sale between MS Plant, LLC and the Company, dated June 2nd, 2008.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 8/7/2008	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 8/7/2008	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer