Form 10-K
period 2008-09-27
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2008-12-11
CIK 909954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 1-12340

GREEN MOUNTAIN COFFEE ROASTERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0339228
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

33 Coffee Lane, Waterbury, Vermont	05676
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (802) 244-5621

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	The Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 29, 2008 was approximately $534,000,000 based upon the closing price of such stock on that date. As of December 2, 2008, 24,564,000 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

GREEN MOUNTAIN COFFEE ROASTERS, INC,

Annual Report on Form 10-K

PART I

Item 1.	Business

Overview

Green Mountain Coffee Roasters, Inc. (together with its subsidiary, the “Company” or “GMCR, Inc.”) is a leader in the specialty coffee industry. We sell over 100 whole bean and ground coffee selections, hot cocoa, teas and coffees in K-Cup® portion packs, Keurig® single-cup brewers and other accessories. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and Keurig brewing systems. The Company manages its operations through two business segments, Green Mountain Coffee (“GMC”) and Keurig, Incorporated (“Keurig”). See Note 8 of the Consolidated Financial Statements included in this Form 10-K.

GMC sells whole bean and ground coffee, hot cocoa, teas and coffees in K-Cups mainly in domestic wholesale and retail markets, and directly to consumers. In addition, GMC sells Keurig single-cup brewers and other accessories primarily directly to consumers and more recently to supermarkets. The majority of GMC’s revenue is derived from its North American wholesale markets.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup brewing systems for consumers at home (“AH”) or away-from-home (“AFH”) mainly in North America. Keurig sells its AFH single-cup brewers to distributors for offices and hotels and its AH single-cup brewers to select retailers such as department stores and club stores. Keurig sells coffee, tea and hot cocoa in K-Cups produced by a variety of roasters, including GMC, and related accessories to select retailers such as department stores and club stores and also directly to consumers. Keurig earns royalty income from the sale of K-Cups from all vendors licensed to sell K-Cups.

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

Single-Cup Brewing Patented Technology. Our patented premium quality single-cup brewing technology provides coffee and tea drinkers with the benefits of convenience, variety and great taste. Single-cup systems are designed to provide consumers consistent taste, convenience and speed with no mess or coffee waste. The Keurig gourmet single-cup system is based on three fundamental elements:

•	Patented and proprietary K-Cup portion packs, which contain precisely portioned amounts of gourmet coffees, hot cocoa and teas in a sealed, low oxygen environment to ensure freshness.

•	Specially designed proprietary high-speed packaging lines that manufacture K-Cups at the coffee roasters’ facilities using freshly-roasted and ground coffee (or tea or hot cocoa).

•	Brewers that precisely control the amount, temperature and pressure of water to provide a cup of coffee, tea or hot cocoa of a consistent quality in less than a minute when used with K-Cups.

The Company holds 32 U.S. and 69 international patents covering a range of its portion pack, packaging line and brewing technology innovations, with additional patent applications in process. In 1998, Keurig launched its first single-cup brewers for the AFH market and partnered with the Company to manufacture and sell Keurig’s patented K-Cups. Since then Keurig has licensed several other coffee roasters to package gourmet coffees and teas into K-Cups, all of whom pay royalties to Keurig based on the number of K-Cups shipped.

Through K-Cups, we offer the industry’s widest selection of gourmet branded coffees and teas in a proprietary single-cup format. Consumers can choose from over a dozen gourmet brands and over 200 varieties of coffees and teas. In addition to Green Mountain Coffee® and our co-branded Newman’s Own® Organics brands or our licensed Caribou® and Celestial Seasonings® brands, which are packaged and sold by GMC, Keurig’s other North American K-Cup brand partners include Diedrich, Gloria Jean’s and Coffee People, Timothy’s, Emeril’s, Van Houtte, Bigelow, Twinings and Tully’s.

Customer Service and Distribution. The Company seeks to create customers for life. We believe that coffee is a convenience purchase, and we utilize our multi-channel distribution network of wholesale and consumer-direct customers to make our coffee and single-cup Keurig brewers widely and easily available to both AH and AFH consumers.

Our operations are coordinated from our headquarters in Waterbury, Vermont and supplemented by regional distribution centers located in Maine, Upstate New York, Massachusetts, Connecticut and Tennessee. Distribution facilities are designed to be located within a two-hour radius of most customers to expedite delivery. In 2007, we added a packaging and warehousing facility in Essex, Vermont, to allow us to grow our K-Cup packaging capacity. Our operations were expanded in 2008 with the purchase of our facility in Knoxville, Tennessee to support our growing manufacturing and distribution operations.

Socially Responsible Business Practices. We have a long history of supporting social and environmental causes, allocating at least 5% of our pretax income towards such projects. These projects typically involve direct or indirect financial support, donations of products or equipment, and employee volunteer efforts.

Among our highlights for 2008 was the announcement of a new five-year $450,000 commitment to support the expansion of Root Capital’s Porvenir Financiero program. Our commitment was recognized at the Clinton Global Initiative in September 2008. The program is an innovative financial and business education program for managers and members of rural coffee-producing cooperatives and our new commitment will support the expansion of the program throughout Latin America and Africa.

We announced a three-year $60,000 commitment to the Vermont Committee on Temporary Shelter’s Homelessness Prevention and Housing Retention Program, which provides support to low-income households in financial crisis due to an unexpected contingency, such as a medical emergency or lack of short-term disability, and access to vital community resources and necessary counseling to navigate the financial crisis and plan for the future.

Our employees volunteered for over 6,000 hours in our local communities, exceeding our previous record by over 45%. Additionally, we were recognized by the State of Vermont for our community outreach, receiving the Vermont Governor’s Award for Outstanding Community Service.

Corporate Governance and Employee Development. The Company has a Code of Ethics which is posted on our website. In addition, we believe the Company is a highly inclusive and collaborative work environment that encourages employees’ individual growth and personal awareness through a culture of personal accountability and continuous learning.

The Products

Coffee

The Company offers high-quality Arabica coffees including single-origin, Fair Trade Certified™, organic, flavored, limited edition and proprietary blends sold under the Green Mountain Coffee Roasters® and Newman’s Own Organics brands. We carefully select our coffee beans and appropriately roast the coffees to maximize their taste and flavor differences. Our coffee comes in a variety of packages including whole bean, fractional packages, and single-cup Keurig K-Cup portion packs. In addition to coffee, we also sell hot cocoa and teas in K-Cups.

GMC has an exclusive licensing agreement with Newman’s Own Organics. We produce a line of several co-branded Newman’s Own Organics coffees under the Newman’s Own Organics and Green Mountain Coffee Roasters brand names. In fiscal 2008, the Newman’s Own Organics product line, combined with GMC’s own branded Fair Trade Certified coffee line, represented a combined 28% of total GMC volume.

Brewers

We are a leader in selling patented and proprietary single-cup coffee and tea brewing systems under the Keurig brand name to AFH and AH channels. Keurig offers a variety of brewers for the AFH channel that include a B3000 for larger offices, a B200 for medium-sized offices and a B140 for small offices. In addition, Keurig offers a B130 for the AFH hospitality channel. For the general AH channel, Keurig offers a family of “good-better-best brewers” where the current models are the Elite, Special Edition and Platinum brewers. In addition, Keurig offers the Ultimate edition brewer model for the wholesale club and Direct TV AH channel. The most recent addition to the AH family of brewers is the Mini brewer for travel size convenience.

Marketing and Distribution

To better support customer acquisition and existing customer growth, GMC has separate sales organizations for AFH, AH and consumer direct. Consumer direct provides us the opportunity to position Green Mountain Coffee Roasters® as a lifestyle brand by informing consumers, building one-on-one relationships, and illuminating GMC’s points of difference. GMC publishes catalogs and maintains a website to market and sell over 100 coffees, coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and Vermont, and gourmet food items covering a wide range of price points. We encourage customers to become members of our “Café EXPRESS” service, a continuity program with customized standing orders for automatic re-shipment. Over the past couple of years, a large portion of our efforts in the consumer direct channel has been directed towards increasing traffic on our website (www.GreenMountainCoffee.com) and marketing of the Keurig® Single-Cup Brewers. These efforts, along with the catalog and direct mail programs, are intended to build brand awareness nationwide and boost direct sales to consumers in our less mature geographic markets.

Keurig’s primary geographic market is North America. In the U.S. and Canada, Keurig operates in both the AFH and AH markets. In AFH, Keurig targets the office coffee market with a broad offering of single-cup brewer systems which significantly upgrade the quality of the coffee served in the workplace. Keurig markets its AFH brewing system through a large, selective but non-exclusive network of AFH distributors in the U.S. and Canada ranging in size from local to regional to national. In AH, Keurig targets gourmet coffee drinkers who wish to enjoy the speed and convenience of single-cup brewing but who do not want to compromise on taste. Keurig markets its AH brewing system through upscale specialty and department store retailers, select wholesale clubs and mass merchants, on its website (www.keurig.com), through select supermarkets, and through its licensed roasters and authorized AFH distributors.

Growth Strategy

In recent years, the primary growth in the coffee industry has come from the specialty coffee category, including demand for single-cup specialty coffee. This growth has been driven by the wider availability of high-quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge of, and appreciation for, coffee quality. The Company has been benefiting from the overall market trend plus what we believe to be carefully developed and distinctive advantages over our competitors.

Our coffee is available in many different distribution channels and customer categories, as best seen in our primary geographic market, the Eastern United States. This multi-channel strategy provides widespread exposure to the brand in a variety of settings, ease of access to the products, and many tasting opportunities for consumer trial. Our coffee is widely available throughout the day: at home in the morning, in hotels, travel destinations and entertainment venues, at convenience stores on the way to work, at the office, in restaurants, in supermarkets, and at home again at the end of the day. Our Company also participates in many special event activities, providing sampling opportunities and increased visibility for the brand.

We believe that consumer trial of our products in AFH venues such as convenience stores, foodservice establishments and office coffee services is a significant advantage and a key component of our growth strategy. As brand equity is built in AFH venues, expansion typically continues through customer channels such as supermarkets and specialty food stores which, in turn, sell our coffee to be consumed at home. This expansion process capitalizes upon this AFH / AH interrelationship. This strategy is designed to further increase our market share in geographic areas in which we already operate in order to increase sales density and drive operational and brand-equity efficiencies.

We are focused on building our brand and profitably growing our business. We believe we can continue to grow sales by increasing market share in existing markets, expanding into new geographic markets, expanding sales in high-growth market segments such as single-cup coffee and tea, and selectively pursuing other opportunities, including strategic acquisitions.

Our growth strategy for Keurig involves developing and managing marketing programs to sell as many brewers as possible to generate ongoing demand for K-Cups. In addition, we are focused on partnering with other gourmet coffee roasters and tea packers with strong national/regional brands to create additional K-Cup products that will generate further royalty income. When used with the Keurig brewers, K-Cups are designed to provide brewed coffee, tea and hot cocoa that consistently deliver the taste profiles specified by gourmet roasters and tea packers, which we believe creates attractive opportunities for our roaster partners to expand their geographical presence and take advantage of new market opportunities in both the AFH and AH single-cup markets with minimal investment. Only roasters licensed by the Company may benefit from Keurig’s technology and distribution network.

In September 2008, we entered into an Asset Purchase Agreement with the Tully’s Coffee Corporation to acquire the Tully’s coffee brand and wholesale business. Tully’s wholesale business division distributes handcrafted coffees and related products via office coffee services, food service distributors, and over 5,000 supermarkets located primarily in the western states. The geographic region encompassed by the Tully’s brand creates an advantaged opportunity for the Company to accelerate growth in the west coast market by capitalizing on Tully’s brand recognition and the loyalty of their customer base. We anticipate this transaction will close in early fiscal 2009.

Competition

The specialty coffee market is highly competitive and fragmented and we compete against larger companies that possess greater marketing and operating resources than the Company. The primary methods of competition in the specialty coffee market include price, service, product performance and brand differentiation. The Company competes against all sellers of specialty coffee, including Dunkin’ Donuts®, Peet’s, Starbucks® and other competitors. In the supermarket channel, we also compete with “commercial” coffee roasters, to the extent that we are also trying to “upsell” consumers into the specialty coffee segment. Some multi-national consumer goods companies have divisions or subsidiaries selling specialty coffees. For example, Smuckers distributes both

Folgers® and premium Millstone® and Brothers™ brands, as well as Dunkin’ Donuts packaged coffees by license. Nestle® markets the premium Nespresso® single-cup espresso system as well as other less premium coffee brands. In the consumer direct channel, we compete with established roasters such as Gevalia®, a division of Kraft Foods, as well as with other direct mail companies. In the foodservice, we compete against private label roasters, as well as brands such as Seattle’s Best Coffee®.

Our Company was the first roaster to sell coffee in Keurig’s innovative single-cup brewing system, and we have established a leadership position in the sale of single-cup Keurig K-Cup portion packs. Other coffee roasters and specialty tea suppliers also participate in the proprietary Keurig system, including: Diedrich, Gloria Jean’s and Coffee People, Timothy’s coffees and teas, Emeril’s ,Van Houtte, Tully’s, Bigelow and Twinings. While to some extent these brands compete against our own Green Mountain Coffee and co-branded Newman’s Own Organics brands or our licensed Caribou and Celestial Seasonings branded K-Cups, they are also subject to a royalty, which is paid to us for each K-Cup shipped. The Company also competes with other single-cup coffee and tea delivery systems, including: FLAVIA® Beverage Systems (manufactured and marketed by Mars), the TASSIMO beverage system (manufactured and marketed by Bosch and Kraft), the SENSEO® brewing system (manufactured and marketed by Philips and Sara Lee) and a number of additional single-cup pod brewing systems and brands.

We expect intense competition as we expand into new markets and territories. The Company competes primarily by providing high-quality coffee, easy access to our products, superior customer service and a comprehensive approach to customer relationship management. We believe that our ability to provide a convenient network of outlets from which to purchase coffee is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale and consumer direct operations, with particular emphasis on brand trial through K-Cups, we believe we differentiate ourselves from many of our larger competitors, who specialize in only one primary channel of distribution. We also believe that our product offering is distinctive because we offer a wide array of coffees, including flavored, Fair Trade Certified, and organic coffees. Green Mountain Coffee also offers products that feature licensed brand partnerships, including Newman’s Own Organics, Celestial Seasonings, Caribou, Heifer International, National Wildlife Federation and PBS. We also seek to differentiate ourselves through our socially- and environmentally-responsible business practices. Finally, we believe that being an independent roaster allows us to be better focused and in tune with our wholesale customers’ needs than our larger, multi-product competitors. While our Company believes we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully in the future.

Green Coffee Cost and Supply

GMC sold approximately 32 million pounds of coffee in fiscal 2008. GMC utilizes a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. Coffee is the world’s second largest traded commodity and its supply and price are subject to high volatility. Although most coffee trades in the commodity market at a price referred to as the “c” price (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange), coffee of the quality we are seeking tends to trade on a negotiated basis at a substantial premium or “differential” above the “c” price, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, pest damage, politics and economics in the producing countries.

Cyclical swings in commodity markets are common and 2008 was an especially volatile year for the “c” price of coffee. The “c” price of coffee climbed to record levels until mid-year and declined significantly along with the broader commodity markets in the second half of calendar 2008. It is expected that coffee prices will remain volatile in the coming years. Additionally, many industry experts are concerned about the ability of specialty coffee production to keep pace with demand.

For coffees that GMC purchases with differentials above the “c” price of coffee, we generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we can adjust our sales prices to the market. GMC believes this approach is the best way to provide our customers with a fair price for our coffee. On September 27, 2008, we had approximately $73.2 million in green coffee purchase commitments, of which approximately 59% had a fixed price. In addition, from time to time we purchase coffee futures contracts and coffee options when we are not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed. On September 27, 2008, we held futures contracts covering approximately 1.2 million pounds of coffee.

In fiscal 2008, 40% of our purchases were from farm-identified sources, which means that we know the farms, estates or coops, and can develop a relationship directly with the farmers. We believe that our “farm-identified” strategy helps us secure long-term supplies of high-quality coffee and achieve greater pricing stability in our supply chain.

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

The Company holds 32 U.S. patents and 69 international patents related to our Keurig brewing and K-Cup technology. Of these, 81 are utility patents and 20 are design patents. We view these patents as very valuable but do not view any single patent as critical to the Company’s success. We own patents that cover significant aspects of our products and certain patents of ours will expire in the future. The two principal patents associated with our current generation K-Cup portion packs will expire in 2012 pending patent applications associated with this technology which, if ultimately issued as patents, would have expiration dates in 2023. Our agreements with our roasters are more than simple patent licenses. Roasters with agreements with the Company have access to and benefit from Keurig’s technology and distribution network and we believe these benefits will help us to maintain royalty revenue irrespective of our patent status.

We have diligently protected our proprietary system through the use of domestic and international patents and monitor our competitors accordingly. In January 2007, we filed a patent infringement lawsuit against Kraft Foods, Inc., Kraft Foods Global, Inc. and Tassimo Corporation (collectively “Kraft”) in the United States District Court for the District of Delaware asserting that Kraft’s T DISC single-serve beverage cartridges infringe upon Keurig’s United States Patent number 6,607,762. In October 2008, subsequent to the Company’s year end, we entered into a Settlement and License Agreement to completely settle the patent litigation with Kraft. Pursuant to the terms of the Settlement and License Agreement, Kraft paid $17 million on October 31, 2008 to the Company and Keurig has granted to Kraft and its affiliates a limited, non exclusive, perpetual, worldwide, fully paid up license of Keurig’s United States Patents Numbered 6,607,762 (the “762 Patent”) and 7,377,162 (the “162 Patent”), and United States and foreign counterpart patents connected to the 762 Patent or 162 Patent, for use in connection with the manufacture, distribution and sale of beverage brewing machines and certain beverage filter cartridges.

Seasonality

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

Employees

As of September 27, 2008, the Company had 1,152 full-time employees and 68 part-time employees. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season.

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

A significant percentage of our total revenue has increasingly been attributable to royalties and other revenue from sales of K-Cups for use with the Company’s Keurig single-cup brewing systems. In fiscal 2008, total consolidated net sales of K-Cups, Keurig brewers and royalties earned upon shipment of K-Cups by licensed roasters represent approximately 70% of consolidated net sales of the Company. Continued acceptance of K-Cup single brewer systems and sales of K-Cups to our installed base of brewers is a significant factor in the Company’s growth plans. Any substantial or sustained decline in the acceptance of K-Cups could materially adversely affect the Company’s business and financial results.

Our intellectual property may not be valid, enforceable, or commercially valuable.

While we make efforts to develop and protect our intellectual property, the validity, enforceability, and commercial value of our intellectual property rights may be reduced or eliminated by the discovery of prior inventions by third parties, the discovery of similar marks previously used by third parties, the successful independent development by third parties of the same or similar confidential or proprietary innovations, or changes in the supply or distribution chains that render our rights obsolete. Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies, which includes the ability to obtain, protect and enforce patents and other trade secrets and know how relating to our technology. We own patents that cover significant aspects of our products and certain patents of ours will expire in the future. In the United States, we have patents expiring between 2012 and 2017 associated with the K-Cup portion packs presently used in Keurig brewers. We also have pending patent applications associated with current K-Cups which, if ultimately issued, would have expiration dates that extend to 2023. Additionally, we have a number of portion pack patents that extend to 2021 but which we have elected not to commercialize yet. In addition, Keurig continues to invest in further innovation in portion packs and brewing technology and takes appropriate steps to protect all such innovation. We are prepared to protect our patents vigorously; however, there can be no assurance that we will prevail in any intellectual property infringement litigation we institute to protect our intellectual property rights given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and cash flows. In addition, the validity, enforceability and value of our intellectual property depends in part on the continued maintenance and prosecution of such rights through applications, maintenance documents, and other filings, and rights may be lost through the intentional or inadvertent failure to make such necessary filings.

Competition in the single-cup brewer systems market is intense and could affect the Company’s sales of K-Cups and profitability.

The Company is highly dependent on the continued acceptance of the Keurig single-cup brewing system. There are a multitude of competitive single-cup brewing systems available in North America and internationally. Competition in the single-cup brewing system market includes lower-cost brewers that brew coffee packaged in non-patented pods. Many of our current and potential competitors in the single-cup brewer systems market have substantially greater financial, marketing and operating resources. Our primary competitors in this market are FLAVIA Beverage Systems (manufactured and marketed by Mars), the TASSIMO beverage system (manufactured and marketed by Bosch and Kraft), the SENSEO brewing system (manufactured and marketed by Philips and Sara Lee) and a number of additional single-cup brewing systems and brands. If we do not succeed in effectively differentiating ourselves from our competitors in the single-cup brewer market or our competitors adopt our strategies, then our competitive position may be weakened and our sales of single-cup brewing systems and K-Cups might be adversely affected.

A worsening of the United States economy could materially adversely affect our business.

Our revenues and performance depend significantly on consumer confidence and spending, which have recently deteriorated due to current worldwide economic. This economic downturn and decrease in consumer spending may adversely impact our revenues, ability to market our products, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations. For example, the Company is highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business. Keurig brewer sales may also decline as a result of the economic environment. We also have exposure to various financial institutions under coffee hedging arrangements and interest rate swaps and the risk of counterparty default is currently higher in light of existing capital market and economic conditions. If the current economic situation deteriorates significantly, our business could be negatively impacted.

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

We also have an exclusive licensing agreement with Newman’s Own Organics. We produce a line of several co-branded Newman’s Own Organics coffees under the Newman’s Own Organics and Green Mountain Coffee Roasters brand names. The failure to maintain this license agreement could cause our business to suffer.

Increases in the cost of materials used to produce our brewers or the cost of high-quality Arabica coffee beans or could reduce GMC’s gross margin and profit.

Cyclical swings in commodity markets are common and 2008 was an especially volatile year, with the “c” price of coffee climbing to record levels until mid-year, then declining with most other commodity markets in the second half of calendar 2008. It is expected that coffee prices will remain volatile in the coming years. In addition to the “c” price, coffee of the quality sought by GMC tends to trade on a negotiated basis at a substantial premium or “differential” above the “c” price. These differentials also are subject to significant variations and have generally been on the rise.

We generally try to pass on coffee price increases and decreases to our customers. There can be no assurance that we will be successful in passing on these cost increases to customers without losses in sales volume or gross margin. Additionally, if higher green coffee costs can be offset on a dollar-for-dollar basis by price increases, this trend still lowers our gross margin on a percentage of sales basis. Similarly, rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory and purchase commitments.

Significant fluctuations in the cost of other commodities such as steel, petroleum and copper also influence prices of plastic and other components used in the manufacturing of our coffee brewers. Approximately 90% of Keurig brewers shipped in fiscal 2008 were sold to the At Home channel at our cost with essentially no gross margin. With respect to the Keurig single-cup At Home system, we are continuing to pursue a market penetration model and are focused on driving new customers into the single serve segment. Any rapid, sharp increases in the cost of At Home brewers would likely lead us to not raise sales prices to offset such gross margin dollar declines as our current strategy is to drive penetration and not risk slowing down the rate of sales growth to competitors or before realizing cost reductions in our green coffee inventory and purchase commitments. There can be no assurance that we will able to maintain our gross margin when such fluctuations occur.

Decreased availability of high-quality Arabica coffee beans could jeopardize our Company’s ability to maintain or expand our business.

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

The political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we could be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. Frequent substitutions and changes in our coffee product lines could lead to cost increases, customer alienation and fluctuations in our gross margins.

While production of commercial grade coffee is generally on the rise, many industry experts are concerned about the ability of specialty coffee production to keep pace with demand. Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high-quality Arabica coffee beans. In particular, the supply of Fair Trade Certified coffees is limited. We may not be able to purchase enough Fair Trade Certified coffees to satisfy the rapidly increasing demand for such coffees, which could impact our revenue growth.

Our increasing reliance on a limited number of specialty farms could impair our ability to maintain or expand our business.

Because an increasing amount of our supply of Arabica coffee beans comes from specifically identified specialty farms, estates, cooperatives, we are more dependent upon a limited amount of suppliers. In fiscal 2008, 40% of green coffee purchases were “farm-identified”. The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period we need green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels. Any deterioration of our relationship with these suppliers could lead to inventory shortages. In such case, we may not be able to fulfill the demand of existing customers, supply new customers or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to maintain or expand our business.

The Company depends on the expertise of key personnel. If these individuals leave or change their role within the Company without effective replacements, our operations could suffer.

The success of our Company’s business is dependent to a large degree on our President and Chief Executive Officer, Lawrence J. Blanford and the other members of our management team and our coffee roasters and purchasers. We have an employment agreement with our President and Chief Executive Officer that expires on May 3, 2012. If our President and Chief Executive Officer or the other members of the Company’s management team leave without effective replacements, our ability to implement our business strategy could be impaired.

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

The Company has a $225 million revolving credit facility which we have the ability to increase from time to time by up to an additional $50 million, subject to receipt of lender commitments and other conditions precedent. As of September 29, 2008 approximately $123.5 million was outstanding under this credit facility. We intend to fund the $40.3 million purchase price for the Tully’s acquisition from our revolving credit facility. The incurrence of debt under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Our debt obligations could also:

–	Increase our vulnerability to general adverse economic and industry conditions;

–	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes;

–	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt;

–	Limit, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and have a material adverse effect on us if we fail to comply with the covenants in our debt agreements because such failure could result in an event of default which, if not cured or waived, could result in a substantial amount of our indebtedness becoming immediately due and payable.

A significant interruption in the operation of our roasting facilities, manufacturing capabilities or distribution facilities could potentially disrupt our operations.

We currently have only one coffee roasting facility. We will have additional roasting facilities when we are able to begin roasting at our Knoxville, Tennessee facility and at such time as when the Tully’s acquisition closes. A significant interruption in the operation of our current roasting facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.

In addition, we and other licensed coffee roasters manufacture the K-Cups sold for use with our single-cup brewer systems. We manufacture K-Cups at our Vermont facilities and at our Knoxville, Tennessee facility and any significant disruption in our or our licensees ability to manufacture adequate quantities of K-Cups to meet our needs, whether as a result of a natural disaster or other causes, could adversely affect the Company’s business and financial results. We currently have three distribution facilities, one located adjacent to our roasting facility in Waterbury, Vermont, an additional distribution facility located in Essex, Vermont and our facility in Knoxville, Tennessee. Any disruption to our distribution facilities could significantly impair our ability to operate our business. In addition, because our coffee roasting and primary distribution facilities are located in Vermont, our ability to ship coffee and receive shipments or raw materials could be adversely affected during winter months as a result of severe winter conditions and storms.

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

Our order processing and fulfillment systems may fail or limit user traffic, which could cause us to lose sales. Additionally, our reliance on a single order fulfillment company for our Keurig subsidiary’s home market exposes our Company to significant credit risk.

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

Keurig relies on an order fulfillment company to process the majority of its orders for the home market sold through retailers, including collection of all accounts receivable. Receivables from this order fulfillment company were approximately 36% of our consolidated accounts receivable balance at year end. Any material disruption in the operation of this third party company could adversely affect our business.

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

The Company relies on a number of common carriers to deliver coffee and brewers to our customers and distribution centers. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our coffee and brewers in a timely manner. A delay in shipping could:

–	Have an adverse impact on the quality of the coffee shipped, and thereby adversely affect our brand and reputation;

–	Result in the disposal of an amount of coffee that could not be shipped in a timely manner; and

–	Require us to contract with alternative, and possibly more expensive, common carriers.

Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause the Company’s revenue and profits to suffer.

Our proposed acquisition of the Tully’s coffee brand from Tully’s Coffee Corporation may fail to close or there could be substantial delays before the acquisition is completed.

On September 15, 2008, we entered into an asset purchase agreement with Tully’s Coffee Corporation to acquire the Tully’s coffee brand and the Tully’s wholesale business for a total purchase price of $40.3 million, subject to adjustment at closing. The Company will finance the cash purchase through its existing $225 million senior revolving credit facility and has received the required bank consent. This transaction is subject to customary closing conditions including approval of the Tully’s shareholders, and is expected to close in the next few months. If we are unable to complete the acquisition, we will not be able to realize the anticipated benefits of the acquisition and would have devoted substantial resources and management attention without realizing any accompanying benefit.

Assuming we close the acquisition of the Tully’s wholesale business, our failure to successfully integrate the Tully’s wholesale business into our business may cause us to fail to realize the expected synergies and other benefits of the acquisition, which could adversely affect our future results.

The integration of the Tully’s wholesale business into our business presents significant challenges and risks to our business, including:

•	distraction of management from regular business concerns;

•	assimilation and retention of employees and customers of Tully’s;

•	managing the West Coast based Tully’s wholesale operations and employees, both of which are distant from our current headquarters and operation locations;

•	expansion into new geographical markets;

•	integration of technologies, services and products; and

•	achievement of appropriate internal control over financial reporting.

We may fail to successfully complete the integration of Tully’s into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. We may fail to grow and build profits in the Tully’s business line or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Tully’s has a history of operating losses, and our ability to achieve and maintain profitability of its business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectations to increase its profitability may not be realized, and Tully’s losses may continue as we integrate its operations into our business. If Tully’s revenue grows more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to achieve, sustain or increase its profitability, in which case our financial condition will suffer and our stock price could decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

GMC leases its principal manufacturing facility located at Pilgrim Park in Waterbury, Vermont. The facility has in total approximately 98,000 square feet of usable space. The lease on this building expires in 2017.

GMC owns a new 72,000 square foot warehousing and distribution facility adjacent to our manufacturing plant in Waterbury, Vermont. The land underneath this facility is leased from Pilgrim Partnership, LLC. The lease for the land expires in 2024.

In 2007, GMC leased a packaging and warehousing facility located in Essex, Vermont. The facility has approximately 99,000 square feet of usable space. The lease expires in 2012.

In 2007, the Company purchased a second manufacturing and warehousing facility located in Knoxville, Tennessee. The facility has in total approximately 334,500 square feet of usable space.

Our other facilities, all of which are leased, are as follows:

Type	Location	Approximate Square Feet	Expiration of Lease
GMC Warehouse/ Distribution/ Service/Retail Space

Wilmington, MA

Southington, CT Demeritt Place (I), Waterbury, VT

112 Main Street, Waterbury, VT Boyer Street, Williston, VT

Avenue Extension, Williston, VT Waterbury, VT (Factory Outlet)

Waterbury, VT (Visitor Center) Biddeford, ME

Latham, NY

		17,500 11,200 12,000 3,000 5,200 20,000 2,000 2,900 10,000 7,500	2013 2011 2009 2010 2009 2009 2009 2026 2011 2013

GMC Administrative and Corporate Offices

Coffee Lane, Waterbury, VT Demeritt Place (II), Waterbury, VT 46 Main Street, Waterbury, VT

152 Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT

Pilgrim Park V, Waterbury VT

5 New England, Essex, VT

		4,000 10,000 10,900 9,600 22,900 12,000 10,000	2009 2009 2011 2018 2011 2016 2013

Keurig facilities	Reading, MA Woburn, MA	37,000 7,600	2015 2008

In addition to the locations listed above, the Company has inventory at various locations managed by third party warehouses and order fulfillment companies.

We believe our facilities are generally adequate for our current needs and for the remainder of fiscal 2009.

Item 3.	Legal Proceedings

On January 10, 2007, Keurig filed a patent infringement lawsuit against Kraft Foods Inc., Kraft Foods Global, Inc. and Tassimo Corporation (collectively “Kraft”) in the United States District Court for the District of Delaware (Case No. 07-cv-17 GMS) (the “Lawsuit”) asserting that Kraft’s T DISC single-serve beverage cartridges infringe upon Keurig’s United States Patent Number 6,607,762.

On October 23, 2008, Keurig entered into a Settlement and License Agreement with Kraft providing for a complete settlement of the Lawsuit. Pursuant to the terms of the Settlement and License Agreement, Kraft agreed to pay to Keurig a lump sum of $17,000,000 and Keurig granted to Kraft and its affiliates a limited, non-exclusive, perpetual, worldwide, fully paid up license of Keurig’s United States Patents Numbered 6,607,762 (the “762 Patent”), and 7,377,162 (the “162 Patent”), and United States and foreign counterpart patents connected to the 762 Patent or 162 Patent, for use in connection with the manufacture, distribution and sale of beverage brewing machines and certain beverage filter cartridges. The Settlement Agreement also provides for the parties to dismiss the Lawsuit and includes a mutual general release of claims between the parties related thereto.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended September 27, 2008.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of our Company is set forth below:

Name	Age	Position	Officer since
Lawrence J. Blanford	55	President, Chief Executive Officer and Director	2007
Kathryn S. Brooks	53	Vice President, Human Resources and Organizational Development	2001
R. Scott McCreary	49	Chief Operating Officer	2004
Frances G. Rathke	48	Vice President, Chief Financial Officer, Secretary and Treasurer	2003
Stephen J. Sabol	47	Vice President of Development	1993
Michelle V. Stacy	52	President of Keurig, Incorporated	2008
Robert P. Stiller	65	Chairman of the Board and Founder	1993

Lawrence J. Blanford has served as President, Chief Executive Officer and Director since May 2007. From May 2005 to October 2006, Mr. Blanford held the position of Chief Executive Officer at Royal Group Technologies Ltd., a Canadian building products and home improvements company. Prior to the Royal Group, from January 2004 to May 2005, Mr. Blanford was Founder and President of Strategic Value Consulting, LLC, a consultancy. Prior to this, from April 2001 to December 2003, Mr. Blanford was President and Chief Executive Officer of Philips Consumer Electronics North America, a division of Royal Philips Electronics NV. Previous to Philips, he held positions that included President of Maytag Appliances, President of Maytag International and Vice President of Marketing and National Account Sales for the Building Insulation Division of Johns Manville as well as various management positions earlier in his career at PPG Industries and Procter & Gamble.

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

R. Scott McCreary was hired as Chief Operating Officer in September 2004. Prior to this and since 1993, Mr. McCreary was employed by Unilever North America and its subsidiaries. Most recently, Mr. McCreary served as the Senior Director of Operations at Unilever’s subsidiary, Ben & Jerry’s Homemade, Inc. Prior to joining Unilever, Mr. McCreary’s previous experience included positions with Kraft General Foods, M&M Mars and Pillsbury in operations, new product development, and research and development.

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

Michelle V. Stacy was hired as President of Keurig, Incorporated in November 2008. Prior to this, Ms. Stacy served as Managing Partner of Archpoint Consulting, a professional services firm, from October 2007 to October 2008. From October 2005 through October 2007, Ms. Stacy was Vice President and General Manager of Global Professional Oral Care with Procter & Gamble. Prior to this, Ms. Stacy was employed by The Gillette Company from December 1983 to October 2005 and most recently served as Vice President, Global Business Management for Oral-Care. Additionally, Ms. Stacy previously held marketing positions at Parker Brothers, Clairol, and Richardson-Vicks.

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

		High	Low
Fiscal 2007	13 weeks ended December 30, 2006 13 weeks ended March 30, 2007 13 weeks ended June 30, 2007 13 weeks ended September 29, 2007	$17.74 $21.64 $26.87 $40.75	$12.32 $16.70 $20.37 $27.11
Fiscal 2008	13 weeks ended December 29, 2007 13 weeks ended March 29, 2008 13 weeks ended June 28, 2008 13 weeks ended September 27, 2008	$41.48 $41.63 $44.09 $40.25	$29.89 $25.25 $31.65 $32.47

(b) Number of Equity Security Holders

As of December 1, 2008, the number of record holders of the Company’s common stock was 542.

(c) Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,716,291	$13.60	1,240,391

Equity compensation plans not approved by security holders(1)	440,995	$15.23	—

Total	3,157,286	$13.83	1,240,391

(1)

Includes compensation plans assumed in the Keurig acquisition and inducement grants to Lawrence Blanford and Nicholas Lazaris. See Note 13 of the Consolidated Financial Statements included in this Form 10-K.

(e) Performance graph

Item 6.	Selected Financial Data

The table below shows selected financial data for our last five fiscal years. Our fiscal year is based on a 52-week year for all years presented, except fiscal 2006 which was comprised of 53 weeks. There were no cash dividends paid during the past five fiscal years.

	Fiscal Years Ended
	Sept. 27, 2008(1)	Sept. 29, 2007(1)	Sept. 30, 2006(1)	Sept. 24, 2005	Sept. 25, 2004
	In thousands, except per share data
Net sales	$500,277	$341,651	$225,323	$161,536	$137,444
Income before equity in loss of Keurig, Incorporated	$22,299	$12,843	$9,406	$9,448	$8,901
Net income	$22,299	$12,843	$8,443	$8,956	$7,825
Net income per share—diluted	$0.87	$0.52	$0.36	$0.39	$0.35
Total assets	$357,648	$264,527	$234,006	$91,147	$78,332
Long-term obligations	$123,517	$90,050	$102,871	$5,218	$14,039
Stockholders’ equity	$139,520	$99,099	$74,940	$60,392	$44,415

[1]	Fiscal 2008, 2007 and 2006 information presented reflects the acquisition of Keurig, Incorporated on June 15, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segments

The Company manages its operations through two operating segments, Green Mountain Coffee (“GMC”) and Keurig, Incorporated (“Keurig”). We evaluate performance primarily based on segment operating income. Expenses not specifically related to either operating segment are recorded as “Corporate”.

GMC sells whole bean and ground coffee, hot cocoa, teas and coffees in K-Cups, and to a lesser extent, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail markets, and directly to consumers. The majority of GMC’s revenue is derived from its North American wholesale markets.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup brewing systems for consumers at home (“AH”) or away-from-home (“AFH”) mainly in North America. Keurig sells its AFH single-cup brewers to distributors for offices and hotels and its AH single-cup brewers to select retailers such as department stores and club stores. Keurig sells coffee, tea and hot cocoa in K-Cups produced by a variety of roasters, including GMC, and related accessories to select retailers such as department stores and club stores and also directly to consumers. Keurig earns royalty income from the sale of K-Cups from all licensed vendors to sell K-Cups.

Cost of sales for the Company consists of the cost of raw materials including coffee beans, flavorings and packaging materials; a portion of our rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; the cost of brewers manufactured by suppliers, and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales and marketing as well as research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized.

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

Our fiscal year ends on the last Saturday in September. In fiscal 2006, there were 53 weeks as compared to 52 weeks in fiscal 2008 and fiscal 2007. The extra week occurred in the fourth fiscal quarter of 2006.

Results of Operations

The following discussion of results of operations should be read in conjunction with “Item 6. Selected Financial Data,” the Consolidated Financial Statements and accompanying Notes thereto and the other financial data included elsewhere in this report.

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal years ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 30, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.6%	61.6%	63.6%

Gross profit	35.4%	38.4%	36.4%

Selling and operating expenses	18.4%	21.3%	20.8%
General and administrative expenses	8.5%	9.0%	7.6%

Operating income	8.5%	8.1%	8.0%

Other (expense) income	(0.1)%	0.0%	0.1%
Interest expense	(1.1)%	(1.8)%	(1.0)%

Income before income taxes	7.3%	6.3%	7.1%

Income tax expense	(2.8)%	(2.5)%	(3.0)%

Income before equity in losses of Keurig, Incorporated, net of tax benefit	4.5%	3.8%	4.1%

Equity in losses of Keurig, Incorporated, net of tax benefit	—%	—%	(0.4)%

Net income	4.5%	3.8%	3.7%

Segment Summary

Net sales and income before taxes for GMC and Keurig are summarized in the tables below. Fiscal 2007 and fiscal 2006 amounts have been reclassified to conform with fiscal 2008 presentation.

	Net sales (in millions)			Percent sales growth
	2008	2007	2006	2008	2007
GMC	$320.1	$242.0	$207.6	32%	17%
Keurig	253.6	134.8	24.1	88%	459%
Corporate	—	—	—	—	—
Inter-company eliminations	(73.3)	(35.1)	(6.4)	109%	448%
Total Company	$500.3	$341.7	$225.3	46%	52%

	Income before taxes (in millions)			Percent growth
	2008	2007	2006	2008	2007
GMC Segment Income	$27.8	$22.5	$18.7	24%	20%
Keurig Segment Income	32.6	16.8	1.1	94%	1427%
Corporate Segment Expense	(23.5)	(17.4)	(3.6)	35%	383%
Inter-company eliminations	(0.4)	(0.3)	(0.1)	33%	200%
Total Company Income before Taxes	$36.5	$21.6	$16.1	69%	34%

Revenue

Company Summary

For fiscal 2008, Company net sales increased by $158.6 million or 46% as compared to fiscal 2007. For fiscal 2007, Company net sales increased by $116.4 million or 52% as compared with fiscal 2006. The increases in fiscal years 2008 and 2007 were primarily due to growth in sales of K-Cups and AH single-cup brewers.

GMC Segment

Fiscal 2008

Net sales for the GMC segment for fiscal 2008 were $320.1 million (including $34.2 million of inter-company K-Cup sales), up 32% from $242.0 million (including $11.5 million of inter-company sales) reported in the 2007 fiscal period. The primary driver for the increase in sales is the continued growth in K-Cup sales. The GMC segment K-Cup shipments of coffee, hot cocoa and tea increased 61% in 2008 over the fiscal 2007 period. Coffee, tea and hot cocoa pounds shipped by the GMC segment increased 16% in 2008 as compared to fiscal 2007.

The difference between the sales growth rate and pounds shipped growth rate is primarily due to the increase in K-Cups as a percentage of sales, which sell at a higher price per pound than our other products. In May 2008, a price increase was implemented that averaged 8 to 12 percent across all product types. This increase contributed $9.3 million, or an approximate 4% increase in GMC net sales in fiscal 2008 over the prior year.

Fiscal 2007

Net sales for the GMC segment for fiscal 2007 were $242.0 million (including $11.5 million of inter-company K-Cup sales), up 17% from $207.6 million (including $1.5 million of inter-company sales) reported in the prior year period. The primary driver for the increase in sales was the growth in K-Cup sales. The GMC segment K-Cup shipments of coffee, hot cocoa and tea increased 41% in 2007 over the fiscal 2006 period. Coffee, tea and hot cocoa pounds shipped by the GMC segment during fiscal 2007 increased 10% as compared the prior year period.

The difference between the sales growth rate and pounds shipped growth rate is primarily due to the increase in K-Cups as a percentage of sales, which sell at a higher price per pound than our other products.

Keurig

Fiscal 2008

Net sales for the Keurig segment were $253.6 million in fiscal 2008 (including $39.2 million of inter-company brewer sales and royalty revenue), an increase of over 88% compared to fiscal 2007. The increase in sales was primarily due to higher K-Cup and brewer sales, and royalty income from the sale of K-Cups from all licensed roasters. Keurig announced a royalty rate increase of a penny on all system-wide K-Cup portion packs that went into effect on August 1, 2008. The impact of the royalty increase was to increase Keurig’s net sales by $1.7 million or 1.3% over the prior year.

Total brewers shipped during fiscal 2008 increased 105% over the 2007 fiscal year. The majority of this growth is due to the AH single-cup brewer shipments which grew 109% in 2008 over the prior period. AFH single-cup brewer shipments grew 75% in fiscal 2008 as compared to fiscal 2007, due to strong sales in the AFH market in the first three quarters of fiscal 2008. Shipments of AFH brewers were essentially flat in the fourth quarter of 2008 as compared to the prior period due to the downturn in the economy as well as a higher 2007 installed base of brewers caused by sales of our new line of office brewers introduced in late fiscal 2007.

Fiscal 2007

The Keurig segment net sales during fiscal 2007 were $134.8 million (including $23.6 million of inter-company brewer sales and royalty revenue), an increase of 400% over the prior period, when Keurig was not fully consolidated into the Company’s sales. Comparing complete fiscal years, including the period when Keurig sales were not consolidated into the Company’s sales, the growth was 78%.

Company-wide Keurig brewer and K-Cup portion pack shipments

(Unaudited data and in thousands)

	Fifty-two weeks ended September 27,	Fifty-two weeks ended September 29,	Fifty-three weeks ended September 30,	Percent growth
	2008	2007	2006	2008	2007
At Home Brewers (Consumer)	883	422	219	109%	93%
Away from Home Brewers (Commercial)	100	57	28	75%	104%
Total Keurig brewers shipped(1)	983	479	247	105%	94%
Total K-Cups shipped(system-wide)(2)	1,012,356	637,823	448,880	59%	42%
Total K-Cups sold by GMC(3)	578,939	359,056	255,412	61%	41%

(1)	Total Keurig brewers shipped means brewers shipped by Keurig to customers in the U.S./Canada.
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

Gross Profit

Fiscal 2008

Company gross profit for fiscal 2008 totaled $176.9 million, or 35% of net sales, as compared to $131.1 million, or 38% of net sales, in fiscal 2007. The decline in gross margin is primarily attributable to increased sales of AH single-cup brewers which are sold approximately at cost as part of the Company’s strategy to increase the installed base of Keurig brewers. In addition, higher green coffee and other commodity costs contributed to the increase in cost of sales over the prior fiscal year.

Fiscal 2007

Company gross profit for fiscal 2007 totaled $131.1 million, or 38% of net sales, as compared to $82.0 million, or 36% of net sales, in the prior period. This improvement in gross profit margin was primarily due to the impact of consolidating Keurig’s higher gross profit margin results into the Company’s financial results and the elimination of inter-company royalties for K-Cups from cost of sales.

Selling, General and Administrative Expenses

Fiscal 2008

Company selling, general and administrative expenses (S,G&A) increased by $31.1 million, or 30%, to $134.5 million in fiscal 2008 from $103.4 million in fiscal 2007. As a percent of net sales, S,G&A improved from 30% during fiscal 2007 to 27% during fiscal 2008. The improvement in S,G&A is mainly due to leveraging selling and organizational resources on a higher sales base.

Included in Corporate S,G&A in fiscal 2008 is $3.3 million of litigation expenses related to the Kraft Foods Inc., Kraft Food Global, Inc., and Tassimo Corporation, (collectively “Kraft”) patent infringement suit, up from $0.5 million recorded in fiscal 2007. The Company announced on October 23, 2008 that it had entered into a settlement and license agreement to settle its patent litigation with Kraft. Pursuant to the terms of the agreement, the Company received $17 million (gross of tax) in October 2008, which will be recorded as a non-recurring item in operating income in the first fiscal quarter of 2009.

Fiscal 2007

Company selling, general and administrative expenses (S,G&A) increased by $39.5 million, or 62%, to $103.4 million in fiscal 2007 from $63.9 million in the prior period. The increase in S,G&A was mainly due to the impact of consolidating a full year of Keurig’s S,G&A expenses into the Company’s financial results as compared to the 15 week period in the prior year and increased salary and promotional expenses to drive continued growth.

In fiscal 2007, total Company S,G&A expenses as a percentage of net sales increased 2% to 30% of net sales from 28% of net sales in the prior period. The increase in S,G&A as a percentage of net sales was primarily due to the increase in non-cash based compensation charges, the inclusion of non-cash amortization expenses related to identifiable intangibles as a result of the Keurig merger and increased salary and promotional expenses to support the rapid growth of our business.

Interest Expense

Company interest expense decreased by $0.5 million to $5.7 million in fiscal 2008 from $6.2 million in fiscal 2007. The decrease in fiscal 2008 was primarily due to lower interest rates on the Company’s outstanding balance under its credit facility.

Interest expense was $2.3 million in fiscal 2006. The increase in 2007 as compared to fiscal 2006 was due to increased borrowings under our revolving credit facility to fund the acquisition of Keurig.

In fiscal 2008, fiscal 2007, and fiscal 2006, the Company capitalized $0.6 million, $0.4 million, and $0.2 million of interest expense, respectively.

Income before taxes

Company income before taxes was $36.5 million in fiscal 2008, $21.6 million in fiscal 2007 and $16.1 million in fiscal 2006, and, as a percentage of net sales, 7%, 6% and 7%, respectively. Excluding the non-cash amortization expenses related to the identifiable intangibles acquired in prior years, the Company’s income before taxes was 8% of net sales in fiscal 2008, which is consistent with fiscal 2007.

The GMC segment contributed $27.8 million in income before taxes in fiscal 2008, up from $22.5 million in fiscal 2007 and $18.7 million in fiscal 2006.

The Keurig segment contributed $32.6 million in income before taxes in fiscal 2008, up from $16.8 million in fiscal 2007. Income before taxes in fiscal 2006 was $1.1 million for the 15 weeks ended September 30, 2006.

Taxes

The effective income tax rate for the Company was 38.9% in fiscal 2008, down from 40.5% in fiscal 2007, due primarily to foreign tax credits associated with royalties earned on K-Cup portion packs from Canadian licensed roasters. Prior to 2008, the Company recognized foreign royalty revenues net of foreign tax withholdings.

The effective income tax rate was 41.4% in fiscal 2006. The decrease in fiscal 2007 compared to fiscal 2006 was due to the impact of research and development tax credits and a decrease in the Vermont state tax rate.

Net Income and Diluted EPS

Company net income in fiscal 2008 was $22.3 million, an increase of $9.5 million, or 74%, as compared to $12.8 million in fiscal 2007. Company net income in fiscal 2006 was $8.4 million.

Company diluted EPS increased 67% to $0.87 per share in fiscal 2008, as compared to $0.52 per share in fiscal 2007 and $0.36 per share in fiscal 2006.

Excluding the impact of certain non-cash expenses illustrated in the financial table provided below, non-GAAP net income grew approximately 61% in fiscal 2008 totaling $25.2 million, or $0.99 per share, as compared to non-GAAP net income of $15.7 million, or $0.63 per share, in fiscal 2007. Non-GAAP net income was $10.2 million, or $0.43 per share in fiscal 2006.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for fiscal 2008, 2007 and 2006.

	Fifty-two weeks ended September 27, 2008
	GAAP	Amortization of Identifiable Intangibles	Loss related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$500,277	$—	$—	$500,277
Cost of Sales	323,372	—	—	323,372
Gross Profit	176,905	—	—	176,905
Selling and operating expenses	92,182	—	—	92,182
General and administrative expenses	42,311	(4,812)	—	37,499
Operating Income	42,412	4,812	—	47,224
Other income	(235)	—	—	(235)
Interest expense	(5,705)	—	—	(5,705)
Income before income taxes	36,472	4,812	—	41,284
Income tax expense	(14,173)	(1,872)	—	(16,045)
Net Income	$22,299	$2,940	$—	$25,239

Basic income per share:
Weighted average shares outstanding	23,949,798	23,949,798	23,949,798	23,949,798
Net Income	$0.93	$0.12	—	$1.05

Diluted income per share:
Weighted average shares outstanding	25,564,780	25,564,780	25,564,780	25,564,780
Net income	$0.87	$0.12	—	$0.99

	Fifty-two weeks ended September 29, 2007
	GAAP	Amortization of Identifiable Intangibles	Loss related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$341,651	$—	$—	$341,651
Cost of Sales	210,530	—	—	210,530
Gross Profit	131,121	—	—	131,121
Selling and operating expenses	72,641	—	—	72,641
General and administrative expenses	30,781	(4,811)	—	25,970
Operating Income	27,699	4,811	—	32,510
Other income	54	—	—	54
Interest expense	(6,176)	—	—	(6,176)
Income before income taxes	21,577	4,811	—	26,388
Income tax expense	(8,734)	(1,947)	—	(10,681)
Income before loss related to investment in Keurig, Inc., net of tax	12,843	2,864	—	15,707
Loss related to investment in Keurig, Incorporated, net of tax benefit	—	—	—	—
Net Income	$12,843	$2,864	$—	$15,707

Basic income per share:
Weighted average shares outstanding	23,250,431	23,250,431	23,250,431	23,250,431
Net Income	$0.55	$0.12	$—	$0.68

Diluted income per share:
Weighted average shares outstanding	24,773,373	24,773,373	24,773,373	24,773,373
Net income	$0.52	$0.12	$—	$0.63

	Fifty-three weeks ended September 30, 2006
	GAAP	Amortization of Identifiable Intangibles	Loss related to investment in Keurig, Inc.	Non-GAAP
Net Sales	$225,323	$—		$225,323
Cost of Sales	143,289	—	—	143,289
Gross Profit	82,034	—	—	82,034
Selling and operating expenses	46,808	—	—	46,808
General and administrative expenses	17,112	(1,402)	—	15,710
Operating Income	18,114	1,402	—	19,516
Other income	202	—	—	202
Interest expense	(2,261)	—	—	(2,261)
Income before income taxes	16,055	1,402	—	17,457
Income tax expense	(6,649)	(581)	—	(7,230)
Income before loss related to investment in Keurig, Inc., net of tax	9,406	821	—	10,227
Loss related to investment in Keurig, Incorporated, net of tax benefit	(963)	—	963	—
Net Income	$8,443	$821	$963	$10,227

Basic income per share:
Weighted average shares outstanding	22,516,701	22,516,701	22,516,701	22,516,701
Net Income	$0.37	$0.04	$0.04	$0.45

Diluted income per share:
Weighted average shares outstanding	23,727,348	23,727,348	23,727,348	23,727,348
Net income	$0.36	$0.03	$0.04	$0.43

Liquidity and Capital Resources

Our working capital increased $48.4 million or 157% to $79.2 million at September 27, 2008, from $30.8 million at September 29, 2007. The increase in fiscal 2008 is primarily due to increased inventory levels of Keurig At Home brewers and K-Cups in anticipation of higher holiday season sales, as well as increased accounts receivable, partially offset by increased accounts payable and accrued expenses.

Net cash provided by operating activities decreased by $27.9 million, or 94%, to $1.9 million in fiscal 2008, from $29.8 million in fiscal 2007. This decrease is primarily due to increased inventories as noted above.

During fiscal 2008, we had capital expenditures of $48.7 million, an increase of $26.9 million or 123% over fiscal 2007. This increase is mainly attributable to investments in K-Cup packaging equipment of $18.9 million, primarily installed at our new Essex, Vermont packaging facility, and $10.4 million for the purchase of our Knoxville, Tennessee manufacturing facility in August 2008.

In fiscal 2008, cash flows from financing activities included $5.7 million generated from the exercise of employee stock options and issuance of shares under the employee stock purchase plan, as compared to $3.1 million in fiscal 2007. In addition, in fiscal 2008, cash flows from financing and operating activities included a $5.8 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, as compared to $3.4 million in fiscal 2007. As options granted under our stock option plans are exercised, we will continue to receive proceeds and a tax deduction for disqualifying dispositions; however, we cannot predict either the amounts or the timing of these disqualifying dispositions.

The Company maintains a Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”) and other lenders. On December 3, 2007, the Company amended its Credit Facility to increase the facility from $125.0 million to $225.0 million, extend the expiration date of the Credit Facility from June 15, 2011 to December 3, 2012, and amend certain financial covenants. The Company has the ability from time to time to increase the size of the Credit Facility by up to an additional $50.0 million, subject to receipt of lender commitments and other conditions precedent. The Credit Facility is secured by all assets of the Company. At September 27, 2008 and September 29, 2007, $123.5 million and $90.0 million were outstanding under the Credit Facility, respectively.

The Credit Facility is subject to the following financial covenants: a funded debt to adjusted EBITDA covenant, a fixed charge coverage ratio covenant, and a capital expenditures covenant. Effective on July 18, 2008, the Credit Facility was amended to increase the maximum amount of capital expenditures permitted to $60 million in fiscal year 2008 and each fiscal year thereafter. In addition, the Company is allowed a carry-over of the unused amount available for capital expenditures for the preceding fiscal year. The Company was in compliance with these covenants at September 27, 2008.

The borrowings under the Credit Facility bear interest at prime or Libor rates, plus a margin based on a performance price structure. The average effective interest rate at September 27, 2008 was 4.91%, down from 6.70% at September 29, 2007.

The Company is party to interest rate swap agreements. The total notional amounts of these swaps at September 27, 2008 and September 29, 2007 was $78.5 million and $65.5 million, respectively. On September 27, 2008, the effect of these swaps was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $28.5 million; 2.4% on $30 million; and 3.9% on $20 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2010 through December 2012.

The fair market value of the interest rate swaps are the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 27, 2008 and September 29, 2007 we estimate we would have paid $0.6 million and $0.9 million (gross of tax), respectively, if we terminated the agreements.

In fiscal year 2008, the Company paid $1.1 million in additional interest expense pursuant to the swap agreements, up from $66,000 in the prior year period.

On September 15, 2008, we entered into an Asset Purchase Agreement with Tully’s Coffee Corporation (“Tully’s”) and Tully’s Bellaccino, LLC, their wholly-owned subsidiary, pursuant to which we agreed to acquire Tully’s coffee brand and certain assets related to the Tully’s wholesale business for a total purchase price of $40.3 million, paid in cash. The Company intends to finance the consideration paid through its existing $225.0 million senior revolving credit facility. On October 24, 2008, we received consent from our lenders to waive the provision of the credit agreement which prohibits borrowings in excess of $25.0 million for acquisitions in a fiscal year for the limited purpose of allowing the Company to consummate the Tully’s acquisition.

On October 31, 2008, we received a lump sum payment of $17 million (gross of tax), related to the settlement of a lawsuit with Kraft. We used the majority of these funds to pay down debt outstanding under our Credit Facility.

We expect to spend between $50.0 million and $57.0 million in capital expenditures in fiscal 2009, primarily related to the addition of roasting and K-Cup packaging in our new Tennessee facility.

We believe that our cash flows from operating activities, existing cash and the Credit Facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures, finance the Tully’s transaction, and service debt requirements through the next 12 months. However, as discussed in Item 1A, Risk Factors, several risks and uncertainties could cause the Company to need to raise additional capital through equity and/or debt financing. From time to time the Company considers acquisition opportunities which, if pursued, could also result in the need for additional financing. The Company also may consider from time to time engaging in stock buyback plans or programs. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

A summary of our cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt(1)	Operating Lease Obligations	Purchase Obligations	Total
2009	$33,000	$4,497,000	$112,315,000	$116,845,000
2010	17,000	4,200,000	18,472,000	22,689,000
2011	—	3,937,000	4,458,000	8,395,000
2012	—	3,244,000	—	3,244,000
2013	123,500,000	2,414,000	—	125,914,000
Thereafter	—	7,129,000	—	7,129,000
Total	$123,550,000	$25,421,000	$135,245,000	$284,216,000

(1)	Fiscal 2009 and fiscal 2010 long-term debt obligations are comprised of capital lease obligations.

In addition, we have $0.6 million in unrecognized tax benefits. The unrecognized tax benefits relate entirely to research and development credits at the federal and state level.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in first-out). We regularly review whether the realizable value of our inventory is lower than its book value. If our valuation shows that the realizable value is lower than book value, we take a charge to expense and directly reduce the value of the inventory.

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

Hedging

We enter into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company also enters into interest rate swaps to hedge against unfavorable changes in interest rates. These derivative instruments qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would record the changes in the fair value of the derivative instruments directly to earnings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Notes 10 and 12 in the Consolidated Financial Statements included in this Form 10-K.

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

Other long-term assets

Other long-term assets consist of deposits and debt issuance costs. Debt issuance costs are being amortized over the respective life of the applicable debt. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 27, 2008 and September 29, 2007 were $1.7 million and $1.2 million, respectively.

Goodwill and intangibles

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and indefinite-lived intangibles are tested for impairment annually using a market capitalization approach, and more frequently if indication of impairment arises.

On June 15, 2006, the Company acquired Keurig, Inc. and recorded $73.9 million of goodwill. Goodwill from the Keurig acquisition was decreased by $1.4 million in the third fiscal quarter of 2007 primarily to reflect updated estimates of R&D tax credits earned by Keurig in the years prior to the Company’s merger with Keurig. Goodwill was also increased by $113,000 in the third quarter of fiscal 2008 and decreased by $97,000 in the second quarter of fiscal 2007 due to the final settlements of contingencies related to the merger. This goodwill was tested for impairment in accordance with SFAS 142 at the end of fiscal 2008. To complete this impairment test, the Company evaluated the fair value of its Keurig segment using a number of factors including the market capitalization of the Company and estimates of projected cash flows for the Keurig segment and the whole Company.

On June 5, 2001, the Company purchased the coffee business of Frontier Natural Products Co-op (Frontier) and recorded $1.4 million of goodwill related to this acquisition. There have been no changes in this carrying amount since September 29, 2001. On an annual basis, the Company evaluates the fair value of the reporting unit associated with the Frontier acquisition and compares it to the carrying amount of goodwill. Estimation of fair value is dependent on a number of factors, including the market capitalization of the Company and estimates of the Company’s sales of its fair trade and organics products.

Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2008, 2007 and 2006. All intangible assets are being amortized using the straight-line method over their useful lives. For further information on goodwill and other intangible assets, see Note 7 in the Consolidated Financial Statements included in this Form 10-K.

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

Advertising costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 27, 2008 and September 29, 2007, deferred and prepaid advertising costs of $673,000 and $200,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $17.0 million, $11.2 million, and $9.1 million, for the years ended September 27, 2008, September 29, 2007, and September 30, 2006, respectively.

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

Revenue recognition

Revenue from wholesale and consumer direct sales is recognized upon product delivery, and in some cases upon product shipment. The Company has no contractual obligation to accept returns for damaged product nor does it guarantee product sales. Title, risk of loss, damage and insurance responsibility for the products pass from the Company to the buyer upon accepted delivery of the products from the Company’s contracted carrier. The Company will at times agree to accept returns or issue credits for products that are clearly damaged in transit.

Sales of single-cup coffee brewers are recognized net of an estimated allowance for returns. Royalty revenue is recognized upon shipment of K-Cups by roasters as set forth under the terms and conditions of various licensing agreements.

In addition, the Company’s customers can earn certain incentives, which are netted against sales or recorded in operating and selling expenses in the consolidated income statements. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, and performance based incentive programs.

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

In July, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 in its first quarter of fiscal 2008.

Financial instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 27, 2008. See Notes 10 and 12 in the Consolidated Financial Statements included in this Form 10-K.

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

Keurig procures the brewers it sells from a third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $91.7 million and $41.2 million in fiscal 2008 and fiscal 2007, respectively. Keurig processes the majority of its orders for the home market sold through retailers through a fulfillment company. Revenue processed by this fulfillment company amounted to $88.6 million at during fiscal year 2008 and receivables amounted to $19.6 million at fiscal 2008 year-end and $7.0 million at fiscal 2007 year-end.

Research & Development

Research and development expenses are charged to income as incurred. These expenses amounted to $4.1 million in fiscal 2008, $3.3 million in fiscal 2007 and $1.1 million in fiscal 2006. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

Recent accounting pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2009. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. The effect of adoption on the Company’s financial statements will depend primarily on specific transactions completed after the effective date.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for this Company. The effect of adoption on the Company’s financial statements will depend primarily on the materiality of non-controlling interests arising in future transactions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB 133.” This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage and amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: a) How and why an entity uses financial instruments; b) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and, c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which is Fiscal 2010 for this Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Fairly in Conformity With Generally Accepted Accounting Principles.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Forward-Looking Statements

Except for historical information, the discussion in this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “expect,” “will,” “feel,” “estimate,” “intend,” “plan,” “project,” “forecast,” and similar expressions, may identify such forward-looking statements. Forward-looking statements are inherently uncertain and actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in receiving required approvals for the acquisition of Tully’s wholesale business and then in efficiently and effectively integrating Tully’s wholesale operations and capacity into its Green Mountain Coffee segment, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, the unknown impact of management changes, Keurig’s ability to continue to grow and build profits with its roaster partners in the office and at home markets, the impact of the loss of one or more major customers for Green Mountain Coffee or reduction in the volume of purchases by one or more major customers, delays in the timing of adding new locations with existing customers, Green Mountain Coffee’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements reflect management’s analysis as of the date of this filing and we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and the commodity “c” price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange). To address these risks, we enter into hedging transactions as described below. We do not use financial instruments for trading purposes.

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

Expected maturity dates	2009	2010	2011	2012	2013	Total
Long-term debt:
Variable rate (in thousands)	—	—	—	—	$45,033	$45,033
Average interest rate	—	—	—	—	4.6%	4.6%
Fixed rate (in thousands)	$33	$17	—	—	$78,467	$78,517
Average interest rate	5.3%	5.3%	—	—	5.1%	5.1%

At September 27, 2008, we had $45.0 million outstanding under our Credit Facility subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $450,000 annually. At September 29, 2007 we had $24.5 million subject to variable interest rates. As discussed further under the heading “Liquidity and Capital Resources” the Company is party to interest rate swap agreements.

The total notional amounts of these swaps at September 27, 2008 and September 29, 2007 was $78.5 million and $65.5 million, respectively. On September 27, 2008, the effect of these swaps was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $28.5 million; 2.4% on $30 million; and 3.9% on $20 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2010 through December 2012.

Commodity price risks

The “c” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “c” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the market. In addition, we maintain an on-hand inventory of approximately 1.5 to 2 months worth of green coffee requirements. At September 27, 2008, the Company had approximately $73.2 million in green coffee purchase commitments, of which approximately 59% had a fixed price. At September 29, 2007, the Company had approximately $43.7 million in green coffee purchase commitments, of which approximately 36% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At September 27, 2008 we held outstanding futures contracts covering 1,162,500 pounds of coffee with a fair market value of ($39,000), gross of tax. At September 29, 2007, we held no futures contracts.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2008. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures [as defined in Exchange Act Rule 13a-15(e)] are effective.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2008 and concluded that it is effective.

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

On December 11, 2008, the Board of Directors of Green Mountain Coffee Roasters, Inc. (the “Company”) amended and restated the Company’s Bylaws, effective immediately.

The Bylaws were amended to add advance notice provisions governing the submission to the Company of notice of a stockholder’s intention to propose director nominations and other business in connection with a meeting of stockholders. The advance notice provisions are set forth in new Section 7 and Section 8 of Article II of the Company’s Bylaws and, among other things, specify deadlines for stockholders to submit notice of director nominations and other business and require stockholders to provide specified information about the stockholder the director nominee, if applicable, and the business proposed by the stockholder to be conducted at the meeting. The advance notice provisions provide that for an annual meeting, a shareholder must deliver notice of the intention to nominate a director or of the proposed business to the Company’s Secretary no less than 60 days, nor more than 90 days prior to the date of the meeting of stockholders.

The Bylaws were also amended to make certain changes to the Article VI provisions relating to indemnification of directors and officers. These amendments include provisions that (i) clarify the directors and officers (each, an “Indemnitee”) of the Company will be entitled to indemnification to the fullest extent allowable under the General Corporation Law of the State of Delaware, (ii) require the advancement of expenses to an Indemnitee upon receipt of an undertaking by the Indemnitee to repay if it is ultimately determined that the Indemnitee is not entitled to be indemnified by the Company, unless the non interested directors affirmatively determine such person acted in bad faith and in a manner that such person did not believe to be in or not opposed to the best interests of the corporation (iii) provide that the Company is not required to indemnify an Indemnitee in connection with any legal proceeding initiated by the Indemnitee, unless such initiation was approved by the Company’s Board of Directors, and (iv) provide that the rights of Indemnitees under the indemnification provisions of the By-laws cannot be retroactively impaired. The remaining amendments to the Bylaws related to clarifications or conforming changes.

This summary is subject to and qualified in its entirety by reference to the text of the Amended and Restated Bylaws, which is included as Exhibit 3.2 to this filing and incorporated in this Item 9B by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information regarding the Company’s executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on March 12, 2009, which will be filed not later than 120 days after the close of our fiscal year ended September 27, 2008 (the “Definitive Proxy Statement”).

For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).

3.1.1	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 6, 2007 (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended March 31, 2007).

3.2	Amended and Restated Bylaws of the Company.

3.3	Certificate of Merger (incorporated by reference to Exhibit 3.3 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 2003).

4.1	Amended and Restated Revolving Credit Agreement dated as of December 3, 2007 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and the other lender parties thereto (incorporated by reference to Exhibit 4.1 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2007).

4.2	Amendment No. 1 dated July 18, 2008 to Amended and Restated Revolving Credit Agreement dated as of December 3, 2007 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and the other lender parties thereto.

10.1	Amended and Restated Lease Agreement, dated November 6, 2007 between Pilgrim Partnership L.L.C. and Green Mountain Coffee, Inc. (incorporated by reference to Exhibit 10.1 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2007).

10.2	Green Mountain Coffee Roasters, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).*

10.3	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*

(a) Form of Stock Option Agreement.*

10.4	Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.5	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*

(a) Form of Stock Option Agreement*

10.6	Green Mountain Coffee, Inc., Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.113 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7	Green Mountain Coffee, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.8	Loan Agreement by and between the Green Mountain Coffee, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.9	2002 Deferred Compensation Plan, as amended.*

10.10	Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.26 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2003).*

10.11	Letter from Green Mountain Coffee Roasters, Inc. to Frances G. Rathke re: Deferred Compensation Agreement dated as December 7, 2006.*

10.12	Ground Lease Agreement dated April 14, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2005)

(a) Amendment to Ground Lease Agreement dated November 15, 2005 (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

10.13	Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

10.14	Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan, as amended (incorporated by reference to Appendix A of the Definitive Proxy Statement for the March 16, 2006 Annual Meeting of Stockholders). *

10.15	Merger Agreement dated May 2, 2006 between Green Mountain Coffee Roasters, Inc., Karma Merger Sub, Inc., Keurig Incorporated, and a representative of the security holders of Keurig, Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2006).

10.16	Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 22, 2006). *

10.17	Keurig, Incorporated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on June 22, 2006). *

10.18	Separation and Transition Agreement by and between Keurig, Incorporated and Nicholas Lazaris (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008). *

10.19	Agreement for Consulting Services by and between Green Mountain Coffee Roasters, Inc. and Nicholas Lazaris (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008). *

10.20	Amendment No. 1 dated June 15, 2006 to Merger Agreement dated May 2, 2006 between Green Mountain Coffee Roasters, Inc., Karma Merger Sub Inc., Keurig, Incorporated and a representative of the security holders of Keurig, Incorporated. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

10.21	Employment Agreement dated May 3, 2007 between Green Mountain Coffee Roasters, Inc. and Lawrence J. Blanford (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended September 28, 2007). *

10.22	Lease Agreement dated August 16, 2007 between Keurig, Incorporated and Brookview Investments, LLC. (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 28, 2007).

10.23	2008 Change-In-Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).

10.24	Green Mountain Coffee Roasters, Inc. Senior Executive Officer Short Term Incentive Compensation Plan (incorporated by reference to Appendix D of the Definitive Proxy Statement for the March 13, 2008 Annual Meeting of Stockholders).*

10.25	Agreement of Sale dated June 2, 2008 by and between MS Plant, LLC and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.26	Asset Purchase Agreement dated September 15, 2008 by and between Green Mountain Coffee Roasters, Inc., Tully’s Coffee Corporation and Tully’s Bellaccino, LLC.

10.27	Settlement and License Agreement dated October 23, 2008 by and between Keurig, Incorporated and Kraft Foods Inc., Kraft Foods Global Inc., and Tassimo Corporation.

10.28	Amendment No. 1 dated November 12, 2008 to Asset Purchase Agreement by and between Tully’s Coffee Corporation, Tully’s Bellaccino, LLC and Green Mountain Coffee Roasters, Inc. dated September 15, 2008.

10.29	Amendment No. 1 dated December 9, 2008 to the Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan, as amended.*

14.	Green Mountain Coffee Roasters Finance Code of Professional Conduct (incorporated by reference to Exhibit 14 in Annual Report on Form 10-K for the fiscal year ended September 27, 2003).

21.	Subsidiary List (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended September 29, 2007).

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

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

Signature	Title	Date

/s/ Lawrence J. Blanford LAWRENCE J. BLANFORD	President, Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2008

/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	December 11, 2008

/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors and Founder	December 11, 2008

/s/ Barbara Carlini BARBARA CARLINI	Director	December 11, 2008

/s/ William D. Davis WILLIAM D. DAVIS	Director	December 11, 2008

/s/ Jules A. Del Vecchio JULES A. DEL VECCHIO	Director	December 11, 2008

/s/ Michael Mardy MICHAEL MARDY	Director	December 11, 2008

/s/ Hinda Miller HINDA MILLER	Director	December 11, 2008

/s/ David Moran DAVID E. MORAN	Director	December 11, 2008

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Green Mountain Coffee Roasters, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. and its subsidiary at September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in note 6 to the consolidated financial statements, the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, issued by the Financial Accounting Standards Board, effective September 30, 2007.

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

/s/ PriceWaterhouseCoopers, LLP

Boston, Massachusetts

December 11, 2008

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 27, 2008	September 29, 2007
Assets
Current assets:
Cash and cash equivalents	$804	$2,818
Restricted cash and cash equivalents	161	354
Receivables, less allowances of $3,002 and $1,600 at September 27, 2008, and September 29, 2007, respectively	54,782	39,373
Inventories	85,311	38,909
Other current assets	4,886	2,811
Deferred income taxes, net	6,146	3,558

Total current assets	152,090	87,823
Fixed assets, net	97,678	65,692
Intangibles, net	29,396	34,208
Goodwill	73,953	73,840
Other long-term assets	4,531	2,964

Total assets	$357,648	$264,527

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$33	$63
Accounts payable	43,821	37,778
Accrued compensation costs	11,669	7,027
Accrued expenses	14,645	9,866
Income tax payable	2,079	1,443
Other short-term liabilities	673	871

Total current liabilities	72,920	57,048

Long-term debt	123,517	90,050
Deferred income taxes, net	21,691	18,330

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized—60,000,000 shares; Issued—25,478,536 at September 27, 2008 and 24,697,008 shares at September 29, 2007, respectively	2,549	2,470
Additional paid-in capital	63,607	45,704
Retained earnings	81,280	58,981
Accumulated other comprehensive (loss)	(419)	(512)
ESOP unallocated shares, at cost—18,129 shares and 23,284 shares at September 27, 2008 and September 29, 2007, respectively	(161)	(208)
Treasury shares, at cost—1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	139,520	99,099

Total liabilities and stockholders’ equity	$357,648	$264,527

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	52 weeks ended September 27, 2008	52 weeks ended September 29, 2007	53 weeks ended September 30, 2006
Net sales	$500,277	$341,651	$225,323
Cost of sales	323,372	210,530	143,289

Gross profit	176,905	131,121	82,034

Selling and operating expenses	92,182	72,641	46,808
General and administrative expenses	42,311	30,781	17,112

Operating income	42,412	27,699	18,114

Other income (expense)	(235)	54	202
Interest expense	(5,705)	(6,176)	(2,261)

Income before income taxes	36,472	21,577	16,055

Income tax expense	(14,173)	(8,734)	(6,649)

Income before equity in losses of Keurig, Incorporated, net of tax benefit	22,299	12,843	9,406

Equity in losses of Keurig, Incorporated, net of tax benefit	—	—	(963)

Net income	$22,299	$12,843	$8,443

Basic income per share:
Weighted average shares outstanding	23,949,798	23,250,431	22,516,701
Net income	$0.93	$0.55	$0.37

Diluted income per share:
Weighted average shares outstanding	25,564,780	24,773,373	23,727,348
Net income	$0.87	$0.52	$0.36

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 27, 2008, September 29, 2007, and September 30, 2006 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)	Treasury stock		ESOP unallocated		Stockholders’ equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 24, 2005	23,599,735	$2,360	$28,155	$37,695	$(72)	(1,157,554)	$(7,336)	(45,615)	$(410)	$60,392
Issuance of common stock under employee stock purchase plan	88,095	9	877	—	—	—	—	—	—	886
Options exercised	356,577	35	1,268	—	—	—	—	—	—	1,303
Deferred compensation and stock compensation expense	—	—	1,846	—	—	—	—	—	—	1,846
Allocation of ESOP shares	—	—	53	—	—	—	—	16,305	147	200
Tax expense from allocation of ESOP shares	—	—	(22)	—	—	—	—	—	—	(22)
Tax benefit from exercise of options	—	—	1,551	—	—	—	—	—	—	1,551
Other comprehensive loss, net of tax	—	—	—	—	(476)	—	—	—	—	(476)
Value of earned exchanged options			817							817
Net income	—	—	—	8,443	—	—	—	—	—	8,443

Balance at September 30, 2006	24,044,407	2,404	34,545	46,138	(548)	(1,157,554)	(7,336)	(29,310)	(263)	74,940
Issuance of common stock under employee stock purchase plan	85,095	9	1,118	—	—	—	—	—	—	1,127
Options exercised	567,506	57	1,940	—	—	—	—	—	—	1,997
Deferred compensation and stock compensation expense	—	—	4,603	—	—	—	—	—	—	4,603
Allocation of ESOP shares	—	—	145	—	—	—	—	6,026	55	200
Tax expense from allocation of ESOP shares	—	—	(59)	—	—	—	—	—	—	(59)
Tax benefit from exercise of options	—	—	3,412	—	—	—	—	—	—	3,412
Other comprehensive income, net of tax	—	—	—	—	36	—	—	—	—	36
Net income	—	—	—	12,843	—	—	—	—	—	12,843

Balance at September 29, 2007	24,697,008	2,470	45,704	58,981	(512)	(1,157,554)	(7,336)	(23,284)	(208)	99,099
Issuance of common stock under employee stock purchase plan	75,982	8	2,018	—	—	—	—	—	—	2,026
Options exercised	705,546	71	3,556	—	—	—	—	—	—	3,627
Deferred compensation and stock compensation expense	—	—	6,455	—	—	—	—	—	—	6,455
Allocation of ESOP shares	—	—	153	—	—	—	—	5,155	47	200
Tax expense from allocation of ESOP shares	—	—	(61)	—	—	—	—	—	—	(61)
Tax benefit from exercise of options	—	—	5,782	—	—	—	—	—	—	5,782
Other comprehensive income, net of tax	—	—	—	—	93	—	—	—	—	93
Net income	—	—	—	22,299	—	—	—	—	—	22,299

Balance at September 27, 2008	25,478,536	$2,549	$63,607	$81,280	$(419)	(1,157,554)	$(7,336)	(18,129)	$(161)	$139,520

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	52 weeks ended September 27, 2008	52 weeks ended September 29, 2007	53 weeks ended September 30, 2006
Net income	$22,299	$12,843	$8,443
Other comprehensive income (loss), net of tax:
Deferred gains (losses) on derivatives designated as cash flow hedges	87	10	(408)
Losses (gains) on derivatives designated as cash flow hedges included in net income	6	26	(68)

Other comprehensive income (loss)	93	36	(476)

Comprehensive income	$22,392	$12,879	$7,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	52 weeks ended September 27, 2008	52 weeks ended September 29, 2007	53 weeks ended September 30, 2006
Cash flows from operating activities:
Net income	$22,299	$12,843	$8,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,500	10,328	7,906
Amortization of intangibles	4,812	4,811	1,402
Loss (gain) on disposal of fixed assets	201	133	(31)
Provision for doubtful accounts	1,159	620	360
Loss (gain) on futures derivatives	6	26	(68)
Tax benefit (expense) from exercise of non-qualified stock options and disqualified dispositions of incentive stock options	(386)	105	362
Tax benefit (expense) from allocation of ESOP shares	(61)	(59)	(22)
Equity in loss of Keurig, Incorporated	—	—	1,648
Deferred income taxes	549	145	385
Deferred compensation and stock compensation	6,455	4,603	1,846
Contributions to the ESOP	200	200	200
Changes in assets and liabilities, net of effect of acquisition:
Receivables	(16,568)	(9,922)	(7,906)
Inventories	(46,402)	(6,983)	(8,626)
Other current assets	(1,882)	(141)	(886)
Income taxes payable (receivable)	636	2,061	(1,335)
Other long-term assets	(660)	(52)	(409)
Accounts payable	8,667	8,969	5,489
Accrued compensation costs	4,642	291	3,031
Accrued expenses	4,779	1,856	1,035

Net cash provided by operating activities	1,946	29,834	12,824

Cash flows from investing activities:
Acquisition of Keurig, Incorporated, net of cash acquired	—	—	(101,052)
Expenditures for fixed assets	(48,718)	(21,844)	(13,613)
Proceeds from disposals of fixed assets	407	187	493

Net cash used for investing activities	(48,311)	(21,657)	(114,172)

Cash flows from financing activities:
Net change in revolving line of credit	33,500	(12,800)	102,800
Proceeds from issuance of common stock	5,653	3,123	2,189
Windfall tax benefits	6,168	3,307	1,189
Proceeds from issuance of long-term debt	—	45	—
Repayment of long-term debt	(63)	(100)	(8,580)
Deferred financing fees	(907)	—	(1,431)

Net cash provided by (used for) financing activities	44,351	(6,425)	96,167

Net increase (decrease) in cash and cash equivalents	(2,014)	1,752	(5,181)
Cash and cash equivalents at beginning of year	2,818	1,066	6,247

Cash and cash equivalents at end of year	$804	$2,818	$1,066

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,087	$6,654	$2,235
Cash paid for income taxes	$6,701	$3,184	$5,487
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$5,203	$7,827	$2,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Organization

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

GMC sells whole bean and ground coffee, hot cocoa, teas and coffees in K-Cups, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail markets, and directly to consumers. The majority of GMC’s revenue is derived from its North American wholesale markets.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup brewing systems for consumers at home (“AH”) or away-from-home (“AFH”). Keurig sells its single-cup brewers, coffee, tea and hot cocoa in K-Cups produced by a variety of roasters, including GMC, and related accessories mainly in domestic wholesale and retail markets, and also directly to consumers. Keurig earns royalty income from the sale of K-Cups from all licensed vendors to sell K-Cups.

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2008 and fiscal 2007 represent the years ended September 27, 2008 and September 29, 2007, respectively. Each of these fiscal years consists of 52 weeks. Fiscal 2006 represents the 53 week period ended September 30, 2006.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is measured using an adjusted standard cost method which approximates FIFO (first-in first-out). We regularly review whether the realizable value of our inventory is lower than its book value. If our valuation shows that the realizable value is lower than book value, we take a charge to expense and directly reduce the value of the inventory.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hedging

We enter into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company also enters into interest rate swaps to hedge against unfavorable changes in interest rates. These derivative instruments qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would record the changes in the fair value of the derivative instruments directly to earnings. See Notes 10 and 12 in the “Notes to Consolidated Financial Statements,” included elsewhere in this report.

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

Other long-term assets

Other long-term assets consist of deposits and debt issuance costs. Debt issuance costs are being amortized over the respective life of the applicable debt. Debt issuance costs included in other long-term assets in the accompanying consolidated balance sheet at September 27, 2008 and September 29, 2007 were $1,748,000 and $1,229,000, respectively.

Goodwill and intangibles

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and indefinite-lived intangibles are tested for impairment annually, using a market capitalization approach, and more frequently if indication of impairment arises.

On June 15, 2006, the Company acquired Keurig and recorded $73.9 million of goodwill. Goodwill from the Keurig acquisition was decreased by $1.4 million in the third fiscal quarter of 2007 primarily to reflect

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

updated estimates of R&D tax credits earned by Keurig in the years prior to the Company’s merger with Keurig. Goodwill was also increased by $113,000 in the third quarter of fiscal 2008 and decreased by $97,000 in the second quarter of fiscal 2007 due to the final settlements of contingencies related to the merger. This goodwill was tested for impairment in accordance with SFAS 142 at the end of fiscal 2008. To complete this impairment test, the Company evaluated the fair value of its Keurig reporting unit using a number of factors including the market capitalization of the Company and estimates of projected cash flows for the Keurig segment and the whole Company.

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

Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2008, 2007 and 2006. All intangible assets are being amortized using the straight-line method over their useful lives. For further information on goodwill and other intangible assets, see Note 7.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed are reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

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

Advertising costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 27, 2008 and September 29, 2007, prepaid advertising costs of $673,000 and $200,000, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $16,992,000, $11,230,000, and $9,132,000, for the years ended September 27, 2008, September 29, 2007, and September 30, 2006, respectively.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed assets

Fixed assets are carried at cost, net of accumulated depreciation. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. The cost and accumulated depreciation for fixed assets sold, retired, or otherwise disposed are relieved from the accounts, and the resultant gains and losses are reflected in income.

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

Revenue recognition

Revenue from wholesale and consumer direct sales is recognized upon product delivery, and in some cases upon product shipment. The Company has no contractual obligation to accept returns for damaged product nor does it guarantee product sales. Title, risk of loss, damage and insurance responsibility for the products pass from the Company to the buyer upon accepted delivery of the products from the Company’s contracted carrier. The Company will at times agree to accept returns or issue credits for products that are clearly damaged in transit.

Sales of single-cup coffee brewers are recognized net of an estimated allowance for returns. Royalty revenue is recognized upon shipment of K-Cups by roasters as set forth under the terms and conditions of various licensing agreements.

In addition, the Company’s customers can earn certain incentives, which are netted against sales or recorded in operating and selling expenses in the consolidated income statements. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, and performance based incentive programs.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 in its first quarter of fiscal 2008.

Financial instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at September 27, 2008. See Notes 10 and 12 for disclosures on fair value determinations of hedging instruments.

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

Keurig procures the brewers it sells from a third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $91,700,000 and $41,200,000 in fiscal 2008 and fiscal 2007, respectively. Keurig processes the majority of its orders for the home market sold through retailers through a fulfillment company. Revenue processed by this fulfillment company amounted to $88,600,000 at September 27, 2008 and receivables amounted to $19,600,000 and $7,000,000 at September 27, 2008, September 29, 2007, respectively.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research & Development

Research and development expenses are charged to income as incurred. These expenses amounted to $4,100,000 in fiscal 2008, $3,300,000 in fiscal 2007 and $1,100,000 in fiscal 2006. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

Recent pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2009. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115” (“SFAS159”). SFAS159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. The effect of adoption on the Company’s financial statements will depend primarily on specific transactions completed after the effective date.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for this Company. The effect of adoption on the Company’s financial statements will depend primarily on the materiality of non-controlling interests arising in future transactions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB 133.” This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage and amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: a) How and why an entity uses financial instruments; b) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and, c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which is Fiscal 2010 for this Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Fairly in Conformity With Generally Accepted Accounting Principles.”

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revised classification

The Company has revised the classification of certain information presented in its fiscal 2007 and fiscal 2006 Consolidated Statements of Cash Flows to conform to fiscal 2008 presentation.

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

4.	Inventories

Inventories consist of the following:

	September 27, 2008	September 29, 2007
Raw materials and supplies	$19,494,000	$11,823,000
Finished goods	65,817,000	27,086,000

	$85,311,000	$38,909,000

Inventory values above are presented net of $440,000 and $348,000 of obsolescence reserves at September 27, 2008, and September 29, 2007, respectively.

At September 27, 2008, the Company had approximately $73.2 million in green coffee purchase commitments, of which approximately 59% had a fixed price. These commitments extend through 2011. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.33 per pound at September 27, 2008. In addition to its green coffee commitments, the Company had approximately $49.8 million in fixed price brewer inventory purchase commitments and $12.2 million in production raw materials commitments at September 27, 2008. The Company believes based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	September 27, 2008	September 29, 2007
Production equipment	1 - 15	$68,783,000	$48,847,000
Equipment on loan to wholesale customers	3 - 7	12,269,000	13,013,000
Computer equipment and software	1 - 10	24,020,000	20,560,000
Land	Indefinite	1,391,000	—
Building and building improvements	4- 30	14,744,000	5,559,000
Furniture and fixtures	1 - 15	6,598,000	5,140,000
Vehicles	4 - 5	1,070,000	1,005,000
Leasehold improvements	1 - 20 or remaining life of the lease, whichever is less	7,135,000	3,387,000
Construction-in-progress		11,843,000	7,787,000

Total fixed assets		147,853,000	105,298,000
Accumulated depreciation		(50,175,000)	(39,606,000)

		$97,678,000	$65,692,000

Total depreciation and amortization expense relating to all fixed assets was $13,500,000, $10,328,000, and $7,906,000 for fiscal 2008, 2007, and 2006, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on September 27, 2008 are expected to be in production use before the end of fiscal 2009.

During fiscal 2008, fiscal 2007, and fiscal 2006, $550,000, $444,000, and $164,000, respectively, of interest expense was capitalized.

The Company regularly undertakes a review of its fixed assets records. In fiscal 2008, 2007, and 2006, the Company recorded impairment charges related to obsolete equipment amounting to $32,000, $125,000, and $23,000, respectively. In fiscal 2008, 2007 and 2006, the impairment charges were recorded in other income (expense) on the Consolidated Statement of Operations, under the GMC segment of the Company.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

The provision for income taxes for the years ended September 27, 2008, September 29, 2007 and September 30, 2006 consists of the following:

	September 27, 2008	September 29, 2007	September 30, 2006
Current tax expense:
Federal	$10,935,000	$6,943,000	$4,543,000
State	2,010,000	1,409,000	1,139,000
Foreign	523,000	—	—

Total current	13,468,000	8,352,000	5,682,000

Deferred tax expense:
Federal	849,000	453,000	$836,000
State	(144,000)	(71,000)	131,000

Total deferred	705,000	382,000	967,000

Total tax expense	$14,173,000	$8,734,000	$6,649,000

Net deferred tax liabilities consist of the following:

	September 27, 2008	September 29, 2007
Deferred tax assets:
Section 263A capitalized expenses	$838,000	$391,000
Deferred hedging losses	284,000	352,000
Vermont VEPC tax credit	268,000	546,000
Deferred compensation	2,441,000	1,156,000
Other reserves and temporary differences	2,583,000	1,701,000
Research and development tax credit carryforwards	389,000	1,399,000
Net operating loss carryforwards	—	589,000

Gross deferred tax assets	6,803,000	6,134,000
Deferred tax asset valuation allowance	—	(42,000)

Deferred tax liability:
Depreciation	(10,238,000)	(6,737,000)
Intangible assets	(12,110,000)	(14,127,000)

Gross deferred tax liabilities	(22,348,000)	(20,864,000)

Net deferred tax liabilities	$(15,545,000)	$(14,772,000)

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 34% is as follows:

	September 27, 2008	September 29, 2007	September 30, 2006
Tax at U.S. Federal Statutory rate	$12,400,000	$7,336,000	$5,459,000
Increase (decrease) in rates resulting from:
Qualified stock option compensation accounting under FAS123R	699,000	648,000	390,000
State taxes, net of federal benefit	1,801,000	723,000	851,000
Section 199 deduction	(906,000)	(243,000)	(162,000)
Other	179,000	270,000	111,000

Tax at effective rates	$14,173,000	$8,734,000	$6,649,000

A reconciliation of increases and decreases in unrecognized tax benefits is as follows:

Gross tax contingencies – September 29, 2007	$524,000
Gross increases to tax positions in prior periods	—
Gross decreases to tax positions in prior periods	—
Gross increases to current period tax positions	30,000
Audit settlements paid during 2007	—

Gross tax contingencies, September 27, 2008	$554,000

The Company adopted the provisions of FIN 48 effective for the first quarter of fiscal year 2008. The total amount of unrecognized tax benefits at September 27, 2008 and September 29, 2007 was $554,000 and $524,000, respectively. The unrecognized tax benefits relate entirely to research and development credits at the federal and state level. The amount of unrecognized tax benefits at September 27, 2008 that would impact the effective tax rate if resolved in favor of the Company is $277,000. Any release of the reserve related to R&D credits earned prior to the Company’s acquisition of Keurig (currently $277,000) will be an adjustment to goodwill. The Company recognizes interest and penalties related to unrecognized tax items in the provision for income taxes.

At September 27, 2008, the Company has state research and development credit carryforwards of $598,000, expiring at various dates through 2023. During fiscal 2008, the Company fully utilized its remaining federal net operating loss (“NOL”) and federal research and development credit.

The federal research and development tax credit expired on December 31, 2007. On October 3, 2008, after the Company’s fiscal year-end, the credit was extended for the 2008 calendar year. The Company has claimed a tax credit (and reserve against it) through December 31, 2007. The Company will report an additional $86,000 of federal tax credit and an associated $17,000 reserve as a discrete item in the first quarter of 2009 to recognize this retroactive extension. With this exception, the Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months.

On January 22, 2004, the Vermont Economic Progress Council (VEPC) approved an application from the Company for payroll and capital investment tax credits. The total incentives authorized are $2,091,000 over a five year period beginning in fiscal year 2004. As of September 28, 2008, the Company has met the minimum investment requirements and earned capital investment and payroll tax credits to date through

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2008 of $1,844,000 and $247,000, respectively. All credits are also subject to recapture and disallowance provisions due to curtailment of trade or business. The Company is deemed to have substantially curtailed its trade or business if the average number of full time employees in any period of 120 consecutive days is less than 75% of the highest average number of full time employees for any year in a period of six years after the initial authorization of the incentive. The tax credit is earned as actual capital expenditures are made in the State of Vermont or employees added to the payroll in the case of the payroll tax credit. Once a credit is earned, it may be carried forward to any subsequent year for which an approval exists (2004 through 2008 for the Company) or to any of the next 5 succeeding years following the last year of the term approved by the VEPC. The decrease in state income tax expense attributable to VEPC tax credits earned during fiscal years 2007 and 2006, after the federal tax effect, was $222,000 and $339,000, respectively. No VEPC tax credit was earned in fiscal 2008.

The Company had a deferred tax asset, and associated valuation allowance, of approximately $42,000, related to a capital loss carryforward that expired on September 29, 2007.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company carries $72.5 million and $72.4 million of goodwill at September 27, 2008 and September 29, 2007 related to its merger with Keurig, respectively. Goodwill was increased by $113,000 in the third quarter of fiscal 2008 and decreased by $97,000 in the second quarter of fiscal 2007 due to the final settlements of contingencies related to the merger. Goodwill was also decreased by $1.4 million in the third fiscal quarter of 2007 primarily to reflect updated estimates of R&D tax credits earned by Keurig in the years prior to the Company’s merger with Keurig.

This acquisition was recorded in accordance with Financial Accounting Standards No. 141 (FAS 141) “Business Combinations” and No. 142 (FAS 142) “Goodwill and Other Intangibles”. Intangible assets recorded in association with this acquisition are being amortized over their estimated useful lives ranging from 7 to 10 years.

Intangibles on the September 27, 2008 and September 29, 2007 balance sheets amount to $29.4 million and $34.2 million, respectively, and are presented net of accumulated amortization of $13.4 million and $8.6 million, respectively. Total intangible assets include a $2.5 million balance (gross of deferred tax liability) of identifiable technology intangible assets that were acquired through the investment made in Keurig in 2002. These assets continue to be amortized on a straight-line basis over their useful lives estimated in 2002 and ranged from 7 to 10 years. Total intangibles also represents $18.3 million of acquired completed technology with an average life of 10 years and $20.7 million of customer and roaster partner agreements and other intangible assets with an average life of 8 years. Amortization expense of intangibles in fiscal 2008, fiscal 2007 and fiscal 2006 amounted to $4,812,000, $4,812,000 and $1,402,000, respectively. Amortization of intangibles expense (gross of tax) is anticipated to be $4,708,000; $4,598,000; $4,552,000 and $4,377,000 in the years fiscal 2009 through fiscal 2012, respectively.

Prior to the acquisition of Keurig on June 15, 2006, the Company owned 33.2% of Keurig on a fully diluted basis and accounted for its investment in Keurig under the equity method of accounting.

The Company has historically conducted arms-length business transactions with Keurig. Under license agreements with Keurig dated July 22, 2003 and June 30, 2002 as amended, the Company paid Keurig a royalty for sales of Keurig licensed products. In fiscal 2006, the Company recorded royalties in cost of sales in the amount of $9,497,000 for the thirty-eight weeks ended June 15, 2006 (the Keurig merger date).

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

Keurig was on a calendar year-end. The Company has included in its income for its 2006 fiscal year the Company’s equity interest in the fourth calendar fiscal quarter of Keurig’s earnings (October 1, 2005 through December 31, 2005) and the first two calendar fiscal quarters of Keurig’s earnings (January 1, 2006 through June 15, 2006, the merger date). The equity interest in the earnings of Keurig includes the

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s portion of Keurig’s earnings for the period relative to the Company’s ownership of common stock in Keurig for that period including certain adjustments. These adjustments include the amortization of assigned intangible assets, the accretion of preferred stock dividends and redemption rights, as well as depreciation differences between the Company’s equity in the fair value of certain fixed assets as compared to Keurig’s historical cost basis. For the thirty-eight weeks ended June 15, 2006, the Company’s equity interest in the losses of Keurig amounted to ($3,384,000). In fiscal 2006, for the thirty-eight weeks ended June 15, 2006, ($3,502,000) of the equity interest in Keurig’s losses was due to the accretion of preferred stock redemption rights. The redemption value represented Keurig’s estimate of the amount the holders of the preferred shares would have received upon redemption. The redemption value was based upon a valuation of Keurig performed annually and approved by Keurig’s Board of Directors. The Company carried its investment in Keurig’s preferred stock at accreted redemption value, which approximated fair value which the Company believed it could realize upon redemption or in a transaction with an independent third party. During the fiscal year 2006, $2,421,000 of the earnings related to the investment in Keurig was due to the increase in the fair value of the Company’s preferred shares based upon a valuation determined by Keurig’s Board of Directors. The Company recognized its earnings related to its investment in Keurig net of related tax effects.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information for the 2006 fiscal year has been prepared assuming the acquisition occurred at the beginning of the period presented:

Dollars in thousands except per share data	53 weeks ended September 30, 2006 Pro Forma
Net sales	$262,203
Operating income	$14,019
Net income	$4,608

Basic income per share:
Weighted average shares outstanding	22,516,701
Net income	$0.20

Diluted income per share:
Weighted average shares outstanding	23,820,183
Net income	$0.19

8.	Segment Reporting

Since the acquisition of Keurig on June 15, 2006 and throughout fiscal 2007, the Company manages its operations through two business segments: GMC and Keurig. GMC sells whole bean and ground coffee, coffee, hot cocoa and tea in K-Cups, Keurig single cup brewers and other accessories mainly in domestic wholesale and retail markets. Keurig sells their single cup brewers, coffee, hot cocoa and tea in K-Cups produced by a variety of licensed roasters and related accessories mainly in domestic wholesale and retail markets. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

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

Beginning in fiscal 2008, the Company manages its operations through two operating segments, GMC and Keurig, each of which is a reportable segment. Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of our CEO, CFO, Chairman of the Board, Vice President of Human Resources, Vice President of Corporate Social Responsibility and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of the identifiable intangibles acquired when Keurig was purchased, as well as certain corporate legal expenses and board of directors fees. All of the Company’s goodwill and intangible assets are included in Corporate assets.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2007 and fiscal 2006 segment disclosures have been reclassified to conform to current segment presentation throughout this report.

Fiscal year ended 9/27/08 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$285,894	$214,383	—	—	$500,277
Intersegment sales	$34,158	$39,191	—	$(73,349)	—
Net sales	$320,052	$253,574	—	$(73,349)	$500,277

Income before taxes	$27,823	$32,588	$(23,503)	$(436)	$36,472

Total assets	$252,127	$86,680	$103,349	$(84,508)	$357,648

Stock compensation	$1,978	$2,519	$1,851	—	$6,348

Interest expense	—	—	$5,705	—	$5,705

Property additions	$42,558	$3,536	—	—	$46,094

Depreciation and amortization	$11,792	$1,708	$4,812	—	$18,312

Fiscal year ended 9/29/07 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$230,487	$111,164	—	—	$341,651
Intersegment sales	$11,471	$23,607	—	$(35,078)	—
Net sales	$241,958	$134,771	—	$(35,078)	$341,651

Income before taxes	$22,453	$16,771	$(17,366)	$(281)	$21,577

Total assets	$153,423	$40,382	$108,048	$(37,326)	$264,527

Stock compensation	$1,690	$1,565	$1,037	—	$4,292

Interest expense	—	—	$6,176	—	$6,176

Property additions	$19,715	$2,129	—	—	$21,844

Depreciation and amortization	$8,798	$1,660	$4,811	—	$15,269

Year ended 9/30/06 in thousands	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$206,052	$19,271	—	—	$225,323
Intersegment sales	$1,530	$4,845	—	$(6,375)	$—
Net sales	$207,582	$24,116	—	$(6,375)	$225,323

Income before taxes	$18,655	$1,142	$(3,563)	$(179)	$16,055

Total assets	$110,826	$31,170	$114,324	$(22,314)	$234,006

Stock compensation	$1,692	$113	—	—	$1,805

Interest expense	$100	$—	$2,161	—	$2,261

Property additions	$12,732	$881	—	—	$13,613

Depreciation and amortization	$7,543	$725	$1,402	—	$9,670

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Warranty reserve

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. During fiscal 2007, the Company experienced higher warranty returns associated with a defective component for specific brewers manufactured during calendar 2006. The defective component was replaced with an improved component for all brewers beginning in January 2007. Replacement costs amounted to $1,600,000, of which $1,400,000 was recovered from the component manufacturer. This recovery was reflected in Keurig’s fiscal 2007 cost of sales.

The changes in the carrying amount of product warranty reserves for fiscal 2008 are as follows:

Year ended September 27, 2008
Balance at September 29, 2007	$815,000
Provision charged to income, net of reimbursements	2,322,000
Usage	(2,489,000)

Balance at September 27, 2008	$648,000

The changes in the carrying amount of product warranty reserves for fiscal 2007 are as follows:

Year ended September 29, 2007
Balance at September 30, 2006	$230,000
Provision charged to income	1,928,000
Usage	(1,343,000)

Balance at September 29, 2007	$815,000

10.	Credit Facility

The Company maintains a Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”) and other lenders. On December 3, 2007, the Company amended its Credit Facility to increase the facility from $125,000,000 to $225,000,000, extend the expiration date of the Credit Facility from June 15, 2011 to December 3, 2012 and amend certain financial covenants. In addition, the Company has the ability from time to time to increase the size of the Credit Facility by up to an additional $50,000,000, subject to receipt of lender commitments and other conditions precedent. The Company paid fees to its lenders for amendments to the Credit Facility of $711,000 in the first quarter of fiscal 2008 and $112,000 in the fourth quarter of fiscal 2008. The Company also incurred $84,000 in other financing fees related to these amendments.

At September 27, 2008 and September 29, 2007, $123,500,000 and $90,000,000 were outstanding under the Credit Facility, respectively. The Credit Facility is secured by all assets of the Company. The Credit Facility contains various negative covenants, including limitations on: liens; investments; loans and advances; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Credit Facility is subject to the following financial covenants: a funded debt to adjusted EBITDA covenant, a fixed charge coverage ratio covenant and a capital expenditures covenant. Effective on July 18,

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008, the Credit Facility was amended to increase the maximum amount of capital expenditures permitted to $60,000,000 in fiscal year 2008 and each fiscal year thereafter. In addition, the Company is allowed a carry-over of the unused amount available for capital expenditures for the preceding fiscal year. The Company was in compliance with these covenants at September 27, 2008.

The borrowings under the Credit Facility bear interest at prime or Libor rates, plus a margin based on a performance price structure. At September 27, 2008, interest rates charged on the Credit Facility were as follows: 5.25% (Prime rate plus 25 basis points) on $6,500,000 and 4.45% (one month Libor plus 125 basis points) on $117,000,000. However, the rate charged on $78,466,667 of the $117,000,000 one-month Libor was fixed through swap agreements (see below). Therefore, the rate paid by the Company on that portion of the debt was in effect 5.11% (3.86% plus 125 basis points).

At September 29, 2007, the interest rate charged on the Credit Facility was 6.75% (Libor plus 125 basis points). However, the rate charged on $65,466,667 of the $90,000,000 one-month Libor was fixed through a swap agreement (see below). Therefore, the rate paid by the Company on that portion of the debt was in effect 6.69% (5.44% plus 125 basis points).

Interest on Libor loans is paid in arrears on the maturity date of such loans. The variable portion of the Credit Facility accrues interest daily and is paid quarterly, in arrears. The Company also pays a commitment fee on the average daily unused portion of the Credit Facility.

At September 27, 2008, and September 29, 2007, the Company also had $345,000 and $361,000 in outstanding letters of credit for leased office space and $9,655,000 and $9,639,000 available under the Credit Facility to issue letters of credit, respectively.

The Company is party to interest rate swap agreements. The notional amounts of these swaps at September 27, 2008 and September 29, 2007 was $78,466,667 and $65,466,667, respectively. The effect of these swaps was to limit the interest rate exposure to a fixed rate at September 27, 2008 as follows: 5.44% versus the 30-day Libor rate on $28,466,667; 2.35% versus the 30-day Libor rate on $30,000,000; and 3.87% versus the 30-day Libor rate on $20,000,000. The swap’s notional amounts will decrease progressively in future periods and terminates on various dates from June 2010 through December 2012.

In accordance with the swap agreements and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense calculated is greater based on the 30-day Libor rate, the lender pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the lender.

The fair market value of the interest rate swaps are the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 27, 2008 and September 29, 2007 the Company estimates it would have paid $634,000 and $871,000 (gross of tax), respectively, had it terminated the agreements. The Company designates the swap agreements as cash flow hedges and the fair value of these swaps are classified in accumulated other comprehensive income. The fair market value for the interest rate swaps were obtained from a major financial institution based on the market value of those financial instruments at the end of each fiscal year.

In fiscal years 2008, 2007 and 2006, the Company paid $1,050,000, $66,000 and $8,000, respectively, in additional interest expense pursuant to the swap agreements. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreements; however, nonperformance is not anticipated.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Long-term Debt

	September 27, 2008	September 29, 2007
Bank of America revolving line of credit (Note 10)	$123,500,000	$90,000,000
Office equipment capital leases	50,000	101,000
Service vehicle installment loans	—	12,000

	123,550,000	90,113,000
Less current portion	33,000	63,000

	$123,517,000	$90,050,000

Service Vehicle Installment Loans

These loans are for the purchase of service vehicles. These notes matured in February 2008.

Office Equipment Capital Leases

The Company leases copiers and fax machines. These leases require monthly installments of principal and interest totaling approximately $5,000. Maturities vary from May 2009 to September 2010.

Maturities

Maturities of long-term debt for years subsequent to September 27, 2008 are as follows:

Fiscal Year
2009	$33,000
2010	17,000
2011	—
2012	—
2013	123,500,000

$123,550,000

12.	Coffee price hedging

The Company regularly enters into coffee futures contracts to hedge forecasted purchases of green coffee and therefore designates these contracts as cash flow hedges. At September 27, 2008, the Company held outstanding futures contracts covering 1,162,500 pounds of coffee with a fair market value of ($39,000). At September 27, 2008, deferred losses on futures contracts designated as cash flow hedges amounted to $70,000 ($43,000, net of taxes). These futures contracts are hedging coffee purchases forecasted to take place in the next six months and the related losses will be reflected in cost of sales in the first three fiscal quarters of 2009, when the related finished goods inventory is sold. The deferred losses are classified as accumulated other comprehensive losses. At September 29, 2007, the Company held no coffee futures and carried no deferred gains or losses from coffee futures transactions on its balance sheet.

The total losses on coffee futures contracts that were included in cost of sales in fiscal 2008 and fiscal 2007 amounted to $9,000 ($6,000 net of tax) and $45,000 ($26,000 net of tax), respectively. The total gains on futures contracts designated as cash flow hedges that were included in cost of sales in fiscal 2006 amounted

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to $54,000 ($31,000 net of tax). The fair market value for the futures is calculated at the end of each fiscal year, in consideration of information provided by a major financial institution, based on the market prices of identical (or similar) instruments that are regularly traded in readily observable markets.

13.	Employee Compensation Plans

Stock Option Plans

On May 20, 1999, the Company registered on Form S-8 the 1999 Stock Option Plan (the “1999 Plan”). Under this plan, 1,500,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 1999 Plan generally expire 10 years after the grant date, or earlier if employment terminates. At September 27, 2008 and September 29, 2007, options for 202 shares and 40,152 shares of common stock were available for grant under the plan, respectively.

On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the “2000 Plan”). Under this plan, 2,400,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan generally expire 10 years after the grant date, or earlier if employment terminates. At September 27, 2008 and September 29, 2007, options for 172 shares and 99,132 shares of common stock were available for grant under the plan, respectively.

On March 16, 2006, stockholders of the Company approved the Company’s 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan was amended on March 13, 2008 to which the total shares of common stock authorized for issuance increased to 1,600,000 from 900,000 at fiscal 2007 year end. Awards other than stock options are limited to a total of 180,000 over the life of the 2006 Plan. At September 27, 2008 and September 29, 2007, options for 399,642 shares and 10,950 shares of common stock were available for grant under the plan, respectively.

On June 15, 2006, the Company completed its acquisition of Keurig. In connection with this acquisition, the Company assumed the existing outstanding unvested option awards of the Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) and the Keurig, Incorporated 2005 Stock Option Plan (the “2005 Plan”). No shares under either the 1995 Plan or the 2005 Plan were eligible for post-acquisition awards. At September 27, 2008 and September 29, 2007, 32,922 and 155,853 options out of the 308,202 options for shares of common stock granted were outstanding under 1995 Plan, respectively. At September 27, 2008 and September 29, 2007, 160,573 options and 271,518 options out of the 331,239 options granted for shares of common stock were outstanding under the 2005 Plan, respectively. All awards assumed in the acquisition were initially granted with a four-year vesting schedule and continue to vest in accordance with their existing terms. Also in connection with the acquisition, the Company made an inducement grant on June 15, 2006 to Mr. Nicholas Lazaris of a non-qualified stock option to purchase 150,000 shares of the Company’s common stock, which vests in four equal annual installments beginning on June 15, 2007. The 150,000 inducement grant was outstanding at September 29, 2007. On August 15, 2008, Mr. Lazaris separated from the Company and options for 37,500 shares out of the 150,000 granted were vested and outstanding at the 2008 fiscal year end.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 1999 Plan and the 2000 Plan, the option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company’s common stock at the date of grant. Under the 1999 Plan, the option price for each non-qualified stock option shall not be less than 85% of the fair market value of the common stock at the date of grant. The 2000 Plan does not have restrictions on the pricing of non-qualified grants. The 2006 Plan requires the exercise price for all awards requiring exercise to be no less than 100% of fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company’s common stock at the date of grant. Options under the 1999 Plan, the 2000 Plan and the 2006 Plan become exercisable over periods determined by the Board of Directors, generally in the range of four to five years.

Option activity is summarized as follows:

	Number of Shares	Average Exercise Price
Outstanding at September 29, 2007	3,506,170	12.32
Granted	493,768	30.74
Exercised	(705,546)	5.16
Canceled	(151,781)	14.99

Outstanding at September 27, 2008	3,142,611	13.89

Exercisable at September 27, 2008	1,782,348	$8.22

The following table summarizes information about stock options expected to vest at September 27, 2008:

Range of exercise price	Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 27, 2008
$ 0.94 - $42.48	3,008,310	6.24	13.89	$75,116,000

The following table summarizes information about stock options exercisable at September 27, 2008:

Range of exercise price	Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 27, 2008
$ 0.94 - $42.48	1,782,348	4.57	8.22	$54,548,000

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”) at the beginning of its first fiscal quarter of 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical employee turnover experience and future expectations.

The Company uses a blend of recent and historical volatility to estimate expected volatility at the measurement date. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company’s historical experience.

Income before income taxes was reduced by $6,348,000, $4,292,000 and $1,805,000 (gross of tax), respectively, due to the recognition of stock compensation expense for the years ended September 27,

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008, September 29, 2007 and September 30, 2006, respectively. Net of tax, stock compensation expense was $4,755,000, $3,335,000 and $1,479,000 for the years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

Total unrecognized share-based compensation costs related to unvested stock options expected to vest were approximately $12,384,000 as of September 27, 2008 which related to approximately 1,226,000 shares. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2 years at September 27, 2008. The intrinsic values of options exercised during fiscal 2008 and fiscal 2007 were approximately $22,217,000 and $9,967,000, respectively. The Company’s policy is to issue new shares upon exercise of stock options.

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during fiscal 2008: an expected life averaging 6 years; an average volatility of 45%; no dividend yield; and a risk-free interest rate averaging 3%. The weighted-average fair value of options granted during fiscal 2008 was $14.44.

The following assumptions were used for option grants issued during fiscal 2007: an expected life averaging 6 years; an average volatility of 39%; no dividend yield; and a risk-free interest rate averaging 5%. The weighted-average fair value of options granted during fiscal 2007 was $9.64.

The following assumptions were used for option grants issued during fiscal 2006: an expected life averaging 5 years; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 5%. The weighted-average fair value of options granted during fiscal 2006 was $7.47.

Employee Stock Purchase Plan

On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. On March 13, 2008, the plan was amended and renamed the Amended and Restated Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at the lesser of 85 percent of the beginning or ending withholding period fair market value as defined in the plan. There are two six-month withholding periods in each fiscal year. At September 27, 2008 and September 29, 2007, options for 555,050 and 631,032 shares of common stock were available for grant under the plan, respectively.

The grant-date fair value of employees’ purchase rights granted during fiscal 2008 under the Company’s ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to 6 months; an average volatility of 59%; no dividend yield; and an average risk-free interest rate equal to 3%. The weighted-average fair value of purchase rights granted during fiscal 2008 was $10.02.

The assumptions used for fiscal 2007 ESPP grants were: an expected life equal to 6 months; an average volatility of 36%; no dividend yield; and an average risk-free interest rate equal to 5%. The weighted-average fair value of purchase rights granted during fiscal 2007 was $4.03.

The assumptions used for fiscal 2006 ESPP grants were: an expected life equal to 6 months; an average volatility of 35%; no dividend yield; and an average risk-free interest rate equal to 4.2%. The weighted-average fair value of purchase rights granted during fiscal 2006 was $3.03.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Defined Contribution Plan

The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. As of January 1, 2008, the defined contribution plan of the Keurig subsidiary was merged into the Company’s defined contribution plan. All regular full-time employees of the Company who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $1,245,000, $856,000, and $723,000, for the years ended September 27, 2008, September 29, 2007, and September 30, 2006, respectively.

Prior to January 1, 2008, the Keurig subsidiary of the Company had a separate defined contribution plan that met the requirements of section 401(k) of the Internal Revenue Code. All regular full-time employees of Keurig who were at least eighteen years of age and had completed three months of service were eligible to participate in the plan. The plan allowed employees to defer a portion of their salary on a pre-tax basis and the Company contributed 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the Keurig plan amounted to $62,000 for the fiscal quarter ended December 29, 2007 and $296,000 and $50,000 for the fiscal years ended September 29, 2007 and September 30, 2006, respectively.

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

In April 2001, a total of 37,500 shares were purchased at a cost of $197,000 in the open market and distributed directly to participants. On April 16, 2001, the Company made a $2,000,000 loan to the Trust to provide funds for the open-market purchases of the Company’s common stock. This loan bears interest at an annual rate of 8.5% and provides for annual repayments to the Company. The maturity date of the loan is the last business day of the Company’s fiscal 2010 year. Between April 19, 2001 and August 21, 2001, the Trust purchased 221,400 shares of the Company’s common stock at an average price of $9.04 per share. The fair value of unearned ESOP shares at September 27, 2008 and September 29, 2007 was $703,000 or $38.80 per share and $773,000 or $33.19 a share, respectively.

For each of the years ended September 27, 2008, September 29, 2007, and September 30, 2006, the Company recorded compensation costs of $200,000 annually for contributions to the ESOP.

After the close of 2007 and 2006 calendar years, 6,026 shares and 16,305 shares were transferred from the unallocated ESOP pool of shares and allocated to participants’ accounts, respectively. At September 27, 2008, 5,155 shares had been committed to be released to participants’ accounts at the end of the calendar 2008 year.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Deferred Compensation Plan

The 2002 Deferred Compensation Plan, amended in December 2007, permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company. Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 27, 2008 and September 29, 2007, 285,325 shares and 288,206 shares of Common Stock were available for future issuance under this Plan, respectively. As of September 27, 2008 and September 29, 2007, rights to acquire 14,675 and 11,794 shares of Common Stock were outstanding under this Plan, respectively.

17.	Related party transactions

The Company uses travel services provided by Heritage Flight, a charter air services company acquired in September 2002 by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During fiscal years 2008, 2007, and 2006, the Company was billed a total of $305,000, $234,000, and $115,000, respectively, by Heritage Flight for travel services provided to various employees of the Company.

18.	Commitments, Lease Contingencies and Contingent Liabilities

Leases

The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancelable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases was $5,208,000, $3,693,000, and $2,899,000 in fiscal 2008, 2007, and 2006, respectively.

Minimum future lease payments under non-cancellable operating leases for years subsequent to September 27, 2008 are as follows:

Fiscal Year	Operating Leases
2009	$4,497,000
2010	4,200,000
2011	3,937,000
2012	3,244,000
2013	2,414,000
Thereafter	7,129,000

Total minimum lease payments	$25,421,000

In conjunction with its purchase of Keurig’s stock in 2002, the Company had issued Stock Appreciation Rights (SARs). Upon consummation of a liquidity event involving the stock of Keurig as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig’s stock and the price paid by the Company when it acquired Keurig stock in 2002. The Merger was not considered a liquidity event, and therefore no payments under these SARs agreements were made upon consummation of the Merger. However, the agreement remains in effect and, under certain

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances, if the Company were to sell Keurig, the sale may trigger a liquidity event under the agreement. At September 27, 2008, the Company estimated that it would have been required to record an expense equal to $2,820,000, had a liquidity event occurred.

19.	Earnings per share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income per share from continuing operations (dollars in thousands, except share and per share data):

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Numerator—basic and diluted earnings per share: Net income	$22,229	$12,843	$8,443

Denominator:
Basic earnings per share—weighted average shares outstanding	23,949,798	23,250,431	22,516,701
Effect of dilutive securities—stock options	1,614,982	1,522,942	1,210,647

Diluted earnings per share—weighted average shares outstanding	25,564,780	24,773,373	23,727,348

Basic earnings per share	$0.93	$0.55	$0.37
Diluted earnings per share	$0.87	$0.52	$0.36

For the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006, 234,000, 426,000, and 387,000 options for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

20.	Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2008 (dollars in thousands, except per share data). Each fiscal quarter of 2008 comprises 13 weeks.

Fiscal 2008	December 29, 2007	March 29, 2008	June 28, 2008	September 27, 2008
Net sales	$126,445	$120,877	$118,120	$134,835
Gross profit	$43,289	$44,713	$42,494	$46,409
Net income	$2,925	$5,957	$6,329	$7,088
Earnings per share:
Basic	$0.12	$0.25	$0.26	$0.29
Diluted	$0.12	$0.23	$0.25	$0.28

GREEN MOUNTAIN COFFEE ROASTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the quarterly information for fiscal 2007 (dollars in thousands, except per share data). Each fiscal quarter of 2007 comprises 13 weeks.

Fiscal 2007	December 30, 2006	March 31, 2007	June 30, 2007	September 29, 2007
Net sales	$83,341	$82,877	$82,418	$93,015
Gross profit	$31,685	$32,484	$34,136	$32,816
Net income	$2,442	$3,145	$3,685	$3,571
Earnings per share:
Basic	$0.11	$0.14	$0.16	$0.15
Diluted	$0.10	$0.13	$0.15	$0.14

21.	Subsequent events

On September 15, 2008, the Company entered into an Asset Purchase Agreement with Tully’s Coffee Corporation, a Washington corporation (“Tully’s”) and Tully’s Bellaccino, LLC, a Washington limited liability company and wholly-owned subsidiary of Tully’s (the “Purchase Agreement”) pursuant to which the Company agrees to acquire the Tully’s coffee brand and certain assets related to the Tully’s wholesale business for a total purchase price of $40,300,000, to be paid in cash. The Purchase Agreement contains customary representations, warranties and covenants, and is subject to customary closing conditions, including the approval of the Tully’s shareholders. The Company intends to finance the consideration paid pursuant to the Purchase Agreement through its existing $225,000,000 senior revolving credit facility. On October 24, 2008, the Company received consent from the lenders under its existing revolving credit agreement to waive the provision of the credit agreement which prohibits borrowings in excess of $25,000,000 for acquisitions in a fiscal year for the limited purpose of allowing the Company to consummate the Tully’s acquisition.

On October 23, 2008, Keurig entered into a Settlement and License Agreement with Kraft Foods Inc., Kraft Foods Global, Inc., and Tassimo Corporation (collectively “Kraft”) providing for a complete settlement of Keurig’s previously filed lawsuit against Kraft. Pursuant to the terms of the Settlement and License Agreement, Kraft paid to Keurig a lump sum of $17,000,000 and Keurig grants to Kraft and its affiliates a limited, non-exclusive, perpetual, worldwide, fully paid up license of certain Keurig patents. The settlement will be recorded in the Company’s first quarter of fiscal 2009 as a non-recurring item in operating income.

Schedule II—Valuation and Qualifying Accounts

for the fiscal years ended

September 27, 2008, September 29, 2007, and September 30, 2006

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2008	$1,600,000	$1,159,000	$243,000	—	$3,002,000
Fiscal 2007	$1,021,000	$620,000	—	$41,000	$1,600,000
Fiscal 2006	$544,000	$360,000	$117,000	—	$1,021,000

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Warranty reserve:
Fiscal 2008	$815,000	$2,322,000	—	$2,489,000	$648,000
Fiscal 2007	$230,000	$1,928,000	—	$1,343,000	$815,000
Fiscal 2006	—	$260,000	$353,000	$383,000	$230,000

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Inventory obsolescence reserve:
Fiscal 2008	$348,000	$1,141,000	—	$1,049,000	$440,000
Fiscal 2007	$219,000	$861,000	—	$732,000	$348,000
Fiscal 2006	$133,000	$766,000	$99,000	$779,000	$219,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.