Form 10-Q
period 2008-12-27
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2009-02-05
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 27, 2008

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

As of February 2, 2009, 24,712,387 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	December 27, 2008	September 27, 2008
Assets
Current assets:
Cash and cash equivalents	$2,475	$804
Restricted cash and cash equivalents	575	161
Receivables, less uncollectible accounts and return allowances of $5,357 and $3,002 at December 27, 2008 and September 27, 2008, respectively	70,328	54,782
Inventories	66,839	85,311
Other current assets	5,632	4,886
Deferred income taxes, net	10,043	6,146

Total current assets	155,892	152,090

Fixed assets, net	98,818	97,678
Intangibles, net	28,193	29,396
Goodwill	73,953	73,953
Other long-term assets	4,913	4,531

Total assets	$361,769	$357,648

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29	$33
Accounts payable	50,477	43,821
Accrued compensation costs	8,218	11,669
Accrued expenses	20,484	14,645
Income tax payable	8,748	2,079
Other short-term liabilities	4,609	673

Total current liabilities	92,565	72,920
Long-term debt	90,013	123,517
Deferred income taxes, net	21,485	21,691
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 60,000,000 shares; Issued - 25,815,045 and 25,478,536 shares at December 27, 2008 and September 27, 2008, respectively	2,583	2,549
Additional paid-in capital	69,774	63,607
Retained earnings	95,664	81,280
Accumulated other comprehensive loss	(2,818)	(419)
ESOP unallocated shares, at cost - 18,129 shares	(161)	(161)
Treasury shares, at cost - 1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	157,706	139,520

Total liabilities and stockholders’ equity	$361,769	$357,648

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended December 27, 2008	Thirteen weeks ended December 29, 2007
Net sales	$196,980	$126,445
Cost of sales	143,630	83,156
Gross profit	53,350	43,289

Selling and operating expenses	36,181	27,034
General and administrative expenses	9,211	9,259
Patent litigation (settlement) expense	(17,000)	465

Operating income	24,958	6,531

Other expense	(43)	(114)
Interest expense	(1,382)	(1,544)

Income before income taxes	23,533	4,873
Income tax expense	(9,149)	(1,948)

Net income	$14,384	$2,925

Basic income per share:
Weighted average shares outstanding	24,452,905	23,617,625
Net income	$0.59	$0.12
Diluted income per share:
Weighted average shares outstanding	25,752,103	25,424,541
Net income	$0.56	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended December 27, 2008	Thirteen weeks ended December 29, 2007
Net income	$14,384	$2,925
Other comprehensive loss, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(2,409)	(340)
Losses on derivatives designated as cash flow hedges included in net income	10	—

Other comprehensive loss	(2,399)	(340)

Comprehensive income	$11,985	$2,585

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended December 27, 2008 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders’ Equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 27, 2008	25,478,536	$2,549	$63,607	$81,280	$(419)	(1,157,554)	$(7,336)	(18,129)	$(161)	$139,520
Options exercised	336,509	34	1,842	—	—	—	—	—	—	1,876
Stock compensation expense	—	—	1,430	—	—	—	—	—	—	1,430
Tax benefit from exercise of options	—	—	2,849	—	—	—	—	—	—	2,849
Deferred compensation	—	—	46	—	—	—	—	—	—	46
Other comprehensive loss, net of tax	—	—	—	—	(2,399)	—	—	—	—	(2,399)
Net income	—	—	—	14,384	—	—	—	—	—	14,384

Balance at December 27, 2008	25,815,045	$2,583	$69,774	$95,664	$(2,818)	(1,157,554)	$(7,336)	(18,129)	$(161)	$157,706

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen weeks ended December 27, 2008	Thirteen weeks ended December 29, 2007
Cash flows from operating activities:
Net income	$14,384	$2,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,158	3,136
Amortization of intangibles	1,203	1,203
Loss on disposal of fixed assets	23	19
Provision for doubtful accounts	211	247
Loss on futures derivatives	10	—
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	(25)	(41)
Deferred income taxes	(2,576)	309
Deferred compensation and stock compensation	1,476	1,388
Changes in assets and liabilities:
Receivables	(15,757)	(20,689)
Inventories	18,472	(8,913)
Income tax payable (receivable)	6,669	(1,323)
Other current assets	(1,160)	(1,093)
Other long-term assets, net	(382)	95
Accounts payable	11,442	7,209
Accrued compensation costs	(3,451)	(438)
Accrued expenses	5,839	5,757

Net cash provided by (used for) operating activities	40,536	(10,209)
Cash flows from investing activities:
Capital expenditures for fixed assets	(10,124)	(11,770)
Proceeds from disposal of fixed assets	17	134

Net cash used for investing activities	(10,107)	(11,636)
Cash flows from financing activities:
Net change in revolving line of credit	(33,500)	17,300
Proceeds from issuance of common stock	1,876	1,189
Windfall tax benefit	2,874	1,731
Deferred financing fees	—	(794)
Repayment of long-term debt	(8)	(21)

Net cash provided by (used for) financing activities	(28,758)	19,405
Net increase (decrease) in cash and cash equivalents	1,671	(2,440)
Cash and cash equivalents at beginning of period	804	2,818

Cash and cash equivalents at end of period	$2,475	$378

Fixed asset purchases included in accounts payable and not disbursed at the end of each period:	$417	$3,665

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen week period ended December 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 2009.

The September 27, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 27, 2008. Throughout this presentation, we refer to the consolidated company as the “Company”.

The Company has revised the classification of certain information presented in its fiscal 2008 Consolidated Statement of Operations to conform to fiscal 2009 presentation.

2.	Segment Reporting

The Company manages its operations through two operating segments: Green Mountain Coffee (“GMC”) and Keurig (“Keurig”). GMC sells whole bean and ground coffee, coffee, hot cocoa and tea in K-Cups, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail markets. Keurig sells their single-cup brewers, coffee, hot cocoa and tea in K-Cups produced by a variety of licensed roasters and related accessories mainly in domestic wholesale and retail markets. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility, and most administrative functions such as accounting and information services are decentralized. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at market price and eliminated through consolidation. The costs of the Company’s manufacturing operations are captured within the GMC segment while the Keurig segment does not have manufacturing facilities and purchases their saleable products from third parties. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of our CEO, CFO, CIO, Vice President Human Resources and Vice President of Corporate Social Responsibility and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of the identifiable intangibles acquired when Keurig was purchased, as well as certain corporate legal expenses and compensation of the board of directors. All of the Company’s goodwill and intangible assets are included in Corporate assets.

Selected financial data for segment disclosures for the thirteen weeks ended December 27, 2008 and December 29, 2007 are as follows:

Thirteen weeks ended December 27, 2008 (Dollars in thousands)	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$91,625	$105,355	$—	$—	$196,980
Intersegment sales	$14,183	$15,581	$—	$(29,764)	$—
Net sales	$105,808	$120,936	$—	$(29,764)	$196,980

Income before taxes	$9,530	$2,704	$12,107	$(808)	$23,533

Total assets	$296,395	$85,286	$102,146	$(122,058)	$361,769

Stock compensation	$533	$425	$472	$—	$1,430

Interest expense	$—	$—	$1,382	$—	$1,382

Property additions	$4,593	$745	$—	$—	$5,338

Depreciation and amortization	$3,668	$490	$1,203	$—	$5,361

Thirteen weeks ended December 29, 2007 (Dollars in thousands)	GMC	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$72,215	$54,230	$—	$—	$126,445
Intersegment sales	$5,619	$9,617	$—	$(15,236)	$—
Net sales	$77,834	$63,847	$—	$(15,236)	$126,445

Income before taxes	$6,186	$3,733	$(4,886)	$(160)	$4,873

Total assets	$169,170	$65,440	$106,845	$(43,735)	$297,720

Stock compensation	$479	$544	$330	$—	$1,353

Interest expense	$—	$—	$1,544	$—	$1,544

Property additions	$6,343	$1,265	$—	$—	$7,608

Depreciation and amortization	$2,732	$404	$1,203	$—	$4,339

3.	Warranty Reserve

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.

The changes in the carrying amount of product warranties for the thirteen weeks ended December 27, 2008 and December 29, 2007 are as follows:

Thirteen weeks ended December 27, 2008
Balance at September 27, 2008	$648,000
Provision charged to income	1,147,000
Usage	(777,000)

Balance at December 27, 2008	$1,018,000

Thirteen weeks ended December 29, 2007
Balance at September 29, 2007	$815,000
Provision charged to income	325,000
Usage	(459,000)

Balance at December 29, 2007	$681,000

4.	Inventories

Inventories consisted of the following at:

	December 27, 2008	September 27, 2008
Raw materials and supplies	$19,667,000	$19,494,000
Finished goods	47,172,000	65,817,000

	$66,839,000	$85,311,000

Inventory values above are presented net of $462,000 and $440,000 of obsolescence reserves at December 27, 2008 and September 27, 2008, respectively.

At December 27, 2008, the Company had approximately $61.7 million in green coffee purchase commitments, of which approximately 55% had a fixed price. These commitments extend through 2011. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.15 per pound. In addition to its green coffee commitments, the Company had approximately $40.6 million in fixed price brewer inventory purchase commitments and $85.7 million in production raw materials commitments at December 27, 2008. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

5.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128 Earnings per Share (dollars in thousands, except per share data):

	Thirteen weeks ended December 27, 2008	Thirteen weeks ended December 29, 2007
Numerator - basic and diluted earnings per share:
Net income	$14,384	$2,925

Denominator:
Basic earnings per share - weighted average shares outstanding	24,452,905	23,617,625
Effect of dilutive securities - stock options	1,299,198	1,806,916

Diluted earnings per share - weighted average shares outstanding	25,752,103	25,424,541

Basic earnings per share	$0.59	$0.12
Diluted earnings per share	$0.56	$0.12

For the thirteen weeks ended December 27, 2008 and December 29, 2007, options to purchase 587,947 and 14,880 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

6.	Fair Value Measurements

On September 28, 2008, the Company adopted Financial Accounting Standards No. 157 Fair Value Measurement (“SFAS 157”) for financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to access fair value for all assets and liabilities. SFAS 157 defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy established prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 – Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets

Level 3 – Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including managements assumptions

The following table presents information about the Company’s financial assets and liabilities reported using fair value and the applicable hierarchy of the measurement inputs at December 27, 2008:

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$(4,609,000)	$—	Other short-term liabilities
Total	$—	$(4,609,000)	$—

Derivative financial instruments include coffee futures contracts and interest rate swap agreements. To determine fair value, the Company utilizes the market approach valuation technique for the coffee futures contracts and the income approach for the interest rate swap agreements. The Company uses Level 2 inputs that are based on market data of identical (or similar) instruments that are in observable markets. All derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in accumulated other comprehensive income for temporary valuation adjustments and in the statement of operations for settlement of contracts.

7.	Derivative Instruments and Hedging Activities

The Company regularly enters into coffee futures contracts to hedge price-to-be-established purchase commitments of green coffee and therefore designates these contracts as cash flow hedges. In the thirteen weeks ended December 27, 2008, total losses on futures contracts (gross of tax) included in cost of sales amounted to $18,000. The Company did not recognize any gains or losses on coffee futures contracts in the thirteen weeks ended December 29, 2007.

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at December 27, 2008 and September 27, 2008 was $78,466,667. The swap agreements terminate between June 2010 and December 2012.

On December 27, 2008, the combined effect of the swap agreements was to limit the interest rate exposure to an average fixed rate of 3.86% versus the 30-day LIBOR rate on $78,466,667 of the Company’s debt.

At December 27, 2008 and September 27, 2008, the Company estimates it would have paid $4,219,000 and $634,000 (gross of tax), respectively, had it terminated its swap agreements. The Company designates the swap agreements as cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

For the thirteen weeks ended December 27, 2008 and December 29, 2007, the Company paid $226,000 and $58,000, respectively, pursuant to the swap agreements, which increased interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement, however, nonperformance is not anticipated.

8.	Compensation Plans

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the first quarter of fiscal 2009: an expected life averaging 6 years; an average volatility of 49%; no dividend yield; and a risk-free interest rate averaging 2.6%. The weighted-average fair value of options granted during the thirteen weeks ended December 27, 2008 was $13.66 per share.

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

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the first quarter of fiscal 2009: an expected life averaging 6 months; an average volatility of 59%; no dividend yield; and a risk-free interest rate averaging 1.6%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 27, 2008 was $12.06 per share.

For the purchase rights granted in the first quarter of fiscal 2008, the following assumptions were used: an expected life averaging 6 months; an average volatility of 60%; no dividend yield; and a risk-free interest rate averaging 4.2%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 29, 2007 was $10.71 per share.

For the thirteen weeks ended December 27, 2008 and December 29, 2007, income before income taxes was reduced by a stock compensation expense of $1,430,000 and $1,353,000 (gross of tax), respectively.

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirteen week periods ended December 27, 2008 and December 29, 2007, the Company recorded compensation costs of $58,000 and $50,000 to accrue for anticipated stock distributions under the ESOP, respectively. On December 27, 2008, the ESOP held 18,129 unearned shares at an average cost of $9.03.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the thirteen week periods ended December 27, 2008 and December 29, 2007, $46,000 and $35,000 of compensation expense was recorded under this Plan, respectively.

9.	Income Taxes

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

The Company adopted the provisions of FIN 48 effective for the first quarter of fiscal year 2008. The total amount of unrecognized tax benefits at December 27, 2008 and September 27, 2008 was $565,000 and $554,000, respectively. The unrecognized tax benefits relate to research and development credits at the federal and state level. The amount of unrecognized tax benefits at December 27, 2008 that would impact the effective tax rate if resolved in favor of the Company is $288,000. Any release of the reserve related to R&D credits earned prior to the Company’s acquisition of Keurig (currently $277,000) will be an adjustment to goodwill. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The federal research and development tax credit expired on December 31, 2007. On October 2, 2008, the credit was extended for the 2008 and 2009 calendar years. Accordingly, the Company has claimed a tax credit through December 31, 2007 for its fiscal year ended September 27, 2008. The Company recorded $86,000 of federal tax credit as a discrete item in the first quarter of fiscal 2009 to recognize this retroactive extension from January 1, 2008 through September 27, 2008. With this exception, the Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months.

10.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	December 27, 2008	September 27, 2008
Production equipment	1–15	$75,460,000	$68,783,000
Equipment on loan to wholesale customers	3–7	12,374,000	12,269,000
Computer equipment and software	1–10	26,273,000	24,020,000
Land	Indefinite	1,391,000	1,391,000
Building and building improvements	4–30	15,055,000	14,744,000
Furniture and fixtures	1–15	6,889,000	6,598,000
Vehicles	4–5	1,108,000	1,070,000
Leasehold improvements	1–20 or remaining life of lease, whichever is less	7,424,000	7,135,000
Construction-in-progress		6,946,000	11,843,000

Total fixed assets		152,920,000	147,853,000

Accumulated depreciation		(54,102,000)	(50,175,000)

		$98,818,000	$97,678,000

Total depreciation expense relating to all fixed assets was $4,158,000 and $3,136,000 for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on December 27, 2008 are expected to be in production use in the next twelve months.

In the thirteen weeks ended December 27, 2008 and December 29, 2007, the Company capitalized $73,000 and $95,000 of interest expense, respectively.

11.	Patent Litigation Settlement

On October 23, 2008, Keurig entered into a Settlement and License Agreement with Kraft Foods, Inc., Kraft Foods Global, Inc., and Tassimo Corporation (collectively “Kraft”) providing for a complete settlement of Keurig’s previously filed lawsuit against Kraft. Pursuant to the terms of the Settlement and License Agreement, Kraft paid to Keurig a lump sum of $17,000,000 and Keurig grants to Kraft and its affiliates a limited, non-exclusive, perpetual, worldwide, fully paid up license of certain Keurig patents. The settlement is recorded as a non-recurring item in operating income in the first quarter of fiscal 2009.

12.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During the thirteen weeks ended December 27, 2008 and December 29, 2007, Heritage Flight billed the Company the amount of $47,000 and $51,000, respectively, for travel services to various employees of the Company.

13.	Recent pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. We are not able to predict the impact this guidance will have on the accounting for acquisitions we may complete in future periods. For acquisitions completed prior to September 27, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. We do not expect this new guidance to have a significant impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company. The Company adopted SFAS 157 for financial assets and liabilities for the first quarter of fiscal 2009. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

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

Overview

We are a leader in the specialty coffee industry. We roast high-quality Arabica coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified TM , proprietary blends, and flavored coffees that sell under the Green Mountain Coffee Roasters® and Newman’s Own® Organics brands. We also sell hot cocoa, teas and coffees in K-Cup® portion packs, Keurig® single-cup brewers and other accessories. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and Keurig brewing systems.

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

Historically, the GMC and Keurig operating segments have not shared manufacturing or distribution facilities, and administrative functions such as accounting and information services have been decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” and we refer to our operating segments as “GMC” and “Keurig”. Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of our CEO, CFO, CIO, Vice President Human Resources and Vice President of Corporate Social Responsibility and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of the identifiable intangibles acquired when Keurig was purchased, as well as certain corporate legal expenses and compensation of the board of directors. All of the Company’s goodwill and intangible assets are included in Corporate assets.

Basis of Presentation

Included in this presentation are discussions and reconciliations of net income in accordance with generally accepted accounting principles (“GAAP”) to net income excluding certain expenses and losses, which we refer to as non-GAAP net income. These non-GAAP measures exclude amortization of identifiable intangibles and one time operating income related to the Company’s patent litigation settlement and the related legal expenses. Non-GAAP net income is not in accordance with, or an alternative to, GAAP. The Company’s management uses these non-GAAP measures in discussing and analyzing its results of operations because it believes the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

These non-GAAP financial measures should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures to analyze our performance would have material limitations because their calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. Management compensates for these limitations by presenting both the GAAP and non-GAAP measures of its results.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended December 27, 2008	Thirteen weeks ended December 29, 2007
Net sales	100.0%	100.0%
Cost of sales	72.9%	65.8%

Gross profit	27.1%	34.2%
Selling and operating expenses	18.4%	21.4%
General and administrative expenses	4.7%	7.3%
Patent litigation (settlement) expense	(8.6)%	0.3%

Operating income	12.6%	5.2%
Other expense	0.0%	(0.1)%
Interest expense	(0.7)%	(1.2)%

Income before income taxes	11.9%	3.9%
Income tax expense	(4.6)%	(1.6)%

Net income	7.3%	2.3%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended December 27, 2008	Thirteen weeks ended December 29, 2007
GMC	$105.8	$77.8
Keurig	$120.9	$63.8
Corporate	$—	$—
Inter-company eliminations	$(29.8)	$(15.2)

Total Company	$197.0	$126.4

	Income before taxes (in millions)
	Thirteen weeks ended December 27, 2008	Thirteen weeks ended December 29, 2007
GMC	$9.5	$6.2
Keurig	2.7	3.7
Corporate	12.1	(4.9)
Inter-company eliminations	(0.8)	(0.1)

Total Company	$23.5	$4.9

Revenue

Company Summary

Net sales for the first quarter of fiscal 2009 increased 56% to $197.0 million, up from $126.4 million reported in the prior fiscal year’s first quarter. Total K-Cup shipments of coffee, hot cocoa and tea increased 55% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 (the “prior year period”).

GMC

GMC segment net sales increased by $28.0 million or 36%, to $105.8 million in the first quarter of fiscal 2009 (including $14.2 million of inter-company K-Cup sales) as compared to $77.8 million reported in the first quarter of fiscal 2008 (including $5.6 million of inter-company K-Cup sales). The primary driver for the increase in sales is the continued growth in K-Cup sales. Coffee, tea and hot cocoa pounds shipped by the GMC segment increased 14% over the prior year period.

As previously announced, the Company increased prices in May 2008 by 8% to 12% on average across business channels and package types for coffee products sold by the GMC segment. The net impact of the price increase in the first quarter of fiscal 2009 was an increase in net sales of approximately 11% over the prior year period.

Keurig

Keurig segment net sales increased by $57.1 million, or 89%, to $120.9 million in the first quarter of fiscal 2009 (including $15.6 million of inter-company brewer sales and royalty revenue) as compared to $63.8 million reported in the prior year period (including $9.6 million of inter-company brewer sales and royalty revenue). The increase in Keurig segment net sales was primarily due to higher AH single-cup brewer and K-Cup sales, and royalty income from the sale of K-Cups. Keurig announced a royalty rate increase of a penny on all system-wide K-Cup portion packs that went into effect on August 1, 2008. This increase contributed to an approximate 4% increase in Keurig segment’s first quarter of fiscal 2009 net sales over the prior year period. Shipments of AFH single-cup brewers declined from the prior year period due to the downturn in the economy.

Company-wide Keurig brewer and K-Cup portion pack shipments

(Data and in thousands)

	Q1 FY09 13 wks ended 12/27/08	Q1 FY08 13 wks ended 12/29/07	Q1 Y/Y Increase	Q1 % Y/Y Increase
Total Keurig brewers shipped (1)	711	322	389	121%
Total K-Cups shipped (system-wide) (2)	356,575	230,192	126,383	55%

(1)	Total Keurig brewers shipped means brewers shipped by Keurig to customers in the U.S./Canada.
(2)

Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the U.S./Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig.

Gross Profit

Company gross profit for the first quarter of fiscal 2009 totaled $53.4 million, or 27.1% of net sales, as compared to $43.3 million, or 34.2% of net sales, in the prior year period. The margin decline is due primarily to the increase in sales of AH single-cup brewers, which are sold approximately at cost as part of the Company’s strategy to increase the installed base of Keurig brewers. In addition, higher green coffee and other commodity costs contributed to the increase in cost of sales as compared to the prior year period.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 25% to $45.4 million in the first quarter of fiscal 2009 from $36.3 million in the prior-year period. As a percentage of sales, S,G&A improved to 23.1% in the first quarter of fiscal 2009 from 28.7% in the prior year period. This improvement in S,G&A margin was mainly due to leveraging selling and organizational resources on a higher sales base.

Patent Litigation Settlement

On October 23, 2008, Keurig entered into a Settlement and License Agreement with Kraft Foods, Inc., Kraft Foods Global, Inc., and Tassimo Corporation (collectively “Kraft”) providing for a complete settlement of Keurig’s previously filed lawsuit against Kraft during the first quarter of fiscal 2009. Accordingly, the Company recognized the receipt of a patent litigation settlement of $17.0 million as a non-recurring item included in operating income for the Company’s first quarter of fiscal 2009. The Company incurred $0.5 million in litigation expenses during the comparable prior year period.

Interest Expense

Company interest expense decreased to $1.4 million in the first quarter of fiscal 2009, down from $1.5 million in the prior year period, primarily due to lower interest rates.

Income before taxes

Company income before taxes increased to $23.5 million in the first quarter of fiscal 2009, up from $4.9 million in the prior year period, and, as a percentage of net sales, 11.9% and 3.9%, respectively. This increase is mainly attributable to the $17.0 million (pretax) patent litigation settlement as described above. Excluding the patent litigation income, income before taxes increased to $6.5 million in the first quarter of fiscal 2009, up from $5.3 million in the prior year period.

Excluding the non-cash amortization expenses related to the identifiable intangibles of $1.2 million in each period and patent litigation settlement receipt and expense, the Company’s income before taxes was $7.7 million, or 3.9% of net sales as compared to $6.5 million, or 5.2% of net sales in the prior year period.

The GMC segment contributed $9.6 million in income before taxes in the first quarter of fiscal 2009, up from $6.2 million in the prior year period.

The Keurig segment contributed $2.7 million in income before taxes in the first quarter of fiscal 2009, down from $3.7 million in the prior year period.

The Corporate segment contributed $12.1 million in income before taxes in the first quarter of fiscal 2009, as compared to ($4.9) million in the prior year period, due to the settlement of the patent litigation in the first quarter of fiscal 2009.

Taxes

The effective income tax rate for the Company was 38.9% in the first quarter of fiscal 2009, as compared to 40.0% in the prior year period. The difference was primarily due to higher research and development tax credits.

Net Income and Diluted EPS

Company net income in the first quarter of fiscal 2009 was $14.4 million, up 392% from $2.9 million in the prior year period.

Company diluted EPS increased $0.44 to $0.56 per share in the first quarter of fiscal 2009, as compared to $0.12 per share in the prior year period. The $17.0 million patent litigation settlement represented $0.40 per share of current period EPS.

Liquidity and Capital Resources

Our working capital decreased to $63.3 million at December 27, 2008, down from $79.2 million at September 27, 2008. The decrease was primarily due to lower inventory levels following strong holiday sales, and an increase in payables, partially offset by an increase in receivables.

Net cash provided by operating activities was $40.5 million in the first quarter of fiscal 2009 as compared to net cash used by operating activities of $10.2 million in the first quarter of fiscal 2008. The increase in operating cash flow was primarily due to the receipt of our Kraft patent litigation settlement, as well as the factors mentioned above.

During the first quarter of fiscal 2009 we had capital expenditures of $10.1 million, as compared to $11.7 million in the prior year period.

In the first quarter of fiscal 2009, cash flows from financing activities included $1.9 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan, up from $1.2 million in the first quarter of fiscal 2008. In addition, cash flows from operating and financing activities included a $2.8 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $1.7 million in the comparable fiscal quarter. As options we have granted are exercised, we will continue to receive proceeds and a tax deduction where applicable; however, we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long-term debt decreased to $90.0 million at December 27, 2008 from $123.5 million at September 27, 2008 reflecting our decision to use the majority of the patent litigation settlement payment to reduce debt outstanding under our existing credit facility.

We are party to interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at December 27, 2008 and September 27, 2008 was $78.5 million. The swap agreements terminate between June 2010 and December 2012.

At December 27, 2008 and September 27, 2008, we estimate that we would have paid $4.2 million and $0.6 million (gross of tax), respectively, had we terminated our swap agreements. We designate the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

The credit facility is subject to the following financial covenants: a funded debt to adjusted EBITDA ratio, a fixed charge coverage ratio, and a capital expenditures covenant. We were in compliance with these covenants at December 27, 2008.

As previously announced on September 15, 2008, we entered into an Asset Purchase Agreement with Tully’s Coffee Corporation (“Tully’s”) and Tully’s Bellaccino, LLC, their wholly-owned subsidiary, pursuant to which we agreed to acquire Tully’s coffee brand and certain assets related to the Tully’s wholesale business for a total purchase price of $40.3 million, payable in cash and subject to adjustment at closing. We intend to finance the consideration paid through our existing $225.0 million senior revolving credit facility. This transaction is expected to close in March or April of this fiscal year. On October 24, 2008, we received consent from our lenders to waive the provision of the credit agreement which prohibits borrowings in excess of $25.0 million for acquisitions in a fiscal year for the limited purpose of allowing us to consummate the Tully’s acquisition.

We expect to spend between $50.0 million and $57.0 million in capital expenditures in fiscal 2009. Capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

We believe that our cash flows from operating activities, existing cash and our credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, and fund anticipated capital expenditures, finance the Tully’s transaction and service debt requirements through the next 12 months. However, several risks and uncertainties could cause us to need to raise additional capital through equity and/or debt financing. From time to time we consider acquisition opportunities which, if pursued, could also result in the need for additional financing. We also may consider from time to time engaging in stock buyback plans or programs. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
2009	$25,000	$3,674,000	$106,201,000	$109,900,000
2010	17,000	4,552,000	43,954,000	$48,523,000
2011	—	4,128,000	37,844,000	$41,972,000
2012	—	3,438,000	—	$3,438,000
2013	90,000,000	2,611,000	—	$92,611,000
Thereafter	—	7,583,000	—	$7,583,000
Total	$90,042,000	$25,986,000	$187,999,000	$304,027,000

(1)	Fiscal 2009 and fiscal 2010 long-term debt obligations are comprised of capital lease obligations.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which we prepare in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the period ended September 27, 2008). Actual results could differ from those estimates. We believe the following accounting policies and estimates require us to make the most difficult judgments in the preparation of our consolidated financial statements and accordingly are critical.

We have identified the following as critical accounting policies based on the significant judgment and estimates used in determining the amounts reported in our consolidated financial statements:

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include overnight repurchase agreements which are carried at cost and approximate market value. The Company does not believe that it is subject to any unusual credit or market risk.

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

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) during the first quarter of fiscal 2009. This standard provides guidance for using fair value to measure all assets and liabilities. SFAS 157 applies where other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 (“FSP 157-2”), the effective date for fair value measurement of nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred until the Company’s 2010 fiscal year. The Company is currently reviewing this accounting standard for nonfinancial assets and liabilities, however does not expect it to have a material impact on its financial statements.

During the first quarter of fiscal 2009, the Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. As of December 27, 2008, the Company has not elected the fair value option for any additional assets and liabilities.

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

Goodwill and intangibles

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite-lived intangibles are tested for impairment annually using a market capitalization approach, and more frequently if indication of impairment arises. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2008, 2007 and 2006. All intangible assets are being amortized using the straight-line method over their useful lives.

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

Provision for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. The Company does not require collateral from customers as ongoing credit evaluations of customers’ payment histories are performed. Additionally, the

Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Bad debt expense and changes in the provision for doubtful accounts are reported as a component of selling and operating expenses. Actual bad debts could differ materially from the recorded estimates.

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

Financial instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at December 27, 2008 and September 27, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. We are not able to predict the impact this guidance will have on the accounting for acquisitions we may complete in future periods. For acquisitions completed prior to September 27, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. We do not expect this new guidance to have a significant impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company. The Company adopted SFAS 157 for financial assets and liabilities for the first quarter of fiscal 2009. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

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

Forward-Looking Statements

Except for historical information, the discussion in this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “expect,” “will,” “feel,” “estimate,”

“intend,” “plan,” “project,” “forecast,” and similar expressions, may identify such forward-looking statements. Forward-looking statements are inherently uncertain and actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in receiving required approvals for the acquisition of Tully’s wholesale business and then in efficiently and effectively integrating Tully’s wholesale operations and capacity into its Green Mountain Coffee segment, the ability of our lenders to honor their commitments under our credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, the unknown impact of management changes, Keurig’s ability to continue to grow and build profits with its roaster partners in the office and at home markets, the impact of the loss of one or more major customers for Green Mountain Coffee or reduction in the volume of purchases by one or more major customers, delays in the timing of adding new locations with existing customers, Green Mountain Coffee’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements reflect management’s analysis as of the date of this filing and we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Expected maturity date	2009	2010	2011	2012	2013	Total
Long-term debt:
Variable rate (in thousands)	$—	$—	$—	$—	$11,533	$11,533
Average interest rate	—	—	—	—	1.8%	1.8%
Fixed rate (in thousands)	$29	$13	$—	$—	$78,467	$78,509
Average interest rate	5.4%	5.4%	—	—	5.1%	5.1%

At December 27, 2008, we had $90.0 million outstanding under our Credit Facility subject to variable interest rates. However, the interest rate on $78.5 million of this debt was fixed through interest rate swap agreements, as discussed further below. Therefore, $11.5 million outstanding under our Credit Facility remains subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $115,000 annually. At September 27, 2008 we had $45.0 million subject to variable interest rates.

On December 27, 2008, the effect of our interest rate swap agreements was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $28.5 million; 2.4% on $30 million; and 3.9% on $20 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2010 through December 2012.

Commodity price risks

The “c” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “c” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the market. At December 27, 2008, the Company had approximately $61.7 million in green coffee purchase commitments, of which approximately 55% had a fixed price. At September 27, 2008, the Company had approximately $73.2 million in green coffee purchase commitments, of which approximately 59% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At December 27, 2008 we held outstanding futures contracts covering 1,762,500 pounds of coffee with a fair market value of ($390,000), gross of tax. At September 27, 2008, we held outstanding futures contracts covering 1,162,500 pounds of coffee with a fair market value of $(39,000), gross of tax.

Item 4.	Controls and Procedures

As of December 27, 2008, the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.

There has been no changes in our internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2008 Form 10-K.

Item 6.	Exhibits

(a) Exhibits:

10.1	Offer Letter between Green Mountain Coffee Roasters, Inc. and Kathy Brooks dated as March 18, 2001. *

10.2	Offer Letter between Green Mountain Coffee Roasters, Inc. and Scott McCreary dated as September 10, 2004. *

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	02/05/2009	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford, President and Chief Executive Officer

Date:	02/05/2009	By	/s/ Frances G. Rathke
Frances G. Rathke, Chief Financial Officer