Form 10-Q
period 2009-03-28
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2009-05-07
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 28, 2009

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

YES  ☒                                NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐                                NO  ☐

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

YES  ☐                                NO  ☒

As of April 30, 2009, 25,049,061 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	March 28, 2009	September 27, 2008
Assets
Current assets:
Cash and cash equivalents	$2,639	$804
Restricted cash and cash equivalents	414	161
Receivables, less uncollectible accounts and return allowances of $5,116 and $3,002 at March 28, 2009 and September 27, 2008, respectively	71,135	54,782
Inventories	71,597	85,311
Other current assets	4,783	4,886
Deferred income taxes, net	9,899	6,146

Total current assets	160,467	152,090

Fixed assets, net	105,152	97,678
Intangibles, net	39,390	29,396
Goodwill	99,727	73,953
Other long-term assets	4,172	4,531

Total assets	$408,908	$357,648

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$93	$33
Accounts payable	49,542	43,821
Accrued compensation costs	10,658	11,669
Accrued expenses	20,614	14,645
Income tax payable	5,427	2,079
Other short-term liabilities	4,147	673

Total current liabilities	90,481	72,920

Long-term debt	118,650	123,517
Deferred income taxes, net	22,292	21,691

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized—60,000,000 shares; Issued—26,096,888 and 25,478,536 shares at March 28, 2009 and September 27, 2008, respectively	2,612	2,549
Additional paid-in capital	76,335	63,607
Retained earnings	108,647	81,280
Accumulated other comprehensive loss	(2,612)	(419)
ESOP unallocated shares, at cost—18,129 shares	(161)	(161)
Treasury shares, at cost—1,157,554 shares	(7,336)	(7,336)

Total stockholders’ equity	177,485	139,520

Total liabilities and stockholders’ equity	$408,908	$357,648

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended March 28, 2009	Thirteen weeks ended March 29, 2008
Net sales	$193,351	$120,877
Cost of sales	131,370	76,164

Gross profit	61,981	44,713

Selling and operating expenses	28,094	21,841
General and administrative expenses	11,245	10,246
Patent litigation (settlement) expense	—	1,030

Operating income	22,642	11,596

Other expense	(242)	(89)
Interest expense	(1,032)	(1,495)

Income before income taxes	21,368	10,012

Income tax expense	(8,385)	(4,055)

Net income	$12,983	$5,957

Basic income per share:
Weighted average shares outstanding	24,750,025	23,856,362
Net income	$0.52	$0.25

Diluted income per share:
Weighted average shares outstanding	26,013,372	25,467,448
Net income	$0.50	$0.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Twenty-six weeks ended March 28, 2009	Twenty-six weeks ended March 29, 2008
Net sales	$390,331	$247,322
Cost of sales	275,000	159,320

Gross profit	115,331	88,002

Selling and operating expenses	64,275	48,875
General and administrative expenses	20,456	19,505
Patent litigation (settlement) expense	(17,000)	1,495

Operating income	47,600	18,127

Other expense	(285)	(203)
Interest expense	(2,414)	(3,039)

Income before income taxes	44,901	14,885

Income tax expense	(17,534)	(6,003)

Net income	$27,367	$8,882

Basic income per share:
Weighted average shares outstanding	24,601,756	23,737,160
Net income	$1.11	$0.37

Diluted income per share:
Weighted average shares outstanding	25,882,738	25,445,994
Net income	$1.06	$0.35

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended March 28, 2009	Thirteen weeks ended March 29, 2008	Twenty-six weeks ended March 28, 2009	Twenty-six weeks ended March 29, 2008
Net income	$12,983	$5,957	$27,367	$8,882
Other comprehensive loss, net of tax:
Deferred gain (losses) on derivatives designated as cash flow hedges	127	(788)	(2,282)	(1,128)
Losses on derivatives designated as cash flow hedges included in net income	79	—	89	—

Other comprehensive gain (loss)	206	(788)	(2,193)	(1,128)

Comprehensive income	$13,189	$5,169	$25,174	$7,754

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended March 28, 2009 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders’ Equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 27, 2008	25,478,536	$2,549	$63,607	$81,280	$(419)	(1,157,554)	$(7,336)	(18,129)	$(161)	$139,520
Options exercised	577,333	58	2,980	—	—	—	—	—	—	3,038
Issuance of common stock under employee stock purchase plan	41,019	5	1,329							1,334
Stock compensation expense	—	—	2,956	—	—	—	—	—	—	2,956
Tax benefit from exercise of options	—	—	5,392	—	—	—	—	—	—	5,392
Deferred compensation	—	—	71	—	—	—	—	—	—	71
Other comprehensive loss, net of tax	—	—	—	—	(2,193)	—	—	—	—	(2,193)
Net income	—	—	—	27,367	—	—	—	—	—	27,367

Balance at March 28, 2009	26,096,888	$2,612	$76,335	$108,647	$(2,612)	(1,157,554)	$(7,336)	(18,129)	$(161)	$177,485

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-six weeks ended March 28, 2009	Twenty-six weeks ended March 29, 2008
Cash flows from operating activities:
Net income	$27,367	$8,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,477	6,423
Amortization of intangibles	2,406	2,406
Loss on disposal of fixed assets	144	124
Provision for doubtful accounts	131	346
Loss on futures derivatives	89	—
Tax expense (benefit) from exercise of non-qualified options and disqualified dispositions of incentive stock options	21	(86)
Deferred income taxes	(1,960)	138
Deferred compensation and stock compensation	3,027	2,934
Changes in assets and liabilities:
Receivables	(16,484)	(4,481)
Inventories	16,001	(11,501)
Income tax payable	3,348	876
Other current assets	(150)	(880)
Other long-term assets, net	359	179
Accounts payable	5,576	(2,047)
Accrued compensation costs	(1,011)	1,588
Accrued expenses	5,642	1,840

Net cash provided by operating activities	52,983	6,741

Cash flows from investing activities:
Acquisition of Tully’s Coffee Corporation	(41,451)	—
Capital expenditures for fixed assets	(14,516)	(21,816)
Proceeds from disposal of fixed assets	93	129

Net cash used for investing activities	(55,874)	(21,687)

Cash flows from financing activities:
Net change in revolving line of credit	(5,000)	7,800
Proceeds from issuance of common stock	4,372	3,024
Windfall tax benefit	5,371	2,687
Deferred financing fees	—	(794)
Repayment of long-term debt	(17)	(42)

Net cash provided by financing activities	4,726	12,675

Net increase (decrease) in cash and cash equivalents	1,835	(2,271)
Cash and cash equivalents at beginning of period	804	2,818

Cash and cash equivalents at end of period	$2,639	$547

Fixed asset purchases included in accounts payable and not disbursed at the end of each period:	$5,348	$2,016

Noncash financing activity:
Debt assumed in conjunction with acquisition	$210	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen and twenty-six week periods ended March 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 2009.

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

The Company has revised the classification of certain information presented in its fiscal 2008 Consolidated Statement of Operations to conform to its fiscal 2009 presentation.

2.	Segment Reporting

The Company manages its operations through two operating segments: Specialty Coffee Business Unit (“SCBU”) formerly referred to as Green Mountain Coffee (“GMC”) and Keurig Business Unit (“Keurig”). SCBU sells whole bean and ground coffee, coffee, hot cocoa and tea in K-Cups, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail channels. Keurig sells their single-cup brewers, coffee, hot cocoa and tea in K-Cups produced by a variety of licensed roasters and related accessories mainly in domestic wholesale and retail channels. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility, and most administrative functions such as accounting and information services are decentralized. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at market price and eliminated in consolidation. The costs of the Company’s manufacturing operations are captured within the SCBU segment while the Keurig segment does not have manufacturing facilities and purchases their saleable products from third parties, including the SCBU. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Information Officer, General Counsel and Secretary, Vice President Human Resources and Vice President of Corporate Social Responsibility and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of identifiable intangibles, as well as certain corporate legal expenses and compensation of the board of directors. All of the Company’s goodwill and intangible assets are included in Corporate assets.

Selected financial data for segment disclosures for the thirteen weeks ended March 28, 2009 and March 29, 2008 are as follows:

	Thirteen weeks ended March 28, 2009
	(Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$91,177	$102,174	$—	$—	$193,351
Intersegment sales	$22,088	$17,590	$—	$(39,678)	$—
Net sales	$113,265	$119,764	$—	$(39,678)	$193,351
Income before taxes	$12,835	$14,725	$(5,956)	$(236)	$21,368
Total assets	$331,134	$88,115	$139,117	$(149,458)	$408,908
Stock compensation	$498	$458	$570	$—	$1,526
Interest expense	$17	$—	$1,015	$—	$1,032
Property additions	$10,592	$258	$—	$—	$10,850
Depreciation and amortization	$3,801	$518	$1,203	$—	$5,522

	Thirteen weeks ended March 29, 2008
	(Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$69,651	$51,226	$—	$—	$120,877
Intersegment sales	$11,374	$9,513	$—	$(20,887)	$—
Net sales	$81,025	$60,739	$—	$(20,887)	$120,877
Income before taxes	$7,158	$10,102	$(6,213)	$(1,035)	$10,012
Total assets	$185,396	$57,377	$105,642	$(60,259)	$288,156
Stock compensation	$426	$620	$488	$—	$1,534
Interest expense	$—	$—	$1,495	$—	$1,495
Property additions	$7,364	$1,033	$—	$—	$8,397
Depreciation and amortization	$2,845	$442	$1,203	$—	$4,490

Selected financial data for segment disclosures for the twenty-six weeks ended March 28, 2009 and March 29, 2008 are as follows:

	Twenty-six weeks ended March 28, 2009
	(Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$182,802	$207,529	$—	$—	$390,331
Intersegment sales	$36,271	$33,171	$—	$(69,442)	$—
Net sales	$219,073	$240,700	$—	$(69,442)	$390,331
Income before taxes	$22,365	$17,429	$6,151	$(1,044)	$44,901
Total assets	$331,134	$88,115	$139,117	$(149,458)	$408,908
Stock compensation	$1,031	$883	$1,042	$—	$2,956
Interest expense	$17	$—	$2,397	$—	$2,414
Property additions	$15,185	$1,003	$—	$—	$16,188
Depreciation and amortization	$7,469	$1,008	$2,406	$—	$10,883

	Twenty-six weeks ended March 29, 2008
	(Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$141,866	$105,456	$—	$—	$247,322
Intersegment sales	$16,993	$19,130	$—	$(36,123)	$—
Net sales	$158,859	$124,586	$—	$(36,123)	$247,322
Income before taxes	$13,344	$13,835	$(11,099)	$(1,195)	$14,885
Total assets	$185,396	$57,377	$105,642	$(60,259)	$288,156
Stock compensation	$905	$1,164	$818	$—	$2,887
Interest expense	$—	$—	$3,039	$—	$3,039
Property additions	$13,707	$2,298	$—	$—	$16,005
Depreciation and amortization	$5,577	$846	$2,406	$—	$8,829

3.	Acquisition of Tully’s Coffee Corporation

On September 15, 2008, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tully’s Coffee Corporation, a Washington corporation, and its wholly-owned subsidiary, Tully’s Bellaccino, LLC, a Washington limited liability company (collectively “Tully’s”) to acquire the Tully’s coffee brand and certain assets of its wholesale business. The transaction was completed on March 27, 2009.

Tully’s wholesale business division distributes handcrafted coffees and related products via office coffee services, food service distributors, and over 5,000 supermarkets located primarily in the western states. The Company expects the geographic region encompassed by the Tully’s brand to create an advantaged opportunity for the Company to accelerate growth in the west coast by capitalizing on Tully’s brand recognition and the loyalty of its customer base.

Total consideration under the terms of the Agreement amounted to approximately $40,300,000 in cash. The Agreement contained customary representations, warranties and covenants given by the parties. Under the terms of the Agreement, $3,500,000 of the purchase price was placed in escrow at the closing and will be available to satisfy indemnification claims by the Company under the Agreement for a period of up to 12 months from the completion date.

The total net cash disbursement associated with the Agreement was $41,451,000. This includes $40,300,000 of cash consideration paid to Tully’s for the assets associated with its wholesale business and brand and direct acquisition costs of approximately $1,151,000. The Company also assumed approximately $210,000 in debt which was recorded as a noncash transaction.

The unaudited Consolidated Balance Sheets of the Company as of March 28, 2009 reflect the acquisition of Tully’s under the purchase method of accounting. Since the Agreement was consummated concurrent to the end of Company’s interim reporting period, Tully’s results of operations are not included in the Consolidated Statements of Operations for this interim report.

The preliminary allocation of the purchase price based on fair value of the acquired assets less liabilities assumed is as follows:

Inventories	$2,287,000
Fixed assets	1,527,000
Intangible assets	12,400,000
Goodwill	25,237,000

Total	$41,451,000

In addition, the Company recorded goodwill related to assumed debt of $210,000 and exit and transition related accruals of $327,000. Exit and transition related accruals include the costs associated with the plan to relocate the Tully’s manufacturing facility to a new location which is expected to be completed no later than one year from the acquisition date.

The purchase price and its allocation could change as a result of changes in the estimates and assumptions used in determining certain acquisition related accruals. Any change to these estimates and assumptions in the year following the acquisition would result in an offsetting adjustment to the acquired goodwill.

This acquisition was recorded in accordance with Statements of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangibles”. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), (“SFAS 141R”) effective for the Company beginning in fiscal year 2010. The guidance proposed by SFAS 141R applies prospectively, except that acquisitions consummated prior to adoption are required to adjust changes in deferred tax asset valuation allowances and acquired income tax uncertainties through earnings rather than as an adjustment to the cost of the acquisition.

Amortizable intangible assets acquired on March 27, 2009 include approximately $10,300,000 for identifiable customer relationships with an average life of 13 years, approximately $2,000,000 for the Tully’s trade name with an average life of 10 years and approximately $100,000 for non-compete agreements with an average life of 5 years. The weighted-average amortization period for these assets is 12.5 years and will be amortized on a straight-line basis over their respective useful lives. Amortization of intangibles expense (gross of tax) is anticipated to be approximately $506,000 in fiscal 2009 and $1,012,000 in each of the fiscal years 2010 through fiscal 2014.

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $25,774,000. Goodwill is reported in the Corporate segment of the Company.

Under the terms of the Agreement, the Company has granted to the remaining retail operations of the former Tully’s business an exclusive, world-wide, perpetual, fully paid up, non-transferable license for use of the acquired trademarks in association with the operation of retail locations and the sale of related retail products. In addition, as defined in the Agreement, the Company entered into a Supply Agreement to provide Tully’s with all coffee requirements for use in the operation of Tully’s retail locations.

4.	Warranty Reserve

The Company offers a one-year warranty from the date of the consumer purchase on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.

The changes in the carrying amount of product warranties for the twenty-six weeks ended March 28, 2009 and March 29, 2008 are as follows:

Twenty-six weeks ended March 28, 2009

Balance at September 27, 2008	$648,000
Provision charged to income	2,087,000
Usage	(1,711,000)

Balance at March 28, 2009	$1,024,000

Twenty-six weeks ended March 29, 2008

Balance at September 29, 2007	$815,000
Provision charged to income	892,000
Usage	(1,090,000)

Balance at March 29, 2008	$617,000

5.	Inventories

Inventories consisted of the following at:

	March 28, 2009	September 27, 2008
Raw materials and supplies	$18,118,000	$19,494,000
Finished goods	53,479,000	65,817,000

	$71,597,000	$85,311,000

Inventory values above are presented net of $852,000 and $440,000 of obsolescence reserves at March 28, 2009 and September 27, 2008, respectively.

At March 28, 2009, the Company had approximately $50.0 million in green coffee purchase commitments, of which approximately 61% had a fixed price. These commitments extend through 2011. The value of the variable portion of these commitments was calculated using an average “c”

price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) of $1.20 per pound. In addition to its green coffee commitments, the Company had approximately $103.7 million in fixed-priced brewer inventory purchase commitments and $73.2 million in variable-priced production raw materials commitments at March 28, 2009. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

6.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128 Earnings per Share (dollars in thousands, except per share data):

	Thirteen weeks ended March 28, 2009	Thirteen weeks ended March 29, 2008	Twenty-six weeks ended March 28, 2009	Twenty-six weeks ended March 29, 2008
Numerator—basic and diluted earnings per share:
Net income	$12,983	$5,957	$27,367	$8,882
Denominator:
Basic earnings per share—weighted average shares outstanding	24,750,025	23,856,362	24,601,756	23,737,160
Effect of dilutive securities—stock options	1,263,347	1,611,086	1,280,982	1,708,834

Diluted earnings per share—weighted average shares outstanding	26,013,372	25,467,448	25,882,738	25,445,994

Basic earnings per share	$0.52	$0.25	$1.11	$0.37
Diluted earnings per share	$0.50	$0.23	$1.06	$0.35

For the thirteen and twenty-six weeks ended March 28, 2009, options to purchase 461,000 and 525,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and twenty-six weeks ended March 29, 2008, options to purchase 103,000 and 59,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

7.	Financial Instruments

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted SFAS 161 effective March 28, 2009.

The Company is exposed to certain risks relating to ongoing business operations. The primary risks that are mitigated by financial instruments are interest rate risk and commodity price risk. The Company uses interest rate swaps to mitigate interest rate risk associated with the Company’s variable-rate borrowings and regularly enters into coffee futures contracts to hedge price-to-be-established coffee purchase commitments of green coffee with the objective of minimizing cost risk due to market fluctuations. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company designates the swap agreements and coffee futures contracts as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”). The Company measures the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (“AOCI”). Gains and losses on these instruments are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gains and losses will be reclassified into earnings upon determination.

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. For the thirteen and twenty-six weeks ended March 28, 2009, the Company paid $632,000 and $813,000, respectively, pursuant to the swap agreements, which increased interest expense.

The following table summarizes the interest rate swaps outstanding at March 28, 2009:

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$30,000,000	2.35%	2010	$(557,000)
30-day LIBOR	$25,700,000	5.44%	2011	$(2,030,000)
30-day LIBOR	$20,000,000	3.87%	2013	$(1,536,000)

	$75,700,000			$(4,123,000)

The following table summarized the coffee futures contracts outstanding at March 28, 2009:

Coffee Pounds	Average Contract Price	“C” Price	Maturity	Fair Value of Futures Contract
750,000	$1.23	$1.18	July 2009	$(41,000)
750,000	$1.20	$1.23	December 2009	$17,000

1,500,000				$(24,000)

The following table discloses the fair value of the Company’s financial instruments included in the Consolidated Balance Sheets:

Fair Value of Derivative Instruments

	March 28, 2009	September 27, 2008	Balance Sheet Classification
Coffee Futures	$(24,000)	$(39,000)	Other short-term liabilities
Interest Rate Swaps	$(4,123,000)	$(634,000)	Other short-term liabilities

Total	$(4,147,000)	$(673,000)

The following table discloses the effect of the Company’s financial instruments included in the Consolidated Statement of Operations:

Effect of Derivatives Instruments on Earnings (Gross of Tax)

for the Twenty-Six Weeks Ended March 28, 2009

	Amount of Gain or (Loss) in AOCI	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Coffee Futures	$(186,000)	Cost of Sales	$(145,000)
Interest Rate Swaps	$(3,676,000)	Interest Expense	$—

Total Derivatives	$(3,862,000)		$(145,000)

The Company estimates the deferred losses of coffee futures will be reclassified to net income within the next nine months, which is consistent with the period over which the Company hedges its exposure to the variability in future cash flows. The Company hedges a portion of its exposure to the variability in interest rates through the maturity date of its credit facility.

8.	Fair Value Measurements

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

Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 — Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets

Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including managements assumptions

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$(4,147,000)	$—	Other short-term liabilities

Total	$—	$(4,147,000)	$—

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

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“FAS123R”). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the twenty-six weeks ended March 28, 2009: an expected life averaging 6 years; an average volatility of 52%; no dividend yield; and a risk-free interest rate averaging 2.0%. The weighted-average fair value of options granted during the twenty-six ended March 28, 2009 was $20.29 per share.

For grants issued in the twenty-six weeks ended March 29, 2008, the following assumptions were used: an expected life averaging 6 years; an average volatility of 45%; no dividend yield; and a risk-free interest rate averaging 3.1%. The weighted-average fair value of options granted during the twenty-six weeks ended March 29, 2008 was $13.27 per share.

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the twenty-six weeks ended March 28, 2009: an expected life averaging 6 months; an average volatility of 59%; no dividend yield; and a risk-free interest rate averaging 1.5%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 28, 2009 was $12.05 per share.

For the purchase rights granted in the twenty-six weeks ended March 29, 2008, the following assumptions were used: an expected life averaging 6 months; an average volatility of 60%; no dividend yield; and a risk-free interest rate averaging 4.2%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 29, 2008 was $10.01 per share.

For the thirteen and twenty-six weeks ended March 28, 2009, income before income taxes was reduced by a stock compensation expense of $1,526,000 and $2,956,000 (gross of tax), respectively.

For the thirteen and twenty-six weeks ended March 29, 2008, income before income taxes was reduced by a stock compensation expense of $1,534,000 and $2,887,000 (gross of tax), respectively.

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the twenty-six week periods ended March 28, 2009 and March 29, 2008, the Company recorded compensation costs of $118,000 and $110,000 to accrue for anticipated stock distributions under the ESOP, respectively. On March 28, 2009, the ESOP held 18,129 unearned shares at an average cost of $9.03.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the twenty-six week periods ended March 28, 2009 and March 29, 2008, $70,500 and $47,000 of compensation expense was recorded under this Plan, respectively.

10.	Income Taxes

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

The Company is currently under audit by the Internal Revenue Service for its fiscal year ending September 30, 2006. However, the Company does not expect a significant change to its FIN 48 reserve within the next 12 months. “FIN 48” relates to the accounting for uncertainty in income taxes and is an interpretation of SFAS 109.

11.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	March 28, 2009	September 27, 2008
Production equipment	1-15	$77,487,000	$68,783,000
Equipment on loan to wholesale customers	3-7	12,236,000	12,269,000
Computer equipment and software	1-10	29,038,000	24,020,000
Land	Indefinite	1,391,000	1,391,000
Building and building improvements	4-30	15,134,000	14,744,000
Furniture and fixtures	1-15	6,946,000	6,598,000
Vehicles	4-5	1,123,000	1,070,000
Leasehold improvements	1-20 or remaining life of lease, whichever is less	7,702,000	7,135,000
Construction-in-progress		12,005,000	11,843,000

Total fixed assets		163,062,000	147,853,000
Accumulated depreciation		(57,910,000)	(50,175,000)

		$105,152,000	$97,678,000

Total depreciation expense relating to all fixed assets was $4,319,000 and $8,477,000 for the thirteen and twenty-six weeks ended March 28, 2009, respectively. Total depreciation expense relating to all fixed assets was $3,287,000 and $6,423,000 for the thirteen and twenty-six weeks ended March 29, 2008.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on March 28, 2009 are expected to be in production use in the next twelve months.

In the thirteen and twenty-six weeks ended March 28, 2009, the Company capitalized $80,000 and $153,000 of interest expense, respectively.

In the thirteen and twenty-six weeks ended March 29, 2008, the Company capitalized $122,000 and $217,000 of interest expense, respectively

12.	Patent Litigation Settlement

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

13.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During the twenty-six weeks ended March 28, 2009 and March 29, 2008, Heritage Flight billed the Company the amount of $73,000 and $173,000, respectively, for travel services to various employees of the Company.

14.	Recent pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. For acquisitions completed prior to September 27, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. We do not expect this new guidance to have a significant impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company. The Company adopted SFAS 157 for financial assets and liabilities for the first quarter of fiscal 2009. The Company is currently reviewing FSP 157-2 but does not expect it to have a material impact on its financial statements.

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

Overview

We are a leader in the specialty coffee industry and the overall coffee maker industry. We roast high-quality Arabica coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified TM , proprietary blends, and flavored coffees that sell under the Green Mountain Coffee Roasters®, Newman’s Own® Organics and as of March 27, 2009, Tully’s® brands. We also sell hot cocoa, teas and coffees in K-Cup® portion packs, Keurig® single-cup brewers and other accessories. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and Keurig brewing systems.

Business Segments

The Company manages its operations through two operating segments, Specialty Coffee business unit (“SCBU”) formerly referred to as Green Mountain Coffee (“GMC”) and Keurig business unit (“Keurig”). We evaluate performance primarily based on segment operating income. Expenses not specifically related to either operating segment are recorded as “Corporate”.

SCBU sells whole bean and ground coffee, hot cocoa, teas and coffees in K-Cups, and to a lesser extent, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail channels, and directly to consumers. The majority of SCBU’s revenue is derived from its North American wholesale channels.

Additionally, on March 27, 2009, we acquired certain assets of the Tully’s Coffee Corporation (“Tully’s”) which will be included in the SCBU. We began selling whole bean and ground coffee and coffee in K-Cups under the Tully’s brand in the third quarter of fiscal 2009.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup brewing systems for consumers at home (“AH”) or away-from-home (“AFH”) mainly in North America. Keurig sells its AFH single-cup brewers to distributors for offices and its AH single-cup brewers to select retailers such as department stores and club stores. Keurig sells coffee, tea and hot cocoa in K-Cups produced by a variety of roasters, including the SCBU, and related accessories to select retailers such as department stores and club stores and also directly to consumers. Keurig earns royalty income from K-Cups shipped by its licensed roasters. Keurig also earns income from the K-Cups manufactured and sold under its trademark license arrangement with Caribou.

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

Historically, the SCBU and Keurig operating segments have not shared manufacturing or distribution facilities, and administrative functions such as accounting and information services have been decentralized. Throughout this presentation, we refer to the consolidated company as “the Company” and we refer to our operating segments as “SCBU” and “Keurig”. Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Information Officer, General Counsel and Secretary, Vice President Human Resources and Vice President of Corporate Social Responsibility and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of identifiable intangibles, as well as certain corporate legal expenses and compensation of the board of directors. All of the Company’s goodwill and intangible assets are included in Corporate assets.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended March 28, 2009	Thirteen weeks ended March 29, 2008	Twenty-six weeks ended March 28, 2009	Twenty-six weeks ended March 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.0%	63.0%	70.5%	64.4%

Gross profit	32.0%	37.0%	29.5%	35.6%
Selling and operating expenses	14.5%	18.1%	16.5%	19.8%
General and administrative expenses	5.8%	8.5%	5.2%	7.9%
Patent litigation (settlement) expense	—	0.9%	-4.4%	0.6%

Operating income	11.7%	9.5%	12.2%	7.3%
Other expense	-0.1%	-0.1%	-0.1%	-0.1%
Interest expense	-0.6%	-1.1%	-0.6%	-1.2%

Income before income taxes	11.0%	8.3%	11.5%	6.0%
Income tax expense	-4.3%	-3.4%	-4.5%	-2.4%

Net income	6.7%	4.9%	7.0%	3.6%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended March 28, 2009	Thirteen weeks ended March 29, 2008	Twenty-six weeks ended March 28, 2009	Twenty-six weeks ended March 29, 2008
SCBU	$113.3	$81.0	$219.1	$158.9
Keurig	$119.8	$60.7	$240.7	$124.5
Corporate	$—	$—	$—	$—
Inter-company eliminations	$(39.7)	$(20.8)	$(69.5)	$(36.1)

Total Company	$193.4	$120.9	$390.3	$247.3

	Income before taxes (in millions)
	Thirteen weeks ended March 28, 2009	Thirteen weeks ended March 29, 2008	Twenty-six weeks ended March 28, 2009	Twenty-six weeks ended March 29, 2008
SCBU	$12.8	$7.1	$22.4	$13.3
Keurig	$14.8	$10.1	$17.4	$13.8
Corporate	$(6.0)	$(6.2)	$6.2	$(11.1)
Inter-company eliminations	$(0.2)	$(1.0)	$(1.0)	$(1.1)

Total Company	$21.4	$10.0	$44.9	$14.9

Thirteen weeks ended March 28, 2009 versus thirteen weeks ended March 29, 2008

Revenue

Company Summary

Net sales for the second quarter of fiscal 2009 increased 60% to $193.4 million, up from $120.9 million reported in the prior fiscal year’s second quarter. Total K-Cup shipments of coffee, hot cocoa and tea increased 62% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 (the “prior year period”).

SCBU

SCBU segment net sales increased by $32.3 million or 40%, to $113.3 million in the second quarter of fiscal 2009 (including $22.1 million of inter-company K-Cup sales) as compared to $81.0 million reported in the second quarter of fiscal 2008 (including $11.4 million of inter-company K-Cup sales). The primary driver for the increase in sales is the continued growth in K-Cup sales. Coffee, tea and hot cocoa pounds shipped by the SCBU segment increased 19% over the prior year period.

As previously announced, the Company increased prices in May 2008 by 8% to 12% on average across business channels and package types for coffee products sold by the SCBU segment. The net impact of the price increase in the second quarter of fiscal 2009 was an increase in net sales of approximately 10% over the prior year period.

Keurig

Keurig segment net sales increased by $59.0 million, or 97%, to $119.8 million in the second quarter of fiscal 2009 (including $17.6 million of inter-company brewer sales and royalty revenue) as compared to $60.7 million reported in the prior year period (including $9.5 million of inter-company brewer sales and royalty revenue). The increase in Keurig segment net sales was primarily due to higher K-Cup sales of approximately $29.7 million which increased 129.1% over the prior year period as well as an increase in brewer and accessories sales of approximately $18.0 million or 72.0% over the prior year period. Royalty income from K-Cups shipped by licensed roasters increased approximately $12.1 million or 85.2% over the prior year period.

Keurig announced a royalty rate increase of a penny on all system-wide K-Cup portion packs that went into effect on August 1, 2008. This increase contributed to an approximate $4.0 million or 5% increase in Keurig segment’s second quarter of fiscal 2009 net sales over the prior year period.

Company-wide Keurig brewer and K-Cup portion pack shipments

(In thousands)

	Q2 FY09 13 wks ended 03/28/09	Q2 FY08 13 wks ended 03/29/08	Q2 Y/Y Increase	Q2 % Y/Y Increase	FY 09 26 wks ended 03/28/09	FY 08 26 wks ended 03/29/08	FY 09 Y/Y Increase	FY 09% Y/Y Increase
Total Keurig brewers shipped (1)	479	193	286	148%	1,190	515	675	131%
Total K-Cups shipped(system-wide) (2)	432,341	266,694	165,647	62%	785,942	496,887	289,055	58%

(1)	Total Keurig brewers shipped means brewers shipped by Keurig to customers in the U.S./Canada.
(2)

Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the U.S./Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig.

Gross Profit

Company gross profit for the second quarter of fiscal 2009 totaled $62.0 million, or 32.1% of net sales, as compared to $44.7 million, or 37.0% of net sales, in the prior year period. The margin decline is due primarily to the increase in sales of AH single-cup brewers, which are sold approximately at cost as part of the Company’s strategy to increase the installed base of Keurig brewers.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 23% to $39.3 million in the second quarter of fiscal 2009 from $32.1 million in the prior-year period. As a percentage of sales, S,G&A improved to 20.3% in the second quarter of fiscal 2009 from 26.6% in the prior year period. This improvement in S,G&A margin was mainly due to leveraging selling and organizational resources on a higher sales base.

Interest Expense

Company interest expense decreased to $1.0 million in the second quarter of fiscal 2009, down from $1.5 million in the prior year period.

Income before taxes

Company income before taxes increased to $21.4 million in the second quarter of fiscal 2009, up from $10.0 million in the prior year period, and, as a percentage of net sales, 11.1% and 8.3%, respectively.

Excluding the non-cash amortization expenses related to the identifiable intangibles of $1.2 million in each period and $1.0 million of patent litigation expense in the prior year period, the Company’s non-GAAP income before taxes was $22.6 million, or 11.7% of net sales as compared to $12.2 million, or 10.1% of net sales in the prior year period.

The SCBU segment contributed $12.8 million in income before taxes in the second quarter of fiscal 2009, up from $7.2 million in the prior year period.

The Keurig segment contributed $14.7 million in income before taxes in the second quarter of fiscal 2009, up from $10.1 million in the prior year period.

The Corporate segment accounted for a reduction of $(6.0) million from income before taxes in the second quarter of fiscal 2009, as compared to a reduction of ($6.2) million in the prior year period.

Taxes

The effective income tax rate for the Company was 39.2% in the second quarter of fiscal 2009, as compared to 40.5% in the prior year period. The difference was primarily due to higher research and development tax credits.

Net Income and Diluted EPS

Company net income in the second quarter of fiscal 2009 was $13.0 million, up 118% from $6.0 million in the prior year period.

Company diluted EPS increased $0.27 to $0.50 per share in the second quarter of fiscal 2009, as compared to $0.23 per share in the prior year period.

Twenty-six weeks ended March 28, 2009 versus twenty-six weeks ended March 29, 2008

Revenue

Company Summary

Net sales for the twenty-six weeks ended March 28, 2009 (the “2009 YTD period”) totaled $390.3 million as compared to $247.3 million reported for the twenty-six weeks ended March 29,2008 (the “prior YTD period”).

SCBU

SCBU segment net sales increased to $219.1 million, or 38%, in the 2009 YTD period (including $36.3 million of inter-company K-cup sales) as compared to $158.9 million reported in the prior YTD period (including $17.0 million of inter-company K-cup sales). The primary driver for the increase in sales is the continued growth in K-Cup sales. Coffee, tea and hot cocoa pounds shipped by the SCBU segment increased 16.6% over the prior YTD period.

As previously announced, the Company increased prices in May 2008 by 8% to 12% on average across business channels and package types for coffee products sold by the SCBU segment. The net impact of the price increase in the 2009 YTD period was an increase in net sales of approximately 10.5% over the prior YTD period.

Keurig

Keurig segment net sales increased to $240.7 million, or 93%, in the 2009 YTD period (including $33.2 million of inter-company brewer sales and royalty revenue) as compared to $124.6 million reported in the prior YTD period (including $19.1 million of inter-company brewer sales and royalty revenue). The increase in Keurig segment net sales was primarily due to higher K-Cup sales of approximately $49.6 million which increased 129.0% over the prior YTD period as well as an increase in brewer and accessories sales of approximately $48.1 million or 77.6% over the prior YTD period. In addition, royalty income from K-Cups shipped by licensed roasters increased approximately $21.3 million or 80.5% over the prior YTD period.

Keurig announced a royalty rate increase of a penny on all system-wide K-Cup portion packs that went into effect on August 1, 2008. This increase contributed to an approximate $7.1 million or 5.7% increase in Keurig segment’s 2009 YTD net sales over the prior YTD period. Shipments of AFH single-cup brewers declined from the prior YTD period due to the downturn in the economy.

Gross Profit

Company gross profit for the 2009 YTD period totaled $115.3 million, or 29.5% of net sales, as compared to $88.0 million, or 35.6% of net sales, in the prior YTD period. The margin decline is due primarily to the increase in sales of AH single-cup brewers, which are sold approximately at cost as part of the Company’s strategy to increase the installed base of Keurig brewers.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 23.9% to $84.7 million in the 2009 YTD period from $68.4 million in the prior YTD period. As a percentage of sales, S,G&A improved to 21.7% in the 2009 YTD period from 27.6% in the prior YTD period. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

Patent Litigation Settlement

On October 23, 2008, Keurig entered into a Settlement and License Agreement with Kraft Foods, Inc., Kraft Foods Global, Inc., and Tassimo Corporation (collectively “Kraft”) providing for a complete settlement of Keurig’s previously filed lawsuit against Kraft during the first quarter of fiscal 2009. Accordingly, the Company recognized the receipt of a patent litigation settlement of $17.0 million as a non-recurring item included in operating income for the Company’s first quarter of fiscal 2009. The Company incurred $1.5 million in litigation expenses during the comparable prior YTD period.

Interest Expense

Company interest expense decreased to $2.4 million in the 2009 YTD period, down from $3.0 million in the prior YTD period, due to a decrease in interest rates.

Income before taxes

Company income before taxes increased to $44.9 million in the 2009 YTD period, up from $14.9 million in the prior YTD period, and, as a percentage of net sales, 11.5% and 6.0%, respectively. This increase is mainly attributable to the $17.0 million (pretax) patent litigation settlement as described above.

Excluding the non-cash intangibles amortization expense of $2.4 million in each period, the patent litigation income of $17.0 million in the 2009 YTD period, and the patent litigation expense of $1.5 million in the prior YTD period, non-GAAP income before taxes increased to $30.3 million in the 2009 YTD period from $18.8 million in the prior YTD period.

The SCBU segment contributed $22.4 million in income before taxes in the 2009 YTD period, up from $13.3 million in the prior YTD period.

The Keurig segment contributed $17.4 million in income before taxes in the 2009 YTD period, up from $13.8 million in the prior YTD period.

The Corporate segment contributed $6.2 million in income before taxes in the 2009 YTD period, as compared to a reduction of $(11.1) million in the prior YTD period. This increase is mainly attributable to the $17.0 million (pretax) patent litigation settlement as described above.

Taxes

The effective income tax rate for the Company was 39.1% in the 2009 YTD period, as compared to 40.3% in the prior YTD period.

Net Income and Diluted EPS

Company net income in the 2009 YTD period was $27.4 million, up 208% from $8.9 million in the prior YTD period.

Company diluted EPS increased $0.71 to $1.06 per share in the 2009 YTD period, as compared to $0.35 per share in the prior YTD period.

Liquidity and Capital Resources

Working capital decreased to $70.0 million at March 28, 2009, down from $79.2 million at September 27, 2008. The decrease was primarily due to lower inventory levels following strong holiday sales.

Net cash provided by operating activities was $53.0 million in the 2009 YTD period as compared to $6.7 million in the prior YTD period. The increase in operating cash flow was primarily due to a decrease in inventory of $27.0 million and an improvement in net income of $18.5 million as described above.

During the 2009 YTD period we had capital expenditures of $14.5 million, as compared to $21.8 million in the prior YTD period.

In the 2009 YTD period, cash flows from financing activities included $4.4 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan, up from $3.0 million in the prior YTD period. In addition, cash flows from operating and financing activities included a $5.4 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $2.6 million in the prior YTD period. As stock options we have granted are exercised, we will continue to receive proceeds and a tax deduction where applicable; however, we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

On March 27, 2009, we purchased certain assets of the Tully’s Coffee Corporation for $40.3 million. Total cash disbursed was $41.5 million which includes direct acquisition costs of $1.2 million. We financed this transaction through our existing senior revolving credit facility. Despite the cash outflow from the Tully’s acquisition, long-term debt decreased to $118.7 million at March 28, 2009 from $123.5 million at September 27, 2008 reflecting strong free cash flows during that period.

We are party to interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at March 28, 2009 and September 27, 2008 was $75.7 million and $78.5 million, respectively. The swap agreements terminate between June 2010 and December 2012.

At March 28, 2009 and September 27, 2008, we estimate that we would have paid $4.1 million and $0.6 million (gross of tax), respectively, had we terminated our swap agreements. We designate the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

The credit facility is subject to the following financial covenants: a funded debt to adjusted EBITDA ratio, a fixed charge coverage ratio, and a capital expenditures covenant. We were in compliance with these covenants at March 28, 2009.

We expect to spend between $55.0 million and $60.0 million in capital expenditures in fiscal 2009. Capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
2009	$49,000	$2,475,000	$150,808,000	$153,332,000
2010	86,000	4,552,000	41,241,000	$45,879,000
2011	67,000	4,128,000	35,421,000	$39,616,000
2012	41,000	3,438,000	—	$3,479,000
2013	118,500,000	2,611,000	—	$121,111,000
Thereafter	—	7,583,000	—	$7,583,000
Total	$118,743,000	$24,787,000	$227,470,000	$371,000,000

(1)	Fiscal 2009 and fiscal 2010 long-term debt obligations are comprised of capital lease obligations.

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

Financial Instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The fair values of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their carrying value at March 28, 2009 and September 27, 2008.

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

Hedging

We enter into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. The Company also enters into interest rate swaps to hedge against unfavorable changes in interest rates. These derivative instruments qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Hedge accounting is permitted if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, we would record the changes in the fair value of the derivative instruments directly to earnings. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 7 in the “Notes to Consolidated Financial Statements,” included elsewhere in this report.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company. The Company adopted SFAS 157 for financial assets and liabilities for the first quarter of fiscal 2009. The Company is currently reviewing FSP 157-2 but does not expect it to have a material impact on its financial statements.

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

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating Tully’s wholesale operations and capacity into its Specialty Coffee business unit, the ability of our lenders to honor their commitments under our credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, Keurig’s ability to continue to grow and build profits with its roaster partners in the office and at home businesses, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this press release. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly earnings releases.

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

	Expected maturity date
	2009	2010	2011	2012	2013	Total
Long-term debt:
Variable rate (in thousands)	$—	$—	$—	$—	$42,800	$42,800
Average interest rate	—	—	—	—	1.6%	1.6%
Fixed rate (in thousands)	$49	$86	$67	$41	$75,700	$75,943
Average interest rate	7.2%	7.8%	10.9%	10.9%	4.8%	4.8%

At March 28, 2009, we had $118.7 million outstanding under our Credit Facility subject to variable interest rates. However, the interest rate on $75.7 million of this debt was fixed through interest rate swap agreements, as discussed further below. Therefore, $43.0 million outstanding under our Credit Facility remains subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $430,000 annually. At September 27, 2008 we had $45.0 million subject to variable interest rates.

On March 28, 2009, the effect of our interest rate swap agreements was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $25.7 million; 2.4% on $30 million; and 3.9% on $20 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2010 through December 2012.

Commodity price risks

The “c” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “c” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the market. At March 28, 2009, the Company had approximately $50.0 million in green coffee purchase commitments, of which approximately 61% had a fixed price. At September 27, 2008, the Company had approximately $73.2 million in green coffee purchase commitments, of which approximately 59% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At March 28, 2009 we held outstanding futures contracts covering 1,500,000 pounds of coffee with a fair market value of ($24,000), gross of tax. At September 27, 2008, we held outstanding futures contracts covering 1,162,500 pounds of coffee with a fair market value of $(39,000), gross of tax. If we had terminated these contracts on March 27, 2009, we estimate that we would have incurred a loss of $24,000, gross of tax, which represented the fair market value on such date. The average contract price used to calculate the fair value of the contracts outstanding was $1.22 per pound as compared to the weighted average “c” price of $1.21 at March 28, 2009. If the “c” price were to drop on average by 10%, the loss incurred in fiscal 2009 will be approximately $180,000, gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2010.

Item 4.  Controls and Procedures

As of March 28, 2009, the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2008 Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant held its 2009 Annual Meeting of Stockholders on March 12, 2009 at the Company’s offices located at 81 Demerrit Place in Waterbury, Vermont. The Board of Directors of the Registrant solicited proxies for this meeting pursuant to a proxy statement filed under regulation 14A.

(b-c) At the Annual Meeting the stockholders voted as follows on the following matters:

VOTES

Proposal 1 – Election of Directors

Nominee	For	Withheld
William D. Davis (Class I)	21,985,716	602,247
Jules A. del Vecchio (Class I)	21,887,469	700,494
Robert P. Stiller (Class I)	21,885,080	702,883

The term of office of the following directors continued after the Meeting: Lawrence J. Blanford, Barbara D. Carlini, Hinda Miller, David E. Moran and Michael J. Mardy.

Proposal 2 – To ratify the appointment of PricewaterhouseCoopers LLP as our independent public accounting firm for 2009.

For	Against	Abstain
22,306,082	250,728	31,153

Item 6. Exhibits

(a) Exhibits:

10.1	Offer Letter between Green Mountain Coffee Roasters, Inc. and Howard Malovany dated as of January 8, 2009. *

10.2	Offer Letter between Green Mountain Coffee Roasters, Inc. and Michelle Stacy dated as of September 23, 2008 and revised as March 16, 2009. *

10.3	Letter Amendment between Green Mountain Coffee Roasters, Inc. and R. Scott McCreary dated as December 29, 2008, to comply with Section 409(A) of the Internal Revenue Code of 1984, as amended. *

10.4	Letter Amendment between Green Mountain Coffee Roasters, Inc. and Kathy Brooks dated December 29, 2008, to comply with Section 409(A) of the Internal Revenue Code of 1984, as amended. *

10.5	Letter Amendment between Green Mountain Coffee Roasters, Inc. and Steve Sabol dated December 30, 2008, to comply with Section 409(A) of the Internal Revenue Code of 1984, as amended. *

10.6	Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances Rathke dated October 31, 2003 and amended as of May 7, 2009, to comply with Section 409(A) of the Internal Revenue Code of 1984, as amended. *

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 05/07/2009	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 05/07/2009	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer