Form 10-Q
period 2009-06-27
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2009-08-03
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 27, 2009

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

As of July 28, 2009, 37,710,494 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	June 27, 2009	September 27, 2008
Assets
Current assets:
Cash and cash equivalents	$4,100	$804
Restricted cash and cash equivalents	161	161
Receivables, less uncollectible accounts and return allowances of $4,288 and $3,002 at June 27, 2009 and September 27, 2008, respectively	68,458	54,782
Income tax receivable	285	—
Inventories	103,238	85,311
Other current assets	4,725	4,886
Deferred income taxes, net	9,967	6,146

Total current assets	190,934	152,090

Fixed assets, net	117,054	97,678
Intangibles, net	37,935	29,396
Goodwill	99,558	73,953
Other long-term assets	4,114	4,531

Total assets	$449,595	$357,648

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$37	$33
Accounts payable	61,491	43,821
Accrued compensation costs	15,687	11,669
Accrued expenses	20,654	14,645
Income tax payable	—	2,079
Other short-term liabilities	3,441	673

Total current liabilities	101,310	72,920

Long-term debt	126,018	123,517
Deferred income taxes, net	22,696	21,691

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 60,000,000 shares; Issued - 42,904,827 and 41,690,466 shares at June 27, 2009 and September 27, 2008, respectively	4,290	4,169
Additional paid-in capital	82,069	61,987
Retained earnings	122,787	81,280
Accumulated other comprehensive loss	(2,078)	(419)
ESOP unallocated shares, at cost - 27,194 shares	(161)	(161)
Treasury shares, at cost - 5,208,993 shares	(7,336)	(7,336)

Total stockholders’ equity	199,571	139,520

Total liabilities and stockholders’ equity	$449,595	$357,648

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended June 27, 2009	Thirteen weeks ended June 28, 2008
Net sales	$190,509	$118,120
Cost of sales	126,428	75,626
Gross profit	64,081	42,494

Selling and operating expenses	28,597	20,620
General and administrative expenses	12,708	9,772
Patent litigation (settlement) expense	—	773

Operating income	22,776	11,329

Other expense	(39)	(25)
Interest expense	(1,080)	(1,376)
Income before income taxes	21,657	9,928

Income tax expense	(7,517)	(3,599)

Net income	$14,140	$6,329

Basic income per share:
Weighted average shares outstanding	37,591,760	36,139,803
Net income	$0.38	$0.18

Diluted income per share:
Weighted average shares outstanding	39,670,046	38,492,987
Net income	$0.36	$0.16

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirty-nine weeks ended June 27, 2009	Thirty-nine weeks ended June 28, 2008
Net sales	$580,841	$365,442
Cost of sales	401,428	234,946

Gross profit	179,413	130,496

Selling and operating expenses	92,873	69,495
General and administrative expenses	33,165	29,277
Patent litigation (settlement) expense	(17,000)	2,268

Operating income	70,375	29,456

Other expense	(323)	(228)
Interest expense	(3,494)	(4,415)

Income before income taxes	66,558	24,813

Income tax expense	(25,051)	(9,602)

Net income	$41,507	$15,211

Basic income per share:
Weighted average shares outstanding	37,132,434	35,803,980
Net income	$1.12	$0.42

Diluted income per share:
Weighted average shares outstanding	39,106,086	38,276,990
Net income	$1.06	$0.40

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended June 27, 2009	Thirteen weeks ended June 28, 2008	Thirty-nine weeks ended June 27, 2009	Thirty-nine weeks ended June 28, 2008
Net income	$14,140	$6,329	$41,507	$15,211
Other comprehensive loss, net of tax:
Deferred gain (loss) on derivatives designated as cash flow hedges	416	1,378	(1,866)	250
Loss on derivatives designated as cash flow hedges reclassified to net income	118	—	207	—

Other comprehensive gain (loss)	534	1,378	(1,659)	250

Comprehensive income	$14,674	$7,707	$39,848	$15,461

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended June 27, 2009 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)	Treasury stock		ESOP unallocated shares		Stockholders’ Equity
	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 27, 2008	41,690,466	$4,169	$61,987	$81,280	$(419)	(5,208,993)	$(7,336)	(27,194)	$(161)	$139,520
Options exercised	1,152,832	115	4,903	—	—	—	—	—	—	5,018
Issuance of common stock under employee stock purchase plan	61,529	6	1,327							1,333
Stock compensation expense	—	—	4,812	—	—	—	—	—	—	4,812
Tax benefit from exercise of options	—	—	8,960	—	—	—	—	—	—	8,960
Deferred compensation	—	—	80	—	—	—	—	—	—	80
Other comprehensive loss, net of tax	—	—	—	—	(1,659)	—	—	—	—	(1,659)
Net income	—	—	—	41,507	—	—	—	—	—	41,507

Balance at March 28, 2009	42,904,827	$4,290	$82,069	$122,787	$(2,078)	(5,208,993)	$(7,336)	(27,194)	$(161)	$199,571

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine weeks ended June 27, 2009	Thirty-nine weeks ended June 28, 2008
Cash flows from operating activities:
Net income	$41,507	$15,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,054	9,851
Amortization of intangibles	3,861	3,609
Loss on disposal of fixed assets	168	187
Provision for doubtful accounts	327	913
Loss on futures derivatives	207	—
Tax expense (benefit) from exercise of non-qualified options and disqualified dispositions of incentive stock options	(163)	(365)
Deferred income taxes	(1,940)	184
Deferred compensation and stock compensation	4,892	4,572
Changes in assets and liabilities:
Receivables	(14,003)	791
Inventories	(15,640)	(24,198)
Income tax payable (receivable)	(2,364)	(2,328)
Other current assets	187	(1,019)
Other long-term assets, net	587	314
Accounts payable	15,474	(2,092)
Accrued compensation costs	4,018	3,369
Accrued expenses	5,681	1,215

Net cash provided by operating activities	55,853	10,214

Cash flows from investing activities:
Acquisition of certain assets of Tully’s Coffee Corporation	(41,451)	—
Capital expenditures for fixed assets	(29,027)	(28,109)
Proceeds from disposal of fixed assets	152	319

Net cash used for investing activities	(70,326)	(27,790)

Cash flows from financing activities:
Net change in revolving line of credit	2,500	5,800
Proceeds from issuance of common stock	6,351	4,408
Excess tax benefits from equity-based compensation plans	9,123	5,408
Deferred financing fees	—	(794)
Repayment of long-term debt	(205)	(54)

Net cash provided by financing activities	17,769	14,768

Net increase (decrease) in cash and cash equivalents	3,296	(2,808)
Cash and cash equivalents at beginning of period	804	2,818

Cash and cash equivalents at end of period	$4,100	$10

Fixed asset purchases included in accounts payable and not disbursed at the end of each period:	$7,399	$4,877

Noncash financing activity:
Debt assumed in conjunction with acquisition of certain assets of Tully’s Coffee Corporation	$210	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen and thirty-nine week periods ended June 27, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 2009.

The September 27, 2008, balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 27, 2008. Throughout this presentation, we refer to the consolidated company as the “Company”.

The Company has revised the classification of its treasury shares for the periods ending June 27, 2009, and September 27, 2008, on its Consolidated Balance Sheets and Consolidated Statement of Changes In Stockholders’ Equity. This reclassification reflects treasury stock issued as a result of the Company’s July 7, 2007, stock dividend, as well as to include such shares in the presentation of capital stock of both the issued and the issued and outstanding shares of common stock as of such dates. The Company has never used treasury shares for issuance upon the exercise of options.

The Company has revised the classification of certain information presented in its fiscal 2008 Consolidated Statements of Operations to conform to its fiscal 2009 presentation.

2.	Stock Split

On May 19, 2009, the Company announced that its Board of Directors had approved a three-for-two stock split effected in the form of a stock dividend of one share for every two issued shares outstanding. The stock dividend was distributed on June 8, 2009, to stockholders of record at the close of business on May 29, 2009. The par value of the common stock remained unchanged at $0.10 per share. All share and per share data presented in this report have been adjusted to reflect this stock split.

3.	Segment Reporting

The Company manages its operations through two operating segments: Specialty Coffee Business Unit (“SCBU”) formerly referred to as Green Mountain Coffee (“GMC”) and Keurig Business Unit (“Keurig”). SCBU sells whole bean and ground coffee, coffee, cocoa and tea in K-Cups, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail channels. Keurig sells their single-cup brewers, and coffee, cocoa and tea in K-Cups produced by a variety of licensed roasters and related accessories mainly in domestic wholesale and retail markets. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility, and most administrative functions such as accounting and information services are decentralized. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at estimated market price and eliminated in consolidation. The costs of the Company’s manufacturing operations are captured within the SCBU segment while the Keurig segment does not have manufacturing facilities and purchases its saleable products from third parties, including the SCBU. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Corporate General Counsel and Secretary, Vice President Human Resources and Vice President of Corporate Social Responsibility, Vice President of Environmental Affairs and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of identifiable intangibles related to the acquisition of Keurig, as well as certain corporate legal expenses and compensation of the board of directors. All of the Company’s goodwill for the Keurig business unit and intangible assets related to the Keurig business unit are included in Corporate assets.

Selected financial data for segment disclosures for the thirteen weeks ended June 27, 2009, and June 28, 2008, are as follows:

	Thirteen weeks ended June 27, 2009 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$100,435	$90,074	$—	$—	$190,509
Intersegment sales	$20,572	$17,679	$—	$(38,251)	$—
Net sales	$121,007	$107,753	$—	$(38,251)	$190,509

Income before taxes	$16,030	$12,296	$(6,649)	$(20)	$21,657

Total assets	$412,413	$112,857	$99,565	$(175,240)	$449,595

Stock compensation	$654	$514	$688	$—	$1,856

Interest expense	$—	$—	$1,080	$—	$1,080

Property additions	$14,937	$1,625	$—	$—	$16,562

Depreciation and amortization	$4,311	$518	$1,203	$—	$6,032

	Thirteen weeks ended June 28, 2008 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$72,363	$45,757	$—	$—	$118,120
Intersegment sales	$4,357	$8,616	$—	$(12,973)	$—
Net sales	$76,720	$54,373	$—	$(12,973)	$118,120

Income before taxes	$5,579	$9,126	$(5,568)	$791	$9,928

Total assets	$202,398	$59,050	$104,552	$(67,394)	$298,606

Stock compensation	$475	$633	$512	$—	$1,620

Interest expense	$—	$—	$1,376	$—	$1,376

Property additions	$8,281	$873	$—	$—	$9,154

Depreciation and amortization	$3,021	$407	$1,203	$—	$4,631

Selected financial data for segment disclosures for the thirty-nine weeks ended June 27, 2009, and June 28, 2008, are as follows:

	Thirty-nine weeks ended June 27, 2009 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$283,237	$297,604	$—	$—	$580,841
Intersegment sales	$56,843	$50,850	$—	$(107,693)	$—
Net sales	$340,080	$348,454	$—	$(107,693)	$580,841

Income before taxes	$38,395	$29,725	$(498)	$(1,064)	$66,558

Total assets	$412,413	$112,857	$99,565	$(175,240)	$449,595

Stock compensation	$1,685	$1,397	$1,730	$—	$4,812

Interest expense	$17	$—	$3,477	$—	$3,494

Property additions	$30,122	$2,628	$—	$—	$32,750

Depreciation and amortization	$11,780	$1,526	$3,609	$—	$16,915

	Thirty-nine weeks ended June 28, 2008 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$214,229	$151,213	$—	$—	$365,442
Intersegment sales	$21,350	$27,746	$—	$(49,096)	$—
Net sales	$235,579	$178,959	$—	$(49,096)	$365,442

Income before taxes	$18,923	$22,961	$(16,667)	$(404)	$24,813

Total assets	$202,398	$59,050	$104,552	$(67,394)	$298,606

Stock compensation	$1,380	$1,797	$1,330	$—	$4,507

Interest expense	$—	$—	$4,415	$—	$4,415

Property additions	$21,988	$3,171	$—	$—	$25,159

Depreciation and amortization	$8,598	$1,253	$3,609	$—	$13,460

4.	Acquisition of Certain Assets of Tully’s Coffee Corporation

On September 15, 2008, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tully’s Coffee Corporation, a Washington corporation, and its wholly-owned subsidiary, Tully’s Bellaccino, LLC, a Washington limited liability company (collectively “Tully’s”) to acquire the Tully’s coffee brand and certain assets of its wholesale business. The transaction was completed on March 27, 2009. Since the date of acquisition, Tully’s results from operations have been included in the Company’s consolidated financial statements.

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

Total consideration under the terms of the Agreement amounted to approximately $40,300,000 in cash. The Agreement contains customary representations, warranties and covenants given by the parties. Under the terms of the Agreement, $3,500,000 of the purchase price was placed in escrow at the closing and will be available to satisfy indemnification claims by the Company under the Agreement for a period of up to 12 months from the completion date.

The total net cash disbursement associated with the Agreement was $41,361,000. This includes $40,300,000 of cash consideration paid to Tully’s for the assets associated with its wholesale business and brand and direct acquisition costs of approximately $1,061,000. The Company also assumed approximately $210,000 in debt which was recorded as a noncash transaction.

The allocation of the purchase price based on fair value of the acquired assets less liabilities assumed is as follows:

Inventories	$2,191,000
Fixed assets	1,527,000
Intangible assets	12,400,000
Goodwill	25,243,000

Total	$41,361,000

In addition, the Company recorded goodwill related to assumed debt of $210,000 and exit and transition related accruals of $327,000. Exit and transition related accruals include the costs associated with the plan to relocate the Tully’s manufacturing facility to a new location which is expected to be completed no later than one year from the acquisition date.

The purchase price and its allocation could change as a result of changes in the estimates and assumptions used in determining certain acquisition related accruals. Any change to these estimates and assumptions in the year following the acquisition could result in an offsetting adjustment to the acquired goodwill.

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

Amortizable intangible assets acquired on March 27, 2009, include approximately $10,300,000 for identifiable customer relationships with an average life of 13 years, approximately $2,000,000 for the Tully’s trade name with an average life of 10 years and approximately $100,000 for non-compete agreements with an average life of 5 years. The weighted-average amortization period for these assets is 12.5 years and will be amortized on a straight-line basis over their respective useful lives. Amortization of intangibles expense (gross of tax) is anticipated to be approximately $506,000 in fiscal 2009 and $1,012,000 in each of the fiscal years 2010 through fiscal 2014.

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $25,780,000. Goodwill and intangible assets related to this acquisition are reported in the SCBU segment of the Company.

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

5.	Warranty Reserve

The Company offers a one-year warranty from the date of the consumer purchase on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.

The changes in the carrying amount of product warranties for the thirty-nine weeks ended June 27, 2009, and June 28, 2008, are as follows:

Thirty-nine weeks ended June 27, 2009

Balance at September 27, 2008	$648,000
Provision charged to income	2,710,000
Usage	(2,277,000)

Balance at June 27, 2009	$1,081,000

Thirty-nine weeks ended June 28, 2008

Balance at September 29, 2007	$815,000
Provision charged to income	1,724,000
Usage	(1,769,000)

Balance at June 28, 2008	$770,000

6.	Inventories

Inventories consisted of the following at:

	June 27, 2009	September 27, 2008
Raw materials and supplies	$21,175,000	$19,494,000
Finished goods	82,063,000	65,817,000

	$103,238,000	$85,311,000

Inventory values above are presented net of $1,133,000 and $440,000 of obsolescence reserves at June 27, 2009, and September 27, 2008, respectively.

At June 27, 2009, the Company had approximately $48,353,000 in green coffee purchase commitments, of which approximately 88% had a fixed price. These commitments extend through 2011. The value of the variable portion of these commitments was calculated using an average “c” price of coffee (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange) of $1.22 per pound. In addition to its green coffee commitments, the Company had approximately $143,581,000 in fixed-priced brewer inventory purchase commitments and $96,524,000 in production raw materials commitments at June 27, 2009. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

7.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128 Earnings per Share (dollars in thousands, except per share data):

	Thirteen weeks ended June 27, 2009	Thirteen weeks ended June 28, 2008	Thirty-nine weeks ended June 27, 2009	Thirty-nine weeks ended June 28, 2008
Numerator - basic and diluted earnings per share:
Net income	$14,140	$6,329	$41,507	$15,211

Denominator:
Basic earnings per share - weighted average shares outstanding	37,591,760	36,139,803	37,132,434	35,803,980
Effect of dilutive securities - stock options	2,078,286	2,353,184	1,973,652	2,473,010

Diluted earnings per share - weighted average shares outstanding	39,670,046	38,492,987	39,106,086	38,276,990

Basic earnings per share	$0.38	$0.18	$1.12	$0.42
Diluted earnings per share	$0.36	$0.16	$1.06	$0.40

For the thirteen and thirty-nine weeks ended June 27, 2009, options to purchase 1,000 and 311,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and thirty-nine weeks ended June 28, 2008, options to purchase 366,000 and 161,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

8.	Financial Instruments

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

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. For the thirteen and thirty-nine weeks ended June 27, 2009, the Company paid $666,000 and $1,479,000, respectively, pursuant to the swap agreements, which increased interest expense.

The following table summarizes the interest rate swaps outstanding at June 27, 2009:

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$30,000,000	2.35%	2010	$(512,000)
30-day LIBOR	$25,700,000	5.44%	2011	$(1,747,000)
30-day LIBOR	$20,000,000	3.87%	2013	$(1,182,000)

	$75,700,000			$(3,441,000)

The following table summarized the coffee futures contracts outstanding at June 27, 2009:

Coffee Pounds	Average Contract Price	“C” Price	Maturity	Fair Value of Futures Contract
1,125,000	$1.20	$1.22	December 2009	$25,000

1,125,000				$25,000

The following table discloses the fair value of the Company’s financial instruments included in the Consolidated Balance Sheets:

Fair Value of Derivative Instruments

	June 27, 2009	September 27, 2008	Balance Sheet Classification
Coffee Futures	$25,000	$(39,000)	Other current assets
Interest Rate Swaps	$(3,441,000)	$(634,000)	Other short-term liabilities

Total	$(3,416,000)	$(673,000)

The following table discloses the effect of the Company’s financial instruments included in the Consolidated Statement of Operations:

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the Thirteen Weeks Ended June 27, 2009

	Amount of Gain or (Loss) in AOCI	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Coffee Futures	$(16,000)	Cost of Sales	$(198,000)
Interest Rate Swaps	$(682,000)	Interest Expense	$—

Total Derivatives	$(698,000)		$(198,000)

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the Thirty-Nine Weeks Ended June 27, 2009

	Amount of Gain or (Loss) in AOCI	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Coffee Futures	$(315,000)	Cost of Sales	$(343,000)
Interest Rate Swaps	$(2,808,000)	Interest Expense	$—

Total Derivatives	$(3,123,000)		$(343,000)

The Company estimates the deferred losses of coffee futures will be reclassified to net income within the next nine months, which is consistent with the period over which the Company hedges its exposure to the variability in future cash flows. The Company hedges a portion of its exposure to the variability in interest rates through the maturity date of its credit facility.

9.	Fair Value Measurements

In September 2008, the Company adopted Financial Accounting Standards No. 157 Fair Value Measurement (“SFAS 157”) for financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to access fair value for all assets and liabilities. SFAS 157 defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy established prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:

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

The following table discloses the level used by fair value measurements at June 27, 2009:

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$25,000	$—	Other current assets
Derivatives	$—	$(3,441,000)	$—	Other short-term liabilities

Total	$—	$(3,416,000)	$—

The following table discloses the level used by fair value measurements at September 27, 2008:

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$(673,000)	$—	Other short-term liabilities

Total	$—	$(673,000)	$—

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

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“FAS123R”). The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the thirty-nine weeks ended June 27, 2009: an expected life averaging 6 years; an average volatility of 52%; no dividend yield; and a risk-free interest rate averaging 2.0%. The weighted-average fair value of options granted during the thirty-nine weeks ended June 27, 2009, was $13.55 per share.

For grants issued in the thirty-nine weeks ended June 28, 2008, the following assumptions were used: an expected life averaging 5.9 years; an average volatility of 45%; no dividend yield; and a risk-free interest rate averaging 3.1%. The weighted-average fair value of options granted during the thirty-nine weeks ended June 28, 2008, was $8.83 per share.

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the thirty-nine weeks ended June 27, 2009: an expected life averaging 6 months; an average volatility of 72%; no dividend yield; and a risk-free interest rate averaging 0.4%. The weighted-average fair value of purchase rights granted during the thirty-nine weeks ended June 27, 2009, was $8.99 per share.

For the purchase rights granted in the thirty-nine weeks ended June 28, 2008, the following assumptions were used: an expected life averaging 6 months; an average volatility of 59%; no dividend yield; and a risk-free interest rate averaging 3.3%. The weighted-average fair value of purchase rights granted during the thirty-nine weeks ended June 28, 2008, was $6.67 per share.

For the thirteen and thirty-nine weeks ended June 27, 2009, income before income taxes was reduced by a stock compensation expense of $1,856,000 and $4,812,000, respectively.

For the thirteen and thirty-nine weeks ended June 28, 2008, income before income taxes was reduced by a stock compensation expense of $1,620,000 and $4,507,000, respectively.

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirty-nine week periods ended June 27, 2009, and June 28, 2008, the Company recorded compensation costs of $195,000 and $183,000, respectively, to accrue for anticipated stock distributions under the ESOP. On June 27, 2009, the ESOP held 27,194 unearned shares at an average cost of $6.02.

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the thirty-nine week periods ended June 27, 2009, and June 28, 2008, $80,000 and $65,000, respectively, of compensation expense was recorded under this Plan.

11.	Income Taxes

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

The Internal Revenue Service has completed its audit of the Company’s fiscal year ending September 30, 2006. A draft of the closing letter indicates no adjustments will be made. As a result of the audit and tax return filing, the FIN 48 reserve was reduced from $598,000 at March 28, 2009, to $426,000 at June 27, 2009. “FIN 48” relates to the accounting for uncertainty in income taxes and is an interpretation of SFAS 109. No significant changes to the FIN 48 reserve are anticipated within the next 12 months.

Additionally, during the audit the Company requested and received permission to carry forward foreign tax credits which it utilized on its 2007 tax return.

12.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	June 27, 2009	September 27, 2008
Production equipment	1-15	$82,728,000	$68,783,000
Equipment on loan to wholesale customers	3-7	13,135,000	12,269,000
Computer equipment and software	1-10	30,479,000	24,020,000
Land	Indefinite	1,391,000	1,391,000
Building and building improvements	4-30	15,151,000	14,744,000
Furniture and fixtures	1-15	7,015,000	6,598,000
Vehicles	4-5	1,269,000	1,070,000
Leasehold improvements	1-20 or remaining life of lease, whichever is less	8,807,000	7,135,000
Construction-in-progress		18,976,000	11,843,000

Total fixed assets		178,951,000	147,853,000

Accumulated depreciation		(61,897,000)	(50,175,000)

		$117,054,000	$97,678,000

Total depreciation expense relating to all fixed assets was $4,577,000 and $13,054,000 for the thirteen and thirty-nine weeks ended June 27, 2009, respectively. Total depreciation expense relating to all fixed assets was $3,428,000 and $9,851,000 for the thirteen and thirty-nine weeks ended June 28, 2008, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on June 27, 2009, are expected to be in production use in the next twelve months.

In the thirteen and thirty-nine weeks ended June 27, 2009, the Company capitalized $120,000 and $274,000 of interest expense, respectively.

In the thirteen and thirty-nine weeks ended June 28, 2008, the Company capitalized $125,000 and $342,000 of interest expense, respectively

13.	Patent Litigation Settlement

On October 23, 2008, Keurig entered into a Settlement and License Agreement with Kraft Foods, Inc., Kraft Foods Global, Inc., and Tassimo Corporation (collectively “Kraft”) providing for a complete settlement of Keurig’s previously filed lawsuit against Kraft. Pursuant to the terms of the Settlement and License Agreement, Kraft paid to Keurig a lump sum of $17,000,000 and Keurig grants to Kraft and its affiliates a limited, non-exclusive, perpetual, worldwide, fully paid up license of certain Keurig patents. The settlement is recorded in operating income in the first quarter of fiscal 2009.

14.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During the thirteen and thirty-nine weeks ended June 27, 2009, Heritage Flight billed the Company $85,000 and $157,000, respectively, for travel services provided to various employees of the Company. During the thirteen and thirty-nine weeks ended June 28, 2008, Heritage Flight billed the Company $80,000 and $253,000, respectively, for travel services provided to various employees of the Company.

15.	Subsequent Event

On June 29, 2009, the Company exercised its increase option under its existing $225,000,000 revolving credit facility. This increase option was in the form of a $50,000,000 term loan, to be amortized at the rate of 10% annually, commencing on September 30, 2009. All borrowings under the credit agreement, including the outstanding balance under the term loan, are due on December 3, 2012. In addition, the Company amended the credit agreement which removed the capital expenditures limitation covenant and adjusted the definition of the fixed charge coverage ratio to modify the capital expenditures captured in the definition to 50% of unfinanced capital expenditures.

The Company has performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.

16.	Recent pronouncements

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which is fiscal year 2010 for the Company. The Company adopted SFAS 157 for financial assets and liabilities for the first quarter of fiscal 2009. The Company is currently reviewing FSP 157-2 but does not expect it to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for the Company. The effect of adoption on the Company’s financial statements will depend primarily on the materiality of non-controlling interests arising in future transactions.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for the disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 clarifies the period after the balance sheet date that the reporting entity should evaluate events or transactions and clarifies the circumstances that may potentially require recognition or disclosure in the financial statements. Additionally, the reporting entity is required to disclosure the date through which the entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 for the interim period ending June 27, 2009 and the effect of adoption on the Company’s financial statements did not have a material impact.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). The objective of SFAS 168 is to establish the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. The effect of the Codification will not change existing GAAP, however will compile authoritative guidance from multiple standard setters into one source for all authoritative guidance. The effect of adoption on the Company’s financial statements is not expected to have a material impact. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which is fiscal 2010 for this Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the “Company”). You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leader in the specialty coffee and the overall coffee maker industries. We roast premium, high-quality Arabica coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified TM , proprietary blends, and flavored coffees that sell under the Green Mountain Coffee ®,, Newman’s Own® Organics and, as of March 27, 2009, Tully’s® brands. We also sell cocoa, teas and coffees in K-Cup® portion packs, Keurig® single-cup brewers and other accessories. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and Keurig brewing systems.

Business Segments

The Company manages its operations through two operating segments, Specialty Coffee Business Unit (“SCBU”) formerly referred to as Green Mountain Coffee (“GMC”) and Keurig Business Unit (“Keurig”). We evaluate performance primarily based on segment operating income. Expenses not specifically related to either operating segment are recorded as “Corporate”.

SCBU sells whole bean and ground coffee, and cocoa, teas and coffees in K-Cups, and to a lesser extent, Keurig single-cup brewers and other accessories mainly in domestic wholesale and retail channels, and directly to consumers. The majority of SCBU’s revenue is derived from its North American wholesale channels.

Additionally, on March 27, 2009, the Company acquired certain assets of the Tully’s Coffee Corporation (“Tully’s”) which is included in the SCBU. The SCBU began selling whole bean and ground coffee and coffee in K-Cups under the Tully’s brand in the third quarter of fiscal 2009.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and markets its premium patented single-cup brewing systems for consumers at home (“AH”) or away-from-home (“AFH”) mainly in North America. Keurig sells its AFH single-cup brewers to distributors for offices and its AH single-cup brewers to select retailers such as department stores and club stores. Keurig sells coffee, tea and cocoa in K-Cups produced by a variety of roasters, including the SCBU, and related accessories to select retailers such as department stores and club stores and also directly to consumers. Keurig earns royalty income from K-Cups shipped by its licensed roasters. Keurig also earns income from the K-Cups manufactured and sold under its trademark license arrangement with Caribou Coffee® Company.

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

Historically, the SCBU and Keurig operating segments have not shared manufacturing or distribution facilities, and administrative functions such as accounting and information services have been decentralized. Throughout this discussion, we refer to the consolidated company as “the Company” and we refer to our operating segments as “SCBU” and “Keurig”. Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Corporate General Counsel and Secretary, Vice President Human Resources, Vice President of Corporate Social Responsibility and Vice President of Environmental Affairs and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, amortization of identifiable intangibles, as well as certain corporate legal expenses and compensation of the board of directors. All of the Company’s goodwill for the Keurig business unit and intangible assets related to the Keurig business unit are included in Corporate assets.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended June 27, 2009	Thirteen weeks ended June 28, 2008	Thirty-nine weeks ended June 27, 2009	Thirty-nine weeks ended June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.4%	64.0%	69.1%	64.3%
Gross profit	33.6%	36.0%	30.9%	35.7%

Selling and operating expenses	15.0%	17.5%	16.0%	19.0%
General and administrative expenses	6.7%	8.3%	5.7%	8.0%
Patent litigation (settlement) expense	—	0.6%	(2.9)%	0.6%

Operating income	11.9%	9.6%	12.1%	8.1%

Other expense	0.0%	0.0%	(0.1)%	(0.1)%
Interest expense	(0.6)%	(1.2)%	(0.6)%	(1.2)%
Income before income taxes	11.3%	8.4%	11.4%	6.8%

Income tax expense	(3.9)%	(3.0)%	(4.3)%	(2.6)%

Net income	7.4%	5.4%	7.1%	4.2%

Segment Summary

Net sales, after inter-company eliminations, and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended June 27, 2009	Thirteen weeks ended June 28, 2008	Thirty-nine weeks ended June 27, 2009	Thirty-nine weeks ended June 28, 2008
SCBU	$100.4	$72.4	$283.2	$214.2
Keurig	$90.1	$45.7	$297.6	$151.2
Corporate	$—	$—	$—	$—

Total Company	$190.5	$118.1	$580.8	$365.4

	Income before taxes (in millions)
	Thirteen weeks ended June 27, 2009	Thirteen weeks ended June 28, 2008	Thirty-nine weeks ended June 27, 2009	Thirty-nine weeks ended June 28, 2008
SCBU	$16.0	$5.6	$38.4	$18.9
Keurig	$12.3	$9.1	$29.7	$23.0
Corporate	$(6.6)	$(5.6)	$(0.5)	$(16.7)
Inter-company eliminations	$(0.0)	$0.8	$(1.0)	$(0.4)

Total Company	$21.7	$9.9	$66.6	$24.8

Thirteen weeks ended June 27, 2009 versus thirteen weeks ended June 28, 2008

Revenue

Company Summary

Net sales for the third quarter of fiscal 2009 increased 61.3% to $190.5 million, up from $118.1 million reported in the third quarter of fiscal 2008 (“the prior year period). Sales related to the Tully’s brand represented approximately 5.5% of this increase, which are included in the Company’s results for the first time. The primary driver of the increase in net sales was the increase in K-Cup net sales which were up 79.1% on a consolidated basis. Total K-Cup shipments of coffee, cocoa and tea by all Keurig licensed roasters increased 63.8% in the third quarter of fiscal 2009 as compared to the prior year period.

SCBU

SCBU segment net sales, after inter-company eliminations, increased by $28.1 million or 38.8%, to $100.4 million in the third quarter of fiscal 2009 as compared to $72.4 million reported in the prior year period. Coffee, tea and cocoa pounds shipped by the SCBU segment increased 39.7% over the prior year period with the primary driver being the continued growth in K-Cup sales.

Keurig

Keurig segment net sales, after inter-company eliminations, increased by $44.3 million, or 97.0%, to $90.1 million in the third quarter of fiscal 2009 as compared to $45.7 million reported in the prior year period. The increase in Keurig segment net sales was primarily due to higher K-Cup sales of approximately $24.3 million which increased 112.0% over the prior year period. Net sales of At Home brewers and accessories contributed approximately one-third of the increase in total Keurig segment net sales over the prior year period. Additionally, royalty income from the sale of K-Cups from third party licensed roasters increased $2.9 million over the prior year period and totaled $9.1 million.

Company-wide Keurig brewer and K-Cup portion pack shipments

(In thousands)

	Q3 FY09 13 wks ended 06/27/09	Q3 FY08 13 wks ended 06/28/08	Q3 Y/Y Increase	Q3 % Y/Y Increase	FY 09 39 wks ended 06/27/09	FY 08 39 wks ended 06/28/08	FY 09 Y/Y Increase	FY 09% Y/Y Increase
Total Keurig brewers shipped (1)	439	153	286	187%	1,629	668	961	144%
Total K-Cups shipped(system-wide) (2)	397,962	242,934	155,028	64%	1,183,904	739,821	444,083	60%

(1)	Total Keurig brewers shipped means brewers shipped by Keurig to customers in the U.S./Canada.
(2)

Total K-Cups shipped (system-wide) means K-Cup shipments by all Keurig licensed roasters to customers in the U.S./Canada. These shipments form the basis upon which royalties are calculated by licensees for payments to Keurig.

Gross Profit

Company gross profit for the third quarter of fiscal 2009 totaled $64.1 million, or 33.6% of net sales, as compared to $42.5 million, or 36.0% of net sales, in the prior year period. The margin decline is due primarily to the increase in sales of AH single-cup brewers, which are sold approximately at cost as part of the Company’s strategy to increase the installed base of Keurig brewers.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 35.9% to $41.3 million in the third quarter of fiscal 2009 from $30.4 million in the prior-year period. As a percentage of sales, S,G&A declined to 21.7% in the third quarter of fiscal 2009 from 25.7% in the prior year period. This improvement in S,G&A margin was mainly due to leveraging selling and organizational resources on a higher sales base.

Interest Expense

Company interest expense decreased to $1.1 million in the third quarter of fiscal 2009, down from $1.4 million in the prior year period.

Income before taxes

Company income before taxes increased to $21.7 million in the third quarter of fiscal 2009, up from $9.9 million in the prior year period, and, as a percentage of net sales, 11.4% and 8.4%, respectively.

Excluding the non-cash amortization expenses related to the identifiable intangibles ($1.5 million in the third quarter of fiscal 2009 and $1.2 million in the prior year period) and $0.8 million of patent litigation expense in the prior year period, the Company’s non-GAAP income before taxes was $23.1 million, or 12.1% of net sales as compared to $11.9 million, or 10.1% of net sales in the prior year period.

The SCBU segment contributed $16.0 million in income before taxes in the third quarter of fiscal 2009, up from $5.6 million in the prior year period.

The Keurig segment contributed $12.3 million in income before taxes in the third quarter of fiscal 2009, up from $9.1 million in the prior year period.

The Corporate segment accounted for a reduction of $(6.6) million from income before taxes in the third quarter of fiscal 2009, as compared to a reduction of ($5.6) million in the prior year period.

Taxes

The effective income tax rate for the Company was 34.7% in the third quarter of fiscal 2009, as compared to 36.3% in the prior year period. The difference was primarily due to higher research and development and foreign tax credits taken in the third quarter of fiscal 2009.

Net Income and Diluted EPS

Company net income in the third quarter of fiscal 2009 was $14.1 million, up 123.4% from $6.3 million in the prior year period.

Company diluted EPS increased $0.20 to $0.36 per share in the third quarter of fiscal 2009, as compared to $0.16 per share in the prior year period.

Thirty-nine weeks ended June 27, 2009 versus thirty-nine weeks ended June 28, 2008

Revenue

Company Summary

Net sales for the thirty-nine weeks ended June 27, 2009 (the “2009 YTD period”) increased 58.9% and totaled $580.8 million as compared to $365.4 million reported for the thirty-nine weeks ended June 28, 2008 (the “prior YTD period”). The primary driver of the increase in net sales was the increase in K-Cup net sales which were up 82.9% on a consolidated basis. Total K-Cup shipments of coffee, cocoa and tea by all Keurig licensed roasters increased 60.0% over the prior YTD period.

SCBU

SCBU segment net sales, after inter-company eliminations, increased to $283.2 million, or 32.2% in the 2009 YTD period as compared to $214.2 million reported in the prior YTD period.. Coffee, tea and cocoa pounds shipped by the SCBU segment increased 24.0% over the prior YTD period with the primary driver being the continued growth in K-Cup sales.

Keurig

Keurig segment net sales, after inter-company eliminations, increased to $297.6 million, or 96.8%, in the 2009 YTD period as compared to $151.2 million reported in the prior YTD period. The increase in Keurig segment net sales was primarily due to higher K-Cup sales of $72.5 million which increased 120.5% over the prior YTD period. Net sales of At Home brewers and accessories contributed approximately one-third of the increase in total Keurig segment net sales over the prior YTD period. Additionally, royalty income from the sale of K-Cups from third party licensed roasters increased approximately $12.0 million over the prior YTD period and totaled $30.0 million.

Gross Profit

Company gross profit for the 2009 YTD period totaled $179.4 million, or 30.9% of net sales, as compared to $130.5 million, or 35.7% of net sales, in the prior YTD period. The margin decline is due primarily to the increase in sales of AH single-cup brewers, which are sold approximately at cost as part of the Company’s strategy to increase the installed base of Keurig brewers.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 27.6% to $126.0 million in the 2009 YTD period from $98.8 million in the prior YTD period. As a percentage of sales, S,G&A improved to 21.7% in the 2009 YTD period from 27.0% in the prior YTD period. This improvement in S,G&A margin was the result of leveraging selling and organizational resources on a higher sales base.

Patent Litigation Settlement

On October 23, 2008, Keurig entered into a Settlement and License Agreement with Kraft Foods, Inc., Kraft Foods Global, Inc., and Tassimo Corporation (collectively “Kraft”) providing for a complete settlement of Keurig’s previously filed lawsuit against Kraft during the first quarter of fiscal 2009. Accordingly, the Company recognized the receipt of a patent litigation settlement of $17.0 million as a non-recurring item included in operating income for the Company’s first quarter of fiscal 2009. The Company incurred $2.3 million in litigation expenses during the comparable prior YTD period.

Interest Expense

Company interest expense decreased to $3.5 million in the 2009 YTD period, down from $4.4 million in the prior YTD period, due to a decrease in interest rates.

Income before taxes

Company income before taxes increased to $66.6 million in the 2009 YTD period, up from $24.8 million in the prior YTD period, and, as a percentage of net sales, 11.5% and 6.8%, respectively. This increase is mainly attributable to the $17.0 million (pretax) patent litigation settlement as described above.

Excluding the non-cash amortization expenses related to the identifiable intangibles ($3.9 million in the 2009 YTD period and $3.6 million in the prior YTD period), the patent litigation income of $17.0 million in the 2009 YTD period, and the patent litigation expense of $2.3 million in the prior YTD period, non-GAAP income before taxes increased to $53.4 million in the 2009 YTD period from $30.7 million in the prior YTD period.

The SCBU segment contributed $38.4 million in income before taxes in the 2009 YTD period, up from $18.9 million in the prior YTD period.

The Keurig segment contributed $29.7 million in income before taxes in the 2009 YTD period, up from $23.0 million in the prior YTD period.

The Corporate segment accounted for a reduction of $(0.5) million in income before taxes in the 2009 YTD period, as compared to a reduction of $(16.7) million in the prior YTD period. This increase is mainly attributable to the $17.0 million (pretax) patent litigation settlement as described above.

Taxes

The effective income tax rate for the Company was 37.6% in the 2009 YTD period, as compared to 38.7% in the prior YTD period.

Net Income and Diluted EPS

Company net income in the 2009 YTD period was $41.5 million, up 173.0% from $15.2 million in the prior YTD period.

Company diluted EPS increased $0.66 to $1.06 per share in the 2009 YTD period, as compared to $0.40 per share in the prior YTD period.

Liquidity and Capital Resources

Working capital increased to $89.6 million at June 27, 2009, up from $79.2 million at September 27, 2008. The increase is primarily due to higher inventory levels to ensure both efficiencies and sufficient inventory for anticipated consumer demand in the fourth quarter of fiscal 2009.

Net cash provided by operating activities was $55.9 million in the 2009 YTD period as compared to $10.2 million in the prior YTD period. The increase in operating cash flow was primarily due to an improvement in net income of $26.3 million, which includes the patent litigation settlement of $17.0 million.

During the 2009 YTD period we had capital expenditures of $29.0 million, as compared to $28.1 million in the prior YTD period.

In the 2009 YTD period, cash flows from financing activities included $6.4 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan, up from $4.4 million in the prior YTD period. In addition, cash flows from operating and financing activities included a $9.0 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, up from $5.0 million in the prior YTD period. As stock options we have granted are exercised, we will continue to receive proceeds and a tax deduction where applicable; however, we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

On March 27, 2009, we purchased certain assets of the Tully’s Coffee Corporation for $40.3 million. Total cash disbursed was $41.5 million which includes direct acquisition costs of $1.2 million. We financed this transaction through our existing senior revolving credit facility. Long-term debt increased to $126.0 million at June 27, 2009, from $95.8 million at June 28, 2008, reflecting our acquisition of Tully’s, which is partially offset by our positive cash flow provided by operating activities during the second and third quarters of fiscal 2009.

On June 29, 2009, during the fourth quarter of fiscal 2009, we exercised our increase option under our revolving credit facility. This increase is in the form of a $50.0 million term loan and will be amortized at a rate of 10% annually with payments beginning on September 30, 2009.

We are party to interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at June 27, 2009, and September 27, 2008, was $75.7 million and $78.5 million, respectively. The swap agreements terminate between June 2010, and December 2012.

At June 27, 2009 and September 27, 2008, we estimate that we would have paid $3.4 million and $0.6 million (gross of tax), respectively, had we terminated our swap agreements. We designate the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

The credit facility is subject to the following financial covenants: a funded debt to adjusted EBITDA ratio, a fixed charge coverage ratio and a capital expenditures covenant. We were in compliance with these covenants at June 27, 2009. On June 29, 2009, we amended the credit agreement which removed the capital expenditures limitation covenant and adjusted the definition of the fixed charge coverage ratio to modify the capital expenditures captured in the definition of 50% of unfinanced capital expenditures.

We expect to spend between $55.0 million and $60.0 million in capital expenditures in fiscal 2009. Capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

We believe that our cash flows from operating activities, existing cash and our credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next 12 months. However, several risks and uncertainties could cause us to need to raise additional capital through equity and/or debt financing. From time to time we consider acquisition opportunities which, if pursued, could also result in the need for additional financing, which could be through debt or equity. We also may consider from time to time engaging in stock buyback plans or programs. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
2009	$11,000	$1,230,000	$138,968,000	$140,209,000
2010	30,000	4,552,000	99,417,000	$103,999,000
2011	9,000	4,128,000	50,388,000	$54,525,000
2012	5,000	3,438,000	—	$3,443,000
2013	126,000,000	2,611,000	—	$128,611,000
Thereafter	—	7,583,000	—	$7,583,000
Total	$126,055,000	$23,542,000	$288,773,000	$438,370,000
(1) Fiscal 2009 through fiscal 2012 long-term debt obligations are comprised of capital lease obligations.
(2) The above table does not include future obligations under the new $50.0 million term loan excuted on June 30, 2009.

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

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,”, “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” “and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating Tully’s wholesale operations and capacity into its Specialty Coffee business unit, the Company’s success in introducing new product offerings, the ability of our lenders to honor their commitments under our credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, Keurig’s ability to continue to grow and build profits with its roaster partners in the office and At Home businesses, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this press release. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly earnings releases.

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

	Expected maturity date
	2009	2010	2011	2012	2013	Total
Long-term debt:
Variable rate (in thousands)	$—	$—	$—	$—	$50,300	$50,300
Average interest rate	—	—	—	—	2.9%	2.9%
Fixed rate (in thousands)	$11	$30	$9	$5	$75,700	$75,755
Average interest rate	7.3%	7.8%	10.7%	10.7%	4.8%	4.8%

At June 27, 2009, we had $126.1 million outstanding under our Credit Facility subject to variable interest rates. However, the interest rate on $75.7 million of this debt was fixed through interest rate swap agreements, as discussed further below. Therefore, $50.3 million outstanding under our Credit Facility remains subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $503,000 annually. At September 27, 2008, we had $45.0 million subject to variable interest rates.

On June 27, 2009, the effect of our interest rate swap agreements was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $25.7 million; 2.4% on $30 million; and 3.9% on $20 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2010 through December 2012.

Commodity price risks

The “c” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “c” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the market. At June 27, 2009, the Company had approximately $48.4 million in green coffee purchase commitments, of which approximately 88% had a fixed price. At September 27, 2008, the Company had approximately $73.2 million in green coffee purchase commitments, of which approximately 59% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At June 27, 2009, we held outstanding futures contracts covering 1,125,000 pounds of coffee with a fair market value of $25,000, gross of tax. At September 27, 2008, we held outstanding futures contracts covering 1,162,500 pounds of coffee with a fair market value of $(39,000), gross of tax. If we had terminated these contracts on June 27, 2009, we estimate that we would have recognized a gain of $25,000, gross of tax, which represented the fair market value on such date. The average contract price used to calculate the fair value of the contracts outstanding was $1.20 per pound as compared to the weighted average “c” price of $1.22 at June 27, 2009. If the “c” price were to drop on average by 10%, the loss incurred will be approximately $137,000, gross of tax. However, this loss, if realized, would be offset by lower costs of coffee purchased during fiscal 2010.

Item 4.	Controls and Procedures

As of June 27, 2009, the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors.

Risks Related to Our Operations

Our financial performance is highly dependent upon the sales of K-Cup portion packs.

A significant and increasing percentage of our total revenue has been attributable to royalties and other revenue from sales of K-Cups for use with our Keurig® single-cup brewing systems. In fiscal 2008, total consolidated net sales of K-Cups and Keurig brewers and royalties earned upon shipment of K-Cups by licensed roasters represented approximately 70% of our consolidated net sales. This relative percentage continued to increase through the first three quarters of fiscal 2009. Continued acceptance of Keurig single-cup brewing systems and sales of K-Cups to our installed base of brewers are significant factors in our growth plans. Any substantial or sustained decline in the acceptance of Keurig single-cup brewing systems or sales of our K-Cups would materially adversely affect us.

Our intellectual property may not be valid, enforceable or commercially valuable.

While we make efforts to develop and protect our intellectual property, the validity, enforceability and commercial value of our intellectual property rights may be reduced or eliminated by the discovery of prior inventions by third parties, the discovery of similar marks previously used by third parties, the successful independent development by third parties of the same or similar confidential or proprietary innovations or changes in the supply or distribution chains that render our rights obsolete.

Many factors bear upon the exclusive ownership and exploitation right to intellectual properties, including, without limitation, prior rights of third parties, nonuse and/or nonenforcement by us, and/or related entities. Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies, which include the ability to obtain, protect and enforce patents and other trade secrets and know how relating to our technology. We own patents that cover significant aspects of our products, and certain patents of ours will expire in the near future. In the United States, we have patents expiring between 2012 and 2017 associated with the K-Cup portion packs presently used in Keurig brewers. We also have pending patent applications associated with current K-Cup portion packs technology. These applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others. Additionally, we have a number of portion pack patents that extend to 2021 but which we have elected not to commercialize yet and may never commercialize. In addition, Keurig continues to invest in further innovation in portion packs and brewing technology and takes steps it believes are appropriate to protect all such innovation. We are prepared to protect our patents vigorously; however, there can be no assurance that we will prevail in any intellectual property infringement litigation we institute to protect our intellectual property rights given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could materially adversely affect us. In addition, the validity, enforceability and value of our intellectual property depends in part on the continued maintenance and prosecution of such rights through applications, maintenance documents, and other filings, and rights may be lost through the intentional or inadvertent failure to make such necessary filings. Similarly, third parties may allege that our activities violate their intellectual property. To the extent we are required to defend our self against such a claim, no assurance can be given that we will prevail. Such defense could be costly and materially adversely affect our business and prospects.

Competition in single-cup brewing systems is intense and could affect our sales of Keurig single-cup brewing systems, K-Cups and profitability.

We are highly dependent on the continued acceptance of the Keurig single-cup brewing system. There are a multitude of competitive single-cup brewing systems available in North America and internationally. Competition in single-cup brewing systems includes lower-cost brewers that brew coffee packaged in non-patented pods. Many of our current and potential competitors in single-cup brewing systems have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors in this marketplace are FLAVIA Beverage Systems (manufactured and marketed by Mars), the TASSIMO beverage system (manufactured and marketed by Bosch and Kraft), the Senseo brewing system (manufactured and marketed by Philips and Sara Lee) and a number of additional single-cup brewing systems and brands. If we do not succeed in effectively differentiating ourselves from our competitors in single-cup brewers, based on technology or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig single-cup brewing systems and K-Cups, and accordingly our profitability, may be materially adversely affected.

Competition in specialty coffee is intense and could affect our sales and profitability.

The specialty coffee business is highly fragmented. Competition in specialty coffee is increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace. In addition, we believe that maintaining and developing our brands, including Green Mountain Coffee, Keurig and Tully’s and our licensed co-branded Newman’s Own® Organic coffees, are important to our success and that the importance of brand recognition may increase to the extent that competitors offer products similar to ours. Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors in specialty coffee include Gevalia Kaffe (Kraft Foods), Dunkin’ Donuts, Peet’s Coffee & Tea, Millstone The Folgers Coffee Company (The J.M. Smucker Co.), New England Coffee Company and Starbucks. There are numerous smaller, regional brands that also compete in the specialty coffee business. In addition, we compete indirectly against all other coffee brands in the marketplace. A number of nationwide coffee marketers, such as Kraft Foods, The Folgers Coffee Company (The J.M. Smucker Co.), Sara Lee and Nestlé, are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our coffee. If we do not succeed in effectively differentiating ourselves from our competitors in specialty coffee, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of specialty coffee, and accordingly our profitability, may be materially adversely affected.

Because we have all of our single-cup brewers manufactured by a single manufacturer in China, a significant disruption in the operation of this manufacturer or political unrest in China could materially adversely affect us.

We have only one manufacturer of single-cup brewers. Any disruption in production or inability of our manufacturer to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis. Furthermore, our manufacturer is located in China. This exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, or developments in the U.S. that are adverse to trade, including enactment of protectionist legislation. Any of these matters could materially adversely affect us.

Product recalls and/or product liability may adversely impact us.

We are subject to regulation by a variety of regulatory authorities, including the Consumer Product Safety Commission. In the event our manufacturer of single-cup brewers, which is located in China, does not adhere to product safety requirements or our quality control standards, we might not identify a deficiency before brewers ship to our customers. The failure of our third party manufacturer to produce merchandise that adheres to our quality control standards could damage our reputation and brands and lead to customer litigation against us. If our manufacturer is unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or recall those products at a substantial cost to us. We may be unable to recover costs related to product recalls.

We may not be able to enter into license agreements with coffee roasters and other third parties to manufacture, distribute and sell K-Cups or maintain our current license agreements, or it may be expensive to do so. In addition, our current licensees may fail to perform their obligations under existing licensing agreements.

We license the right to manufacture, distribute and sell K-Cups on an exclusive or non-exclusive basis to gourmet coffee roasters and tea packers in return for royalty payments from the licensees when they ship the K-Cups. Although many licensees are willing to enter into such licensing agreements, there can be no assurance that such agreements will be negotiated on terms favorable to us, or at all. In addition, our current licensees may fail to perform their obligations under such licensing agreements due to operational disruptions, economic hardship or bankruptcy. Our failure to enter into similar licensing agreements in the future or the failure of our licensees to perform their obligations under existing license agreements could limit our ability to develop and sell our products and could cause our business to suffer.

We also have an exclusive coffee license agreement with Newman’s Own Organics. We produce a line of several co-branded Newman’s Own Organics coffees under the Newman’s Own Organics and Green Mountain Coffee Roasters brand names. In addition, from time to time, we enter into licensing agreements to allow for the development, marketing and sale of single-cup brewing systems by other companies. We recently announced license and distribution agreements with Jarden Corporation for the Mr. Coffee® brand and Conair Corporation for the Cuisinart® brand. The failure to maintain these agreements could adversely impact our future growth.

Our increasing reliance on a limited number of specialty coffee farms could impair our ability to maintain or expand our business.

Because an increasing amount of our supply of Arabica coffee beans comes from specifically identified specialty farms, estates, and cooperatives, we are more dependent upon a limited number of suppliers than some of our competitors. In fiscal 2008 and for the first three quarters of fiscal 2009, approximately 40% of our green coffee purchases were “farm-identified”. The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period in which we need green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels. Any deterioration of our relationship with these suppliers, or problems experienced by these suppliers, could lead to inventory shortages. In such case, we may not be able to fulfill the demand of existing customers, supply new customers, or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to maintain or expand our business.

Our business is highly dependent on sales of specialty coffee, and if demand for specialty coffee decreases, our business would suffer.

Substantially all of our revenues are dependent on demand for specialty coffee. Demand for specialty coffee is a driving factor in the sales of our Keurig single-cup brewing systems. Demand for specialty coffee and demand for our Keurig single-cup brewing systems is affected by many factors, including:

•	Changes in consumer tastes and preferences;

•	Changes in consumer lifestyles;

•	National, regional and local economic conditions;

•	Perceptions or concerns about the environmental impact of our products;

•	Demographic trends; and

•	Perceived or actual health benefits or risks.

Because we are highly dependent on consumer demand for specialty coffee, a shift in consumer preferences away from specialty coffee or our product offerings would harm our business more than if we had more diversified product offerings. If customer demand for our specialty coffee decreases, our sales would decrease and we would be materially adversely affected.

Our roasting methods are not proprietary, so competitors may be able to duplicate them, which could harm our competitive position.

We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our various brands. Because our roasting methods cannot be patented, we would be unable to prevent competitors from copying our roasting methods if such methods became known. If our competitors copy our roasting methods, the value of our brands could be diminished and we could lose customers to our competitors. In addition, competitors could develop roasting methods that are more advanced than ours, which could also harm our competitive position.

We depend on the expertise of key personnel. If these individuals leave or change their role within the Company without effective replacements, our operations could suffer.

The success of our business is dependent to a large degree on our President and Chief Executive Officer, Lawrence J. Blanford, and the other members of our management team. We have an employment agreement with Mr. Blanford that expires on May 3, 2012. If Mr. Blanford or the other members of our management team leave without effective replacements, our ability to implement our business strategy could be impaired.

We may be able to incur substantial additional indebtedness in the future, which could restrict our ability to operate our business.

We may be able to incur substantial additional indebtedness in the future. In addition, future disruptions in the financial markets, such as have been recently experienced, could affect our ability to obtain new or additional debt financing or to refinance our existing indebtedness on favorable terms (or at all), and have other adverse effects on us. We have a $225 million revolving credit facility, which we recently increased by an additional $50 million term loan. On June 29, 2009, we exercised our increase option in the form of a $50 million term loan, to be amortized at the rate of 10% annually, commencing on September 30, 2009. All borrowings under the credit agreement, including the outstanding balance under the term loan, are due on December 3, 2012. In addition, on June 29, 2009, we amended the credit facility to remove the capital expenditures limitation covenant and adjusted the definition of the fixed charge coverage ratio to modify the capital expenditures captured in the definition to 50% of unfinanced capital expenditures. As of July 30, 2009 approximately $50 million was outstanding under our term loan and $99 million was outstanding on our revolving line of credit under this credit facility. The incurrence of debt under our credit facility could adversely affect our business. Our debt obligations could:

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes;

•	Impair our rights to our intellectual property, which have been pledged as collateral under our credit facility, upon the occurrence of a default;

•

Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; and

•

Limit, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds and have a material adverse effect on us if we fail to comply with the covenants in our debt agreements because such failure could result in an event of default which, if not cured or waived, could result in a substantial amount of our indebtedness becoming immediately due and payable.

A significant interruption in the operation of our roasting, manufacturing or distribution capabilities could materially adversely affect us.

We currently roast our coffee at three facilities: Waterbury, Vermont; Knoxville, Tennessee; and Seattle, Washington. We expect to be able to meet current and forecasted demand for the near term. However, if demand increases more than we currently forecast, we will need to either expand our current roasting capabilities internally or acquire additional roasting capacity and the failure to do so in a timely or cost effective manner could have a negative impact on our business. Significant interruption in the operation of our current facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.

In addition, we and other licensed coffee roasters manufacture the K-Cups sold for use with our single-cup brewing systems. We manufacture K-Cups at our Vermont, Tennessee and Washington State facilities, and any significant disruption in our or our licensees’ ability to manufacture adequate quantities of K-Cups to meet our needs, whether as a result of a natural disaster or other causes, could adversely affect our business and financial results. We currently have three distribution facilities, one located adjacent to our roasting facility in Waterbury, Vermont, another located in Essex, Vermont and a third at our facility in Knoxville, Tennessee. Any disruption to our distribution facilities could significantly impair our ability to operate our business. In addition, because we have our coffee roasting and primary distribution facilities in Vermont, our ability to ship coffee and receive shipments of raw materials could be adversely affected during winter months as a result of severe winter conditions and storms.

Our order processing and fulfillment systems may fail or limit user traffic, which could cause us to lose sales.

We process all customer orders through an order fulfillment facility in Waterbury, Vermont. We are dependent on our ability to maintain our computer and telecommunications equipment at this facility in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. We have experienced capacity constraints in the past that have resulted in decreased levels of customer service, such as increased customer call center wait times and delays in service to customers for limited periods of time. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained.

Our reliance on a single order fulfillment company for our Keurig subsidiary’s at-home business exposes us to significant credit risk.

We rely on a single order fulfillment company to process the majority of orders for our at-home single-cup business sold through retailers. We sell a significant number of brewers and K-Cups to this third party fulfillment company for re-sale to certain retailers. Receivables from this company were approximately 36% of our consolidated accounts receivable balance at September 27, 2008, and approximately 39% at June 27, 2009. Accordingly, we are subject to significant credit risk regarding the creditworthiness of this company. The inability of this company to perform its obligations to us, whether due to a deterioration in its financial condition or otherwise, could result in significant losses that could materially adversely affect us. If our relationship with this company is terminated, we can provide no assurance that we would be able to contract with another third party to provide these services to us in a timely manner or on favorable terms.

Because we rely heavily on common carriers to deliver our coffee and brewers, any disruption in their services or increase in shipping costs could adversely affect our business.

We rely on a number of common carriers to deliver coffee and brewers to our customers and distribution centers. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our products in a timely manner. A delay in shipping could:

•	Have an adverse impact on the quality of the coffee, hot cocoa or tea shipped, and thereby adversely affect our brands and reputation;

•	Result in the disposal of an amount of coffee, hot cocoa or tea that could not be shipped in a timely manner; and

•	Require us to contract with alternative, and possibly more expensive, common carriers.

Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profitability to suffer.

Our acquisition of certain assets from Tully’s Coffee Corporation was completed on March 27, 2009. The failure to successfully integrate the Tully’s wholesale business into our business may cause us to fail to realize the expected synergies, cost savings and other benefits expected from the acquisition, which could significantly affect us.

The integration of the Tully’s wholesale business into our business presents significant challenges and risks to our business, including:

•	distraction of management from regular business concerns;

•	assimilation and retention of employees and customers of Tully’s;

•	managing the West Coast-based Tully’s wholesale operations and employees, both of which are distant from our current headquarters and operational locations;

•	expansion into new geographies;

•	integration of technologies, services and products; and

•	achievement of appropriate internal control over financial reporting.

We may fail to successfully complete the integration of Tully’s into our business and, as a result, may fail to realize the synergies, cost savings and other benefits expected from the acquisition. We may fail to grow and build profits in the Tully’s business line or achieve sufficient cost savings through the integration of customer service or administrative and other operational activities. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Tully’s has a history of operating losses, and our ability to achieve and then maintain the profitability of its business lines will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue. Our expectation to achieve profitability from this business may not be realized, and losses on the Tully’s business may continue as we integrate its operations into our business. If revenue from the Tully’s operation grows more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to achieve, sustain or increase its profitability, which could materially adversely affect us.

Strategic investments or acquisitions may result in additional risks and uncertainties in our business.

We may seek to grow our business through opportunistic strategic investments or acquisitions. From time to time we may be in various stages of negotiation with parties relating to the possible investment in or acquisition of businesses or assets. We are unable to predict whether our negotiations will result in any agreement to invest in or acquire a business or an asset or whether any such transaction will be consummated on favorable terms or at all. Additionally, we may pursue an acquisition that is not accretive initially due to its long term strategic value.

In addition, to the extent we are successful in completing one or more opportunistic strategic investments or acquisitions, we would face numerous risks and uncertainties integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to retain relationships with customers and business partners.

Due to the seasonality of many of our products and other factors, our operating results are subject to quarterly fluctuations.

Historically, we have experienced increased sales of our Keurig single-cup brewing systems in our first fiscal quarter due to the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of our future performance.

Risks Related to our Industry

Increases in the cost of high-quality Arabica coffee beans or cost of materials used to produce our brewers could reduce our gross margin and profit.

We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. The supply and price of coffee are subject to high volatility. Although most coffee trades in the commodity market at a price referred to as the “c” price (the price per pound quoted by the Coffee, Sugar and Cocoa Exchange), coffee of the quality we are seeking tends to trade on a negotiated basis at a substantial premium or “differential” above the “c” price, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, pest damage, politics and economics in the producing countries.

Cyclical swings in commodity markets are common, and 2008 was an especially volatile year, with the “c” price of coffee climbing to record levels until mid-year, then declining with most other commodity markets in the second half of calendar 2008 and rising again in the first half of 2009. It is expected that coffee prices will remain volatile in the coming years. In addition to the “c” price, coffee of the quality sought by us tends to trade on a negotiated basis at a substantial premium or “differential” above the “c” price. These differentials also are subject to significant variations and have generally been on the rise in recent years with some slight decline in the first half of 2009.

We generally try to pass on coffee price increases and decreases to our customers. There can be no assurance that we will be successful in passing on these cost increases to customers without losses in sales volume or gross margin. Additionally, even if higher green coffee costs can be offset on a dollar-for-dollar basis by price increases, this still lowers our gross margin as a percentage of sales. Similarly, rapid and sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory and purchase commitments.

Significant fluctuations in the cost of other commodities, such as steel, petroleum and copper influence prices of plastic and other components used in manufacturing our coffee brewers. Approximately 90% of Keurig brewers shipped in fiscal 2008, and 95% of those shipped in the first half of 2009, were sold to the at-home channel at our cost with essentially no gross margin. With respect to the Keurig single-cup at-home system, we are continuing to pursue a model designed to penetrate the marketplace, a component of which is to sell brewers and accessories essentially at cost, and are focused on driving new customers into single serve coffee. Any rapid, sharp increases in our cost of manufacturing at-home brewers would be unlikely to lead us to raise sales prices to offset such increased cost as our current strategy is to drive penetration and not risk slowing down the rate of sales growth to competitors or before realizing cost reductions in our purchase commitments. There can be no assurance that we will able to maintain our gross margin when such fluctuations occur.

Decreased availability of high-quality Arabica coffee beans could jeopardize our ability to maintain or expand our business.

We roast over 40 different types of green coffee beans to produce more than 100 coffee selections. If one type of green coffee bean were to become unavailable or prohibitively expensive, we believe we could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality Arabica coffees we purchase could have a material adverse impact on us.

Worldwide or regional shortages of high-quality Arabica coffees can be caused by multiple factors, such as weather, pest damage and economics in the producing countries. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we could be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. Frequent substitutions and changes in our coffee product lines could lead to cost increases, customer alienation and fluctuations in our gross margins.

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

The recent adverse changes in global and domestic economic conditions or a worsening of the United States economy could materially adversely affect us.

Our revenues and performance depend significantly on consumer confidence and discretionary spending, which have recently deteriorated due to current worldwide economic conditions. This economic downturn and decrease in consumer spending may adversely impact our revenues, ability to market our products, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations. For example, we are highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business. Keurig brewer sales may also decline as a result of the economic environment. We also have exposure to various financial institutions under coffee hedging arrangements and interest rate swaps, and the risk of counterparty default is currently higher in light of existing capital market and economic conditions.

Our products must comply with government regulation.

The USDA adopted regulations with respect to a national organic labeling and certification program which became effective in February 2001, and fully implemented in October 2002. Amendments to Canada’s Organic Products regulations as administered by the Canada Organic Office of the Canadian Food Inspection Agency became effective in December 2008. Although the implementation period has not yet been defined, we will be required to apply for recertification of our organic products under the new regulations and update any affected packaging. In addition, similar regulations and requirements exist in the other countries in which we may market our products. Our organic products are covered by these various regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

Furthermore, new government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on us.

We rely on independent certification for a number of our products, the loss of any of which could harm our business.

We rely on independent certification, such as certifications of our products as “organic” or “fair trade,” to differentiate our products from others. The Newman’s Own Organics product line, combined with the Specialty Coffee business unit’s own branded Fair Traded Certified coffee line, represented a combined 28% of the Specialty Coffee business unit’s total consolidated sales volume in fiscal year 2008, and 29% in the third fiscal quarter of 2009. The loss of any independent certifications could adversely affect our market position, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic.

Item 6.	Exhibits

(a)	Exhibits:

4.1	Agreement to Exercise Facility Increase Option and Amendment No. 2 to Amended and Restated Revolving Credit Agreement dated June 29, 2009, among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and the other lender parties thereto.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: August 3, 2009	By:	/s/ Lawrence J. Blanford,
Lawrence J. Blanford,
President and Chief Executive Officer

Date: August 3, 2009	By	/s/ Frances G. Rathke,
Frances G. Rathke,
Chief Financial Officer