Form 10-Q
period 2009-12-26
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2010-02-04
CIK 909954

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 26, 2009

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☑

As of February 1, 2010, 43,713,995 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1.	Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	December 26, 2009	September 26, 2009
Assets
Current assets:
Cash and cash equivalents	$73,192	$241,811
Restricted cash and cash equivalents	400	280
Short-term investments	50,000	50,000
Receivables, less uncollectible accounts and return allowances of $9,740 and $4,792 at December 26, 2009 and September 26, 2009, respectively	140,899	91,559
Income tax receivable	5,055	—
Inventories	124,083	137,294
Other current assets	16,663	6,706
Deferred income taxes, net	9,983	10,151

Total current assets	420,275	537,801
Fixed assets, net	157,318	135,981
Intangibles, net	132,636	36,478
Goodwill	169,431	99,600
Other long-term assets	3,833	3,979

Total assets	$883,493	$813,839

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,064	$5,030
Accounts payable	84,316	76,961
Accrued compensation costs	12,473	17,264
Accrued expenses	34,106	18,570
Income tax payable	13,137	2,971
Other short-term liabilities	2,844	3,257

Total current liabilities	151,940	124,053
Long-term debt	71,907	73,013
Deferred income taxes, net	53,192	26,599
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 60,000,000 shares; Issued - 43,679,665 and 43,603,684 shares at December 26, 2009 and September 26, 2009, respectively	4,368	4,360
Additional paid-in capital	454,078	450,596
Retained earnings	149,656	137,162
Accumulated other comprehensive loss	(1,574)	(1,870)
ESOP unallocated shares, at cost - 12,687 shares at December 26, 2009 and September 26, 2009	(74)	(74)

Total stockholders’ equity	606,454	590,174

Total liabilities and stockholders’ equity	$883,493	$813,839

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended December 26, 2009	Thirteen weeks ended December 27, 2008
Net sales	$349,363	$196,980
Cost of sales	247,538	143,630

Gross profit	101,825	53,350
Selling and operating expenses	55,579	36,181
General and administrative expenses	23,172	9,211
Patent litigation settlement	—	(17,000)

Operating income	23,074	24,958
Other expense	(111)	(43)
Interest expense	(1,048)	(1,382)

Income before income taxes	21,915	23,533
Income tax expense	(9,421)	(9,149)

Net income	$12,494	$14,384

Basic income per share:
Weighted average shares outstanding	43,656,431	36,679,358
Net income	$0.29	$0.39
Diluted income per share:
Weighted average shares outstanding	45,828,777	38,628,155
Net income	$0.27	$0.37

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended December 26, 2009	Thirteen weeks ended December 27, 2008
Net income	$12,494	$14,384
Other comprehensive income, net of tax:
Deferred (loss) gain on derivatives designated as cash flow hedges	286	(2,409)
(Gain) loss on derivatives designated as cash flow hedges reclassified to net income	(38)	10
Foreign currency translation	48	—

Other comprehensive gain (loss)	296	(2,399)

Comprehensive income	$12,790	$11,985

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended December 26, 2009 (Dollars in thousands)

			Additional		Accumulated	ESOP unallocated
	Common stock		paid-in	Retained	other compre-	shares		Stockholders’
	Shares	Amount	capital	earnings	hensive (loss)	Shares	Amount	Equity
Balance at September 26, 2009	43,603,684	$4,360	$450,596	$137,162	$(1,870)	(12,687)	$(74)	$590,174
Options exercised	75,981	8	376	—	—	—	—	384
Stock compensation expense	—	—	1,928	—	—	—	—	1,928
Tax benefit from exercise of options	—	—	1,129	—	—	—	—	1,129
Deferred compensation expense	—	—	49	—	—	—	—	49
Other comprehensive income, net of tax	—	—	—	—	296	—	—	296
Net income	—	—	—	12,494	—	—	—	12,494

Balance at December 26, 2009	43,679,665	$4,368	$454,078	$149,656	$(1,574)	(12,687)	$(74)	$606,454

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen weeks ended December 26, 2009	Thirteen weeks ended December 27, 2008
Cash flows from operating activities:
Net income	$12,494	$14,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,853	4,158
Amortization of intangibles	2,143	1,203
Loss on disposal of fixed assets	34	23
Provision for doubtful accounts	298	211
Loss on futures derivatives	38	10
Tax expense from exercise of non-qualified options and disqualified dispositions of incentive stock options	5	(25)
Excess tax benefits from equity-based compensation plans	(1,124)	(2,874)
Deferred income taxes	(578)	(2,576)
Deferred compensation and stock compensation	1,977	1,476
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(40,906)	(15,757)
Inventories	20,122	18,472
Income tax payable	6,235	9,543
Other current assets	(1,566)	(1,160)
Other long-term assets, net	145	(382)
Accounts payable	4,662	11,442
Accrued compensation costs	(4,923)	(3,451)
Accrued expenses	13,037	5,839

Net cash provided by operating activities	17,946	40,536
Cash flows from investing activities:
Acquisition of Timothy’s Coffee of the World Inc.	(154,742)	—
Advance on acquisition of Diedrich Coffee, Inc. (See Note 16)	(8,517)	—
Capital expenditures for fixed assets	(23,701)	(10,124)
Proceeds from disposal of fixed assets	145	17

Net cash used for investing activities	(186,815)	(10,107)
Cash flows from financing activities:
Net change in revolving line of credit	—	(33,500)
Proceeds from issuance of common stock under compensation plans	384	1,876
Excess tax benefits from equity-based compensation plans	1,124	2,874
Capital lease obligations	(8)	(8)
Repayment of long-term debt	(1,250)	—

Net cash provided by (used for) financing activities	250	(28,758)
Net increase (decrease) in cash and cash equivalents	(168,619)	1,671
Cash and cash equivalents at beginning of period	241,811	804

Cash and cash equivalents at end of period	$73,192	$2,475

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$8,350	$417
Noncash financing activity:
Liabilities assumed in conjunction with acquisition of Timothy’s Coffee of the World Inc.	$1,533	$—

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen week period ended December 26, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2010.

The September 26, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 26, 2009. Throughout this presentation, we refer to the consolidated company as the “Company”.

2. Segment Reporting

The Company manages its operations through two business segments: Specialty Coffee business unit (“SCBU”) and Keurig business unit (“Keurig”). SCBU sells whole bean and ground coffee, as well as K-Cups®, and to a lesser extent, Keurig® single-cup brewers and other accessories mainly in North American wholesale and retail channels, and directly to consumers. The majority of SCBU’s revenue is derived from its North American wholesale channels.

Keurig sells their single cup brewers, coffee, cocoa and tea in K-Cups produced by a variety of licensed roasters, including SCBU, and related accessories mainly in North American wholesale and retail channels. Keurig earns royalty income from K-Cups shipped by its licensed roasters. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility, and most administrative functions such as accounting and information services are decentralized. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at estimated market price and eliminated in consolidation. The costs of the Company’s manufacturing operations are captured within the SCBU segment while the Keurig segment does not have manufacturing facilities and purchases its saleable products from third parties, including SCBU. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Corporate General Counsel and Secretary, Vice President Human Resources, Vice President of Corporate Social Responsibility, Vice President of Environmental Affairs and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, certain corporate legal expenses and compensation of the board of directors. In addition, fiscal 2009 corporate expenses are offset by $17,000,000 of proceeds received from the Kraft litigation settlement. Corporate assets include cash and short-term investments.

Goodwill and intangibles related to the Frontier, Tully’s and Timothy’s acquisitions are included in the SCBU reporting unit of the Company. Keurig related goodwill and intangibles are included in the Keurig reporting unit of the Company.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Selected financial data for segment disclosures for the thirteen weeks ended December 26, 2009 and December 27, 2008 are as follows:

	For the thirteen weeks ended December 26, 2009 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$131,574	$217,789	$—	$—	$349,363
Intersegment sales	$61,263	$36,736	$—	$(97,999)	$—
Net sales	$192,837	$254,525	$—	$(97,999)	$349,363
Income before taxes	$28,611	$7,321	$(11,080)	$(2,937)	$21,915
Total assets	$501,879	$290,752	$123,592	$(32,730)	$883,493
Stock compensation	$684	$507	$737	$—	$1,928
Interest expense	$—	$—	$1,048	$—	$1,048
Property additions	$17,220	$2,322	$—	$—	$19,542
Depreciation and amortization	$6,345	$1,651	$—	$—	$7,996

	For the thirteen weeks ended December 27, 2008 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$91,625	$105,355	$—	$—	$196,980
Intersegment sales	$14,183	$15,581	$—	$(29,764)	$—
Net sales	$105,808	$120,936	$—	$(29,764)	$196,980
Income before taxes	$9,530	$1,501	$13,310	$(808)	$23,533
Total assets	$293,126	$187,651	$3,050	$(122,058)	$361,769
Stock compensation	$533	$425	$472	$—	$1,430
Interest expense	$—	$—	$1,382	$—	$1,382
Property additions	$4,593	$745	$—	$—	$5,338
Depreciation and amortization	$3,668	$1,693	$—	$—	$5,361

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

3. Acquisition of Certain Assets of Timothy’s Coffee of the World Inc.

On November 13, 2009, the Company acquired all of the outstanding capital stock of Timothy’s Coffee of the World, Inc. (“Timothy’s”), which included its brand and wholesale coffee business. Timothy’s will be maintained as a wholly-owned Canadian subsidiary, with operations integrated into the SCBU segment. As the acquisition was completed on November 13, 2009, Timothy’s results of operations have been included in the Company’s consolidated financial statements as of that date. Timothy’s functional currency is the U.S. dollar.

Timothy’s wholesale business produces specialty coffee, tea and other beverages in a variety of packaged forms, including K-Cup® portion packs, and sold under various brand names. The acquisition provides the Company with a Canadian presence, the Timothy’s brand name and a coffee roasting and packaging facility in Toronto.

Total consideration under the terms of the Agreement amounted to approximately $156,274,000 in U.S dollars, subject to adjustment, and was paid in cash. The Agreement contains customary representations, warranties and covenants given by the parties. The total cash disbursement associated with the Agreement was $154,741,000 and the Company assumed liabilities of $1,533,000 which were recorded as a noncash transaction.

The allocation of the purchase price based on fair value of the acquired assets less liabilities assumed is as follows:

Accounts receivable	$8,732,000
Inventory	6,911,000
Other current assets	83,000
Fixed assets	7,827,000
Intangibles	98,300,000
Goodwill	69,831,000
Accounts payable	(6,852,000)
Accrued compensation costs	(132,000)
Accrued expenses	(966,000)
Capital lease	(186,000)
Deferred income taxes	(27,274,000)

Total	$156,274,000

The purchase price and the allocation could change as a result of changes in the estimates and assumptions used in determining certain acquisition related accruals. Any change to these estimates and assumptions in the year following the acquisition could result in retrospective adjustment to the purchase price accounting consistent with accounting for business combinations.

Acquisition costs related to Timothy’s have been expensed as incurred and are included in general and administrative expenses in the Statement of Operations. Total acquisition related costs were approximately $2,000,000 of which $1,600,000 were expensed in the thirteen weeks ended December 26, 2009 and $400,000 were expensed in the thirteen weeks ended September 26, 2009.

Amortizable intangible assets acquired include approximately $83,200,000 for customer relationships with an estimated life of 16 years, approximately $8,900,000 for the Timothy’s trade name with an estimated life of 11 years and approximately $6,200,000 for supply agreements with an estimated life of 11 years. The weighted-average amortization period for these assets is 15.2 years and will be amortized on a straight-line basis over their respective useful lives. Amortization expense for these intangibles (gross of tax) is expected to be approximately $5,757,000 for fiscal 2010 and $6,573,000 in each of the fiscal years 2011 through 2015.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $69,831,000. The acquisition provides the Company with a Canadian presence and manufacturing and distribution synergies, which provide the basis of goodwill recognized. Goodwill and intangible assets related to this acquisition are reported in the SCBU segment of the Company. The goodwill recognized is not deductible for tax purposes.

The following represents the change in goodwill since the beginning of the period:

	SCBU	Keurig	Total
Balance at September 26, 2009	$27,226	$72,374	$99,600
Acquisition of Timothy’s	69,831	—	69,831
Accumulated impairment loss	—	—	—

Balance at December 26, 2009	$97,057	$72,374	$169,431

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen-weeks ended December 26, 2009, Timothy’s contributed approximately $7,141,000 in revenue and $902,000 of income before taxes.

Supplemental Proforma Information

The following information reflects the Timothy’s acquisition as if the transaction had occurred as of the beginning of the annual 2010 reporting period and for the comparative period, as if the transaction occurred as of the beginning of the 2009 reporting period. Consolidated proforma revenue would have been approximately $354,909,000 and consolidated proforma net income would have been approximately $13,413,000 for the thirteen weeks ended December 26, 2009. For the thirteen weeks ended December 27, 2008, consolidated proforma revenue would have been approximately $205,170,000 and consolidated proforma net income would have been approximately $14,962,000. Consolidated proforma earnings per share would have been $0.29 and $0.39 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively.

4. Inventories

Inventories consisted of the following at:

	December 26, 2009	September 26, 2009
Raw materials and supplies	$32,859,000	$26,015,000
Finished goods	91,224,000	111,279,000

	$124,083,000	$137,294,000

Inventory values above are presented net of $748,000 and $704,000 of obsolescence reserves at December 26, 2009 and September 26, 2009, respectively

At December 26, 2009, the Company had approximately $115,345,000 in green coffee purchase commitments, of which approximately 50% had a fixed price. These commitments extend through 2012. The value of the variable portion of these commitments was calculated using an average “c” price of coffee of $1.36 per pound at December 26, 2009. In addition to its green coffee commitments, the Company had approximately $58,296,000 in fixed price brewer inventory purchase commitments and $175,699,000 in production raw materials commitments at December 26, 2009. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

5. Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	December 26, 2009	September 26, 2009
Production equipment	1-15	$104,183,000	$91,343,000
Equipment on loan to wholesale customers	3-7	13,194,000	13,278,000
Computer equipment and software	1-10	37,812,000	34,018,000
Land	Indefinite	1,391,000	1,391,000
Building and building improvements	4-30	18,138,000	15,412,000
Furniture and fixtures	1-15	9,618,000	9,064,000
Vehicles	4-5	1,204,000	1,181,000
Leasehold improvements	1-20 or remaining life of lease, whichever is less	12,196,000	9,197,000
Construction-in-progress		31,341,000	27,332,000

Total fixed assets		229,077,000	202,216,000
Accumulated depreciation		(71,759,000)	(66,235,000)

		$157,318,000	$135,981,000

Total depreciation expense relating to all fixed assets was $5,853,000 and $4,158,000 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on December 26, 2009 are expected to be in production use in the next twelve months.

In the thirteen weeks ended December 26, 2009 and December 27, 2008, the Company capitalized $331,000 and $73,000 of interest expense, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 26, 2009		September 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Acquired technology	$21,318,000	$(10,024,000)	$21,317,000	$(9,587,000)
Customer and roaster agreements	25,900,000	(8,484,000)	19,700,000	(7,820,000)
Customer relationships	93,567,000	(1,284,000)	10,367,000	(428,000)
Trade names	12,356,000	(824,000)	3,456,000	(633,000)
Non-compete agreements	374,000	(263,000)	374,000	(268,000)

Total	$153,515,000	$(20,879,000)	$55,214,000	$(18,736,000)

All intangible assets are subject to amortization and the Company calculates amortization expense over the period of expected economic benefit. Total amortization expense was $2,143,000 and $1,203,000 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2010 and for each of the next five years is as follows:

2010	$9,129,000
2011	$12,137,000
2012	$11,898,000
2013	$11,752,000
2014	$11,144,000
Thereafter	$76,576,000

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

7. Warranty Reserve

The Company offers a one-year warranty on all Keurig® brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.

The changes in the carrying amount of product warranties for the thirteen weeks ended December 26, 2009 and December 27, 2008 are as follows:

Thirteen weeks ended December 26, 2009
Balance at September 26, 2009	$724,000
Provision charged to income	2,332,000
Usage	(1,379,000)

Balance at December 26, 2009	$1,677,000

Thirteen weeks ended December 27, 2008
Balance at September 27, 2008	$648,000
Provision charged to income	1,147,000
Usage	(777,000)

Balance at December 27, 2008	$1,018,000

8. Financial Instruments

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

The Company has interest rate swap agreements with Bank of America N.A. (Bank of America) and Sovereign Bank. During the thirteen weeks ended December 26, 2009 and December 27, 2008, the Company paid $681,000 and $226,000, respectively, pursuant to the swap agreements, which increased interest expense.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes the interest rate swaps outstanding at December 26, 2009:

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$30,000,000	2.35%	2010	$(309,000)
30-day LIBOR	$25,700,000	5.44%	2011	$(1,296,000)
30-day LIBOR	$20,000,000	3.87%	2013	$(1,239,000)

	$75,700,000			$(2,844,000)

The following table summarizes the interest rate swaps outstanding at September 26, 2009:

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$30,000,000	2.35%	2010	$(438,000)
30-day LIBOR	$25,700,000	5.44%	2011	$(1,551,000)
30-day LIBOR	$20,000,000	3.87%	2013	$(1,268,000)

	$75,700,000			$(3,257,000)

The following table discloses the fair value of the Company’s financial instruments included in the Consolidated Balance Sheets:

Fair Value of Derivative Instruments (Net of Tax)

	December 26, 2009	September 26, 2009	Balance Sheet Classification
Coffee Futures	$—	$90,000	Other current assets
Interest Rate Swaps	$(2,844,000)	$(3,257,000)	Other short-term liabilities

Total	$(2,844,000)	$(3,167,000)

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following tables disclose the effect of the Company’s financial instruments included in the Consolidated Statement of Operations:

Effect of Derivatives Instruments on Earnings (Gross of Tax)

for the thirteen weeks ended December 26, 2009

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$66,000	Cost of Sales	$63,000
Interest Rate Swaps	$413,000	Interest Expense	$—

Total Derivatives	$479,000		$63,000

Effect of Derivatives Instruments on Earnings (Gross of Tax)

for the thirteen weeks ended December 27, 2008

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$(454,000)	Cost of Sales	$(18,000)
Interest Rate Swaps	$(3,585,000)	Interest Expense	$—

Total Derivatives	$(4,039,000)		$(18,000)

The Company estimates the deferred gains (losses) of coffee futures will be reclassified to net income within the next nine months, which is consistent with the period over which the Company hedges its exposure to the variability in future cash flows. The Company hedges a portion of its exposure to the variability in interest rates through the maturity date of its credit facility.

The Company is exposed to credit loss in the event of nonperformance by the other parties to these financial instruments, however nonperformance is not anticipated.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

9. Fair Value Measurements

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

The following table discloses the level used by fair value measurements at December 26, 2009:

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Short-term Investment	$—	$50,000,000	$—	Short-term investments
Derivatives	$—	$(2,844,000)	$—	Other short-term liabilities

Total	$—	$47,156,000	$—

The following table discloses the level used by fair value measurements at September 26, 2009:

	Fair Value Measurements Using			Balance Sheet Classification Level 1
	Level 1	Level 2
Short-term Investment	$—	$50,000,000	$—	Short-term investments
Derivatives	$—	$90,000	$—	Other current assets
Derivatives	$—	$(3,257,000)	$—	Other short-term liabilities

Total	$—	$46,833,000	$—

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

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

10. Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended December 26, 2009	Thirteen weeks ended December 27, 2008
Numerator - basic and diluted earnings per share:
Net income	$12,494	$14,384

Denominator:
Basic earnings per share - weighted average shares outstanding	43,656,431	36,679,358
Effect of dilutive securities - stock options	2,172,346	1,948,797

Diluted earnings per share - weighted average shares outstanding	45,828,777	38,628,155

Basic earnings per share	$0.29	$0.39
Diluted earnings per share	$0.27	$0.37

For the thirteen weeks ended December 26, 2009 and December 27, 2008, options to purchase 4,341 and 881,921 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

11. Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the first quarter of fiscal 2010: an expected life averaging 6 years; an average volatility of 51%; no dividend yield; and a risk-free interest rate averaging 2.8%. The weighted-average fair value of options granted during the thirteen weeks ended December 26, 2009 was $37.77 per share.

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the first quarter of fiscal 2009: an expected life averaging 6 years; an average volatility of 49%; no dividend yield; and a risk-free interest rate averaging 2.6%. The weighted-average fair value of options granted during the thirteen weeks ended December 27, 2008 was $9.11 per share.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the first quarter of fiscal 2010: an expected life averaging 6 months; an average volatility of 57%; no dividend yield; and a risk-free interest rate averaging 0.2%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 26, 2009 was $21.39 per share.

For the purchase rights granted in the first quarter of fiscal 2009, the following assumptions were used: an expected life averaging 6 months; an average volatility of 59%; no dividend yield; and a risk-free interest rate averaging 1.6%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 27, 2008 was $8.04 per share.

For the thirteen weeks ended December 26, 2009 and December 27, 2008, income before income taxes was reduced by a stock compensation expense of $1,928,000 and $1,430,000 (gross of tax), respectively.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirteen week periods ended December 26, 2009 and December 27, 2009, the Company recorded compensation costs of $314,000 and $58,000, respectively, to accrue for anticipated stock distributions under the ESOP. On December 26, 2009, the ESOP held 12,687 unearned shares at an average cost of $6.02.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the thirteen week periods ended December 26, 2009 and December 27, 2008, $49,000 and $46,000 of compensation expense was recorded under this Plan, respectively.

12. Income Taxes

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

The total amount of unrecognized tax benefits at December 26, 2009 and September 26, 2009 was $5,300,000 and $444,000, respectively. The amount of unrecognized tax benefits at December 26, 2009 that would impact the effective tax rate if resolved in favor of the Company is $5,300,000. Note the Company is indemnified for $4.8M of the total reserve balance. If resolved in favor of the Company, the associated indemnification receivable, recorded in other assets, would be reduced accordingly. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The federal research and development tax credit expired on December 31, 2009. The Company has claimed a tax credit through December 31, 2009. In the event the legislature renews the tax credit, the Company will report an additional amount of federal tax credit as a discrete item in the quarter in which the credit is enacted. With this exception, the Company does not expect a significant change to the amount of unrecognized tax benefits within the next 12 months.

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

14. Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During the thirteen weeks ended December 26, 2009 and December 27, 2008, Heritage Flight billed the Company the amount of $106,000 and $47,000, respectively, for travel services to various employees of the Company.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements—(Continued)

15. Recent pronouncements

The Financial Accounting Standards Board released an update to guidance for fair value measurements and disclosures. This update requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of certain information in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the updated guidance clarifies the requirements of existing disclosures. The update is effective for interim and annual reporting periods beginning after December 15, 2009, which is the second quarter of fiscal 2010 for the Company. The Company does not expect this update to have a material impact on its financial statements.

16. Subsequent events

On December 7, 2009, the Company, and Pebbles Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Diedrich Coffee, Inc (“Diedrich”). The approval of this Agreement, by the Diedrich Board of Directors, was concurrent with the termination of the Agreement and Plan of Merger dated as of November 2, 2009 between Diedrich and Peet’s Coffee & Tea, Inc. (“Peet’s”), in which the Company funded a termination advance of approximately $8,500,000 to Diedrich, who in turn paid the same amount to Peet’s pursuant to the terms of the Agreement and Plan of Merger between Diedrich and Peet’s. This payment is recorded in other current assets on the balance sheet and will be part of the Diedrich purchase price pending the consummation of the acquisition. The Merger Agreement contemplates the acquisition through purchase of all outstanding shares of Diedrich’s common stock at a purchase price of $35.00 per share in cash pursuant to a cash tender offer, with a total transaction value of approximately $290,000,000. This transaction is subject to customary closing conditions, including, among others, regulatory approvals. If the Merger Agreement is terminated in the unlikely event that regulatory approvals are not obtained under the terms and conditions of the merger agreement, the Company will be required to make termination payments of approximately $8,500,000 for a termination prior to February 15, 2010 and an additional $1,000,000 in each subsequent 60 day period through June 15, 2010. Management expects full consummation of the acquisition to occur during the second or third fiscal quarter of 2010.

The Company has performed an evaluation of subsequent events through February 4, 2010, which is the date the financial statements were issued.

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

Overview

We are a leader in the specialty coffee and the overall coffee maker business. We roast high-quality Arabica bean coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified TM , proprietary blends, and flavored coffees that sell under the Green Mountain Coffee®, Newman’s Own® Organics, Tully’s® Coffee and, as of November 13, 2009, the Timothy’s® World Coffee brands. We also sell cocoa, teas and coffees in K-Cup® portion packs, Keurig® single-cup brewers and other accessories. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and Keurig brewing systems.

Business Segments

The Company manages its operations through two operating segments, Specialty Coffee Business Unit (“SCBU”) and the Keurig business unit (“Keurig”). We evaluate performance primarily based on segment income before taxes. Expenses not specifically related to either operating segment are recorded as “Corporate”.

SCBU sells whole bean and ground coffee, as well as K-Cups, and to a lesser extent, Keurig single-cup brewers and other accessories mainly in North American wholesale and retail channels, and directly to consumers. The majority of SCBU’s revenue is derived from its North American wholesale channels.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and targets its premium patented single-cup brewing systems for consumers at home (“AH”) or away-from-home (“AFH”) mainly in North America. Keurig sells its AFH single-cup brewers to distributors for offices and its AH single-cup brewers to select retailers such as department stores and club stores and directly to consumers. Keurig sells coffee, tea and cocoa in K-Cups produced by a variety of roasters, including SCBU, and related accessories to select retailers such as department stores and club stores and also directly to consumers. Keurig earns royalty income from K-Cups shipped by its licensed roasters.

Cost of sales for the Company consists of the cost of raw materials including coffee beans, flavorings and packaging materials; a portion of our rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; the cost of brewers manufactured by suppliers, and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales and marketing as well as research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized, and starting in fiscal 2010, include certain acquisition-related expenses.

Historically, the SCBU and Keurig operating segments have not shared manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility, and administrative functions such as accounting and information services have been decentralized. Throughout this discussion, we refer to the consolidated company as “the Company” and we refer to our operating segments as “SCBU” and “Keurig”. Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Corporate General Counsel and Secretary, Vice President Human Resources, Vice President of Corporate Social Responsibility, Vice President of Environmental Affairs and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, certain corporate legal expenses and compensation of the board of directors. In addition, corporate expenses include, starting in fiscal 2010, acquisition-related costs, and in fiscal 2009, corporate expenses are offset by $17.0 million of proceeds received from the Kraft litigation settlement. Corporate assets include cash and short-term investments.

Goodwill and intangibles related to the Frontier, Tully’s and Timothy’s acquisitions are included in the SCBU reporting unit of the Company. Keurig related goodwill and intangibles are included in the Keurig reporting unit of the Company.

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

Acquisitions

On November 13, 2009, the Company, and Timothy’s Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Timothy’s Coffee of the World, Inc., which included its brand and wholesale coffee business for an aggregate cash purchase price of approximately $156 million, subject to adjustment. The purchase price is subject to a working capital adjustment and certain other true ups to be calculated within 90 days of November 13, 2009. The acquisition was financed using available cash on hand and a portion of the proceeds from the August 12, 2009 equity offering. In this offering, the Company issued 5,750,000 shares of common stock at $67.25 per share. Net proceeds were approximately $369.8 million, net of underwriting discount and other offering expenses.

On December 7, 2009, the Company, and Pebbles Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Diedrich Coffee, Inc (“Diedrich”) for the acquisition of all of the outstanding capital stock of Diedrich at a purchase price of $35.00 per share in cash pursuant to a cash tender offer, with a total transaction value of approximately $290,000,000. This transaction is subject to customary closing conditions, including, among others, regulatory approvals. It is anticipated that the transaction would be financed through cash on hand and the Company’s existing credit facility.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended December 26, 2009	Thirteen weeks ended December 27, 2008
Net sales	100.0%	100.0%
Cost of sales	70.9%	72.9%

Gross profit	29.1%	27.1%
Selling and operating expenses	15.9%	18.4%
General and administrative expenses	6.6%	4.7%
Patent litigation (settlement) expense	0.0%	(8.6)%

Operating income	6.6%	12.6%
Other expense	0.0%	(0.0)%
Interest expense	(0.3)%	(0.7)%

Income before income taxes	6.3%	11.9%
Income tax expense	(2.7)%	(4.6)%

Net income	3.6%	7.3%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below (in millions):

	Net sales
	Thirteen weeks ended December 26, 2009	Thirteen weeks ended December 27, 2008
SCBU	$192.8	$105.8
Keurig	254.5	120.9
Inter-company eliminations	(97.9)	(29.7)

Total Company	$349.4	$197.0

	Income before taxes
	Thirteen weeks ended December 26, 2009	Thirteen weeks ended December 27, 2008
SCBU	$28.6	$9.5
Keurig	7.3	1.5
Corporate	(11.1)	13.3
Inter-company eliminations	(2.9)	(0.8)

Total Company	$21.9	$23.5

Revenue

Company Summary

Net sales for the first quarter of fiscal 2010 increased 77% to $349.4 million, up from $197.0 million reported in the first quarter of fiscal 2009 (“the prior year period”). The two primary drivers of the 77%, or $152.4 million, increase in the Company’s net sales were the 101%, or $86.0 million, increase in total K-Cup® net sales and the 87%, or $56.7 million, increase in Keurig® brewer and accessories sales. Approximately 87% of consolidated sales this past quarter were from the Keurig brewing system and its recurring K-Cup portion pack revenue.

Net sales for the first quarter of fiscal 2009 increased 56% to $196.9 million, up from $126.4 million reported in the first quarter of fiscal 2008. The two primary drivers of the 56%, or $70.5 million, increase in the Company’s net sales were the 82%, or $38.3 million, increase in total K-Cup net sales and the 82%, or $29.5 million, increase in Keurig brewer and accessories sales. Approximately 81% of consolidated sales in the first quarter of fiscal 2009 were from the Keurig brewing system and its recurring K-Cup portion pack revenue.

SCBU

SCBU segment net sales increased by $40.3 million or 44%, to $131.6 million in the first quarter of fiscal 2010 as compared to $91.6 million in the prior year period with the primary driver being the continued growth in K-Cup net sales. Net sales related to the Timothy’s brand, which are included in the Company’s results for the first time beginning November 13, 2009, represented approximately 8 percentage points of the 44% increase in SCBU’s net sales, and 4 percentage points of the 77% increase in GMCR’s total company sales. Fair Trade Certified™ coffees represented approximately 30% percent of coffee pounds shipped this quarter.

Keurig

Keurig segment net sales increased by $112.2 million, or 106%, to $217.8 million in the first quarter of fiscal 2010 as compared to $105.4 million reported in the prior year period. The increase in Keurig segment net sales was due to a 90% increase in AH single-cup brewer and accessories sales and a 158% increase in K-Cup sales to retailers and consumers. Additionally, royalty income from the sale of K-Cups from third party licensed roasters increased $2.0 million over the prior year period and totaled $11.0 million.

During the first quarter of fiscal 2010, K-Cup portion packs shipped system-wide by all Keurig licensed roasters was 649.9 million, an increase of 82% over the prior year period. Additionally, there were 1.5 million Keurig brewers shipped during the first quarter of fiscal 2010 as compared to 0.7 million in the prior year period.

Gross Profit

Company gross profit for the first quarter of fiscal 2010 totaled $101.8 million, or 29.1% of net sales, as compared to $53.4 million, or 27.1% of net sales, in the prior year period. This improved gross profit margin was due to improved SCBU gross margin driven by manufacturing efficiencies combined with the higher manufacturing gross margin due to the increase in volume of SCBU manufactured K-Cups as a percentage of total system volume. Slightly offsetting this gross profit margin improvement was the significant increase in sales of Keurig AH single-cup brewers, which are sold at approximately cost, as part of the Company’s strategy to drive demand for its K-Cup portion packs by increasing the installed base of Keurig brewers.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (S,G&A) increased 73% to $78.8 million in the first quarter of fiscal 2010 from $45.4 million in the prior-year period. As a percentage of sales, S,G&A improved to 22.5% in the first quarter of fiscal 2010 from 23.0% in the prior year period. This improvement in S,G&A margin was mainly due to leveraging selling and organizational resources on a higher sales base.

For the first quarter of fiscal 2010, general and administrative expenses included $5.0 million of acquisition expenses related to the Timothy’s Coffees of the World Inc. (“Timothy’s”) acquisition, which was completed on November 13, 2009, and the pending Diedrich Coffee, Inc. acquisition.

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

Interest Expense

Company interest expense was $1.0 million in the first quarter of fiscal 2010, as compared to $1.4 million in the prior year period.

Income before taxes

Company income before taxes was $21.9 million in the first quarter of fiscal 2010, as compared to $23.5 million in the prior year period, and, as a percentage of net sales, 6.3% and 11.9%, respectively. The prior year period included the $17.0 million (pretax) patent litigation settlement as described above. Excluding the patent litigation income, income before taxes increased by 235%, or $15.4 million, in the first quarter of fiscal 2010, up from $6.5 million in the prior year period.

Excluding the non-cash amortization expenses related to the identifiable intangibles of $2.1 million in the first quarter of fiscal 2010 and $1.2 million in the prior year period, and the patent litigation settlement of $17.0 million (pretax), the Company’s income before taxes was $24.0 million, or 6.9% of net sales as compared to $7.7 million, or 3.9% of net sales in the prior year period.

The SCBU segment contributed $28.6 million in income before taxes in the first quarter of fiscal 2010, up from $9.5 million in the prior year period.

The Keurig segment contributed $7.3 million in income before taxes in the first quarter of fiscal 2010, up from $1.5 million in the prior year period.

The Corporate segment accounted for a reduction of $(11.1) million in income before taxes in the first quarter of fiscal 2010, as compared to $13.3 million in the prior year period, due to the settlement of the patent litigation in the first quarter of fiscal 2009.

Taxes

The effective income tax rate for the Company was 43.0% in the first quarter of fiscal 2010, as compared to 38.9% in the prior year period. The increase is attributed to acquisition-related transaction expenses from the acquisition of Timothy’s that are expensed, however not deductible for tax purposes.

Net Income and Diluted EPS

Company net income in the first quarter of fiscal 2010 was $12.5 million, as compared to $14.4 million in the prior year period. Non-GAAP net income for the first quarter of fiscal 2010 was $12.5 million, an increase of $8.5 million or 213%, as compared to $4.0 million in the prior year period, which excludes the favorable impact of the $17.0 million (pretax) patent litigation settlement.

Company diluted EPS was $0.27 in the first quarter of fiscal 2010, as compared to $0.37 per share in the prior year period. Non-GAAP diluted EPS was $0.27 in the first quarter of fiscal 2010, as compared to $0.10 per share in the prior year period, which excludes the $17.0 million (pretax) patent litigation settlement of $0.27 per share.

Liquidity and Capital Resources

Our working capital decreased to $268.3 million at December 26, 2009, from $413.7 million at September 26, 2009. The decrease is mostly attributed to the acquisition of Timothy’s Coffees of the World, Inc. (“Timothy’s”), which was completed on November 13, 2009 at a cash purchase price of approximately $154.7 million. In addition, working capital was also affected by an increase in receivables of $49.3 million and a decrease in inventory of $13.2 million, as a result of strong sales from the holiday season.

Net cash provided by operating activities was $17.9 million in the first quarter of fiscal 2010 as compared to $40.5 million in the first quarter of fiscal 2009. The decrease in operating cash flow was primarily due to the receipt of our Kraft patent litigation settlement in the first quarter of fiscal 2009, as well as the factors mentioned above.

Cash flows from investing included capital expenditures of $23.7 million in the first quarter of fiscal 2010, as compared to $10.1 million in the prior year period. Additionally, cash flows from investing activities in the first quarter of fiscal 2010 included $154.7 million for the acquisition of Timothy’s. The total acquisition price was approximately $156.0 million, of which $1.5 million was noncash liabilities assumed by the Company.

In the first quarter of fiscal 2010, cash flows from financing activities included $0.4 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan, a decrease from $1.9 million in the prior year period. In addition, cash flows from operating and financing activities included a $1.1 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, a decrease from $2.9 million in the prior year period. As stock options we have granted are exercised, we will continue to receive proceeds and a tax deduction where applicable; however, we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Our Company maintains a $275.0 million Revolving Credit Agreement (“Credit Facility”) with Bank of America, N.A., and other lenders. At December 26, 2009, $71.8 million was outstanding under the Credit Facility as compared to $73.0 million at September 26, 2009. The decrease is attributed to the $1.3 million amortized repayment of the term loan portion of the credit facility.

We are party to interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at December 26, 2009 and September 26, 2009 was $75.7 million. The swap agreements terminate between June 2010 and December 2012. At December 26, 2009 and September 26, 2009, we estimate that we would have paid $2.8 million and $3.3 million (gross of tax), respectively, had we terminated our swap agreements. We designate the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

The credit facility is subject to the following financial covenants: a funded debt to adjusted EBITDA ratio and a fixed charge coverage ratio. We were in compliance with these covenants at December 26, 2009.

We expect to spend between $95.0 million and $115.0 million in capital expenditures in fiscal 2010. Capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

On November 13, 2009, we acquired all of the outstanding capital stock of Timothy’s Coffee of the World, Inc., (“Timothy’s”), which included its brand and wholesale business, for a cash purchase price of approximately $156.0 million, in U.S. dollars and in cash. We financed the consideration paid using cash on hand. The purchase price is subject to a working capital adjustment and certain other adjustments to be settled within 90 days of the closing.

On December 7, 2009, we entered into a definitive Agreement and Plan of Merger (the “Agreement”) with Diedrich Coffee, Inc. (“Diedrich”). The approval of this Agreement, by the Diedrich Board of Directors, was concurrent with the termination of the Agreement and Plan of Merger dated as of November 2, 2009 between Diedrich and Peet’s Coffee & Tea, Inc. (“Peet’s), in which we funded a termination advance of approximately $8.5 million to Diedrich, who in turn paid the same amount to Peet’s pursuant to the terms of the Agreement and Plan of Merger between Diedrich and Peet’s. In this acquisition, we will purchase all of Diedrich’s outstanding common stock at a purchase price of $35.00 per share in cash pursuant to a cash tender offer. The purchase price of this acquisition will be approximately $290.0 million. Management intends to finance this transaction using cash on hand and our existing Credit Facility. This transaction is subject to customary closing conditions, including, among others, regulatory approvals. If the Merger Agreement is terminated in the unlikely event that regulatory approvals are not obtained, the Company would be required to make termination payments of approximately $8.5 million for a termination prior to February 15, 2010 and an additional $1.0 million in each subsequent 60 day period through June 15, 2010.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
2010	$5,051,000	$4,363,000	$173,625,000	$183,039,000
2011	5,052,000	5,826,000	111,388,000	$122,266,000
2012	5,052,000	4,907,000	64,327,000	$74,286,000
2013	61,802,000	3,661,000	—	$65,463,000
2014	14,000	3,435,000	—	$3,449,000
Thereafter	—	5,793,000	—	$5,793,000
Total	$76,971,000	$27,985,000	$349,340,000	$454,296,000

(1)	Fiscal 2010 through fiscal 2012 long-term debt obligations are comprised of capital lease obligations and amortizing loan payments for the term loan.

Recent Accounting Pronouncements

The Financial Accounting Standards Board released an update to guidance for fair value measurements and disclosures. This update requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of certain information in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the updated guidance clarifies the requirements of existing disclosures. The update is effective for interim and annual reporting periods beginning after December 15, 2009, which is the second quarter of fiscal 2010 for the Company. The Company does not expect this update to have a material impact on its financial statements.

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

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating Tully’s and Timothy’s wholesale operations and capacity into its Specialty Coffee business unit, the Company’s success in introducing new product offerings, the ability of lenders to honor their commitments under the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, Keurig’s ability to continue to grow and build profits with its roaster partners in the At Home and Away from Home businesses, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the successful completion of the acquisition of Diedrich Coffee, Inc. and subsequent integration, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this press release. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly earnings releases.

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

	Expected maturity date
	2010	2011	2012	2013	2014	Total
Long-term debt:
Variable rate (in thousands)	$1,250	$—	$—	$—	$—	$1,250
Average interest rate	5.8%	—	—	—	—	5.8%
Fixed rate (in thousands)	$3,801	$5,052	$5,052	$61,802	$14	$75,721
Average interest rate	7.5%	7.5%	7.5%	6.1%	29.1%	6.3%

At December 26, 2009, we had $1.3 million outstanding under our Credit Facility subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $13,000 annually. At September 26, 2009 we had $2.3 million subject to variable interest rates. As discussed further under the heading “Liquidity and Capital Resources” the Company is party to interest rate swap agreements.

On December 26, 2009, the effect of our interest rate swap agreements was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $25.7 million; 2.4% on $30 million; and 3.9% on $20 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2010 through December 2012.

Commodity price risks

The “c” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “c” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the market. At December 26, 2009, the Company had approximately $115.3 million in green coffee purchase commitments, of which approximately 50% had a fixed price. At September 26, 2009, the Company had approximately $90.8 million in green coffee purchase commitments, of which approximately 46% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At December 26, 2009, we did not have any outstanding futures contracts. At September 26, 2009, we held outstanding futures contracts covering 1,125,000 pounds of coffee with a fair market value of $90,000, gross of tax.

Item 4.	Controls and Procedures

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

Part II. Other Information

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2009 Form 10-K.

Item 6.	Exhibits

(a) Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 02/04/2010	By:	/s/ LAWRENCE J. BLANFORD
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 02/04/2010	By:	/s/ FRANCES G. RATHKE
Frances G. Rathke,
Chief Financial Officer