Form 10-Q
period 2010-03-27
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2010-05-06
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 27, 2010

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

As of May 3, 2010, 43,858,755 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	March 27, 2010	September 26, 2009
Assets
Current assets:
Cash and cash equivalents	$144,135	$241,811
Restricted cash and cash equivalents	70	280
Short-term investments	—	50,000
Receivables, less uncollectible accounts and return allowances of $8,468 and $4,792 at March 27, 2010 and September 26, 2009, respectively	128,198	91,559
Income tax receivable	6,243	—
Inventories	109,929	137,294
Other current assets	23,779	9,517
Deferred income taxes, net	11,932	10,151

Total current assets	424,286	540,612

Fixed assets, net	180,043	135,981
Intangibles, net	129,575	36,478
Goodwill	168,897	99,600
Other long-term assets	8,999	3,979

Total assets	$911,800	$816,650

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,062	$5,030
Accounts payable	89,532	79,772
Accrued compensation costs	16,245	17,264
Accrued expenses	32,568	18,570
Income tax payable	—	2,971
Other short-term liabilities	2,525	3,257

Total current liabilities	145,932	126,864

Long-term debt	67,642	73,013
Deferred income taxes, net	53,376	26,599
Other long-term liabilities	5,123	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares;
No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 200,000,000 shares; Issued - 43,846,000 and 43,603,684 shares at March 27, 2010 and September 26, 2009, respectively	4,384	4,360
Additional paid-in capital	462,565	450,596
Retained earnings	174,358	137,162
Accumulated other comprehensive loss	(1,506)	(1,870)
ESOP unallocated shares, at cost - 12,687 shares at March 27, 2010 and September 26, 2009	(74)	(74)

Total stockholders’ equity	639,727	590,174

Total liabilities and stockholders’ equity	$911,800	$816,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended March 27, 2010	Thirteen weeks ended March 28, 2009
Net sales	$324,915	$193,351
Cost of sales	216,263	131,370

Gross profit	108,652	61,981

Selling and operating expenses	42,979	28,094
General and administrative expenses	24,464	11,245

Operating income	41,209	22,642

Other expense	(133)	(242)
Interest expense	(833)	(1,032)

Income before income taxes	40,243	21,368
Income tax expense	(15,541)	(8,385)

Net income	$24,702	$12,983

Basic income per share:
Weighted average shares outstanding	43,754,546	37,125,038
Net income	$0.56	$0.35

Diluted income per share:
Weighted average shares outstanding	45,943,858	39,020,058
Net income	$0.54	$0.33

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
Net sales	$674,278	$390,331
Cost of sales	463,801	275,000

Gross profit	210,477	115,331

Selling and operating expenses	98,558	64,275
General and administrative expenses	47,636	20,456
Patent litigation settlement	—	(17,000)

Operating income	64,283	47,600

Other expense	(244)	(285)
Interest expense	(1,881)	(2,414)

Income before income taxes	62,158	44,901

Income tax expense	(24,962)	(17,534)

Net income	$37,196	$27,367

Basic income per share:
Weighted average shares outstanding	43,705,417	36,902,634
Net income	$0.85	$0.74

Diluted income per share:
Weighted average shares outstanding	45,876,132	38,824,107
Net income	$0.81	$0.70

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended March 27, 2010	Thirteen weeks ended March 28, 2009	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
Net income	$24,702	$12,983	$37,196	$27,367
Other comprehensive income, net of tax:
Deferred (loss) gain on derivatives designated as cash flow hedges	190	127	476	(2,282)
(Gain) loss on derivatives designated as cash flow hedges reclassified to net income	(122)	79	(112)	89

Other comprehensive gain (loss)	68	206	364	(2,193)

Comprehensive income	$24,770	$13,189	$37,560	$25,174

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended March 27, 2010 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)	ESOP unallocated shares		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at September 26, 2009	43,603,684	$4,360	$450,596	$137,162	$(1,870)	(12,687)	$(74)	$590,174
Options exercised	208,482	21	1,398	—	—	—	—	1,419
Issuance of common stock under employee stock purchase plan	33,834	3	2,131	—	—	—	—	2,134
Stock compensation expense	—	—	3,848	—	—	—	—	3,848
Tax benefit from exercise of options	—	—	4,514	—	—	—	—	4,514
Deferred compensation expense	—	—	78	—	—	—	—	78
Other comprehensive income, net of tax	—	—	—	—	364	—	—	364
Net income	—	—	—	37,196	—	—	—	37,196

Balance at March 27, 2010	43,846,000	$4,384	$462,565	$174,358	$(1,506)	(12,687)	$(74)	$639,727

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
Cash flows from operating activities:
Net income	$37,196	$27,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,667	8,477
Amortization of intangibles	5,204	2,406
Loss on disposal of fixed assets	451	144
Provision for doubtful accounts	240	131
(Gain) loss on futures derivatives	(112)	89
Tax expense from exercise of non-qualified options and disqualified dispositions of incentive stock options	22	21
Excess tax benefits from equity-based compensation plans	(4,492)	(5,371)
Deferred income taxes	(2,444)	(1,960)
Deferred compensation and stock compensation	3,926	3,027
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(28,147)	(16,484)
Inventories	34,276	16,001
Income tax receivable	(4,722)	8,719
Other current assets	(5,558)	(150)
Other long-term assets, net	102	359
Accounts payable	6,547	5,576
Accrued compensation costs	(1,151)	(1,011)
Accrued expenses	11,499	5,642

Net cash provided by operating activities	65,504	52,983

Cash flows from investing activities:
Proceeds from sale of short-term investments	50,000	—
Acquisition of Timothy’s Coffee of the World Inc.	(154,208)	—
Acquisition of Tully’s Coffee Corporation	—	(41,451)
Advance on acqusition of Diedrich Coffee, Inc. (See Note 15)	(8,500)	—
Capital expenditures for fixed assets	(53,175)	(14,516)
Proceeds from disposal of fixed assets	183	93

Net cash used for investing activities	(165,700)	(55,874)

Cash flows from financing activities:
Net change in revolving line of credit	(3,000)	(5,000)
Proceeds from issuance of common stock under compensation plans	3,553	4,372
Excess tax benefits from equity-based compensation plans	4,492	5,371
Capital lease obligations	(25)	—
Repayment of long-term debt	(2,500)	(17)

Net cash provided by financing activities	2,520	4,726

Net increase (decrease) in cash and cash equivalents	(97,676)	1,835
Cash and cash equivalents at beginning of period	241,811	804

Cash and cash equivalents at end of period	$144,135	$2,639

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$8,870	$5,348

Noncash financing activity:
Liabilities assumed in conjunction with acquisition	$1,533	$210

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen and twenty-six week periods ended March 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2010.

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

The Company has revised the classification of certain information presented in its fiscal 2009 Unaudited Consolidated Balance Sheet to conform to its fiscal 2010 presentation.

2.	Segment Reporting

The Company manages its operations through two business segments: Specialty Coffee business unit (“SCBU”) and Keurig business unit (“Keurig”). SCBU sells whole bean and ground coffee, as well as K-Cup® portion packs containing coffee, tea and cocoa, and to a lesser extent, Keurig® single-cup brewers and other accessories mainly in North American wholesale and retail channels, and directly to consumers. The majority of SCBU’s revenue is derived from its North American wholesale channels.

Keurig sells their single cup brewers and related accessories, as well as coffee, tea, and cocoa in K-Cup portion packs produced by a variety of licensed roasters, including SCBU, and related accessories mainly in North American wholesale and retail channels. Keurig earns royalty income from K-Cups shipped by its licensed roasters. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at estimated market price and eliminated in consolidation. The costs of the Company’s manufacturing operations are captured within the SCBU segment while the Keurig segment does not have manufacturing facilities and purchases its saleable products from third parties, including SCBU. The Company’s property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Corporate General Counsel and Secretary, Vice President Human Resources, Vice President of Corporate Social Responsibility, Vice President of Environmental Affairs and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, certain corporate legal and acquisition-related expenses and compensation of the board of directors. In addition, fiscal 2009 corporate expenses are offset by $17,000,000 of proceeds received from a litigation settlement with Kraft. Corporate assets include cash and short-term investments.

Goodwill and intangibles related to the Frontier Natural Products Co-op, Tully’s and Timothy’s acquisitions are included in the SCBU reporting unit of the Company. Goodwill and intangibles related to Green Mountain Coffee Roasters, Inc.’s acquisition of Keurig are included in the Keurig reporting unit of the Company.

Selected financial data for segment disclosures for the thirteen weeks ended March 27, 2010 and March 28, 2009 are as follows:

	Thirteen weeks ended March 27, 2010 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$153,614	$171,301	$—	$—	$324,915
Intersegment sales	$67,948	$40,986	$—	$(108,934)	$—
Net sales	$221,562	$212,287	$—	$(108,934)	$324,915

Income before taxes	$30,536	$20,847	$(10,894)	$(246)	$40,243

Total assets	$535,122	$298,335	$144,205	$(65,862)	$911,800

Stock compensation	$637	$491	$792	$—	$1,920

Interest expense	$—	$—	$833	$—	$833

Property additions	$24,427	$5,567	$—	$—	$29,994

Depreciation and amortization	$8,061	$1,814	$—	$—	$9,875

	Thirteen weeks ended March 28, 2009 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$91,177	$102,174	$—	$—	$193,351
Intersegment sales	$22,088	$17,590	$—	$(39,678)	$—
Net sales	$113,265	$119,764	$—	$(39,678)	$193,351

Income before taxes	$12,835	$13,522	$(4,753)	$(236)	$21,368

Total assets	$364,519	$190,795	$3,052	$(149,458)	$408,908

Stock compensation	$498	$458	$570	$—	$1,526

Interest expense	$—	$—	$1,032	$—	$1,032

Property additions	$10,592	$258	$—	$—	$10,850

Depreciation and amortization	$3,801	$1,721	$—	$—	$5,522

Selected financial data for segment disclosures for the twenty-six weeks ended March 27, 2010 and March 28, 2009 are as follows:

	Twenty-six weeks ended March 27, 2010
	(Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$285,188	$389,090	$—	$—	$674,278
Intersegment sales	$129,211	$77,722	$—	$(206,933)	$—
Net sales	$414,399	$466,812	$—	$(206,933)	$674,278

Income before taxes	$59,147	$28,168	$(21,974)	$(3,183)	$62,158

Total assets	$535,122	$298,335	$144,205	$(65,862)	$911,800

Stock compensation	$1,321	$998	$1,529	$—	$3,848

Interest expense	$—	$—	$1,881	$—	$1,881

Property additions	$41,647	$7,889	$—	$—	$49,536

Depreciation and amortization	$14,406	$3,465	$—	$—	$17,871

	Twenty-six weeks ended March 28, 2009
	(Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$182,802	$207,529	$—	$—	$390,331
Intersegment sales	$36,271	$33,171	$—	$(69,442)	$—
Net sales	$219,073	$240,700	$—	$(69,442)	$390,331

Income before taxes	$22,365	$15,023	$8,557	$(1,044)	$44,901

Total assets	$364,519	$190,795	$3,052	$(149,458)	$408,908

Stock compensation	$1,031	$883	$1,042	$—	$2,956

Interest expense	$—	$—	$2,414	$—	$2,414

Property additions	$15,185	$1,003	$—	$—	$16,188

Depreciation and amortization	$7,469	$3,414	$—	$—	$10,883

3.	Acquisition of Certain Assets of Timothy’s Coffee of the World Inc.

On November 13, 2009, the Company acquired all of the outstanding capital stock of Timothy’s Coffee of the World Inc. (“Timothy’s”), which included its brand and wholesale coffee business. Timothy’s will be maintained as a wholly-owned Canadian subsidiary, with operations integrated into the SCBU segment. The acquisition was completed on November 13, 2009, and Timothy’s results of operations have been included in the Company’s consolidated financial statements as of that date. Timothy’s functional currency is the U.S. dollar.

Timothy’s wholesale business produces specialty coffee, tea and other beverages in a variety of packaged forms, including K-Cup® portion packs, and sold under various brand names. The acquisition provides the Company with a Canadian presence, the Timothy’s brand name and a coffee roasting and packaging facility in Toronto.

Total consideration under the terms of the Share Purchase Agreement (the “Agreement”) amounted to approximately $155,740,000 in U.S dollars. The Agreement contains customary representations, warranties and covenants given by the parties. The total cash disbursement associated with the Agreement was $154,207,000 and the Company assumed liabilities of $1,533,000 which were recorded as a noncash transaction.

The allocation of the purchase price based on fair value of the acquired assets less liabilities assumed is as follows:

Accounts receivable	$8,732,000
Inventory	6,911,000
Other current assets	83,000
Fixed assets	7,827,000
Intangibles	98,300,000
Goodwill	69,297,000
Accounts payable	(6,852,000)
Accrued compensation costs	(132,000)
Accrued expenses	(966,000)
Capital lease	(186,000)
Deferred income taxes	(27,274,000)

Total	$155,740,000

Acquisition costs related to Timothy’s have been expensed as incurred and are included in general and administrative expenses in the Statement of Operations. Total acquisition-related costs of approximately $2,000,000 were expensed in the thirteen weeks ended December 26, 2009.

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

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $69,297,000. The acquisition provides the Company with a Canadian presence and manufacturing and distribution synergies, which provide the basis of goodwill recognized. Goodwill and intangible assets related to this acquisition are reported in the SCBU segment of the Company. The goodwill recognized is not deductible for tax purposes.

The following represents the change in goodwill since the beginning of the period:

	SCBU	Keurig	Total
Balance at September 26, 2009	$27,226	$72,374	$99,600
Acquisition of Timothy’s	69,297	—	69,297

Balance at March 27, 2010	$96,523	$72,374	$168,897

The Company has not recognized any impairment loss associated with the reporting units.

During the thirteen weeks ended March 27, 2010, the Company revised the carrying amount of goodwill recorded for the Timothy’s acquisition by approximately $534,000 due to the final reconciliation of working capital.

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the twenty-six weeks ended March 27, 2010, Timothy’s contributed approximately $26,288,000 in revenue and $5,422,000 of income before taxes.

Supplemental Proforma Information

The following information reflects the Timothy’s acquisition as if the transaction had occurred as of the beginning of the annual 2010 reporting period and for the comparative period, as if the transaction occurred as of the beginning of the 2009 reporting period. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Timothy’s been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select consolidated proforma data:

	Thirteen weeks ended March 28, 2009	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
Consolidated proforma revenue	200,626	679,825	405,797
Consolidated proforma net income	13,753	38,159	28,716
Consolidated proforma diluted earnings per share	0.35	0.83	0.74

4.	Inventories

Inventories consisted of the following at:

	March 27, 2010	September 26, 2009
Raw materials and supplies	$29,083,000	$26,015,000
Finished goods	80,846,000	111,279,000

	$109,929,000	$137,294,000

Inventory values above are presented net of obsolescence allowances of $1,452,000 and $704,000 at March 27, 2010 and September 26, 2009, respectively.

At March 27, 2010, the Company had approximately $133,846,000 in green coffee purchase commitments, of which approximately 58% had a fixed price. These commitments extend through 2012. The value of the variable portion of these commitments was calculated using an average “c” price of coffee of $1.32 per pound at March 27, 2010. In addition to its green coffee commitments, the Company had approximately $187,636,000 in fixed-price brewer inventory purchase commitments and $157,651,000 in production raw materials commitments at March 27, 2010. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

5.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	March 27, 2010	September 26, 2009
Production equipment	1-15	$116,312,000	$91,343,000
Equipment on loan to wholesale customers	3-7	13,188,000	13,278,000
Computer equipment and software	1-10	43,267,000	34,018,000
Land	Indefinite	1,743,000	1,391,000
Building and building improvements	4-30	20,340,000	15,412,000
Furniture and fixtures	1-15	9,569,000	9,064,000
Vehicles	4-5	1,265,000	1,181,000
Leasehold improvements	1-20 or remaining life of lease, whichever is less	12,644,000	9,197,000
Construction-in-progress		38,753,000	27,332,000

Total fixed assets		257,081,000	202,216,000

Accumulated depreciation		(77,038,000)	(66,235,000)

		$180,043,000	$135,981,000

Total depreciation expense relating to all fixed assets was $6,814,000 and $4,319,000 for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively. Total depreciation expense relating to all fixed assets was $12,667,000 and $8,477,000 for the twenty-six weeks ended March 27, 2010 and March 28, 2009, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on March 27, 2010 are expected to be in production use in the next twelve months.

In the thirteen and twenty-six weeks ended March 27, 2010, the Company capitalized $379,000 and $710,000 of interest expense, respectively.

In the thirteen and twenty-six weeks ended March 28, 2009, the Company capitalized $80,000 and $153,000 of interest expense, respectively.

6.	Intangible Assets

Intangible assets consist of the following:

	March 27, 2010		September 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Acquired technology	$21,317,000	$(10,525,000)	$21,317,000	$(9,587,000)
Customer and roaster agreements	25,900,000	(9,219,000)	19,700,000	(7,820,000)
Customer relationships	93,568,000	(2,797,000)	10,367,000	(428,000)
Trade names	12,356,000	(1,117,000)	3,456,000	(633,000)
Non-compete agreements	374,000	(282,000)	374,000	(268,000)

Total	$153,515,000	$(23,940,000)	$55,214,000	$(18,736,000)

All intangible assets are subject to amortization and the Company calculates amortization expense over the period of expected economic benefit. Total amortization expense was $3,061,000 and $1,203,000 for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively. Total amortization expense was $5,204,000 and $2,406,000 for the twenty-six weeks ended March 27, 2010 and March 28, 2009, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2010 and for each of the next five years is as follows:

2010	$6,081,000
2011	$12,137,000
2012	$11,898,000
2013	$11,752,000
2014	$11,144,000
Thereafter	$76,563,000

7.	Product Warranties

The Company offers a one-year warranty on all Keurig brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. During the second quarter of fiscal 2010, the Company experienced higher warranty returns associated with certain brewer models. The quality issue did not represent a safety concern, and is believed to be tied to a component used in limited production from late 2009. The Company is replacing any brewers exhibiting the quality issue and has implemented hardware and software changes which it believes have corrected the issue. Primarily as a result of these higher returns, the Company charged $6,383,000 to warranty expense during the second quarter of fiscal 2010 as compared to $940,000 in the second quarter of fiscal 2009.

The changes in the carrying amount of product warranties for the twenty-six weeks ended March 27, 2010 and March 28, 2009 are as follows:

Twenty-six weeks ended March 27, 2010
Balance at September 26, 2009	$724,000
Provision charged to income	8,715,000
Usage	(6,161,000)

Balance at March 27, 2010	$3,278,000

Twenty-six weeks ended March 28, 2009
Balance at September 27, 2008	$648,000
Provision charged to income	2,087,000
Usage	(1,711,000)

Balance at March 28, 2009	$1,024,000

8.	Financial Instruments

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

The Company designates the swap agreements and coffee futures contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (“OCI”). Gains and losses on these instruments are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gains and losses will be reclassified into earnings upon determination.

The Company has interest rate swap agreements with Bank of America N.A. and Sovereign Bank. During the thirteen and twenty-six weeks ended March 27, 2010, the Company paid $631,000 and $1,312,000, respectively, pursuant to the swap agreements, which increased interest expense.

The following table summarizes the interest rate swaps outstanding at March 27, 2010:

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$30,000,000	2.35%	2010	$(156,000)
30-day LIBOR	$19,800,000	5.44%	2011	$(1,094,000)
30-day LIBOR	$20,000,000	3.87%	2013	$(1,275,000)

Total	$69,800,000			$(2,525,000)

The following table summarizes the interest rate swaps outstanding at September 26, 2009:
Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$30,000,000	2.35%	2010	$(438,000)
30-day LIBOR	$25,700,000	5.44%	2011	$(1,551,000)
30-day LIBOR	$20,000,000	3.87%	2013	$(1,268,000)

Total	$75,700,000			$(3,257,000)

The following table discloses the fair value of the Company’s financial instruments included in the Consolidated Balance Sheets:

Fair Value of Derivative Instruments (Gross of Tax)

	March 27, 2010	September 26, 2009	Balance Sheet Classification
Coffee Futures	$—	$90,000	Other current assets
Interest Rate Swaps	$(2,525,000)	$(3,257,000)	Other short-term liabilities

Total	$(2,525,000)	$(3,167,000)

The following tables disclose the effect of the Company’s financial instruments included in the Consolidated Statement of Operations:

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the thirteen weeks ended March 27, 2010
	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$—	Cost of Sales	$124,000
Interest Rate Swaps	$319,000	Interest Expense	$—

Total Derivatives	$319,000		$124,000

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the thirteen weeks ended March 28, 2009
	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$119,000	Cost of Sales	$(132,000)
Interest Rate Swaps	$95,000	Interest Expense	$—

Total Derivatives	$214,000		$(132,000)

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the twenty-six weeks ended March 27, 2010
	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$66,000	Cost of Sales	$188,000
Interest Rate Swaps	$732,000	Interest Expense	$—

Total Derivatives	$798,000		$188,000

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the twenty-six weeks ended March 28, 2009
	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$(186,000)	Cost of Sales	$(145,000)
Interest Rate Swaps	$(3,676,000)	Interest Expense	$—

Total Derivatives	$(3,862,000)		$(145,000)

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

The following table discloses the level used by fair value measurements at March 27, 2010:

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$(2,525,000)	$—	Other short-term liabilities

Total	$—	$(2,525,000)	$—

The following table discloses the level used by fair value measurements at September 26, 2009:
	Fair Value Measurements Using			Balance Sheet Classification Level 1
	Level 1	Level 2	Level 3
Short-term Investment	$—	$50,000,000	$—	Short-term investments
Derivatives	$—	$90,000	$—	Other current assets
Derivatives	$—	$(3,257,000)	$—	Other short-term liabilities

Total	$—	$46,833,000	$—

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

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended March 27, 2010	Thirteen weeks ended March 28, 2009	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
Numerator - basic and diluted earnings per share:
Net income	$24,702	$12,983	$37,196	$27,367

Denominator:
Basic earnings per share - weighted average shares outstanding	43,754,546	37,125,038	43,705,417	36,902,634
Effect of dilutive securities - stock options	2,189,312	1,895,020	2,170,715	1,921,473

Diluted earnings per share - weighted average shares outstanding	45,943,858	39,020,058	45,876,132	38,824,107

Basic earnings per share	$0.56	$0.35	$0.85	$0.74
Diluted earnings per share	$0.54	$0.33	$0.81	$0.70

For the thirteen and twenty-six weeks ended March 27, 2010 options to purchase 51,000 and 27,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and twenty-six weeks ended March 28, 2009, options to purchase 692,000 and 788,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

11.	Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the twenty-six weeks ended March 27, 2010: an expected life averaging 6 years; an average volatility of 53%; no dividend yield; and a risk-free interest rate averaging 2.8%. The weighted-average fair value of options granted during the twenty-six weeks ended March 27, 2010 was $47.65 per share.

For grants issued in the twenty-six weeks ended March 28, 2009, the following assumptions were used: an expected life averaging 6 years; an average volatility of 52%; no dividend yield; and a risk-free interest rate averaging 2.0%. The weighted-average fair value of options granted during the twenty-six ended March 28, 2009 was $13.53 per share.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the twenty-six weeks ended March 27, 2010: an expected life averaging 6 months; an average volatility of 57%; no dividend yield; and a risk-free interest rate averaging 0.2%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 27, 2010 was $22.75 per share.

For the purchase rights granted in the twenty-six weeks ended March 28, 2009, the following assumptions were used: an expected life averaging 6 months; an average volatility of 59%; no dividend yield; and a risk-free interest rate averaging 1.5%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 28, 2009 was $8.03 per share.

For the thirteen and twenty-six weeks ended March 27, 2010, income before income taxes was reduced by a stock compensation expense of $1,920,000 and $3,848,000 (gross of tax), respectively.

For the thirteen and twenty-six weeks ended March 28, 2009, income before income taxes was reduced by a stock compensation expense of $1,526,000 and $2,956,000 (gross of tax), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the twenty-six week periods ended March 27, 2010 and March 28, 2009, the Company recorded compensation costs of $623,000 and $118,000 to accrue for anticipated stock distributions under the ESOP, respectively. On March 27, 2010, the ESOP held 12,687 unearned shares at an average cost of $6.03.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the twenty-six week periods ended March 27, 2010 and March 28, 2009, $78,000 and $70,500 of compensation expense was recorded under this Plan, respectively.

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

The total amount of unrecognized tax benefits at March 27, 2010 and September 26, 2009 was $5,400,000 and $444,000, respectively. The Company is indemnified for up to $4,900,000 of the total reserved balance. There is a corresponding receivable in other long-term assets reflecting the entitlement to indemnification. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Stiller, the Company’s former CEO and current Chairman of the Board. During the twenty-six weeks ended March 27, 2010 and March 28, 2009, Heritage Flight billed the Company the amount of $164,000 and $73,000, respectively, for travel services to various employees of the Company.

15.	Pending Acquisition

On December 7, 2009, the Company, and Pebbles Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Diedrich Coffee, Inc (“Diedrich”). The approval of the Merger Agreement by the Diedrich Board of Directors was concurrent with the termination of the Agreement and Plan of Merger dated as of November 2, 2009 between Diedrich and Peet’s Coffee & Tea, Inc. (“Peet’s”), in which the Company funded a termination advance of approximately $8,500,000 to Diedrich, who in turn paid the same amount to Peet’s pursuant to the terms of the Agreement and Plan of Merger between Diedrich and Peet’s. This payment is recorded in other current assets on the balance sheet and will be part of the Diedrich purchase price pending the consummation of the acquisition. The Merger Agreement contemplates the acquisition through purchase of all outstanding shares of Diedrich’s common stock at a purchase price of $35.00 per share in cash pursuant to a cash tender offer, with a total transaction value of approximately $290,000,000. This transaction is subject to customary closing conditions, including, among others, regulatory approvals. If the Merger Agreement is terminated in the event that regulatory approvals are not obtained under the terms and conditions of the merger agreement, the Company will be required to make termination payments of approximately $8,500,000 for a termination prior to February 15, 2010 and an additional $1,000,000 in each subsequent 60 day period through June 15, 2010. On May 3, 2010, the Company announced that it certified to the U.S. Federal Trade Commission (the “FTC”) that it had substantially complied with the FTC’s request for additional information under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Second Request”), in connection with the Company’s offer to purchase all of the outstanding shares of Diedrich common stock. Management expects full consummation of the acquisition to occur early in 2010.

16.	Subsequent Events

On April 28, 2010 the Company announced that its Board of Directors has approved a three-for-one stock split effected in the form of a stock dividend of two additional shares of the Company’s common stock for every one issued share. The stock dividend will be distributed on May 17, 2010 to shareholders of record at the close of business on May 10, 2010.

The following table represents historical earnings per share on a pre-split basis as compared to pro forma earnings per share on a post-split basis.

	Thirteen weeks ended March 27, 2010	Thirteen weeks ended March 28, 2009	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
Net income	$24,702	$12,983	$37,196	$27,367

Historical pre-split earning per share
Basic income per share:
Weighted average shares outstanding	43,754,546	37,125,038	43,705,417	36,902,634
Net income	$0.56	$0.35	$0.85	$0.74

Diluted income per share:
Weighted average shares outstanding	45,943,858	39,020,058	45,876,132	38,824,107
Net income	$0.54	$0.33	$0.81	$0.70

Pro forma post-split earnings per share
Basic income per share:
Pro forma weighted average shares outstanding	131,263,638	111,375,114	131,116,251	110,707,902
Pro forma net income	$0.19	$0.12	$0.28	$0.25

Diluted income per share:
Pro forma weighted average shares outstanding	137,831,574	117,060,174	137,628,396	116,472,321
Pro forma net income	$0.18	$0.11	$0.27	$0.23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segments

The Company manages its operations through two operating segments, Specialty Coffee business unit (“SCBU”) and Keurig business unit (“Keurig”). We evaluate performance primarily based on segment income before taxes. Expenses not specifically related to either operating segment are recorded as “Corporate”.

SCBU sells whole bean and ground coffee, as well as K-Cup portion packs, and to a lesser extent, Keurig single-cup brewers and other accessories mainly in North American wholesale and retail channels, and directly to consumers. The majority of SCBU’s revenue is derived from its North American wholesale channels.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems and targets its premium patented single-cup brewing systems for consumers at home (“AH”) and away-from-home (“AFH”) mainly in North America. Keurig sells its AH single-cup brewers to select retailers such as department stores and club stores and directly to consumers. It sells its AFH single-cup brewers to distributors for offices. Keurig also sells coffee, tea and cocoa in K-Cups produced by a variety of roasters, including SCBU, as well as related accessories to select retailers such as department stores and club stores and also directly to consumers. Keurig earns royalty income from K-Cups shipped by its licensed roasters.

Cost of sales for the Company consists of the cost of raw materials including coffee beans, cocoa, flavorings and packaging materials; a portion of our rental expense; the salaries and related expenses of production; distribution and merchandising personnel; depreciation on production equipment; the cost of brewers manufactured by suppliers, and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales and marketing as well as research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized, and starting in fiscal 2010, include certain acquisition-related expenses.

Historically, SCBU and Keurig operating segments have not shared manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility. Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Corporate General Counsel and Secretary, Vice President Human Resources, Vice President of Corporate Social Responsibility, Vice President of Environmental Affairs and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, certain corporate legal expenses and compensation of the board of directors. In addition, corporate expenses include, starting in fiscal 2010, acquisition-related costs, and in fiscal 2009, corporate expenses are offset by $17.0 million of proceeds received from a litigation settlement with Kraft. Corporate assets include cash and short-term investments.

Goodwill and intangibles related to the Frontier, Tully’s and Timothy’s acquisitions are included in the SCBU reporting unit of the Company. Keurig related goodwill and intangibles are included in the Keurig reporting unit of the Company.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with generally accepted accounting principles (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses, which we refer to as non-GAAP income before taxes, non-GAAP net income and non-GAAP diluted earnings per share. These non-GAAP measures exclude acquisition-related transaction expenses, one-time operating income related to the Company’s patent litigation settlement and the related legal expenses. These non-GAAP measures are not in accordance with, or an alternative to, GAAP. The Company’s management uses these non-GAAP measures in discussing and analyzing its results of operations because it believes the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

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

Acquisitions

On November 13, 2009, the Company, through Timothy’s Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Timothy’s Coffee of the World Inc. (“Timothy’s”), which included its brand and wholesale coffee business for an aggregate cash purchase price of approximately $155.7 million. The acquisition was financed using available cash on hand.

On December 7, 2009, the Company, and Pebbles Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Diedrich Coffee, Inc (“Diedrich”) for the acquisition of all of the outstanding capital stock of Diedrich at a purchase price of $35.00 per share in cash pursuant to a cash tender offer, with a total transaction value of approximately $290.0 million. This transaction is subject to customary closing conditions, including, among others, regulatory approvals.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended March 27, 2010	Thirteen weeks ended March 28, 2009	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6%	67.9%	68.8%	70.5%

Gross profit	33.4%	32.1%	31.2%	29.5%

Selling and operating expenses	13.2%	14.6%	14.6%	16.5%
General and administrative expenses	7.5%	5.8%	7.1%	5.2%
Patent litigation (settlement) expense	0.0%	0.0%	0.0%	(4.4)%

Operating income	12.7%	11.7%	9.5%	12.2%

Other expense	0.0%	(0.1)%	0.0%	(0.1)%
Interest expense	(0.3)%	(0.5)%	(0.3)%	(0.6)%

Income before income taxes	12.4%	11.1%	9.2%	11.5%

Income tax expense	(4.8)%	(4.3)%	(3.7)%	(4.5)%

Net income	7.6%	6.8%	5.5%	7.0%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended March 27, 2010	Thirteen weeks ended March 28, 2009	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
SCBU	$221.5	$113.3	$414.4	$219.1
Keurig	$212.3	$119.8	$466.8	$240.7
Inter-company eliminations	$(108.9)	$(39.7)	$(206.9)	$(69.5)

Total Company	$324.9	$193.4	$674.3	$390.3

	Income before taxes (in milliions)
	Thirteen weeks ended March 27, 2010	Thirteen weeks ended March 28, 2009	Twenty-six weeks ended March 27, 2010	Twenty-six weeks ended March 28, 2009
SCBU	$30.5	$12.8	$59.2	$22.4
Keurig	$20.8	$13.5	$28.2	$15.0
Corporate	$(10.9)	$(4.7)	$(22.0)	$8.5
Inter-company eliminations	$(0.2)	$(0.2)	$(3.2)	$(1.0)

Total Company	$40.2	$21.4	$62.2	$44.9

Thirteen weeks ended March 27, 2010 versus thirteen weeks ended March 28, 2009

Revenue

Company Summary

Net sales for the second quarter of fiscal 2010 increased 68% to $324.9 million, up from $193.4 million reported in the second quarter of fiscal 2009 (“the prior year period”). The two primary drivers of the 68%, or $131.5 million, increase in the Company’s net sales were the 92%, or $98.0 million, increase in total K-Cup® net sales and the 57%, or $23.5 million, increase in Keurig® brewer and accessories sales. Approximately 86% of consolidated sales this past quarter were from the Keurig brewing system and its recurring K-Cup portion pack revenue.

SCBU

SCBU segment net sales increased by $62.4 million or 69%, to $153.6 million in the second quarter of fiscal 2010 as compared to $91.2 million in the prior year period. Net sales related to the Timothy’s brand represented approximately 21 percentage points of the 69% increase in SCBU’s net sales, and 10 percentage points of the 68% increase in the Company’s total sales. Fair Trade Certified™ coffees represented approximately 28% percent of coffee pounds shipped this quarter.

Keurig

Keurig segment net sales increased by $69.1 million, or 68%, to $171.3 million in the second quarter of fiscal 2010 as compared to $102.2 million reported in the prior year period, with approximately two-thirds of the increase driven by K-Cup sales to retailers and consumers.

During the second quarter of fiscal 2010, K-Cup portion packs shipped system-wide by all Keurig licensed roasters was 720 million, an increase of 67% over the prior year period. Additionally, there were 731,000 system-wide brewers with Keurig-branded brewing technology shipped during the second quarter of fiscal 2010 as compared to 486,000 shipped during the prior year period.

Gross Profit

Company gross profit for the second quarter of fiscal 2010 totaled $108.7 million, or 33.4% of net sales, as compared to $62.0 million, or 32.1% of net sales, in the prior year period. The improvement was driven by the higher manufacturing gross margin derived from the increase in volume of the Company’s manufactured K-Cups as a percentage of total system volume. Offsetting the higher manufacturing gross margin was an increase in warranty expense and sales returns of certain reservoir brewers during the second quarter. The quality issue, which occurred in some brewers, did not represent a safety concern and is believed to be tied to a component used in limited production runs from late 2009. The Company is replacing any brewers exhibiting this quality issue and has implemented hardware and software changes which it believes have corrected the issue, however, there can be no assurance that we will not experience some additional warranty expense related to this quality issue in future periods. The gross profit margin was reduced by approximately 2.0 to 2.5 percentage points due to the higher than normal warranty expense and sales returns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) as a percentage of net sales for the second quarter were 20.8% as compared to 20.4% in the prior year.

For the second quarter of fiscal 2010, general and administrative expenses include $5.0 million acquisition-related expenses related to the pending acquisition of Diedrich Coffee, Inc. (“Diedrich”) as well as the amortization of identifiable intangibles of $1.9 million due to the Company’s recent acquisitions.

Interest Expense

Company interest expense was $0.8 million in the second quarter of fiscal 2010, as compared to $1.0 million in the prior year period.

Income before taxes

Company income before taxes was $40.2 million in the second quarter of fiscal 2010, as compared to $21.4 million in the prior year period, and, as a percentage of net sales, 12.4% and 11.1%, respectively.

Excluding the impact of the $5.0 million acquisition-related expenses related to the pending acquisition of Diedrich in the second quarter of fiscal 2010, the Company’s non-GAAP income before taxes was $45.2 million, or 13.9% of net sales as compared to $21.4 million, or 11.1% of net sales in the prior year period.

The SCBU segment contributed $30.5 million in income before taxes in the second quarter of fiscal 2010, up from $12.8 million in the prior year period.

The Keurig segment contributed $20.8 million in income before taxes in the second quarter of fiscal 2010, up from $13.5 million in the prior year period.

The Corporate segment accounted for a reduction of $(10.9) million in income before taxes in the second quarter of fiscal 2010, as compared to a reduction of $(4.8) million in the prior year period.

Taxes

The effective income tax rate for the Company was 38.6% in the second quarter of fiscal 2010, as compared to 39.2% in the prior year period.

Net Income and Diluted EPS

Company net income in the second quarter of fiscal 2010 was $24.7 million, as compared to $13.0 million in the prior year period. Non-GAAP net income for the second quarter of fiscal 2010 was $27.8 million, which excludes the impact of the $5.0 million acquisition-related expenses, which is an increase of $14.8 million or 114%, as compared to $13.0 million in the prior year period.

Company diluted EPS was $0.54 in the second quarter of fiscal 2010, as compared to $0.33 per share in the prior year period. Non-GAAP diluted EPS was $0.60 in the second quarter of fiscal 2010, as compared to $0.33 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP EPS for the thirteen weeks ended March 27, 2010 and March 28, 2009 (in thousands):

	Thirteen weeks ended March 27, 2010
	GAAP	Acquisition-related Transaction Expenses	Acquisition-related Transaction Expenses	Patent Litigation Settlement	Non-GAAP
		Timothy’s Coffees of the World Inc.	Diedrich Coffee, Inc.
Net Sales	$324,915	—	—	—	$324,915
Cost of Sales	216,263	—	—	—	216,263

Gross Profit	108,652	—	—	—	108,652
Selling and operating expenses	42,979	—	—	—	42,979
General and administrative expenses	24,464	—	(5,000)	—	19,464

Operating income	41,209	—	5,000	—	46,209
Other expense	(133)	—	—	—	(133)
Interest expense	(833)	—	—	—	(833)

Income before income taxes	40,243	—	5,000	—	45,243

Income tax expense	(15,541)	—	(1,930)	—	(17,471)

Net income	$24,702	$—	$3,070	$—	$27,772

Basic income per share:
Weighted average shares outstanding	43,754,546	43,754,546	43,754,546	43,754,546	43,754,546
Net income	$0.56	$—	$0.07	$—	$0.63

Diluted income per share:
Weighted average shares outstanding	45,943,858	45,943,858	45,943,858	45,943,858	45,943,858
Net income	$0.54	$—	$0.06	$—	$0.60

	Thirteen weeks ended March 28, 2009
	GAAP	Acquisition-related Transaction Expenses	Acquisition-related Transaction Expenses	Patent Litigation Settlement	Non-GAAP
		Timothy’s Coffees of the World Inc.	Diedrich Coffee, Inc.
Net Sales	$193,351	—	—	—	$193,351
Cost of Sales	131,370	—	—	—	131,370

Gross Profit	61,981	—	—	—	61,982
Selling and operating expenses	28,094	—	—	—	28,094
General and administrative expenses	11,245	—	—	—	11,245

Operating income	22,642	—	—	—	22,642
Other expense	(242)	—	—	—	(242)
Interest expense	(1,032)	—	—	—	(1,032)

Income before income taxes	21,368	—	—	—	21,368
Income tax expense	(8,385)	—	—	—	(8,385)

Net income	$12,983	$—	$—	$—	$12,983

Basic income per share:
Weighted average shares outstanding	37,125,038	37,125,038	37,125,038	37,125,038	37,125,038
Net income	$0.35	$—	$—	$—	$0.35

Diluted income per share:
Weighted average shares outstanding	39,020,058	39,020,058	39,020,058	39,020,058	39,020,058
Net income	$0.33	$—	$—	$—	$0.33

Twenty-six weeks ended March 27, 2010 versus twenty-six weeks ended March 28, 2009

Revenue

Company Summary

Net sales for the twenty-six weeks ended March 27, 2010 (the “2010 YTD period”) increased 73%, to $674.3 million, up from $390.3 million reported for the twenty-six weeks ended March 28, 2009 (the “prior YTD period”). The two primary drivers of the 73%, or $284.0 million, increase in the Company’s net sales were the 98%, or $185.8 million, increase in total K-Cup net sales and the 76%, or $80.5 million, increase in Keurig brewer and accessories sales. Approximately 87% of consolidated sales for the 2010 YTD period were from the Keurig brewing system and its recurring K-cup portion pack revenue.

SCBU

SCBU segment net sales increased to $285.2 million, or 56%, in the 2010 YTD period compared to $182.8 million reported in the prior YTD period. Net sales related to the Timothy’s brand, which are included in the Company’s results for the first time beginning November 13, 2009, represented approximately 14 percentage points of the 56% increase in SCBU’s net sales, and 7 percentage points of the 73% increase in the Company’s total sales. Fair Trade Certified™ coffees represented approximately 29% percent of coffee pounds shipped during the 2010 YTD period.

Keurig

Keurig segment net sales increased to $389.1 million, or 88%, in the 2010 YTD period as compared to $207.5 million reported in the prior YTD period. The increase in Keurig segment net sales was primarily due to higher K-Cup sales of approximately $102.3 million which increased 119% over the prior YTD period as well as an increase in brewer and accessories sales of approximately $77.8 million or 78% over the prior YTD period.

During the 2010 YTD period, K-Cup portion packs shipped system-wide by all Keurig licensed roasters was 1.4 billion, an increase of 74% over the prior YTD period. Additionally, there were 2,197,000 system-wide brewers with Keurig-branded brewing technology shipped during the 2010 YTD period as compared to 1,196,000 shipped during the prior YTD period.

Gross Profit

Company gross profit for the 2010 YTD period totaled $210.5 million, or 31.2% of net sales, as compared to $115.3 million, or 29.5% of net sales, in the prior YTD period. The improvement was driven by the higher manufacturing gross margin derived from the increase in volume of the Company’s manufactured K-Cups as a percentage of total system volume. Offsetting the higher manufacturing gross margin was an increase in warranty expense and sales returns of certain reservoir brewers during the second quarter, as discussed above. The gross profit margin was reduced by approximately 1.0 to 1.2 percentage points due to higher than normal warranty expense and sales returns and there can be no assurance that we will not experience some additional warranty expense related to this quality issue in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) as a percentage of net sales remained the same in the 2010 YTD period when compared with the prior YTD period at 21.7%.

For the 2010 YTD period, general and administrative expenses include $8.0 million acquisition-related expenses related to the pending acquisition of Diedrich, $2.0 million acquisition related expenses related to the completed Timothy’s acquisition, as well as the amortization of identifiable intangibles of $3.0 million due to the Company’s recent acquisitions.

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

Interest Expense

Company interest expense decreased to $1.9 million in the 2010 YTD period, down from $2.4 million in the prior YTD period, due to a decrease in the Company’s average borrowing base.

Income before taxes

Company income before taxes increased to $62.2 million in the 2010 YTD period, up from $44.9 million in the prior YTD period, and, as a percentage of net sales, 9.2% and 11.5%, respectively. The prior year period included the $17.0 million (pretax) patent litigation settlement as described above. Excluding the patent litigation income, income before taxes increased by 123%, or $34.3 million, in the 2010 YTD period, up from $27.9 million in the prior YTD period.

Excluding the impact of the one time acquisition related expenses of $10.0 million in the 2010 YTD period as well as the patent litigation income of $17.0 million in the prior YTD period, non-GAAP income before taxes increased 159% to $72.2 million in the 2010 YTD period from $27.9 million in the prior YTD period.

The SCBU segment contributed $59.1 million in income before taxes in the 2010 YTD period, up from $22.4 million in the prior YTD period.

The Keurig segment contributed $28.2 million in income before taxes in the 2010 YTD period, up from $15.0 million in the prior YTD period.

The Corporate segment accounted for a reduction of $(22.0) million before taxes in the 2010 YTD period, as compared to income of $8.6 million in the prior YTD period due to the settlement of the patent litigation in the first quarter of fiscal 2009.

Taxes

The effective income tax rate for the Company was 40.2% in the 2010 YTD period, as compared to 39.1% in the prior YTD period. The increase was primarily due to a portion of the acquisition-related expenses not being deductible for tax purposes.

Net Income and Diluted EPS

Company net income in the 2010 YTD period was $37.2 million, up 36% from $27.4 million in the prior YTD period. Non-GAAP net income for 2010 YTD period was $44.0 million, an increase of $27.0 million or 159%, as compared the prior YTD period.

Company diluted EPS increased $0.11 to $0.81 per share in the 2010 YTD period, as compared to $0.70 per share in the prior YTD period. Non-GAAP diluted EPS was $0.96 in the 2010 YTD period, as compared to $0.44 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP EPS (in thousands):

	Twenty-six weeks ended March 27, 2010
	GAAP	Acquisition-related Transaction Expenses	Acquisition-related Transaction Expenses	Patent Litigation Settlement	Non-GAAP
		Timothy’s Coffees of the World Inc.	Diedrich Coffee, Inc.
Net Sales	$674,278	—	—	—	$674,278
Cost of Sales	463,801	—	—	—	463,801

Gross Profit	210,477	—	—	—	210,477
Selling and operating expenses	98,558	—	—	—	98,558
General and administrative expenses	47,636	(2,000)	(8,000)	—	37,636

Operating income	64,283	2,000	8,000	—	74,283
Other expense	(244)	—	—	—	(244)
Interest expense	(1,881)	—	—	—	(1,881)

Income before income taxes	62,158	2,000	8,000	—	72,158

Income tax expense	(24,962)	—	(3,216)	—	(28,178)

Net income	$37,196	$2,000	$4,784	$—	$43,980

Basic income per share:
Weighted average shares outstanding	43,705,417	43,705,417	43,705,417	43,705,417	43,705,417
Net income	$0.85	$0.05	$0.11	$—	$1.01

Diluted income per share:
Weighted average shares outstanding	45,876,132	45,876,132	45,876,132	45,876,132	45,876,132
Net income	$0.81	$0.04	$0.11	$—	$0.96

	Twenty-six weeks ended March 28, 2009
	GAAP	Acquisition-related Transaction Expenses	Acquisition-related Transaction Expenses	Patent Litigation Settlement	Non-GAAP
		Timothy’s Coffees of the World Inc.	Diedrich Coffee, Inc.
Net Sales	$390,331	—	—	—	$390,331
Cost of Sales	275,000	—	—	—	275,000

Gross Profit	115,331	—	—	—	115,331
Selling and operating expenses	64,275	—	—	—	64,275
General and administrative expenses	20,456	—	—	—	20,456
Patent litigation settlement	(17,000)	—	—	17,000	—

Operating income	47,600	—	—	(17,000)	30,600
Other expense	(285)	—	—	—	(285)
Interest expense	(2,414)	—	—	—	(2,414)

Income before income taxes	44,901	—	—	(17,000)	27,901

Income tax expense	(17,534)	—	—	6,639	(10,895)

Net income	$27,367	$—	$—	$(10,361)	$17,006

Basic income per share:
Weighted average shares outstanding	36,902,634	36,902,634	36,902,634	36,902,634	36,902,634
Net income	$0.74	$—	$—	$(0.28)	$0. 46

Diluted income per share:
Weighted average shares outstanding	38,824,107	38,824,107	38,824,107	38,824,107	38,824,107
Net income	$0.70	$—	$—	$(0.26)	$0.44

Liquidity and Capital Resources

Our working capital decreased to $278.4 million at March 27, 2010, from $413.7 million at September 26, 2009. The decrease is mostly attributed to the acquisition of Timothy’s which was completed on November 13, 2009 at a cash purchase price of approximately $154.2 million. In addition, working capital was also affected by an increase in receivables of $36.6 million and a decrease in inventory of $27.4 million.

Net cash provided by operating activities was $65.5 million in the 2010 YTD period as compared to $53.0 million in the prior YTD period. The increase in operating cash flow was primarily due to the decrease in inventory.

Cash flows from investing activities included capital expenditures of $53.2 million in the 2010 YTD period, as compared to $14.5 million in the prior YTD period. Additionally, cash flows from investing activities in the 2010 YTD period included $154.2 million for the acquisition of Timothy’s. The total acquisition price was approximately $155.7 million, of which $1.5 million consisted of non-cash liabilities assumed by the Company.

In the 2010 YTD period, cash flows from financing activities included $3.6 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan, a decrease from $4.4 million in the prior YTD period. In addition, cash flows from operating and financing activities included a $4.5 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, a decrease from $5.4 million in the prior year period. As stock options we have granted are exercised, we will continue to receive proceeds and a tax deduction where applicable; however, we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Our Company maintains a $275.0 million Revolving Credit Agreement (“Credit Facility”) with Bank of America, N.A., and other lenders. At March 27, 2010, $72.7 million was outstanding under the Credit Facility as compared to $78.0 million at September 26, 2009.

We are party to interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at March 27, 2010 and September 26, 2009 was $69.8 million and $75.7 million respectively. The swap agreements terminate between June 2010 and December 2012. At March 27, 2010 and September 26, 2009, we estimate that we would have paid $2.5 million and $3.3 million (gross of tax), respectively, had we terminated our swap agreements. We designate the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

The credit facility is subject to the following financial covenants: a funded debt to adjusted EBITDA ratio and a fixed charge coverage ratio. We were in compliance with these covenants at March 27, 2010.

We expect to spend between $105.0 million and $125.0 million in capital expenditures in fiscal 2010. Capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

On December 7, 2009, we entered into a definitive Agreement and Plan of Merger (the “Agreement”) with Diedrich Coffee, Inc. (“Diedrich”). The approval of this Agreement, by the Diedrich Board of Directors, was concurrent with the termination of the Agreement and Plan of Merger dated as of November 2, 2009 between Diedrich and Peet’s Coffee & Tea, Inc. (“Peet’s), in which we funded a termination advance of approximately $8.5 million to Diedrich, who in turn paid the same amount to Peet’s pursuant to the terms of the Agreement and Plan of Merger between Diedrich and Peet’s. In this acquisition, we will purchase all of Diedrich’s outstanding common stock at a purchase price of $35.00 per share in cash pursuant to a cash tender offer. The purchase price of this acquisition will be approximately $290.0 million. Management intends to finance the $290.0 million total transaction price of its anticipated acquisition of Diedrich using cash on hand and our borrowings.

We may increase our borrowings or seek to amend our credit facility to finance our growth. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time and there can be no assurance that we will be able to secure financing on terms as favorable as our existing facility.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
2010	$5,035,000	$3,214,000	$292,003,000	$300,252,000
2011	5,053,000	6,842,000	121,642,000	$133,537,000
2012	5,053,000	6,045,000	65,488,000	$76,586,000
2013	57,550,000	4,791,000	—	$62,341,000
2014	14,000	4,591,000	—	$4,605,000
Thereafter	—	7,677,000	—	$7,677,000

Total	$72,705,000	$33,160,000	$479,133,000	$584,998,000

(1)	Fiscal 2010 through fiscal 2012 long-term debt obligations are comprised of capital lease obligations and amortizing loan payments for the term loan.

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

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating Tully’s and Timothy’s wholesale operations and capacity into its Specialty Coffee business unit, the Company’s success in introducing and producing new product offerings, the ability of lenders to honor their commitments under the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, Keurig’s ability to continue to grow and build profits with its roaster partners in the At Home and Away from Home businesses, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the successful completion of the acquisition of Diedrich and subsequent integration, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, as well as other risks described more fully in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2009. Forward-looking statements reflect management’s analysis as of the date of this filing. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly earnings releases.

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

	Expected maturity date
	2010	2011	2012	2013	2014	Total
Long-term debt:
Variable rate (in thousands)	$1,250	$—	$—	$1,450	$—	$2,700
Average interest rate	5.8%	—	—	1.0%	—	6.8%
Fixed rate (in thousands)	$3,784	$5,053	$5,053	$56,100	$14	$70,004
Average interest rate	7.1%	7.1%	7.1%	6.0%	0.0%	6.1%

At March 27, 2010 we had $2.7 million outstanding under our Credit Facility subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $27,000 annually. At September 26, 2009 we had $2.3 million subject to variable interest rates. As discussed further under the heading “Liquidity and Capital Resources” the Company is party to interest rate swap agreements.

On March 27, 2010, the effect of our interest rate swap agreements was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $19.8 million; 2.4% on $30 million; and 3.9% on $20 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2010 through December 2012.

Commodity price risks

The “c” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “c” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the market. At March 27, 2010, the Company had approximately $133.8 million in green coffee purchase commitments, of which approximately 58% had a fixed price. At September 26, 2009, the Company had approximately $90.8 million in green coffee purchase commitments, of which approximately 46% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At March 27, 2010, we did not have any outstanding futures contracts. At September 26, 2009, we held outstanding futures contracts covering 1,125,000 pounds of coffee with a fair market value of $90,000, gross of tax.

Item 4.	Controls and Procedures

As of March 27, 2010, the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

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

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 05/06/2010	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 05/06/2010	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer