Form 10-Q
period 2010-06-26
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2010-08-05
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 26, 2010

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

As of August 2, 2010, 131,946,327 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	June 26, 2010	September 26, 2009
Assets
Current assets:
Cash and cash equivalents	$8,981	$241,811
Restricted cash and cash equivalents	940	280
Short-term investments	—	50,000
Receivables, less uncollectible accounts and return allowances of $8,852 and $4,792 at June 26, 2010 and September 26, 2009, respectively	128,758	91,559
Income tax receivable	1,700	—
Inventories	186,262	137,294
Other current assets	16,611	9,517
Deferred income taxes, net	12,819	10,151

Total current assets	356,071	540,612

Fixed assets, net	218,821	135,981
Intangibles, net	225,481	36,478
Goodwill	386,416	99,600
Other long-term assets	10,230	3,979

Total assets	$1,197,019	$816,650

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$19,058	$5,030
Accounts payable	112,044	79,772
Accrued compensation costs	22,215	17,264
Accrued expenses	36,049	18,570
Income tax payable	—	2,971
Other short-term liabilities	2,514	3,257

Total current liabilities	191,880	126,864
Long-term debt	252,380	73,013
Deferred income taxes, net	85,469	26,599
Other long-term liabilities	5,157	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 200,000,000 shares; Issued - 131,783,168 and 130,811,052 shares at June 26, 2010 and September 26, 2009, respectively	13,178	13,081
Additional paid-in capital	457,617	441,875
Retained earnings	192,912	137,162
Accumulated other comprehensive loss	(1,500)	(1,870)
ESOP unallocated shares, at cost - 38,060 shares at June 26, 2010 and September 26, 2009	(74)	(74)

Total stockholders’ equity	662,133	590,174

Total liabilities and stockholders’ equity	$1,197,019	$816,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended June 26, 2010	Thirteen weeks ended June 27, 2009
Net sales	$311,514	$190,509
Cost of sales	201,783	126,428

Gross profit	109,731	64,081

Selling and operating expenses	46,277	28,597
General and administrative expenses	25,267	12,708

Operating income	38,187	22,776

Other income (expense)	27	(39)
Interest expense	(1,495)	(1,080)

Income before income taxes	36,719	21,657
Income tax expense	(18,165)	(7,517)

Net income	$18,554	$14,140

Basic income per share:
Weighted average shares outstanding	131,677,459	112,775,280
Net income	$0.14	$0.13

Diluted income per share:
Weighted average shares outstanding	137,898,253	119,010,138
Net income	$0.13	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirty-nine weeks ended June 26, 2010	Thirty-nine weeks ended June 27, 2009
Net sales	$985,792	$580,841
Cost of sales	665,584	401,428

Gross profit	320,208	179,413

Selling and operating expenses	144,835	92,873
General and administrative expenses	72,903	33,165
Patent litigation settlement	—	(17,000)

Operating income	102,470	70,375

Other income (expense)	(217)	(323)
Interest expense	(3,376)	(3,494)

Income before income taxes	98,877	66,558

Income tax expense	(43,127)	(25,051)

Net income	$55,750	$41,507

Basic income per share:
Weighted average shares outstanding	131,303,879	111,397,302
Net income	$0.42	$0.37

Diluted income per share:
Weighted average shares outstanding	137,681,766	117,318,258
Net income	$0.40	$0.35

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended June 26, 2010	Thirteen weeks ended June 27, 2009	Thirty-nine weeks ended June 26, 2010	Thirty-nine weeks ended June 27, 2009
Net income	$18,554	$14,140	$55,750	$41,507
Other comprehensive income, net of tax:
Deferred (loss) gain on derivatives designated as cash flow hedges	7	416	482	(1,866)
(Gain) loss on derivatives designated as cash flow hedges reclassified to net income	—	118	(112)	207

Other comprehensive gain (loss)	7	534	370	(1,659)

Comprehensive income	$18,561	$14,674	$56,120	$39,848

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended June 26, 2010 (Dollars in thousands)

	Common stock		Additional paid-in	Retained	Accumulated other compre-	ESOP unallocated shares		Stockholders’
	Shares	Amount	capital	earnings	hensive (loss)	Shares	Amount	Equity
Balance at September 26, 2009	130,811,051	$13,081	$441,875	$137,162	$(1,870)	(38,060)	$(74)	$590,174
Options exercised	870,614	87	1,905	—	—	—	—	1,992
Issuance of common stock under employee stock purchase plan	101,503	10	2,125	—	—	—	—	2,135
Stock compensation expense	—	—	5,941	—	—	—	—	5,941
Tax benefit from exercise of options	—	—	5,651	—	—	—	—	5,651
Deferred compensation expense	—	—	120	—	—	—	—	120
Other comprehensive income, net of tax	—	—	—	—	370	—	—	370
Net income	—	—	—	55,750	—	—	—	55,750

Balance at June 26, 2010	131,783,168	$13,178	$457,617	$192,912	$(1,500)	(38,060)	$(74)	$662,133

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine weeks ended June 26, 2010	Thirty-nine weeks ended June 27, 2009
Cash flows from operating activities:
Net income	$55,750	$41,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,379	13,054
Amortization	9,497	3,861
Loss on disposal of fixed assets	522	168
Provision for doubtful accounts	372	327
(Gain) loss on futures derivatives	(188)	207
Tax benefit (expense) from exercise of non-qualified options and disqualified dispositions of incentive stock options	25	(163)
Excess tax benefits from equity-based compensation plans	(5,626)	(9,123)
Deferred income taxes	49	(1,940)
Deferred compensation and stock compensation	6,061	4,892
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(18,478)	(14,003)
Inventories	(35,325)	(15,640)
Income tax receivable, net	1,071	6,759
Other current assets	(6,342)	187
Other long-term assets, net	421	587
Accounts payable	21,544	15,474
Accrued compensation costs	(3,851)	4,018
Accrued expenses	11,500	5,681

Net cash provided by operating activities	57,381	55,853

Cash flows from investing activities:
Proceeds from sale of short-term investments	50,000	—
Proceeds from receipt of note receivable	1,788	—
Acquisition of Timothy’s Coffee of the World Inc.	(154,208)	—
Acquisition of Tully’s Coffee Corporation	—	(41,451)
Acquisition of Diedrich Coffee, Inc.	(305,261)	—
Capital expenditures for fixed assets	(84,386)	(29,027)
Proceeds from disposal of fixed assets	253	152

Net cash used for investing activities	(491,814)	(70,326)

Cash flows from financing activities:
Net change in revolving line of credit	57,001	2,500
Proceeds from issuance of common stock under compensation plans	4,127	6,351
Excess tax benefits from equity-based compensation plans	5,626	9,123
Capital lease obligations	(42)	—
Proceeds from borrowings of long-term debt	140,000	—
Deferred financing fees	(1,359)	—
Repayment of long-term debt	(3,750)	(205)

Net cash provided by financing activities	201,603	17,769

Net (decrease) increase in cash and cash equivalents	(232,830)	3,296
Cash and cash equivalents at beginning of period	241,811	804

Cash and cash equivalents at end of period	$8,981	$4,100

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$12,549	$7,399

Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$1,533	$210

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen and thirty-nine week periods ended June 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2010.

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

2.	Stock Split

On April 28, 2010, the Company announced that its Board of Directors had approved a three-for-one stock split effected in the form of a stock dividend of two additional shares of the Company’s common stock for every one share issued. The additional shares were distributed on May 17, 2010, to shareholders of record at the close of business on May 10, 2010. The par value of the common stock remained unchanged at $0.10 per share. All share and per share data presented in this report have been adjusted to reflect this stock split.

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

Keurig sells its single cup brewers and related accessories, as well as coffee, tea, and cocoa in K-Cup portion packs produced by a variety of licensed roasters, including SCBU, and related accessories mainly in North American wholesale and retail channels. Keurig earns royalty income from K-Cups shipped by its licensed roasters. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

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

Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, certain corporate legal and acquisition-related expenses and compensation of the board of directors. In addition, fiscal 2009 corporate expenses are offset by $17,000,000 of proceeds received from a litigation settlement with Kraft. Corporate assets include cash and short-term investments.

Goodwill and intangibles related to the Frontier Natural Products Co-op, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU reporting unit of the Company. Goodwill and intangibles related to Green Mountain Coffee Roasters, Inc.’s acquisition of Keurig are included in the Keurig reporting unit of the Company.

Selected financial data for segment disclosures for the thirteen weeks ended June 26, 2010 and June 27, 2009 are as follows:

	Thirteen weeks ended June 26, 2010 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$154,348	$157,166	$—	$—	$311,514
Intersegment sales	$71,433	$42,485	$—	$(113,918)	$—
Net sales	$225,781	$199,651	$—	$(113,918)	$311,514

Income before taxes	$27,828	$22,670	$(10,328)	$(3,451)	$36,719

Total assets	$891,041	$353,927	$20,597	$(68,546)	$1,197,019

Stock compensation	$645	$565	$883	$—	$2,093

Interest expense	$—	$—	$1,495	$—	$1,495

Property additions	$30,606	$4,284	$—	$—	$34,890

Depreciation and amortization	$9,984	$2,021	$—	$—	$12,005

	Thirteen weeks ended June 27, 2009 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$100,435	$90,074	$—	$—	$190,509
Intersegment sales	$20,572	$17,679	$—	$(38,251)	$—
Net sales	$121,007	$107,753	$—	$(38,251)	$190,509

Income before taxes	$16,030	$11,093	$(5,446)	$(20)	$21,657

Total assets	$236,181	$240,859	$14,936	$(42,381)	$449,595

Stock compensation	$654	$514	$688	$—	$1,856

Interest expense	$—	$—	$1,080	$—	$1,080

Property additions	$14,937	$1,625	$—	$—	$16,562

Depreciation and amortization	$4,311	$1,721	$—	$—	$6,032

Selected financial data for segment disclosures for the thirty-nine weeks ended June 26, 2010 and June 27, 2009 are as follows:

	Thirty-nine weeks ended June 26, 2010 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$439,536	$546,256	$—	$—	$985,792
Intersegment sales	$200,644	$120,207	$—	$(320,851)	$—
Net sales	$640,180	$666,463	$—	$(320,851)	$985,792

Income before taxes	$86,975	$50,838	$(32,302)	$(6,634)	$98,877

Total assets	$891,041	$353,927	$20,597	$(68,546)	$1,197,019

Stock compensation	$1,966	$1,563	$2,412	$—	$5,941

Interest expense	$—	$—	$3,376	$—	$3,376

Property additions	$72,253	$12,173	$—	$—	$84,426

Depreciation and amortization	$24,391	$5,485	$—	$—	$29,876

	Thirty-nine weeks ended June 27, 2009 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$283,237	$297,604	$—	$—	$580,841
Intersegment sales	$56,843	$50,850	$—	$(107,693)	$—
Net sales	$340,080	$348,454	$—	$(107,693)	$580,841

Income before taxes	$38,395	$26,116	$3,111	$(1,064)	$66,558

Total assets	$236,181	$240,859	$14,936	$(42,381)	$449,595

Stock compensation	$1,685	$1,397	$1,730	$—	$4,812

Interest expense	$—	$—	$3,494	$—	$3,494

Property additions	$30,122	$2,628	$—	$—	$32,750

Depreciation and amortization	$11,780	$5,135	$—	$—	$16,915

4.	Acquisitions

Diedrich Coffee, Inc.

On May 11, 2010, the Company acquired all of the outstanding common stock of Diedrich Coffee, Inc. (“Diedrich”) a specialty coffee roaster and wholesaler located in central California for approximately $305,261,000, net of cash acquired. The acquisition was financed with cash on hand and a term loan of $140,000,000. Diedrich is a wholly-owned subsidiary of the Company with operations integrated into the Specialty Coffee business unit (“SCBU”). The acquisition was completed on May 11, 2010, and Diedrich’s results of operations have been included in the Company’s consolidated financial statements as of that date.

Diedrich specializes in sourcing, roasting, and selling specialty coffee in a variety of packaging formats, including K-Cup® portion packs whose brands include Diedrich Coffee®, Gloria Jean’s®, and Coffee People®.

The preliminary allocation of the purchase price based on the fair value of the acquired assets and liabilities assumed was based upon an independent valuation and management estimates as follows:

Restricted cash	$623,000
Accounts receivable	10,361,000
Inventories	6,732,000
Deferred income taxes	1,733,000
Other current assets	2,543,000
Fixed assets	11,741,000
Intangibles	100,200,000
Goodwill	217,519,000
Other long-term asset	156,000
Accounts payable	(3,836,000)
Accrued compensation costs	(8,670,000)
Accrued expenses	(3,480,000)
Deferred income taxes, long-term	(30,361,000)

Total	$305,261,000

Acquisition costs were expensed as incurred resulting in a charge to earnings of approximately $3,992,000 and $12,124,000 for the thirteen and thirty-nine weeks ended June 26, 2010, respectively, and are included in general and administrative expenses.

Amortizable intangible assets acquired include approximately $83,300,000 for customer relationships and $16,900,000 for product names. The weighted-average amortization period for these assets is 10 years and will be amortized on a straight-line basis over their respective useful lives. Amortization expense for the intangibles (gross of tax) is expected to be approximately $3,771,000 for fiscal 2010 and $10,020,000 in each of the fiscal years 2011 through 2015.

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $217,519,000. The acquisition provides the Company with an expanded west coast presence and manufacturing and distribution synergies, which provide the basis of goodwill recognized. Goodwill and intangible assets related to this acquisition are reported in the SCBU segment of the Company. The goodwill and intangible assets recognized are not deductible for tax purposes.

The acquisition was completed on May 11, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirty-nine weeks ended June 26, 2010, Diedrich contributed approximately $5,391,000 in revenue and $99,000 of income before taxes.

Timothy’s Coffee of the World Inc.

On November 13, 2009, the Company acquired all of the outstanding capital stock of Timothy’s Coffee of the World Inc. (“Timothy’s”), which included its brand and wholesale coffee business. Timothy’s is as a wholly-owned Canadian subsidiary, with operations integrated into the SCBU segment. The acquisition was completed on November 13, 2009, and Timothy’s results of operations have been included in the Company’s consolidated financial statements as of that date. Timothy’s functional currency is the U.S. dollar.

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

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirty-nine weeks ended June 26, 2010, Timothy’s contributed approximately $28,586,000 in revenue and $10,112,000 of income before taxes.

Goodwill

The following represents the change in goodwill since the beginning of the period:

	SCBU	Keurig	Total
Balance at September 26, 2009	$27,226	$72,374	$99,600
Acquisition of Timothy’s	69,297	—	69,297
Acquisition of Diedrich	217,519	—	217,519

Balance at June 26, 2010	$314,042	$72,374	$386,416

The Company has not recognized any impairment loss associated with the reporting units.

Supplemental Pro forma Information

The following information reflects the Diedrich and Timothy’s acquisitions as if the transactions had occurred as of the beginning of the annual 2010 reporting period and, for the comparative period, as if the transaction occurred as of the beginning of the 2009 reporting period. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company, Diedrich and Timothy’s been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select consolidated proforma data:

	Thirteen weeks ended June 26, 2010	Thirteen weeks ended June 27, 2009	Thirty-nine weeks ended June 26, 2010	Thirty-nine weeks ended June 27, 2009
Consolidated proforma revenue	315,195	204,661	1,009,659	626,502
Consolidated proforma net income	13,380	16,154	55,361	41,567
Consolidated proforma diluted earnings per share	0.10	0.14	0.40	0.35

5.	Inventories

Inventories consisted of the following at:

	June 26, 2010	September 26, 2009
Raw materials and supplies	$38,853,000	$26,015,000
Finished goods	147,409,000	111,279,000

	$186,262,000	$137,294,000

Inventory values above are presented net of obsolescence allowances of $1,121,000 and $704,000 at June 26, 2010 and September 26, 2009, respectively.

At June 26, 2010, the Company had approximately $148,161,000 in green coffee purchase commitments, of which approximately 58% had a fixed price. These commitments extend through 2012. The value of the variable portion of these commitments was calculated using an average “c” price of coffee of $1.47 per pound at June 26, 2010. In addition to its green coffee commitments, the Company had approximately $246,971,000 in fixed-price brewer inventory purchase commitments and $167,053,000 in production raw materials commitments at June 26, 2010. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

6.	Fixed Assets

Fixed assets consist of the following:

	Useful Life in Years	June 26, 2010	September 26, 2009
Production equipment	1-15	$130,630,000	$91,343,000
Equipment on loan to wholesale customers	3-7	13,229,000	13,278,000
Computer equipment and software	1-10	37,815,000	34,018,000
Land	Indefinite	1,743,000	1,391,000
Building and building improvements	4-30	21,427,000	15,412,000
Furniture and fixtures	1-15	10,570,000	9,064,000
Vehicles	4-5	1,249,000	1,181,000
Leasehold improvements	1-20 or remaining life of lease, whichever is less	14,890,000	9,197,000
Construction-in-progress		63,476,000	27,332,000

Total fixed assets		295,029,000	202,216,000
Accumulated depreciation		(76,208,000)	(66,235,000)

		$218,821,000	$135,981,000

Total depreciation expense relating to all fixed assets was $7,698,000 and $4,577,000 for the thirteen weeks ended June 26, 2010 and June 27, 2009, respectively. Total depreciation expense relating to all fixed assets was $20,379,000 and $13,054,000 for the thirty-nine weeks ended June 26, 2010 and June 27, 2009, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on June 26, 2010 are expected to be in production use in the next twelve months.

In the thirteen and thirty-nine weeks ended June 26, 2010, the Company capitalized $348,000 and $1,058,000 of interest expense, respectively.

In the thirteen and thirty-nine weeks ended June 27, 2009, the Company capitalized $120,000 and $274,000 of interest expense, respectively.

7.	Intangible Assets

Intangible assets consist of the following:

	June 26, 2010		September 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Acquired technology	$21,317,000	$(11,026,000)	$21,317,000	$(9,587,000)
Customer and roaster agreements	25,900,000	(9,953,000)	19,700,000	(7,820,000)
Customer relationships	176,867,000	(5,332,000)	10,367,000	(428,000)
Trade names	29,256,000	(1,623,000)	3,456,000	(633,000)
Non-compete agreements	374,000	(299,000)	374,000	(268,000)

Total	$253,714,000	$(28,233,000)	$55,214,000	$(18,736,000)

All intangible assets are subject to amortization and the Company calculates amortization expense over the period of expected economic benefit. Total amortization expense was $4,293,000 and $1,455,000 for the thirteen weeks ended June 26, 2010 and June 27, 2009, respectively. Total amortization expense was $9,497,000 and $3,861,000 for the thirty-nine weeks ended June 26, 2010 and June 27, 2009, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2010 and for each of the next five years is as follows:

2010	$5,539,000
2011	$22,157,000
2012	$21,918,000
2013	$21,773,000
2014	$21,164,000
2015	$19,670,000
Thereafter	$113,260,000

8.	Product Warranties

The Company offers a one-year warranty on all Keurig® brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. During the second and third quarters of fiscal 2010, the Company experienced higher warranty returns associated with certain brewer models associated with a quality issue. The quality issue did not represent a safety concern, and is believed to be tied to a component used in limited production primarily from late 2009. During the third quarter, the Company experienced additional warranty expense and sales returns related to this quality issue above the levels previously estimated at the end of the second quarter of fiscal 2010 as new claims were reported. The Company is continuing to replace any brewers exhibiting the quality issue and has implemented hardware and software changes which it believes have corrected the issue, however, there can be no assurance that we will not experience some additional warranty expense related to this quality issue in future periods. The Company reached agreement with its suppliers and has recovered approximately $6,000,000 as reimbursement related to this issue. This recovery was reflected in the third quarter cost of sales as a reduction to warranty expense and substantially offsets the higher warranty expense and sales returns costs incurred in the fiscal third quarter.

The changes in the carrying amount of product warranties for the thirty-nine weeks ended June 26, 2010 and June 27, 2009 are as follows:

Thirty-nine weeks ended June 26, 2010
Balance at September 26, 2009	$724,000
Provision charged to income	8,292,000
Usage, net of recoveries	(4,919,000)

Balance at June 26, 2010	$4,097,000

Thirty-nine weeks ended June 27, 2009
Balance at September 27, 2008	$648,000
Provision charged to income	2,710,000
Usage	(2,277,000)

Balance at June 27, 2009	$1,081,000

9.	Financial Instruments

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

The Company has interest rate swap agreements with Bank of America N.A. and Sovereign Bank. During the thirteen and thirty-nine weeks ended June 26, 2010, the Company paid $595,000 and $1,907,000, respectively, pursuant to the swap agreements, which increased interest expense.

The following table summarizes the interest rate swaps outstanding at June 26, 2010:

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$19,800,000	5.44%	2011	$(859,000)
30-day LIBOR	$40,000,000	1.38%	2012	$(287,000)
30-day LIBOR	$20,000,000	3.87%	2013	$(1,368,000)

Total	$79,800,000			$(2,514,000)

The following table summarizes the interest rate swaps outstanding at September 26, 2009:

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$30,000,000	2.35%	2010	$(438,000)
30-day LIBOR	$25,700,000	5.44%	2011	$(1,551,000)
30-day LIBOR	$20,000,000	3.87%	2013	$(1,268,000)

Total	$75,700,000			$(3,257,000)

The following table discloses the fair value of the Company’s financial instruments included in the Consolidated Balance Sheets:

Fair Value of Derivative Instruments (Gross of Tax)

	June 26, 2010	September 26, 2009	Balance Sheet Classification
Coffee Futures	$—	$90,000	Other current assets
Interest Rate Swaps	$(2,514,000)	$(3,257,000)	Other short-term liabilities

Total	$(2,514,000)	$(3,167,000)

The following tables disclose the effect of the Company’s financial instruments included in the Consolidated Statement of Operations:

Effect of Derivatives Instruments on Earnings (Gross of Tax)

for the thirteen weeks ended June 26, 2010

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$—	Cost of Sales	$—
Interest Rate Swaps	$11,000	Interest Expense	$—

Total Derivatives	$11,000		$—

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the thirteen weeks ended June 27, 2009

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$(16,000)	Cost of Sales	$(198,000)
Interest Rate Swaps	$(682,000)	Interest Expense	$—

Total Derivatives	$(698,000		$(198,000)

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the thirty-nine weeks ended June 26, 2010

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$66,000	Cost of Sales	$188,000
Interest Rate Swaps	$743,000	Interest Expense	$—

Total Derivatives	$809,000		$188,000

Effect of Derivatives Instruments on Earnings (Gross of Tax) for the thirty-nine weeks ended June 27, 2009

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$(315,000)	Cost of Sales	$(343,000)
Interest Rate Swaps	$(2,808,000)	Interest Expense	$—

Total Derivatives	$(3,123,000)		$(343,000)

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

10.	Fair Value Measurements

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

The following table discloses the level used by fair value measurements at June 26, 2010:

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$(2,514,000)	$—	Other short-term liabilities

Total	$—	$(2,514,000)	$—

The following table discloses the level used by fair value measurements at September 26, 2009:

	Fair Value Measurements Using			Balance Sheet Classification Level 1
	Level 1	Level 2	Level 3
Short-term Investment	$—	$50,000,000	$—	Short-term investments
Derivatives	$—	$90,000	$—	Other current assets
Derivatives	$—	$(3,257,000)	$—	Other short-term liabilities

Total	$—	$46,833,000	$—

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

11.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended June 26, 2010	Thirteen weeks ended June 27, 2009	Thirty-nine weeks ended June 26, 2010	Thirty-nine weeks ended June 27, 2009
Numerator - basic and diluted earnings per share:
Net income	$18,554	$14,140	$55,750	$41,507

Denominator:
Basic earnings per share - weighted average shares outstanding	131,677,459	112,775,280	131,303,879	111,397,302
Effect of dilutive securities - stock options	6,220,794	6,234,858	6,377,887	5,920,956

Diluted earnings per share - weighted average shares outstanding	137,898,253	119,010,138	137,681,766	117,318,258

Basic earnings per share	$0.14	$0.13	$0.42	$0.37
Diluted earnings per share	$0.13	$0.12	$0.40	$0.35

For the thirteen and thirty-nine weeks ended June 26, 2010 options to purchase 542,000 and 236,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and thirty-nine weeks ended June 27, 2009, options to purchase 3,000 and 933,000 shares of common stock, respectively, were excluded in the calculation of diluted earnings per share because they were antidilutive.

12.	Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the thirty-nine weeks ended June 26, 2010: an expected life averaging 6 years; an average volatility of 53%; no dividend yield; and a risk-free interest rate averaging 2.8%. The weighted-average fair value of options granted during the thirty-nine weeks ended June 26, 2010 was $15.95 per share.

For grants issued in the thirty-nine weeks ended June 27, 2009, the following assumptions were used: an expected life averaging 6 years; an average volatility of 52%; no dividend yield; and a risk-free interest rate averaging 2.0%. The weighted-average fair value of options granted during the thirty-nine weeks ended June 27, 2009 was $4.52 per share.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the thirty-nine weeks ended June 26, 2010: an expected life averaging 6 months; an average volatility of 41%; no dividend yield; and a risk-free interest rate averaging 0.3%. The weighted-average fair values of purchase rights granted during the thirty-nine weeks ended June 26, 2010 was $7.77 per share.

For the purchase rights granted in the thirty-nine weeks ended June 27, 2009, the following assumptions were used: an expected life averaging 6 months; an average volatility of 72%; no dividend yield; and a risk-free interest rate averaging 0.4%. The weighted-average fair values of purchase rights granted during the thirty-nine weeks ended June 27, 2009 was $3.00 per share.

For the thirteen and thirty-nine weeks ended June 26, 2010, income before income taxes was reduced by a stock compensation expense of $2,093,000 and $5,941,000 (gross of tax), respectively.

For the thirteen and thirty-nine weeks ended June 27, 2009, income before income taxes was reduced by a stock compensation expense of $1,856,000 and $4,812,000 (gross of tax), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (the “ESOP”). The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirty-nine week periods ended June 26, 2010 and June 27, 2009, the Company recorded compensation costs of $956,000 and $195,000 to accrue for anticipated stock distributions under the ESOP, respectively. On June 26, 2010, the ESOP held 38,060 unearned shares at an average cost of $2.01.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the thirty-nine week periods ended June 26, 2010 and June 27, 2009, $120,000 and $80,000 of compensation expense was recorded under this Plan, respectively.

13.	Income Taxes

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

As of June 26, 2010, the Company had net operating loss carryforwards of $21,000,000 each for federal and state, as well as a $26,000,000 combined federal and state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration, but the capital loss carryforward will not. The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits at June 26, 2010 and September 26, 2009 was $5,400,000 and $400,000, respectively. The amount of unrecognized tax benefits at June 26, 2010 that would impact the effective tax rate if resolved in favor of the Company is $5,400,000. The Company is indemnified for $4,900,000 of the total reserve balance. If resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

14.	Patent Litigation Settlement

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

During the thirteen and thirty- nine weeks ended June 26, 2010 Heritage Flight billed the Company the amount of $75,000 and $239,000, respectively, for travel services to various employees of the Company.

During the thirteen and thirty-nine weeks ended June 27, 2009 Heritage Flight billed the Company the amount of $85,000 and $157,000, respectively, for travel services to various employees of the Company.

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

Overview

We are a leader in the specialty coffee and the overall coffee maker business. We roast high-quality Arabica bean coffees and offer over 100 coffee selections, including single-origins, estates, certified organics, Fair Trade Certified TM , proprietary blends, and flavored coffees that sell under the Green Mountain Coffee®, Newman’s Own® Organics, Tully’s® Coffee and, as of November 13, 2009, the Timothy’s® World Coffee brands and, as of May 11, 2010, Diedrich Coffee®, Gloria Jeans® and Coffee People® brands. We also sell cocoa, teas and coffees in K-Cup® portion packs, Keurig® single-cup brewers and other accessories. In recent years, a significant driver of the Company’s growth has been the sale of K-Cups and Keurig brewing systems.

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

Historically, SCBU and Keurig operating segments have not shared manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility. Expenses not specifically related to either operating segment are shown separately as “Corporate”. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, certain corporate legal expenses and compensation of the board of directors. In addition, corporate expenses include, starting in fiscal 2010, acquisition-related costs, and in fiscal 2009, corporate expenses are offset by $17.0 million of proceeds received from a litigation settlement with Kraft. Corporate assets include cash and short-term investments.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU reporting unit of the Company. Keurig related goodwill and intangibles are included in the Keurig reporting unit of the Company.

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

Acquisitions

On November 13, 2009, the Company acquired all of the outstanding stock of Timothy’s Coffee of the World Inc. (“Timothy’s”), which included its brand and wholesale coffee business for an aggregate cash purchase price of approximately $155.7 million. The acquisition was financed using available cash on hand.

On May 11, 2010, the Company acquired all of the outstanding common stock of Diedrich Coffee Inc. (“Diedrich”) for approximately $305.3 million, net of cash acquired. The acquisition was financed using available cash on hand, the existing credit facility and a term loan of $140.0 million.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended June 26, 2010	Thirteen weeks ended June 27, 2009	Thirty-nine weeks ended June 26, 2010	Thirty-nine weeks ended June 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8%	66.4%	67.5%	69.1%

Gross profit	35.2%	33.6%	32.5%	30.9%

Selling and operating expenses	14.9%	15.0%	14.7%	16.0%
General and administrative expenses	8.0%	6.6%	7.4%	5.7%
Patent litigation (settlement) expense	0.0%	0.0%	0.0%	(2.9)%

Operating income	12.3%	12.0%	10.4%	12.1%

Other expense	0.0%	(0.0)%	0.0%	(0.1)%
Interest expense	(0.5)%	(0.6)%	(0.4)%	(0.6)%

Income before income taxes	11.8%	11.4%	10.0%	11.4%

Income tax expense	(5.8)%	(4.0)%	(4.3)%	(4.3)%

Net income	6.0%	7.4%	5.7%	7.1%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended June 26, 2010	Thirteen weeks ended June 27, 2009	Thirty-nine weeks ended June 26, 2010	Thirty-nine weeks ended June 27, 2009
SCBU	$225.8	$121.0	$640.2	$340.1
Keurig	$199.6	$107.8	$666.5	$348.4
Inter-company eliminations	$(113.9)	$(38.3)	$(320.9)	$(107.7)

Total Company	$311.5	$190.5	$985.8	$580.8

	Income before taxes (in millions)
	Thirteen weeks ended June 26, 2010	Thirteen weeks ended June 27, 2009	Thirty-nine weeks ended June 26, 2010	Thirty-nine weeks ended June 27, 2009
SCBU	$27.8	$16.0	$87.0	$38.4
Keurig	$22.7	$11.1	$50.8	$26.1
Corporate	$(10.3)	$(5.4)	$(32.3)	$3.1
Inter-company eliminations	$(3.5)	$(0.0)	$(6.6)	$(1.1)

Total Company	$36.7	$21.7	$98.9	$66.5

Thirteen weeks ended June 26, 2010 versus thirteen weeks ended June 27, 2009

Revenue

Company Summary

Net sales for the third quarter of fiscal 2010 increased 64% to $311.5 million, up from $190.5 million reported in the third quarter of fiscal 2009 (“the prior year period”). The two primary drivers of the 64%, or $121.0 million, increase in the Company’s net sales were the 90%, or $93.1 million, increase in total K-Cup® portion pack net sales and the 69%, or $26.2 million, increase in Keurig® brewer and accessories sales. Approximately 86% of consolidated net sales this past quarter were from the Keurig brewing system and its recurring K-Cup portion pack revenue with total K-Cup portion pack net sales of $196.9 million, total Keurig brewer and accessories net sales of $64.3 million and royalty income from K-Cups shipped by its licensed roasters of $8.1 million.

SCBU

SCBU segment net sales, after intercompany eliminations, increased by $53.9 million or 54%, to $154.3 million in the third quarter of fiscal 2010 as compared to $100.4 million in the prior year period. Over 90% of the increase in SCBU’s net sales was due to higher K-Cup sales.

Keurig

Keurig segment net sales, after intercompany eliminations, increased by $67.1 million, or 74%, to $157.2 million in the third quarter of fiscal 2010 as compared to $90.1 million reported in the prior year period, with approximately two-thirds of the increase driven by K-Cup sales to retailers and consumers.

During the third quarter of fiscal 2010, K-Cup portion packs shipped system-wide by all Keurig licensed roasters was 683 million, an increase of 72% over the prior year period. Additionally, there were 846,000 system-wide brewers with Keurig-branded brewing technology shipped during the third quarter of fiscal 2010 as compared to 444,000 shipped during the prior year period.

Gross Profit

Company gross profit for the third quarter of fiscal 2010 totaled $109.7 million, or 35.2% of net sales, as compared to $64.1 million, or 33.6% of net sales, in the prior year period. The improvement was a result of higher manufacturing gross margin derived from the increase in volume of the Company’s manufactured K-Cups as a percentage of total system volume. In addition, the Company experienced continued higher levels of warranty expense and sales returns related to a quality issue associated with certain brewer models produced primarily in late calendar 2009. The quality issue did not represent a safety concern, and is believed to be tied to a component used in limited production primarily from late 2009. The Company is continuing to replace any brewers exhibiting the quality issue and has implemented hardware and software changes which it believes have corrected the issue, however, there can be no assurance that we will not experience some additional warranty expense related to this quality issue in future periods. The Company reached an agreement with its suppliers and has recovered approximately $6.0 million as reimbursement related to this issue. This recovery was reflected in the third quarter cost of sales as a reduction to warranty expense and substantially offsets the higher warranty expense and sales returns costs incurred in the third quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) as a percentage of net sales for the third quarter were 23.0% as compared to 21.7% in the prior year.

For the third quarter of fiscal 2010, general and administrative expenses include $4.0 million of acquisition-related expenses for the Diedrich acquisition as well as the amortization of identifiable intangibles of $4.3 million due to the Company’s prior acquisitions as compared to $1.5 million in the prior year third quarter.

Interest Expense

Company interest expense was $1.5 million in the third quarter of fiscal 2010, as compared to $1.1 million in the prior year period. The increase was primarily due to an increase in the Company’s borrowings under its Credit Facility.

Income before taxes

Company income before taxes increased 70% to $36.7 million in the third quarter of fiscal 2010, as compared to $21.7 million in the prior year period, and, as a percentage of net sales, 11.8% and 11.4%, respectively.

Excluding the impact of the $4.0 million non-deductible acquisition-related expenses for the Diedrich acquisition in the third quarter of fiscal 2010, the Company’s non-GAAP income before taxes was $40.7 million, or 13.1% of net sales as compared to $21.7 million, or 11.4% of net sales in the prior year period.

The SCBU segment contributed $27.8 million in income before taxes in the third quarter of fiscal 2010, up from $16.0 million in the prior year period.

The Keurig segment contributed $22.7 million in income before taxes in the third quarter of fiscal 2010, up from $11.1 million in the prior year period.

The Corporate segment accounted for a reduction of $(10.3) million in income before taxes in the third quarter of fiscal 2010, as compared to a reduction of $(5.4) million in the prior year period. The increased reduction in income before taxes was primarily attributable to acquisition costs related to the Diedrich acquisition of $4.0 million combined with an increase in interest expense as discussed above.

Taxes

The effective income tax rate for the Company was 49.5% in the third quarter of fiscal 2010, as compared to 34.7% in the prior year period reflecting the tax effect of the recognition of the estimated total $12.0 million non-deductible acquisition related expenses incurred during the Company’s first, second and third quarters of fiscal 2010 for the Diedrich acquisition which closed during the Company’s third quarter of fiscal 2010.

Net Income, Non-GAAP Net Income and Diluted EPS

Company net income in the third quarter of fiscal 2010 was $18.6 million, as compared to $14.1 million in the prior year period. Non-GAAP net income for the third quarter of fiscal 2010 was $25.8 million, which is an increase of $11.7 million or 82%, as compared to $14.1 million in the prior year period. Non-GAAP net income for the third quarter of fiscal 2010 excludes the impact of $4.0 million non-deductible acquisition-related expenses incurred during the third quarter and the resulting $3.2 million tax effect of reversing the tax benefit associated with the $8.1 million acquisition related expenses previously incurred during the first and second quarters of fiscal 2010.

Company diluted EPS was $0.13 in the third quarter of fiscal 2010, as compared to $0.12 per share in the prior year period. Non-GAAP diluted EPS was $0.19 in the third quarter of fiscal 2010, as compared to $0.12 per share in the prior year period.

The following tables show a reconciliation of net income and EPS to non-GAAP net income and non-GAAP EPS for the thirteen weeks ended June 26, 2010 and June 27, 2009 (in thousands):

	Thirteen weeks ended June 26, 2010
	GAAP	Acquisition-related Transaction Expenses	Acquisition-related Transaction Expenses	Patent Litigation Settlement	Non-GAAP
		Timothy’s Coffees of the World Inc.	Diedrich Coffee, Inc.
Net Sales	$311,514	—	—	—	$311,514
Cost of Sales	201,783	—	—	—	201,783

Gross Profit	109,731	—	—	—	109,731
Selling and operating expenses	46,277	—	—	—	46,277
General and administrative expenses	25,267	—	(3,992)	—	21,275

Operating income	38,187	—	3,992	—	42,179
Other expense	27	—	—	—	27
Interest expense	(1,495)	—	—	—	(1,495)

Income before income taxes	36,719	—	3,992	—	40,711
Income tax benefit (expense)	(18,165)	—	3,216	—	(14,949)

Net income	$18,554	$—	$7,208	$—	$25,762

Basic income per share:
Weighted average shares outstanding	131,677,459	131,677,459	131,677,459	131,677,459	131,677,459
Net income	$0.14	$—	$0.05	$—	$0.20
Diluted income per share:
Weighted average shares outstanding	137,898,253	137,898,253	137,898,253	137,898,253	137,898,253
Net income	$0.13	$—	$0.05	$—	$0.19

	Thirteen weeks ended June 27, 2009
	GAAP	Acquisition-related Transaction Expenses	Acquisition-related Transaction Expenses	Patent Litigation Settlement	Non-GAAP
		Timothy’s Coffees of the World Inc.	Diedrich Coffee, Inc.
Net Sales	$190,509	—	—	—	$190,509
Cost of Sales	126,428	—	—	—	126,428

Gross Profit	64,081	—	—	—	64,081
Selling and operating expenses	28,597	—	—	—	28,597
General and administrative expenses	12,708	—	—	—	12,708

Operating income	22,776	—	—	—	22,776
Other expense	(39)	—	—	—	(39)
Interest expense	(1,080)	—	—	—	(1,080)

Income before income taxes	21,657	—	—	—	21,657
Income tax expense	(7,517)	—	—	—	(7,517)

Net income	$14,140	$—	$—	$—	$14,140

Basic income per share:
Weighted average shares outstanding	112,775,280	112,775,280	112,775,280	112,775,280	112,775,280
Net income	$0.13	$—	$—	$—	$0.13
Diluted income per share:
Weighted average shares outstanding	119,010,138	119,010,138	119,010,138	119,010,138	119,010,138
Net income	$0.12	$—	$—	$—	$0.12

Thirty-nine weeks ended June 26, 2010 versus thirty-nine weeks ended June 27, 2009

Revenue

Company Summary

Net sales for the thirty-nine weeks ended June 26, 2010 (the “2010 YTD period”) increased 70%, to $985.8 million, up from $580.8 million reported for the thirty-nine weeks ended June 27, 2009 (the “prior YTD period”). The two primary drivers of the 70%, or $405.0 million, increase in the Company’s net sales were the 95%, or $279.2 million, increase in total K-Cup® net sales and the 73%, or $106.5 million, increase in Keurig® brewer and accessories sales. Approximately 87% of consolidated sales for the 2010 YTD period were from the Keurig brewing system and its recurring K-cup portion pack revenue with total K-Cup portion pack net sales of $572.3 million, total Keurig brewer and accessory net sales of $252.0 million and royalty income from K-Cups shipped by it’s licensed roasters of $30.7 million.

SCBU

SCBU segment net sales, after intercompany eliminations, increased to $439.5 million, or 55%, in the 2010 YTD period compared to $283.2 million reported in the prior YTD period. Over 85% of the increase in SCBU’s net sales was due to higher K-Cup sales.

Keurig

Keurig segment net sales, after intercompany eliminations, increased to $546.3 million, or 84%, in the 2010 YTD period as compared to $297.6 million reported in the prior YTD period. The increase in Keurig segment net sales was primarily due to higher K-Cup sales of approximately $145.2 million which increased 111% over the prior YTD period as well as an increase in brewer and accessories sales of approximately $103.1 million or 75% over the prior YTD period.

During the 2010 YTD period, K-Cup portion packs shipped system-wide totaled 2.1 billion, an increase of 73% over the prior YTD period. Additionally, there were 3,058,000 system-wide brewers with Keurig-branded brewing technology shipped during the 2010 YTD period as compared to 1,651,000 shipped during the prior YTD period.

Gross Profit

Company gross profit for the 2010 YTD period totaled $320.2 million, or 32.5% of net sales, as compared to $179.4 million, or 30.9% of net sales, in the prior YTD period. The improvement was a result of higher manufacturing gross margin derived from the increase in volume of the Company’s manufactured K-Cups as a percentage of total system volume. In addition, the Company experienced during its second and third quarters of fiscal 2010 continued higher levels of warranty expense and sales returns related to a quality issue associated with certain brewer models produced primarily in late calendar 2009. The quality issue did not represent a safety concern, and is believed to be tied to a component used in limited production primarily from late 2009. The Company is continuing to replace any brewers exhibiting the quality issue and has implemented hardware and software changes which it believes have corrected the issue, however, there can be no assurance that we will not experience some additional warranty expense related to this quality issue in future periods. The Company reached an agreement with its suppliers and has recovered approximately $6.0 million as reimbursement related to this issue. This recovery was reflected in the third quarter cost of sales as a reduction to warranty expense and substantially offsets the higher warranty expense and sales returns costs incurred in the third quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) as a percentage of net sales for the 2010 YTD period increased to 22.1% or $217.7 million as compared to 21.7% or $126.0 million in the prior YTD period.

For the 2010 YTD period, general and administrative expenses include $12.1 million of acquisition-related expenses related to the completed acquisition of Diedrich, $1.9 million of acquisition-related expenses related to the completed Timothy’s acquisition as well as the amortization of identifiable intangibles of $9.5 million due to the Company’s acquisitions as compared to $3.9 million in the prior YTD period.

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

Interest Expense

Company interest expense decreased to $3.4 million in the 2010 YTD period, down from $3.5 million in the prior YTD period. The net decrease is due to an increase of $800,000 of capitalized interest offset by an increase of approximately $700,000 due primarily to an increase in borrowings.

Income before taxes

Company income before taxes increased to $98.9 million in the 2010 YTD period, up from $66.6 million in the prior YTD period, and, as a percentage of net sales, 10.0% and 11.5%, respectively. The prior year period included the $17.0 million (pretax) patent litigation settlement as described above. Excluding the patent litigation income, income before taxes increased by 99.5%, or $49.3 million, in the 2010 YTD period, up from $49.6 million in the prior YTD period.

Excluding the impact of the acquisition-related expenses of $14.1 million in the 2010 YTD period as well as the patent litigation income of $17.0 million in the prior YTD period, non-GAAP income before taxes increased 128% to $112.9 million in the 2010 YTD period from $49.6 million in the prior YTD period.

The SCBU segment contributed $87.0 million in income before taxes in the 2010 YTD period, up from $38.4 million in the prior YTD period.

The Keurig segment contributed $50.8 million in income before taxes in the 2010 YTD period, up from $26.1 million in the prior YTD period.

The Corporate segment accounted for a reduction of $(32.3) million before taxes in the 2010 YTD period, as compared to income of $3.1 million in the prior YTD period due primarily to the combination of the settlement of the patent litigation in the first quarter of fiscal 2009 in the amount of $17.0 million and $14.1 million of acquisition-related expenses incurred in fiscal year 2010.

Taxes

The effective income tax rate for the Company was 43.6% in the 2010 YTD period, as compared to 37.6% in the prior YTD period. The increase was primarily due to the acquisition-related expenses not being deductible for tax purposes.

Net Income, Non-GAAP and Diluted EPS

Company net income in the 2010 YTD period was $55.8 million, up 34.3% from $41.5 million in the prior YTD period. Non-GAAP net income for 2010 YTD period was $69.8 million, an increase of $38.7 million or 124.1%, as compared to the prior YTD period. Non-GAAP net income for the 2010 YTD period excludes the $14.1 million in non-deductible acquisition-related expenses incurred during the thirty-nine weeks ended June 26, 2010.

Company diluted EPS increased $0.05 to $0.40 per share in the 2010 YTD period, as compared to $0.35 per share in the prior YTD period. Non-GAAP diluted EPS was $0.51 in the 2010 YTD period, as compared to $0.27 per share in the prior YTD period.

The following tables show a reconciliation of net income and EPS to non-GAAP net income and non-GAAP EPS (in thousands) for the thirty-nine weeks ended June 26, 2010 and June 27, 2009 (in thousands):

	Thirty-nine weeks ended June 26, 2010
	GAAP	Acquisition-related Transaction Expenses	Acquisition-related Transaction Expenses	Patent Litigation Settlement	Non-GAAP
		Timothy’s Coffees of the World Inc.	Diedrich Coffee, Inc.
Net Sales	$985,792	—	—	—	$985,792
Cost of Sales	665,584	—	—	—	665,584

Gross Profit	320,208	—	—	—	320,208
Selling and operating expenses	144,835	—	—	—	144,835
General and administrative expenses	72,903	(1,927)	(12,124)	—	58,852

Operating income	102,470	1,927	12,124	—	116,521
Other expense	(217)	—	—	—	(217)
Interest expense	(3,376)	—	—	—	(3,376)

Income before income taxes	98,877	1,927	12,124	—	112,928
Income tax expense	(43,127)	—	—	—	(43,127)

Net income	$55,750	$1,927	$12,124	$—	$69,801

Basic income per share:
Weighted average shares outstanding	131,303,879	131,303,879	131,303,879	131,303,879	131,303,879
Net income	$0.42	$0.01	$0.09	$—	$0.53
Diluted income per share:
Weighted average shares outstanding	137,681,766	137,681,766	137,681,766	137,681,766	137,681,766
Net income	$0.40	$0.01	$0.09	$—	$0.51

	Thirty-nine weeks ended June 27, 2009
	GAAP	Acquisition-related Transaction Expenses	Acquisition-related Transaction Expenses	Patent Litigation Settlement	Non-GAAP
		Timothy’s Coffees of the World Inc.	Diedrich Coffee, Inc.
Net Sales	$580,841	—	—	—	$580,841
Cost of Sales	401,428	—	—	—	401,428

Gross Profit	179,413	—	—	—	179,413
Selling and operating expenses	92,873	—	—	—	92,873
General and administrative expenses	33,165	—	—	—	33,165
Patent litigation settlement	(17,000)	—	—	17,000	—

Operating income	70,375	—	—	(17,000)	53,375
Other expense	(323)	—	—	—	(323)
Interest expense	(3,494)	—	—	—	(3,494)

Income before income taxes	66,558	—	—	(17,000)	49,558
Income tax expense	(25,051)	—	—	6,639	(18,412)

Net income	$41,507	$—	$—	$(10,361)	$31,146

Basic income per share:
Weighted average shares outstanding	111,397,302	111,397,302	111,397,302	111,397,302	111,397,302
Net income	$0.37	$—	$—	$(0.09)	$0.28
Diluted income per share:
Weighted average shares outstanding	117,318,258	117,318,258	117,318,258	117,318,258	117,318,258
Net income	$0.35	$—	$—	$(0.09)	$0.27

Liquidity and Capital Resources

Our working capital decreased to $164.2 million at June 26, 2010, from $413.7 million at September 26, 2009. The decrease is largely attributable to the acquisition of Timothy’s Coffees of the World Inc. (“Timothy’s”) which was completed on November 13, 2009 at a cash purchase price of approximately $154.2 million as well as the acquisition of Diedrich Coffee Inc. (“Diedrich”), completed on May 11, 2010.

Net cash provided by operating activities was $57.4 million in the 2010 YTD period as compared to $55.9 million in the prior YTD period.

Cash flows from investing activities included capital expenditures of $84.4 million in the 2010 YTD period, as compared to $29.0 million in the prior YTD period. Additionally, cash flows used in investing activities in the 2010 YTD period included $154.2 million for the acquisition of Timothy’s and $305.3 million for the acquisition of Diedrich. We financed the Diedrich acquisition using cash on hand, a new term loan of $140.0 million, and borrowings on our existing senior revolving credit facility.

In the 2010 YTD period, cash flows from financing activities included $4.1 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan, a decrease from $6.4 million in the prior YTD period. In addition, cash flows from operating and financing activities included a $5.6 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options, a decrease from $9.1 million in the prior year period. As stock options granted are exercised, we will continue to receive proceeds and a tax deduction where applicable; however, we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Our Company maintains a Credit Facility with Bank of America, N.A., and other lenders (“Credit Facility”). In connection with our acquisition of Diedrich, we entered into an Amendment to our Credit Facility (“Amendment”) that provides for a new Term Loan A1 of $140.0 million to be amortized at a rate of 10% annually. Borrowings under the Term Loan A1 bear interest either at LIBOR plus 250 basis points annually or at Base plus 150 basis points annually, at our option. All borrowings under the Credit Facility, including the Term Loan A1, are due in December 2012. At June 26, 2010, $271.4 million was outstanding under the Credit Facility as compared to $78.0 million at September 26, 2009, and $140.0 million was available for borrowing at June 26, 2010. The Amendment also provides for a new increase option for an aggregate amount of up to $100.0 million.

We are party to interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. The total notional amount of the swap agreements at June 26, 2010 and September 26, 2009 was $79.8 million and $75.7 million respectively. The swap agreements terminate between June 2011 and December 2013. At June 26, 2010 and September 26, 2009, we estimate that we would have paid $2.5 million and $3.3 million (gross of tax), respectively, had we terminated our swap agreements. We designate the swap agreements as a cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income.

The credit facility is subject to the following financial covenants: a funded debt to adjusted EBITDA ratio and a fixed charge coverage ratio. We were in compliance with these covenants at June 26, 2010.

We expect to spend between $120.0 million and $140.0 million in capital expenditures in fiscal 2010. Capital expenditures are anticipated to be funded from operating cash flows and availability under our credit facility.

We may increase our borrowings or seek to amend our credit facility to finance our growth, including growth by acquisitions. The availability and terms of any such financing would be subject to prevailing market conditions and other factors at that time and there can be no assurance that we will be able to secure financing on terms as favorable as our existing facility.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and inventory purchase commitments is as follows:

Fiscal Year	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
2010	$4,767,000	$2,262,000	$207,582,000	$214,611,000
2011	19,052,000	8,893,000	276,193,000	$304,138,000
2012	19,052,000	7,728,000	74,505,000	$101,285,000
2013	228,553,000	5,785,000	3,905,000	$238,243,000
2014	14,000	5,578,000	—	$5,592,000
Thereafter	—	8,960,000	—	$8,960,000

Total	$271,438,000	$39,206,000	$562,185,000	$872,829,000

(1)	Fiscal 2010 through fiscal 2012 long-term debt obligations are comprised of capital lease obligations and amortizing loan payments for the term loan.

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

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating Timothy’s and Diedrich’s wholesale operations and capacity into its Specialty Coffee business unit, the Company’s success in introducing and producing new product offerings, the ability of lenders to honor their commitments under the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, Keurig’s ability to continue to grow and build profits with its roaster partners in the At Home and Away from Home businesses, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this filing. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly earnings releases.

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

	Expected maturity date
	2010	2011	2012	2013	2014	Total
Long-term debt:
Variable rate (in thousands)	$4,750	$19,000	$19,000	$188,700	$—	$231,450
Average interest rate	5.0%	3.1%	3.1%	2.8%	0.0%	2.9%
Fixed rate (in thousands)	$17	$52	$52	$39,853	$14	$39,988
Average interest rate	19.6%	24.5%	25.9%	5.4%	27.5%	5.5%

At June 26, 2010 we had $231.5 million outstanding under our Credit Facility subject to variable interest rates. Should interest rates (LIBOR and Prime rates) increase by 100 basis points, we would incur additional interest expense of $2,315,000 annually. At September 26, 2009 we had $2.3 million subject to variable interest rates. As discussed further under the heading “Liquidity and Capital Resources” the Company is party to interest rate swap agreements.

On June 26, 2010, the effect of our interest rate swap agreements was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $19.8 million and 3.9% on $20 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2011 through December 2012.

Commodity price risks

The “c” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “c” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the market. At June 26, 2010, the Company had approximately $148.2 million in green coffee purchase commitments, of which approximately 58% had a fixed price. At September 26, 2009, the Company had approximately $90.8 million in green coffee purchase commitments, of which approximately 46% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point they are added to cost of sales. At June 26, 2010, we did not have any outstanding futures contracts. At September 26, 2009, we held outstanding futures contracts covering 1,125,000 pounds of coffee with a fair market value of $90,000, gross of tax.

Item 4.	Controls and Procedures

As of June 26, 2010, the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2009 Form 10-K.

Item 6.	Exhibits

(a) Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 08/05/2010	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 08/05/2010	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer