Form 10-K
period 2010-09-25
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2010-12-09
CIK 909954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 25, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 27, 2010 was approximately $3,512,000,000 based upon the closing price of such stock on March 26, 2010.

As of November 26, 2010, 132,911,701 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

GREEN MOUNTAIN COFFEE ROASTERS, INC,

Annual Report on Form 10-K

For

Fiscal Year Ended September 25, 2010

Explanatory Note

Overview of Restatement

In this Annual Report on Form 10-K, Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the “Company” or “GMCR”):

(a) restates its Consolidated Balance Sheets as of September 26, 2009 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2008 and September 26, 2009;

(b) amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the fiscal years ended September 27, 2008 and September 26, 2009;

(c) restates its “Selected Financial Data” in Item 6 for fiscal years 2006, 2007, 2008 and 2009; and

(d) restates its Unaudited Quarterly Financial Data for each fiscal quarter in the fiscal year ended September 26, 2009 and the first three fiscal quarters in the fiscal year ended September 25, 2010.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 19, 2010, the board of directors of the Company, based on the recommendation of the audit committee and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal years ended September 30, 2006, September 29, 2007, September 27, 2008 and September 26, 2009 and the first three quarters of fiscal 2010, the Company would restate its previously issued financial statements, including the quarterly data for fiscal years 2009 and 2010 and its selected financial data for the relevant periods.

These errors were discovered by management during the course of its preparation of this Annual Report and the audit of the financial results for fiscal 2010, as well as during the course of an internal investigation initiated by the audit committee of the Company’s board of directors in light of the previously disclosed inquiry by the staff of the SEC Division of Enforcement. The audit committee of the Company’s board of directors has completed its investigation, and the Company, at the discretion of the audit committee of the Company’s board of directors, continues to cooperate fully with the SEC. None of the financial statement errors implicate misconduct with respect to the Company or its management or employees. In addition, none of the financial statement errors are related to the Company’s relationship with M.Block & Sons, Inc., the fulfillment entity through which the Company makes a majority of the at-home orders for the Keurig business unit’s single-cup business sold to retailers.

The restated financial statements correct the following errors:

Intercompany Elimination Adjustments:

•

A $7.4 million overstatement of pre-tax income ($4.5 million after tax), cumulative over the restated periods, due to the K-Cup® portion pack inventory adjustment error previously reported in the Company’s Form 8-K filed on September 28, 2010. This error is the result of applying an incorrect standard cost to intercompany K-Cup portion pack inventory balances in consolidation. This error resulted in an overstatement of the consolidated inventory and an understatement of the cost of sales. Rather than correcting the cumulative amount of the error in the quarter ended September 25, 2010, as disclosed in the September 28, 2010 Form 8-K, the effect of this error has been recorded in the applicable restated periods.

•	A $0.7 million overstatement of pre-tax income ($0.4 million after tax), cumulative over the restated periods, due to applying an incorrect standard cost to intercompany brewer inventory balances in

i

consolidation. This error was identified during the preparation of the fiscal year 2010 financial statements and resulted in an overstatement of the consolidated inventory and an understatement of the cost of sales.

•

Certain intercompany sales transactions were not properly eliminated, primarily in the first three quarters of fiscal 2010, which resulted in understatements of both sales and cost of sales of an equal amount and did not affect net income.

Third Party Royalty Adjustments:

•

A $1.0 million overstatement of pre-tax income ($0.7 million after tax), cumulative over the restated periods, due to changes in the timing and classification of the Company’s historical recognition of royalties from third party licensed roasters. Because royalties were earned upon shipment of K-Cup® portion packs by roasters pursuant to the terms and conditions of the licensing agreements with these roasters, Keurig historically recognized these royalties at the time Keurig purchased the K-Cup portion packs from the licensed roasters and classified them in net sales. Management has determined that the royalty should be recognized as a reduction to the carrying value of the related inventory which will reduce cost of sales when the K-Cup portion packs are sold to a third-party customer. Due to the Company’s completed and pending acquisitions of third party licensed roasters, these purchases and the associated royalties had less impact, since the post-acquisition royalties from these wholly-owned roasters are eliminated in the Company’s consolidated financial statements.

Marketing and Customer Incentive Expense Adjustments:

•

A $1.4 million overstatement of pre-tax income ($0.9 million after tax), cumulative over the restated periods, due to the under-accrual of certain marketing and customer incentive program expenses. The Company also has corrected the classification of certain of these amounts as reductions to net sales instead of selling and operating expenses. These programs include, but are not limited to, brewer mark-down support and funds for promotional and marketing activities. Management has determined that a lack of adequate communication between the accounting function to gather the appropriate information from the sales and marketing functions resulted in expenses for certain of these programs being recorded in the wrong fiscal periods.

•

A $0.7 million understatement of pre-tax income ($0.4 million after tax) for the Specialty Coffee business unit (“SCBU”), due primarily to a failure to reverse an accrual related to certain customer incentive programs in the second fiscal quarter of 2010. The over-accrual was not identified and corrected until the fourth fiscal quarter of 2010.

Other Adjustments:

•

In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

Cumulatively through June 26, 2010, the restatement had the following effects on net income (in thousands):

	Inter- Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	Total Decrease to Net Income
2006	$278	$187	$—	$—	$465
2007	174	112	—	—	286
2008	779	304	(112)	(341)	630
2009	584	743	(385)	501	1,443
2010	3,072	(682)	925	(80)	3,235

	$4,887	$664	$428	$80	$6,059

ii

Effects of Restatement

The following table sets forth the effects of the restatement on affected items within our previously reported Consolidated Statements of Operations. The adjustments necessary to correct the errors have no effect on reported cash flow from operations and do not have a material impact on the balance sheet.

(in thousands, except per share data)		39-weeks ended June 26, 2010	52-weeks ended September 26, 2009	52-weeks ended September 27, 2008	52-weeks ended September 29, 2007	53-weeks ended September 30, 2006
Net Sales	As Originally Reported	$985,792	$803,045	$500,277	$341,651	$225,323
	Adjustments	(2,104)	(16,910)	(7,760)	(5,539)	(1,018)

	As Restated	$983,688	$786,135	$492,517	$336,112	$224,305

Gross Profit	As Originally Reported	$320,208	$249,764	$176,905	$131,121	$82,034
	Adjustments	(7,896)	(4,373)	(2,865)	(965)	(763)

	As Restated	$312,312	$245,391	$174,040	$130,156	$81,271

Operating Income	As Originally Reported	$102,470	$95,713	$42,412	$27,699	$18,114
	Adjustments	(5,374)	(2,327)	(1,013)	(468)	(763)

	As Restated	$97,096	$93,386	$41,399	$27,231	$17,351

Net Income	As Originally Reported	$55,750	$55,882	$22,299	$12,843	$8,443
	Adjustments	(3,235)	(1,443)	(630)	(286)	(465)

	As Restated	$52,515	$54,439	$21,669	$12,557	$7,978

Basic Income Per Share	As Originally Reported	$0.42	$0.49	$0.21	$0.12	$0.08
	Adjustments	(0.02)	(0.01)	(0.01)	—	—

	As Restated	$0.40	$0.48	$0.20	$0.12	$0.08

Diluted Income Per Share	As Originally Reported	$0.40	$0.46	$0.19	$0.12	$0.08
	Adjustments	(0.02)	(0.01)	—	(0.01)	(0.01)

	As Restated	$0.38	$0.45	$0.19	$0.11	$0.07

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II—Item 6—Selected Financial Data and Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. See Note 24, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2009 and for the first three quarters of fiscal 2010. Quarterly reports for fiscal 2011 will include restated results for the corresponding interim periods of fiscal 2010. All amounts in this Annual Report on Form10-K affected by the restatement adjustments reflect such amounts as restated.

iii

PART I

Item 1.	Business

Overview

Green Mountain Coffee Roasters, Inc. is a leader in the specialty coffee and coffee maker businesses. A significant driver of our growth continues to be sales from our Keurig single-cup brewing system which includes our Keurig® single-cup brewer, K-Cup® portion packs used by the system, as well as related accessories. We manage our operations through two business segments, the Specialty Coffee business unit (“SCBU”) and the Keurig business unit (“Keurig”). See Note 10, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Annual Report.

SCBU sources, produces and sells more than 200 varieties of coffee, cocoa, teas and other beverages in K-Cup portion packs and coffee in more traditional packaging, including whole bean and ground coffee selections in bags and ground coffee in fractional packs, for use both at-home (“AH”) and away-from-home (“AFH”). These varieties are sold primarily in North American wholesale channels, including supermarkets and convenience stores, in restaurants and hospitality, to office coffee distributor and directly to consumers via its website www.greenmountaincoffee.com. In addition, SCBU sells Keurig single-cup brewers and other accessories directly to consumers and to supermarkets.

Keurig, a pioneer and leading manufacturer of gourmet single-cup brewing systems, targets its premium patented single-cup brewing systems for use both AH and AFH, mainly in North America. Keurig sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup portion packs produced by SCBU and other licensed roasters to retailers by principally processing its sales orders through fulfillment entities for the AH channels. Keurig sells AFH single-cup brewers to distributors for use in offices. Keurig also sells AH brewers, a limited number of AFH brewers and K-Cup portion packs directly to consumers via its website, www.keurig.com.

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

Our purpose statement: “We create the ultimate coffee experience in every life we touch from tree to cup—transforming the way the world views business” guides our strategy and execution.

Essential elements of our philosophy and approach include:

High-Quality Coffee. We are passionate about roasting great coffees and are committed to ensuring that our customers have an outstanding coffee experience. We buy some of the highest-quality Arabica beans available from the world’s coffee-producing regions and use a roasting process designed to optimize each coffee’s individual taste and aroma.

Single-Cup Brewing Patented Technology. The Company holds U.S. and international patents covering a range of its portion pack, packaging line and brewing technology innovations, with additional patent applications in process. Our patented single-cup brewing technology, embodied in our portfolio of premium quality machines, provides the benefits of convenience, variety and great taste with no mess or coffee or other beverage waste. The Keurig gourmet single-cup system is based on three fundamental elements:

•	Patented and proprietary K-Cup® portion packs, which contain precisely portioned amounts of gourmet coffees, cocoa, teas and other beverages in a sealed, low oxygen environment to ensure freshness.

•

Specially designed proprietary high-speed packaging lines that manufacture K-Cup portion packs at the coffee roasters’ facilities using freshly-roasted and ground coffee as well as tea, cocoa and other beverages.

•

Premium quality brewers that precisely control the amount, temperature and pressure of water to provide a cup of coffee, tea, cocoa or other beverage of a consistent high quality in less than a minute when used with K-Cup portion packs.

While the brewing system has been designed and optimized for producing consistent, high-quality coffee, we have expanded our beverage selection to include other beverages such as brew-over-ice teas. We believe these new beverages may help to increase brewer usage occasions within a Keurig household or office.

Through K-Cup portion packs, we offer the industry’s widest selection of gourmet branded coffees, teas, cocoas and other beverages in a proprietary single-cup format. Consumers can choose from over a dozen gourmet brands and over 200 varieties of K-Cup portion packs. Brands that are packaged and sold by SCBU include:

•	Barista Prima®

•	Café Escapes®

•	Caribou Coffee®

•	Celestial Seasonings®

•	Coffee People®

•	Diedrich®

•	Donut House®

•	Emeril’s®

•	Gloria Jean’s®

•	Green Mountain Coffee®

•	Green Mountain NaturalsTM

•	Kahlua®

•	Newman’s Own® Organics

•	Timothy’s®

•	Tully’s®

•	revvTM

The Newman’s Own® Organics, Caribou Coffee®, Celestial Seasonings®, Kahlua®, Emeril’s® and Gloria Jean’s® brands are licensed to us for our exclusive use in the Keurig single-cup brewing system.

On September 14, 2010, we announced a share purchase agreement pursuant to which we agreed to acquire all of the outstanding shares of LJVH Holdings, Inc. (“Van Houtte”), from Littlejohn & Co., LLC, a private equity firm headquartered in Greenwich, CT, for a cash purchase price of $915.0 million Canadian dollars or $890.0 million U.S. dollars, based upon an exchange rate as of September 13, 2010, subject to adjustment. The transaction will include the Van Houtte® brand and its licensed Bigelow® and Wolfgang Puck® brands. We have received two of the three required regulatory approvals necessary to complete this transaction. We remain confident that we will receive the final regulatory approval so that we can close the transaction by December 31, 2010.

In addition to the brands that are packaged and sold by SCBU in K-Cup® portion packs, Keurig has partnered with Twinings® (for tea) and most recently in fiscal 2010, The J.M. Smucker Company (for coffee) to offer their respective brands of tea or coffee in K-Cup portion packs under the Twinings®, Folgers® Gourmet SelectionsTM and Millstone® brands.

Production and Distribution. The Company seeks to create customers for life. We believe that coffee and other beverages are convenience purchases, and we utilize our multi-channel distribution network of wholesale, retail and consumer direct options to make our products widely and easily available to consumers.

We operate production and distribution facilities in the United States and Canada; particularly in Castroville, California; Essex, Waterbury and Williston, Vermont; Knoxville, Tennessee; Sumner, Washington; and Toronto, Canada.

Socially Responsible Business Practices. We view corporate social responsibility as fundamental to our business model and integral to our success. We have a long history of supporting social and environmental initiatives, particularly where we have business interest or expertise, allocating at least 5% of our pretax income towards philanthropic efforts. These projects typically involve direct or indirect financial support, donations of products or equipment, and employee volunteer efforts.

Corporate Culture. Our Code of Ethics is an important part of our culture and is applicable to all of our employees and our Board of Directors. The Code of Ethics is posted on our website. In addition, we believe the Company has a highly inclusive and collaborative work environment that encourages employees’ individual growth and personal awareness through a culture of personal accountability and continuous learning.

The Products

Coffee

The Company offers high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. Our coffee comes in a variety of package types including bagged (whole bean and ground), fractional packages (for food service and office environments), and single-cup Keurig K-Cup® portion packs.

In 2010, the Company introduced revv and revv Pulse, two new K-Cup portion packs targeting consumers of energy drinks. Using 100% Arabica coffee to create a stimulating cup of rich body, smooth balance and high-octane energy, revv and revv Pulse, with ginseng and guarana, were designed to appeal to the same active consumers that made energy drinks the fastest growing beverage category in the U.S. Also in 2010, we introduced our first varieties of brew-over-ice Iced Coffee K-Cup portion packs, specially formulated and portioned to provide a quality iced-coffee beverage when brewed over ice using a Keurig brewer.

In fiscal 2010, approximately 27% of our coffee purchases were from Fair Trade certified sources.

Tea

The Company has an exclusive licensing agreement with Celestial Seasonings to produce Celestial Seasonings ® branded teas and Perfect Iced Tea® in K-Cup® portion packs.

In September 2010, the Company introduced its first tea offering in a K-Cup portion pack made with paper.

We believe K-Cup portion packs made with renewable resources like paper represent a positive step toward more sustainable alternatives to our portion pack technology and our overall commitment to corporate social responsibility.

Other Beverages

In addition to coffee and tea, we also produce and sell apple cider, cocoa and other dairy-based beverages in K-Cup portion packs including chai latte and mocha varieties.

Brewers

We are an emerging leader in sales of coffee makers and single-cup brewing systems. As of the end of our 2010 fiscal year, we had the top 4 best selling coffee makers according to NPD consumer market research data. Under the Keurig® brand name, we offer a variety of brewers that are differentiated by channel and size for the AFH channel, and by features of the brewer for the AH channel. Keurig also offers a selection of brewers for the hospitality, wholesale club and consumer direct channels.

In addition, Keurig maintains license agreements under which licensees (Breville Group Limited selling a “Breville®” branded brewer; Jarden, Inc. selling a “Mr. Coffee®” branded brewer, and Conair, Inc. selling a “Cuisinart®” branded brewer) manufacture, market and sell coffee makers co-branded with Keurig-brewing technology.

Accessories

We offer a variety of accessories for the Keurig single-cup brewing system including K-Cup portion pack storage racks and baskets, a My K-Cup reusable cartridge, and brewer carrying cases. We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and Vermont, and gourmet food items covering a wide range of price points. These products are sold to consumers directly and through retail channels.

Marketing and Distribution

To better support customer acquisition and existing customer growth in our primary geographic region of North America, the Company currently utilizes separate selling organizations and different selling strategies for each of our multiple channels of distribution. Both Keurig and SCBU operate in the AH, AFH and consumer direct channels within the Company’s primary geographic region of North America.

In the AH channel, Keurig targets gourmet coffee drinkers who wish to enjoy the speed and convenience of single-cup brewing but who do not want to compromise on taste. Keurig promotes its AH brewing system through primarily upscale specialty and department store retailers, but also through select wholesale clubs and mass merchants, and on its website. Recently, Keurig has been using national television advertising to promote its AH brewing system as well. Keurig relies on a single order fulfillment entity, M.Block & Sons (“MBlock”), to process the majority of sales orders for its AH single-cup business with retailers in the United States. In addition, Keurig relies on a single order fulfillment entity to process the majority of sales orders for its AH single-cup business with retailers in Canada. In both the U.S. and Canada, Company personnel work closely with their key retail channel entities on product plans, placement and initiatives, marketing programs and other product sales support. SCBU markets and sells K-Cup® portion packs for use in the Keurig system, as well as other package formats, such as bagged coffee, for use in AH applications. SCBU sells some products to Keurig for resale to retailers, and also sells its products directly to other channels such as supermarkets and grocery stores. For a more comprehensive description of Keurig’s distribution in the AH channel, see the Company’s revenue recognition policy in Note 2, Significant Accounting Policies—Revenue Recognition of the Notes to Consolidated Financial Statements included in this Annual Report.

Our sales processed by MBlock to Bed Bath & Beyond of our AH brewers, accessories and K-Cup portion packs represented approximately 14% of the Company’s consolidated net sales for fiscal 2010 and fiscal 2009. If Bed Bath & Beyond reduces its demand for our products or it is unable to perform its financial obligations to MBlock, whether due to a deterioration in its financial condition, integrity or failure of its business systems or otherwise, it could result in significant losses to MBlock that, in turn, could materially adversely affect us.

In the AFH channel, Keurig primarily targets the office coffee channel with a broad offering of single-cup brewing systems that significantly upgrade the quality of the coffee served in the workplace. Keurig promotes its AFH brewing system through a broad, selective, but non-exclusive, network of AFH distributors in the U.S. and Canada ranging in size from local to national. The Company also sells direct to small offices through its e-commerce platform. SCBU works within the AFH channel to market and sell its coffee and beverage products to the office coffee channel through those AFH distributors, as well as through its own e-commerce solutions. Beyond the office coffee channel, the Company is active in marketing and selling its products to other AFH channels such as foodservice, convenience and hospitality.

Both Keurig and SCBU operate websites for consumer direct business. This channel provides the opportunity to effectively position the Company’s brands by test-marketing new products, building one-on-one relationships, and having direct correspondence with consumers, all of which gives the ability to illuminate the Company’s points of difference.

Growth Strategy

Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single-cup specialty coffee. This growth has been driven by the wider availability of high-quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge of, and appreciation for, coffee quality and variety. The Company has been benefiting from the overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

Our growth strategy involves developing and managing marketing programs to drive brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup portion packs. As part of this strategy, we work to sell our AH brewers approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, including fulfillment charges, returns and warranty expense. In addition, we have license agreements with Breville Group Limited, Jarden Inc., producer of Mr. Coffee® brand coffee makers, and Conair, Inc., producer of Cuisinart® brand coffee makers, under which each produce, market and sell coffee makers co-branded with Keurig-brewing technology.

Accordingly, our growth has been driven predominantly by the growth and adoption of the Keurig single-cup brewing system. In fiscal 2010, 88% of our consolidated net sales could be attributed to the combination of K-Cup portion pack, brewer, related accessory and third party licensed royalty sales.

We are focused on building our brands and profitably growing our business. We believe we can continue to grow sales by increasing customer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other opportunities, including strategic acquisitions. Over the past two years, we have completed acquisitions of our historic licensed roasters to ensure adequate capital investment in the growth and expansion of K-Cup® portion packs and to better serve our consumers by further strengthening our diverse distribution channels. These acquisitions include:

•

In September 2010, we announced our intent to acquire LJVH Holdings, Inc. owner of Van Houtte® and other brands, based in Montreal, Canada. We believe this acquisition provides significant growth opportunities, particularly in Canada, and further advances our objective of becoming a leader in the competitive coffee and coffee maker business in North America. We have received two of the three required regulatory approvals necessary to complete this transaction. We remain confident that we will receive the final regulatory approval so that we can close the transaction by December 31, 2010.

•

In May 2010, we acquired Diedrich Coffee, Inc. (“Diedrich”) which enables us to more effectively reach consumers in the southern California region and to take advantage of manufacturing and distribution synergies in that region. The acquisition included Diedrich Coffee® and Coffee People® brands and a perpetual royalty-free license for the Gloria Jean’s® coffee brand in K-Cup portion packs.

•

In November 2009, we acquired Timothy’s Coffees of the World Inc. (“Timothy’s”), through which we acquired the rights to the Timothy’s® World Coffee brand and wholesale business as well as licensed brands Kahlua® and Emeril’s®. Located in Toronto, Canada, the acquisition of Timothy’s enabled geographic expansion with a Canadian brand platform that includes manufacturing and distribution synergies in that region.

•

In March 2009, we acquired certain assets of the Tully’s Coffee Corporation (“Tully’s”) including the Tully’s coffee brand and certain assets of its wholesale business. The acquisition enabled geographic expansion in the western states.

On September 28, 2010, we issued 8.6 million shares for $250.0 million pursuant to a common stock purchase agreement with Luigi Lavazza S.p.A (“Lavazza”). In addition, we announced our intent to reach a further agreement with Lavazza to co-develop new single-serve espresso machine that would complement our Keurig single-cup brewers.

In addition, we continue to examine opportunities for partnerships with other strong national/regional brands to create additional K-Cup products that will help augment consumer demand for the Keurig single-cup brewing system. In February 2010 we announced a multi-year manufacturing and distribution agreement under which GMCR will manufacture K-Cup portion packs for certain coffee brands owned by The J.M. Smucker Company (“Smucker”), including Folgers®, Gourmet Selections® and Millstone®. Smucker is a leader in the U.S. retail coffee business with its brands Folgers, Folgers Gourmet Selections, and Millstone, selling a variety of Folgers Gourmet Selections and Millstone K-Cup portion packs to consumers in the U.S. and Canada since September 2010 through grocery stores, mass merchandisers, drugstores, and wholesale clubs, as well as through Smucker retail websites. Our Keurig business unit also has the ability to market and sell Smucker coffee brands of K-Cup portion packs direct to consumers via its website. While to some extent these brands compete against GMCR-owned K-Cup portion packs, we believe they have the potential to aid brewer and system adoption.

Competition

We compete in the coffee and coffeemaker markets.

The specialty coffee segment of the coffee industry is highly competitive and fragmented. Within it we compete against larger companies that possess greater marketing and operating resources than our Company. The primary methods of competition in specialty coffee include price, service, product performance and brand differentiation. Our Company competes against all sellers of specialty coffee, including Dunkin’ Brands, Inc., Peet’s Coffee & Tea, Inc. and Starbucks Corporation. When selling to supermarkets, we also compete with “commercial” coffee roasters, to the extent that we are also trying to “upsell” consumers into the specialty coffee segment. Some multi-national consumer goods companies have divisions or subsidiaries selling specialty coffees. For example, The J.M. Smucker Company distributes both Folgers® and premium Millstone® and Brothers™ brands, as well as Dunkin’ Donuts packaged coffees by license. Nestle S.A. markets the premium Nespresso® single-cup espresso system as well as other less premium coffee brands. When selling direct to consumers, we compete with established roasters such as Gevalia®, a division of Kraft Foods, Inc., as well as with other direct mail companies. In foodservice, we compete against private label roasters, as well as brands such as Seattle’s Best Coffee® and Starbucks®.

Similar to specialty coffee, the coffeemaker industry is also highly competitive, and we compete against larger companies that possess greater marketing and operating resources than the Company. The primary methods of competition are essentially the same as in specialty coffee; price, product performance and brand differentiation. Through Keurig, our Company also competes against all sellers of coffeemakers, including companies that produce traditional pot-brewed coffeemakers such as:

•	Bunn-O-Matic Corporation

•	Mars, Inc. (through its FLAVIA® unit)

•	Conair, Inc.

•	Jarden Corporation

•	Phillips Electronics NV

•	Robert Bosch GmbH

The Company also competes within the small but growing single-cup segment of the coffeemaker industry with other single-cup coffee and tea delivery systems, including:

•	FLAVIA® Beverage Systems (manufactured and marketed by Mars, Inc.)

•	Nescafe Dolce-Gusto brewing system (manufactured and marketed by Nestle S.A.)

•	SENSEO® brewing system (manufactured and marketed by Philips Electronics NV and Sara Lee Corporation)

•	TASSIMO beverage system (manufactured and marketed by Robert Bosch GmbH and Kraft Foods, Inc.)

We expect competition in specialty coffee and coffeemakers to remain intense, both within our existing customer base and as we expand into new regions. In both specialty coffee and coffeemakers, we compete primarily by providing high-quality coffee and single-cup coffeemakers, easy access to our products, superior customer service and a comprehensive approach to customer relationship management. We believe that our ability to provide a convenient and broad network of outlets from which to purchase our products is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale, retail and consumer direct operations, with particular emphasis for SCBU on brand trial through K-Cup® portion packs, we believe we differentiate ourselves from many of our larger competitors, who specialize in only one primary channel of distribution. We also believe that SCBU’s product offering is distinctive because we offer a wide array of coffees, including flavored, Fair Trade CertifiedTM, and organic coffees. We also offer products that feature licensed brands, including Newman’s Own® Organics, Celestial Seasonings®, Caribou Coffee®, Kahlua®, Emeril’s® and Gloria Jean’s®. Through Keurig, we believe our constant innovation and focus on quality, all directed to delivering a consistently superior cup of coffee, differentiates us among competitors in the single-cup coffeemaker industry. We also seek to differentiate ourselves through our socially- and environmentally-responsible business practices. While we believe we currently compete favorably with respect to all of these factors, there can be no assurance that we will be able to compete successfully in the future.

Green Coffee Cost and Supply

SCBU roasted and sold approximately 70 million pounds of coffee in fiscal 2010. We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. The supply and price of coffee are subject to high volatility. Supply and price of all coffee grades are affected by multiple factors, such as weather, pest damage, politics, competitive pressures, the relative value of the United States currency and economics in the producing countries.

Cyclical swings in commodity markets are common and the most recent years have been especially volatile for the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange). The “C” price of coffee reached a multi-year high during fiscal 2010 and it is expected that coffee prices will remain volatile in the coming years. In addition to the “C” price, coffee of the quality sought by us tends to trade on a negotiated basis at a substantial premium or “differential” in addition to the “C” price, depending on the supply and demand at the time of purchase. These differentials also are subject to significant variations, due to many of the same factors as for other high quality Arabica coffee beans, and have generally been on the rise in recent years.

We generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required. SCBU believes this approach is the best way to provide our customers with a fair price for our coffee and mitigate volatility risk. On September 25, 2010, we had approximately $204.0 million in green coffee purchase commitments, of which approximately 54% had a fixed price. In addition, from time to time we purchase coffee futures contracts and coffee options when we are not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed. On September 25, 2010, we did not have any outstanding futures contracts.

In fiscal 2010, approximately 27% of our purchases were from Fair Trade certified sources. This provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products. In fiscal 2010, 38% of our purchases were from farm-identified sources, which means that we know the farms, estates or coops, and can develop a relationship directly with the farmers. We believe that our “farm-identified” strategy helps us secure long-term supplies of high-quality coffee.

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

The Company holds U.S. patents and international patents related to our Keurig® brewing and portion pack technology. Of these, a majority are utility patents and the remainder are design patents. We view these patents as very valuable but do not view any single patent as critical to the Company’s success. We own patents that cover significant aspects of our products and certain patents of ours will expire in the near future. In the United States, patents associated with our current generation K-Cup® portion packs presently used in Keurig brewers will expire in 2012 and 2017. We also have pending patent applications associated with current K-Cup portion pack technology which, if ultimately issued as patents, would extend coverage over all or some portion of K-Cup portion packs, and have expiration dates extending to 2023. These applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others. Additionally, we have a number of portion pack patents that extend to 2021 but which we have elected not to commercialize yet and may never commercialize. In addition, Keurig continues to invest in further innovation in portion packs and brewing technology that will enhance our current patents or that may lead to new patents and takes steps it believes are appropriate to protect all such innovation.

We have diligently protected intellectual property through the use of domestic and international patents and trademark registrations and through enforcing our rights in litigation. We regularly monitor commercial activity in the countries in which we operate to guard against potential infringement.

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

Employees

As of September 25, 2010, the Company had 2,380 full-time employees. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season and January-March post-holiday season.

Available information

Our Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including GMCR, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our Company maintains a website at www.GMCR.com. Our filings with the SEC, including without limitation, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available through a link maintained on our website under the heading “Investor Relations—Financial Information.” Information contained on our website is not incorporated by reference into this report. Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

Item 1A.	Risk Factors

Risks Related to the Company’s Business

The Company’s business, its future performance and forward-looking statements are affected by general industry and marketplace conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations and other events. The following items are representative, but not all inclusive, of the risks, uncertainties and other conditions that may impact our business, future performance and the forward-looking statements that we make in this report or that we may make in the future.

Risks Related to Our Operations

Our financial performance is highly dependent upon the sales of K-Cup® portion packs.

A significant and increasing percentage of our total revenue has been attributable to sales of K-Cup portion packs for use with our Keurig® single-cup brewing systems. In fiscal 2010, total consolidated net sales of K-Cup portion packs and related accessories, Keurig brewers and royalties earned upon shipment of K-Cup portion packs by third party licensed roasters represented approximately 88% of consolidated net sales. Continued acceptance of Keurig Single-Cup brewing systems and sales of K-Cup portion packs to our installed base of brewers are significant factors in our growth plans. Any substantial or sustained decline in the acceptance of Keurig Single-Cup brewing systems or sales of our K-Cup portion packs would materially adversely affect us. Keurig’s single cup brewing system competes against all sellers of coffeemakers, including companies such as Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Jarden Corporation, Phillips Electronics NV and Robert Bosch GmbH. The Company also competes within the small but growing single-cup segment of the coffeemaker industry with other single-cup coffee and tea delivery systems, including: FLAVIA®

Beverage Systems (manufactured and marketed by Mars, Inc.), the Nescafe Dolce-Gusto beverage system (manufactured and marketed by Nestle S.A.), the SENSEO® brewing system (manufactured and marketed by Philips Electronics NV and Sara Lee Corporation), the TASSIMO beverage system (manufactured and marketed by Robert Bosch GmbH and Kraft Foods, Inc.), and a number of additional single-cup pod brewing systems and brands. If we do not succeed in effectively differentiating ourselves from our competitors, based on technology or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig Single-Cup brewing systems and K-Cup portion packs, and accordingly our profitability, may be materially adversely affected.

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

Many factors bear upon the exclusive ownership and exploitation right to intellectual properties, including, without limitation, prior rights of third parties, nonuse and/or nonenforcement by us, and/or related entities. Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies, which include the ability to obtain, protect and enforce patents and other trade secrets and know how relating to our technology. We own patents that cover significant aspects of our products and certain patents of ours will expire in the near future. In the United States, patents associated with our current generation K-Cup® portion packs presently used in Keurig brewers will expire in 2012 and 2017. We also have pending patent applications associated with current K-Cup portion pack technology which, if ultimately issued as patents, would extend coverage over all or some portion of K-Cup portion packs, and have expiration dates extending to 2023. These applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others. Additionally, we have a number of portion pack patents that extend to 2021 but which we have elected not to commercialize yet and may never commercialize. In addition, Keurig continues to invest in further innovation in portion packs and brewing technology that will enhance our current patents or that may lead to new patents and takes steps it believes are appropriate to protect all such innovation. We are prepared to protect our patents vigorously; however, there can be no assurance that we will prevail in any intellectual property infringement litigation we institute to protect our intellectual property rights given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could materially adversely affect us. In addition, the validity, enforceability and value of our intellectual property depends in part on the continued maintenance and prosecution of such rights through applications, maintenance documents, and other filings, and rights may be lost through the intentional or inadvertent failure to make such necessary filings. Similarly, third parties may allege that our activities violate their intellectual properties. To the extent we are required to defend our self against such a claim, no assurance can be given that we will prevail. Such defense could be costly and materially adversely affect our business and prospects.

Competition in specialty coffee is intense and could affect our sales and profitability.

The specialty coffee business is highly fragmented. Competition in specialty coffee is increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace. In addition, we believe that maintaining and developing our brands is important to our success and the importance of brand recognition may increase to the extent that competitors offer products similar to ours. Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors in specialty coffee include Dunkin’ Brands Inc., Peet’s Coffee & Tea and Starbucks Corporation. There are numerous smaller, regional brands that also compete in the specialty coffee business. In addition, we compete indirectly against all other coffee brands in the marketplace. A number of nationwide coffee marketers, such as Kraft Foods, Inc., Nestlé USA, Procter & Gamble, Inc., and Sara Lee Corporation are distributing premium coffee brands in supermarkets. These premium coffee brands may serve as substitutes for our coffee. If we do not succeed in effectively differentiating ourselves from our competitors in specialty coffee, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of specialty coffee, and accordingly our profitability, may be materially adversely affected.

Because all of our single-cup brewers are manufactured by a single manufacturer in China, a significant disruption in the operation of this manufacturer, political unrest or significant economic uncertainty in China could materially adversely affect us.

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

We are subject to regulation by a variety of regulatory authorities, including the Consumer Product Safety Commission and the Food and Drug Administration. In the event our manufacturer of single-cup brewers, which is located in China, does not adhere to product safety requirements or our quality control standards, we might not identify a deficiency before brewers ship to our customers. The failure of our third party manufacturer to produce merchandise that adheres to our quality control standards could damage our reputation and brands and lead to customer litigation against us. If our manufacturer is unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or issue voluntary or mandatory recalls of those products at a substantial cost to us. We may be unable to recover costs related to product recalls. We also may incur various expenses related to product recalls, including product warranty costs, sales returns, and product liability costs, which may have a material adverse impact on our results of operations. While we maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty costs in the future. In particular, during fiscal 2010, we experienced higher warranty returns associated with certain brewer models, which we believe was related to a component used in limited production runs in certain of our brewer models during late 2009. We are replacing affected brewers and have implemented hardware and software changes, which we believe have corrected the issue. However, there can be no assurance that we will not experience additional warranty expense related to this quality issue in future periods.

Our increasing reliance on a limited number of specialty farms could impair our ability to maintain or expand our business.

Because an increasing amount of our supply of Arabica coffee beans comes from specifically identified specialty farms, estates, and cooperatives, we are more dependent upon a limited number of suppliers than some of our competitors. In fiscal 2010, approximately 38% of our green coffee purchases were “farm-identified.” The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period in which we need green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels. Any deterioration of our relationship with these suppliers, or problems experienced by these suppliers, could lead to inventory shortages. In such case, we may not be able to fulfill the demand of existing customers, supply new customers, or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to maintain or expand our business.

Our business is highly dependent on sales of specialty coffee, and if demand for specialty coffee or our product offerings decrease, our business would suffer.

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

Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.

At September 25, 2010, we had total indebtedness of $354.5 million, and we expect to incur substantial additional indebtedness to finance our pending acquisition of Van Houtte. Currently, we intend to finance the acquisition through a combination of cash on hand and $1.45 billion of new debt financing comprised of (i) a $650 million 5-year senior secured revolving credit facility, (ii) a $250 million 5-year senior secured term loan A facility, and (iii) a $550 million 6-year senior secured term loan B facility. These facilities will be utilized to finance this acquisition and transaction expenses, as well as to refinance our existing outstanding indebtedness and support our ongoing growth. In addition, future disruptions in the financial markets, such as have been recently experienced, could affect our ability to obtain new or additional debt financing or to refinance our existing indebtedness on favorable terms (or at all), and have other adverse effects on us. A description of our indebtedness is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the subheading Liquidity and Capital Resources, included in this Annual Report.

Our indebtedness could adversely affect our business. Our debt obligations could:

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

We are dependent upon access to external sources of capital to grow our business.

Our business strategy contemplates future access to debt and equity financing to fund the expansion of our business. Recent events in the financial markets have had an adverse impact on the credit markets and equity securities, including our common stock, have exhibited a high degree of volatility. While we have been successful in accessing the debt and equity markets in the past, no assurance can be given that we will continue to be able to do so. The inability to obtain sufficient capital to fund the expansion of our business could have a material adverse effect on us. In addition, a downgrade in the rating of our outstanding debt could make it difficult or prohibitively expensive to borrow, which could have a material adverse effect on us.

A significant interruption in the operation of our roasting, manufacturing or distribution capabilities could materially adversely affect us.

We currently roast our coffee in Vermont, Tennessee, Washington, California and Toronto, Canada. We expect to be able to meet current and forecasted demand for the near term. However, if demand increases more than we currently forecast, we will need to either expand our current roasting capabilities internally or acquire additional roasting capacity and the failure to do so in a timely or cost effective manner could have a negative impact on our business. Significant interruption in the operation of our current facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.

In addition, we and other third party licensed coffee roasters manufacture the K-Cup® portion packs sold for use with our single-cup brewer systems. We manufacture K-Cup portion packs at our Vermont, Tennessee, Washington and California facilities in the United States and in our Toronto facility in Canada, and any significant disruption in our or our licensee’s ability to manufacture adequate quantities of K-Cup portion packs to meet our needs, and those of our licensees whether as a result of a natural disaster or other causes, could adversely affect our business and financial results. We currently have seven distribution facilities located in Vermont, Tennessee, Washington and California. Any disruption to our distribution facilities could significantly impair our ability to operate our business. In addition, because we have our coffee roasting and primary distribution facilities in Vermont, our ability to ship coffee and receive shipments of raw materials could be adversely affected during winter months as a result of severe winter conditions and storms.

Our order processing and fulfillment systems may fail or limit user traffic, which could cause us to lose sales.

We are dependent on our ability to maintain our computer and telecommunications equipment on our Waterbury, Vermont campus in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. We have experienced capacity constraints in the past that have resulted in decreased levels of customer service, such as increased customer call center wait times and delays in service to customers for limited periods of time. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained.

Our reliance on a single order fulfillment entity for our Keurig subsidiary’s at-home business exposes us to significant risk in the United States.

We rely on a single order fulfillment entity, M.Block & Sons, Inc. (“MBlock”), to process the majority of orders for our AH single-cup business sold through to retailers in the United States. For a more comprehensive description of the AH channel, see the Company’s revenue recognition policy in Note 2, Significant Accounting Policies—Revenue Recognition of the Notes to Consolidated Financial Statements included in this Annual Report.

We are subject to significant credit risk regarding the creditworthiness of MBlock and the creditworthiness of its customers. Receivables from MBlock were approximately 47% of our consolidated accounts receivable balance at September 25, 2010.

The inability of MBlock to perform its obligations to us, whether due to a deterioration in its financial condition, integrity or failure of its business systems or otherwise, could result in significant losses that could materially adversely affect us. If our relationship with MBlock is terminated, we can provide no assurance that we would be able to contract with another third party to provide these services to us in a timely manner or on favorable terms or that we would be able to internalize the related services effectively or in a timely manner.

We depend on certain retailers for a substantial portion of our revenues in any fiscal period and the loss of, or a significant shortfall in demand from, these retailers could significantly harm our results of operations.

During any given fiscal period, we are reliant on certain retailers for a substantial portion of our revenues. For example, our sales processed by MBlock to Bed Bath & Beyond of our AH brewers, accessories and K-Cup® portion packs represented approximately 14% of the Company’s consolidated net sales for fiscal 2010 and fiscal 2009. If Bed Bath & Beyond reduces its demand for our products or it is unable to perform its financial obligations to MBlock, whether due to a deterioration in its financial condition, integrity or failure of its business systems or otherwise, it could result in lower revenues or in significant losses to MBlock that, in turn, could materially adversely affect us.

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

We rely on a number of common carriers to deliver coffee and brewers to our customers and distribution centers. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption in these services, we may be unable to ship our products in a timely manner. A delay in shipping could:

•	Have an adverse impact on the quality of the coffee, cocoa or tea shipped, and thereby adversely affect our brands and reputation;

•	Result in the disposal of an amount of coffee, cocoa or tea that could not be shipped in a timely manner; and

•	Require us to contract with alternative, and possibly more expensive, common carriers.

Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profitability to suffer.

The failure to successfully integrate Timothy’s and Diedrich’s businesses, or the Van Houtte business assuming completion of the acquisition, into our business may cause us to fail to realize the expected synergies and other benefits expected from these acquisitions, which could significantly affect us.

The integration of our recent and pending acquisitions into our business presents significant challenges and risks to our business, including:

•	Distraction of management from regular business concerns;

•	Assimilation and retention of employees and customers;

•	Managing the operations and employees of these businesses, all of which are distant from our current headquarters and operation locations;

•	Expansion into new geographies;

•	Integration of technologies, services and products; and

•	Achievement of appropriate internal control over financial reporting.

We may fail to successfully complete the integration of these businesses into our business and, as a result, may fail to realize the synergies and other benefits expected from these acquisitions. We may fail to grow and build profits in business lines or achieve sufficient cost savings through the integration of customer service or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of these acquisitions may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Diedrich has a history of operating losses, and our ability to achieve and then maintain the profitability of this business line will depend on our ability to manage and control operating expenses and to generate and sustain increased levels of revenue.

Failure to complete the Van Houtte acquisition could require us to pay an up to $91.5 million Canadian dollar reverse break-up fee.

The share purchase agreement we have entered into with respect to the Van Houtte acquisition requires that we pay the sellers a reverse break-up fee if the Van Houtte acquisition is not completed under certain circumstances. If we fail to complete the acquisition due to a breach of our obligations under the share purchase agreement, then we will be required to pay the sellers a reverse break-up fee of $91.5 million Canadian dollars. The share purchase agreement is terminable by either us or the sellers if the acquisition is not completed on or prior to December 31, 2010, except that if the acquisition is not completed on or prior to December 31, 2010 due to regulatory approvals having not been obtained by that date, the termination date will be extended to March 31, 2011.

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

Exposure to foreign currency risk and related hedging activities may result in significant losses and fluctuations to the periodic income statements.

We are exposed to significant foreign currency exchange risk related to the pending purchase of Van Houtte. This material commitment denominated in foreign currency, as well as the hedging activities entered into to mitigate the associated risk, could result in material losses to the income statement and cash flow statement until the acquisition is closed. Additionally, on an ongoing basis, we expect to have increasing foreign currency risk associated with cash flows from foreign subsidiaries, foreign currency purchase commitments, and foreign currency intercompany debt. We expect to enter into derivatives contracts to mitigate these risks. However, there can be no assurance that these contracts will effectively protect us from fluctuations in foreign currency exchange rates, and we may incur material losses from such hedging transactions.

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

We may not be able to enter into license agreements with coffee roasters and other third parties to manufacture, distribute and sell K-Cup® portion packs or maintain our current license agreements, or it may be expensive to do so. In addition, our current licensees may fail to perform their obligations under existing licensing agreements.

We license the right to manufacture, distribute and sell K-Cup portion packs on an exclusive or non-exclusive basis to gourmet coffee roasters and tea packers in return for royalty payments from the licensees when they ship the K-Cup portion packs. Although many licensees are willing to enter into such licensing agreements, there can be no assurance that such agreements will be negotiated on terms favorable to us, or at all. In addition, our current licensees may fail to perform their obligations under such licensing agreements due to operational disruptions, economic hardship or bankruptcy. Our failure to enter into similar licensing agreements in the future or the failure of our licensees to perform their obligations under existing license agreements could limit our ability to develop and sell our products and could cause our business to suffer.

We also have an exclusive coffee license agreement with Newman’s Own® Organics and an exclusive tea license agreement with Celestial Seasonings®. We produce lines of several co-branded Newman’s Own Organics coffees and co-branded Celestial Seasonings teas .. Recently we announced a multi-year manufacturing and distribution agreement under which we will manufacture K-Cup portion packs for certain coffee brands owned by The J.M. Smucker Company (“Smucker”), including Folgers®, Gourmet Selections® and Millstone®. In addition, from time to time, we enter into licensing agreements to allow for the development, marketing and sale of single-cup brewing systems by other companies. The failure to maintain these agreements could adversely impact our future growth.

We face risks related to the ongoing SEC inquiry.

As previously disclosed, on September 20, 2010, the staff of the SEC’s Division of Enforcement informed the Company that it was conducting an inquiry into matters at the Company. The Company, at the direction of the audit committee of the Company’s board of directors, is cooperating fully with the SEC staff’s inquiry. At this point, we are unable to predict what, if any, consequences the SEC inquiry may have on us. However, the inquiry could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies. The filing of our restated financial statements to correct the discovered accounting errors will not resolve the SEC inquiry. Further, the resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. We can provide no assurances as to the outcome of the SEC inquiry.

Management’s determination that material weaknesses exist in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report, management reports that material weaknesses exist in the Company’s internal control over financial reporting principally related to the Company’s period-end financial reporting and consolidation process. Due to these material weaknesses, management has concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters that have caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

Litigation pending against us could materially impact our business and results of operations.

We are currently party to various legal and other proceedings. In particular, numerous putative class actions and stockholder derivative actions have been filed against us in response to our recent disclosures in the Current Reports on Forms 8-K dated September 28, 2010 and November 15, 2010. See Item 3, Legal Proceedings. These matters may involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. We can provide no assurances as to the outcome of any litigation.

Risks Related to our Industry

Increases in the cost of high-quality Arabica coffee beans or cost of materials used to produce our brewers could reduce our gross margin and profit.

We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. The supply and price of coffee are subject to high volatility. Supply and price of all coffee grades can be affected by multiple factors, such as weather, pest damage, politics, competitive pressures and economics in the producing countries.

Cyclical swings in commodity markets are common and the most recent years have been especially volatile for the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange). The “C” price of coffee reached a multi-year high during fiscal 2010 and it is expected that coffee prices will remain volatile in the coming years. In addition to the “C” price, coffee of the quality sought by us tends to trade on a negotiated basis at a substantial premium or “differential” in addition to the “C” price, depending on the supply and demand at the time of purchase. These differentials also are subject to significant variations, due to many of the same factors as for other high quality Arabica coffee beans, and have generally been on the rise in recent years.

We generally try to pass on coffee price increases and decreases to our customers. Due to the recent increase in “C” prices, we announced in September 2010, a price increase on all K-Cup® portion packs sold in North America to be effective beginning October 11, 2010. There can be no assurance that we will be successful in passing on these cost increases to customers without losses in sales volume or gross margin. Additionally, even if higher green coffee costs can be offset on a dollar-for-dollar basis by price increases, this still lowers our gross margin percentage. Similarly, rapid and sharp decreases in the cost of green coffee could also force us to lower our prices to customers resulting in lower gross margins due to the need to sell products comprised of higher green coffee costs until we would be able to reduce our green coffee inventory and purchase commitments.

Significant fluctuations in the cost of other commodities, such as steel, petroleum and copper influence prices of plastic and other components used in manufacturing our coffee brewers. Approximately 96% of Keurig brewers shipped in fiscal 2010, were sold to the AH channel approximately at cost, or sometimes at a loss, when factoring in the incremental costs related to sales, including fulfillment charges, returns reserve and warranty expense. With respect to the Keurig single-cup AH system, we are continuing to pursue a model designed to penetrate the marketplace, a component of which is to sell brewers at affordable consumer price points in order to attract new customers into single serve coffee. Any rapid, sharp increases in our cost of manufacturing AH brewers would be unlikely to lead us to raise sales prices to offset such increased cost as our current strategy is to drive penetration and not risk slowing down the rate of sales growth as compared to our competitors or before realizing cost reductions in our purchase commitments. There can be no assurance that we will able to sell our AH brewers approximately at cost when such fluctuation occur.

Decreased availability of high-quality Arabica coffee beans could jeopardize our ability to maintain or expand our business.

We roast over 50 different types of green coffee beans to produce more than 100 coffee selections. If one type of green coffee bean were to become unavailable or prohibitively expensive, we believe we could substitute another type of coffee of equal or better quality meeting a similar taste profile. However, a worldwide supply shortage of the high-quality Arabica coffees we purchase could have a material adverse impact on us.

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

While production of commercial grade coffee is generally on the rise, many industry experts are concerned about the ability of specialty coffee production to keep pace with demand. Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high-quality Arabica coffee beans. In particular, the supply of Fair Trade CertifiedTM coffees is limited. We may not be able to purchase enough Fair Trade Certified coffees to satisfy the rapidly increasing demand for such coffees, which could materially adversely affect our revenue growth.

Adverse changes in global and domestic economic conditions or a worsening of the United States economy could materially adversely affect us.

Our sales and performance depend significantly on consumer confidence and discretionary spending, which have recently improved but are still under pressure from United States and global economic conditions. A worsening of the economic downturn and decrease in consumer spending may adversely impact our sales, ability to market our products, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations. For example, we are highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business. Keurig brewer sales may also decline as a result of the economic environment. We also have exposure to various financial institutions under coffee hedging arrangements and interest rate swaps, and the risk of counterparty default is currently higher in light of existing capital market and economic conditions.

Increased scrutiny from government agencies which could result in agency investigations or other actions.

Because of the increase in government regulation and oversight, coupled with the expansion of our business generally, and specifically with our expansion into other single-serve beverages, we may come under increased scrutiny from many different government agencies for various reasons. This may cause an agency investigation, whether formal or informal, which will have the result of diverting management attention and time, and other resources, as well as possibly considerable capital resources necessary to manage the investigation, all of which would otherwise have been spent growing and managing the business. In addition, because of the additional governmental regulation, it will become increasingly harder to ensure that all of our activities and products comply with the myriad of applicable regulation, which increases the risk of violations.

Our products must comply with government regulation.

We are subject to USDA regulations with respect to a national organic labeling and certification program. Additionally, amendments to Canada’s Organic Products regulations as administered by the Canada Organic Office of the Canadian Food Inspection Agency became effective in December 2008. Although the implementation period has not yet been defined, we will be required to apply for recertification of our organic products under the new regulations and update any affected packaging. In addition, similar regulations and requirements exist in the other countries in which we may market our products and our organic products are covered by these various regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

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

We rely on independent certification, such as certifications of our products as “organic” or “Fair Trade,” to differentiate our products from others. The Newman’s Own® Organics product line, combined with SCBU’s own branded Fair Traded CertifiedTM coffee line, represented a combined 29% of SCBU’s total consolidated sales volume in fiscal year 2010. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our facilities are as follows:

Type	Location	Approximate Square Feet	Owned or Leased	Expiration of Lease
SCBU Manufacturing Space	Knoxville, TN Toronto, Canada Castroville, CA Essex, VT Sumner, WA Waterbury, VT	334,500 36,000 57,500 99,000 197,800 98,000	Owned Leased Leased Leased Leased Leased	— 2014 2015 2012 2015 2017

SCBU Warehouse/ Distribution/ Service/Retail Space	Waterbury, VT Toronto, Canada Castroville, CA Waterbury, VT Waterbury, VT (Factory Outlet) Waterbury, VT (Visitor Center) Williston, VT	72,000 10,000 62,000 3,000 2,000 2,900 199,750	Owned Leased Leased Leased Leased Leased Leased	— 2014 2016 2011 2012 2026 2012

SCBU Administrative and Corporate Offices	Demeritt I, Waterbury, VT Demeritt II, Waterbury, VT Coffee Lane, Waterbury, VT 46 Main Street, Waterbury, VT 152 Main Street, Waterbury, VT Pilgrim Park II, Waterbury, VT Pilgrim Park V, Waterbury, VT 5 New England, Essex, VT 687 Marshall Avenue, Williston, VT	12,000 10,000 3,000 10,900 9,600 22,900 15,000 10,000 24,000	Owned Owned Leased Leased Leased Leased Leased Leased Leased	— — 2012 2011 2018 2011 2016 2013 2012

Keurig Administrative Offices and Warehouse Space	Reading, MA Woburn, MA	72,000 7,600	Leased Leased	2015 2010

In addition to the locations listed above, the Company has inventory at various locations managed by third party warehouses and order fulfillment entities.

The land underneath our 72,000 square foot warehousing and distribution facility in Waterbury, Vermont is leased and the lease for the land expires in 2024.

We believe our facilities are generally adequate for our current needs and for the remainder of fiscal 2011.

Item 3.	Legal Proceedings

SEC Inquiry

As previously disclosed on the Current Report on Form 8-K dated September 28, 2010, the staff of the SEC’s Division of Enforcement informed the Company that it was conducting an inquiry into matters at the Company. The Company, at the direction of the audit committee of the Company’s board of directors, is cooperating fully with the SEC staff’s inquiry.

Audit Committee Internal Investigation

As previously disclosed in the Current Report on Form 8-K dated November 15, 2010, the audit committee of the Company’s board of directors initiated an internal investigation in light of the SEC staff’s inquiry. The audit committee retained legal counsel and a forensic accounting team to assist in this investigation and to respond to requests in the SEC staff’s inquiry. Although legal counsel will continue to assist the Company in cooperating with the SEC staff’s inquiry, the internal investigation is now complete.

Stockholder Litigation

We and certain of our officers and directors are currently subject to five putative securities fraud class actions and three putative stockholder derivative actions. These actions were instituted on various dates between September 30, 2010 and November 29, 2010.

The putative securities fraud class actions consist of the following, all filed in the United States District Court for the District of Vermont and pending before the Honorable William K. Sessions, III: Dan M. Horowitz v. Green Mountain Coffee Roasters, et al., Civ. No. 2:10-cv-00227; Zane Hathaway v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:10-cv-00239; Jerzy Warchol v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:10-cv-00238; Russell Blank v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:10-cv-00267; and Paulo Sebastian Menendez v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:10-cv-00273. These actions allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The actions seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The actions seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class, following which the court will determine which plaintiff will serve as lead plaintiff. On November 29, 2010, the court granted a stipulated motion filed by the parties providing for the filing of an amended consolidated complaint 60 days after the court appoints a lead plaintiff, and entering a briefing schedule for defendants’ motions to dismiss.

The stockholder derivative actions consist of the following: Daniel Himmel v. Robert P. Stiller, et al., Civ. No. 2:10-cv-00233 and Lewis J. Smith v. Lawrence Blanford, et al., Civ. No. 2:10-cv-00253, both filed in the United States District Court for the District of Vermont and pending before the Honorable William K. Sessions, III; and M. Elizabeth Dickenson v. Robert P. Stiller, et al., Civ. No. 818-11-10, filed in the Superior Court of the State of Vermont for Washington County. The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers and are premised on the same allegations asserted in the putative securities class action complaints described above. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating the two federal actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. No scheduling order has been entered.

We and the other defendants intend to vigorously defend the pending lawsuits. Additional lawsuits may be filed and, at this time, we are unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of our Company is set forth below:

Name	Age	Position	Officer since
Lawrence J. Blanford	57	President, Chief Executive Officer and Director	2007
Howard Malovany	60	Vice President, Corporate General Counsel and Secretary	2009
R. Scott McCreary	51	President of SCBU	2004
Frances G. Rathke	50	Vice President, Chief Financial Officer, and Treasurer	2003
Stephen J. Sabol	49	Vice President of Development	1993
Michelle V. Stacy	54	President of Keurig, Incorporated	2008

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

R. Scott McCreary has served as President of SCBU since December 2009 and Chief Operating Officer of the Company since September 2004.

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

Price Range of Securities

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ for the periods indicated as adjusted to reflect the three-for-one stock split effective on May 17, 2010 and the three-for-two stock split effective on June 8, 2009.

		High	Low
Fiscal 2009	13 weeks ended December 27, 2008	$9.05	$5.41
	13 weeks ended March 28, 2009	$10.88	$7.38
	13 weeks ended June 27, 2009	$20.86	$10.33
	13 weeks ended September 26, 2009	$23.48	$18.54
Fiscal 2010	13 weeks ended December 26, 2009	$25.83	$19.98
	13 weeks ended March 27, 2010	$32.54	$25.89
	13 weeks ended June 26, 2010	$32.55	$22.53
	13 weeks ended September 25, 2010	$37.00	$25.62

Number of Equity Security Holders

As of November 26, 2010, the number of record holders of the Company’s common stock was 434.

Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,978,957	$6.18	8,520,797

Equity compensation plans not approved by security holders(2)	1,531,466	$5.00	—

Total	10,510,423	$6.01	8,520,797

(1)

Includes the 1993 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Stock Option Plan, the 2006 Incentive Plan, the 2002 Deferred Compensation Plan and the Green Mountain Coffee Roasters, Inc. Amended and Restated Employee Stock Purchase Plan. See Note 16, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

(2)

Includes compensation plans assumed in the Keurig acquisition and inducement grants to Lawrence Blanford, Howard Malovany and Michelle Stacy. See Note 16, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

Performance graph

Item 6.	Selected Financial Data

The selected financial data set forth below as of and for the years ended September 26, 2009, September 27, 2008, September 29, 2007 and September 30, 2006, have been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Note 3, Restatement of Previously Issued Financial Statements and in Note 24, Unaudited Quarterly Financial Data of the Consolidated Financial Statements included in Item 8 of this Annual Report. The following data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively; of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of September 25, 2010 and September 26, 2009 and selected Consolidated Statements of Operations for the fifty-two weeks ended September 25, 2010, September 26, 2009 and September 27, 2008 are derived from our audited financial statements included in Item 8 of this Annual Report. The historical results do not necessarily indicate results expected for any future period.

Our fiscal year is based on a 52-week year for all years presented, except fiscal 2006 which was comprised of 53 weeks. There were no cash dividends paid during the past five fiscal years.

	Fiscal Years Ended
	Sept. 25, 2010(3)	Sept. 26, 2009(2) (As Restated)		Sept. 27, 2008 (As Restated)	Sept. 29, 2007 (As Restated)	Sept. 30, 2006 (As Restated)
	In thousands, except per share data
Net sales	$1,356,775	$786,135		$492,517	$336,112	$224,305
Income before equity in loss of Keurig, Incorporated	$79,506	$54,439		$21,669	$12,557	$8,941
Net income	$79,506	$54,439		$21,669	$12,557	$7,978
Net income per share-diluted(4)	$0.58	$0.45		$0.19	$0.11	$0.07
Total assets	$1,370,574	$813,405		$354,693	$263,298	$233,243
Long-term debt	$335,504	$73,013		$123,517	$90,050	$102,871
Stockholders’ equity	$699,245	$587,350	(1)	$138,139	$98,351	$74,476

(1)	The fiscal 2009 stockholders’ equity balance reflects the impact of the August 12, 2009 equity offering.
(2)	Fiscal 2009 information presented reflects the acquisition of the wholesale business and certain assets of Tully’s Coffee Corporation.
(3)	Fiscal 2010 information presented reflects the acquisition of Timothy’s on November 13, 2009 and the acquisition of Diedrich on May 11, 2010.
(4)	Previous years restated to reflect a 3-for-1 stock split effective May 17, 2010, a 3-for-2 stock split effective June 8, 2009 and a 3-for-1 stock split effective July 30, 2007.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Restatement

In this Annual Report on Form 10-K, Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the “Company” or “GMCR”):

(a) restates its Consolidated Balance Sheets as of September 26, 2009 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2008 and September 26, 2009;

(b) restates its “Selected Financial Data” in Item 6 for fiscal years 2006, 2007, 2008 and 2009; and

(c) restates its Unaudited Quarterly Financial Data for each fiscal quarter in the fiscal year ended September 26, 2009 and the first three fiscal quarters in the fiscal year ended September 25, 2010.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II—Item 6—Selected Financial Data included in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the affected periods have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. See Note 24, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2009 and for the first three quarters of fiscal 2010. Quarterly reports for fiscal 2011 will include restated results for the corresponding interim periods of fiscal 2010.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2010, the board of directors of the Company, based on the recommendation of the audit committee and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal years ended September 30, 2006, September 29, 2007, September 27, 2008 and September 26, 2009 and the first three quarters of fiscal 2010, the Company would restate its previously issued financial statements, including the quarterly data for fiscal years 2009 and 2010 and its selected financial data for the relevant periods.

These errors were discovered by management during the course of its preparation of this Annual Report and the audit of the financial results for fiscal 2010, as well as during the course of an internal investigation initiated by the audit committee of the Company’s board of directors in light of the previously disclosed inquiry by the staff of the SEC Division of Enforcement. The audit committee of the Company’s board of directors has completed its investigation, and the Company, at the discretion of the audit committee of the Company’s board of directors, continues to cooperate fully with the SEC. None of the financial statement errors implicate misconduct with respect to the Company or its management or employees. In addition, none of the financial statement errors are related to the Company’s relationship with M.Block & Sons, Inc., the fulfillment entity through which the Company makes a majority of the at-home orders for the Keurig business unit’s single-cup business sold to retailers.

The restated financial statements correct the following errors:

Intercompany Elimination Adjustments:

•

A $7.4 million overstatement of pre-tax income ($4.5 million after tax), cumulative over the restated periods, due to the K-Cup® portion pack inventory adjustment error previously reported in the Company’s Form 8-K filed on September 28, 2010. This error is the result of applying an incorrect standard cost to intercompany K-Cup portion pack inventory balances in consolidation. This error resulted in an overstatement of the consolidated inventory and an understatement of the cost of sales. Rather than correcting the cumulative amount of the error in the quarter ended September 25, 2010, as disclosed in the September 28, 2010 Form 8-K, the effect of this error has been recorded in the applicable restated periods.

•

A $0.7 million overstatement of pre-tax income ($0.4 million after tax), cumulative over the restated periods, due to applying an incorrect standard cost to intercompany brewer inventory balances in consolidation. This error was identified during the preparation of the fiscal year 2010 financial statements and resulted in an overstatement of the consolidated inventory and an understatement of the cost of sales.

•

Certain intercompany sales transactions were not properly eliminated, primarily in the first three quarters of fiscal 2010, which resulted in understatements of both sales and cost of sales of an equal amount and did not affect net income.

Third Party Royalty Adjustments:

•

A $1.0 million overstatement of pre-tax income ($0.7 million after tax), cumulative over the restated periods, due to changes in the timing and classification of the Company’s historical recognition of royalties from third party licensed roasters. Because royalties were earned upon shipment of K-Cup portion packs by roasters pursuant to the terms and conditions of the licensing agreements with these roasters, Keurig historically recognized these royalties at the time Keurig purchased the K-Cup portion packs from the licensed roasters and classified them in net sales. Management has determined that the royalty should be recognized as a reduction to the carrying value of the related inventory which will reduce cost of sales when the K-Cup portion packs are sold to a third-party customer. Due to the Company’s completed and pending acquisitions of third party licensed roasters, these purchases and the associated royalties had less impact, since the post-acquisition royalties from these wholly-owned roasters are eliminated in the Company’s consolidated financial statements.

Marketing and Customer Incentive Expense Adjustments:

•

A $1.4 million overstatement of pre-tax income ($0.9 million after tax), cumulative over the restated periods, due to the under-accrual of certain marketing and customer incentive program expenses. The Company also has corrected the classification of certain of these amounts as reductions to net sales instead of selling and operating expenses. These programs include, but are not limited to, brewer mark-down support and funds for promotional and marketing activities. Management has determined that a lack of adequate communication between the accounting function to gather the appropriate information from the sales and marketing functions resulted in expenses for certain of these programs being recorded in the wrong fiscal periods.

•

A $0.7 million understatement of pre-tax income ($0.4 million after tax) for the Specialty Coffee business unit (“SCBU”), due primarily to a failure to reverse an accrual related to certain customer incentive programs in the second fiscal quarter of 2010. The over-accrual was not identified and corrected until the fourth fiscal quarter of 2010.

Other Adjustments:

•

In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leader in the specialty coffee and overall coffee maker businesses. We roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified TM, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® portion packs, whole bean and ground coffee selections. In addition, we manufacture and sell the Keurig® single-cup brewing system for use with K-Cup portion packs. K-Cup portion pack brands that are packaged and sold by us include:

•	Barista Prima®

•	Café Escapes®

•	Caribou Coffee®

•	Celestial Seasonings®

•	Coffee People®

•	Diedrich®

•	Donut House®

•	Emeril’s®

•	Gloria Jeans®

•	Green Mountain Coffee®

•	Green Mountain NaturalsTM

•	Kahlua®

•	Newman’s Own® Organics

•	Timothy’s®

•	Tully’s®

•	revvTM

The Newman’s Own® Organics, Caribou Coffee®, Celestial Seasonings®, Kahlua®, Emeril’s® and Gloria Jean’s® brands are licensed to us for our exclusive use in the Keurig single-cup brewing system.

A significant driver of the Company’s growth continues to be sales of K-Cup portion packs and Keurig single-cup brewing systems.

Business Segments

The Company manages its operations through two operating segments, Specialty Coffee business unit (“SCBU”) and Keurig business unit (“Keurig”). We evaluate performance primarily based on segment income before taxes. Expenses not specifically related to either operating segment are recorded in the “Corporate” segment.

SCBU sources, produces and sells more than 200 varieties of coffee, cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging, including whole bean and ground coffee selections in bags and ground coffee in fractional packs, for use both at-home (“AH”) and away-from-home (“AFH”). These varieties are sold primarily in North American wholesale channels, including supermarkets and convenience stores, in restaurants and hospitality, to office coffee distributors and directly to consumers via its website www.greenmountaincoffee.com. In addition, SCBU sells Keurig single-cup brewers and other accessories directly to consumers and supermarkets.

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems, and also targets its premium patented single-cup brewing systems for use both AH and AFH, mainly in North America. Keurig sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup portion packs produced by SCBU and other licensed roasters to retailers by principally processing its orders through fulfillment entities for the AH channels. Keurig sells AFH single-cup brewers to distributors for use in offices. Keurig also sells AH brewers, a limited number of AFH brewers and K-Cup portion packs directly to consumers via its website, www.keurig.com.

Cost of sales for the Company consists of the cost of raw materials including coffee beans, cocoa, flavorings and packaging materials; a portion of our rental expense; production, warehousing and distribution costs which include salaries; distribution and merchandising personnel; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; fulfillment charges (including those paid to third-parties or to fulfillment entities); and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales and marketing as well as research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized, and starting in fiscal 2010, include certain acquisition-related expenses.

Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, certain corporate legal expenses and compensation of the board of directors. In addition, corporate expenses include, starting in fiscal 2010, acquisition-related costs. In fiscal 2009, corporate expenses were offset by $17.0 million of proceeds received from a litigation settlement with Kraft. Corporate assets include cash, short-term investments and deferred income taxes.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU reporting unit of the Company. Keurig related goodwill and intangibles are included in the Keurig reporting unit of the Company.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with generally accepted accounting principles in the United States of America (“GAAP”) compared to income before taxes, net income and diluted earnings per share excluding certain expenses and losses, which we refer to as non-GAAP income before taxes, non-GAAP net income and non-GAAP diluted earnings per share. These non-GAAP measures exclude acquisition-related transaction expenses and a one-time patent litigation settlement and the related legal expenses in fiscal 2009. These non-GAAP measures are not in accordance with, or an alternative to, GAAP. The Company’s management uses these non-GAAP measures in discussing and analyzing its results of operations because it believes the non-GAAP measures provide investors with transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

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

Acquisitions

On September 14, 2010, the Company announced a share purchase agreement to acquire all the outstanding shares of Van Houtte for approximately $915.0 million Canadian dollars or $890.0 million U.S. dollars, based upon an exchange rate as of September 13, 2010, subject to adjustment. The Company has secured a financing commitment for a new $1.45 billion senior secured credit facility to finance the Van Houtte acquisition and transaction expenses, as well as to refinance the Company’s existing outstanding indebtedness. We have received two of the three required regulatory approvals necessary to complete this transaction. We remain confident that we will receive the final regulatory approval so that we can close the transaction by December 31, 2010. See Note 25, Subsequent Events, of the Notes to Consolidated Financial Statements included in this Annual Report.

On May 11, 2010, the Company acquired all of the outstanding common stock of Diedrich for approximately $305.3 million, net of cash acquired. The acquisition was financed using available cash on hand, the existing credit facility and a $140.0 million term loan.

On November 13, 2009, the Company acquired all of the outstanding stock of Timothy’s, which included its brand and wholesale coffee business for an aggregate cash purchase price of approximately $155.7 million. The acquisition was financed using available cash on hand.

On March 27, 2009, the Company purchased certain assets of Tully’s for $41.4 million, which includes direct acquisition costs of $1.1 million. This acquisition was financed through the existing senior revolving credit facility.

Results of Operations

The following discussion of results of operations should be read in conjunction with Item 6. Selected Financial Data, of the Consolidated Financial Statements and accompanying Notes thereto and the other financial data included elsewhere in this report.

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal years ended
	September 25, 2010	September 26, 2009 (As Restated)	September 27, 2008 (As Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.6%	68.8%	64.7%

Gross profit	31.4%	31.2%	35.3%

Selling and operating expenses	13.7%	15.4%	18.5%
General and administrative expenses	7.4%	6.1%	7.8%
Patent litigation (settlement) expense	0.0%	(2.2)%	0.7%

Operating income	10.3%	11.9%	8.3%

Other expense	0.0%	(0.1)%	0.0%
Interest expense	(0.4)%	(0.6)%	(1.2)%

Income before income taxes	9.9%	11.2%	7.1%

Income tax expense	(3.9)%	(4.3)%	(2.8)%

Net income	6.0%	6.9%	4.3%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below.

	Net sales (in millions)			Percent growth
	2010	2009 (As Restated)	2008 (As Restated)	2010	2009 (As Restated)
SCBU	$629.0	$383.8	$285.9	64%	34%
Keurig	727.8	402.3	206.6	81%	95%
Corporate	—	—	—	—	—

Total Company	$1,356.8	$786.1	$492.5	73%	60%

	Income before taxes (in millions)			Percent growth
	2010	2009 (As Restated)	2008 (As Restated)	2010	2009 (As Restated)
SCBU	$119.5	$53.5	$27.8	123%	92%
Keurig	72.3	40.4	28.0	79%	44%
Corporate	(44.1)	(2.8)	(18.7)	(1475)%	85%
Inter-company eliminations	(14.5)	(3.1)	(1.7)	(368)%	(82)%

Total Company	$133.2	$88.0	$35.4	51%	149%

Revenue

Company Summary

Net sales for fiscal 2010 increased 73% to $1,356.8 million, up from $786.1 million reported in fiscal 2009. For fiscal 2009, net sales increased 60% to $786.1 million, up from $492.5 million reported in fiscal 2008. The two primary drivers of the increase in net sales for fiscal 2010 were the 103% or $424.0 million increase in total K-Cup® portion pack net sales and the 67% or $133.1 million increase in Keurig brewer and accessories sales. In addition, the acquisitions of Timothy’s and Diedrich in fiscal 2010 represented 10 percentage points and 5 percentage points of the increase in consolidated net sales, respectively.

Approximately 88% of consolidated net sales during fiscal 2010 were from the Keurig brewing system and its recurring K-Cup portion pack revenue with total K-Cup portion pack net sales of $834.4 million, total Keurig brewer and accessory net sales of $330.8 million and royalty income from K-Cup portion packs shipped by its third party licensed roasters of $22.0 million. As a result of the acquisitions discussed above, the Company believes that royalty revenue will decrease materially in the future.

For fiscal 2009, approximately 81% of consolidated net sales were from the Keurig brewing system and its recurring K-Cup portion pack revenue with total K-Cup portion pack net sales of $410.4 million, total Keurig brewer and accessory net sales of $197.7 million and royalty income from K-Cup portion packs shipped by its third party licensed roasters of $25.3 million.

SCBU

Fiscal 2010

SCBU segment net sales increased by $245.2 million or 64%, to $629.0 million in fiscal 2010 as compared to $383.8 million reported in fiscal 2009. Approximately 91% of the increase in SCBU’s net sales was due to higher K-Cup portion pack sales.

Fiscal 2009

SCBU segment net sales increased by $97.9 million or 34%, to $383.8 million in fiscal 2009 as compared to $285.9 million reported in fiscal 2008. Approximately 85% of the increase in SCBU’s net sales was due to higher K-Cup® portion pack sales.

Keurig

Fiscal 2010

Keurig segment net sales increased by $325.5 million, or 81%, to $727.8 million in fiscal 2010 as compared to $402.3 million in fiscal 2009, with approximately 62% of the increase driven by K-Cup portion pack sales to retailers and consumers. Net sales of brewers and accessories increased 69% to approximately $315.4 million in fiscal 2010 from $187.1 million in fiscal 2009.

Fiscal 2009

Keurig segment net sales increased by $195.7 million, or 95%, to $402.3 million in fiscal 2009 as compared to $206.6 million in fiscal 2008, with approximately 53% of the increase driven by K-Cup portion pack sales to retailers and consumers. Net sales of brewers and accessories increased 83% to approximately $187.1 million in fiscal 2009 from $102.1 million in fiscal 2008.

Gross Profit

Fiscal 2010

Company gross profit for fiscal 2010 totaled $425.8 million, or 31.4% of net sales, as compared to $245.4 million, or 31.2% of net sales, in fiscal 2009. Gross margin increased over fiscal 2009 due to the additional manufacturing margin resulting from the acquisition of Timothy’s and Diedrich, and realized manufacturing efficiencies within SCBU. These increases in gross margin were offset by higher brewer sales returns and warranty expense. In fiscal 2010, the Company was able to recover approximately $6.0 million as reimbursement from its suppliers related to a quality issue associated with certain brewer models produced primarily in late calendar 2009. The quality issue did not represent a safety concern, and is believed to be tied to a component used in limited production primarily from late 2009. This recovery was reflected as a reduction to warranty expense and moderately offsets the higher brewer warranty expense and sales returns costs incurred during fiscal 2010.

Fiscal 2009

Company gross profit for fiscal 2009 totaled $245.4 million, or 31.2% of net sales, as compared to $174.0 million, or 35.3% of net sales, in fiscal 2008. The margin decline was due primarily to the increase in sales of AH single-cup brewers, which are sold approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, including fulfillment charges, returns reserve and warranty expense, as part of the Company’s strategy to increase the installed base of Keurig brewers.

Selling, General and Administrative Expenses

Fiscal 2010

Company selling, general and administrative expenses (S,G&A) increased 70% to $287.0 million in fiscal 2010 from $169.0 million in fiscal 2009. As a percentage of sales, S,G&A remained consistent at 21% in fiscal 2010 and fiscal 2009.

In accordance with accounting for business combinations, acquisition-related transaction expenses are to be expensed rather than capitalized, which occurred beginning in fiscal 2010 for the Company. Accordingly, for fiscal 2010, general and administrative expenses include $11.7 million of acquisition-related expenses related to the completed acquisition of Diedrich, $1.9 million of acquisition-related expenses related to the completed Timothy’s acquisition, as well as $5.3 million for the pending acquisition of Van Houtte. In addition, amortization of identifiable intangibles due to all Company acquisitions was $15.0 million in fiscal 2010 as compared to $5.3 million in fiscal 2009.

Fiscal 2009

Company selling, general and administrative expenses (S,G&A) increased 31% to $169.0 million in fiscal 2009 from $129.4 million in fiscal 2008. As a percentage of sales, S,G&A declined to 21% in fiscal 2009 from 26% in fiscal 2008. This improvement in S,G&A margin was mainly due to leveraging selling and organizational resources on a higher sales base.

Interest Expense

Company interest expense increased to $5.3 million in fiscal 2010, up from $4.7 million in fiscal 2009. The increase was primarily due to an increase in the Company’s borrowings under its Credit Facility.

Interest expense was $5.7 million in fiscal 2008. The decrease in fiscal 2009 as compared to fiscal 2008 was primarily due to lower interest rates on the Company’s outstanding balance under its credit facility.

In fiscal 2010, 2009 and 2008, the Company capitalized $1.3 million, $0.6 million, and $0.6 million of interest expense, respectively.

The Company expects interest expense to increase materially as a result of increased indebtedness resulting from the expected $1.45 billion senior secured credit facility, which will also refinance indebtedness under our current credit facility.

Income before taxes

Company income before taxes was $133.2 million in fiscal 2010, $88.0 million in fiscal 2009, and $35.5 million in fiscal 2008, as a percentage of net sales, 10%, 11% and 7% respectively.

Excluding acquisition-related expenses ($18.9 million in fiscal 2010) and patent litigation settlement and expense ($17.0 million settlement in fiscal 2009 and $3.3 million expense in fiscal 2008), the Company’s non-GAAP income before taxes was $152.1 million, $71.0 million, and $38.7 million in fiscal 2010, 2009, and 2008, respectively. Non-GAAP income before taxes as a percentage of net sales was, 11%, 9% and 8%, in fiscal 2010, 2009 and 2008, respectively.

The SCBU segment contributed $119.5 million in income before taxes in fiscal 2010, up from $53.5 million in fiscal 2009 and $27.8 million in fiscal 2008.

The Keurig segment contributed $72.3 million in income before taxes in fiscal 2010, up from $40.4 million in fiscal 2009 and $28.0 million in fiscal 2008.

The Corporate segment accounted for a reduction of $44.1 million from income before taxes in fiscal 2010 (including $18.9 million of acquisition-related expenses) as compared to a reduction of $2.8 million in fiscal 2009 (which included the $17.0 million patent litigation settlement) and a reduction of $18.7 million in fiscal 2008.

Income Taxes

Income tax expense was $53.7 million in 2010, $33.6 million in 2009 and $13.8 million in 2008. The effective tax rate was 40.3% in 2010, 38.2% in 2009 and 38.9% in 2008.

Fiscal 2010

The effective tax rate for fiscal 2010 was 40.3% resulting in an income tax provision of $53.7 million. Our effective tax rate was higher than our historical rate primarily due to an estimated total of $13.6 million non-deductible acquisition related expenses incurred relating to the Timothy’s and Diedrich acquisitions. The $5.3 million acquisition-related expenses for the pending Van Houtte transaction has been treated as a current deferred tax asset pending the acquisition close.

Fiscal 2009

Our fiscal 2009 effective tax rate was 38.2% resulting in an income tax provision of $33.6 million. Our effective tax rate was lower than our historical rate primarily due to foreign tax credits associated with royalties earned on K-Cup® portion packs from Canadian licensed roasters.

Net Income, Non-GAAP Net Income and Diluted EPS

Company net income in fiscal 2010 was $79.5 million, an increase of $25.1 million or 46%, as compared to $54.4 million in fiscal 2009. Company net income in fiscal 2008 was $21.7 million.

Company diluted EPS increased $0.13 or 29% to $0.58 per share in fiscal 2010, as compared to $0.45 per share in fiscal 2009. Company diluted EPS in fiscal 2008 was $0.19 per share.

Excluding the impact of acquisition-related expenses or patent litigation settlement or expenses illustrated in the financial table provided below, non-GAAP net income increased approximately 119% in fiscal 2010 totaling $96.3 million, or $0.70 per share, as compared to non-GAAP net income of $43.9 million, or $0.36 per share, in fiscal 2009. Non-GAAP net income was $23.7 million, or $0.21 per share in fiscal 2008.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for fiscal 2010, 2009 and 2008 (in thousands, except per share data):

	For the fiscal year ended September 25, 2010
	GAAP	Acquisition- related Transaction Expenses	Non-GAAP
Net sales	$1,356,775	$—	$1,356,775
Cost of sales	931,017	—	931,017

Gross profit	425,758	—	425,758
Selling and operating expenses	186,418	—	186,418
General and administrative expenses	100,568	(18,906)	81,662
Patent litigation (settlement) expense	—	—	—

Operating income	138,772	18,906	157,678
Other income (expense)	(269)	—	(269)
Interest expense	(5,294)	—	(5,294)

Income before income taxes	133,209	18,906	152,115
Income tax expense	(53,703)	(2,133)	(55,836)

Net income	$79,506	$16,773	$96,279

Basic income per share:
Weighted average shares outstanding	131,529,412	131,529,412	131,529,412
Net income	$0.60	$0.13	$0.73
Diluted income per share:
Weighted average shares outstanding	137,834,123	137,834,123	137,834,123
Net income	$0.58	$0.12	$0.70

	For the fiscal year ended September 26, 2009
	GAAP (As Restated)	Patent Litigation (settlement) expense	Non-GAAP (As Restated)
Net sales	$786,135	$—	$786,135
Cost of sales	540,744	—	540,744

Gross profit	245,391	—	245,391
Selling and operating expenses	121,350	—	121,350
General and administrative expenses	47,655		47,655
Patent litigation (settlement) expense	(17,000)	17,000	—

Operating income	93,386	(17,000)	76,386
Other income (expense)	(662)	—	(662)
Interest expense	(4,693)	—	(4,693)

Income before income taxes	88,031	(17,000)	71,031
Income tax expense	(33,592)	6,443	(27,149)

Net income	$54,439	$(10,557)	$43,882

Basic income per share:
Weighted average shares outstanding	113,979,588	113,979,588	113,979,588
Net income	$0.48	$(0.09)	$0.38
Diluted income per share:
Weighted average shares outstanding	120,370,659	120,370,659	120,370,659
Net income	$0.45	$(0.09)	$0.36

	For the fiscal year ended September 27, 2008
	GAAP (As Restated)	Patent Litigation (settlement) Expense	Non-GAAP (As Restated)
Net sales	$492,517	$—	$492,517
Cost of sales	318,477	—	318,477

Gross profit	174,040	—	174,040
Selling and operating expenses	90,882	—	90,882
General and administrative expenses	38,480	—	38,480
Patent litigation (settlement) expense	3,279	(3,279)	—

Operating income	41,399	3,279	44,678
Other income (expense)	(235)	—	(235)
Interest expense	(5,705)	—	(5,705)

Income before income taxes	35,459	3,279	38,738
Income tax expense	(13,790)	(1,239)	(15,029)

Net income	$21,669	$2,040	$23,709

Basic income per share:
Weighted average shares outstanding	107,774,091	107,774,091	107,774,091
Net income	$0.20	$0.02	$0.22
Diluted income per share:
Weighted average shares outstanding	115,041,510	115,041,510	115,041,510
Net income	$0.19	$0.02	$0.21

Liquidity and Capital Resources

We principally have funded our operations, working capital needs and capital expenditures from operations, borrowings under our Credit Facility and equity offerings. At September 25, 2010, we had $354.5 million in debt outstanding under our Credit Facility, $4.8 million in cash and cash equivalents and $257.2 million of working capital. At September 26, 2009, we had $78.0 million in debt outstanding, $242.1 million in cash and cash equivalents and $410.9 million of working capital. The decrease in cash and cash equivalents, working capital and increase in debt as compared to September 26, 2009 was primarily attributable to the acquisitions of Timothy’s and Diedrich totaling $459.5 million and due to $118.0 million of capital expenditures primarily related to packaging equipment for K-Cup® portion packs, roasting equipment, infrastructure and facilities. In connection with the acquisition of Van Houtte, we anticipate refinancing our indebtedness through a new $1.45 billion senior secured credit facility. As a result of this refinancing, we expect $2.8 million of deferred financing costs to be expensed and interest expense to increase materially in 2011.

Operating Activities:

Net cash provided by operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, deferred taxes and excess tax benefits from equity-based compensation plans.

Net cash used by operating activities was $10.5 million in fiscal 2010 as compared to cash provided by operating activities of $38.5 million in fiscal 2009. The decrease in cash provided by operating activities was partly attributed to higher inventory levels to ensure both efficiencies and sufficient inventory for anticipated consumer demand for the fiscal 2011 holiday season. The decrease was also attributed to a proportionately larger increase in receivables from retail customers as a result of increased sales.

Investing Activities:

Cash flows from investing activities have historically been related to the purchase of equipment and the purchase and sale of short-term investments.

In fiscal 2010, cash flows from investing activities included capital expenditures of $118.0 million as compared to $48.3 million in 2009. The increase in capital expenditures was primarily related to packaging equipment for K-Cup portion packs. We currently expect to invest approximately $215.0 million to $260.0 million in capital expenditures during fiscal 2011, excluding capital expenditures anticipated for the acquisition of Van Houtte.

Investing activities may also include purchases of, interests in, loans to, and acquisitions of businesses. In fiscal 2010, $459.5 million was used to acquire Timothy’s and Diedrich. The acquisitions were financed using cash on hand and additional borrowings under our Credit Facility. On September 14, 2010, we agreed to purchase all of the issued and outstanding shares of capital stock of Van Houtte for a total purchase price of $915.0 million Canadian dollars. We intend to fund the purchase of Van Houtte through a combination of cash on hand and a new anticipated $1.45 billion senior secured credit facility, which will also refinance indebtedness under our current Credit Facility. We have received two of the three required regulatory approvals necessary to complete this transaction. We remain confident that we will receive the final regulatory approval so that we can close the transaction by December 31, 2010.

Financing Activities:

Cash flows provided by financing activities historically relate to the issuance of common stock through the exercise of stock options in connection with the employee stock purchase plan and proceeds from our Credit Facility. Cash provided by financing activities for fiscal 2010 totaled $298.3 million that included new borrowings under the Credit Facility totaling $285.0 million and $8.8 million generated from the exercise of employee stock options and the issuance of shares under the employee stock purchase plan. In addition, cash flows from operating and financing activities included $14.6 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options. As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable, however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

We maintain a Revolving Credit Agreement (“Credit Facility”) with Bank of America, N.A. (Bank of America) and other lenders. The Credit Facility is comprised of (i) a USD $225.0 million senior secured revolving credit facility, (ii) a $50.0 million senior secured term loan A facility (of which $45.0 million is outstanding at September 25, 2010), and (iii) a $140.0 million senior secured term loan A1 facility (of which $136.5 million is outstanding at September 25, 2010). The term loans are amortizing at the rate of 10% annually and all borrowings under the Credit Facility are due in December 2012. The borrowings under the Credit Facility bear interest at prime or Libor rates, plus applicable margins. The average effective interest rate at September 25, 2010 was 2.7%, down from 6.3% at September 26, 2009. At September 25, 2010, $354.5 million was outstanding under the Credit Facility as compared to $78.0 million at September 26, 2009, and $51.3 million was available for borrowing at September 25, 2010. The Credit Facility also provides for a new increase option for an aggregate amount of up to $100.0 million. The Credit Facility requires us to comply, on a quarterly basis, with a funded debt to adjusted EBITDA ratio and a fixed charge coverage ratio. We were in compliance with these covenants at September 25, 2010. In addition, the Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness; pay dividends or make distributions on our capital stock or redeem, repurchase or retire our capital stock or other indebtedness; make investments, loans, advances and acquisitions; create restrictions on the payment of dividends or other amounts to us from our subsidiaries; engage in transactions with our affiliates; sell assets; consolidate or merge; and create liens on our assets.

The Company is party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $19.8 million; 1.4% on $40.0 million; and 3.9% on $20.0 million. The total notional amounts of these swaps at September 25, 2010, and September 26, 2009, was $79.8 million and $75.7 million, respectively. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2011 through December 2012.

The fair market value of the interest rate swaps are the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 25, 2010, and September 26, 2009, we estimate we would have paid $2.7 million and $3.3 million (gross of tax), respectively, if we terminated the agreements. We designate the swap agreements as cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income (a component of equity).

In fiscal year 2010, we paid $2.3 million in additional interest expense pursuant to the swap agreements, up from $2.2 million in fiscal 2009.

In light of our announced acquisition of Van Houtte, we intend to enter into a new senior secured credit facility that would be comprised of (i) a $650.0 million 5-year senior secured revolving credit facility, (ii) a $250.0 million 5-year senior secured term loan A facility, and (iii) a $550.0 million 6-year senior secured term loan B facility. This facility would also refinance our existing outstanding indebtedness and support our ongoing growth.

Additionally, on September 28, 2010, the Company completed a sale of 8,566,649 shares of its common stock, par value $0.10 per share, to Lavazza for an aggregate purchase price of $250.0 million. The sale of the shares was effected pursuant to a Common Stock Purchase Agreement (“SPA”) dated August 10, 2010. The SPA contains a five-and-one-half-year standstill period, during which Lavazza will be prohibited from increasing its ownership of Common Stock or making any proposals or announcements relating to extraordinary Company transactions. The standstill is subject to certain exceptions after a one-year period, including Lavazza’s right to purchase additional shares up to 15% of the Company’s outstanding shares, primarily in open market purchases.

We believe that our cash flows from operating activities, existing cash and our credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next 12 months. However, several risks and uncertainties could cause us to need to raise additional capital through equity and/or debt financing including we may look at potential future acquisitions from time to time. We also may consider from time to time engaging in stock buyback plans or programs.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

Fiscal Year	Long-Term Debt(1)	Operating Lease Obligations	Purchase Obligations	Total
2011	$19,009	$8,577	$393,011	$420,597
2012	19,004	7,588	93,246	$119,838
2013	316,500	5,681	6,455	$328,636
2014	—	5,460	1,575	$7,035
2015	—	5,514	1,875	$7,389
Thereafter	—	3,418	3,675	$7,093
Total	$354,513	$36,238	$499,837	$890,588

(1)	Long-Term Debt includes capital lease obligations.

In addition, we have $5.5 million in unrecognized tax benefits. The unrecognized tax benefits relate equally to foreign tax credits at the federal level and research development credits at the state level.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which we prepare in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2, Significant Accounting Policies, to our Consolidated Financial Statements included in this Annual Report on Form 10-K). Actual results could differ from those estimates. We believe the following accounting policies and estimates require us to make the most difficult judgments in the preparation of our consolidated financial statements and accordingly are critical.

Use of estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Green Mountain Coffee Roasters, Inc. and its wholly owned subsidiaries. The Company has significant intercompany transactions and all intercompany transactions and accounts have been eliminated in consolidation. The Company currently does not have any entities accounted for on the equity method or the cost method.

Business Combinations

The Company uses the acquisition method in accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The Company engages a third party valuation firm to assist in determining the fair values of the assets and liabilities acquired particularly in the area of intangible assets. This valuation process involves making significant estimates which are based on interviews with management and detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost saving that are expected to be derived in the future.

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

Inventories

Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers and packaging materials. Inventories are stated at the lower of cost or market. Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in first-out). The Company regularly review whether the net realizable value of our inventory is lower than its carrying value. If our valuation shows that the net realizable value is lower than carrying value, the Company takes a charge to expense and directly reduce the value of the inventory.

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

The fair values of short-term investments and derivative financial instruments have been determined using market information and valuation methodologies. Changes in assumptions or estimates could affect the determination of fair value, however, management does not believe any such changes would have a material impact on the Company’s financial condition, results of operations or cash flows. The fair values of short-term investments and derivative financial instruments are disclosed in Note 15, Fair Value Measurements, in the consolidated financial statements included in this Annual Report.

Derivative Instruments

From time to time, the Company enters into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. Coffee purchases are generally denominated in the U.S. dollar. The Company also enters into interest rate derivatives to hedge against unfavorable changes in interest rates and foreign currency derivatives to hedge against unfavorable changes in foreign currency exchange rates. Certain of these derivative instruments qualify for hedge accounting if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, the Company would record the changes in the fair value of the derivative instruments directly to earnings. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 14, Derivative Financial Instruments, in the Consolidated Financial Statements included in this Annual Report.

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

Foreign currency derivative contracts which are entered into to hedge foreign currency exposures related to anticipated acquisitions are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in other income (expense), net in the Consolidated Statements of Operations.

The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes.

Deferred Financing Costs

Deferred financing costs consist of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using a method that approximates the effective interest rate method. Deferred financing costs included in other long-term assets in the accompanying consolidated balance sheet at September 25, 2010 and September 26, 2009 were $2.8 million and $2.3 million, respectively.

Goodwill and Intangibles

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives. The Company currently has no indefinite life intangible assets other than goodwill. The Company conducted its annual impairment test of goodwill as of September 25, 2010. If the carrying amount of the goodwill exceeds the estimated fair value, the impairment would be charged to earnings to reduce the carrying value of the goodwill to its fair value. The fair value of the reporting units was estimated using a discounted cash flow model. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model including discount rate, sales volume and prices, costs to produce and working capital changes. There was no impairment of goodwill in fiscal 2010, 2009 or 2008.

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

Provision for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. The Company’s losses related to collection of trade accounts receivables have consistently been within management’s expectations.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has transferred to the customer, the selling price is fixed or determinable, and collectability is reasonably assured.

Sales of Keurig Single-Cup coffee brewers, K-Cup® portion packs and other coffee products are recognized net of an allowance for returns. The Company estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.

The Company’s customers, and the Keurig AH retail channel’s end customers, whose sales are processed by the fulfillment entities, can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts and volume based incentive programs.

SCBU

At-Home Channel

The at-home sales channel consists primarily of sales of coffee, cocoa, teas and other beverages in K-Cup portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags to supermarkets, grocery stores and warehouse club stores in the United States and Canada. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Commercial (Away-From-Home Channel)

The away-from-home channel consists primarily of sales of coffee, cocoa, teas and other beverages in K-Cup portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs to office coffee distributors, convenience stores, restaurants and hospitality accounts. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

SCBU processes and fulfills orders received from its website and revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Keurig

Retail (At-Home Channel)

The retail sales channel consists primarily of sales processed by our fulfillment entities of AH brewers, coffee, cocoa, teas and other beverages in K-Cup® portion packs and accessories made to major retailers. Keurig relies on a single order fulfillment entity, M.Block & Sons (“MBlock”), to process the majority of sales orders for its AH single-cup business with retailers in the United States. In addition, Keurig relies on a single order fulfillment entity similar to MBlock to process the majority of sales orders for its AH single-cup business with retailers in Canada. The fulfillment entities receive and fulfill sales orders and invoice retailers. All inventories maintained at the third party fulfillment locations are owned by the Company until the fulfillment entity processes the orders and ships the product to the retailer. Title to the product passes to the fulfillment entity immediately before shipment to the retailers. The Company recognizes revenue when the fulfillment entities ship the product based on the contractual shipping terms, which generally are upon product shipment, and when all other revenue recognition criteria are met.

Commercial (Away-From-Home Channel)

All commercial brewers are sold to Keurig Authorized Distributors (KAD’s). Revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

Keurig processes orders received from its website, which are fulfilled by a third party fulfillment entity. Revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Royalty revenue

Roasters licensed by Keurig to manufacture and sell K-Cup portion packs, both to Keurig for resale and to their other coffee customers, are obligated to pay a royalty to Keurig upon shipment to their customer. Keurig records royalty revenue upon shipment of K-Cup portion packs by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements. For shipments of K-Cup portion packs to Keurig for resale, this royalty payment is recorded as a reduction to the carrying value of the related K-Cup portion packs in inventory.

Cost of Sales

Cost of sales for the Company consists of the cost of raw materials including coffee beans, cocoa, flavorings and packaging materials; a portion of our rental expense; production, warehousing and distribution costs which include salaries; distribution and merchandising personnel; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; fulfillment charges (including those paid to third-parties or to fulfillment entities); warranty expense; and freight, duties and delivery expenses. All shipping and handling expenses are also included as a component of cost of sales.

Product Warranty

The Company provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company’s expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues. We currently believe our warranty reserves are adequate; however, there can be no assurance that we will not experience some additional warranty expense in future periods.

Fulfillment Fees

As the Company considers its demand forecasts for AH brewers and K-Cup portion packs sold by retailers in the United States, it ships inventories primarily to MBlock and retains title to such inventories at MBlock’s warehouses until the sale of products to retailers are processed and shipped by MBlock. The fulfillment fee paid to MBlock is included as a component of cost of sales at the time the revenue is recognized. MBlock generally accepts all credit risk on sales to these retailers. The Company’s Canadian fulfillment entity functions similar to MBlock.

Advertising Costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 25, 2010 and September 26, 2009, prepaid advertising costs of $1.8 million and $1.3 million, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $52.9 million, $27.4 million, and $15.9 million, for the years ended September 25, 2010, September 26, 2009 (as restated), and September 27, 2008 (as restated), respectively.

Self Insurance Reserves

The Company insures certain healthcare benefits provided to employees. Liabilities associated with the risks that are retained by the Company are estimated primarily by considering historical claims experience and other assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Significant Customer Credit Risk and Supply Risk

The majority of the Company’s customers are located in North America. With the exception of MBlock as described below, concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company’s customer base. The Company does not require collateral from customers as ongoing credit evaluations of customers’ payment histories are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Keurig procures the brewers it sells from a third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $380.5 million and $176.6 million in fiscal 2010 and fiscal 2009, respectively.

The Company relies on MBlock to process the majority of sales orders for our AH single-cup business with retailers in the United States. The Company is subject to significant credit risk regarding the creditworthiness of MBlock and, in turn, the creditworthiness of the retailers. Sales processed by MBlock to retailers amounted to $588.0 million and $282.5 million and the Company’s account receivables due from MBlock amounted to $81.6 million and $46.3 million at September 25, 2010, September 26, 2009, respectively. In addition, the Company’s sales processed by MBlock to Bed Bath & Beyond of its AH brewers and K-Cup® portion packs represented approximately 14% of the Company’s consolidated net sales for fiscal 2010 and fiscal 2009.

Research & Development

Research and development expenses are charged to income as incurred. These expenses amounted to $12.5 million in fiscal 2010, $6.1 million in fiscal 2009, and $4.1 million in fiscal 2008. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. This new guidance retains the fundamental requirements in previous guidance for business combinations requiring that the use of the purchase method be used for all business combinations. The acquirer is required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Additionally, among other requirements, business combinations now require that acquisition costs are expensed as incurred, the recognition of contingencies, restructuring costs must generally be expensed and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. For acquisitions completed prior to September 27, 2009, the new guidance requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of certain letters of credit and are detailed in Note 11, Long-Term Debt, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. We do not have, nor do we engage in, transactions with any special purpose entities.

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating Timothy’s and Diedrich’s, and Van Houtte if consummated, wholesale operations and capacity into the Company’s business, the Company’s success in introducing and producing new product offerings, the ability of lenders to honor their commitments under the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, Keurig’s ability to continue to grow and build profits with its roaster partners in the At Home and Away from Home businesses, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, the impact of the inquiry initiated by the SEC and any related litigation or additional governmental investigative or enforcement proceedings, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this filing. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly earnings releases.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to our operations result primarily from changes in interest rates and the commodity “C” price of coffee (the price per pound quoted by the Intercontinental Exchange). To address these risks, we enter into hedging transactions as described below. We do not use financial instruments for trading purposes.

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

	Expected maturity date
	2011	2012	2013	2014	2015	Total
Long-term debt:
Variable rate (in thousands)	$19,000	$19,000	$276,700	$—	$—	$314,700
Average interest rate	3.5%	3.0%	2.0%	—	—	2.2%
Fixed rate (in thousands)	$9	$4	$39,800	$—	$—	$39,813
Average interest rate	9.1%	9.1%	5.7%	—	—	5.7%

At September 25, 2010, we had $314.7 million outstanding under our Credit Facility subject to variable interest rates. Should interest rates (Libor and Prime rates) increase by 100 basis points, we would incur additional interest expense of $3.1 million annually. At September 26, 2009, we had $2.3 million subject to variable interest rates. As discussed further under the heading “Liquidity and Capital Resources” the Company is party to interest rate swap agreements.

The total notional amounts of these swaps at September 25, 2010, and September 26, 2009, was $79.8 million and $75.7 million, respectively. On September 25, 2010, the effect of these swaps was to limit the interest rate exposure on the outstanding balance of the Credit Facility to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $19.8 million; 1.4% on $40.0 million; and 3.9% on $20.0 million. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from June 2011 through December 2012.

Commodity price risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “C” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the market. At September 25, 2010, the Company had approximately $204.0 million in green coffee purchase commitments, of which approximately 54% had a fixed price. At September 29, 2009, the Company had approximately $90.8 million in green coffee purchase commitments, of which approximately 46% had a fixed price.

Commodity price risks at September 25, 2010 are as follows:

Purchase commitments	Total Cost(1)	Pounds	"c" Price Range
Fixed	$110,805	52,037	$0.87 - $2.66
Variable	$93,149	38,631	$1.64 - $1.82

	$203,954	90,668

(1)	Total coffee costs typically include a premium or “differential” in addition to the “C” price.

Additionally, total coffee pounds include $13.5 million in fixed coffee prices (6.7 million pounds) that are not determined by the “C” price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales. There were no coffee futures contracts outstanding at September 25, 2010. At September 26, 2009, we held outstanding futures contracts covering 1,125,000 pounds of coffee with a fair market value of $90,000, gross of tax.

Foreign currency exchange rate risk

Internationally we currently operate in Canada. We also source our green coffee and brewers from international markets. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. Currently, our Canadian foreign exchange risk is minimal as the functional currency of our Canadian operations is USD. In addition, our green coffee and brewer purchases are transacted in USD.

As described in Note 14, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements contained in Part II; Item 8 of this Annual Report on Form 10-K, the company has entered into certain foreign currency option contracts to hedge certain foreign currency exposures denominated in Canadian dollars. These foreign currency option contracts are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in other income (expense), net in the Consolidated Statements of Operations. The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes.

The market risk associated with the foreign exchange option contracts resulting from currency exchange rate movements is expected to mitigate the market risk of the underlying obligation being hedged. On September 14, 2010, the Company agreed to purchase all of the issued and outstanding shares of capital stock of Van Houtte for a total purchase price of $915.0 million Canadian dollars. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our obligation in U.S. dollars by approximately $91.5 million.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Background

As previously reported in the Company’s Current Report on Form 8-K filed on November 19, 2010, on November 15, 2010, the board of directors of the Company, based on the recommendation of the audit committee and in consultation with management, concluded that the Company’s previously issued financial statements for the fiscal years ended September 30, 2006, September 29, 2007, September 27, 2008 and September 26, 2009 and the first three fiscal quarters of 2010 should be restated in order to correct certain identified errors. Accordingly, the Company has restated its previously issued financial statements for those periods. See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 3, Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 25, 2010. The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of these material weaknesses, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 25, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, management identified the following material weaknesses as of September 25, 2010 in the Company’s internal control over financial reporting, principally related to the Company’s period-end financial reporting and consolidation processes.

1.	Financial statement consolidation process. The Company did not have effective controls to ensure the completeness and accuracy of the accounting for intercompany transactions in its financial statement consolidation process. The method used to identify all intercompany transactions between the business segments for purposes of performing required eliminations, and to process and to document the eliminations, was not accurately designed and adequately performed during each reporting period.

2.	Accruals related to marketing and customer incentive programs. The Company did not have effective controls to ensure the completeness, accuracy and proper classification of certain marketing and customer incentive programs and related accrued liabilities. There was a lack of adequate communication between the accounting function to gather the appropriate information from the sales and marketing functions to accurately classify these liabilities and an insufficient number of personnel with an appropriate level of GAAP knowledge and experience evaluating the transactions related to these programs.

These material weaknesses resulted in the misstatement and audit adjustments of financial statement line items and related financial disclosures, as disclosed in Note 3, Restatement of Previously Issued Financial Statements, to our consolidated financial statements.

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of September 25, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 25, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management believes that these material weaknesses arose due to the Company’s rapid growth, both organically and through acquisitions, outpacing the development of the Company’s accounting infrastructure.

Management’s planned actions to further address these issues in fiscal 2011 include:

•	the addition of more experienced accounting staff at the Company’s enterprise and business segment levels;

•

a formal training program for all accounting and finance personnel, so that they remain current with accounting rules, regulations and trends as well as a formal training program for sales and marketing personnel;

•

a thorough review of the finance and accounting departments to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication and processes are as effective as possible;

•

a thorough review of the processes and procedures used in the Company’s intercompany accounting, including an evaluation of possible methods to simplify and automate certain aspects of the intercompany accounting;

•	development of a standardized method for the review, approval, and tracking of retail customer marketing and incentive programs, pricing and other key terms and conditions; and

•

an evaluation of the Company’s key accounting policies to ensure that they are documented and standardized across business units, circulated within the appropriate Company constituencies, and reviewed and updated on a periodic basis with an view towards the interrelations of the policies across the enterprise.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Diedrich (acquired on May 11, 2010) was migrated onto the Company’s common information technology (“IT”) platform effective September 26, 2010, the beginning of fiscal year 2011. Diedrich is a wholly owned subsidiary whose total assets and total net sales represent 3% and 2%, respectively, of the total consolidated financial statement amounts as of and for the year ended September 25, 2010.

Timothy’s (acquired on November 13, 2009) has not yet been migrated onto the Company’s IT platform. Timothy’s is a wholly owned subsidiary whose total assets and total net sales represent 2% and 4%, respectively, of the total consolidated financial statement amounts as of and for the year ended September 25, 2010.

In accordance with publicly available guidance from the SEC, management excluded Timothy’s and Diedrich from its evaluation of internal control over financial reporting because each was acquired by the Company in purchase business combinations during fiscal year 2010. Commencing in fiscal year 2011, Diedrich will be tested as part of the SCBU internal control testing plan and Timothy’s will be evaluated based on materiality for inclusion in our fiscal year 2011 internal control testing plan.

No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 25, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information regarding the Company’s executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held in March 2011, which will be filed not later than 120 days after the close of our fiscal year ended September 25, 2010 (the “Definitive Proxy Statement”).

For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 13, 2002).

3.1.1	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 6, 2007 (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the 12 weeks ended March 31, 2007).

3.1.2	Certificate of Amendment to Certificate of Incorporation, as amended, dated March 11, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 16, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

3.3	Certificate of Merger (incorporated by reference to Exhibit 3.3 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 2003).

4.1	Amended and Restated Revolving Credit Agreement dated as of December 3, 2007 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and the other lender parties thereto (incorporated by reference to Exhibit 4.1 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2007).

4.1.1	Amendment No. 1 dated July 18, 2008 to Amended and Restated Revolving Credit Agreement dated as of December 3, 2007 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and the other lender parties thereto (incorporated by reference to Exhibit 4.2 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

4.1.2	Agreement to Exercise Facility Increase Option and Amendment No. 2 dated June 29, 2009 to Amended and Restated Revolving Credit Agreement dated December 3, 2007 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and other lender parties thereto (incorporated by reference to Exhibit 4.1 in the Quarterly Report on Form 10-Q for the quarter ended June 27, 2009).

4.1.3	Amendment No. 3 dated May 11, 2010 to Amended and Restated Revolving Credit Agreement dated December 3, 2007 among Green Mountain Coffee Roasters, Inc., its guarantor subsidiaries, Bank of America, N.A., Banc of America Securities LLC and the other lender parties thereto.

10.1	Amended and Restated Lease Agreement, dated November 6, 2007 between Pilgrim Partnership L.L.C. and Green Mountain Coffee, Inc. (incorporated by reference to Exhibit 10.1 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2007).

10.2	Green Mountain Coffee Roasters, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).*

10.3	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*

(a) Form of Stock Option Agreement.*

10.4	Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

Exhibit No.	Exhibit Title
10.5	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*

(a) Form of Stock Option Agreement*

10.6	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Plan. (incorporated by reference to Exhibit 10.6 in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.6.1	Amendment to Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Plan. (incorporated by reference to Exhibit 10.6.1 in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.7	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.8	Loan Agreement by and between the Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.9	2002 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*

10.10	Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.11	Letter from Green Mountain Coffee Roasters, Inc. to Frances G. Rathke re: Deferred Compensation Agreement dated as December 7, 2006 (incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*

10.12	Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

10.13	Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2010).*

10.14	Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 22, 2006).*

10.15	Keurig, Incorporated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on June 22, 2006).*

10.16	Employment Agreement dated May 3, 2007 between Green Mountain Coffee Roasters, Inc. and Lawrence J. Blanford (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended September 28, 2007).*

10.17	Lease Agreement dated August 16, 2007 between Keurig, Incorporated and Brookview Investments, LLC. (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 28, 2007).

10.18	2008 Change-In-Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).

10.19	Green Mountain Coffee Roasters, Inc. Senior Executive Officer Short Term Incentive Compensation Plan (incorporated by reference to Appendix D of the Definitive Proxy Statement for the March 13, 2008 Annual Meeting of Stockholders).*

Exhibit No.	Exhibit Title
10.20	Agreement of Sale dated June 2, 2008 by and between MS Plant, LLC and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.21	Settlement and License Agreement dated October 23, 2008 by and between Keurig, Incorporated and Kraft Foods Inc., Kraft Foods Global Inc., and Tassimo Corporation (incorporated by reference to Exhibit 10.27 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

10.22	Letter from Green Mountain Coffee Roasters, Inc. to Scott McCreary re: Offer Letter dated as September 10, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 27, 2008).*

10.23	Letter from Green Mountain Coffee Roasters, Inc. to Howard Malovany re: Offer Letter dated as January 8, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.24	Letter from Green Mountain Coffee Roasters, Inc. to Michelle Stacy re: Offer Letter dated as March 16, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.25	Letter from Green Mountain Coffee Roasters, Inc. to Scott McCreary re: Letter Amendment dated as December 29, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.26	Letter from Green Mountain Coffee Roasters, Inc. to Steve Sabol re: Letter Amendment dated as December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.27	Share Purchase Agreement dated November 13, 2009 by and between Timothy’s Coffees of the World, Inc., World Coffee Group S.á.r.l., Green Mountain Coffee Roasters, Inc. and Timothy’s Acquisition Corporation (incorporated by reference to Exhibit 2.1 on Form 8-K filed on November 13, 2009).

10.28	Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2010).

10.29	Registration Rights Agreement dated September 28, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc.

10.30	Form of Indemnification Agreement dated August 10, 2010 by and between the Directors of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc.

10.31	Form of Indemnification Agreement dated August 10, 2010 by and between the Executive Officers of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc.

10.32	Share Purchase Agreement dated September 14, 2010 by and between LJVH S.á.r.l., Fonds de solidarité des Travailleurs du Québec (F.T.Q.), LJ Coffee Agent, LLC, Green Mountain Coffee Roasters, Inc., and SSR Acquisition Corporation.

21.	Subsidiary List.

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Title
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

By:	/s/ Frances G. Rathke
FRANCES G. RATHKE Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence J. Blanford LAWRENCE J. BLANFORD	President, Chief Executive Officer and Director (Principal Executive Officer)	December 5, 2010

/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	December 5, 2010

/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors and Founder	December 5, 2010

/s/ Barbara Carlini BARBARA CARLINI	Director	December 5, 2010

/s/ Douglas Daft DOUGLAS DAFT	Director	December 5, 2010

/s/ William D. Davis WILLIAM D. DAVIS	Director	December 5, 2010

/s/ Jules A. del Vecchio JULES A. DEL VECCHIO	Director	December 5, 2010

/s/ Michael Mardy MICHAEL MARDY	Director	December 5, 2010

/s/ Hinda Miller HINDA MILLER	Director	December 5, 2010

/s/ David E. Moran DAVID E. MORAN	Director	December 5, 2010

Green Mountain Coffee Roasters, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Green Mountain Coffee Roasters, Inc.

In our opinion, the accompanying consolidated financial statements listed in accompanying index on page F-1 present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. and its subsidiaries at September 25, 2010 and September 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the financial statement consolidation process and marketing and customer incentive program accruals existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the September 25, 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2007, 2008 and 2009 financial statements to correct errors.

As discussed in Note 2 to the consolidated financial statements, effective September 27, 2009, the Company has changed the manner in which it accounts for business combinations.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Timothy’s Coffee of the World, Inc. and Diedrich Coffee, Inc. from its assessment of internal control over financial reporting as of September 25, 2010 because they were acquired by the Company in a purchase business combination during 2010. We have also excluded Timothy’s Coffee of the World, Inc. and Diedrich Coffee, Inc. from our audit of internal control over financial reporting. Timothy’s Coffee of the World, Inc. is a wholly owned subsidiary whose total assets and total net sales represent 2% and 4%, respectively of the total consolidated financial statement amounts as of and for the year-ended September 25, 2010. Diedrich Coffee, Inc. is a wholly owned subsidiary whose total assets and total net sales represent 3% and 2%, respectively, of the total consolidated financial statement amounts as of and for the year ended September 25, 2010.

We do not express an opinion or offer any other form of assurance on management’s statement referring to the Company’s plan for remediation of the material weaknesses in internal control over financial reporting.

/s/ PricewaterhouseCoopers LLP

Boston, MA

December 9, 2010

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	September 25, 2010	September 26, 2009 (As Restated)

Assets
Current assets:
Cash and cash equivalents	$4,401	$241,811
Restricted cash and cash equivalents	355	280
Short-term investments	—	50,000
Receivables, less uncollectible accounts and return allowances of $14,056 and $4,792 at September 25, 2010 and September 26, 2009, respectively	172,200	91,559
Inventories	262,478	132,182
Income taxes receivable	5,350	—
Other current assets	23,488	11,384
Deferred income taxes, net	26,997	10,151

Total current assets	495,269	537,367
Fixed assets, net	258,923	135,981
Intangibles, net	220,005	36,478
Goodwill	386,416	99,600
Other long-term assets	9,961	3,979

Total assets	$1,370,574	$813,405

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$19,009	$5,030
Accounts payable	139,220	79,772
Accrued compensation costs	24,236	17,264
Accrued expenses	49,279	19,895
Income tax payable	1,934	1,225
Other short-term liabilities	4,377	3,257

Total current liabilities	238,055	126,443
Long-term debt	335,504	73,013
Deferred income taxes, net	92,579	26,599
Other long-term liabilities	5,191	—
Commitments and contingencies (See Notes 6 and 22)
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued—132,823,585 and 130,811,052 shares at September 25, 2010 and September 26, 2009, respectively	13,282	13,081
Additional paid-in capital	473,749	441,875
Retained earnings	213,844	134,338
Accumulated other comprehensive loss	(1,630)	(1,870)
ESOP unallocated shares, at cost—0 and 38,060 shares at September 25, 2010 and September 26, 2009, respectively	—	(74)

Total stockholders’ equity	699,245	587,350

Total liabilities and stockholders’ equity	$1,370,574	$813,405

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Fifty-two weeks ended September 25, 2010	Fifty-two weeks ended September 26, 2009 (As Restated)	Fifty-two weeks ended September 27, 2008 (As Restated)
Net sales	$1,356,775	$786,135	$492,517
Cost of sales	931,017	540,744	318,477

Gross profit	425,758	245,391	174,040
Selling and operating expenses	186,418	121,350	90,882
General and administrative expenses	100,568	47,655	38,480
Patent litigation (settlement) expense	—	(17,000)	3,279

Operating income	138,772	93,386	41,399
Other income (expense)	(269)	(662)	(235)
Interest expense	(5,294)	(4,693)	(5,705)

Income before income taxes	133,209	88,031	35,459
Income tax expense	(53,703)	(33,592)	(13,790)

Net income	$79,506	$54,439	$21,669

Basic income per share:
Weighted average shares outstanding	131,529,412	113,979,588	107,774,091
Net income	$0.60	$0.48	$0.20

Diluted income per share:
Weighted average shares outstanding	137,834,123	120,370,659	115,041,510
Net income	$0.58	$0.45	$0.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Stockholders’ Equity

For the three years in the period ended September 25, 2010 (Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other compre- hensive (loss)	ESOP unallocated shares		Treasury stock		Stockholders’ Equity

	Shares	Amount				Shares	Amount	Shares	Amount
Balance at September 29, 2007, as reported	121,554,523	$12,155	$36,018	$58,981	$(512)	(104,778)	$(208)	(15,626,979)	$(7,336)	$99,098
Correction of prior period errors	—	$—	$—	$(751)	$—	—	$—	—	$—	(751)

Balance at September 29, 2007, as restated	121,554,523	$12,155	$36,018	$58,230	$(512)	$(104,778)	$(208)	(15,626,979)	$(7,336)	$98,347
Options exercised	3,174,957	318	3,310							3,628
Issuance of common stock under employee stock purchase plan	341,919	34	1,992							2,026
Allocation of ESOP shares			153			23,197	47			200
Tax expense from allocation of ESOP shares			(61)							(61)
Stock compensation expense			6,348							6,348
Tax benefit from exercise of options			5,782							5,782
Deferred compensation expense			107							107
Other comprehensive income, net of tax					93					93
Net income, as restated	—	—	—	21,669	—	—	—	—	—	21,669

Balance at September 27, 2008, as restated	125,071,399	12,507	53,649	79,899	(419)	(81,581)	(161)	(15,626,979)	(7,336)	138,139
Options exercised	3,802,368	381	5,391							5,772
Issuance of common stock under employee stock purchase plan	314,265	31	2,447							2,478
Allocation of ESOP shares			912			43,521	87			999
Issuance of common stock for public equity offering	1,623,020	162	34,631							34,793
Issuance of common stock from treasury for public equity offering			327,664					15,626,979	7,336	335,000
Stock compensation expense			6,697							6,697
Tax benefit from exercise of options			10,362							10,362
Deferred compensation expense			122							122
Other comprehensive loss, net of tax					(1,451)					(1,451)
Net income, as restated	—	—	—	54,439	—	—	—	—	—	54,439

Balance at September 26, 2009, as restated	130,811,052	$13,081	$441,875	$134,338	$(1,870)	(38,060)	$(74)	—	$—	$587,350
Options exercised	1,840,661	184	4,586							4,770
Issuance of common stock under employee stock purchase plan	171,872	17	3,999							4,016
Allocation of ESOP shares			1,302			38,060	74			1,376
Stock compensation expense			7,949							7,949
Tax benefit from exercise of options			13,877							13,877
Deferred compensation expense			161							161
Other comprehensive income, net of tax					240					240
Net income	—	—	—	79,506	—	—	—	—	—	79,506

Balance at September 25, 2010	132,823,585	$13,282	$473,749	$213,844	$(1,630)	—	$—	—	$—	$699,245

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Fifty-two weeks ended September 25, 2010	Fifty-two weeks ended September 26, 2009 (As Restated)	Fifty-two weeks ended September 27, 2008 (As Restated)
Net income	$79,506	$54,439	$21,669
Other comprehensive income, net of tax:
Deferred gain (loss) on derivatives designated as cash flow hedges	352	(1,715)	87
(Gain) loss on derivatives designated as cash flow hedges reclassified to net income	(112)	264	6

Other comprehensive (loss) gain	240	(1,451)	93

Comprehensive income	$79,746	$52,988	$21,762

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fifty-two weeks ended September 25, 2010	Fifty-two weeks ended September 26, 2009 (As Restated)	Fifty-two weeks ended September 27, 2008 (As Restated)
Cash flows from operating activities:
Net income	$79,506	$54,439	$21,669
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	29,484	17,987	13,500
Amortization of intangibles	14,973	5,318	4,812
Loss on disposal of fixed assets	573	679	201
Provision for doubtful accounts	610	243	1,159
Provision for sales returns	40,139	15,943	8,251
(Gain) Loss on futures derivatives	(188)	264	6
Tax (expense) from exercise of non-qualified options and disqualified dispositions of incentive stock options	(713)	(399)	(386)
Excess tax benefits from equity-based compensation plans	(14,590)	(10,761)	(6,168)
Tax expense from allocation of ESOP shares	—	(3)	(61)
Deferred income taxes	(6,931)	1,683	549
Deferred compensation and stock compensation	8,110	6,819	6,455
Contributions to the ESOP	1,376	1,000	200
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(102,297)	(52,963)	(24,819)
Inventories	(116,653)	(47,650)	(44,662)
Income tax payable, net	10,065	10,769	6,422
Other current assets	(10,767)	(3,703)	(1,896)
Other long-term assets, net	(4,487)	1,769	(660)
Accounts payable	32,844	25,834	8,667
Accrued compensation costs	(1,830)	6,147	4,090
Accrued expenses	23,405	5,083	4,617
Other short-term liabilities	1,645	—	—
Other long-term liabilities	5,191	—	—

Net cash (used in) provided by operating activities	(10,535)	38,498	1,946
Cash flows from investing activities:
Proceeds from sale of short-term investments	50,000	—	—
Proceeds from receipt of note receivable	1,788	—	—
Acquisition of Timothy’s Coffee of the World Inc.	(154,208)	—	—
Acquisition of Tully’s Coffee Corporation	—	(41,361)	—
Acquisition of Diedrich Coffee, Inc.	(305,261)	—	—
Purchases of short-term investments	—	(50,000)	—
Capital expenditures for fixed assets	(118,042)	(48,298)	(48,718)
Proceeds from disposal of fixed assets	526	162	407

Net cash used in investing activities	(525,197)	(139,497)	(48,311)
Cash flows from financing activities:
Net change in revolving line of credit	145,000	(95,500)	33,500
Proceeds from issuance of common stock under compensation plans	8,788	8,253	5,653
Proceeds from issuance of common stock for public equity offering	—	386,688	—
Financing costs in connection with public equity offering	—	(16,895)	—
Excess tax benefits from equity-based compensation plans	14,590	10,761	6,168
Capital lease obligations	(217)	—	—
Proceeds from borrowings of long-term debt	140,000	50,000	—
Deferred financing fees	(1,339)	(1,084)	(907)
Repayment of long-term debt	(8,500)	(217)	(63)

Net cash provided by financing activities	298,322	342,006	44,351
Net (decrease) increase in cash and cash equivalents	(237,410)	241,007	(2,014)
Cash and cash equivalents at beginning of period	241,811	804	2,818

Cash and cash equivalents at end of period	$4,401	$241,811	$804

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,486	$5,118	$6,087
Cash paid for income taxes	$42,313	$20,368	$6,701
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$28,424	$12,509	$5,203
Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$1,533	$210	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business and Organization

Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, “the Company”) is a leader in the specialty coffee and coffee maker businesses. Green Mountain Coffee Roasters, Inc. is a Delaware corporation.

The Company manages its operations through two business segments, Specialty Coffee business unit (“SCBU”) and Keurig business unit (“Keurig”).

SCBU sources, produces and sells coffee, cocoa, teas and other beverages in K-Cup portion packs and coffee in more traditional packaging, including whole bean and ground coffee selections in bags and ground coffee in fractional packs, for use both at-home (“AH”) and away-from-home (“AFH”). These varieties are sold primarily in North American wholesale channels, including supermarkets and convenience stores, in restaurants and hospitality, to office coffee distributor and directly to consumers via its website www.greenmountaincoffee.com. In addition, SCBU sells Keurig single-cup brewers and other accessories directly to consumers and to supermarkets.

Keurig, a pioneer and leading manufacturer of gourmet single-cup brewing systems, targets its premium patented single-cup brewing systems for use both AH and AFH, mainly in North America. Keurig sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup portion packs produced by SCBU and other licensed roasters to retailers by principally processing its sales orders through fulfillment entities for the AH channels. Keurig sells AFH single-cup brewers to distributors for use in offices. Keurig also sells AH brewers, a limited number of AFH brewers and K-Cup portion packs directly to consumers. Keurig earns royalty income from K-Cup portion packs when shipped by its licensed roasters, except for shipments of K-Cup portion packs by third party roasters to Keurig, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by Keurig.

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2010, 2009 and fiscal 2008 represent the years ended September 25, 2010, September 26, 2009, and September 27, 2008, respectively. Each of these fiscal years consists of 52 weeks.

2.	Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of Green Mountain Coffee Roasters, Inc. and its wholly owned subsidiaries. The Company has significant intercompany transactions and all intercompany transactions and accounts have been eliminated in consolidation. The Company currently does not have any entities accounted for on the equity method or the cost method.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Business Combinations

The Company uses the acquisition method in accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The Company engages a third party valuation firm to assist in determining the fair values of the assets and liabilities acquired particularly in the area of intangible assets. This valuation process involves making significant estimates which are based on interviews with management and detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost saving that are expected to be derived in the future.

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

Inventories

Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers and packaging materials. Inventories are stated at the lower of cost or market. Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in first-out). The Company regularly review whether the net realizable value of our inventory is lower than its carrying value. If our valuation shows that the net realizable value is lower than carrying value, the Company takes a charge to expense and directly reduce the value of the inventory.

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

The fair values of short-term investments and derivative financial instruments have been determined using market information and valuation methodologies. Changes in assumptions or estimates could affect the

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

determination of fair value, however, management does not believe any such changes would have a material impact on the Company’s financial condition, results of operations or cash flows. The fair values of short-term investments and derivative financial instruments are disclosed in Note 15, Fair Value Measurements, in the Consolidated Financial Statements included in this Annual Report.

Derivative Instruments

From time to time, the Company enters into coffee futures contracts to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. Coffee purchases are generally denominated in the U.S. dollar. The Company also enters into interest rate derivatives to hedge against unfavorable changes in interest rates and foreign currency derivatives to hedge against unfavorable changes in foreign currency exchange rates. Certain of these derivative instruments qualify for hedge accounting if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, the Company would record the changes in the fair value of the derivative instruments directly to earnings. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 14, Derivative Financial Instruments, in the Consolidated Financial Statements included in this Annual Report.

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

Foreign currency derivative contracts which are entered into to hedge foreign currency exposures related to anticipated acquisitions are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in other income (expense), net in the Consolidated Statements of Operations.

The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes.

Deferred Financing Costs

Deferred financing costs consist of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using a method that approximates the effective interest rate method. Deferred financing costs included in other long-term assets in the accompanying consolidated balance sheet at September 25, 2010 and September 26, 2009 were $2.8 million and $2.3 million, respectively.

Goodwill and Intangibles

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives. The Company

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

currently has no indefinite life intangible assets other than goodwill. The Company conducted its annual impairment test of goodwill as of September 25, 2010. If the carrying amount of the goodwill exceeds the estimated fair value, the impairment would be charged to earnings to reduce the carrying value of the goodwill to its fair value. The fair value of the reporting units was estimated using a discounted cash flow model. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model including discount rate, sales volume and prices, costs to produce and working capital changes. There was no impairment of goodwill in fiscal 2010, 2009 or 2008.

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

Provision for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. The Company’s losses related to collection of trade accounts receivables have consistently been within management’s expectations.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has transferred to the customer, the selling price is fixed or determinable, and collectability is reasonably assured.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Sales of single cup coffee brewers, K-Cup portion packs and other coffee products are recognized net of an allowance for returns. The Company estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.

The Company’s customers and, the Keurig AH retail channel’s end customers, whose sales are processed by the fulfillment entities, can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts and volume based incentive programs.

SCBU

At-Home Channel

The At-Home sales channel consists primarily of sales of coffee, cocoa, teas and other beverages in K-Cup portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags to supermarkets, grocery stores and warehouse club stores in the United States and Canada. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Commercial (Away-From-Home Channel)

The Away-From- Home channel consists primarily of sales of coffee, cocoa, teas and other beverages in K-Cup portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs to office coffee distributors, convenience stores, restaurants and hospitality accounts. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

SCBU processes and fulfills orders received from its website and revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Keurig

Retail (At-Home Channel)

The retail sales channel consists primarily of sales processed by our fulfillment entities of AH brewers, coffee, cocoa, teas and other beverages in K-Cup® portion packs and accessories made to major retailers. Keurig relies on a single order fulfillment entity, M.Block & Sons (“MBlock”), to process the majority of sales orders for its AH single-cup business with retailers in the United States. In addition, Keurig relies on a single order fulfillment entity similar to MBlock to process the majority of sales orders for its AH single-cup business with retailers in Canada. The fulfillment entities receive and fulfill sales orders and invoice retailers. All inventories maintained at the third party fulfillment locations are owned by the Company until the fulfillment entity processes the orders and ships the product to the retailer. Title to the product passes to the fulfillment entity immediately before shipment to the retailers. The Company recognizes revenue when the fulfillment entities ship the product based on the contractual shipping terms, which generally are upon product shipment, and when all other revenue recognition criteria are met.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Commercial (Away-From-Home Channel)

All commercial brewers are sold to Keurig Authorized Distributors (KAD’s). Revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

Keurig processes orders received from its website, which are fulfilled by a third party fulfillment entity. Revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Royalty revenue

Roasters licensed by Keurig to manufacture and sell K-Cup portion packs, both to Keurig for resale and to their other coffee customers, are obligated to pay a royalty to Keurig upon shipment to their customer. Keurig records royalty revenue upon shipment of K-Cup portion packs by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements. For shipments of K-Cup portion packs to Keurig for resale, this royalty payment is recorded as a reduction to the carrying value of the related K-Cup portion packs in inventory.

Cost of Sales

Cost of sales for the Company consists of the cost of raw materials including coffee beans, cocoa, flavorings and packaging materials; a portion of our rental expense; production, warehousing and distribution costs which include salaries; distribution and merchandising personnel; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; fulfillment charges (including those paid to third-parties or to fulfillment entities); warranty expense; and freight, duties and delivery expenses. All shipping and handling expenses are also included as a component of cost of sales.

Product Warranty

The Company provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company’s expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues. The Company currently believes its warranty reserves are adequate; however, there can be no assurance that the Company will not experience some additional warranty expense in future periods.

Fulfillment Fees

As the Company considers its demand forecasts for AH brewers and K-Cup portion packs sold by retailers in the United States, it ships inventories primarily to MBlock and retains title to such inventories at MBlock’s warehouses until the sale of products to retailers are processed and shipped by MBlock. The fulfillment fee paid to MBlock is included as a component of cost of sales at the time the revenue is recognized. MBlock generally accepts all credit risk on sales to these retailers. The Company’s Canadian fulfillment entity functions similar to MBlock.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Advertising Costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 25, 2010 and September 26, 2009, prepaid advertising costs of $1.8 million and $1.3 million, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $52.9 million, $27.4 million, and $15.9 million, for the years ended September 25, 2010, September 26, 2009 (as restated), and September 27, 2008 (as restated), respectively.

Self Insurance Reserves

The Company insures certain healthcare benefits provided to employees. Liabilities associated with the risks that are retained by the Company are estimated primarily by considering historical claims experience and other assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Significant Customer Credit Risk and Supply Risk

The majority of the Company’s customers are located in North America. With the exception of MBlock as described below, concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company’s customer base. The Company does not require collateral from customers as ongoing credit evaluations of customers’ payment histories are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Keurig procures the brewers it sells from a third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $380.5 million and $176.6 million in fiscal 2010 and fiscal 2009, respectively.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company relies on MBlock to process the majority of sales orders for our AH single-cup business with retailers in the United States. The Company is subject to significant credit risk regarding the creditworthiness of MBlock and, in turn, the creditworthiness of the retailers. Sales processed by MBlock to retailers amounted to $588.0 million and $282.5 million and the Company’s account receivables due from MBlock amounted to $81.6 million and $46.3 million at September 25, 2010, September 26, 2009, respectively. In addition, the Company’s sales processed by MBlock to Bed Bath & Beyond of its AH brewers and K-Cup® portion packs represented approximately 14% of the Company’s consolidated net sales for fiscal 2010 and fiscal 2009.

Research & Development

Research and development expenses are charged to income as incurred. These expenses amounted to $12.5 million in fiscal 2010, $6.1 million in fiscal 2009, and $4.1 million in fiscal 2008. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. This new guidance retains the fundamental requirements in previous guidance for business combinations requiring that the use of the purchase method be used for all business combinations. The acquirer is required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Additionally, among other requirements, business combinations now require that acquisition costs are expensed as incurred, the recognition of contingencies, restructuring costs must generally be expensed and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. For acquisitions completed prior to September 27, 2009, the new guidance requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition.

3.	Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of and for the fiscal years ended September 26, 2009 and September 27, 2008. In addition, the Company has restated its quarterly Consolidated Statements of Operations and Balance Sheets for each of the quarterly periods in fiscal 2009 and for the first three quarters of fiscal 2010, as presented in Note 24, Unaudited Quarterly Financial Data.

The restatements reflect adjustments to correct errors identified by management during the Company’s normal closing process, in the course of the Company’s regularly scheduled audit, and during the course of an internal investigation initiated by the audit committee of the board of directors of the Company in light of a previously disclosed inquiry by the staff of the Securities and Exchange Commission (“SEC”) Division of Enforcement. The audit committee of the Company’s board of directors has completed its investigation. The restatements reflect adjustments to correct errors in the Company’s intercompany eliminations; the classification and timing of the recognition of certain royalty revenues from unrelated third party roasters; the over or under accrual of certain marketing and customer incentive programs as well as the correction of

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

the classification of certain customer incentives from selling and operating expenses to a reduction in sales; and other miscellaneous adjustments. The effect of the restatements on the Company’s Balance Sheets is not material and the restatements have no effect on reported cash flow from operations. The nature and impact of these adjustments are described below and detailed in the tables below. Also see Note 24, Unaudited Quarterly Financial Data, for the impact of these adjustments on each of the quarterly periods.

Intercompany Eliminations

During the fourth quarter of fiscal 2010, the Company identified an error as a result of applying an incorrect standard cost to intercompany K-Cup portion pack inventory balances in consolidation. The SCBU business unit standard cost of K-Cup portion packs included the royalty fee due to the Keurig business unit, and management discovered that this royalty fee was not eliminated from K-Cup portion pack inventory balances. This error resulted in an overstatement of the consolidated inventory and an understatement of the cost of sales. During the close of the fiscal 2010 year, the Company also discovered an error in the application of an incorrect standard cost to intercompany Keurig brewer inventory balances held by SCBU in consolidation, which also resulted in an overstatement of consolidated inventory and an understatement of cost of sales. The cumulative effect of the errors over the restated periods resulted in a reduction to pre-tax income of approximately $8.0 million or approximately $4.9 million after income taxes. In addition, certain intercompany sales transactions were not properly eliminated, primarily in the first three quarters of fiscal 2010, resulting in an understatement of both sales and cost of sales of an equal amount of approximately $15.2 million over the restated periods and did not affect net income.

Timing of Recognition and Classification of Certain Royalties from Third Party Licensed Roasters

The Company receives royalties on K-Cup portion packs sold by third party roasters at the time of shipment in accordance with the terms and conditions of the licensing agreements with these roasters. The Company’s Keurig business segment purchases K-Cup portion packs directly from the third party licensed roasters to sell to its customers. Because royalties on K-Cup portion packs sold by third party roasters were earned at the time of shipment pursuant to the terms and conditions of the licensing agreements with these roasters, Keurig historically recorded these royalties at the time Keurig purchased the K-Cup portion packs from the licensed roasters and included them in net sales. Management has determined that the royalty should be recognized as a reduction to the carrying value of the related inventory which will reduce cost of sales when the K-Cup portion packs are sold to a third-party customer. The effect of the timing of the recognition of the royalty resulted in a $1.0 million reduction of pre-tax income or $0.7 million after income taxes, cumulative over the restated periods with a cumulative reduction in sales and cost of sales over the restated periods of approximately $39.7 million and $38.6 million, respectively.

Timing of Recognition and Classification of Certain Marketing and Customer Incentive Programs

Management discovered errors in recording certain marketing and customer incentive programs, which were generally accounted for as a selling and operating expense in the Company’s consolidated statements of operations. These programs include, but are not limited to, brewer mark-down support and funds for promotional and marketing activities. Management determined that a lack of adequate communication between the accounting function to gather the appropriate information from the sales and marketing functions resulted in expenses for certain of these programs being recorded in the wrong fiscal periods. The cumulative effect of the under-accrual of certain marketing and customer incentive program expenses over the restated periods resulted in a reduction to pre-tax income of approximately $1.4 million or approximately $0.9 million after income taxes. In addition, the Company has corrected the classification of

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

certain of these amounts as reductions to net sales instead of selling and operating expenses. Cumulatively over the restated periods, approximately $8.3 million has been classified as a reduction to net sales from selling and operating expenses.

The Company also identified an over-accrual of a liability related to certain customer incentive programs for SCBU that was due primarily to a failure to reverse an accrual related to certain customer incentive programs in the second fiscal quarter of 2010 resulting in a $0.7 million understatement of pre-tax income or approximately $0.4 million after income taxes. In addition, during fiscal 2009, the Company understated pre-tax income by approximately $0.9 million or approximately $0.5 million after income taxes due to an over-accrual of customer incentives. This over-accrual, which was identified and determined not to be material during the audit of the prior year financial statements, was initially reversed in the first quarter of 2010 and has now been reflected as part of the restatement in the fourth quarter of fiscal 2009.

Other Adjustments

In addition to the errors described above, the Company also included in the restated financial statements other adjustments related primarily to previously unrecorded immaterial adjustments identified during the audits of prior years’ financial statements. During fiscal 2008 the Company understated pre-tax income by $0.6 million due to an over-accrual of employee bonuses. This over-accrual was reversed in the first quarter of fiscal 2009. The restatement resulted in an increase to fiscal 2008 pre-tax income of $0.6 million and a corresponding decrease of the same amount in the first quarter of fiscal year 2009 pre-tax income. During fiscal years 2008 through the third quarter of fiscal 2010, the Company adjusted for the deferral of certain sales and costs related to a sales contract for which risk of loss had not yet transferred to the customer. The adjustment resulted in timing differences in when the sales and related cost of sales were recognized and resulted in a reduction to pre-tax income of approximately $0.1 million or $0.08 million after income taxes cumulative over the restated periods.

Certain of the adjustments described above, or portions thereof, relate to periods prior to fiscal 2008. The cumulative effect of those restatement adjustments on years prior to fiscal 2008 has been reflected as a $0.8 million reduction to retained earnings as of September 30, 2007 (the beginning of the Company’s 2008 fiscal year).

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The restated Consolidated Balance Sheet as of September 26, 2009 and the restated Consolidated Statements of Operations and Cash Flows for the fifty-two weeks ended September 26, 2009 and September 27, 2008 are presented below:

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheet

September 26, 2009

(Dollars in thousands)

	As Previously Reported on Form 10-K	Inter- Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$241,811	$—	$—	$—	$—	$241,811
Restricted cash and cash equivalents	280	—	—	—	—	280
Short-term investments	50,000	—	—	—	—	50,000
Receivables, less uncollectible accounts and return allowances of $4,792 at September 26, 2009	91,559	—	—	—	—	91,559
Inventories	137,294	(2,937)	(2,175)	—	—	132,182
Income taxes receivable	—	—	—	—	—	—
Other current assets	9,517	—	—	—	1,867	11,384
Deferred income taxes, net	10,151	—	—	—	—	10,151

Total current assets	540,612	(2,937)	(2,175)	—	1,867	537,367
Fixed assets, net	135,981	—	—	—	—	135,981
Intangibles, net	36,478	—	—	—	—	36,478
Goodwill	99,600	—	—	—	—	99,600
Other long-term assets	3,979	—	—	—	—	3,979

Total assets	$816,650	$(2,937)	$(2,175)	$—	$1,867	$813,405

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,030	$—	$—	$—	$—	$5,030
Accounts payable	79,772	—	—	—	—	79,772
Accrued compensation costs	17,264	—	—	—	—	17,264
Accrued expenses	18,570	—	—	(800)	2,125	19,895
Income tax payable	2,971	(1,122)	(829)	303	(98)	1,225
Other short-term liabilities	3,257	—	—	—	—	3,257

Total current liabilities	126,864	(1,122)	(829)	(497)	2,027	126,443
Long-term debt	73,013	—	—	—	—	73,013
Deferred income taxes, net	26,599	—	—	—	—	26,599
Other long-term liabilities	—	—	—	—	—	—
Commitments and contingencies (See Notes 6 and 22)
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—	—	—	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued—130,811,052 at September 26, 2009	13,081	—	—	—	—	13,081
Additional paid-in capital	441,875	—	—	—	—	441,875
Retained earnings	137,162	(1,815)	(1,346)	497	(160)	134,338
Accumulated other comprehensive loss	(1,870)	—	—	—	—	(1,870)
ESOP unallocated shares, at cost—38,060 at September 26, 2009	(74)	—	—	—	—	(74)

Total stockholders’ equity	590,174	(1,815)	(1,346)	497	(160)	587,350

Total liabilities and stockholders’ equity	$816,650	$(2,937)	$(2,175)	$—	$1,867	$813,405

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Fifty-two weeks ended September 26, 2009

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-K	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Net sales	$803,045	$1,363	$(14,188)	$(1,977)	$(2,108)	$786,135
Cost of sales	553,281	2,306	(12,990)	—	(1,853)	540,744

Gross profit	249,764	(943)	(1,198)	(1,977)	(255)	245,391
Selling and operating expenses	123,948	—	—	(2,598)	—	121,350
General and administrative expenses	47,103	—	—	—	552	47,655
Patent litigation (settlement) expense	(17,000)	—	—	—	—	(17,000)

Operating income	95,713	(943)	(1,198)	621	(807)	93,386
Other income (expense)	(662)	—	—	—	—	(662)
Interest expense	(4,693)	—	—	—	—	(4,693)

Income before income taxes	90,358	(943)	(1,198)	621	(807)	88,031
Income tax expense	(34,476)	359	455	(236)	306	(33,592)

Net income	$55,882	$(584)	$(743)	$385	$(501)	$54,439

Basic income per share:
Weighted average shares outstanding	113,979,588	113,979,588	113,979,588	113,979,588	113,979,588	113,979,588
Net income	$0.49	$(0.01)	$(0.01)	$0.00	$(0.00)	$0.48 *

Diluted income per share:
Weighted average shares outstanding	120,370,659	120,370,659	120,370,659	120,370,659	120,370,659	120,370,659
Net income	$0.46	$(0.00)	$(0.01)	$0.00	$(0.00)	$0.45

*	Does not add due to rounding.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Fifty-two weeks ended September 27, 2008

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-K	Inter- Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Net sales	$500,277	$186	$(6,807)	$(1,121)	$(18)	$492,517
Cost of sales	323,372	1,438	(6,319)	—	(14)	318,477

Gross profit	176,905	(1,252)	(488)	(1,121)	(4)	174,040
Selling and operating expenses	92,182	—	—	(1,300)	—	90,882
General and administrative expenses	39,032	—	—	—	(552)	38,480
Patent litigation (settlement) expense	3,279	—	—	—	—	3,279

Operating income	42,412	(1,252)	(488)	179	548	41,399
Other income (expense)	(235)	—	—	—	—	(235)
Interest expense	(5,705)	—	—	—	—	(5,705)

Income before income taxes	36,472	(1,252)	(488)	179	548	35,459
Income tax expense	(14,173)	473	184	(67)	(207)	(13,790)

Net income	$22,299	$(779)	$(304)	$112	$341	$21,669

Basic income per share:
Weighted average shares outstanding	107,774,091	107,774,091	107,774,091	107,774,091	107,774,091	107,774,091
Net income	$0.21	$(0.01)	$(0.00)	$0.00	$0.00	$0.20

Diluted income per share:
Weighted average shares outstanding	115,041,510	115,041,510	115,041,510	115,041,510	115,041,510	115,041,510
Net income	$0.19	$(0.01)	$(0.00)	$0.00	$0.00	$0.19 *

*	Does not add due to rounding.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Cash Flows

Fifty-two weeks ended September 26, 2009

(Dollars in thousands)

	As Previously Reported on Form 10-K	Inter- Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$55,882	$(584)	$(743)	$385	$(501)	$54,439
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	17,987	—	—	—	—	17,987
Amortization of intangibles	5,318					5,318
Loss on disposal of fixed assets	679	—	—	—	—	679
Provision for doubtful accounts	243	—	—	—	—	243
Provision for sales returns	15,943	—	—	—	—	15,943
Loss on futures derivatives	264	—	—	—	—	264
Tax benefit (expense) from exercise of non-qualified options and disqualified dispositions of incentive stock options	(399)	—	—	—		(399)
Excess tax benefits from equity-based compensation plans	(10,761)	—	—	—	—	(10,761)
Tax expense from allocation of ESOP shares	(3)	—	—	—	—	(3)
Deferred income taxes	1,683	—	—	—	—	1,683
Deferred compensation and stock compensation	6,819	—	—	—	—	6,819
Contributions to the ESOP	1,000	—	—	—	—	1,000
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(52,963)	—	—	—	—	(52,963)
Inventories	(49,792)	943	1,199	—	—	(47,650)
Income tax payable, net	11,653	(359)	(456)	236	(305)	10,769
Other current assets	(1,850)	—	—	—	(1,853)	(3,703)
Other long-term assets, net	1,769	—	—	—	—	1,769
Accounts payable	25,834	—	—	—	—	25,834
Accrued compensation costs	5,595	—	—	—	552	6,147
Accrued expenses	3,597	—	—	(621)	2,107	5,083

Net cash provided by operating activities	38,498	—	—	—	—	38,498
Cash flows from investing activities:
Acquisition of Tully’s Coffee Corporation	(41,361)	—	—	—	—	(41,361)
Purchases of short-term investments	(50,000)	—	—	—	—	(50,000)
Capital expenditures for fixed assets	(48,298)	—	—	—	—	(48,298)
Proceeds from disposal of fixed assets	162	—	—	—	—	162

Net cash used in investing activities	(139,497)	—	—	—	—	(139,497)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Cash Flows—(Continued)

Fifty-two weeks ended September 26, 2009

(Dollars in thousands)

	As Previously Reported on Form 10-K	Inter- Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Cash flows from financing activities:
Net change in revolving line of credit	(95,500)	—	—	—	—	(95,500)
Proceeds from issuance of common stock under compensation plans	8,253	—	—	—	—	8,253
Proceeds from issuance of common stock for public equity offering	386,688	—	—	—	—	386,688
Financing costs in connection with public equity offering	(16,895)	—	—	—	—	(16,895)
Excess tax benefits from equity-based compensation plans	10,761	—	—	—	—	10,761
Proceeds from borrowings of long-term debt	50,000	—	—	—	—	50,000
Deferred financing fees	(1,084)	—	—	—	—	(1,084)
Repayment of long-term debt	(217)	—	—	—	—	(217)

Net cash provided by financing activities	342,006	—	—	—	—	342,006
Net increase in cash and cash equivalents	241,007	—	—	—	—	241,007
Cash and cash equivalents at beginning of period	804	—	—	—	—	804

Cash and cash equivalents at end of period	$241,811	$—	$—	$—	$—	$241,811

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,118	$—	$—	$—	$—	$5,118
Cash paid for income taxes	$20,368	$—	$—	$—	$—	$20,368
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$12,509	$—	$—	$—	$—	$12,509

Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$210	$—	$—	$—	$—	$210

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Cash Flows

Fifty-two weeks ended September 27, 2008

(Dollars in thousands)

	As Previously Reported on Form 10-K	Inter- Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$22,299	$(779)	$(304)	$112	$341	$21,669
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	13,500	—	—	—	—	13,500
Amortization of intangibles	4,812					4,812
Loss on disposal of fixed assets	201	—	—	—	—	201
Provision for doubtful accounts	1,159	—	—	—	—	1,159
Provision for sales returns	8,251	—	—	—	—	8,251
Loss on futures derivatives	6	—	—	—	—	6
Tax benefit (expense) from exercise of non-qualified options and disqualified dispositions of incentive stock options	(386)	—	—	—	—	(386)
Excess tax benefits from equity-based compensation plans	(6,168)	—	—	—	—	(6,168)
Tax expense from allocation of ESOP shares	(61)	—	—	—	—	(61)
Deferred income taxes	549	—	—	—	—	549
Deferred compensation and stock compensation	6,455	—	—	—	—	6,455
Contributions to the ESOP	200	—	—	—	—	200
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(24,819)	—	—	—		(24,819)
Inventories	(46,402)	1,252	488	—	—	(44,662)
Income tax payable, net	6,804	(473)	(184)	68	207	6,422
Other current assets	(1,882)	—	—	—	(14)	(1,896)
Other long-term assets, net	(660)	—	—	—	—	(660)
Accounts payable	8,667	—	—	—	—	8,667
Accrued compensation costs	4,642	—	—		(552)	4,090
Accrued expenses	4,779	—	—	(180)	18	4,617

Net cash provided by operating activities	1,946	—	—	—	—	1,946

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Cash Flows—(Continued)

Fifty-two weeks ended September 27, 2008

(Dollars in thousands)

	As Previously Reported on Form 10-K	Inter- Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Cash flows from investing activities:
Capital expenditures for fixed assets	(48,718)	—	—	—	—	(48,718)
Proceeds from disposal of fixed assets	407	—	—	—	—	407

Net cash used in investing activities	(48,311)	—	—	—	—	(48,311)
Cash flows from financing activities:
Net change in revolving line of credit	33,500	—	—	—	—	33,500
Proceeds from issuance of common stock under compensation plans	5,653	—	—	—	—	5,653
Excess tax benefits from equity-based compensation plans	6,168	—	—	—	—	6,168
Deferred financing fees	(907)	—	—	—	—	(907)
Repayment of long-term debt	(63)	—	—	—	—	(63)

Net cash provided by financing activities	44,351	—	—	—	—	44,351
Net (decrease) in cash and cash equivalents	(2,014)	—	—	—	—	(2,014)
Cash and cash equivalents at beginning of period	2,818	—	—	—	—	2,818

Cash and cash equivalents at end of period	$804	$—	$—	$—	$—	$804

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,087	$—	$—	$—	$—	$6,087
Cash paid for income taxes	$6,701	$—	$—	$—	$—	$6,701
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$5,203	$—	$—	$—	$—	$5,203
Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$—	$—	$—	$—	$—	$—

4.	Stock Split

On April 28, 2010, the Company announced that its Board of Directors had approved a three-for-one stock split effected in the form of a stock dividend of two additional shares of the Company’s common stock for every one share issued. The additional shares were distributed on May 17, 2010, to stockholders of record at

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

the close of business on May 10, 2010. The par value of the common stock remained unchanged at $0.10 per share. All share and per share data presented in this report have been adjusted to reflect this stock split.

On May 19, 2009, the Company announced that its Board of Directors had approved a three-for-two stock split effected in the form of a stock dividend of one additional share of the Company’s common stock for every two shares issued. The additional shares were distributed on June 8, 2009, to stockholders of record at the close of business on May 29, 2009. The par value of the common stock remained unchanged at $0.10 per share. All share and per share data presented in this report have been adjusted to reflect this stock split.

5.	Acquisitions

Diedrich Coffee, Inc.

On May 11, 2010, the Company acquired all of the outstanding common stock of Diedrich Coffee, Inc. (“Diedrich”) a specialty coffee roaster and wholesaler located in central California for approximately $305.3 million, net of cash acquired. The acquisition was financed with cash on hand and a term loan of $140.0 million. Diedrich is a wholly-owned subsidiary of the Company with operations integrated into the SCBU.

Diedrich specializes in sourcing, roasting, and selling specialty coffee in a variety of packaging formats, including K-Cup® portion packs whose brands include Diedrich Coffee®, Gloria Jean’s®, and Coffee People®.

The allocation of the purchase price based on the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Restricted cash	$623
Accounts receivable	10,361
Inventories	6,732
Deferred income taxes	1,733
Other current assets	2,543
Fixed assets	11,741
Intangibles	100,200
Goodwill	217,519
Other long-term asset	156
Accounts payable	(3,836)
Accrued compensation costs	(8,670)
Accrued expenses	(3,480)
Deferred income taxes, long-term	(30,361)

Total	$305,261

Acquisition costs were expensed as incurred resulting in a charge to earnings of approximately $11.7 million for the fiscal year ended September 25, 2010 and are included in general and administrative expenses.

Amortizable intangible assets acquired include approximately $83.3 million for customer relationships and $16.9 million for product names. The weighted-average amortization period for these assets is 10 years and will be amortized on a straight-line basis over their respective useful lives.

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $217.5 million. The acquisition provides the Company with an expanded west coast presence and manufacturing and distribution synergies, which provide the basis of

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

goodwill recognized. Goodwill and intangible assets related to this acquisition are reported in the SCBU segment of the Company. The goodwill and intangible assets recognized are not deductible for tax purposes.

The acquisition was completed on May 11, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For fiscal 2010, Diedrich contributed approximately $16.6 million in revenue and $4.1 million of income before taxes.

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

Total consideration under the terms of the share purchase agreement amounted to approximately $155.7 million in U.S dollars. The share purchase agreement contains customary representations, warranties and covenants given by the parties. The total cash disbursement was $154.2 million and the Company assumed liabilities of $1.5 million which were recorded as a noncash transaction.

The allocation of the purchase price based on fair value of the acquired assets less liabilities assumed is as follows (in thousands):

Accounts receivable	$8,732
Inventory	6,911
Other current assets	83
Fixed assets	7,827
Intangibles	98,300
Goodwill	69,297
Accounts payable	(6,852)
Accrued compensation costs	(132)
Accrued expenses	(966)
Capital lease	(186)
Deferred income taxes	(27,274)

Total	$155,740

Acquisition costs related to Timothy’s have been expensed as incurred and are included in general and administrative expenses in the Statement of Operations. Total acquisition-related costs of approximately $1.9 million were expensed in fiscal 2010.

Amortizable intangible assets acquired include approximately $83.2 million for customer relationships with an estimated life of 16 years, approximately $8.9 million for the Timothy’s trade name with an estimated life of 11 years and approximately $6.2 million for supply agreements with an estimated life of 11 years. The weighted-average amortization period for these assets is 15.2 years and will be amortized on a straight-line basis over their respective useful lives.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $69.3 million. The acquisition provides the Company with a Canadian presence and manufacturing and distribution synergies, which provide the basis of goodwill recognized. Goodwill and intangible assets related to this acquisition are reported in the SCBU segment of the Company. The goodwill recognized is not deductible for tax purposes.

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For fiscal 2010, Timothy’s contributed approximately $37.9 million in revenue and $14.7 million of income before taxes.

Certain Assets of Tully’s Coffee Corporation

On September 15, 2008, the Company entered into an asset purchase agreement with Tully’s Coffee Corporation, a Washington corporation, and its wholly-owned subsidiary, Tully’s Bellaccino, LLC, a Washington limited liability company (collectively “Tully’s”) to acquire the Tully’s coffee brand and certain assets of its wholesale business. The transaction was completed on March 27, 2009. Since the date of acquisition, Tully’s results from operations have been included in the Company’s consolidated financial statements.

Tully’s wholesale business division distributes handcrafted coffees and related products via office coffee services, food service distributors, and supermarkets located primarily in the western states. The Company expects the geographic region encompassed by the Tully’s brand to create an advantaged opportunity for the Company to accelerate growth in the west coast by capitalizing on Tully’s brand recognition and the loyalty of its customer base. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $25.8 million was allocated to goodwill, all of which is tax deductible.

Total consideration amounted to approximately $40.3 million in cash. The asset purchase agreement contains customary representations, warranties and covenants given by the parties.

The total net cash disbursement was $41.4 million. This includes $40.3 million of cash consideration paid to Tully’s for the assets associated with its wholesale business and brand and direct acquisition costs of approximately $1.1 million. The Company also assumed approximately $0.2 million in debt which was recorded as a noncash transaction and recorded exit and transition related accruals amounting to approximately $0.3 million. Exit and transition related accruals included the costs associated with the plan to relocate the Tully’s manufacturing facility to a new location.

The allocation of the purchase price based on fair value of the acquired assets less liabilities assumed is as follows (in thousands):

Inventories	$2,191
Fixed assets	1,527
Intangible assets	12,400
Goodwill	25,780
Assumed debt	(210)
Exit accruals	(327)

Total	$41,361

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortizable intangible assets acquired on March 27, 2009, include approximately $10.3 million for identifiable customer relationships with an average life of 13 years, approximately $2.0 million for the Tully’s trade name with an average life of 10 years and approximately $0.1 million for non-compete agreements with an average life of 5 years. The weighted-average amortization period for these assets is 12.5 years and will be amortized on a straight-line basis over their respective useful lives.

Unaudited Supplemental Pro forma Information

The following information reflects the Diedrich and Timothy’s acquisitions as if the transactions had occurred as of the beginning of the 2008 reporting period. The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the Company, Diedrich and Timothy’s been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select unaudited consolidated proforma data. Data used for the fifty-two weeks ended September 26, 2009 and September 27, 2008 have been adjusted to reflect the restatements discussed in Note 3, Restatement of Previously Issued Financial Statements. (Data in thousands, except for per share data):

	Fifty-two weeks ended September 25, 2010	Fifty-two weeks ended September 26, 2009	Fifty-two weeks ended September 27, 2008
Unaudited Consolidated proforma revenue	1,380,642	844,040	549,518
Unaudited Consolidated proforma net income	79,117	52,859	5,520
Unaudited Consolidated proforma diluted earnings per share	$0.57	$0.44	$0.05

6.	Inventories

Inventories consist of the following (in thousands):

	September 25, 2010	September 26, 2009 (As Restated)
Raw materials and supplies	$46,328	$26,015
Finished goods	216,150	106,167

	$262,478	$132,182

Inventory values above are presented net of $3.0 million and $0.7 million of obsolescence reserves at September 25, 2010, and September 26, 2009, respectively.

At September 25, 2010, the Company had approximately $204.0 million in green coffee purchase commitments, of which approximately 54% had a fixed price. These commitments extend through 2013. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.80 per pound at September 25, 2010. In addition to its green coffee commitments, the Company had approximately $129.8 million in fixed price brewer inventory purchase commitments and $166.1 million in production raw materials commitments at September 25, 2010. The Company believes based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

At September 25, 2010, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year
2011	$393,011
2012	93,246
2013	6,455
2014	1,575
2015	1,875
Thereafter	3,675

$499,837

7.	Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in Years	September 25, 2010	September 26, 2009
Production equipment	1-15	$160,080	$91,343
Equipment on loan to wholesale customers	3-7	11,013	13,278
Computer equipment and software	1-10	41,923	34,018
Land	Indefinite	1,743	1,391
Building and building improvements	4-30	23,954	15,412
Furniture and fixtures	1-15	11,413	9,064
Vehicles	4-5	1,020	1,181
Leasehold improvements	1-20 or remaining life of lease, whichever is less	17,224	9,197
Construction-in-progress		72,161	27,332

Total fixed assets		340,531	202,216
Accumulated depreciation		(81,608)	(66,235)

		$258,923	$135,981

Total depreciation and amortization expense relating to all fixed assets was $29.5 million, $18.0 million and $13.5 million for fiscal 2010, 2009, and 2008, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on September 25, 2010, are expected to be in production use before the end of fiscal 2011.

During fiscal 2010, 2009 and 2008, $1.3 million, $0.6 million, and $0.6 million respectively, of interest expense was capitalized.

The Company regularly undertakes a review of its fixed assets records. In fiscal 2010 the Company recorded no impairment charges related to obsolete equipment. In fiscal 2009 and 2008, the Company recorded impairment charges related to obsolete equipment amounting to $0.5 million, and $0.03 million, respectively. In fiscal 2009 and 2008, the impairment charges were recorded in other income (expense) on the Consolidated Statement of Operations, under the SCBU segment of the Company.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

8.	Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by operating segment for fiscal 2010 and 2009 (in thousands):

	SCBU	Keurig	Total
Balance at September 27, 2008	$1,446	$72,507	$73,953
Acquisition of Tully’s	25,780	—	25,780
Adjustment to Keurig	—	(133)	(133)

Balance at September 26, 2009	$27,226	$72,374	$99,600
Acquisition of Timothy’s	69,297	—	69,297
Acquisition of Diedrich	217,519	—	217,519

Balance at September 25, 2010	$314,042	$72,374	$386,416

The Company has not recognized any impairment loss associated with the reporting units.

The reduction to goodwill in fiscal 2009 of $133,000 related to income tax adjustments on the Keurig acquisition.

Definite-lived intangible assets consist of the following (in thousands):

	September 25, 2010		September 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Acquired technology	$21,317	$(11,464)	$21,317	$(9,587)
Customer and roaster agreements	25,900	(10,688)	19,700	(7,820)
Customer relationships	176,867	(8,915)	10,367	(428)
Trade names	29,256	(2,338)	3,456	(633)
Non-compete agreements	374	(304)	374	(268)

Total	$253,714	$(33,709)	$55,214	$(18,736)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $15.0 million, $5.3 million and $4.8 million for fiscal 2010, 2009, and 2008, respectively.

The estimated useful lives of the intangible assets subject to amortization are 7 to10 years for acquired technology, 8 to 11 years for customer and roaster agreements, 7 to 16 years for customer relationships, 9 to 11 years for trade names and 2 to 5 years for non-compete agreements. The weighted average remaining life for all intangibles at September 25, 2010 is 11 years.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2011	$22,157
2012	$21,982
2013	$21,772
2014	$21,164
2015	$19,670
Thereafter	$113,260

9.	Income Taxes

The provision for income taxes for the years ended September 25, 2010, September 26, 2009, and September 27, 2008, consists of the following (in thousands):

	September 25, 2010	September 26, 2009 (As Restated)	September 27, 2008 (As Restated)
Current tax expense:
Federal	$41,770	$24,491	$10,602
State	11,921	6,379	1,960
Foreign	6,941	837	523

Total current	60,632	31,707	13,085

Deferred tax expense:
Federal	(3,694)	2,008	849
State	(3,235)	(123)	(144)

Total deferred	(6,929)	1,885	705

Total tax expense	$53,703	$33,592	$13,790

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net deferred tax liabilities consist of the following (in thousands):

	September 25, 2010	September 26, 2009
Deferred tax assets:
Section 263A capitalized expenses	$3,032	$1,456
Deferred hedging losses	1,103	1,265
Deferred compensation	5,927	3,930
Acquisition costs	2,089	—
Net operaing loss carryforward	4,884	—
Capital loss carryforward	10,682	—
Valuation allowance—capital loss carryforward	(10,682)	—
Warranty, obsolete inventory and bad debt allowance	10,658	—
Tax credit carryforwards	1,785	—
Other reserves and temporary differences	3,343	3,897
Research and development tax credit carryforwards	—	524

Gross deferred tax assets	32,821	11,072

Deferred tax liabilities:
Prepaid expenses	(418)	(397)
Depreciation	(23,816)	(16,602)
Intangible assets	(74,169)	(10,521)

Gross deferred tax liabilities	(98,403)	(27,520)

Net deferred tax liabilities	$(65,582)	$(16,448)

A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):

	September 25, 2010	September 26, 2009 (As Restated)	September 27, 2008 (As Restated)
Tax at U.S. Federal Statutory rate	$46,623	$30,797	$12,056
Increase (decrease) in rates resulting from:
Foreign tax rate differential	$(589)	$—	$—
Qualified stock option compensation accounting under FAS123R	632	643	699
State taxes, net of federal benefit	5,776	4,950	1,801
Section 199 deduction	(3,055)	(1,921)	(906)
Acquisition costs	5,380	—	—
Other	(1,064)	(877)	140

Tax at effective rates	$53,703	$33,592	$13,790

As of September 25, 2010, the Company had net operating loss carryforwards of $10.5 million for federal and $22.0 million for state respectively, as well as a $26.0 million combined federal and state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

carryforwards will be utilized prior to their expiration, but the capital loss carryforward will not. The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits at September 25, 2010 and September 26, 2009 was $5.5 million and $0.4 million, respectively. The amount of unrecognized tax benefits at September 25, 2010 that would impact the effective tax rate if resolved in favor of the Company is $5.5 million. The Company is indemnified for $4.9 million of the total reserve balance. If resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets would be reduced accordingly. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of increases and decreases in unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies—September 26, 2009	$444
Gross decreases to tax positions in prior periods	—
Gross increases to current period tax adjustments	5,036

Gross tax contingencies—September 25, 2010	$5,480

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

As of September 25, 2010, the Company had approximately $14.7 million of undistributed international earnings. All earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and no US deferred taxes have been provided on those earnings.

10.	Segment Reporting

The Company manages its operations through two business segments: SCBU and Keurig. SCBU sources, produces and sells coffee, cocoa, teas and other beverages in K-Cup portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs. These varieties are sold primarily to wholesale channels, including supermarkets and convenience stores, restaurants and hospitality, and to office coffee distributors and directly to consumers in North America. In addition, SCBU sells Keurig® single-cup brewing systems and other accessories directly to consumers and supermarkets. Throughout this report, unless otherwise noted, the information provided is on a consolidated basis.

Keurig, a pioneer and leading manufacturer of gourmet single-cup brewing systems, targets its premium patented single-cup brewing systems for use both AH and AFH, mainly in North America. Keurig sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup portion packs produced by SCBU and other licensed roasters to retailers by principally processing its sales orders through fulfillment entities for the AH channels. Keurig sells AFH single-cup brewers to distributors for use in offices. Keurig also sells AH brewers, a limited number of AFH brewers and K-Cup portion packs directly to consumers. Keurig earns royalty income from K-Cup portion packs when shipped by its licensed roasters, except for shipments of K-Cup portion packs by third party roasters to Keurig, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by Keurig.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share manufacturing or distribution facilities, except for brewer fulfillment at our Knoxville facility. Administrative functions such as accounting and information services are decentralized but moving toward centralization through an enterprise shared services group. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at estimated market price and eliminated in consolidation. The costs of the Company’s manufacturing operations are captured within the SCBU segment while the Keurig segment does not have manufacturing facilities and purchases its saleable products from third parties, including the SCBU. The Company’s inventory and accounts receivable are captured and reported discretely within each operating segment, and fixed assets have been centralized, but are reported discretely within each operating segment.

Expenses related to certain centralized administrative functions including Human Resources, IST and Finance are allocated to the operating segments. Expenses not specifically related to either operating segment are shown separately as “Corporate.” Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, certain corporate legal and acquisition-related expenses and compensation of the board of directors. In addition, fiscal 2009 corporate expenses are offset by $17.0 million of proceeds received from a litigation settlement with Kraft. Corporate assets include cash, short-term investments and deferred tax assets.

Goodwill and intangibles related to the Frontier Natural Products Co-op, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU reporting unit of the Company. Goodwill and intangibles related to Green Mountain Coffee Roasters, Inc.’s acquisition of Keurig are included in the Keurig reporting unit of the Company.

	For the fiscal year ended September 25, 2010 (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$629,007	$727,768	$—	$—	$1,356,775
Intersegment sales	$286,933	$166,616	$—	$(453,549)	$—
Net sales	$915,940	$894,384	$—	$(453,549)	$1,356,775
Income before taxes	$119,475	$72,309	$(44,133)	$(14,442)	$133,209
Total assets	$964,738	$432,389	$47,779	$(74,332)	$1,370,574
Stock compensation	$2,579	$2,092	$3,278	$—	$7,949
Interest expense	$—	$—	$5,294	$—	$5,294
Property additions	$113,443	$20,514	$—	$—	$133,957
Depreciation and amortization	$36,744	$7,713	$—	$—	$44,457

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	For the fiscal year ended September 26, 2009 (As Restated) (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$383,861	$402,274	$—	$—	$786,135
Intersegment sales	$90,912	$71,986	$—	$(162,898)	$—
Net sales	$474,773	$474,260	$—	$(162,898)	$786,135
Income before taxes	$53,500	$40,441	$(2,770)	$(3,140)	$88,031
Total assets	$510,725	$259,707	$262,917	$(219,944)	$813,405
Stock compensation	$2,325	$1,951	$2,421	$—	$6,697
Interest expense	$—	$—	$4,693	$—	$4,693
Property additions	$51,852	$3,752	$—	$—	$55,604
Depreciation and amortization	$16,508	$6,797	$—	$—	$23,305

	For the fiscal year ended September 27, 2008 (As Restated) (Dollars in thousands)
	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$285,894	$206,623	$—	$—	$492,517
Intersegment sales	$34,158	$39,005	$—	$(73,163)	$—
Net sales	$320,052	$245,628	$—	$(73,163)	$492,517
Income before taxes	$27,823	$28,015	$(18,691)	$(1,688)	$35,459
Total assets	$232,571	$190,837	$17,786	$(86,502)	$354,692
Stock compensation	$1,978	$2,519	$1,851	$—	$6,348
Interest expense	$—	$—	$5,705	$—	$5,705
Property additions	$42,558	$3,536	$—	$—	$46,094
Depreciation and amortization	$11,792	$6,520	$—	$—	$18,312

Geographic Information

Revenues are attributed to countries based on the location of the customer. Information concerning revenues of principal geographic areas is as follows (in thousands):

	Fifty-two weeks ended
	September 25, 2010	September 26, 2009 (As Restated)	September 27, 2008 (As Restated)
Revenues:
United States	$1,313,872	$746,392	$480,061
Canada	42,903	39,743	12,456

	$1,356,775	$786,135	$492,517

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Information concerning long-lived assets of principal geographic area is as follows (in thousands):

	Fifty-two weeks ended
	September 25, 2010	September 26, 2009
Long-lived assets:
United States	250,094	135,981
Canada	8,829	—

	258,923	135,981

11.	Product Warranties

The Company offers a one-year warranty on all Keurig® brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. During fiscal 2010, the Company experienced higher warranty returns associated with certain brewer models associated with a quality issue. The quality issue did not represent a safety concern, and is believed to be primarily tied to a component used in limited production primarily from late 2009 which came to the Company’s attention in the second quarter of fiscal 2010. The Company is continuing to replace any brewers exhibiting quality issues and has implemented hardware and software changes which it believes have corrected the issue, however, there can be no assurance that we will not experience some additional warranty expense related to this quality issue in future periods. The Company reached agreement with its suppliers and has recovered approximately $6.0 million as reimbursement related to this issue. This recovery was reflected in fiscal 2010 cost of sales as a reduction to warranty expense and substantially offsets the higher warranty expense and sales returns costs incurred in fiscal 2010.

The changes in the carrying amount of product warranty reserves for fiscal 2010 and 2009 are as follows (in thousands):

	September 25, 2010	September 26, 2009
Balance, beginning of year	$724	$648
Provision charged to income	14,780	3,082
Usage, net of recoveries	(8,810)	(3,006)

Balance, end of year	$6,694	$724

12.	Long-Term Debt

Debt outstanding consists of the following (in thousands):

	September 25, 2010	September 26, 2009
Revolving credit facility	$173,000	$28,000
Term loan A facility	45,000	50,000
Term loan A1 facility	136,500	—
Office equipment capital leases	13	43

	354,513	78,043
Less current portion	19,009	5,030

	$335,504	$73,013

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company has a $415.0 million Revolving Credit Facility (the “Credit Facility”) with Bank of America, N.A. “Bank of America” and other lenders. The Credit Facility is comprised of (i) a $225.0 million senior secured revolving credit facility, (ii) a $50.0 million senior secured term loan A facility, and (iii) a $140.0 million senior secured term loan A1 facility. Both term loans are amortized at a rate of 10% annually. All borrowings under the credit facility are due in December 2012.

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

The Credit Facility is subject to a funded debt to adjusted EBITDA covenant and a fixed charge coverage ratio. At September 25, 2010, the Company was in compliance with the covenants.

The borrowings under the credit facility bear interest at prime or Libor rates, plus applicable margins. The average effective interest rate at September 25, 2010 and September 26, 2009 was 2.7% and 6.3%, respectively. The Company also pays a commitment fee on the average daily unused portion of the Credit Facility.

At September 25, 2010, and September 26, 2009, respectively, the Company also had $0.7 million and $0.3 million in outstanding letters of credit under the credit facility and $9.3 million and $9.7 million available under the Credit Facility to issue letters of credit.

The Company enters into interest rate swap agreements to limit the interest rate exposure to a fixed rate. In accordance with the swap agreements and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense calculated is greater based on the 30-day Libor rate, the lender pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the lender. In fiscal years 2010, 2009 and 2008, the Company paid $2.3 million, $2.2 million and $1.1 million, respectively, in additional interest expense pursuant to the swap agreements. See Note 14, Derivative Financial Instruments.

Manufacturing and Office Equipment Capital Leases

The Company leases certain manufacturing equipment, copiers and fax machines. These leases require monthly installments of principal and interest totaling approximately $2,600. Maturities vary from October 2010 to July 2012.

Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
2011	$19,009
2012	19,004
2013	316,500
2014	—
2015	—

$354,513

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

13.	Shareholders’ Equity

On August 12, 2009, the Company issued 17,250,000 shares of common stock at $22.42 per share, of which 15,626,979 shares were issued from treasury. Net proceeds were approximately $370.0 million, net of underwriting discount and other offering expenses. The Company used the proceeds to repay debt and for general corporate purposes.

14.	Derivative Financial Instruments

Cash Flow Hedges

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

The Company has interest rate swap agreements with Bank of America N.A. (“Bank of America”) and Sovereign Bank. During fiscal 2010, 2009 and 2008, the Company paid $2.3 million, $2.2 million and $1.1 million, respectively, pursuant to the swap agreements, which increased interest expense.

The following table summarizes the interest rate swaps outstanding at September 25, 2010 (in thousands):

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$19,800	5.44%	2011	$(647)
30-day LIBOR	$40,000	1.38%	2012	$(670)
30-day LIBOR	$20,000	3.87%	2013	$(1,416)

	$79,800			$(2,733)

The following table summarizes the interest rate swaps outstanding at September 26, 2009 (in thousands):

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swap
30-day LIBOR	$30,000	2.35%	2010	$(438)
30-day LIBOR	$25,700	5.44%	2011	$(1,551)
30-day LIBOR	$20,000	3.87%	2013	$(1,268)

	$75,700			$(3,257)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

There were no coffee futures contracts outstanding at September 25, 2010. The following table summarizes the coffee futures contracts outstanding at September 26, 2009 (in thousands):

Coffee Pounds	Average Contract Price	“C” Price	Maturity	Fair Value of Futures Contract
1,125	$1.20	$1.28	December 2009	$90

1,125				$90

The following table summarizes the fair value of the Company’s financial instruments and the location in the Consolidated Balance Sheets (in thousands):

Fair Value of Derivative Instruments (Gross of Tax)

	September 25, 2010	September 26, 2009	Balance Sheet Classification
Coffee Futures	$—	$90	Other current assets
Interest Rate Swaps	$(2,733)	$(3,257)	Other short-term liabilities

Total	$(2,733)	$(3,167)

The following tables disclose the effect of the Company’s financial instruments included in the Consolidated Statement of Operations:

Effect of Derivatives Instruments on Earnings (Gross of Tax) for Fiscal 2010 (in thousands)

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$66	Cost of Sales	$188
Interest Rate Swaps	$524	Interest Expense	$—

Total Derivatives	$590		$188

Effect of Derivatives Instruments on Earnings (Gross of Tax) for Fiscal 2009 (in thousands)

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$(251)	Cost of Sales	$(443)
Interest Rate Swaps	$(2,624)	Interest Expense	$—

Total Derivatives	$(2,875)		$(443)

Effect of Derivatives Instruments on Earnings (Gross of Tax) for Fiscal 2008 (in thousands)

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$(79)	Cost of Sales	$(9)
Interest Rate Swaps	$237	Interest Expense	$—

Total Derivatives	$158		$(9)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company is exposed to credit loss in the event of nonperformance by the other parties to these financial instruments, however nonperformance is not anticipated.

Other Derivatives

The Company also enters into certain foreign currency option contracts to hedge certain foreign currency exposures denominated in Canadian dollars. These foreign currency option contracts are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in other income (expense), net in the Consolidated Statements of Operations. The Company does not use options for trading or speculative purposes.

The following table summarizes the foreign currency option contracts outstanding at September 25, 2010 (in thousands). The Company had no foreign currency option contracts outstanding at September 26, 2009.

Foreign Currency Option	Call Currency	Notional Equivalent	Strike Price	Expiry	Fair Value of Option
Buy CAD Call	$100,000 CAD	$99,010 USD	1.01	November 30, 2010	$1,115
Sell CAD Put	$95,238 USD	$100,000 CAD	1.05	November 30, 2010	$(1,118)
Buy CAD Call	$50,000 CAD	$49,383 USD	1.0125	November 30, 2010	$602
Sell CAD Put	$47,506 USD	$50,000 CAD	1.0525	November 30, 2010	$(525)

During fiscal 2010, the Company recorded net foreign currency transaction losses of approximately $0.5 million. There were no gains or losses relating to foreign currency option contracts in fiscal 2009 and 2008.

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

The following table discloses the level used by fair value measurements at September 25, 2010 (in thousands):

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Short-term Investment	$—	$—	$—	Short-term investments
Derivatives	$—	$1,717	$—	Other current assets
Derivatives	$—	$(4,377)	$—	Other short-term liabilities

Total	$—	$(2,660)	$—

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table discloses the level used by fair value measurements at September 26, 2009 (in thousands):

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Short-term Investment	$—	$50,000	$—	Short-term investments
Derivatives	$—	$90	$—	Other current assets
Derivatives	$—	$(3,257)	$—	Other short-term liabilities

Total	$—	$(46,833)	$—

Derivative financial instruments include coffee futures contracts, interest rate swap agreements and foreign currency option contracts. Short-term investments include certificates of deposit. To determine fair value, the Company utilizes the market-approach valuation technique for coffee futures, foreign currency options and certificates of deposit and the income-approach for interest rate swap agreements.

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rates curves and spot prices, that are in observable markets. All derivatives on the balance sheet are recorded at fair value with changes in fair value recorded in other comprehensive income for temporary valuation adjustments and in the statement of operations for settlement of contracts.

16.	Employee Compensation Plans

Stock Option Plans

On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the “2000 Plan”). Under this plan, 10,800,000 shares of common stock are available for grants of both incentive and non-qualified stock options. Grants under the 2000 Plan generally expire 10 years after the grant date, or earlier if employment terminates. At September 25, 2010 and September 26, 2009, options for 4,980 shares and 81 shares of common stock were available for grant under the plan, respectively.

On March 16, 2006, stockholders of the Company approved the Company’s 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan was amended on March 13, 2008 and on March 11, 2010 to increase the total shares of common stock authorized for issuance to 13,200,000. At September 25, 2010 and September 26, 2009, options for 6,137,338 shares and 703,809 shares of common stock were available for grant under the plan, respectively.

In connection with the acquisition of Keurig, the Company assumed the existing outstanding unvested option awards of the Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) and the Keurig, Incorporated 2005 Stock Option Plan (the “2005 Plan”). No shares under either the 1995 Plan or the 2005 Plan were eligible for post-acquisition awards. At September 25, 2010, and September 26, 2009, 28,194 and 95,535 options out of the 1,386,909 options for shares of common stock granted were outstanding under the 1995 Plan, respectively. At September 25, 2010, and September 26, 2009, 282,647 options and 529,890 options out of the 1,490,577 options granted for shares of common stock were outstanding under the 2005 Plan, respectively. All awards assumed in the acquisition were initially granted with a four-year vesting schedule and continue to vest in accordance with their existing terms.

On May 3, 2007, Mr. Lawrence Blanford commenced his employment as the President and Chief Executive Officer of the Company. Pursuant to the terms of the employment, the Company made an inducement grant

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

on May 4, 2007, to Mr. Blanford of a non-qualified option to purchase 945,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option will vest in 20% installments on each of the first five anniversaries of the date of the grant, provided that Mr. Blanford remains employed with the Company on each vesting date.

On November 3, 2008, Ms. Michelle Stacy commenced her employment as the President of Keurig, Incorporated. Pursuant to the terms of the employment, the Company made an inducement grant on November 3, 2008, to Ms. Stacy of a non-qualified option to purchase 157,500 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option will vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Ms. Stacy remains employed with the Company on each vesting date.

On February 9, 2009, Mr. Howard Malovany commenced his employment as the Vice President, Corporate General Counsel and Secretary of the Company. Pursuant to the terms of the employment, the Company made an inducement grant on February 9, 2009, to Mr. Malovany of a non-qualified option to purchase 157,500 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option will vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Mr. Malovany remains employed with the Company on each vesting date.

Under the 2000 Plan, the option price for each incentive stock option shall not be less than the fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company’s common stock at the date of grant. The 2006 Plan requires the exercise price for all awards requiring exercise to be no less than 100% of fair market value per share of common stock on the date of grant, with certain provisions which increase the option price to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company’s common stock at the date of grant. Options under the 2000 Plan and the 2006 Plan become exercisable over periods determined by the Board of Directors, generally in the range of four to five years.

Option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding at September 26, 2009	11,709,534	$4.33
Granted	580,250	$30.61
Exercised	(1,840,661)	$3.60
Forfeited	(20,838)	$8.44

Outstanding at September 25, 2010	10,428,285	$6.06
Exercisable at September 25, 2010	6,915,073	$3.68

The following table summarizes information about stock options expected to vest at September 25, 2010 (dollars in thousands):

Range of exercise price	Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 25, 2010
$ 0.65 - $35.24	10,383,958	6.21	6.08	$313,049

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options exercisable at September 25, 2010 (dollars in thousands):

Range of exercise price	Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 25, 2010
$ 0.65 - $22.98	6,915,073	5.33	3.68	$224,347

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

Income before income taxes was reduced by $7.9 million, $6.7 million and $6.3 million (gross of tax), respectively, due to the recognition of stock compensation expense for the years ended September 25, 2010, September 26, 2009, and September 27, 2008, respectively. Net of tax, stock compensation expense was $5.4 million, $4.7 million and $4.8 million for the years ended September 25, 2010, September 26, 2009, and September 27, 2008, respectively.

Total unrecognized share-based compensation costs related to unvested stock options expected to vest were approximately $15.6 million as of September 25, 2010, which related to approximately 3,469,000 shares. This unrecognized cost is expected to be recognized over a weighted average period of approximately 1 year at September 25, 2010. The intrinsic values of options exercised during fiscal 2010 and fiscal 2009 were approximately $49.7 million and $35.2 million, respectively. The Company’s policy is to issue new shares upon exercise of stock options.

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during fiscal 2010: an expected life averaging 6 years; an average volatility of 53%; no dividend yield; and a risk-free interest rate averaging 3%. The weighted-average fair value of options granted during fiscal 2010 was $15.79.

The following assumptions for grants issued during fiscal 2009: an expected life averaging 6 years; an average volatility of 52%; no dividend yield; and a risk-free interest rate averaging 2%. The weighted-average fair value of options granted during fiscal 2009 was $4.57.

The following assumptions were used for option grants issued during fiscal 2008: an expected life averaging 6 years; an average volatility of 45%; no dividend yield; and a risk-free interest rate averaging 3%. The weighted-average fair value of options granted during fiscal 2008 was $3.21.

Employee Stock Purchase Plan

On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. On March 13, 2008, the plan was amended and renamed the Amended and Restated Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at the lesser of 85 percent of the beginning or ending withholding period fair market value as defined in the plan. There are two six-month withholding periods in each fiscal year. At September 25, 2010, and September 26, 2009, options for 2,010,617 and 2,183,460 shares of common stock were available for purchase under the plan, respectively.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The grant-date fair value of employees’ purchase rights granted during fiscal 2010 under the Company’s ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to 6 months; an average volatility of 49%; no dividend yield; and an average risk-free interest rate equal to 0%. The weighted-average fair value of purchase rights granted during fiscal 2010 was $7.90.

The assumptions used for fiscal 2009 ESPP grants were: an expected life equal to 6 months; an average volatility of 66%; no dividend yield; and an average risk-free interest rate equal to 1.0%. The weighted-average fair value of purchase rights granted during fiscal 2009 was $3.16.

The assumptions used for fiscal 2008 ESPP grants were: an expected life equal to 6 months; an average volatility of 59%; no dividend yield; and an average risk-free interest rate equal to 3%. The weighted-average fair value of purchase rights granted during fiscal 2008 was $2.23.

17.	Defined Contribution Plan

The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. As of January 1, 2008, the defined contribution plan of the Keurig subsidiary was merged into the Company’s defined contribution plan. All regular full- time employees of the Company who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $2.0 million, $1.5 million, and $1.2 million, for the years ended September 25, 2010, September 26, 2009, and September 27, 2008, respectively.

Prior to January 1, 2008, the Keurig subsidiary of the Company had a separate defined contribution plan that met the requirements of section 401(k) of the Internal Revenue Code. All regular full-time employees of Keurig who were at least eighteen years of age and had completed three months of service were eligible to participate in the plan. The plan allowed employees to defer a portion of their salary on a pre-tax basis and the Company contributed 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the Keurig plan amounted to $62,000 for the fiscal year ended September 27, 2008.

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

In April 2001, a total of 168,750 shares were purchased at a cost of $0.2 million in the open market and distributed directly to participants. On April 16, 2001, the Company made a $2.0 million loan to the Trust to provide funds for the open-market purchases of the Company’s common stock. This loan bears interest at an

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

annual rate of 8.5% and provides for annual repayments to the Company. The loan matured on September 25, 2010. Between April 19, 2001, and August 21, 2001, the Trust purchased 996,300 shares of the Company’s common stock at an average price of $2.01 per share. The fair value of unearned ESOP shares at September 26, 2009 was $0.9 million or $22.98 per share. There were no unearned shares remaining in the ESOP at September 25, 2010.

Compensation costs for the ESOP recorded by the Company were $1.4 million for the year ended September 25, 2010, $1.0 million for the year ended September 26, 2009 and $0.2 million for the year ended September 27, 2008.

After the close of 2009 and 2008 calendar years, 43,521 shares and 23,196 shares were transferred from the unallocated ESOP pool of shares and allocated to participants’ accounts, respectively. At September 25, 2010, 38,060 shares had been committed to be released to participants’ accounts at the end of the calendar 2010 year.

19.	Deferred Compensation Plan

The 2002 Deferred Compensation Plan, amended in December 2007, permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company. Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 25, 2010, and September 26, 2009, 367,862 shares and 373,734 shares of Common Stock were available for future issuance under this Plan, respectively. As of September 25, 2010, and September 26, 2009, rights to acquire 81,039 and 75,494 shares of Common Stock were outstanding under this Plan, respectively. As of September 25, 2010, and September 26, 2009, 1,098 and 772 shares of Common Stock were committed under this Plan, respectively.

20.	Patent Litigation Settlement

On October 23, 2008, Keurig entered into a Settlement and License Agreement with Kraft Foods, Inc., Kraft Foods Global, Inc., and Tassimo Corporation (collectively “Kraft”) providing for a complete settlement of Keurig’s previously filed lawsuit against Kraft. Pursuant to the terms of the Settlement and License Agreement, Kraft paid to Keurig a lump sum of $17.0 million and Keurig grants to Kraft and its affiliates a limited, non-exclusive, perpetual, worldwide, fully paid up license of certain Keurig patents.

21.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company acquired in September 2002 by Mr. Stiller, the Company’s Chairman of the Board. During fiscal years 2010, 2009, and 2008, the Company was billed a total of $0.4 million, $0.2 million, and $0.3 million, respectively, by Heritage Flight for travel services provided to various employees of the Company.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

22.	Commitments and Contingencies

Lease Commitments

The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancelable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense under all operating leases approximated $9.2 million, $6.8 million, and $5.2 million in fiscal 2010, 2009, and 2008, respectively.

At September 25, 2010, minimum future lease payments under non cancellable leases are as follows (in thousands):

Fiscal Year	Operating Leases
2011	$8,577
2012	7,588
2013	5,681
2014	5,460
2015	5,514
Thereafter	3,418

Total minimum lease payments	$36,238

The Company has subleases relating to certain of its operating leases. Sublease income approximated $0.03 million for fiscal 2010. The Company had no subleases during fiscal years 2009 and 2008.

At September 25, 2010, minimum rentals to be received under noncancelable subleases are as follow (in thousands):

Fiscal Year	Subleases
2011	$157
2012	161
2013	165
2014	76
2015	63
Thereafter	—

Total minimum sublease income	$622

Long-Term Debt Commitments

See Note 12, Long-Term Debt, for scheduled maturities of long-term debt.

Inventory Purchase Commitments

See Note 6, Inventories, for scheduled maturities of inventory purchase commitments.

Other Contingencies

In conjunction with its purchase of Keurig’s stock in 2002, the Company had issued Stock Appreciation Rights (“SARs”). Upon consummation of a liquidity event involving the stock of Keurig as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

value of Keurig’s stock and the price paid by the Company when it acquired Keurig stock in 2002. The Merger was not considered a liquidity event, and therefore no payments under these SARs agreements were made upon consummation of the Merger. However, the agreement remains in effect and, under certain circumstances, if the Company were to sell Keurig, the sale may trigger a liquidity event under the agreement. At September 25, 2010, the Company estimated that it would have been required to record an expense equal to $6.1 million, had a liquidity event occurred.

In conjunction with the acquisition of Van Houtte (see Note 25, Subsequent Events), the Company is subject to a reverse break-up fee of $91.5 million Canadian dollars if the Company breaches its obligation to close the transaction. In addition, if the Purchase Agreement is terminated as a result of failure to obtain regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the Competition Act (Canada), as amended, the Company will be obligated to pay a termination fee to the sellers of $36.6 million Canadian dollars if the termination occurs on or prior to December 31, 2010, and $45.75 million Canadian dollars if the termination occurs after December 31, 2010.

Legal Proceedings

On October 1, 2010, Keurig sued Sturm Foods, Inc. (“Sturm”) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig brewers. Keurig’s suit, brought in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR), alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use Keurig’s trademark, and do not work safely or effectively, in addition to violating Keurig patents. Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages. On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the trademark and false advertising claims pending final resolution of the case.

As previously disclosed on a Current report on Form 8-K dated September 28, 2010, the staff of the SEC’s Division of Enforcement informed the Company that it was conducting an inquiry into matters at the Company. The Company, at the direction of the audit committee of the Company’s board of directors, is cooperating fully with the SEC staff’s inquiry.

The Company and certain of its officers and directors are currently subject to five putative securities fraud class actions and three putative stockholder derivative actions.

The putative securities fraud class actions consist of the following, all filed in the United States District Court for the District of Vermont and pending before the Honorable William K. Sessions, III: Dan M. Horowitz v. Green Mountain Coffee Roasters, et al., Civ. No. 2:10-cv-00227; Zane Hathaway v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:10-cv-00239; Jerzy Warchol v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:10-cv-00238; Russell Blank v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:10-cv-00267; and Paulo Sebastian Menendez v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:10-cv-00273. These actions allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The actions seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The actions seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

to move the court to serve as lead plaintiff of the putative class, following which the court will determine which plaintiff will serve as lead plaintiff. On November 29, 2010, the court granted a stipulated motion filed by the parties providing for the filing of an amended consolidated complaint 60 days after the court appoints a lead plaintiff, and entering a briefing schedule for defendants’ motions to dismiss.

The stockholder derivative actions consist of the following: Daniel Himmel v. Robert P. Stiller, et al., Civ. No. 2:10-cv-00233 and Lewis J. Smith v. Lawrence Blanford, et al., Civ. No. 2:10-cv-00253, both filed in the United States District Court for the District of Vermont and pending before the Honorable William K. Sessions, III; and M. Elizabeth Dickenson v. Robert P. Stiller, et al., Civ. No. 818-11-10, filed in the Superior Court of the State of Vermont for Washington County. The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers and are premised on the same allegations asserted in the putative securities class action complaints described above. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating the two federal actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. No scheduling order has been entered.

The Company and the other defendants intend to vigorously defend the pending lawsuits. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

23.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per share (dollars in thousands, except share and per share data):

	Fifty-two weeks ended
	September 25, 2010	September 26, 2009 (As Restated)	September 27, 2008 (As Restated)
Numerator for basic and diluted earnings per share:
Net income	$79,506	$54,439	$21,669

Denominator:
Basic weighted average shares outstanding	131,529,412	113,979,588	107,774,091
Effect of dilutive securities—stock options	6,304,711	6,391,071	7,267,419

Diluted weighted average shares outstanding	137,834,123	120,370,659	115,041,510

Basic net income per share	$0.60	$0.48	$0.20
Diluted net income per share	$0.58	$0.45	$0.19

For the fiscal years ended September 25, 2010, September 26, 2009, and September 27, 2008; 318,000, 648,000, and 1,053,000 options for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

24.	Unaudited Quarterly Financial Data

The information for the first three quarters of fiscal 2010 and for all fiscal 2009 quarters have been restated to correct the errors described in Note 3, Restatement of Previously Issued Financial Statements.

The following table presents the quarterly information for fiscal 2010 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2010	December 26, 2009 (As Restated)	March 27, 2010 (As Restated)	June 26, 2010 (As Restated)	September 25, 2010
Net sales	$345,152	$321,953	$316,583	$373,087
Gross profit	$95,577	$107,850	$108,885	$113,446
Net income	$10,060	$24,055	$18,400	$26,991
Earnings per share:
Basic	$0.08	$0.18	$0.14	$0.20
Diluted	$0.07	$0.17	$0.13	$0.20

The following table presents the quarterly information for fiscal 2009 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2009	December 27, 2008 (As Restated)	March 28, 2009 (As Restated)	June 27, 2009 (As Restated)	September 26, 2009 (As Restated)
Net sales	$192,027	$189,931	$188,212	$215,965
Gross profit	$52,670	$59,845	$64,008	$68,868
Net income	$14,208	$12,061	$14,118	$14,052
Earnings per share:
Basic	$0.13	$0.11	$0.13	$0.12
Diluted	$0.12	$0.10	$0.12	$0.11

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The restated quarterly Balance Sheets for the first three quarters of fiscal 2010 and fiscal 2009 are presented below (dollars in thousands):

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheet

June 26, 2010

(Dollars in thousands)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$8,981	$—	$—	$—	$—	$8,981
Restricted cash and cash equivalents	940	—	—	—	—	940
Short-term investments	—	—	—	—	—	—
Receivables, less uncollectible accounts and return allowances of $8,852	128,758	—	—	—	—	128,758
Inventories	186,262	(8,039)	(1,043)	—	—	177,180
Income taxes receivable	1,700	3,152	380	310	45	5,587
Other current assets	16,611	—	—	—	1,082	17,693
Deferred income taxes, net	12,819	—	—	—	—	12,819

Total current assets	356,071	(4,887)	(663)	310	1,127	351,958
Fixed assets, net	218,821	—	—	—	—	218,821
Intangibles, net	225,481	—	—	—	—	225,481
Goodwill	386,416	—	—	—	—	386,416
Other long-term assets	10,230	—	—	—	—	10,230

Total assets	$1,197,019	$(4,887)	$(663)	$310	$1,127	$1,192,906

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$19,058	$—	$—	$—		$19,058
Accounts payable	112,044	—	—	—		112,044
Accrued compensation costs	22,215	—	—	—	—	22,215
Accrued expenses	36,049	—	—	738	1,207	37,994
Income tax payable	—	—	—	—	—	—
Other short-term liabilities	2,514	—	—	—	—	2,514

Total current liabilities	191,880	—	—	738	1,207	193,825
Long-term debt	252,380	—	—	—	—	252,380
Deferred income taxes, net	85,469	—	—	—	—	85,469
Other long-term liabilities	5,157	—	—	—	—	5,157
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—	—	—	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued—131,783,168 shares	13,178	—	—	—	—	13,178
Additional paid-in capital	457,617	—	—	—	—	457,617
Retained earnings	192,912	(4,887)	(663)	(428)	(80)	186,854
Accumulated other comprehensive loss	(1,500)	—	—	—	—	(1,500)
ESOP unallocated shares, at cost—38,060 shares	(74)	—	—	—	—	(74)

Total stockholders’ equity	662,133	(4,887)	(663)	(428)	(80)	656,075

Total liabilities and stockholders’ equity	$1,197,019	$(4,887)	$(663)	$310	$1,127	$1,192,906

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheet

March 27, 2010

(Dollars in thousands)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$144,135	$—	$—	$—	$—	$144,135
Restricted cash and cash equivalents	70	—	—	—	—	70
Short-term investments	—	—	—	—	—	—
Receivables, less uncollectible accounts and return allowances of $8,468	128,198	—	—	—	—	128,198
Inventories	109,929	(6,870)	(1,982)	—	—	101,077
Income taxes receivable	6,243	2,687	754	218	126	10,028
Other current assets	23,779	—	—	—	4,035	27,814
Deferred income taxes, net	11,932	—	—	—	—	11,932

Total current assets	424,286	(4,183)	(1,228)	218	4,161	423,254
Fixed assets, net	180,043	—	—	—	—	180,043
Intangibles, net	129,575	—	—	—	—	129,575
Goodwill	168,897	—	—	—	—	168,897
Other long-term assets	8,999	—	—	—	—	8,999

Total assets	$911,800	$(4,183)	$(1,228)	$218	$4,161	$910,768

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,062	$—	$—	$—	$—	$5,062
Accounts payable	89,532	—	—	—	—	89,532
Accrued compensation costs	16,245	—	—	—	—	16,245
Accrued expenses	32,568	—	—	508	4,364	37,440
Income tax payable	—	—	—	—	—	—
Other short-term liabilities	2,525	—	—	—	—	2,525

Total current liabilities	145,932	—	—	508	4,364	150,804
Long-term debt	67,642	—	—	—	—	67,642
Deferred income taxes, net	53,376	—	—	—	—	53,376
Other long-term liabilities	5,123	—	—	—	—	5,123
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—	—	—	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued—131,538,000 shares	13,154	—	—	—	—	13,154
Additional paid-in capital	453,795	—	—	—	—	453,795
Retained earnings	174,358	(4,183)	(1,228)	(290)	(203)	168,454
Accumulated other comprehensive loss	(1,506)	—	—	—	—	(1,506)
ESOP unallocated shares, at cost—38,060 shares	(74)	—	—	—	—	(74)

Total stockholders’ equity	639,727	(4,183)	(1,228)	(290)	(203)	633,823

Total liabilities and stockholders’ equity	$911,800	$(4,183)	$(1,228)	$218	$4,161	$910,768

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheet

December 26, 2009

(Dollars in thousands)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$73,192	$—	$—	$—	$—	$73,192
Restricted cash and cash equivalents	400	—	—	—	—	400
Short-term investments	50,000	—	—	—	—	50,000
Receivables, less uncollectible accounts and return allowances of $9,740	140,899	—	—	—	—	140,899
Inventories	124,083	(4,582)	(2,292)	—	—	117,209
Income taxes receivable	5,055	—	—	—	—	5,055
Other current assets	16,663	—	—	—	1,255	17,918
Deferred income taxes, net	9,983	—	—	—	—	9,983

Total current assets	420,275	(4,582)	(2,292)	—	1,255	414,656
Fixed assets, net	157,318	—	—	—	—	157,318
Intangibles, net	132,636	—	—	—	—	132,636
Goodwill	169,431	—	—	—	—	169,431
Other long-term assets	3,833	—	—	—	—	3,833

Total assets	$883,493	$(4,582)	$(2,292)	$—	$1,255	$877,874

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,064	$—	$—	$—	$—	$5,064
Accounts payable	84,316	—	—	—	—	84,316
Accrued compensation costs	12,473	—	—	—	—	12,473
Accrued expenses	34,106	—	—	1,707	1,289	37,102
Income tax payable	13,137	(1,777)	(876)	(695)	(9)	9,780
Other short-term liabilities	2,844	—	—	—	—	2,844

Total current liabilities	151,940	(1,777)	(876)	1,012	1,280	151,579
Long-term debt	71,907	—	—	—	—	71,907
Deferred income taxes, net	53,192	—	—	—	—	53,192
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—	—	—	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued—131,038,995 shares	13,104	—	—	—	—	13,104
Additional paid-in capital	445,342	—	—	—	—	445,342
Retained earnings	149,656	(2,805)	(1,416)	(1,012)	(25)	144,398
Accumulated other comprehensive loss	(1,574)	—	—	—	—	(1,574)
ESOP unallocated shares, at cost—38,060 shares	(74)	—	—	—	—	(74)

Total stockholders’ equity	606,454	(2,805)	(1,416)	(1,012)	(25)	601,196

Total liabilities and stockholders’ equity	$883,493	$(4,582)	$(2,292)	$—	$1,255	$877,874

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheet

June 27, 2009

(Dollars in thousands)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$4,100	$—	$—	$—	$—	$4,100
Restricted cash and cash equivalents	161	—	—	—	—	161
Receivables, less uncollectible accounts and return allowances of $4,288	68,458	—	—	—	—	68,458
Inventories	103,238	(2,411)	(1,626)	—	—	99,201
Income taxes receivable	285	922	622	(17)	23	1,835
Other current assets	4,725	—	—	—	146	4,871
Deferred income taxes, net	9,967	—	—	—	—	9,967

Total current assets	190,934	(1,489)	(1,004)	(17)	169	188,593
Fixed assets, net	117,054	—	—	—	—	117,054
Intangibles, net	37,935	—	—	—	—	37,935
Goodwill	99,558	—	—	—	—	99,558
Other long-term assets	4,114	—	—	—	—	4,114

Total assets	$449,595	$(1,489)	$(1,004)	$(17)	$169	$447,254

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$37	$—	$—	$—	$—	$37
Accounts payable	61,491	—	—	—	—	61,491
Accrued compensation costs	15,687	—	—	—	—	15,687
Accrued expenses	20,654	—	—	(46)	205	20,813
Income tax payable	—	—	—	—	—	—
Other short-term liabilities	3,441	—	—	—	—	3,441

Total current liabilities	101,310	—	—	(46)	205	101,469
Long-term debt	126,018	—	—	—	—	126,018
Deferred income taxes, net	22,696	—	—	—	—	22,696
Other long-term liabilities	—	—	—	—	—	—
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—	—	—	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued—128,714,481 shares	12,871	—	—	—	—	12,871
Additional paid-in capital	73,488	—	—	—	—	73,488
Retained earnings	122,787	(1,489)	(1,004)	29	(36)	120,287
Accumulated other comprehensive loss	(2,078)	—	—	—	—	(2,078)
ESOP unallocated shares, at cost—81,581 shares	(161)	—	—	—	—	(161)
Treasury shares, at cost—15,626,979 shares	(7,336)	—	—	—	—	(7,336)

Total stockholders’ equity	199,571	(1,489)	(1,004)	29	(36)	197,071

Total liabilities and stockholders’ equity	$449,595	$(1,489)	$(1,004)	$(17)	$169	$447,254

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheet

March 28, 2009

(Dollars in thousands)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$2,639	$—	$—	$—	$—	$2,639
Restricted cash and cash equivalents	414	—	—	—	—	414
Receivables, less uncollectible accounts and return allowances of $5,116	71,135	—	—	—	—	71,135
Inventories	71,597	(2,348)	(1,973)	—	—	67,276
Income taxes receivable	—	—	—	—	—	—
Other current assets	4,783	—	—	—	643	5,426
Deferred income taxes, net	9,899	—	—	—	—	9,899

Total current assets	160,467	(2,348)	(1,973)	—	643	156,789
Fixed assets, net	105,152	—	—	—	—	105,152
Intangibles, net	39,390	—	—	—	—	39,390
Goodwill	99,727	—	—	—	—	99,727
Other long-term assets	4,172	—	—	—	—	4,172

Total assets	$408,908	$(2,348)	$(1,973)	$—	$643	$405,230

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$93	$—	$—	$—	$—	$93
Accounts payable	49,542	—	—	—	—	49,542
Accrued compensation costs	10,658	—	—	—	—	10,658
Accrued expenses	20,614	—	—	(324)	659	20,949
Income tax payable	5,427	(897)	(752)	122	(7)	3,893
Other short-term liabilities	4,147	—	—	—	—	4,147

Total current liabilities	90,481	(897)	(752)	(202)	652	89,282
Long-term debt	118,650	—	—	—	—	118,650
Deferred income taxes, net	22,292	—	—	—	—	22,292
Other long-term liabilities	—	—	—	—	—	—
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—	—	—	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued—117,435,996 shares	11,744	—	—	—	—	11,744
Additional paid-in capital	67,203	—	—	—	—	67,203
Retained earnings	108,647	(1,451)	(1,221)	202	(9)	106,168
Accumulated other comprehensive loss	(2,612)	—	—	—	—	(2,612)
ESOP unallocated shares, at cost—81,581 shares	(161)	—	—	—	—	(161)
Treasury shares, at cost—15,626,979 shares	(7,336)	—	—	—	—	(7,336)

Total stockholders’ equity	177,485	(1,451)	(1,221)	202	(9)	175,006

Total liabilities and stockholders’ equity	$408,908	$(2,348)	$(1,973)	$—	$643	$405,230

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheet

December 27, 2008

(Dollars in thousands)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$2,475	$—	$—	$—	$—	$2,475
Restricted cash and cash equivalents	575	—	—	—	—	575
Receivables, less uncollectible accounts and return allowances of $5,357	70,328	—	—	—	—	70,328
Inventories	66,839	(1,497)	(1,138)	—	—	64,204
Income taxes receivable	—	—	—	—	—	—
Other current assets	5,632	—	—	—	1,275	6,907
Deferred income taxes, net	10,043	—	—	—	—	10,043

Total current assets	155,892	(1,497)	(1,138)	—	1,275	154,532
Fixed assets, net	98,818	—	—	—	—	98,818
Intangibles, net	28,193	—	—	—	—	28,193
Goodwill	73,953	—	—	—	—	73,953
Other long-term assets	4,913	—	—	—	—	4,913

Total assets	$361,769	$(1,497)	$(1,138)	$—	$1,275	$360,409

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29	$—	$—	$—	$—	$29
Accounts payable	50,477	—	—	—	—	50,477
Accrued compensation costs	8,218	—	—	—	—	8,218
Accrued expenses	20,484	—	—	(107)	1,275	21,652
Income tax payable	8,748	(574)	(435)	40	—	7,779
Other short-term liabilities	4,609	—	—	—	—	4,609

Total current liabilities	92,565	(574)	(435)	(67)	1,275	92,764
Long-term debt	90,013	—	—	—	—	90,013
Deferred income taxes, net	21,485	—	—	—	—	21,485
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—	—	—	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued—116,167,703 shares	11,617	—	—	—	—	11,617
Additional paid-in capital	60,740	—	—	—	—	60,740
Retained earnings	95,664	(923)	(703)	67	—	94,105
Accumulated other comprehensive loss	(2,818)	—	—	—	—	(2,818)
ESOP unallocated shares, at cost—81,581 shares	(161)	—	—	—	—	(161)
Treasury shares, at cost—15,626,979 shares	(7,336)	—	—	—	—	(7,336)

Total stockholders’ equity	157,706	(923)	(703)	67	—	156,147

Total liabilities and stockholders’ equity	$361,769	$(1,497)	$(1,138)	$—	$1,275	$360,409

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The restated quarterly Statements of Operations for the first three quarters of fiscal 2010 and each of the quarterly periods in fiscal 2009 are presented below (dollars in thousands, except per share data):

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended June 26, 2010

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Net sales	$311,514	$5,488	$(2,756)	$(820)	$3,157	$316,583
Cost of sales	201,783	6,657	(3,695)	—	2,953	207,698

Gross profit	109,731	(1,169)	939	(820)	204	108,885
Selling and operating expenses	46,277	—	—	(590)	—	45,687
General and administrative expenses	25,267	—	—	—	—	25,267
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	38,187	(1,169)	939	(230)	204	37,931
Other income (expense)	27	—	—	—	—	27
Interest expense	(1,495)	—	—	—	—	(1,495)

Income before income taxes	36,719	(1,169)	939	(230)	204	36,463
Income tax expense	(18,165)	465	(374)	92	(81)	(18,063)

Net income	$18,554	$(704)	$565	$(138)	$123	$18,400

Basic income per share:
Weighted average shares outstanding	131,677,459	131,677,459	131,677,459	131,677,459	131,677,459	131,677,459
Net income	$0.14	$(0.01)	$0.00	$(0.00)	$0.00	$0.14	*
Diluted income per share:
Weighted average shares outstanding	137,898,253	137,898,253	137,898,253	137,898,253	137,898,253	137,898,253
Net income	$0.13	$(0.01)	$0.00	$(0.00)	$0.00	$0.13	*

*	Does not add due to rounding.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended March 27, 2010

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments
Net sales	$324,915	$2,941	$(4,300)	$1,472	$(3,075)	$321,953
Cost of sales	216,263	5,230	(4,611)	—	(2,779)	214,103

Gross profit	108,652	(2,289)	311	1,472	(296)	107,850
Selling and operating expenses	42,979	—	—	272	—	43,251
General and administrative expenses	24,464	—	—	—	—	24,464
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	41,209	(2,289)	311	1,200	(296)	40,135
Other income (expense)	(133)	—	—	—	—	(133)
Interest expense	(833)	—	—	—	—	(833)

Income before income taxes	40,243	(2,289)	311	1,200	(296)	39,169
Income tax expense	(15,541)	911	(124)	(478)	118	(15,114)

Net income	$24,702	$(1,378)	$187	$722	$(178)	$24,055

Basic income per share:
Weighted average shares outstanding	131,263,638	131,263,638	131,263,638	131,263,638	131,263,638	131,263,638
Net income	$0.19	$(0.01)	$0.00	$0.01	$(0.00)	$0.18 *
Diluted income per share:
Weighted average shares outstanding	137,831,574	137,831,574	137,831,574	137,831,574	137,831,574	137,831,574
Net income	$0.18	$(0.01)	$0.00	$0.01	$(0.00)	$0.17 *

*	Does not add due to rounding.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended December 26, 2009

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Net sales	$349,363	$5,240	$(5,576)	$(4,711)	$836	$345,152
Cost of sales	247,538	$6,884	$(5,459)	$—	612	249,575

Gross profit	101,825	(1,644)	(117)	(4,711)	224	95,577
Selling and operating expenses	55,579	—	—	(2,204)	—	53,375
General and administrative expenses	23,172	—	—	—	—	23,172
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	23,074	(1,644)	(117)	(2,507)	224	19,030
Other income (expense)	(111)	—	—	—	—	(111)
Interest expense	(1,048)	—	—	—	—	(1,048)

Income before income taxes	21,915	(1,644)	(117)	(2,507)	224	17,871
Income tax expense	(9,421)	654	47	998	(89)	(7,811)

Net income	$12,494	$(990)	$(70)	$(1,509)	$135	$10,060

Basic income per share:
Weighted average shares outstanding	130,969,293	130,969,293	130,969,293	130,969,293	130,969,293	130,969,293
Net income	$0.10	$(0.01)	$(0.00)	$(0.01)	$0.00	$0.08

Diluted income per share:
Weighted average shares outstanding	137,486,331	137,486,331	137,486,331	137,486,331	137,486,331	137,486,331
Net income	$0.09	$(0.01)	$(0.00)	$(0.01)	$0.00	$0.07

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended September 26, 2009

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Net sales	$222,205	$(12)	$(4,098)	$(210)	$(1,920)	$215,965
Cost of sales	151,853	514	(3,549)	—	(1,721)	147,097

Gross profit	70,352	(526)	(549)	(210)	(199)	68,868
Selling and operating expenses	31,076	—	—	(964)	—	30,112
General and administrative expenses	13,939	—	—	—	—	13,939
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	25,337	(526)	(549)	754	(199)	24,817
Other income (expense)	(338)	—	—	—	—	(338)
Interest expense	(1,199)	—	—	—	—	(1,199)

Income before income taxes	23,800	(526)	(549)	754	(199)	23,280
Income tax expense	(9,425)	200	208	(286)	75	(9,228)

Net income	$14,375	$(326)	$(341)	$468	$(124)	$14,052

Basic income per share:
Weighted average shares outstanding	121,743,135	121,743,135	121,743,135	121,743,135	121,743,135	121,743,135
Net income	$0.12	$(0.00)	$(0.00)	$0.00	$(0.00)	$0.12
Diluted income per share:
Weighted average shares outstanding	128,401,764	128,401,764	128,401,764	128,401,764	128,401,764	128,401,764
Net income	$0.11	$(0.00)	$(0.00)	$0.00	$(0.00)	$0.11

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended June 27, 2009

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Net sales	$190,509	$695	$(3,131)	$(315)	$454	$188,212
Cost of sales	126,428	757	(3,478)	—	497	124,204

Gross profit	64,081	(62)	347	(315)	(43)	64,008
Selling and operating expenses	28,597	—	—	(37)		28,560
General and administrative expenses	12,708	—	—	—	—	12,708
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	22,776	(62)	347	(278)	(43)	22,740
Other income (expense)	(39)	—	—	—	—	(39)
Interest expense	(1,080)	—	—	—	—	(1,080)

Income before income taxes	21,657	(62)	347	(278)	(43)	21,621
Income tax expense	(7,517)	24	(131)	105	16	(7,503)

Net income	$14,140	$(38)	$216	$(173)	$(27)	$14,118

Basic income per share:
Weighted average shares outstanding	112,775,280	112,775,280	112,775,280	112,775,280	112,775,280	112,775,280
Net income	$0.13	$(0.00)	$0.00	$(0.00)	$(0.00)	$0.13
Diluted income per share:
Weighted average shares outstanding	119,010,138	119,010,138	119,010,138	119,010,138	119,010,138	119,010,138
Net income	$0.12	$(0.00)	$0.00	$(0.00)	$(0.00)	$0.12

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended March 28, 2009

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Net sales	$193,351	$547	$(4,149)	$(433)	$615	$189,931
Cost of sales	131,370	1,399	(3,315)	—	632	130,086

Gross profit	61,981	(852)	(834)	(433)	(17)	59,845
Selling and operating expenses	28,094	—	—	(650)		27,444
General and administrative expenses	11,245	—	—	—	—	11,245
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	22,642	(852)	(834)	217	(17)	21,156
Other income (expense)	(242)	—	—	—	—	(242)
Interest expense	(1,032)	—	—	—	—	(1,032)

Income before income taxes	21,368	(852)	(834)	217	(17)	19,882
Income tax expense	(8,385)	323	316	(82)	7	(7,821)

Net income	$12,983	$(529)	$(518)	$135	$(10)	$12,061

Basic income per share:
Weighted average shares outstanding	111,375,114	111,375,114	111,375,114	111,375,114	111,375,114	111,375,114
Net income	$0.12	$(0.00)	$(0.00)	$0.00	$(0.00)	$0.11 *
Diluted income per share:
Weighted average shares outstanding	117,060,174	117,060,174	117,060,174	117,060,174	117,060,174	117,060,174
Net income	$0.11	$(0.00)	$(0.00)	$0.00	$(0.00)	$0.10 *

*	Does not add due to rounding.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended December 27, 2008

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Net sales	$196,980	$133	$(2,810)	$(1,019)	$(1,257)	$192,027
Cost of sales	143,630	(364)	(2,648)	—	(1,261)	139,357

Gross profit	53,350	497	(162)	(1,019)	4	52,670
Selling and operating expenses	36,181	—	—	(947)	—	35,234
General and administrative expenses	9,211	—	—	—	552	9,763
Patent litigation (settlement) expense	(17,000)	—	—	—	—	(17,000)

Operating income	24,958	497	(162)	(72)	(548)	24,673
Other income (expense)	(43)	—	—	—	—	(43)
Interest expense	(1,382)	—	—	—	—	(1,382)

Income before income taxes	23,533	497	(162)	(72)	(548)	23,248
Income tax expense	(9,149)	(188)	62	27	208	(9,040)

Net income	$14,384	$309	$(100)	$(45)	$(340)	$14,208

Basic income per share:
Weighted average shares outstanding	110,038,074	110,038,074	110,038,074	110,038,074	110,038,074	110,038,074
Net income	$0.13	$0.00	$(0.00)	$(0.00)	$(0.00)	$0.13
Diluted income per share:
Weighted average shares outstanding	115,884,465	115,884,465	115,884,465	115,884,465	115,884,465	115,884,465
Net income	$0.12	$0.00	$(0.00)	$(0.00)	$(0.00)	$0.12

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The restated quarterly segment information for the first three quarters of fiscal 2010 and each of the quarterly periods in fiscal 2009 are presented below (dollars in thousands, except per share data):

Thirteen weeks ended June 26, 2010

As Restated

(Dollars in thousands)

	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$157,169	$159,414	$—	$—	$316,583
Intersegment sales	$68,475	$39,955	$—	$(108,430)	$—
Net sales	$225,644	$199,369	$—	$(108,430)	$316,583
Income before taxes	$27,691	$23,720	$(10,328)	$(4,620)	$36,463
Total assets	$876,522	$353,966	$39,002	$(76,585)	$1,192,905
Stock compensation	$645	$565	$883	$—	$2,093
Interest expense	$—	$—	$1,495	$—	$1,495
Property additions	$30,606	$4,284	$—	$—	$34,890
Depreciation and amortization	$9,984	$2,021	$—	$—	$12,005

Thirteen weeks ended March 27, 2010

As Restated

(Dollars in thousands)

	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$155,162	$166,791	$—	$—	$321,953
Intersegment sales	$67,367	$38,625	$—	$(105,992)	$—
Net sales	$222,529	$205,416	$—	$(105,992)	$321,953
Income before taxes	$31,503	$21,095	$(10,894)	$(2,535)	$39,169
Total assets	$506,272	$300,388	$176,840	$(72,732)	$910,768
Stock compensation	$637	$491	$792	$—	$1,920
Interest expense	$—	$—	$833	$—	$833
Property additions	$24,427	$5,567	$—	$—	$29,994
Depreciation and amortization	$8,062	$1,814	$—	$—	$9,876

Thirteen weeks ended December 26, 2009

As Restated

(Dollars in thousands)

	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$133,186	$211,966	$—	$—	$345,152
Intersegment sales	$58,619	$34,140	$—	$(92,759)	$—
Net sales	$191,805	$246,106	$—	$(92,759)	$345,152
Income before taxes	$27,578	$5,954	$(11,080)	$(4,581)	$17,871
Total assets	$476,166	$289,715	$149,305	$(37,312)	$877,874
Stock compensation	$684	$507	$737	$—	$1,928
Interest expense	$—	$—	$1,048	$—	$1,048
Property additions	$17,220	$2,322	$—	$—	$19,542
Depreciation and amortization	$6,345	$1,651	$—	$—	$7,996

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Thirteen weeks ended September 26, 2009

As Restated

(Dollars in thousands)

	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$100,119	$115,846	$—	$—	$215,965
Intersegment sales	$34,572	$22,007	$—	$(56,579)	$—
Net sales	$134,691	$137,853	$—	$(56,579)	$215,965
Income before taxes	$15,104	$15,716	$(5,881)	$(1,659)	$23,280
Total assets	$510,725	$259,706	$262,917	$(219,943)	$813,405
Stock compensation	$640	$554	$691	$—	$1,885
Interest expense	$—	$—	$1,199	$—	$1,199
Property additions	$51,852	$3,752	$—	$—	$55,604
Depreciation and amortization	$4,728	$1,662	$—	$—	$6,390

Thirteen weeks ended June 27, 2009

As Restated

(Dollars in thousands)

	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$100,749	$87,463	$—	$—	$188,212
Intersegment sales	$20,258	$17,298	$—	$(37,556)	$—
Net sales	$121,007	$104,761	$—	$(37,556)	$188,212
Income before taxes	$16,030	$11,119	$(5,446)	$(82)	$21,621
Total assets	$387,090	$211,077	$26,738	$(177,651)	$447,254
Stock compensation	$654	$514	$688	$—	$1,856
Interest expense	$—	$—	$1,080	$—	$1,080
Property additions	$14,937	$1,625	$—	$—	$16,562
Depreciation and amortization	$4,311	$1,721	$—	$—	$6,032

Thirteen weeks ended March 28, 2009

As Restated

(Dollars in thousands)

	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$91,290	$98,641	$—	$—	$189,931
Intersegment sales	$21,975	$17,156	$—	$(39,131)	$—
Net sales	$113,265	$115,797	$—	$(39,131)	$189,931
Income before taxes	$12,835	$12,888	$(4,753)	$(1,088)	$19,882
Total assets	$343,945	$189,465	$23,626	$(151,806)	$405,230
Stock compensation	$498	$458	$570	$—	$1,526
Interest expense	$—	$—	$1,032	$—	$1,032
Property additions	$10,592	$258	$—	$—	$10,850
Depreciation and amortization	$3,801	$1,721	$—	$—	$5,522

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Thirteen weeks ended December 27, 2008

As Restated

(Dollars in thousands)

	SCBU	Keurig	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$91,702	$100,325		$—	$192,027
Intersegment sales	$14,106	$15,525		$(29,631)	$—
Net sales	$105,808	$115,850	$—	$(29,631)	$192,027
Income before taxes	$9,530	$719	$13,310	$(311)	$23,248
Total assets	$272,408	$187,788	$23,768	$(123,555)	$360,409
Stock compensation	$533	$425	$472	$—	$1,430
Interest expense	$—	$—	$1,382	$—	$1,382
Property additions	$4,593	$745	$—	$—	$5,338
Depreciation and amortization	$3,668	$1,693	$—	$—	$5,361

25.	Subsequent Events

On September 28, 2010, the Company completed a sale of 8,566,649 shares of its common stock, par value $0.10 per share, to Luigi Lavazza S.p.A., an Italian corporation (“Lavazza”), for an aggregate purchase price of $250.0 million. The sale of the shares was effected pursuant to a Common Stock Purchase Agreement (“SPA”) dated August 10, 2010. The SPA contains a five-and-one-half-year standstill period, during which Lavazza will be prohibited from increasing its ownership of Common Stock or making any proposals or announcements relating to extraordinary Company transactions. The standstill is subject to certain exceptions after a one-year period, including Lavazza’s right to purchase additional shares up to 15% of the Company’s outstanding shares.

On September 14, 2010, the Company agreed to purchase all of the issued and outstanding shares of capital stock of LJVH Holdings Inc., a British Columbia, Canada corporation (“Van Houtte”), for an aggregate cash purchase price of $915.0 million Canadian dollars, pursuant to a definitive Share Purchase Agreement (“Purchase Agreement”). The purchase price is subject to adjustment based on Van Houtte’s working capital, net indebtedness and pre-closing taxes as of immediately prior to the transaction’s closing. The Purchase Agreement contains customary representations, warranties, covenants and closing conditions, including obtaining regulatory approvals in the United States and Canada. The Purchase Agreement also contains indemnification obligations of the Company and the sellers, subject to certain limitations. In addition, the Company is subject to a reverse break-up fee of $91.5 million Canadian dollars if the Company breaches their obligation to close the transaction. The Purchase Agreement may be terminated by either the Company or the sellers under certain circumstances, including if the closing does not occur by December 31, 2010. However, if the closing does not occur on or prior to December 31, 2010 as a result of regulatory approvals having not been obtained by that date, the termination date will be extended to March 31, 2011. The Company has received two of the three required regulatory approvals necessary to complete this transaction. The Company is confident that it will receive the final required regulatory approval so that it can close the transaction by December 31, 2010. To finance the Van Houtte acquisition and transaction expenses, as well as to refinance the Company’s existing outstanding indebtedness, the Company intends to enter into a new credit facility.

Schedule II—Valuation and Qualifying Accounts

for the fiscal years ended

September 25, 2010, September 26, 2009, and September 27, 2008

(Dollars in thousands)

Description	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2010	$983	$333	$610	$612	$1,314
Fiscal 2009	$1,034	$—	$243	$294	$983
Fiscal 2008	$862	$—	$1,158	$986	$1,034

Description	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions	Balance at End of Period
Sales returns reserve:
Fiscal 2010	$3,809	$31	$40,139	$31,237	$12,742
Fiscal 2009	$1,968	$—	$15,944	$14,103	$3,809
Fiscal 2008	$738	$—	$8,251	$7,021	$1,968

Description	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions	Balance at End of Period
Warranty reserve:
Fiscal 2010	$724	$—	$14,780	$8,810	$6,694
Fiscal 2009	$648	$—	$3,082	$3,006	$724
Fiscal 2008	$815	$—	$2,322	$2,489	$648

Description	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions	Balance at End of Period
Inventory obsolescence reserve:
Fiscal 2010	$704	$213	$4,668	$2,664	$2,921
Fiscal 2009	$440	$—	$1,801	$1,537	$704
Fiscal 2008	$348	$—	$1,141	$1,049	$440