Form 10-Q
period 2010-12-25
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2011-02-03
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 25, 2010

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

As of January 28, 2011, 141,600,550 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

2010 Restatement

As described in our Annual Report on Form 10-K for the year ended September 25, 2010, we have restated our financial statements and other information.

For further discussion of the effects of the 2010 restatement see Part 1, Item 1. Financial Statements, Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements, Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 4. Controls and Procedures.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	December 25, 2010	September 25, 2010
Assets
Current assets:
Cash and cash equivalents	$32,921	$4,401
Restricted cash and cash equivalents	30,003	355
Receivables, less uncollectible accounts and return allowances of $28,989 and $14,056 at December 25, 2010 and September 25, 2010, respectively	238,068	172,200
Inventories	269,132	262,478
Income taxes receivable	—	5,350
Other current assets	24,211	23,488
Current deferred income taxes, net	24,626	26,997
Current assets held for sale	25,839	—

Total current assets	644,800	495,269
Fixed assets, net	389,608	258,923
Intangibles, net	573,935	220,005
Goodwill	769,401	386,416
Other long-term assets	65,247	9,961
Long-term assets held for sale	96,262	—

Total assets	$2,539,253	$1,370,574

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,476	$19,009
Accounts payable	148,034	139,220
Accrued compensation costs	24,607	24,236
Accrued expenses	75,750	49,279
Income tax payable	2,922	1,934
Other short-term liabilities	26,097	4,377
Current liabilities related to assets held for sale	11,181	—

Total current liabilities	297,067	238,055
Long-term debt	1,076,541	335,504
Long-term deferred income taxes, net	167,632	92,579
Other long-term liabilities	32,669	5,191
Long-term liabilities related to assets held for sale	1,977	—
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 200,000,000 shares; Issued - 141,569,636 and 132,823,585 shares at December 25, 2010 and September 25, 2010, respectively	14,157	13,282
Additional paid-in capital	725,984	473,749
Retained earnings	216,073	213,844
Accumulated other comprehensive income (loss)	1,901	(1,630)

Total parent stockholders’ equity	958,115	699,245
Noncontrolling interests	5,252	—

Total stockholders’ equity	963,367	699,245

Total liabilities and stockholders’ equity	$2,539,253	$1,370,574

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended December 25, 2010	Thirteen weeks ended December 26, 2009
		(As Restated)
Net sales	$575,027	$345,152
Cost of sales	430,613	249,575

Gross profit	144,414	95,577

Selling and operating expenses	78,448	53,375
General and administrative expenses	42,887	23,172

Operating income	23,079	19,030

Other income (expense)	137	243
Gain (loss) on financial instruments, net	(6,377)	(354)
Gain (loss) on foreign currency, net	1,605	—
Interest expense	(6,023)	(1,048)

Income before income taxes	12,421	17,871

Income tax expense	(10,167)	(7,811)

Net Income	2,254	10,060
Less: Net income attributable to noncontrolling interests	25	—

Net income attributable to GMCR	$2,229	$10,060

Basic income per share:
Basic weighted average shares outstanding	141,374,327	130,969,293
Net income	$0.02	$0.08

Diluted income per share:
Diluted weighted average shares outstanding	147,036,072	137,486,331
Net income	$0.02	$0.07

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended December 25, 2010			Thirteen weeks ended December 26, 2009
	GMCR	Noncontrolling Interests	Total	GMCR	Noncontrolling Interests	Total
				(As Restated)
Net income	$2,229	$25	$2,254	$10,060	$—	$10,060
Other comprehensive income, net of tax:
Deferred gain on derivatives designated as cash flow hedges	385	—	385	286	—	286
Gain on derivatives designated as cash flow hedges reclassified to net income	—	—	—	(38)	—	(38)
Foreign currency translation adjustment	3,146	22	3,168	48	—	48

Other comprehensive gain	3,531	22	3,553	296	—	296

Comprehensive income	$5,760	$47	$5,807	$10,356	$—	$10,356

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Stockholders’ Equity

For the Period Ended December 25, 2010 (Dollars in thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Parent Shareholders’	Equity Attributable to Noncontrolling	Total Stockholders’
	Shares	Amount	capital	earnings	income (loss)	Equity	Interests	Equity
Balance at September 25, 2010	132,823,585	$13,282	$473,749	$213,844	$(1,630)	$699,245	$—	$699,245
Sale of common stock	8,566,649	857	248,667	—	—	249,524	—	249,524
Options exercised	179,402	18	393	—	—	411	—	411
Stock compensation expense	—	—	2,200	—	—	2,200	—	2,200
Purchase noncontrolling interests	—	—	—	—	—	—	5,205	5,205
Tax benefit from exercise of options	—	—	914	—	—	914	—	914
Deferred compensation expense	—	—	61	—	—	61	—	61
Other comprehensive income, net of tax	—	—	—	—	3,531	3,531	22	3,553
Net income	—	—	—	2,229	—	2,229	25	2,254

Balance at December 25, 2010	141,569,636	$14,157	$725,984	$216,073	$1,901	$958,115	$5,252	$963,367

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen weeks ended December 25, 2010	Thirteen weeks ended December 26, 2009
		(As Restated)
Cash flows from operating activities:
Net income	$2,254	$10,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,164	5,853
Amortization of intangibles	6,160	2,143
Amortization of deferred financing fees	2,964	—
Gain on foreign currency exchange transactions	(1,605)	—
Loss on disposal of fixed assets	34	34
Provision for doubtful accounts	384	298
Provision for sales returns	27,521	8,516
Loss on financial instruments, net	6,377	392
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	—	5
Excess tax benefits from equity-based compensation plans	(914)	(1,124)
Deferred income taxes	2,260	(578)
Deferred compensation and stock compensation	2,261	1,977
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(52,145)	(49,422)
Inventories	29,828	21,885
Income tax receivable, net	6,752	4,624
Other current assets	(2,109)	(834)
Other long-term assets, net	(16,662)	145
Accounts payable	3,309	4,662
Accrued compensation costs	(8,745)	(4,923)
Accrued expenses	16,384	14,707
Other short-term liabilities	(375)	(354)
Other long-term liabilities	13,560	—

Net cash provided by operating activities	49,657	18,066

Cash flows from investing activities:
Change in restricted cash	117	(120)
Proceeds from notes receivable	19	—
Acquisition of Timothy’s Coffee of the World Inc.	—	(154,742)
Advance on acquisition of Diedrich Coffee, Inc.	—	(8,517)
Acquisition of LJVH Holdings, Inc. (Van Houtte)	(907,895)	—
Capital expenditures for fixed assets	(47,406)	(23,701)
Proceeds from disposal of fixed assets	21	145

Net cash used in investing activities	(955,144)	(186,935)

Cash flows from financing activities:
Net change in revolving line of credit	288,095	—
Proceeds from issuance of common stock under compensation plans	411	384
Proceeds from issuance of common stock	249,524	—
Excess tax benefits from equity-based compensation plans	914	1,124
Capital lease obligations	(2)	(8)
Proceeds from borrowings of long-term debt	794,500	—
Deferred financing fees	(41,438)	—
Repayment of long-term debt	(354,544)	(1,250)

Net cash provided by financing activities	937,460	250

Change in cash balances included in short-term assets held for sale	(3,638)	—
Effect of exchange rate changes on cash and cash equivalents	185	—
Net (decrease) increase in cash and cash equivalents	28,520	(168,619)
Cash and cash equivalents at beginning of period	4,401	241,811

Cash and cash equivalents at end of period	$32,921	$73,192

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$11,676	$8,350

Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$—	$1,533

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen week period ended December 25, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2011.

The September 25, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 25, 2010. Throughout this presentation, we refer to the consolidated company as the “Company” and, unless otherwise noted, the information provided is on a consolidated basis.

The Company has revised the classification of certain information presented in its fiscal 2010 audited consolidated financial statements to conform to its fiscal 2011 presentation.

2010 Restatement

As described in our Annual Report on Form 10-K for the year ended September 25, 2010, we have restated our financial statements and other information. For details on the effects of the restatements on certain line items within our previously reported Statement of Operations for the thirteen weeks ended December 26, 2009, please refer to the following sections in our Annual Report on Form 10-K: Overview of Restatement; Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Restatement of Previously Issued Financial Statements and Note 24, Unaudited Quarterly Financial Data.

2.	Segment Reporting

The Company manages its operations through three operating segments, Specialty Coffee business unit (“SCBU”), Keurig business unit (“Keurig”) and Canadian business unit (“CBU”) created primarily from the former Van Houtte business recently acquired as a result of the Company’s recent acquisition of LJVH Holdings, Inc. (“LJVH” and together with its subsidiaries, “Van Houtte”).

SCBU sources, produces and sells coffee, cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs. These varieties are sold primarily to wholesale channels, including supermarkets and convenience stores, restaurants and hospitality, office coffee distributors and directly to consumers in North America. In addition, SCBU sells Keurig® single-cup brewing systems and other accessories directly to consumers and supermarkets.

Keurig, a pioneer and leading manufacturer of gourmet single-cup brewing systems, targets its premium patented single-cup brewing systems for use both at-home (“AH”) and away-from-home (“AFH”), mainly in North America. Keurig sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup® portion packs produced mainly by SCBU and CBU to retailers by principally processing its sales orders through fulfillment entities for the AH channels. Keurig sells AFH single-cup brewers to distributors for use in offices. Keurig also sells AH brewers, a limited number of AFH brewers and K-Cup portion packs directly to consumers. Keurig earns royalty income from K-Cup portion packs when shipped by its licensed roasters, except for shipments of K-Cup portion packs by third party roasters to Keurig, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by Keurig.

CBU sources, produces and sells coffees in a variety of packaging formats, including K-Cup portion packs, whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands. These varieties are sold primarily to wholesale channels, including supermarkets and retail, and through office coffee services to offices, convenience stores and restaurants mainly throughout Canada. CBU also manufactures brewing equipment and is responsible for all Company coffee brand sales in the grocery channel in Canada.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share any significant manufacturing or distribution facilities, except for brewer fulfillment at the Company’s Knoxville facility. Administrative functions such as accounting and information services are decentralized but moving toward centralization through an enterprise shared services group. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at estimated market price and eliminated in consolidation. The costs of the Company’s manufacturing operations are captured within the SCBU and CBU segments while the Keurig segment does not have manufacturing facilities and purchases its saleable products from third parties, including the SCBU and CBU. The Company’s inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses related to certain centralized administrative functions including Finance, Human Resources, IST and Legal are allocated to the SCBU and Keurig operating segments. Expenses not specifically related to either operating segment are shown separately as “Corporate.” Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors. Corporate assets include cash, short-term investments and deferred tax assets.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU segment. Keurig related goodwill and intangibles are included in the Keurig segment. Van Houtte related goodwill and intangibles are included in the CBU segment.

The Company analyzes its business on a segment basis, records net sales on a segment basis and eliminates intersegment sales as part of its financial consolidation. Intersegment sales primarily consist of the SCBU and CBU selling K-Cup portion packs to Keurig, and Keurig sells brewers and records royalty income from K-Cup portion packs when shipped by the SCBU and CBU.

Selected financial data for segment disclosures for the thirteen weeks ended December 25, 2010 and December 26, 2009 are as follows:

	Thirteen weeks ended December 25, 2010 (Dollars in thousands)
	SCBU	Keurig	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$219,401	$345,101	$10,525	$—	$—	$575,027
Intersegment sales	$137,728	$68,653	$602	$—	$(206,983)	$—
Net sales	$357,129	$413,754	$11,127	$—	$(206,983)	$575,027

Income before taxes	$59,748	$(1,955)	$(1,321)	$(36,021)	$(8,030)	$12,421

Total assets	$1,127,605	$420,161	$1,048,951	$91,189	$(148,653)	$2,539,253

Stock compensation	$738	$501	$—	$961		$2,200

Interest expense	$—	$—	$—	$6,023	$—	$6,023

Property additions	$31,519	$5,083	$1,047	$—	$—	$37,649

Depreciation and amortization	$14,619	$2,263	$1,442	$—	$—	$18,324

	Thirteen weeks ended December 26, 2009 (Dollars in thousands) (As Restated)
	SCBU	Keurig	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$133,186	$211,966	$—	$—	$—	$345,152
Intersegment sales	$58,619	$34,140	$—	$—	$(92,759)	$—
Net sales	$191,805	$246,106	$—	$—	$(92,759)	$345,152

Income before taxes	$27,578	$5,954	$—	$(11,080)	$(4,581)	$17,871

Total assets	$476,166	$289,715	$—	$138,630	$(26,637)	$877,874

Stock compensation	$684	$507	$—	$737	$—	$1,928

Interest expense	$—	$—	$—	$1,048	$—	$1,048

Property additions	$17,220	$2,322	$—	$—	$—	$19,542

Depreciation and amortization	$6,345	$1,651	$—	$—	$—	$7,996

3.	Acquisitions

LJVH Holdings, Inc. (including subsidiaries - Van Houtte)

On December 17, 2010, the Company acquired Van Houtte through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.9 million, net of cash acquired. The acquisition was financed with cash on hand and a new $1.45 billion credit facility (see Note 9, Long-Term Debt). The purchase price is subject to a working capital adjustment based upon a balance sheet audit prepared as of December 17, 2010 and to be completed on or before February 14, 2011. Van Houtte’s functional currency is the Canadian dollar.

Van Houtte specializes in sourcing, producing, and selling coffees in a variety of packaging formats, including K-Cup® portion packs whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands.

As previously announced, the Company is conducting a strategic review of the Van Houtte U.S. Coffee Service business (“Filterfresh”) in contemplation of a potential divestiture of Filterfresh. As a result, the Company has accounted for all the assets relating to the Filterfresh business as held-for-sale. See Note 7, Assets Held for Sale, for further information.

The acquisition was accounted for under the acquisition method of accounting. The total preliminary purchase price was USD $907.9 million, net of cash acquired. The total estimated purchase price was allocated to Van Houtte’s net tangible assets and identifiable intangible assets based on their estimated fair values as of December 17, 2010. The preliminary fair value assigned to indefinable intangible assets acquired was determined primarily by using an income approach. The preliminary allocation of the purchase price is based upon management’s preliminary valuation and the Company’s estimates and assumptions and is subject to change within the measurement period as the valuation is finalized. Prior to the end of the measurement period for finalizing the purchase price allocation, any changes will be included in the purchase price allocation retrospectively. The table below represents the allocation of the preliminary purchase price to the acquired net assets of Van Houtte (in thousands):

	Total	Van Houtte Canadian Operations	Filterfresh Assets Held For Sale
Restricted cash	$500	$500	$—
Accounts receivable	55,265	41,598	13,667
Inventories	42,744	36,477	6,267
Deferred income taxes	7,079	4,666	2,413
Other current assets	3,267	2,914	353
Fixed assets	137,621	104,601	33,020
Intangible assets	381,220	357,820	23,400
Goodwill	418,585	380,565	38,020
Other long-term assets	1,068	151	917
Accounts payable and accrued expenses	(42,793)	(35,411)	(7,382)
Other short-term liabilities	(1,446)	(521)	(925)
Income taxes payable	(1,708)	(628)	(1,080)
Deferred income taxes	(80,603)	(79,064)	(1,539)
Notes payable	(2,883)	(1,739)	(1,144)
Other long-term liabilities	(4,815)	(4,815)	—
Non-controlling interests	(5,206)	(3,477)	(1,729)

	$907,895	$803,637	$104,258

Acquisition costs were expensed as incurred and totaled approximately $8.8 million for the thirteen weeks ended December 25, 2010 and are included in general and administrative expenses for the Company.

The preliminary estimates for definite lived amortizable intangible assets acquired include approximately $277.0 million for customer relationships, $10.4 million for trademarks and trade names, $1.2 million for franchises and $0.3 million for technology. The preliminary estimates for indefinite lived intangible assets acquired include approximately $92.3 million for the Van Houtte trademark which is not amortized. The estimates for definite lived intangible assets classified as held-for-sale are not amortized and approximated $23.4 million. Amortizable intangible assets are amortized on a straight-line basis over their respective useful live, and the preliminary weighted-average amortization period is 10.7 years.

The preliminary estimate of the cost of the acquisition in excess of the fair market value of tangible and intangible assets acquired less liabilities assumed represents acquired goodwill of approximately $418.6 million. The acquisition provides the Company with an expanded Canadian presence and manufacturing and distribution synergies, which provide the basis of goodwill recognized. Goodwill and intangible assets are reported in the CBU segment. The goodwill and intangible assets recognized are not deductible for tax purposes.

At December 25, 2010, approximately $29.3 million of the purchase price is held in escrow and is included in restricted cash with corresponding amounts of $20.2 million and $9.1 million in other current liabilities and other long-term liabilities, respectively.

The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended December 25, 2010, the Van Houtte acquisition resulted in an additional $9.6 million of consolidated revenue and $1.6 million of consolidated loss before income taxes.

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

Diedrich specializes in sourcing, roasting, and selling specialty coffee in a variety of packaging formats, including K-Cup® portion packs whose brands include Diedrich Coffee®, Coffee People® and its licensed Gloria Jean’s® brand.

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

Acquisition costs were expensed as incurred and totaled approximately $3.2 million for the thirteen weeks ended December 26, 2009, and are included in general and administrative expenses of the Company.

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

The acquisition was completed on May 11, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. Effective September 26, 2010, the beginning of the Company’s fiscal year 2011, Diedrich was migrated onto the Company’s common information technology platform. As a result, it is impracticable to disclose separately Diedrich’s contributions to revenue and income before taxes for the thirteen weeks ended December 25, 2010.

Timothy’s Coffee of the World Inc.

On November 13, 2009, the Company acquired all of the outstanding capital stock of Timothy’s Coffee of the World Inc. (“Timothy’s”), which included its brand and wholesale coffee business. Timothy’s is as a wholly-owned Canadian subsidiary, with operations integrated into the SCBU segment. Timothy’s functional currency is the U.S. dollar.

Timothy’s wholesale business produces specialty coffee, tea and other beverages in a variety of packaged forms, including K-Cup® portion packs whose brands are Timothy’s® and its licensed brand Emeril’s®. The acquisition provided the Company with a Canadian presence, the Timothy’s brand name and a coffee roasting and packaging facility in Toronto.

Total consideration under the terms of the share purchase agreement amounted to approximately USD $155.7 million. The share purchase agreement contains customary representations, warranties and covenants given by the parties. The total cash disbursement was $154.2 million and the Company assumed liabilities of $1.5 million which were recorded as a noncash transaction.

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

Acquisition costs were expensed as incurred and totaled approximately $1.9 million for the thirteen weeks ended December 26, 2009 and are included in general and administrative expenses of the Company. There were no acquisition costs incurred with respect to the Timothy’s acquisition in the thirteen weeks ended December 25, 2010.

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

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $69.3 million. The acquisition provided the Company with a Canadian presence and manufacturing and distribution synergies, which provide the basis of goodwill recognized. Goodwill and intangible assets related to this acquisition are reported in the SCBU segment of the Company. The goodwill recognized is not deductible for tax purposes.

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended December 25, 2010, the Timothy’s acquisition resulted in an additional $12.0 million of revenue and $6.8 million of income before income taxes. For the thirteen weeks ended December 26, 2009, the Timothy’s acquisition resulted in an additional $4.1 million of revenue and $0.0 million of income before income taxes.

Supplemental Pro Forma Information

The following information reflects the Van Houtte, Diedrich and Timothy’s acquisitions as if the transactions had occurred as of the beginning of the Company’s fiscal 2010. The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the Company, Van Houtte, Diedrich and Timothy’s been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select unaudited consolidated pro forma data (in thousands):

	Thirteen weeks ended December 25, 2010	Thirteen weeks ended December 26, 2009
Unaudited Consolidated proforma revenue	$690,790	$448,548
Unaudited Consolidated proforma net income	$6,545	$4,851
Unaudited Consolidated proforma diluted earnings per share	$0.04	$0.04

4.	Inventories

Inventories consisted of the following (in thousands):

	December 25, 2010	September 25, 2010
Raw materials and supplies	$65,930	$46,328
Finished goods	203,202	216,150

	$269,132	$262,478

Inventory values above are presented net of $3.2 and $3.0 million of obsolescence reserves at December 25, 2010 and September 25, 2010, respectively.

At December 25, 2010, the Company had approximately $240.2 million in green coffee purchase commitments, of which approximately 40% had a fixed price. These commitments extend through 2013. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $2.31 per pound at December 25, 2010. In addition to its green coffee commitments, the Company had approximately $69.2 million in fixed price brewer inventory purchase commitments and $147.7 million in production raw materials commitments at December 25, 2010. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

5.	Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in Years	December 25, 2010	September 25, 2010
Production equipment	1-15	$253,944	$160,080
Equipment on loan to wholesale customers	3-7	193,308	11,013
Computer equipment and software	1-10	73,663	41,923
Land	Indefinite	4,089	1,743
Building and building improvements	4-30	45,268	23,954
Furniture and fixtures	1-15	21,822	11,413
Vehicles	4-5	19,188	1,020
Leasehold improvements	1-20 or remaining life of lease, whichever is less	31,896	17,224
Construction-in-progress		60,171	72,161

Total fixed assets		703,349	340,531
Accumulated depreciation		(313,741)	(81,608)

		$389,608	$258,923

Total depreciation expense relating to all fixed assets was $12.2 million and $5.9 million for the thirteen weeks ended December 25, 2010 and December 26, 2009, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on December 25, 2010 are expected to be in productive use within the next twelve months.

The Company capitalized $0.3 million of interest expense in each of the thirteen week periods ended December 25, 2010 and December 26, 2009.

6.	Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by segment for the thirteen weeks ended December 25, 2010 (in thousands):

	SCBU	CBU	Keurig	Total
Balance at September 25, 2010	$314,042	$—	$72,374	$386,416
Acquisition of Van Houtte	—	382,985	—	382,985

Balance at December 25, 2010	$314,042	$382,985	$72,374	$769,401

The Company has not recognized any impairment loss associated with goodwill.

Definite-lived intangible assets consist of the following (in thousands):

	December 25, 2010		September 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Acquired technology	$21,616	$(11,967)	$21,317	$(11,464)
Customer and roaster agreements	27,092	(11,426)	25,900	(10,688)
Customer relationships	434,318	(13,095)	176,867	(8,915)
Trade names	37,504	(3,077)	29,256	(2,338)
Non-compete agreements	374	(309)	374	(304)

Total	$520,904	$(39,874)	$253,714	$(33,709)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $6.2 million and $2.1 million for the thirteen weeks ended December 25, 2010 and December 26, 2009, respectively.

Indefinite-lived intangible assets were $92.9 million at December 25, 2010 and consisted of trademarks.

The estimated useful lives of the intangible assets subject to amortization are 4 to 10 years for acquired technology, 8 to 11 years for customer and roaster agreements, 7 to 16 years for customer relationships, 9 to 11 years for trade names and 2 to 5 years for non-compete agreements.

The estimated aggregate amortization expense for the remainder of fiscal 2011, for each of the next five years and thereafter, is as follows (in thousands):

2011	$35,361
2012	$46,973
2013	$46,763
2014	$46,155
2015	$44,661
2016	$43,972
Thereafter	$217,145

7.	Assets Held for Sale

In conjunction with the acquisition of Van Houtte (see Note 3, Acquisitions), the Company is conducting a strategic review of the Van Houtte U.S. Coffee Service business (“Filterfresh”) in contemplation of a potential divestiture of Filterfresh. Management expects to complete the sale within a year of the acquisition date of December 17, 2010. As a result, as of December 25, 2010, all the assets and liabilities relating to the Filterfresh business have been reported in the Consolidated Balance Sheets as assets and liabilities held-for-sale. The preliminary fair value of Filterfresh was estimated using a market-based multiple approach.

The following is a summary of the major classes of assets and liabilities of Filterfresh included as assets and liabilities held-for-sale as of December 25, 2010 (in thousands):

Cash	$3,638
Accounts receivable	13,914
Inventories	6,484
Deferred income taxes	1,499
Other current assets	304

Total current assets	25,839

Fixed Assets	32,996
Intangibles	23,400
Goodwill	38,019
Other long-term assets	1,847

Total long-term assets	$96,262

Current portion of long-term debt	698
Accounts payable	3,191
Accrued compensation	3,332
Accrued expenses	2,097
Income taxes payable	1,210
Other current liabilities	653

Total current liabilities	11,181

Deferred income taxes	1,539
Long-term debt	438

Total long-term liabilities	$1,977

8.	Stockholder’s Equity

On September 28, 2010, the Company sold 8,566,649 shares of its common stock, par value $0.10 per share, to Luigi Lavazza S.p.A., an Italian corporation (“Lavazza”), for an aggregate purchase price of $250.0 million. The sale was recorded to stockholders’ equity net of transaction related expenses of approximately $0.5 million. The shares were sold pursuant to a Common Stock Purchase Agreement which contains a five-and-one-half-year standstill period, during which Lavazza is prohibited from increasing its ownership of Common Stock or making any proposals or announcements relating to extraordinary Company transactions. The standstill is subject to certain exceptions after a one-year period, including Lavazza’s right to purchase additional shares up to 15% of the Company’s outstanding shares.

9.	Long-Term Debt

Debt outstanding consists of the following (in thousands):

	December 25, 2010	September 25, 2010
Revolving credit facility, USD	$100,000	$—
Revolving credit facility, multicurrency	188,792	—
Term loan A	250,000	—
Term loan B	544,500	—
Other	1,725	13
Revolving credit facility	—	173,000
Term loan A facility	—	45,000
Term loan A1 facility	—	136,500

Total long-term debt	1,085,017	354,513
Less current portion	8,476	19,009
Long-term portion	$1,076,541	$335,504

On December 17, 2010, in conjunction with the Van Houtte acquisition, the Company entered into a new $1.45 billion senior secured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. and other lenders consisting of (i) a $450.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, (iii) a $250.0 million term loan A facility, and (iv) a $550.0 million term loan B facility.

The term loans A and B require quarterly principal repayments and have maturities of December 2015 and December 2016, respectively. The revolving credit facilities mature in December 2015. The term loans and revolving credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 1.0% to 2.5% for base rate loans and 2.0% to 3.5% for eurodollar rate loans, based upon the Company’s leverage ratio. The applicable margin with respect to the term loan B is a percentage per annum equal to 3.0% for base rate loans and 4.0% for eurodollar rate loans. With respect to the term loan B, the eurodollar rate is deemed not to be less than 1.50% per annum. The average effective interest rate at December 25, 2010 and September 25, 2010 was 5.2% and 2.7%, respectively, excluding amortization of deferred financing charges. The Company also pays a commitment fee on the average daily unused portion of the revolving credit facilities. The term loan B is net of a 1% original issue discount that is recorded as a contra-debt liability and will be amortized to interest expense over the contractual life of the loan using the effective interest rate method.

The Credit Agreement is secured by substantially all assets of the Company. The Credit Agreement contains customary negative covenants, including limitations on: liens; investments; indebtedness; fundamental changes; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Credit Agreement requires the Company to maintain compliance with certain financial ratios, including a consolidated leverage ratio, a consolidated interest coverage ratio and a capital expenditures covenant. At December 25, 2010, the Company was in compliance with these covenants. In addition, the Credit Agreement contains certain mandatory prepayment requirements, including a percentage of annual excess cash flow.

At December 25, 2010 and September 25, 2010, respectively, the Company had $1.7 million and $0.7 million in outstanding letters of credit under the Credit Agreement and former credit facility, respectively.

In connection with the new Credit Agreement, the Company incurred debt financing costs of $41.4 million. These costs are included in Other Long-Term Assets on the Consolidated Balance Sheet and are amortized as interest expense over the life of the respective loan using the effective interest rate method. Interest expense for the thirteen weeks ended December 25, 2010 also includes $2.6 million related to debt financing costs that were written-off due to the extinguishment of the former credit facility.

The Company enters into interest rate swap agreements to limit the interest rate exposure to a fixed rate. In accordance with the swap agreements and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense calculated is greater based on the 30-day Libor rate, the swap counterparty pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the swap counterparty. The following table summarizes the interest rate swaps outstanding (in thousands):

Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity	Fair Value of Swaps
				December 25, 2010	September 25, 2010
30-day LIBOR	$19,800	5.44%	2011	$(390)	$(647)
30-day LIBOR	$40,000	1.38%	2012	$(486)	$(670)
30-day LIBOR	$20,000	3.87%	2013	$(1,212)	$(1,416)

	$79,800			$(2,088)	$(2,733)

Under the terms of the Credit Agreement, the Company is required to enter into additional interest rate hedging agreements within 90 days of the Credit Agreement to mitigate interest rate risk on approximately $400.0 million of outstanding debt.

For the thirteen weeks ended December 25, 2010 and December 26, 2009, the Company paid approximately $0.5 million and $0.7 million, respectively, in additional interest expense pursuant to swap agreements.

Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
Remainder 2011	$5,845
2012	11,010
2013	14,137
2014	20,377
2015	26,593
Thereafter	1,007,055

$1,085,017

10.	Noncontrolling Interests in Consolidated Subsidiaries

In conjunction with the acquisition of Van Houtte (see Note 3, Acquisitions), the Company became the parent of the following subsidiaries:

Subsidiary Owned	Business Purpose	Majority
L’Authentique Pose Café, Inc.	Coffee Services	50%
Automates Alouette, Inc.	Coffee Services	75%
Pause Café Estrie, Inc.	Coffee Services	50%
Gestion GHMR s.e.n.c.	License	50%
Corporate Coffee Systems, LLC	U.S. Coffee Services	56%

The noncontrolling interests in the subsidiaries are presented in the consolidated balance sheets as a separate component of shareholders’ equity along with the shareholders’ equity of the controlling interest. The net income attributable to noncontrolling interest is classified in the Consolidated Statements of Operations as part of consolidated net earnings with the net earnings attributable to the noncontrolling interests deducted from total consolidated net earnings. If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings.

11.	Derivative Financial Instruments

Cash Flow Hedges

The Company is exposed to certain risks relating to ongoing business operations. The primary risks that are mitigated by financial instruments are interest rate risk and commodity price risk. The Company uses interest rate swaps to mitigate interest rate risk associated with the Company’s variable-rate borrowings and had previously entered into coffee futures contracts to hedge price-to-be established coffee purchase commitments of green coffee with the objective of minimizing cost risk due to market fluctuations. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company designates the swap agreements and coffee futures contracts, other than those assumed from Van Houtte, as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (“OCI”). Gains and losses on these instruments are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gains and losses will be reclassified into earnings upon determination.

The Company has interest rate swap agreements with Bank of America N.A. and Sovereign Bank. During the thirteen weeks ended December 25, 2010 and December 26, 2009, the Company paid $0.5 million and $0.7 million, respectively, pursuant to the swap agreements, which increased interest expense.

The following table summarizes the fair value of the Company’s derivatives included in the Consolidated Balance Sheets (in thousands):

Fair Value of Derivative Instruments (Gross of Tax)

	December 25, 2010	September 25, 2010	Balance Sheet Classification
Interest Rate Swaps	$(2,088)	$(2,733)	Other short-term liabilities

Total	$(2,088)	$(2,733)

The following tables summarizes the effect of the Company’s financial instruments included in the Consolidated Statement of Operations (in thousands):

Effect of Derivative Instruments on Earnings (Gross of Tax)

for the thirteen weeks ended December 25, 2010

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Interest Rate Swaps	$645	Interest Expense	$—

Total	$645		$—

Effect of Derivative Instruments on Earnings (Gross of Tax)

for the thirteen weeks ended December 26, 2009

	Amount of Gain or (Loss) in OCI	Location of Gain or (Loss) Reclassified from OCI into Income	Amount of Gain or (Loss) Reclassified from OCI into Income
Coffee Futures	$66	Cost of Sales	$63
Interest Rate Swaps	$413	Interest Expense	$—

Total	$479		$63

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however nonperformance is not anticipated.

Other Derivatives

The Company is also exposed to certain foreign currency risks and enters into derivatives to mitigate this exposure. The Company has entered into a five year, $150.0 million Canadian cross currency swap to mitigate the remeasurement risk of foreign exchange rate fluctuations on an intercompany note. Gains and losses from this instrument are largely offset by the financial impact of remeasuring the intercompany note that is denominated in Canadian currency. This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations. The Company does not use derivatives for trading or speculative purposes.

The following table summarizes this derivative contract outstanding at December 25, 2010 (in thousands):

Type of Derivative	Fair Value	Balance Sheet Classification	Gains (losses) recognized in income	Income Statement Classification
Cross currency swap	$(3,652)	Other short-term liabilities	$(3,652)	Gain (loss) on financial instruments, net

Total	$(3,652)		$(3,652)

The Company recorded net foreign currency transaction gains of $1.6 million for the thirteen weeks ended December 25, 2010. During the thirteen weeks ended December 25, 2010 and December 26, 2009, the Company incurred net losses of $6.4 million and $0.4 million, respectively on financial instruments not designated as hedges for accounting purposes as follows (in thousands):

	December 25, 2010	December 26, 2009
Net loss on cross currency swap	$(3,652)	$—
Net gains on coffee futures	495	—
Net losses on foreign currency option and forward contracts	(3,220)	(354)

	$(6,377)	$(354)

The foreign currency contracts were entered into to mitigate the risk associated with the Canadian denominated purchase price of Van Houtte.

Van Houtte Derivatives

In conjunction with the acquisition of Van Houtte (see Note 3, Acquisitions), the Company assumed certain derivative financial instruments entered into by Van Houtte prior to the acquisition. These derivatives include foreign currency forward contracts and coffee futures contracts and were established to mitigate certain foreign currency and commodity risks. These derivatives were not designated as hedging instruments for accounting purposes and are recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.

The following table summarizes the derivative contracts outstanding at December 25, 2010 (in thousands):

Type of Derivative	Fair Value	Balance Sheet Classification	Gains (losses) recognized in income	Income Statement Classification
Foreign currency forwards	$(187)	Other short-term liabilities	$(26)	Gain (loss) on financial instruments, net
Coffee futures	$784	Other current assets	$495	Gain (loss) on financial instruments, net

Total	$597		$469

12.	Fair Value Measurements

The Company measures fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy established by the Financial Accounting Standards Board prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices that are observable, either directly or indirectly, for identical or similar assets and liabilities in active or non-active markets.

Level 3 – Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including management assumptions.

The following table discloses the level used by fair value measurements at December 25, 2010:

Financial Instrument	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$784	$—	Other current assets
Derivatives	—	(5,927)	—	Other short-term liabilities

Total	$—	$(5,143)	$—

The following table discloses the level used by fair value measurements at September 25, 2010:

Financial Instrument	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$1,717	$—	Other current assets
Derivatives	$—	$(4,377)	$—	Other short-term liabilities

Total	$—	$(2,660)	$—

Derivative financial instruments include coffee futures contracts, interest rate swap agreements and foreign currency option contracts. To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency options and the income approach for the interest rate swap agreements.

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rates curves and spot prices, that are in observable markets. Derivatives recorded on the balance sheet are at fair value with changes in fair value recorded in other comprehensive income for cash flow hedges and in the Consolidated Statements of Operations for other derivatives.

13.	Product Warranties

The Company offers a one-year warranty on all Keurig® brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. Recently, the Company experienced higher-than-anticipated warranty claims associated with its reservoir brewer models. Management’s analysis of these claims led to the diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates. While not a safety concern, when manifested, brewers with this issue operate inconsistently or cease operation at a later stage of the warranty life. This issue is not presenting itself consistently across all units, and whether or not it occurs seems to depend on a number of variables including brewer usage rate and water quality. Management believes that they have identified the root cause of the component failure and units produced beginning in January 2011 incorporate an improved component that is expected to substantially eliminate the issue. While the Company maintains a reserve for product warranty costs based on certain estimates that include the findings relating to this component failure, because this is a later-stage issue, actual warranty costs may exceed the reserve, and there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this quality issue in future periods.

The changes in the carrying amount of product warranties for the thirteen weeks ended December 25, 2010 and December 26, 2009 are as follows (in thousands):

	Thirteen weeks ended December 25, 2010	Thirteen weeks ended December 26, 2009
Balance, beginning of period	$6,694	$724
Provision charged to income	16,625	2,332
Usage, net of recoveries	(5,628)	(1,379)

Balance, end of period	$17,691	$1,677

14.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended December 25, 2010	Thirteen weeks ended December 26, 2009 (As Restated)
Numerator for basic and diluted earnings per share:
Net income	$2,229	$10,060

Denominator:
Basic weighted average shares outstanding	141,374,327	130,969,293
Effect of dilutive securities - stock options	5,661,745	6,517,038

Diluted weighted average shares outstanding	147,036,072	137,486,331

Basic net income per share	$0.02	$0.08
Diluted net income per share	$0.02	$0.07

For the thirteen weeks ended December 25, 2010 and December 26, 2009, options to purchase 451,531 and 13,023 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

15.	Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the first quarter of fiscal 2011: an expected life averaging 6 years; an average volatility of 49%; no dividend yield; and a risk-free interest rate averaging 2.3%. The weighted-average fair value of options granted during the thirteen weeks ended December 25, 2010 was $15.61 per share.

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the first quarter of fiscal 2010: an expected life averaging 6 years; an average volatility of 51%; no dividend yield; and a risk-free interest rate averaging 2.8%. The weighted-average fair value of options granted during the thirteen weeks ended December 26, 2009 was $12.59 per share.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the first quarter of fiscal 2011: an expected life averaging 6 months; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 0.2%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 25, 2010 was $10.21 per share.

For the purchase rights granted in the first quarter of fiscal 2010, the following assumptions were used: an expected life averaging 6 months; an average volatility of 57%; no dividend yield; and a risk-free interest rate averaging 0.2%. The weighted-average fair values of purchase rights granted during the thirteen weeks ended December 26, 2009 was $7.13 per share.

For the thirteen weeks ended December 25, 2010 and December 26, 2009, income before income taxes was reduced by a stock compensation expense of $2.2 and $1.9 million (gross of tax), respectively.

Employee Stock Ownership Plan

The Company maintained an Employee Stock Ownership Plan (the “ESOP”), which terminated at the end of the 2010 calendar year. The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirteen weeks ended December 26, 2009, the Company recorded compensation costs of $0.3 million to accrue for anticipated stock distributions under the ESOP. The Company recorded no compensation costs for the thirteen weeks ended December 25, 2010 and there were no unearned shares remaining in the ESOP at December 25, 2010.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the thirteen week periods ended December 25, 2010 and December 26, 2009, $61,000 and $49,000 of compensation expense was recorded under this Plan, respectively.

16.	Income Taxes

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

As of December 25, 2010, the Company had net operating loss carryforwards of $10.6 million and $21.0 million, respectively, for federal and state, as well as a $26.0 million combined federal and state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029, subject to an annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration, but the capital loss carryforward will not. The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits at December 25, 2010 and September 25, 2010 was $22.1 million and $5.4 million, respectively. The amount of unrecognized tax benefits at December 25, 2010 that would impact the effective tax rate if resolved in favor of the Company is $0.5 million. Note the Company is indemnified for $21.6 million of the total reserve balance. If resolved in favor of the Company, the associated indemnification receivable, recorded in Other Long-Term Assets, would be reduced accordingly. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

17.	Legal Proceedings

On October 1, 2010, Keurig filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig brewers. The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use Keurig’s trademark, and do not work safely or effectively, in addition to violating Keurig patents. Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages. On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the trademark and false advertising claims pending final resolution of the case. The court is considering such request.

As previously disclosed on a Current report on Form 8-K dated September 28, 2010, the staff of the Securities and Exchange Commission’s (“SEC”) Division of Enforcement informed the Company that it was conducting an inquiry into matters at the Company. The Company, at the direction of the audit committee of the Company’s board of directors, continues to cooperate fully with the SEC staff’s inquiry.

The Company and certain of its officers and directors are currently subject to a consolidated putative securities fraud class action and a consolidated putative stockholder derivative action, each pending in the United States Court for the District of Vermont, and a putative stockholder derivative action pending in the Superior Court of the State of Vermont for Washington County.

The consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs are to file an amended consolidated complaint no later than February 18, 2011, and defendants will move to dismiss that complaint 60 days thereafter’.

The stockholder derivative actions consist of the following: a consolidated action captioned Himmel v. Robert P. Stiller, et al., Civ. No. 2:10-cv-00233, pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III; and M. Elizabeth Dickenson v. Robert P. Stiller, et al., Civ. No. 818-11-10, pending in the Superior Court of the State of Vermont for Washington County. The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers and are premised on the same allegations asserted in the putative securities class action complaints described above. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating the two federal actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. No scheduling order has been entered in either the state or federal stockholder derivative actions.

The Company and the other defendants intend to vigorously defend the pending lawsuits. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

18.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Robert P. Stiller, the Company’s former CEO and current Chairman of the Board. During the thirteen weeks ended December 25, 2010 and December 26, 2009, Heritage Flight billed the Company the amounts of $0.1 million and $0.1 million, respectively, for travel services to various employees of the Company.

19.	Revision to Fiscal 2010 Year-End Consolidated Statement of Cash Flows

In preparing the consolidated financial statements for the thirteen weeks ended December 25, 2010, management identified that certain amounts previously disclosed within the Consolidated Statement of Cash Flows for the fiscal year ended September 25, 2010 required reclassification. These misstatements had no effect on the Company’s cash and cash equivalents. Specifically, the supplemental disclosure of fixed asset purchases included in accounts payable and not disbursed was overstated by approximately $8.2 million. This resulted in an $8.2 million understatement on the capital expenditures for fixed assets line and net cash used for investing activities category for fiscal 2010 and a corresponding understatement of the change in accounts payable line and an overstatement of net cash used in operating activities. The Company will make this immaterial correction when the 2010 financial statements are next issued.

20.	Pending Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010, which is fiscal 2012 for the Company. The effect of adoption will depend primarily on the Company’s acquisitions occurring after such date, if any.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the “Company” or “We”). You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

2010 Restatement

As discussed in the 2010 Restatement section on page 2 and further described in Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements, we have restated our financial statements and other information.

In this Quarterly Report on Form 10-Q, we are reporting net income of $10.1 million for the thirteen weeks ended December 26, 2009, compared to $12.5 million that we reported in our Form 10-Q dated February 4, 2010. This decrease results from the restatement and errors of the same type that gave rise to the restatement.

In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the fiscal years 2009, 2008, 2007 and 2006 and for the first three quarters of fiscal 2010.

Overview

We are a leader in the specialty coffee and coffee maker businesses. We roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified TM, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® portion packs, whole bean and ground coffee selections, as well as other specialty beverages including tea and cocoa also offered in K-Cup portion packs. In addition, we manufacture and sell the Keurig® single-cup brewing system for use with K-Cup portion packs. K-Cup portion pack brands that are packaged and sold by us include:

•	Barista PrimaTM

•	Bigelow®

•	Café Escapes®

•	Caribou Coffee®

•	Celestial Seasonings®

•	Coffee People®

•	Diedrich Coffee®

•	Donut House®

•	Emeril’s®

•	Gloria Jean’s®

•	Green Mountain Coffee®

•	Green Mountain NaturalsTM

•	Kahlua®

•	Newman’s Own® Organics

•	Timothy’s®

•	Tully’s®

•	revv®

•	Van Houtte®

•	Wolfgang Puck®

The Newman’s Own® Organics, Caribou Coffee®, Celestial Seasonings®, Kahlua®, Emeril’s®, Gloria Jean’s®, Bigelow® and Wolfgang Puck® brands are licensed to us or to one of our wholly-owned subsidiaries, for exclusive use in the Keurig® single-cup brewing system.

Business Segments

The Company manages its operations through three operating segments, Specialty Coffee business unit (“SCBU”), Keurig business unit (“Keurig”) and Canadian business unit (“CBU”) as a result of the Company’s recent acquisition of LJVH Holdings, Inc. (“LJVH” and together with its subsidiaries, “Van Houtte”). We evaluate performance primarily based on segment income before taxes. Expenses not specifically related to either operating segment are recorded in the “Corporate” segment.

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

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems, and also targets its premium patented single-cup brewing systems for use both AH and AFH, mainly in North America. Keurig sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup portion packs produced mainly by SCBU and CBU to retailers by principally processing its orders through fulfillment entities for the AH channels. Keurig sells AFH single-cup brewers to distributors for use in offices. Keurig also sells AH brewers, a limited number of AFH brewers and K-Cup portion packs directly to consumers via its website, www.keurig.com.

CBU sources, produces and sells coffees in a variety of packaging formats, including K-Cup portion packs, whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands. These varieties are sold primarily to wholesale channels, including supermarkets and retail, and through office coffee services to offices, convenience stores and restaurants mainly throughout Canada. CBU also manufactures brewing equipment and is responsible for all Company coffee brand sales in the grocery channel in Canada.

Cost of sales for the Company consists of the cost of raw materials including coffee beans, cocoa, flavorings and packaging materials; a portion of our rental expense; production, warehousing and distribution costs which include salaries; distribution and merchandising personnel; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; fulfillment charges (including those paid to third-parties or to fulfillment entities); and freight, duties and delivery expenses. Selling and operating expenses consist of expenses that directly support sales, including media and advertising expenses; a portion of the rental expense; and the salaries and related expenses of employees directly supporting sales and marketing as well as research and development. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of the rental expense and the salaries and related expenses of personnel not elsewhere categorized, as well as certain acquisition-related expenses.

Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include interest expense, foreign exchange gains or losses, certain corporate legal expenses and compensation of the board of directors. In addition, corporate expenses include acquisition-related costs. Corporate assets include cash, short-term investments and deferred income taxes.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU segment. Keurig related goodwill and intangibles are included in the Keurig segment. Van Houtte related goodwill and intangibles are included in the CBU segment.

The Company analyzes its business on a segment basis, records net sales on a segment basis and eliminates intersegment sales as part of its financial consolidation. Intersegment sales primarily consist of the SCBU and CBU selling K-Cup® portion packs to Keurig, and Keurig sells brewers and records royalty income from K-Cup® portion packs when shipped by the SCBU and CBU.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with generally accepted accounting principles (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses, which we refer to as non-GAAP income before taxes, non-GAAP net income and non-GAAP diluted earnings per share. These non-GAAP measures exclude transaction expenses related to the Company’s acquisitions, legal and accounting expenses related to the SEC inquiry, the Company’s internal investigation and pending litigation, foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition, and non-cash related items such as amortization of identifiable intangibles. These non-GAAP measures are not in accordance with, or an alternative to, GAAP. The Company’s management uses these non-GAAP measures in discussing and analyzing its results of operations because it believes the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. Management uses the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.

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

Acquisitions

On December 17, 2010, the Company acquired Van Houtte through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.9 million, net of cash acquired. The acquisition was financed with cash on hand and a new $1.45 billion credit facility. The purchase price is subject to a working capital adjustment based upon a balance sheet audit prepared as of December 17, 2010 and completed on or before February 14, 2011. The CBU consists of the operations of Van Houtte.

On May 11, 2010, the Company acquired all of the outstanding common stock of Diedrich Coffee, Inc. (“Diedrich”) for approximately $305.3 million, net of cash acquired. The acquisition was financed using available cash on hand, the then existing credit facility and a term loan of $140.0 million.

On November 13, 2009, the Company acquired all of the outstanding stock of Timothy’s Coffee of the World Inc. (“Timothy’s”), which included its brand and wholesale coffee business for an aggregate cash purchase price of approximately USD $155.7 million. The acquisition was financed using available cash on hand.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended
	December 25, 2010	December 26, 2009 (As Restated)
Net sales	100.0%	100.0%
Cost of sales	74.9%	72.3%

Gross profit	25.1%	27.7%

Selling and operating expenses	13.6%	15.5%
General and administrative expenses	7.5%	6.7%

Operating income	4.0%	5.5%

Other income (expense)	0.0%	0.1%
Gain (loss) on financial instruments, net	(1.1)%	(0.1)%
Gain (loss) on foreign currency, net	0.3%	0.0%
Interest expense	(1.0)%	(0.3)%

Income before income taxes	2.2%	5.2%

Income tax expense	(1.8)%	(2.3)%

Net Income	0.4%	2.9%

Less: Net income attributable to noncontrolling interests	0.0%	0.0%

Net income attributable to GMCR	0.4%	2.9%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below (in millions):

	Net sales (in millions)
	Thirteen weeks ended December 25, 2010	Thirteen weeks ended December 26, 2009 (As Restated)
SCBU	$219.4	$133.2
Keurig	345.1	212.0
CBU	10.5	—
Corporate	—	—

Total Company	$575.0	$345.2

	Income before taxes (in millions)
	Thirteen weeks ended December 25, 2010	Thirteen weeks ended December 26, 2009 (As Restated)
SCBU	$59.7	$27.6
Keurig	(2.0)	6.0
CBU	(1.3)	—
Corporate	(36.0)	(11.1)
Inter-company eliminations	(8.0)	(4.6)

Total Company	$12.4	$17.9

Revenue

Company Summary

Net sales for the first quarter of fiscal 2011 increased 67% to $575.0 million, up from $345.2 million reported in the first quarter of fiscal 2010 (“the prior year period”). The two primary drivers of the increase in the Company’s net sales were the 89%, or $156.7 million, increase in total K-Cup® portion pack net sales and the 58%, or $68.6 million, increase in Keurig® brewer and accessories sales. Approximately 91% of consolidated sales this past quarter were from the Keurig brewing system and its recurring K-Cup portion pack revenue.

In September 2010, the Company announced a price increase on all K-Cup portion packs on October 11, 2010. The Company expects the price increase will be fully implemented by the end of February 2011. In the first quarter of fiscal 2011, the price increase resulted in increased net sales dollars of approximately 4% over the prior year period.

SCBU

SCBU segment net sales increased by $86.2 million or 65%, to $219.4 million in the first quarter of fiscal 2011 as compared to $133.2 million in the prior year period with the primary driver being the continued growth in K-Cup net sales.

Keurig

Keurig segment net sales increased by $133.1 million, or 63%, to $345.1 million in the first quarter of fiscal 2011 as compared to $212.0 million reported in the prior year period. The increase in Keurig segment net sales was due to a 58% increase in single-cup brewer and accessories sales and a 75% increase in K-Cup sales to retailers and consumers.

CBU

The Van Houtte acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended December 25, 2010, Van Houtte revenue was $10.5 million.

Gross Profit

Company gross profit for the first quarter of fiscal 2011 totaled $144.4 million, or 25.1% of net sales, as compared to $95.6 million, or 27.7% of net sales, in the prior year period. First quarter 2011 gross margin was adversely affected primarily by higher brewer warranty expenses, to a lesser degree brewer sales returns in the quarter and higher coffee costs. These adverse effects were partially offset by a price increase on K-Cup portion packs beginning October 11, 2010. The increase in warranty expense reduced the fiscal 2011 first quarter’s gross margin by approximately 230 basis points as compared to last year’s first quarter gross margin. The increased warranty expense is a result of the Company experiencing higher-than-anticipated warranty claims associated with its reservoir brewer models. Management’s analysis of these claims led to the diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates. While not a safety concern, when manifested, brewers with this issue operate inconsistently or cease operation at a later stage of the warranty life. This issue is not presenting itself consistently across all units, and whether or not it occurs seems to depend on a number of variables including brewer usage rate and water quality. Management believes that they have identified the root cause of the component failure and units produced beginning in January 2011 incorporate an improved component that is expected to substantially eliminate the issue. While the Company maintains a reserve for product warranty costs based on certain estimates that include the findings relating to this component failure, because this is a later-stage issue, actual warranty costs may exceed the reserve, and there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this quality issue in future periods.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (“S,G&A”) increased 59% to $121.3 million in the first quarter of fiscal 2011 from $76.5 million in the prior-year period. As a percentage of sales, S,G&A improved to 21.1% in the first quarter of fiscal 2011 from 22.2% in the prior year period. First quarter 2011 general and administrative expenses included approximately $8.7 million of transaction-related expenses for the Van Houtte acquisition, $6.0 million of legal and accounting expenses associated with the SEC inquiry, the Company’s internal investigation and pending litigation, as well as $6.2 million in amortization of identifiable intangibles related to the Company’s acquisitions, as compared to $5.1 million of transaction-related expenses for the Timothy’s and Diedrich acquisitions and $2.1 million of amortization of identifiable intangibles in the prior year period.

Gain (Loss) on Financial Instruments

The Company incurred $6.4 million in net losses on financial instruments not designated as hedges for accounting purposes. The loss was primarily due to a $3.6 million re-measurement of our cross currency swap, which hedges the risk in currency movements on an intercompany note receivable denominated in Canadian currency. In addition, the Company incurred net losses of approximately $3.2 million on derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition.

Foreign Currency Exchange Gain (Loss), Net

In conjunction with the acquisition of Van Houtte, the Company has certain assets and liabilities that are denominated in Canadian currency. During the thirteen weeks ended December 25, 2010 we incurred a net foreign currency gain of approximately $1.6 million primarily related to re-measurement of these assets and liabilities.

Interest Expense

Company interest expense was $6.0 million in the first quarter of fiscal 2011, as compared to $1.0 million in the prior year period due to an increase in outstanding borrowings related to the Van Houtte acquisition combined with the write-off of approximately $2.6 million of deferred financing fees associated with our former credit facility.

Income Taxes

The Company’s income tax rate for the first quarter of fiscal 2011 was 81.9% as compared to 43.7% in the prior year period reflecting the tax effect of the recognition of the non-deductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 and first quarter of fiscal 2011 for the Van Houtte acquisition which closed during the Company’s first quarter of fiscal 2011.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Company net income in the first quarter of fiscal 2011 decreased 78% to $2.2 million, as compared to $10.1 million in the prior year period. Non-GAAP net income for the thirteen weeks ended December 25, 2010, when excluding transaction-related expenses including write-off of deferred financing expenses as part of the new debt financing, amortization of identifiable intangibles related to the Company’s acquisitions, foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition, and legal and accounting expenses related to the SEC inquiry, the Company’s internal investigation and pending litigation in the quarter, increased 73% to $26.1 million from $15.1 million non-GAAP net income in the prior year period which excludes transaction-related expenses for Timothy’s and Diedrich acquisitions and amortization of identifiable intangibles related to the Company’s acquisitions.

Diluted weighted average shares outstanding increased 6.9% primarily due to the issuance of approximately 8.6 million shares of common stock to Luigi Lavazza S.p.A on September 28, 2010.

Company diluted EPS was $0.02 in the first quarter of fiscal 2011, as compared to $0.07 per share in the prior year period. Non-GAAP diluted EPS was $0.18 in the first quarter of fiscal 2011, as compared to $0.11 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended December 25, 2010 and December 26, 2009 (in thousands):

	Thirteen weeks ended December 25, 2010
	GAAP	Acquisition-related Transaction Expenses	SEC Inquiry Expenses	Amortization of Identifiable Intangibles	Non-GAAP
Net sales	$575,027	$—	$—	$—	$575,027
Cost of sales	430,613	—	—	—	430,613

Gross profit	144,414	—	—	—	144,414
Selling and operating expenses	78,448	—	—	—	78,448
General and administrative expenses	42,887	(8,668)	(5,989)	(6,160)	22,070

Operating income	23,079	8,668	5,989	6,160	43,896
Other income (expense)	137	—	—	—	137
Gain (loss) on financial instruments, net	(6,377)	6,846	—	—	469
Gain (loss) on foreign currency, net	1,605	(1,524)	—	—	81
Interest expense	(6,023)	2,555	—	—	(3,468)

Income before income taxes	12,421	16,545	5,989	6,160	41,115
Income tax expense	(10,167)	(163)	(2,309)	(2,376)	(15,015)

Net Income	2,254	16,382	3,680	3,784	26,100
Less: Net income attributable to noncontrolling interests	25	—	—	—	25

Net income attributable to GMCR	$2,229	$16,382	$3,680	$3,784	$26,075

Basic income per share:
Weighted average shares outstanding	141,374,327	141,374,327	141,374,327	141,374,327	141,374,327
Net income	$0.02	$0.12	$0.03	$0.03	$0.18
Diluted income per share:
Weighted average shares outstanding	147,036,072	147,036,072	147,036,072	147,036,072	147,036,072
Net income	$0.02	$0.11	$0.03	$0.03	$0.18

	Thirteen weeks ended December 26, 2009
	GAAP	Acquisition-related Transaction Expenses	Amortization of Indentifiable Intangibles	Non-GAAP
	(As Restated)
Net sales	$345,152	$—	$—	$345,152
Cost of sales	249,575	—	—	249,575

Gross profit	95,577	—	—	95,577
Selling and operating expenses	53,375	—	—	53,375
General and administrative expenses	23,172	(5,058)	(2,143)	15,971

Operating income	19,030	5,058	2,143	26,231
Other income (expense)	243	—	—	243
Gain (loss) on financial instruments, net	(354)	—	—	(354)
Gain (loss) on foreign currency, net	—	—	—	—
Interest expense	(1,048)	—	—	(1,048)

Income before income taxes	17,871	5,058	2,143	25,072
Income tax expense	(7,811)	(1,239)	(937)	(9,987)

Net Income	10,060	3,819	1,206	15,085
Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income attributable to GMCR	$10,060	$3,819	$1,206	$15,085

Basic income per share:
Weighted average shares outstanding	130,969,293	130,969,293	130,969,293	130,969,293
Net income	$0.08	$0.03	$0.01	$0.12
Diluted income per share:
Weighted average shares outstanding	137,486,331	137,486,331	137,486,331	137,486,331
Net income	$0.07	$0.03	$0.01	$0.11

Liquidity and Capital Resources

We principally have funded our operations, working capital needs and capital expenditures from operations, borrowings under our credit facility and equity offerings. At December 25, 2010, we had $1.1 billion in debt outstanding under our credit facility, $32.9 million in cash and cash equivalents and $347.7 million of working capital. At September 25, 2010, we had $354.5 million in debt outstanding, $4.4 million in cash and cash equivalents and $257.2 million of working capital. The increase in debt, cash and cash equivalents and working capital at December 25, 2010 as compared to September 25, 2010 was primarily attributable to additional borrowings used to finance the acquisition of Van Houtte for $907.9 million, net of cash acquired.

Operating Activities:

Net cash provided by operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, deferred taxes and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities during the thirteen weeks ended December 25, 2010 was $49.7 million as compared to $18.1 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to a decline in inventory levels coming off the fiscal 2011 holiday season along with lower accounts receivable, net of sales returns, as a percentage of sales.

Investing Activities:

Investing activities primarily include acquisitions of businesses along with expenditures for equipment.

Cash flows used in investing activities for the first quarter of fiscal 2011 included $907.9 million used in the acquisition of Van Houtte. Capital expenditures were $47.4 million for the first quarter of fiscal 2011 as compared to $23.7 million for the same period last year. The increase in capital expenditures was primarily related to manufacturing and information technology infrastructure. We currently expect to invest approximately $198.0 million to $243.0 million in capital expenditures during the remainder of fiscal 2011.

Financing Activities:

Cash provided by financing activities for the thirteen weeks ended December 25, 2010 totaled $937.5 million that included term loan borrowings under our new credit facility totaling $794.5 million along with net borrowings under our new credit facility revolver of $288.1 million. Repaid borrowings principally related to our old credit facility totaled $354.5 million. In conjunction with our new credit facility we incurred $41.4 million in direct financing fees. We received $249.5 million, net of transaction related expenses, from the issuance of 8,566,649 shares of common stock to Lavazza and $0.4 million from the exercise of employee stock options. In addition, cash flows from operating and financing activities included $0.9 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options. As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable, however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

We maintain a senior secured Credit Agreement (“Credit Agreement”) with Bank of America, N.A. and other lenders consisting of (i) a $450.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, (iii) a $250.0 million term loan A facility, and (iv) a $550.0 million term loan B facility. The $550.0 million term loan B contained a 1% original issue discount netting proceeds to the Company of $544.5 million. At December 25, 2010, $250.0 million and $550.0 million was outstanding under term loans A and B, respectively and $288.8 million was outstanding under the revolver ($100.0 million USD and $190.0 million CDN) with $360.0 million was available for borrowing.

Term loans A and B require quarterly principal repayments and have maturities of December 2015 and December 2016, respectively. The revolving credit facilities mature in December 2015. The term loans and revolving credit facilities bear interest at a rate equal to Libor or prime, plus a margin. The applicable margin with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 1.0% to 2.5% for prime rate loans and 2.0% to 3.5% for Libor rate loans, based upon the Company’s the leverage ratio. The applicable margin with respect to the term loan B is a percentage per annum equal to 3.0% for prime rate loans and 4.0% for Libor rate loans. With respect to the term loan B, the Libor rate is deemed not to be less than 1.50% per annum. The average effective interest rate at December 25, 2010 was 5.2%, up from 2.7% at September 25, 2010, excluding the amortization of deferred financing charges.

The Credit Agreement requires us to comply, on a quarterly basis, with a consolidated leverage ratio, a consolidated interest coverage ratio and a capital expenditures covenant. We were in compliance with these covenants at December 25, 2010. In addition, the Credit Agreement contains customary negative covenants, including limitations on: liens; investments; indebtedness; fundamental changes; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Company is party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the Credit Agreement to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $19.8 million; 1.4% on $40.0 million; and 3.9% on $20.0 million. The total notional amounts of these swaps at December 25, 2010, and September 25, 2010, was $79.8 million. Under the terms of the Credit Agreement, the Company is required to enter into additional interest rate hedging agreements within 90 days of the Credit Agreement to mitigate interest rate risk on approximately $400.0 million of outstanding debt subject to variable interest rates.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 25, 2010, and September 25, 2010, we estimate we would have paid $2.1 million and $2.7 million (gross of tax), respectively, if we terminated the agreements. We designate the swap agreements as cash flow hedges and the changes in the fair value of the swaps are classified in accumulated other comprehensive income (a component of equity).

For the thirteen weeks ended December 25, 2010, we paid $0.5 million in additional interest expense pursuant to the swap agreements, compared to $0.7 million for the same period last year.

We believe that our cash flows from operating activities, existing cash and our credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next 12 months. However, several risks and uncertainties, and opportunities including potential acquisitions or increased capital expenditure requirements, could cause us to need to raise additional capital through equity and/or debt financing .

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

Fiscal Year	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
2011	$5,845	$11,587	$328,705	$346,137
2012	11,010	13,455	111,902	$136,367
2013	14,137	10,136	9,342	$33,615
2014	20,377	8,196	1,575	$30,148
2015	26,593	7,128	1,875	$35,596
Thereafter	1,007,055	3,731	3,675	$1,014,461

Total	$1,085,017	$54,233	$457,074	$1,596,324

(1)	Long-Term Debt includes capital lease obligations.

In addition, we have $22.1 million in unrecognized tax benefits primarily as the result of recent acquisitions.

Pending Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010, which is fiscal 2012 for the Company. The effect of adoption will depend primarily on the Company’s acquisitions occurring after such date, if any.

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

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating the Company’s acquisitions, the Company’s success in introducing and producing new product offerings, the ability of lenders to honor their commitments under the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, Keurig’s ability to continue to grow and build profits with its roaster partners in the At Home and Away from Home businesses, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, the impact of the inquiry initiated by the SEC and any related litigation or additional governmental investigative or enforcement proceedings, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this release. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly earnings releases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in interest rates, the commodity “C” price of coffee (the price per pound quoted by the Intercontinental Exchange) and foreign currency exchange rates. To mitigate these risks, we use derivative instruments as described below. We do not use financial instruments for trading purposes.

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

	Expected maturity date
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	$5,264	$10,833	$13,958	$20,208	$26,458	$926,770	$1,003,491
Average interest rate	5.3%	5.1%	4.9%	4.6%	4.4%	5.1%	5.1%
Fixed rate (in thousands)	$581	$177	$179	$169	$135	$80,285	$81,526
Average interest rate	8.0%	8.0%	8.2%	8.9%	10.9%	6.5%	6.6%

At December 25, 2010, we had $1.0 billion outstanding under our Credit Agreement subject to variable interest rates. Should interest rates (Libor and Prime rates) increase by 100 basis points, we would incur additional interest expense of $10.0 million annually. As discussed further under the heading “Liquidity and Capital Resources” the Company is party to interest rate swap agreements. On December 25, 2010, the effect of our interest rate swap agreements was to limit the interest rate exposure on $79.8 million of the outstanding balance of the Credit Agreement to a fixed rate versus the 30-day Libor rate as follows: 5.4% on $19.8 million; 1.4% on $40.0 million; and 3.9% on $20.0 million. Under the terms of the Credit Agreement, the Company is required to enter into additional interest rate hedging agreements within 90 days of the Credit Agreement to mitigate interest rate risk on approximately $400.0 million of outstanding debt subject to variable interest rates.

Commodity price risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “C” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace. At December 25, 2010, the Company had approximately $240.2 million in green coffee purchase commitments, of which approximately 40% had a fixed price.

In conjunction with the Van Houtte acquisition, the Company assumed coffee futures contracts that were entered into by Van Houtte to mitigate the cost risk due to market fluctuations. These derivatives were not designated as hedging instruments for accounting purposes and are recorded at fair value with the changes in fair value recognized in earnings. At December 25, 2010, Van Houtte held outstanding futures contracts covering 2,963,000 pounds of coffee with a fair market value of $0.8 million. The market risk resulting from a hypothetical adverse market price movement of 10% would decrease the average fair value of these contracts from $0.8 million to $0.1 million at December 25, 2010.

Foreign currency exchange rate risk

Internationally we currently operate in Canada. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We also source our green coffee and brewers from countries outside the United States; however, most of our green coffee and brewer purchases are transacted in the United States dollar.

The majority of the transactions conducted by our Canadian Business Unit are in the Canadian dollar. As a result, our revenues are adversely affected when the United States dollar strengthens against the Canadian dollar and are positively affected when the United States dollar weakens. Conversely, our expenses are positively affected when the United States dollar strengthens against the Canadian dollar and adversely affected when the United States dollar weakens.

As described in Note 11, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements contained in Item I of this Quarterly Report on Form 10-Q, from time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures. More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars. These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes. As a result, the changes in fair value are recognized in the Gain (loss) on financial instruments, net line in the Consolidated Statements of Operations. We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.

At December 25, 2010, we had a 5-year cross-currency swap of CDN $150.0 million that was not designated as a hedging instrument for accounting purposes, which largely offset the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. The cross-currency swap is amortized over 5 years matching the amortization of the repayment on the note receivable. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the US dollar value of the Canadian dollar inter-company note. We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars, are largely offset by increases or decreases associated with our alternative currency revolving credit facility that is also denominated in Canadian dollars.

The market risk associated with the foreign exchange contracts resulting from currency exchange rate movements is expected to mitigate the market risk of the underlying obligation being hedged. Our net un-hedged assets denominated in a currency other than the functional currency were approximately $16.3 million at December 25, 2010. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets by approximately $1.6 million with a corresponding charge to operations. In addition, at December 25, 2010 our net investment in our Canadian subsidiaries was approximately $494.7 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our Canadian subsidiaries by approximately $49.0 million with a corresponding charge to other comprehensive income.

Item 4.	Controls and Procedures

Background

As previously disclosed under Part II–Item 9A–Controls and Procedures in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010, management concluded that the Company’s internal control over financial reporting was not effective as of September 25, 2010 based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) due to material weaknesses related to the Company’s financial statement consolidation process and the Company’s accruals related to marketing and customer incentive programs. Those material weaknesses resulted in the misstatement and audit adjustments of financial statement line items and related financial disclosures to the Company’s previously issued consolidated financial statements.

The Company’s management has been actively engaged in the implementation of remediation efforts to address the material weaknesses. For a complete description of management’s remediation plan, see Part I–Item 9A–Controls and Procedures in its Annual Report on Form 10-K for the fiscal year ended September 25, 2010.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 25, 2010. Based on that evaluation and the material weaknesses referenced above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 25, 2010.

Progress on Plan for Remediation

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses related to the Company’s financial statement consolidation process and the Company’s accruals related to marketing and customer incentive programs, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management believes that these material weaknesses arose due to the Company’s rapid growth, both organically and through acquisitions, outpacing the development of the Company’s accounting infrastructure. During the first quarter of fiscal 2011, the following changes to our internal control over financial reporting were made to address the material weaknesses:

•

Management has performed an initial review of the processes and procedures used in the Company’s intercompany accounting, and has begun to implement changes to the intercompany sales and profit elimination processes, including:

•	introducing a systemic tracking of intercompany sales in the general ledger using specific department codes to identify intercompany sales; and

•

implementing a consistent process for the calculation of intercompany profit margin on brewers and K-Cup® portion packs, which includes reconciliation to the general ledger to ensure completeness of the margin elimination and consistent valuation of brewers and K-Cup portion packs in ending inventories.

•

Management has hired a new accounting manager at the Keurig business unit. Responsibilities for this new position include establishing and implementing accounting best practices; reviewing and ensuring the timely reconciliation of general ledger accounts; developing and ensuring adherence to accounting policies; and providing training and support and knowledge of generally accepted accounting principles to technical accounting situations and the Keurig finance team.

•	Management has begun to implement controls related to the accounting for customer incentives at both the Specialty Coffee business unit and the Keurig business unit by:

Specialty Coffee Business Unit

•	implementing a more thorough review of unapplied deductions and establishing a new reconciliation process to ensure the accuracy and completeness of the accrual for customer incentives.

Keurig Business Unit

•

implementing a centralized process to track all customer incentive programs to provide greater visibility of accruals and discounts and allow management to effectively assess the appropriate accounting treatment of each program;

•	requiring that the Vice President of Sales reviews and approves all customer incentive programs and ensures that the terms and conditions of these programs are fully documented;

•	requiring that the Vice President of Finance and Controller reviews final program documents to determine the proper accounting treatment for each program;

•

instituting a quarterly meeting among the Vice President of Sales, Keurig Controller and all Sales Directors to review all customer incentive program documents and customer communications in order to assure accurate accounting for such programs; and

•	requiring that the Vice President of Finance approve any deductions taken by retailers that were not detailed in final program documentation.

Remediation of the material weaknesses continues to be a top priority for management and we will continue to further evaluate opportunities for improvement and work diligently to improve our internal controls over financial reporting. Management has not yet completed its remediation efforts and any remediation actions put in place must be effective over a period of time, fully documented and tested. Due to these material weaknesses being identified during the year end closing process a full remediation plan has not been fully implemented and tested as of the end of the fiscal quarter ended December 25, 2010.

Changes in Internal Control Over Financial Reporting

As a result of the remediation efforts noted above, there were changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 25, 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2010 Form 10-K.

Item 6.	Exhibits

(a) Exhibits:

10.1	Credit Agreement dated as of December 17, 2010 among Green Mountain Coffee Roasters, Inc., Bank of America, N.A., and other lender parties thereto.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 02/03/2011	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 02/03/2011	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer