Form 10-Q
period 2011-03-26
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2011-05-03
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 26, 2011

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

As of April 28, 2011, 142,036,711 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	March 26, 2011	September 25, 2010
Assets
Current assets:
Cash and cash equivalents	$33,737	$4,401
Restricted cash and cash equivalents	30,765	355
Receivables, less uncollectible accounts and return allowances of $20,565 and $14,056 at March 26, 2011 and September 25, 2010, respectively	226,773	172,200
Inventories	300,760	262,478
Income taxes receivable	10,526	5,350
Other current assets	32,407	23,488
Current deferred income taxes, net	23,713	26,997
Current assets held for sale	27,229	—

Total current assets	685,910	495,269

Fixed assets, net	429,595	258,923
Intangibles, net	569,016	220,005
Goodwill	808,881	386,416
Other long-term assets	58,914	9,961
Long-term assets held for sale	117,444	—

Total assets	$2,669,760	$1,370,574

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,328	$19,009
Accounts payable	154,697	139,220
Accrued compensation costs	31,899	24,236
Accrued expenses	72,837	49,279
Income tax payable	3,088	1,934
Other short-term liabilities	36,876	4,377
Current liabilities related to assets held for sale	19,786	—

Total current liabilities	330,511	238,055

Long-term debt	1,048,399	335,504
Long-term deferred income taxes, net	195,952	92,579
Other long-term liabilities	27,651	5,191
Long-term liabilities related to assets held for sale	1,378	—

Commitments and contingencies

Redeemable noncontrolling interests	20,220	—

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 200,000,000 shares; Issued - 141,999,856 and 132,823,585 shares at March 26, 2011 and September 25, 2010, respectively	14,200	13,282
Additional paid-in capital	737,616	473,749
Retained earnings	280,934	213,844
Accumulated other comprehensive income (loss)	12,899	(1,630)

Total stockholders’ equity	1,045,649	699,245

Total liabilities and stockholders’ equity	$2,669,760	$1,370,574

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010 (As Restated)
Net sales	$647,658	$321,953
Cost of sales	404,803	214,103

Gross profit	242,855	107,850

Selling and operating expenses	79,745	43,251
General and administrative expenses	43,499	24,464

Operating income	119,611	40,135

Other income (expense)	1,078	(133)
Loss on financial instruments, net	(5,959)	—
Gain on foreign currency, net	4,045	—
Interest expense	(16,672)	(833)

Income before income taxes	102,103	39,169

Income tax expense	(36,295)	(15,114)

Net Income	65,808	24,055

Less: Net income attributable to noncontrolling interests	436	—

Net income attributable to GMCR	$65,372	$24,055

Basic income per share:
Basic weighted average shares outstanding	141,784,994	131,263,638
Net income	$0.46	$0.18

Diluted income per share:
Diluted weighted average shares outstanding	147,558,595	137,831,574
Net income	$0.44	$0.17

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010 (As Restated)
Net sales	$1,221,806	$667,105
Cost of sales	835,351	463,678

Gross profit	386,455	203,427

Selling and operating expenses	158,034	96,626
General and administrative expenses	85,530	47,636

Operating income	142,891	59,165

Other income (expense)	1,166	110
Loss on financial instruments, net	(12,301)	(354)
Gain on foreign currency, net	5,624	—
Interest expense	(22,730)	(1,881)

Income before income taxes	114,650	57,040

Income tax expense	(46,393)	(22,925)

Net Income	68,257	34,115

Less: Net income attributable to noncontrolling interests	473	—

Net income attributable to GMCR	$67,784	$34,115

Basic income per share:
Basic weighted average shares outstanding	141,579,543	131,116,251
Net income	$0.48	$0.26

Diluted income per share:
Diluted weighted average shares outstanding	147,310,364	137,628,396
Net income	$0.46	$0.25

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended		Twenty-six weeks ended
		3/27/2010		3/27/2010
	3/26/2011	(As Restated)	3/26/2011	(As Restated)
Net income	$65,808	$24,055	$68,257	$34,115
Other comprehensive income, net of tax:
Deferred (loss) gain on derivatives designated as cash flow hedges	(1,424)	190	(1,039)	476
Gain on derivatives designated as cash flow hedges reclassified to net income	—	(122)	—	(112)
Foreign currency translation adjustment	12,694	—	15,890	—

Other comprehensive gain	11,270	68	14,851	364

Total comprehensive income	77,078	24,123	83,108	34,479
Total comprehensive income attributable to redeemable noncontrolling interests	696	—	794	—

Total comprehensive income attributable to GMCR	76,382	24,123	82,314	34,479

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Redeemable Noncontrolling Interests And Stockholders’ Equity

For the Period Ended March 26, 2011 (Dollars in thousands)

	Equity Attributable to			Additional		Accumulated other	Total
	Redeemable	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Noncontrolling Interests	Shares	Amount	capital	earnings	income (loss)	Equity
Balance at September 25, 2010	$—	132,823,585	$13,282	$473,749	$213,844	$(1,630)	$699,245
Sale of common stock	—	8,566,649	857	248,667	—	—	249,524
Options exercised	—	515,730	52	1,728	—	—	1,780
Issuance of common stock under employee stock purchase plan	—	93,892	9	2,995	—	—	3,004
Stock compensation expense	—	—	—	4,517	—	—	4,517
Tax benefit from exercise of options	—	—	—	5,844	—	—	5,844
Deferred compensation expense	—	—	—	116	—	—	116
Purchase noncontrolling interests	19,118	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	694	—	—	—	(694)	—	(694)
Dividends paid	(386)	—	—	—	—	—	—
Other comprehensive income, net of tax	321	—	—	—	—	14,529	14,529
Net income	473	—	—	—	67,784	—	67,784

Balance at March 26, 2011	$20,220	141,999,856	$14,200	$737,616	$280,934	$12,899	$1,045,649

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010 (As Restated)
Cash flows from operating activities:
Net income	$68,257	$34,115

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,991	12,667
Amortization of intangibles	17,793	5,204
Amortization of deferred financing fees	5,175	—
Gain on foreign currency exchange transactions	(5,624)	—
(Gain) loss on disposal of fixed assets	(75)	451
Bad debts	400	342
Sales returns	5,262	3,334
Loss (gain) on financial instruments, net	12,281	(112)
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	6	22
Excess tax benefits from equity-based compensation plans	(5,839)	(4,492)
Deferred income taxes	2,862	(2,444)
Deferred compensation and stock compensation	4,633	3,926
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(11,197)	(31,583)
Inventories	(889)	38,016
Income tax receivable (payable), net	2,562	(6,758)
Other current assets	(9,538)	(7,935)
Other long-term assets, net	(11,300)	102
Accounts payable	8,987	6,547
Accrued compensation costs	(8,487)	(1,151)
Accrued expenses	8,129	15,043
Other short-term liabilities	(529)	—
Other long-term liabilities	11,401	—

Net cash provided by operating activities	125,261	65,294

Cash flows from investing activities:
Change in restricted cash	150	210
Proceeds from sale of short-term investments	—	50,000
Proceeds from notes receivable	103	—
Acquisition of Timothy’s Coffee of the World Inc.	—	(154,208)
Advance on acquisition of Diedrich Coffee, Inc., net of cash acquired	—	(8,500)
Acquisition of LJVH Holdings, Inc. (Van Houtte), net of cash acquired	(907,835)	—
Capital expenditures for fixed assets	(99,040)	(53,175)
Proceeds from disposal of fixed assets	280	183
Other investing activities	(158)	—

Net cash used in investing activities	(1,006,500)	(165,490)

Cash flows from financing activities:
Net change in revolving line of credit	257,923	(3,000)
Proceeds from issuance of common stock under compensation plans	4,784	3,553
Proceeds from issuance of common stock	249,524	—
Dividends paid to redeemable noncontrolling interests shareholders	(386)	—
Excess tax benefits from equity-based compensation plans	5,838	4,492
Capital lease obligations	(5)	(25)
Proceeds from borrowings of long-term debt	794,500	—
Deferred financing fees	(41,628)	—
Repayment of long-term debt	(354,773)	(2,500)

Net cash provided by financing activities	915,777	2,520

Change in cash balances included in short-term assets held for sale	(6,510)	—

Effect of exchange rate changes on cash and cash equivalents	1,308	—

Net (decrease) increase in cash and cash equivalents	29,336	(97,676)
Cash and cash equivalents at beginning of period	4,401	241,811

Cash and cash equivalents at end of period	$33,737	$144,135

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$11,051	$8,870

Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$—	$1,533

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen and twenty-six week periods ended March 26, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2011.

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

2.	Restatement of Previously Issued Financial Statements

As described in our Annual Report on Form 10-K for the year ended September 25, 2010, we have restated our financial statements and other information. For additional details on the effects of the restatements on certain line items within our previously reported Statement of Operations for the thirteen and twenty-six weeks ended March 27, 2010 please refer to the following sections in our Annual Report on Form 10-K: Overview of Restatement; Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Restatement of Previously Issued Financial Statements and Note 24, Unaudited Quarterly Financial Data.

The restatements reflect adjustments to correct errors in the Company’s intercompany eliminations; the classification and timing of the recognition of certain royalty revenues from unrelated third party roasters; the over or under accrual of certain marketing and customer incentive programs as well as the correction of the classification of certain customer incentives from selling and operating expenses to a reduction in sales; and other miscellaneous adjustments. The nature and impact of these adjustments are described below and detailed in the tables below.

Intercompany Eliminations

During the fourth quarter of fiscal 2010, the Company identified an error as a result of applying an incorrect standard cost to intercompany K-Cup® portion pack inventory balances in consolidation. The Specialty Coffee business unit (“SCBU”) standard cost of K-Cup® portion packs included the royalty fee due to the Keurig business unit, and management discovered that this royalty fee was not eliminated from K-Cup® portion pack inventory balances. This error resulted in an overstatement of the consolidated inventory and an understatement of the cost of sales. During the close of the fiscal 2010 year, the Company also discovered an error in the application of an incorrect standard cost to intercompany Keurig Single-Cup Brewer inventory balances held by SCBU in consolidation, which also resulted in an overstatement of consolidated inventory and an understatement of cost of sales. In addition, certain intercompany sales transactions were not properly eliminated resulting in an understatement of both sales and cost of sales of an equal amount and did not affect net income. The cumulative effect of the errors as of the fiscal year ended September 26, 2009 resulted in a reduction to net income of approximately $1.8 million after income taxes.

Timing of Recognition and Classification of Certain Royalties from Third Party Licensed Roasters

The Company receives royalties on K-Cup® portion packs sold by third party roasters at the time of shipment in accordance with the terms and conditions of the licensing agreements with these roasters. The Company’s Keurig business segment purchases K-Cup® portion packs directly from the third party licensed roasters to sell to its customers. Because royalties on K-Cup® portion packs sold by third party roasters were earned at the time of shipment pursuant to the terms and conditions of the licensing agreements with these roasters, Keurig historically recorded these royalties at the time Keurig purchased the K-Cup® portion packs from the licensed roasters and included them in net sales. Management has determined that the royalty should be recognized as a reduction to the carrying value of the related inventory which will reduce cost of sales when the K-Cup® portion packs are sold to a third-party customer. As of the fiscal year ended September 26, 2009, the cumulative effect of the timing of the recognition of the royalty resulted in a reduction to net income of approximately $1.3 million after income taxes, with a cumulative reduction in sales and cost of sales as of September 26, 2009 of approximately $27.1 million and $24.9 million, respectively.

Timing of Recognition and Classification of Certain Marketing and Customer Incentive Programs

Management discovered errors in recording certain marketing and customer incentive programs, which were generally accounted for as a selling and operating expense in the Company’s consolidated statements of operations. These programs include, but are not limited to, brewer mark-down support and funds for promotional and marketing activities. Management determined that a lack of adequate communication between the accounting function to gather the appropriate information from the sales and marketing functions resulted in expenses for certain of these programs being recorded in the wrong fiscal periods. The cumulative effect as of fiscal year ended September 26, 2009 of the under-accrual of certain marketing and customer incentive program expenses resulted in a reduction to net income of approximately $47,000 after income taxes. In addition, the Company has corrected the classification of certain of these amounts as reductions to net sales instead of selling and operating expenses. Cumulatively, as of September 26, 2009, approximately $4.5 million has been classified as a reduction to net sales from selling and operating expenses.

The Company also identified an over-accrual of a liability related to certain customer incentive programs for SCBU that was due primarily to a failure to reverse an accrual related to certain customer incentive programs in the second fiscal quarter of 2010 resulting in a $0.5 million understatement of net income after income taxes, cumulative, as of September 26, 2009.

Other Adjustments

During fiscal years 2008 through the third quarter of fiscal 2010, the Company adjusted for the deferral of certain sales and costs related to a sales contract for which risk of loss had not yet transferred to the customer. The adjustment resulted in timing differences in when the sales and related cost of sales were recognized and resulted in a reduction to net income of approximately $0.2 million after income taxes, cumulative, as of September 26, 2009.

The restated Consolidated Statement of Operations for the thirteen and twenty-six weeks ended March 27, 2010 are presented below (dollars in thousands, except per share data):

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended March 27, 2010

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated

Net sales	$324,915	$2,941	$(4,300)	$1,472	$(3,075)	$321,953
Cost of sales	216,263	5,230	(4,611)	—	(2,779)	214,103

Gross profit	108,652	(2,289)	311	1,472	(296)	107,850

Selling and operating expenses	42,979	—	—	272	—	43,251
General and administrative expenses	24,464	—	—	—	—	24,464
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	41,209	(2,289)	311	1,200	(296)	40,135

Other income (expense)	(133)	—	—	—	—	(133)
Gain (loss) on financial instruments, net	—	—	—	—	—	—
Gain (loss) on foreign currency, net	—	—	—	—	—	—
Interest expense	(833)	—	—	—	—	(833)

Income before income taxes	40,243	(2,289)	311	1,200	(296)	39,169

Income tax expense	(15,541)	911	(124)	(478)	118	(15,114)

Net income	$24,702	$(1,378)	$187	$722	$(178)	$24,055

Basic income per share:
Weighted average shares outstanding	131,263,638	131,263,638	131,263,638	131,263,638	131,263,638	131,263,638
Net income	$0.19	$(0.01)	$0.00	$0.01	$(0.00)	$0.18 *

Diluted income per share:
Weighted average shares outstanding	137,831,574	137,831,574	137,831,574	137,831,574	137,831,574	137,831,574
Net income	$0.18	$(0.01)	$0.00	$0.01	$(0.00)	$0.17 *

*	Does not add due to rounding.

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Twenty-six weeks ended March 27, 2010

(Dollars in thousands, except per share data)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated

Net sales	$674,278	$8,181	$(9,876)	$(3,239)	$(2,239)	$667,105
Cost of sales	463,801	12,114	(10,070)	—	(2,167)	463,678

Gross profit	210,477	(3,933)	194	(3,239)	(72)	203,427

Selling and operating expenses	98,558	—	—	(1,932)	—	96,626
General and administrative expenses	47,636	—	—	—	—	47,636
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	64,283	(3,933)	194	(1,307)	(72)	59,165

Other income (expense)	110	—	—	—	—	110
Gain (loss) on financial instruments, net	(354)	—	—	—	—	(354)
Gain (loss) on foreign currency, net	—	—	—	—	—	—
Interest expense	(1,881)	—	—	—	—	(1,881)

Income before income taxes	62,158	(3,933)	194	(1,307)	(72)	57,040

Income tax expense	(24,962)	1,565	(77)	520	29	(22,925)

Net income	$37,196	$(2,368)	$117	$(787)	$(43)	$34,115

Basic income per share:
Weighted average shares outstanding	131,116,251	131,116,251	131,116,251	131,116,251	131,116,251	131,116,251
Net income	$0.28	$(0.02)	$0.00	$(0.01)	$(0.00)	$0.26 *

Diluted income per share:
Weighted average shares outstanding	137,628,396	137,628,396	137,628,396	137,628,396	137,628,396	137,628,396
Net income	$0.27	$(0.02)	$0.00	$(0.01)	$(0.00)	$0.25 *

*	Does not add due to rounding.

The restated Consolidated Statement of Cash Flows for the twenty-six weeks ended March 27, 2010 is presented below (dollars in thousands):

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Cash Flows

Twenty-six weeks ended March 27, 2010

(Dollars in thousands)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$37,196	$(2,368)	$117	$(787)	$(43)	$34,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,667	—	—	—	—	12,667
Amortization of intangibles	5,204					5,204
Loss on disposal of fixed assets	451	—	—	—	—	451
Bad Debts	342	—	—	—	—	342
Sales returns	3,334					3,334
(Gain) Loss on futures derivatives	(112)	—	—	—	—	(112)
Tax benefit (expense) from exercise of non-qualified options and disqualified dispositions of incentive stock options	22	—	—	—	—	22
Excess tax benefits from equity-based compensation plans	(4,492)	—	—	—	—	(4,492)
Tax expense from allocation of ESOP shares	—	—	—	—	—	—
Deferred income taxes	(2,444)	—	—	—	—	(2,444)
Deferred compensation and stock compensation	3,926	—	—	—	—	3,926
Contributions to the ESOP	—	—	—	—	—	—
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(31,583)	—	—	—		(31,583)
Inventories	34,276	3,933	(193)	—	—	38,016
Income tax payable, net	(4,722)	(1,565)	76	(519)	(28)	(6,758)
Other current assets	(5,768)	—	—	—	(2,167)	(7,935)
Other long-term assets, net	102	—	—	—	—	102
Accounts payable	6,547	—	—	—	—	6,547
Accrued compensation costs	(1,151)	—	—		—	(1,151)
Accrued expenses	11,499	—	—	1,306	2,238	15,043
Other short-term liabilities	—	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—	—

Net cash provided by operating activities	65,294	(0)	(0)	(0)	(0)	65,294

Cash flows from investing activities:
Change in restricted cash	210	—	—	—	—	210
Proceeds from sale of short-term investments	50,000	—	—	—	—	50,000
Proceeds from receipt of note receivable	—	—	—	—	—	—
Acquisition of Timothy’s Coffee of the World Inc.	(154,208)	—	—	—	—	(154,208)
Acquisition of Tully’s Coffee Corporation	—	—	—	—	—	—
Acquisition of Diedrich Coffee, Inc.	(8,500)	—	—	—	—	(8,500)
Purchases of short-term investments	—	—	—	—	—	—
Capital expenditures for fixed assets	(53,175)	—	—	—	—	(53,175)
Proceeds from disposal of fixed assets	183	—	—	—	—	183

Net cash used for investing activities	(165,490)	—	—	—	—	(165,490)

Cash flows from financing activities:
Net change in revolving line of credit	(3,000)	—	—	—	—	(3,000)
Proceeds from issuance of common stock under compensation plans	3,553	—	—	—	—	3,553
Proceeds from issuance of common stock for public equity offering	—	—	—	—	—	—
Financing costs in connection with public equity offering	—	—	—	—	—	—
Excess tax benefits from equity-based compensation plans	4,492	—	—	—	—	4,492
Capital lease obligations	(25)	—	—	—	—	(25)
Proceeds from borrowings of long-term debt	—	—	—	—	—	—
Deferred financing fees	—	—	—	—	—	—
Repayment of long-term debt	(2,500)	—	—	—	—	(2,500)

Net cash provided by (used for) financing activities	2,520	—	—	—	—	2,520

Net increase (decrease) in cash and cash equivalents	(97,676)	—	—	—	—	(97,676)
Cash and cash equivalents at beginning of period	241,811	—	—	—	—	241,811

Cash and cash equivalents at end of period	$144,135	$—	$—	$—	$—	$144,135

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$8,870	$—	$—	$—	$—	$8,870

Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$1,533	$—	$—	$—	$—	$1,533

3.	Segment Reporting

The Company manages its operations through three operating segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“Keurig”) and the Canadian business unit (“CBU”) created primarily from the recently acquired Van Houtte business.

SCBU sources, produces and sells coffee, cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs. These varieties are sold primarily to wholesale channels, including supermarkets and convenience stores, restaurants and hospitality, office coffee distributors and directly to consumers in North America. In addition, SCBU sells Keurig® Single-Cup Brewing systems and other accessories to supermarkets and directly to consumers.

Keurig, a pioneer and leading manufacturer of gourmet single-cup brewing systems, targets its premium patented single-cup brewing systems for use both at-home (“AH”) and away-from-home (“AFH”), mainly in North America. Keurig sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup® portion packs produced mainly by SCBU and CBU to retailers principally processing its sales orders through fulfillment entities for the AH channels. Keurig sells AFH single-cup brewers to distributors for use in offices. Keurig also sells AH brewers, a limited number of AFH brewers and K-Cup® portion packs directly to consumers. Keurig earns royalty income from K-Cup® portion packs when shipped by its licensed roasters, except for shipments of K-Cup® portion packs by third party roasters to Keurig, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by Keurig.

CBU sources, produces and sells coffees in a variety of packaging formats, including K-Cup® portion packs, whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands. These varieties are sold primarily to wholesale channels, including supermarkets and retail, and through office coffee services to offices, convenience stores and restaurants mainly throughout Canada. CBU also manufactures brewing equipment and is responsible for all Company coffee brand sales in the grocery channel in Canada.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share any significant manufacturing or distribution facilities, except for brewer fulfillment at the Company’s Knoxville, Tennessee facility. Administrative functions such as accounting and information services are mainly decentralized, but continuing to move toward centralization through an enterprise shared services group. In the event any materials and/or services are provided to one segment by the other, the transaction is valued at estimated market price and eliminated in consolidation. The costs of the Company’s manufacturing operations are captured within the SCBU and CBU segments. The Keurig segment does not have manufacturing facilities and purchases its saleable products from third parties, including the SCBU and CBU. The Company’s inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses related to certain centralized administrative functions including Finance, Human Resources, Information System Technology and Legal are allocated to the SCBU and Keurig operating segments. Expenses not specifically related to the SCBU, Keurig or CBU operating segments are recorded in the “Corporate” segment. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors. Corporate assets include primarily cash, short-term investments, deferred tax assets, income tax receivable, notes receivable, deferred issuance costs and fixed assets. Corporate total assets as of March 27, 2010 have been revised to reflect the current presentation. In addition, beginning with the first quarter of fiscal 2011, the Company determined that because the Keurig segment includes all of the assets of Keurig, Incorporated, it would no longer include the Company’s net investment in Keurig, Incorporated in Corporate total assets. Accordingly, Corporate total assets and eliminations were each reduced by $10.7 million to remove the Company’s net investment in Keurig, Incorporated, which is now included only in the Keurig segment total assets. This allocation had no effect on consolidated total assets.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU segment. Keurig related goodwill and intangibles are included in the Keurig segment. Van Houtte related goodwill and intangibles are included in the CBU segment.

The Company analyzes its business on a segment basis, records net sales on a segment basis and eliminates intersegment sales as part of its financial consolidation. Intersegment sales primarily consist of the SCBU and CBU selling K-Cup® portion packs to Keurig, and Keurig sells single-cup brewers and records royalty income from K-Cup® portion packs when shipped by the SCBU and CBU.

Selected financial data for segment disclosures for the thirteen weeks ended March 26, 2011 and March 27, 2010 are as follows:

Thirteen weeks ended March 26, 2011

(Dollars in thousands)

	SCBU	Keurig	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$253,244	$284,021	$110,393	$—	$—	$647,658
Intersegment sales	$151,473	$85,503	$16,402	$—	$(253,378)	$—
Net sales	$404,717	$369,524	$126,795	$—	$(253,378)	$647,658

Income before taxes	$82,894	$53,877	$3,563	$(21,609)	$(16,622)	$102,103

Total assets	$1,054,920	$421,467	$1,128,367	$541,699	$(476,693)	$2,669,760

Stock compensation	$712	$515	$75	$1,014	$—	$2,316

Interest expense	$—	$—	$—	$16,672	$—	$16,672

Property additions	$34,819	$5,230	$8,732	$2,398	$—	$51,179

Depreciation and amortization	$12,919	$2,401	$11,828	$3,505	$—	$30,653

Thirteen weeks ended March 27, 2010

(Dollars in thousands)

(As Restated)

	SCBU	Keurig	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$155,162	$166,791	$—	$—	$—	$321,953
Intersegment sales	$67,367	$38,625	$—	$—	$(105,992)	$—
Net sales	$222,529	$205,416	$—	$—	$(105,992)	$321,953

Income before taxes	$31,503	$21,095	$—	$(10,894)	$(2,535)	$39,169

Total assets	$468,876	$300,388	$—	$202,457	$(60,953)	$910,768

Stock compensation	$637	$491	$—	$792	$—	$1,920

Interest expense	$—	$—	$—	$833		$833

Property additions	$18,998	$5,567	$—	$5,429	$—	$29,994

Depreciation and amortization	$6,388	$1,814	$—	$1,674	$—	$9,876

Selected financial data for segment disclosures for the twenty-six weeks ended March 26, 2011 and March 27, 2010 are as follows:

Twenty-six weeks ended March 26, 2011

(Dollars in thousands)

	SCBU	Keurig	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$472,645	$629,122	$120,039	$—	$—	$1,221,806
Intersegment sales	$289,201	$154,156	$17,004	$—	$(460,361)	$—
Net sales	$761,846	$783,278	$137,043	$—	$(460,361)	$1,221,806

Income before taxes	$142,643	$51,922	$2,366	$(57,629)	$(24,652)	$114,650

Total assets	$1,054,920	$421,467	$1,128,367	$541,699	$(476,693)	$2,669,760

Stock compensation	$1,450	$1,016	$75	$1,976	$—	$4,517

Interest expense	$—	$—	$—	$22,730	$—	$22,730

Property additions	$56,396	$10,313	$9,779	$12,340	$—	$88,828

Depreciation and amortization	$24,904	$4,664	$13,077	$6,139	$—	$48,784

Twenty-six weeks ended March 27, 2010

(Dollars in thousands)

(As Restated)

	SCBU	Keurig	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$288,348	$378,757	$—	$—	$—	$667,105
Intersegment sales	$125,986	$72,765	$—	$—	$(198,751)	$—
Net sales	$414,334	$451,522	$—	$—	$(198,751)	$667,105

Income before taxes	$59,081	$27,049	$—	$(21,974)	$(7,116)	$57,040

Total assets	$468,876	$300,388	$—	$202,457	$(60,953)	$910,768

Stock compensation	$1,321	$998	$—	$1,529	$—	$3,848

Interest expense	$—	$—	$—	$1,881	$—	$1,881

Property additions	$33,303	$7,889	$—	$8,344	$—	$49,536

Depreciation and amortization	$11,389	$3,465	$—	$3,017	$—	$17,871

4.	Acquisitions

LJVH Holdings, Inc. (including subsidiaries - Van Houtte)

On December 17, 2010, the Company acquired Van Houtte through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and a new $1.45 billion credit facility (see Note 10, Long-Term Debt). Van Houtte’s functional currency is the Canadian dollar.

Van Houtte specializes in sourcing, producing, and selling coffees in a variety of packaging formats, including K-Cup® portion packs whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands.

As previously announced, the Company is conducting a strategic review of the Van Houtte U.S. Coffee Service business (“Filterfresh”) in contemplation of a potential divestiture of Filterfresh. As a result, the Company has accounted for all the assets relating to the Filterfresh business as held-for-sale. See Note 8, Assets Held for Sale, for further information.

The Van Houtte acquisition was accounted for under the acquisition method of accounting. The total purchase price was USD $907.8 million, net of cash acquired. The total purchase price was allocated to Van Houtte’s net tangible assets and identifiable intangible assets based on their preliminary estimated fair values as of December 17, 2010. The preliminary fair value assigned to indefinable intangible assets acquired was determined primarily by using an income approach. The allocation of the purchase price is based upon management’s preliminary valuation and the Company’s estimates and assumptions and is subject to change within the measurement period as the valuation is finalized. Prior to the end of the measurement period for finalizing the purchase price allocation, any changes will be included in the purchase price allocation retrospectively. The Company does not anticipate material changes to the purchase price allocation. Changes in the purchase price allocation as of March 26, 2011 from the preliminary allocation at December 25, 2010 principally relate to an increase in the fair value of deferred tax liabilities of $36.5 million, an increase in the fair value of noncontrolling interests of $13.9 million and an increase in goodwill of $53.7 million. The table below represents the preliminary allocation of the purchase price to the acquired net assets of Van Houtte as of March 26, 2011 (in thousands):

	Total	Van Houtte Canadian Operations	Filterfresh Assets Held For Sale
Restricted cash	$500	$500	$—
Accounts receivable	61,130	47,554	13,576
Inventories	42,958	36,691	6,267
Income taxes receivable	2,260	2,190	70
Deferred income taxes	4,903	3,577	1,326
Other current assets	5,047	4,453	594
Fixed assets	143,928	110,622	33,306
Intangible assets	375,099	355,549	19,550
Goodwill	472,331	409,493	62,838
Other long-term assets	1,577	962	615
Accounts payable and accrued expenses	(54,502)	(46,831)	(7,671)
Other short-term liabilities	(4,330)	(3,404)	(926)
Income taxes payable	(1,496)	(1,496)	—
Deferred income taxes	(117,086)	(104,866)	(12,220)
Notes payable	(2,914)	(1,770)	(1,144)
Other long-term liabilities	(2,452)	(1,683)	(769)
Non-controlling interests	(19,118)	(9,529)	(9,589)

	$907,835	$802,012	$105,823

Acquisition costs were expensed as incurred and totaled approximately $1.9 million and $10.7 million for the thirteen and twenty–six weeks ended March 26, 2011, respectively and are included in general and administrative expenses for the Company.

The preliminary fair value estimates for definite lived amortizable intangible assets acquired include approximately $263.1 million for customer relationships, $10.9 million for trademarks and trade names, $1.4 million for franchises and $0.3 million for technology. The preliminary estimates for indefinite lived intangible assets acquired include approximately $99.4 million for the Van Houtte trademark which is not amortized. The estimates for definite lived intangible assets classified as held-for-sale are not amortized and approximated $19.5 million. Amortizable intangible assets are amortized on a straight-line basis over their respective useful live, and the preliminary weighted-average amortization period is 10.8 years.

An income approach, specifically the discounted cash flow method, was used to value the noncontrolling interests.

The preliminary estimate of the cost of the acquisition in excess of the fair market value of the tangible and intangible assets acquired less liabilities assumed represents acquired goodwill. The acquisition provides the Company with an expanded Canadian presence and manufacturing and distribution synergies, which provide the basis of the goodwill recognized with respect to the Van Houtte Canadian operations. As described in Note 8, Assets Held for Sale, the preliminary fair value of Filterfresh was estimated using a market-based multiple approach. In accordance with ASC 360-10-35, the preliminary purchase price allocated to Filterfresh was the fair value, less the estimated direct costs to sell Filterfresh established at the acquisition date. The excess of the purchase price (fair value) allocated to Filterfresh over the fair value of the net tangible and identifiable intangible assets represents goodwill. Goodwill and intangible assets are reported in the CBU segment. The goodwill and intangible assets recognized are not deductible for tax purposes.

At March 26, 2011, approximately $30.0 million of the purchase price is held in escrow and is included in restricted cash with corresponding amounts of $20.7 million and $9.3 million in other current liabilities and other long-term liabilities, respectively.

In conjunction with the acquisition, the Company recognized an indemnification receivable of $11.2 million for uncertain tax positions of the same amount. The indemnification receivable was measured at the acquisition-date fair value of the uncertain tax positions. The seller has an indemnification obligation for tax liabilities relating to periods prior to the acquisition date. Subject to limited exceptions, this obligation is capped at CAD$30.0 million (which must be satisfied first against a CAD$29.5 million escrow account) and may be reduced by payments of other indemnification claims under the purchase agreement. The fund expires on June 17, 2015. The Company currently believes the tax indemnification provided by the seller will be adequate for any identified income tax risk. The indemnification receivable will continue to be measured on the same basis as the related uncertain tax position liability.

The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended March 26, 2011, the Van Houtte operations contributed an additional $100.5 million of consolidated revenue and reduced consolidated income before income taxes by $1.2 million. For the twenty-six weeks ended March 26, 2011, the Van Houtte operations contributed an additional $109.3 million of consolidated revenue and reduced consolidated income before income taxes by $2.7 million.

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

Acquisition costs were expensed as incurred and totaled approximately $4.8 million and $8.0 million for the thirteen and twenty-six weeks ended March 27, 2010, and are included in general and administrative expenses of the Company.

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

The acquisition was completed on May 11, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. Effective September 26, 2010, the beginning of the Company’s fiscal year 2011, Diedrich was migrated onto the Company’s common information technology platform. As a result, it is impracticable to disclose separately Diedrich’s contributions to revenue and income before taxes for the thirteen and twenty-six weeks ended March 26, 2011.

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

Total consideration under the terms of the share purchase agreement amounted to approximately USD $155.7 million. The share purchase agreement contained customary representations, warranties and covenants given by the parties. The total cash disbursement was $154.2 million and the Company assumed liabilities of $1.5 million which were recorded as a noncash transaction.

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

Acquisition costs were expensed as incurred and totaled approximately $1.9 million for the twenty-six weeks ended March 27, 2010 and are included in general and administrative expenses of the Company.

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

In conjunction with the acquisition, the Company recognized an indemnification receivable for uncertain tax positions. As of March 26, 2011, the amount of this indemnification receivable is $5.0 million. The seller has an indemnification obligation for tax liabilities relating to periods prior to the acquisition date. This obligation is capped at CAD$7.9 million. The indemnification obligation expires on September 13, 2014. The Company currently believes the tax indemnification provided by the seller will be adequate for any identified income tax risk. The indemnification receivable will continue to be measured on the same basis as the related uncertain tax position liability.

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended March 26, 2011, the Timothy’s operations contributed an additional $14.9 million of revenue and $8.4 million of income before taxes. For the twenty-six weeks ended March 26, 2011, the Timothy’s operations contributed an additional $27.2 million of revenue and $15.2 million of income before income taxes. For the thirteen weeks ended March 27, 2010, the Timothy’s operations contributed an additional $13.0 million of revenue and $3.8 million of income before taxes. For the twenty-six weeks ended March 27, 2010, the Timothy’s operations contributed in an additional $17.2 million of revenue and $2.8 million of income before income taxes.

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

The following table represents select unaudited consolidated pro forma data (in thousands):

	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010
Unaudited Consolidated proforma revenue	$647,658	$424,154	$1,320,636	$862,462
Unaudited Consolidated proforma net income	$69,947	$23,032	$92,137	$34,432
Unaudited Consolidated proforma diluted earnings per share	$0.47	$0.17	$0.63	$0.25

5.	Inventories

Inventories consisted of the following (in thousands):

	March 26, 2011	September 25, 2010
Raw materials and supplies	$84,719	$46,328
Finished goods	216,041	216,150

	$300,760	$262,478

Inventory values above are presented net of $2.3 million and $3.0 million of obsolescence adjustments at March 26, 2011 and September 25, 2010, respectively.

At March 26, 2011, the Company had approximately $294.3 million in green coffee purchase commitments, of which approximately 77.5% had a fixed price. These commitments extend into fiscal 2012. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $2.74 per pound at March 26, 2011. In addition to its green coffee commitments, the Company had approximately $145.2 million in fixed price brewer inventory purchase commitments and $118.4 million in production raw materials commitments at March 26, 2011. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

6.	Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in Years	March 26, 2011	September 25, 2010
Production equipment	1-15	$248,758	$160,080
Coffee service equipment	3-7	56,017	11,013
Computer equipment and software	1-10	71,104	41,923
Land	Indefinite	7,650	1,743
Building and building improvements	4-30	37,562	23,954
Furniture and fixtures	1-15	19,770	11,413
Vehicles	4-5	7,894	1,020
Leasehold improvements
	1-20 or remaining life of lease, whichever is less	25,968	17,224
Construction-in-progress		65,549	72,161

Total fixed assets		540,272	340,531

Accumulated depreciation		(110,677)	(81,608)

		$429,595	$258,923

Total depreciation expense relating to all fixed assets was $19.0 million and $6.8 million for the thirteen weeks ended March 26, 2011 and March 27, 2010, respectively. Total depreciation expense relating to all fixed assets was $31.0 million and $12.7 million for the twenty-six weeks ended March 26, 2011 and March 27, 2010, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on March 26, 2011 are expected to be in productive use within the next twelve months.

In the thirteen and twenty-six weeks ended March 26, 2011, the Company capitalized $0.5 million and $0.9 million of interest expense, respectively.

In the thirteen and twenty-six weeks ended March 27, 2010, the Company capitalized $0.4 million and $0.7 million of interest expense, respectively.

7.	Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by segment for the twenty-six weeks ended March 26, 2011 (in thousands):

	SCBU	Keurig	CBU	Total
Balance at September 25, 2010	$314,042	$72,374	$—	$386,416
Acquisition of Van Houtte	—	—	409,493	409,493
Foreign currency effect	—	—	12,972	12,972

Balance at March 26, 2011	$314,042	$72,374	$422,465	$808,881

The Company has not recognized any impairment loss associated with goodwill.

Definite-lived intangible assets consist of the following (in thousands):

	March 26, 2011		September 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Acquired technology	$21,623	$(12,487)	$21,317	$(11,464)
Customer and roaster agreements	27,325	(12,194)	25,900	(10,688)
Customer relationships	430,661	(22,530)	176,867	(8,915)
Trade names	38,017	(4,037)	29,256	(2,338)
Non-compete agreements	374	(314)	374	(304)

Total	$518,000	$(51,562)	$253,714	$(33,709)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $11.7 million and $3.1 million for the thirteen weeks ended March 26, 2011 and March 27, 2010, respectively. Total amortization expense was $17.8 million and $5.2 million for the twenty-six weeks ended March 26, 2011 and March 27, 2010, respectively.

Indefinite-lived intangible assets were $102.6 million at March 26, 2011 and consisted of trademarks.

The estimated useful lives of the intangible assets subject to amortization are 4 to10 years for acquired technology, 8 to 11 years for customer and roaster agreements, 7 to 16 years for customer relationships, 9 to 11 years for trade names and 2 to 5 years for non-compete agreements.

The estimated aggregate amortization expense for the remainder of fiscal 2011, for each of the next five years and thereafter, is as follows (in thousands):

2011	$23,400
2012	$46,625
2013	$46,416
2014	$45,807
2015	$44,254
2016	$43,543
Thereafter	$216,393

8.	Assets Held for Sale

In conjunction with the acquisition of Van Houtte (see Note 4, Acquisitions), the Company is conducting a strategic review of the Van Houtte U.S. Coffee Service business (“Filterfresh”) in contemplation of a potential divestiture of Filterfresh. Management expects to complete the sale within a year of the acquisition date of December 17, 2010. As a result, as of March 26, 2011, all the assets and liabilities relating to the Filterfresh business have been reported in the Consolidated Balance Sheets as assets and liabilities held-for-sale. The preliminary fair value of Filterfresh was estimated using a market-based multiple approach.

The following is a summary of the major classes of assets and liabilities of Filterfresh included as assets and liabilities held-for-sale as of March 26, 2011 (in thousands):

Cash	$6,510
Accounts receivable, net of allowance for uncollectible accounts of $0.3 million	13,555
Inventories	6,705
Other current assets	459

Total current assets	$27,229

Fixed Assets	$34,505
Intangibles	19,550
Goodwill	62,838
Other long-term assets	551

Total long-term assets	$117,444

Current portion of long-term debt	$452
Accounts payable	2,162
Accrued compensation	3,233
Accrued expenses	3,023
Income taxes payable	22
Deferred income taxes, net	10,894

Total current liabilities	$19,786

Long-term debt	$609
Other long-term liabilities	769

Total long-term liabilities	$1,378

9.	Stockholder’s Equity

On September 28, 2010, the Company sold 8,566,649 shares of its common stock, par value $0.10 per share, to Luigi Lavazza S.p.A., an Italian corporation (“Lavazza”), for an aggregate purchase price of $250.0 million. The sale was recorded to stockholders’ equity net of transaction related expenses of approximately $0.5 million. The shares were sold pursuant to a Common Stock Purchase Agreement which contains a five-and-one-half-year standstill period, subject to certain exceptions, during which Lavazza is prohibited from increasing its ownership of Common Stock or making any proposals or announcements relating to extraordinary Company transactions. The standstill is subject to additional exceptions after a one-year period, including Lavazza’s right to purchase additional shares up to 15% of the Company’s outstanding shares.

10.	Long-Term Debt

Debt outstanding consists of the following (in thousands):

	March 26, 2011	September 25, 2010
Revolving credit facility, USD	$80,000	$—
Revolving credit facility, multicurrency	183,355	—
Term loan A	250,000	—
Term loan B	550,000	—
Other	1,643	13
Revolving credit facility	—	173,000
Term loan A facility	—	45,000
Term loan A1 facility	—	136,500

Total long-term debt	1,064,998	354,513
Less original issue discount	5,271
Less current portion	11,328	19,009

Long-term portion	$1,048,399	$335,504

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

The term loans A and B require quarterly principal repayments and have maturities of December 2015 and December 2016, respectively. The revolving credit facilities mature in December 2015. The term loans and revolving credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 1.0% to 2.5% for base rate loans and 2.0% to 3.5% for eurodollar rate loans, based upon the Company’s leverage ratio. The applicable margin with respect to the term loan B is a percentage per annum equal to 3.0% for base rate loans and 4.0% for eurodollar rate loans. With respect to the term loan B, the eurodollar rate is deemed not to be less than 1.50% per annum. The average effective interest rate at March 26, 2011 and September 25, 2010 was 5.6% and 2.7%, respectively, excluding amortization of deferred financing charges. The Company also pays a commitment fee on the average daily unused portion of the revolving credit facilities. The term loan B is net of a 1% original issue discount that is recorded as a contra-debt liability and will be amortized to interest expense over the contractual life of the loan using the effective interest rate method.

The Credit Agreement is secured by substantially all assets of the Company and its domestic wholly-owned material subsidiaries. The Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; merger and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Credit Agreement requires the Company to comply on a quarterly basis with a consolidated leverage ratio, a consolidated interest coverage ratio and a capital expenditures covenant. At March 26, 2011, the Company was in compliance with these covenants. In addition, the Credit Agreement contains certain mandatory prepayment requirements, including a percentage of annual excess cash flow and customary events of default.

At March 26, 2011 and September 25, 2010, respectively, the Company had $4.4 million and $0.7 million in outstanding letters of credit under the Credit Agreement and former credit facility, respectively.

In connection with the new Credit Agreement, the Company incurred debt financing costs of $41.4 million. These costs are included in Other Long-Term Assets on the Consolidated Balance Sheet and are amortized as interest expense over the life of the respective loan using the effective interest rate method. Interest expense for the twenty-six weeks ended March 26, 2011 also includes $2.6 million related to debt financing costs that were written-off due to the extinguishment of the former credit facility.

The Company enters into interest rate swap agreements to limit a portion of its exposure of variable interest rates by entering into interest rate swap agreements which effectively fix the rates. In accordance with the swap agreements and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense calculated is greater based on the 30-day Libor rate, the swap counterparty pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the swap counterparty. In addition, the Company has entered into an interest rate cap to limit the interest rate exposure of $167.0 million in variable-rate borrowings.

Below is a summary of the Company’s derivative instruments mitigating interest rate exposure of variable-rate borrowings (in thousands):

						Fair Value of Interest Rate Derivatives
Derivative Instrument	Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Interest Cap	Maturity	March 26, 2011	September 25, 2010
Swap	30-day Libor	$14,567	5.44%	—	2011	$(180)	$(647)
Swap	30-day Libor	40,000	1.38%	—	2012	(483)	(670)
Swap	30-day Libor	20,000	3.87%	—	2013	(1,087)	(1,416)
Swap	30-day Libor	28,433	1.20%	—	2013	(313)	—
Swap	30-day Libor	20,000	2.54%	—	2016	(325)	—
Swap	30-day Libor	30,000	2.54%	—	2016	(494)	—
Swap	30-day Libor	50,000	2.54%	—	2016	(794)	—
Swap	30-day Libor	30,000	2.54%	—	2016	(490)	—
Cap	30-day Libor	167,000	—	1.5% - 2.0%	2013	257	—

		$400,000				$(3,909)	$(2,733)

For the thirteen weeks ended March 26, 2011 and March 27, 2010, the Company paid approximately $0.8 million and $0.6 million, respectively, in additional interest expense pursuant to swap agreements. For the twenty-six weeks ended March 26, 2011 and March 27, 2010, the Company paid approximately $1.3 million in additional interest expense pursuant to swap agreements.

Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
Remainder 2011	$7,744
2012	11,913
2013	15,051
2014	21,298
2015	27,514
Thereafter	981,478

$1,064,998

11.	Redeemable Noncontrolling Interests

In the CBU segment, the Company operates under certain joint venture arrangements for coffee services in the United States and Canada. The financial statements consolidate entities in which the Company has a controlling financial interest. Net income attributable to redeemable non-controlling interest reflects the portion of the net income (loss) of consolidated entities applicable to the redeemable noncontrolling interest partners in the consolidated statement of operations. The net income attributable to noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income with the net income attributable to the noncontrolling interests deducted from total consolidated net income. The Company’s redeemable noncontrolling interests are redeemable at amounts based on formulas specific to each entity. The Company classifies redeemable noncontrolling interests outside of shareholders’ equity in the consolidated balance sheet under the caption, “Redeemable noncontrolling interests”, and measures it at the redemption value at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the noncontrolling interest at its redemption value.

If a change in ownership of consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings.

12.	Derivative Financial Instruments

Cash Flow Hedges

The Company is exposed to certain risks relating to ongoing business operations. The primary risks that are mitigated by financial instruments are interest rate risk and commodity price risk. The Company uses interest rate swaps and caps to mitigate interest rate risk associated with the Company’s variable-rate borrowings and enters into coffee futures contracts to hedge future coffee purchase commitments of green coffee with the objective of minimizing cost risk due to market fluctuations.

The Company designates the interest rate swap and cap agreements and certain coffee futures contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (“OCI”). Gains and losses on these instruments are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gains and losses will be reclassified into earnings upon determination.

The Company is using interest rate swaps to hedge its exposure to interest rate risk associated with variable-rate borrowing through December 2015 and using coffee futures contracts to hedge market fluctuations through December 2011.

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

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however nonperformance is not anticipated.

The following table summarizes the fair value of the Company’s derivatives included in the Consolidated Balance Sheets (in thousands).

	March 26, 2011	September 25, 2010	Balance Sheet Classification

Derivatives designated as hedges:
Interest rate swaps	$(4,166)	$(2,733)	Other short-term liabilities
Interest rate cap	257	—	Other current assets
Coffee futures	83	—	Other current assets

	(3,826)	(2,733)

Derivatives not designated as hedges:
Cross currency swap	(8,831)	—	Other short-term liabilities

Foreign currency forwards	(165)	73	Other current assets (Other short-term liabilities)

	(8,996)	73

Total	$(12,822)	$(2,660)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in other comprehensive income (in thousands).

	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010

Interest rate swaps	$(2,078)	$319	$(1,433)	$732
Interest rate cap	(392)	—	(392)	—
Coffee futures	83	—	83	66

Total	$(2,387)	$319	$(1,742)	$798

The following table summarizes the amount of gain (loss), gross of tax, reclassified from other comprehensive income to income (in thousands).

	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010	Location of Gain or (Loss) Reclassified from OCI into Income

Interest rate swaps	$—	$—	$—	$—	Interest Expense
Interest rate cap	—	—	—	—	Interest Expense
Coffee futures	—	124	—	188	Cost of Sales

Total	$—	$124	$—	$188

The following table is a reconciliation of beginning accumulated other comprehensive income to ending accumulated other comprehensive income, net of tax (in thousands).

	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010

Beginning accumulated OCI	$(1,245)	$(1,574)	$(1,630)	$(1,870)

Additions to OCI:
Interest Rate Swaps	(1,240)	190	(855)	437
Interest Rate Cap	(234)	—	(234)	—
Coffee Futures	50	—	50	39

	(1,424)	190	(1,039)	476

Reclassifications to income:
Interest Rate Swaps	—	—	—	—
Interest Rate Cap	—	—	—	—
Coffee Futures	—	(122)	—	(112)

	—	(122)	—	(112)

Ending accumulated OCI	$(2,669)	$(1,506)	$(2,669)	$(1,506)

The Company expects to reclassify $83,000 from coffee derivatives and $123,000 from the interest rate cap, gross of tax, to earnings within the next twelve months.

The Company incurred net losses on financial instruments not designated as hedges for accounting purposes as follows (in thousands).

	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010
Net Loss on Cross Currency Swap	$(5,179)	$—	$(8,831)	$—
Net Losses on Coffee Futures	(780)	—	(250)	—
Net Losses on Foreign Currency Option and
Forward Contracts	—	—	(3,220)	(354)

Total	$(5,959)	$—	$(12,301)	$(354)

The foreign currency contracts were entered into to mitigate the risk associated with the Canadian denominated purchase price of Van Houtte.

13.	Fair Value Measurements

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

The following table discloses the level used by fair value measurements at March 26, 2011:

Financial Instrument	Fair Value Measurements Using					Balance Sheet Classification
	Level 1		Level 2	Level 3
Derivatives Derivatives	$	— —	$340 (13,162)	$	— —	Other current assets Other short-term liabilities

Total		$—	$(12,822)		$—

The following table discloses the level used by fair value measurements at September 25, 2010:

Financial Instrument	Fair Value Measurements Using						Balance Sheet Classification
	Level 1		Level 2		Level 3
Derivatives Derivatives	$ $	— —	$ $	1,717 (4,377)	$ $	— —	Other current assets Other short-term liabilities

Total		$—		$(2,660)		$—

Derivative financial instruments include coffee futures contracts, interest rate swap agreements, an interest rate cap and foreign currency option contracts. To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency options and the income approach for the interest rate swap and interest rate cap agreements.

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

14.	Product Warranties

The Company offers a one-year warranty on all Keurig® Single-Cup brewers it sells. Keurig provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company continues to experience higher-than-historical rate warranty claims associated with its reservoir brewer models. Management’s analysis of these claims remains consistent with its previous diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates. While not a safety concern, when manifested, brewers with this issue operate inconsistently or cease operation at a later stage of the warranty life. This issue is not presenting itself consistently across all units, and whether or not it occurs depends on a number of variables including brewer usage rate and water quality. Management believes that they identified the root cause of the component failure in 2010 and units produced since January 2011 incorporate an improved component that is expected to substantially eliminate the issue. While the Company maintains a reserve for product warranty costs based on certain estimates that include the findings relating to this component failure, because this is a later-stage issue, actual warranty costs may exceed the reserve, and there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this quality issue in future periods.

The changes in the carrying amount of product warranties for the twenty-six weeks ended March 26, 2011 and March 27, 2010 are as follows (in thousands):

	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010
Balance, beginning of period	$6,694	$724
Provision charged to income	21,611	8,715
Usage, net of recoveries	(12,590)	(6,161)

Balance, end of period	$15,715	$3,278

15.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010 (As Restated)	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010 (As Restated)
Numerator for basic and diluted earnings per share:
Net income	$65,372	$24,055	$67,784	$34,115

Denominator:
Basic weighted average shares outstanding	141,784,994	131,263,638	141,579,543	131,116,251
Effect of dilutive securities - stock options	5,773,601	6,567,936	5,730,821	6,512,145

Diluted weighted average shares outstanding	147,558,595	137,831,574	147,310,364	137,628,396

Basic net income per share	$0.46	$0.18	$0.48	$0.26
Diluted net income per share	$0.44	$0.17	$0.46	$0.25

For the thirteen and twenty-six weeks ended March 26, 2011 options to purchase 514,000 and 507,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and twenty-six weeks ended March 27, 2010 options to purchase 153,000 and 81,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

16.	Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the twenty-six weeks ended March 26, 2011: an expected life averaging 6 years; an average volatility of 52%; no dividend yield; and a risk-free interest rate averaging 2.4%. The weighted-average fair value of options granted during the twenty-six weeks ended March 26, 2011 was $28.81 per share.

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the twenty-six weeks ended March 27, 2010: an expected life averaging 6 years; an average volatility of 53%; no dividend yield; and a risk-free interest rate averaging 2.8%. The weighted-average fair value of options granted during the twenty-six weeks ended March 27, 2010 was $15.88 per share.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the twenty-six weeks ended March 26, 2011: an expected life averaging 6 months; an average volatility of 43%; no dividend yield; and a risk-free interest rate averaging 0.2%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 26, 2011 was $10.21 per share.

For the purchase rights granted in the twenty-six weeks ended March 27, 2010, the following assumptions were used: an expected life averaging 6 months; an average volatility of 57%; no dividend yield; and a risk-free interest rate averaging 0.2%. The weighted-average fair values of purchase rights granted during the twenty-six weeks ended March 27, 2010 was $7.58 per share.

For the thirteen and twenty-six weeks ended March 26, 2011, income before income taxes was reduced by a stock compensation expense of $2.3 million and $4.5 million, respectively.

For the thirteen and twenty-six weeks ended March 27, 2010, income before income taxes was reduced by a stock compensation expense of $1.9 million and $3.8 million, respectively.

Employee Stock Ownership Plan

The Company maintained an Employee Stock Ownership Plan (the “ESOP”), which terminated at the end of the 2010 calendar year. The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the twenty-six weeks ended March 27, 2010, the Company recorded compensation costs of $0.6 million to accrue for anticipated stock distributions under the ESOP. The Company recorded no compensation costs for the twenty-six weeks ended March 26, 2011 and there were no unearned shares remaining in the ESOP at March 26, 2011.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the twenty-six week periods ended March 26, 2011 and March 27, 2010, $116,000 and $78,000 of compensation expense was recorded under this Plan, respectively.

17.	Income Taxes

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

As of March 26, 2011, the Company had net operating loss carryforwards of $10.6 million and $21 million respectively for federal and state, as well as a $26 million combined federal and state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration, but the capital loss carryforward will not. The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits at March 26, 2011 and September 25, 2010 was $16.6 million and $5.5 million, respectively. The amount of unrecognized tax benefits at March 26, 2010 that would impact the effective tax rate if resolved in favor of the Company is $16.6 million. The Company is indemnified for up to $16.2 million of the total reserve balance. If resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company has made an election to recognize interest and penalties accrued on uncertain tax liabilities as interest expense. The Company does not expect a significant change to the amount of unrecognized tax benefits within the next twelve months.

In April 2011, the Internal Revenue Service issued guidance providing a safe harbor election with respect to success-based fees paid in business combinations. The Company recognized approximately $2.2 million as an income tax benefit for the thirteen weeks ended March 26, 2011 related to the $5.7 million success-based fee paid in connection with its acquisition of Van Houtte.

18.	Legal Proceedings

On October 1, 2010, Keurig filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig Single-Cup brewers. The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938). Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages. On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case. The court denied that request so those issues will be resolved in due course during the litigation.

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

The consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United

States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011. Briefing on the motions to dismiss has not yet been completed.

The stockholder derivative actions consist of the following: a consolidated action captioned Himmel v. Robert P. Stiller, et al., Civ. No. 2:10-cv-00233, pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III; and M. Elizabeth Dickenson v. Robert P. Stiller, et al., Civ. No. 818-11-10, pending in the Superior Court of the State of Vermont for Washington County. The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers and are premised on the same allegations asserted in the putative securities class action complaints described above. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating the two federal actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action. In the state action, on February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action.

The Company and the other defendants intend to vigorously defend the pending lawsuits. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

19.	Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Robert P. Stiller, the Company’s Chairman of the Board.

During the thirteen and twenty-six weeks ended March 26, 2011, Heritage Flight billed the Company the amounts of $0.2 million and $0.3 million, respectively, for travel services to various employees of the Company.

During the thirteen and twenty-six weeks ended March 27, 2010, Heritage Flight billed the Company the amounts of $0.1 million and $0.2 million, respectively, for travel services to various employees of the Company.

20.	Revision to Fiscal 2010 Year-End Consolidated Statement of Cash Flows

In preparing the consolidated financial statements for the thirteen weeks ended December 25, 2010, management identified that certain amounts previously disclosed within the Consolidated Statement of Cash Flows for the fiscal year ended September 25, 2010 required reclassification. These misstatements had no effect on the Company’s cash and cash equivalents. Specifically, the supplemental disclosure of fixed asset purchases included in accounts payable and not disbursed was overstated by approximately $8.2 million. This resulted in an $8.2 million understatement on the capital expenditures for fixed assets line and net cash used for investing activities category for fiscal 2010 and a corresponding understatement of the change in accounts payable line and an overstatement of net cash used in operating activities. The Company will make this immaterial correction when the fiscal 2010 financial statements are next issued.

21.	Pending Accounting Pronouncements

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

22.	Subsequent Event

On April 8, 2011, the Internal Revenue Service issued guidance providing a safe harbor election with respect to success-based fees paid in business combinations. This guidance allows the Company to deduct 70% of success-based fees incurred in taxable years ending on or after April 8, 2011, which is fiscal 2011 for the Company. On December 17, 2010, the Company completed the acquisition of LJVH Holdings, Inc. (“LJVH” and together with its subsidiaries, “Van Houtte”) and incurred approximately $5.7 million of success-based fees upon the completion of the business combination. This subsequent event provides additional evidence about conditions that existed at March 26, 2011, and as a result, the Company recognized approximately $2.2 million as an income tax benefit and discrete item for the thirteen weeks ended March 26, 2011.

The Company has performed an evaluation of subsequent events through May 3, 2011, which is the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the “Company”, “we”, “our”, or “us”). You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leader in the specialty coffee and coffee maker businesses. We roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified TM, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® portion packs, whole bean and ground coffee selections, as well as other specialty beverages including tea and cocoa also offered in K-Cup® portion packs. In addition, we manufacture and sell the Keurig® Single-Cup Brewing system for use with K-Cup® portion packs. K-Cup® portion pack brands that are packaged and sold by us include:

•	Barista PrimaTM

•	Bigelow®

•	Café Escapes®

•	Caribou Coffee®

•	Celestial Seasonings®

•	Coffee People®

•	Diedrich Coffee®

•	Donut House®

•	Emeril’s®

•	Gloria Jean’s®

•	Green Mountain Coffee®

•	Green Mountain NaturalsTM

•	Kahlua®

•	Newman’s Own® Organics

•	Timothy’s®

•	Tully’s®

•	revv®

•	Van Houtte®

•	Wolfgang Puck®

The Newman’s Own® Organics, Caribou Coffee®, Celestial Seasonings®, Kahlua®, Emeril’s®, Gloria Jean’s®, Bigelow® and Wolfgang Puck® brands are licensed to us for exclusive use in the Keurig® Single-Cup Brewing system. During the second quarter of fiscal 2011, we entered into agreements with Dunkin’Donuts and Starbucks Corporation to make each brand’s coffee and Starbucks’ Tazo® tea available in single-serve K-Cup® portion packs. In April 2011, we entered into an agreement with ConAgra Foods, Inc. to make Swiss Miss® Hot Cocoa available in K-Cup® portion packs.

Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single-cup specialty coffee. This growth has been driven by the wider availability of high-quality coffee, the emergence of upscale coffee shops throughout the country, and the general level of consumer knowledge of, and appreciation for, coffee quality and variety. The Company has been benefiting from this overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

Our growth strategy involves developing and managing marketing programs to drive Keurig Single-Cup brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® portion packs. As part of this strategy, we work to sell our At Home (“AH”) brewers at attractive price points in order to drive the sales of profitable K-Cup® portion packs. The fundamental nature of our business model, we believe, is that, over time, brewers will begin to contribute a smaller percentage of total revenue relative to K-Cup® portion packs leading to higher overall operating margins.

In recent years, the Company’s growth has been driven predominantly by the growth and adoption of the Keurig Single-Cup Brewing system which includes sales of K-Cup® portion packs and Keurig Single-Cup Brewers.

We periodically conduct consumer surveys to understand better our consumers’ preferences and behaviors. In recent Company surveys, we have learned that consumers prefer our Keurig Single-Cup Brewing Systems for three main reasons (which we see as our competitive advantages):

1.	Quality – expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2.	Convenience – The Keurig system prepares beverages in about 30 seconds at the touch of a button with no mess, no fuss.

3.	Choice – With more than 250 varieties of K-Cup® portion packs available for the system many consumers enjoy exploring and trying new brands. In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas and coffees, cocoa and other dairy-based beverages, in K-Cup® portion packs, including chai latte and mocha varieties.

We believe it’s the combination of these attributes that make the Keurig Single-Cup system so appealing to so many consumers.

The Company’s sales and earnings growth continues to be driven by consumer adoption of the Keurig Single-Cup Brewing system. We’re taking several steps to capitalize on that growth opportunity by focusing on continued adoption of our Keurig Single-Cup brewing systems and increasing consumer awareness of and interest in the convenience, quality and choice represented by the Keurig Single-Cup system. Along with growing recognition of the Keurig brand, we believe our partner brewer brands – Breville, Cuisinart and Mr. Coffee – offering Keurig-brewed technology will help drive incremental system awareness and adoption. Looking forward, we believe we have significant opportunity to increase the number of Keurig consumers.

We believe we can continue to grow sales by increasing customer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other opportunities.

For the second quarter of fiscal 2011, the Company’s net sales of $647.7 million represented growth of 101% over the second quarter of fiscal 2010 with 82% of our consolidated net sales attributed to the combination of K-Cup® portion pack, Keurig Single-Cup Brewer, related accessory and third party licensed royalty sales. Included in these results are the net sales from the Van Houtte acquisition, which contributed approximately $100.5 million to net sales, after eliminating the effect on consolidated net sales of K-Cup® portion pack sales to Keurig by Van Houtte and royalties recorded by Keurig from Van Houtte. The primary drivers of the increase in net sales were the 94% increase in total K-Cup® portion pack net sales which totaled $199.1 million, which includes Van Houtte, and the 86% increase in total Keurig Single-Cup Brewer and accessory net sales which totaled $53.8 million.

Management is focused on executing on the above stated growth strategy to drive Keurig Single-Cup Brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® portion packs. We believe the financial model should result in increasing overall income before tax margins as we leverage selling, general and administrative expense (“S,G&A”) resources on a higher sales base and in later years improve gross margins as K-Cup® portion packs increase as a percentage of the overall sales mix. For example, in the second quarter of fiscal 2011, S,G&A increased 82% to $123.2 million from $67.7 million in the second quarter of fiscal 2010 and, as a percentage of sales, S,G&A improved to 19% in the second quarter of fiscal 2011 from 21% in the second quarter of fiscal 2010.

Gross margin for the second quarter of fiscal 2011 was 37.5% of net sales as compared to 33.5% of net sales in the second quarter of fiscal 2010. The improvement in gross margin is attributed to the net effect of the price increase implemented during the first quarter of fiscal 2011 on all K-Cup® portion packs, which was partially offset by continually rising green coffee costs occurring during fiscal 2011. In addition, warranty expense and sales returns as a percentage of net sales for the second quarter of fiscal 2011, was lower than the prior year period as the prior year period incurred higher levels of warranty expense and sales returns related to a quality issue associated with certain brewer models produced primarily in late calendar 2009.

We continually monitor all costs including coffee as we review our pricing structure. Coffee continues to be important input cost but as our sales mix has shifted in recent years to heavier weighting of K-Cup® portion packs (where there is less coffee per package compared to traditional pounds of bagged or fractional packaged coffee), the significance of green coffee costs continues to decline. Cyclical swings in commodity markets are common and the most recent years have been especially volatile for the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange). The “C” price of coffee has been increasing consistently during fiscal 2011, and coffee prices are expected to remain volatile in the coming years. To help mitigate this volatility, we generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required. In September, 2010, the Company announced a price increase on K-Cup® portion packs beginning October 11, 2010. We anticipate potential lower unit volume in the future as a result of this price increase than we would have otherwise experienced keeping prices constant. We are currently in the process of implementing a further price increase for all package types in an attempt to offset the continuing rise in coffee costs as well as other commodity costs. We expect that the full benefit of this price increase will be realized during our fiscal fourth quarter of 2011.

The Company used its cash from operations to fund increases in working capital and capital expenditures to fund the growth of the business, and, in part, the recent acquisitions of Van Houtte, Diedrich and Timothy’s. In the second quarter of fiscal 2011, cash was used to fund capital expenditures of $51.6 million compared to $29.5 million in the second quarter of fiscal 2010. The increase in capital expenditures was primarily related to manufacturing infrastructure and packaging equipment for K-Cup® portion packs. We currently expect to invest approximately $275.0 million to $305.0 million in capital expenditures during fiscal 2011. We consistently analyze our short-term and long-term cash requirements to continue to grow the business. We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

2010 Restatement

As discussed in Note 2, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements, we have restated our financial statements and other information.

In this Quarterly Report on Form 10-Q, we are reporting net income of $24.1 million and $34.1 million for the thirteen and twenty-six weeks ended March 27, 2010, respectively, compared to $24.7 million and $37.2 million, respectively, that we reported in our Form 10-Q dated May 6, 2010. This decrease results from the restatement and errors of the same type that gave rise to the restatement as previously disclosed in our Annual Report on Form 10-K for the year ended September 25, 2010.

In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the fiscal years 2009, 2008, 2007 and 2006 and for the first three quarters of fiscal 2010.

Business Segments

The Company manages its operations through three operating segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“Keurig”) and the Canadian business unit (“CBU”). We evaluate performance primarily based on segment income before taxes. Expenses not specifically related to the SCBU, Keurig or CBU operating segments are recorded in the “Corporate” segment.

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

Keurig is a pioneer and leading manufacturer of gourmet single-cup brewing systems, and also targets its premium patented single-cup brewing systems for use both AH and AFH, mainly in North America. Keurig sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup® portion packs produced mainly by SCBU and CBU to retailers by principally processing its orders through fulfillment entities for the AH channels. Keurig sells AFH single-cup brewers to distributors for use in offices. Keurig also sells AH brewers, a limited number of AFH brewers and K-Cup® portion packs directly to consumers via its website, www.keurig.com.

CBU sources, produces and sells coffees in a variety of packaging formats, including K-Cup® portion packs, whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands. These varieties are sold primarily to wholesale channels, including supermarkets and retail, and through office coffee services to offices, convenience stores and restaurants mainly throughout Canada. CBU also manufactures brewing equipment and is responsible for all Company coffee brand sales in the grocery channel in Canada.

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

Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal expenses and compensation of the board of directors. In addition, corporate expenses include acquisition-related costs. Corporate assets include primarily cash, short-term investments, deferred tax assets, income tax receivable, notes receivable, deferred issuance costs and fixed assets.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU segment. Keurig related goodwill and intangibles are included in the Keurig segment. Goodwill and intangibles related to the Van Houtte acquisition are included in the CBU segment.

The Company analyzes its business on a segment basis, records net sales on a segment basis and eliminates intersegment sales as part of its financial consolidation. Intersegment sales primarily consist of the SCBU and CBU selling K-Cup® portion packs to Keurig, and Keurig sells single-cup brewers and records royalty income from K-Cup® portion packs when shipped by the SCBU and CBU.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with generally accepted accounting principles (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses. We refer to these performance measures as non-GAAP income before taxes, non-GAAP net income and non-GAAP diluted earnings per share. These non-GAAP measures exclude transaction expenses related to the Company’s acquisitions, legal and accounting expenses related to the SEC inquiry, the Company’s internal investigation and pending litigation, foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition, and non-cash related items such as amortization of identifiable intangibles, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because the Company’s management uses these non-GAAP measures in discussing and analyzing its results of operations and because it believes the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. For example, the Company excluded acquisition-related transaction expenses because these expense can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of the Company’s operating performance.

Management also uses the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company. These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures to analyze our performance would have material limitations because their calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. Management compensates for these limitations by presenting both the GAAP and non-GAAP measures of its results.

Acquisitions

On December 17, 2010, the Company acquired its Van Houtte business through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and a new $1.45 billion credit facility. The CBU consists of the operations of Van Houtte.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Twenty-six weeks ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
		(As Restated)		(As Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5%	66.5%	68.4%	69.5%

Gross profit	37.5%	33.5%	31.6%	30.5%

Selling and operating expenses	12.3%	13.4%	12.9%	14.5%
General and administrative expenses	6.7%	7.6%	7.0%	7.1%

Operating income	18.5%	12.5%	11.7%	8.9%

Other income (expense)	0.2%	0.0%	0.1%	0.0%
Loss on financial instruments, net	(0.9)%	0.0%	(1.0)%	(0.1)%
Gain on foreign currency, net	0.6%	0.0%	0.5%	0.0%
Interest expense	(2.6)%	(0.3)%	(1.9)%	(0.3)%

Income before income taxes	15.8%	12.2%	9.4%	8.5%

Income tax expense	(5.6)%	(4.7)%	(3.8)%	(3.4)%

Net Income	10.2%	7.5%	5.6%	5.1%

Less: Net income attributable to noncontrolling interests	(0.1)%	0.0%	0.0%	0.0%

Net income attributable to GMCR	10.1%	7.5%	5.6%	5.1%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below (in millions):

	Net sales (in millions)		Net sales (in millions)
	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010
		(As Restated)		(As Restated)
SCBU	$253.3	$155.2	$472.7	$288.3
Keurig	284.0	166.8	629.1	378.8
CBU	110.4	—	120.0	—
Corporate	—	—	—	—

Total Company	$647.7	$322.0	$1,221.8	$667.1

	Income before taxes (in millions)		Income before taxes (in millions)
	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010	Twenty-six weeks ended March 26, 2011	Twenty-six weeks ended March 27, 2010
		(As Restated)		(As Restated)
SCBU	$82.9	$31.5	$142.6	$59.1
Keurig	53.9	21.1	51.9	27.0
CBU	3.5	—	2.4	—
Corporate	(21.6)	(10.9)	(57.6)	(22.0)
Inter-company eliminations	(16.6)	(2.5)	(24.6)	(7.1)

Total Company	$102.1	$39.2	$114.7	$57.0

Thirteen weeks ended March 26, 2011 versus thirteen weeks ended March 27, 2010

Revenue

Company Summary

Net sales for the second quarter of fiscal 2011 increased 101% to $647.7 million, up from $322.0 million reported in the second quarter of fiscal 2010 (“the prior year period”). Included in these results are the net sales from the Van Houtte acquisition, which contributed approximately $100.5 million to net sales, after eliminating the effect on consolidated net sales of K-Cup® portion pack sales to Keurig by Van Houtte and royalties recorded by Keurig from Van Houtte. The primary drivers of the increase in the Company’s net sales were the 94%, or $199.1 million, increase in total K-Cup® portion pack net sales, which includes Van Houtte, and the 86%, or $53.8 million, increase in Keurig® Single-Cup Brewer and accessories sales. Approximately 82% of net sales this past quarter were from the Keurig Single-Cup Brewing system and its recurring K-Cup® portion pack revenue with total K-Cup® portion pack net sales of $411.8 million and total Keurig brewer and accessory net sales of $116.2 million.

In September 2010, the Company announced a price increase on all K-Cup® portion packs effective October 11, 2010. In the second quarter of fiscal 2011, the price increase improved net sales by approximately 10.3% over what net sales would have been if calculated based on the pricing for K-Cup® portion packs in effect during the prior year period.

SCBU

SCBU segment net sales increased by $98.1 million or 63%, to $253.3 million in the second quarter of fiscal 2011 as compared to $155.2 million in the prior year period with the primary driver being the continued growth in K-Cup® net sales.

Keurig

Keurig segment net sales increased by $117.2 million, or 70%, to $284.0 million in the second quarter of fiscal 2011 as compared to $166.8 million reported in the prior year period. The increase in Keurig segment net sales was due to a 87%, or $51.1 million, increase in single-cup brewer and accessories sales and a 70%, or $71.0 million, increase in K-Cup® sales to retailers and consumers.

CBU

The Van Houtte acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended March 26, 2011, CBU segment net sales were $110.4 million.

Gross Profit

Company gross profit for the second quarter of fiscal 2011 totaled $242.9 million, or 37.5% of net sales, as compared to $107.9 million, or 33.5% of net sales, in the prior year period. The improvement in gross margin is attributed to the net effect of the price increase implemented during the first quarter of fiscal 2011 on all K-Cup portion packs, which was partially offset by continually rising green coffee costs occurring during fiscal 2011. In addition, warranty expense and sales returns as a percentage of consolidated net sales for the second quarter of fiscal 2011, was lower than the prior year period as the prior year period incurred higher levels of warranty expense and sales returns related to a quality issue associated with certain brewer models produced primarily in late calendar 2009.

Selling, General and Administrative Expenses

Company selling, general and administrative expenses (“S,G&A”) increased 82% to $123.2 million in the second quarter of fiscal 2011 from $67.7 million in the prior-year period. The increase was primarily attributed to SG&A incurred in the CBU segment, as a result of the Van Houtte acquisition. As a percentage of sales, S,G&A improved to 19% in the second quarter of fiscal 2011 from 21.0% in the prior year period. Second quarter 2011 general and administrative expenses included approximately $1.9 million of transaction-related expenses for the Van Houtte acquisition, $0.4 million of legal and accounting expenses associated with the SEC inquiry and pending litigation, as well as $11.7 million in amortization of identifiable intangibles related to the Company’s acquisitions, as compared to $4.8 million of transaction-related expenses for the Diedrich acquisition and $3.1 million of amortization of identifiable intangibles in the prior year period.

Gain (Loss) on Financial Instruments

The Company incurred $6.0 million in net losses on financial instruments not designated as hedges for accounting purposes during the second quarter of fiscal 2011. The net loss was primarily due to a $5.2 million fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note receivable denominated in Canadian currency.

Foreign Currency Exchange Gain (Loss), Net

The Company has certain assets and liabilities that are denominated in Canadian currency. During the second quarter of fiscal 2011 we incurred a net foreign currency gain of approximately $4.0 million primarily related to re-measurement of these assets and liabilities.

Interest Expense

Company interest expense was $16.7 million in the second quarter of fiscal 2011, as compared to $0.8 million in the prior year period due primarily to an increase in outstanding borrowings incurred in connection with the Van Houtte acquisition.

Income Taxes

The effective income tax rate for the Company was 35.5% for the second quarter of fiscal 2011, as compared to the Company’s annual estimated tax rate of 38.4%. The difference was primarily due to earnings from our Canadian operations being taxed at a lower rate than earnings from our U.S. operations and the safe harbor deduction for 70% of success-based acquisition fees we paid in the Van Houtte acquisition, which resulted in approximately $2.2 million of income tax benefit.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Company net income in the second quarter of fiscal 2011 increased 172% to $65.4 million, as compared to $24.1 million in the prior year period. Non-GAAP net income for the thirteen weeks ended March 26, 2011, when excluding transaction-related expenses, amortization of identifiable intangibles related to the Company’s acquisitions and legal and accounting expenses related to the SEC inquiry and pending litigation in the quarter, increased 147% to $71.5 million from $29.0 million non-GAAP net income in the prior year period which excludes transaction-related expenses for the Diedrich acquisition and amortization of identifiable intangibles related to the Company’s acquisitions.

Company diluted EPS was $0.44 in the second quarter of fiscal 2011, as compared to $0.17 per share in the prior year period. Non-GAAP diluted EPS was $0.48 in the second quarter of fiscal 2011, as compared to $0.21 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended March 26, 2011 and March 27, 2010 (in thousands):

	Thirteen weeks ended March 26, 2011	Thirteen weeks ended March 27, 2010
Net income	$65,372	$24,055
After tax:
Acquisition-related expenses (1)	(1,858)	2,886
SEC inquiry (2)	249	—
Amortization of identifiable intangibles (3)	7,763	1,998

Non-GAAP net income	$71,526	$28,939

Diluted income per share	$0.44	$0.17
After tax:
Acquisition-related expenses (1)	$(0.01)	$0.02
SEC inquiry (2)	$0.00	$—
Amortization of identifiable intangibles (3)	$0.05	$0.01

Non-GAAP net income per share	$0.48	$0.21	*

*	Does not add due to rounding.
(1)	Represents direct acquisition-related expenses of $1.9 million ($1.2 million after-tax) and $4.8 million ($2.9 million after-tax) for the second quarter of fiscal 2011 and fiscal 2010, respectively. In the second quarter of fiscal 2011, the Company recognized a tax benefit of $3.0 million related to the reversal of certain nondeductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 that are now deemed deductible in accordance with recently enacted tax regulations. This tax benefit was reversed for purposes of this non-GAAP table.
(2)	Represents legal and accounting expenses, net of tax, related to the SEC inquiry and pending litigation classified as general and administrative.
(3)	Represents the amortization of intangibles, net of tax, related to the Company’s acquisitions classified as general and administrative expense.

Twenty-six weeks ended March 26, 2011 versus twenty-six weeks ended March 27, 2010

Revenue

Company Summary

Net sales for the twenty-six weeks ended March 26, 2011 increased 83% to $1.2 billion, up from $667.1 million reported for the twenty-six weeks ended March 27, 2010 (“the prior YTD period”). Included in these results are the net sales from the Van Houtte acquisition, which contributed approximately $109.3 million, after eliminating the effect on consolidated net sales of K-Cup® portion pack sales to Keurig by Van Houtte and royalties recorded by Keurig from Van Houtte. The two primary drivers of the increase in the Company’s net sales were the 92%, or $355.8 million, increase in total K-Cup® portion pack net sales, which includes Van Houtte, and the 67%, or $122.4 million, increase in Keurig® Single-Cup Brewer and accessories sales. Approximately 86% of net sales for the 2011 YTD period were from the sales of Keurig Single-Cup Brewing systems and its recurring K-Cup® portion pack revenue with total K-Cup® portion pack net sales of $744.7 million and total Keurig brewer and accessory net sales of $304.2 million.

In September 2010, the Company announced a price increase on all K-Cup® portion packs effective October 11, 2010. In the twenty-six weeks ended March 26, 2011, the price increase improved net sales by approximately 6.6% over what net sales would have been if calculated based on the pricing for K-Cup® portion packs in effect during the prior YTD period.

SCBU

SCBU segment net sales increased by $184.4 million or 64%, to $472.7 million in the 2011 YTD period as compared to $288.3 million in the prior YTD period. The primary driver of the increase in SCBU’s net sales was an increase in K-Cup® portion pack sales.

Keurig

Keurig segment net sales increased by $250.3 million, or 66%, to $629.1 million in the second quarter of fiscal 2011 as compared to $378.8 million reported in the prior YTD period. The increase in Keurig segment net sales was primarily due to higher K-Cup® sales to retailers and consumers of approximately $139.4 million which increased 73% over the prior YTD period as well as an increase in single-cup brewer and accessories sales of approximately $116.9 million or 68% over the prior YTD period.

CBU

The Van Houtte acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the twenty-six weeks ended March 26, 2011, CBU segment net sales were $120.0 million.

Gross Profit

Company gross profit for the 2011 YTD period totaled $386.5 million, or 31.6% of net sales, as compared to $203.4 million, or 30.5% of net sales, in the prior YTD period. The improvement in gross margin is primarily attributed to the net effect of the price increase implemented during the first quarter of fiscal 2011 on all K-Cup portion packs, which was partially offset by continually rising green coffee costs occurring during fiscal 2011.

Selling, General and Administrative Expenses

Company S,G&A increased 69% to $243.6 million in the twenty-six weeks ended March 26, 2011 from $144.3 million in the prior YTD period. The increase was attributed to approximately $40.0 million of SG&A incurred in the CBU segment, as a result of the Van Houtte acquisition;

an increase in promotional activities for the Keurig Single-Cup Brewing system during the 2010 holiday season of approximately $24.0 million; and approximately $6.4 million of legal and accounting expenses associated with the SEC inquiry, the Company’s internal investigation and pending litigation. In addition, the Company incurred approximately $10.6 million in transaction-related expenses for the Van Houtte acquisition and $17.8 million of amortization of identifiable intangibles in the 2011 YTD period, as compared to $9.9 million for transaction-related expenses for the Diedrich and Timothy’s acquisitions and $5.2 million of amortization of identifiable intangibles for the prior YTD period. As a percentage of sales, S,G&A improved to 19.9% in the twenty-six weeks ended March 26, 2011 from 21.6% in the prior year period.

Gain (Loss) on Financial Instruments

The Company incurred $12.3 million in net losses on financial instruments not designated as hedges for accounting purposes during the twenty-six weeks ended March 26, 2011. The loss was primarily due to a $8.8 million fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note receivable denominated in Canadian currency. In addition, the Company incurred net losses of approximately $3.2 million on derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition.

Foreign Currency Exchange Gain (Loss), Net

The Company has certain assets and liabilities that are denominated in Canadian currency. During the twenty-six weeks ended March 26, 2011, we incurred a net foreign currency gain of approximately $5.6 million primarily related to re-measurement of these assets and liabilities.

Interest Expense

Company interest expense was $22.7 million for the 2011 YTD period, as compared to $1.9 million in the prior YTD period due primarily to an increase in outstanding borrowings related to the Van Houtte acquisition combined with the write-off of approximately $2.6 million of deferred financing fees associated with our former credit facility.

Income Taxes

The effective income tax rate for the Company was 40.5% in the 2011 YTD period, as compared to the Company’s annual estimated tax rate of 38.4%. The difference is attributed to the recognition of the non-deductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 for the Van Houtte acquisition which closed during the Company’s first quarter of fiscal 2011, offset with earnings from our Canadian operations being taxed at a lower rate than earnings from our U.S. operations. In addition, the Company recognized approximately $2.2 million of income tax benefit in the second quarter of fiscal 2011 related to success-based acquisition fees we paid in the Van Houtte acquisition.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Company net income in the 2011 YTD period increased 99% to $67.8 million, as compared to $34.1 million in the prior year period. Non-GAAP net income for the 2011 YTD period, when excluding transaction-related expenses including write-off of deferred financing expenses as part of the new debt financing, amortization of identifiable intangibles related to the Company’s acquisitions, foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition, and legal and accounting expenses related to the SEC inquiry, the Company’s internal investigation and pending litigation in the quarter, increased 122% to $97.9 million from $44.2 million non-GAAP net income in the prior YTD period which excludes transaction-related expenses for the Diedrich and Timothy’s acquisitions. and amortization of identifiable intangibles related to the Company’s acquisitions.

Diluted weighted average shares outstanding increased 7.1% primarily due to the issuance of approximately 8.6 million shares of common stock to Luigi Lavazza S.p.A on September 28, 2010.

Company diluted EPS was $0.46 in the 2011 YTD period , as compared to $0.25 per share in the prior YTD period. Non-GAAP diluted EPS was $0.66 in the 2011 YTD period, as compared to $0.32 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the twenty-six weeks ended March 26, 2011 and March 27, 2010 (in thousands):

	Twenty-six weeks ended March 26, 2011		Twenty-six weeks ended March 27, 2010
Net income	$67,784		$34,115
After tax:
Acquisition-related expenses (1)	14,524		6,681
SEC inquiry (2)	3,929		—
Amortization of identifiable intangibles (3)	11,655		3,361

Non-GAAP net income	$97,892		$44,157

Diluted income per share	$0.46		$0.25
After tax:
Acquisition-related expenses (1)	$0.10		$0.05
SEC inquiry (2)	$0.03		$—
Amortization of identifiable intangibles (3)	$0.08		$0.02

Non-GAAP net income per share	$0.66	*	$0.32

*	Does not add due to rounding.
(1)	Represents direct acquisition-related expenses of $10.6 million ($9.8 million after-tax) and $9.9 million ($6.7 million after-tax) for the 2011 YTD period and the prior YTD period, respectively; and for the 2011 YTD period, the write-off of deferred financing expenses as part of the new debt financing of $2.6 million ($1.6 million after-tax) and the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition of $5.3 million ($4.0 million after-tax). In the 2011 YTD period, the Company recognized a $2.1 million tax expense related to the reversal of nondeductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 and a $3.0 million tax benefit related to the reversal of certain nondeductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 that are now deemed deductible in accordance with recently enacted tax regulations. This combined tax affect was reversed for purposes of this non-GAAP table.
(2)	Represents legal and accounting expenses related to the SEC inquiry, the Company’s internal investigation and pending litigation classified as general and administrative.
(3)	Represents the amortization of intangibles related to the Company’s acquisitions classified as general and administrative expense.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs and capital expenditures from operations, borrowings under our credit facility and equity offerings. At March 26, 2011, we had $1.1 billion in debt outstanding under our credit facility, $33.7 million in cash and cash equivalents and $355.4 million of working capital. At September 25, 2010, we had $354.5 million in debt outstanding, $4.4 million in cash and cash equivalents and $257.2 million of working capital. The increase in debt, cash and cash equivalents and working capital at March 26, 2011 as compared to September 25, 2010 was primarily attributable to additional borrowings used to finance the acquisition of Van Houtte for $907.8 million, net of cash acquired.

Operating Activities:

Net cash provided by operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, deferred taxes and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities during the twenty-six weeks ended March 26, 2011 was $125.3 million as compared to $65.3 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to the increase in net income after adding back non-cash depreciation and amortization.

Investing Activities:

Investing activities primarily include acquisitions of businesses along with expenditures for equipment.

Cash flows used in investing activities for the twenty-six weeks ended March 26, 2011 included $907.8 million used in the acquisition of Van Houtte. Capital expenditures were $99.0 million in the 2011 YTD period as compared to $53.2 million for the same period last year. The increase in capital expenditures was primarily related to manufacturing and information technology infrastructure. We currently expect to invest approximately $275 million to $305 million in capital expenditures during the remainder of fiscal 2011.

Financing Activities:

Cash provided by financing activities for the twenty-six weeks ended March 26, 2011 totaled $915.8 million that included term loan borrowings under our new credit facility totaling $794.5 million along with net borrowings under our new credit facility revolver of $257.9 million. Repaid borrowings principally related to our old credit facility totaled $354.8 million. In connection with our new credit facility we incurred $41.6 million in direct financing fees. We received $249.5 million, net of transaction related expenses, from the issuance of 8,566,649 shares of common stock to Lavazza and $4.8 million from the exercise of employee stock options. In addition, cash flows from operating and financing activities included a $5.8 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options. As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable, however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

We maintain a senior secured Credit Agreement (“Credit Agreement”) with Bank of America, N.A. and other lenders consisting of (i) a $450.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, (iii) a $250.0 million term loan A facility, and (iv) a $550.0 million term loan B facility. The $550.0 million term loan B facility contained a 1% original issue discount netting proceeds to the Company of $544.5 million. At March 26, 2011, $250.0 million and $550.0 million was outstanding under term loans A and B, respectively and $263.4 million was outstanding under the revolver with $382.2 million available for borrowing.

Term loans A and B require quarterly principal repayments and have maturities of December 2015 and December 2016, respectively. The revolving credit facilities mature in December 2015. The term loans and revolving credit facilities bear interest at a rate equal to Libor or prime, plus a margin. The applicable margin with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 1.0% to 2.5% for prime rate loans and 2.0% to 3.5% for Libor rate loans, based upon the Company’s leverage ratio. The applicable margin with respect to the term loan B is a percentage per annum equal to 3.0% for prime rate loans and 4.0% for Libor rate loans. With respect to the term loan B, the Libor rate is deemed not to be less than 1.50% per annum. The average effective interest rate at March 26, 2011 was 5.6%, up from 2.7% at September 25, 2010, excluding the amortization of deferred financing charges.

The Credit Agreement is secured by substantially all assets of the Company and its domestic wholly-owned material subsidiaries. The Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; merger and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Credit Agreement requires us to comply, on a quarterly basis, with a consolidated leverage ratio, a consolidated interest coverage ratio and a capital expenditures covenant. We were in compliance with these covenants at March 26, 2011. In addition, the Credit Agreement contains certain mandatory prepayment requirements, including a percentage of annual excess cash flow, and customary events of default.

The Company is party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under the Credit Agreement to a fixed rate versus the 30-day Libor rate. The total notional amounts of these swaps at March 26, 2011, and September 25, 2010, was $233.0 million and $79.8 million, respectively. In addition, the Company has entered into an interest rate cap to limit the interest rate exposure of $167.0 million in variable-rate borrowings.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At March 26, 2011 and September 25, 2010, we estimate we would have paid $4.2 million and $2.7 million (gross of tax), respectively, if we terminated the agreements. At March 26, 2011, the fair value of the interest rate cap was $0.3 million. We designate the swap agreements and interest rate cap as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).

For the thirteen weeks ended March 26, 2011 and March 27, 2010, the Company paid approximately $0.8 million and $0.6 million, respectively, in additional interest expense pursuant to swap agreements. For the twenty-six weeks ended March 26, 2011 and March 27, 2010, the Company paid approximately $1.3 million and $1.3 million, respectively, in additional interest expense pursuant to swap agreements.

We believe that our cash flows from operating activities, existing cash and our credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next 12 months. We continuously evaluate our capital requirements and access to capital. We may opt to raise additional capital through equity and/or debt financing, including through the equity offering announced on May 3, 2011, to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

Fiscal Year	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
2011	$7,744	$8,257	$434,529	$450,530
2012	11,913	14,587	168,874	$195,374
2013	15,051	10,583	6,959	$32,593
2014	21,298	9,075	1,575	$31,948
2015	27,514	8,170	1,875	$37,559
Thereafter	981,478	9,989	3,675	$995,142

Total	$1,064,998	$60,661	$617,487	$1,743,146

(1)	Long-Term Debt includes capital lease obligations.

In addition, we have $16.6 million in unrecognized tax benefits primarily as the result of recent acquisitions.

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

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating the Company’s acquisitions, the Company’s success in introducing and producing new product offerings, the ability of lenders to honor their commitments under the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, Keurig’s ability to continue to grow and build profits with its roaster partners in the At Home and Away from Home businesses, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, the impact of the inquiry initiated by the SEC and any related litigation or additional governmental investigative or enforcement proceedings, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this filing. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly filings.

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

	Expected maturity date
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	$7,250	$11,750	$13,125	$5,500	$5,500	$787,231	$830,356
Average interest rate	5.5%	5.4%	5.4%	5.4%	5.4%	5.6%	5.6%
Fixed rate (in thousands)	$494	$163	$1,926	$15,798	$22,014	$194,247	$234,642
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

At March 26, 2011, we had $830.4 million outstanding under our Credit Agreement subject to variable interest rates. Should interest rates (Libor and Prime rates) increase by 100 basis points, we would incur additional interest expense of $8.3 million annually. As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements. On March 26, 2011, the effect of our interest rate swap agreements was to limit the interest rate exposure on $233.0 million of the outstanding balance of the Credit Agreement to a fixed rate versus the 30-day Libor rate. In addition, we have entered into an interest rate cap to limit the interest rate exposure of $167.0 million in variable-rate borrowings.

Commodity price risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “C” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace. At March 26, 2011, the Company had approximately $294.3 million in green coffee purchase commitments, of which approximately 77.5% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales. At March 26, 2011, we held outstanding futures contracts covering 2,175,000 pounds of coffee with a fair market value of $83,000, gross of tax. The Company had no outstanding coffee futures contracts at September 25, 2010.

We are exposed to approximately $66.2 million in un-hedged green coffee purchase commitments that do not have a fixed price. A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments by approximately $6.6 million.

Foreign currency exchange rate risk

We have operations in Canada. Our Canadian business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We also source our green coffee, components of our brewers and manufacturing of our brewers from countries outside the United States; however, most of our green coffee and brewer purchases are transacted in the United States dollar.

The majority of the transactions conducted by our CBU are in the Canadian dollar. As a result, our revenues are adversely affected when the United States dollar strengthens against the Canadian dollar and are positively affected when the United States dollar weakens. Conversely, our expenses are positively affected when the United States dollar strengthens against the Canadian dollar and adversely affected when the United States dollar weakens.

As described in Note 12, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, from time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures. More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars. These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes. As a result, the changes in fair value are recognized in the Gain (loss) on financial instruments, net line in the Consolidated Statements of Operations. We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.

At March 26, 2011, we had a 5-year cross-currency swap of CDN $150.0 million that was not designated as a hedging instrument for accounting purposes, which largely offset the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. The cross-currency swap is amortized over 5 years matching the amortization of the repayment on the note receivable. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the US dollar value of the Canadian dollar inter-company note. We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars, are largely offset by increases or decreases associated with our alternative currency revolving credit facility that is also denominated in Canadian dollars.

The market risk associated with the foreign exchange contracts resulting from currency exchange rate movements is expected to mitigate the market risk of the underlying obligation being hedged. Our net un-hedged assets denominated in a currency other than the functional currency were approximately $12.0 million at March 26, 2011. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets by approximately $1.2 million with a corresponding charge to operations. In addition, at March 26, 2011 our net investment in our Canadian subsidiaries was approximately $506.7 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our Canadian subsidiaries by approximately $50.7 million with a corresponding charge to other comprehensive income.

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

The Company’s management has been actively engaged in the implementation of remediation efforts to address the material weaknesses. For a complete description of management’s remediation plan, see Part I–Item 9A–Controls and Procedures in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 26, 2011. Based on that evaluation and the material weaknesses referenced above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 26, 2011.

Progress on Plan for Remediation

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses related to the Company’s financial statement consolidation process and the Company’s accruals related to marketing and customer incentive programs, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management believes that these material weaknesses arose due to the Company’s rapid growth, both organically and through acquisitions, outpacing the development of the Company’s accounting infrastructure. During the first and second quarter of fiscal 2011, the following changes to our internal control over financial reporting were made to address the material weaknesses:

•

Management has performed a review of the processes and procedures used in the Company’s intercompany accounting, and has implemented changes to the intercompany sales and profit elimination processes, including:

•	introducing a systemic tracking of intercompany sales in the general ledger using specific department codes to identify intercompany sales; and

•

implementing a consistent process for the calculation of intercompany profit margin on brewers and K-Cup® portion packs, which includes reconciliation to the general ledger to ensure completeness of the margin elimination and consistent valuation of brewers and K-Cup® portion packs in ending inventories.

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

•

In the second quarter of fiscal 2011 the Company implemented a mandatory training program for all accounting and finance personnel that requires an established number of training hours annually so they remain current with accounting rules, regulations and trends.

•

In the second quarter of fiscal 2011 management began a thorough review of the Company’s finance and accounting departments to ensure that the areas of responsibilities are properly matched to the staff competencies. Management has identified the need for 5 key management, financial reporting and control and policy positions for which they are now actively recruiting.

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

Remediation of the material weaknesses continues to be a top priority for management and we will continue to further evaluate opportunities for improvement and work diligently to improve our internal controls over financial reporting. As of the end of the fiscal quarter ended March 26, 2011, management had not yet completed its full remediation efforts and any remediation actions put in place must be effective over a period of time, fully documented and tested.

Changes in Internal Control Over Financial Reporting

As a result of the remediation efforts noted above, there were changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 26, 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

On October 1, 2010, Keurig filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig brewers. The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938). Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages. On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case. The court denied that request so those issues will be resolved in due course during the litigation.

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

The consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011. Briefing on the motions to dismiss has not yet been completed.

The stockholder derivative actions consist of the following: a consolidated action captioned Himmel v. Robert P. Stiller, et al., Civ. No. 2:10-cv-00233, pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III; and M. Elizabeth Dickenson v. Robert P. Stiller, et al., Civ. No. 818-11-10, pending in the Superior Court of the State of Vermont for Washington County. The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers and are premised on the same allegations asserted in the putative securities class action complaints described above. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating the two federal actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action. In the state action, on February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action.

The Company and the other defendants intend to vigorously defend the pending lawsuits. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2010 Form 10-K.

Item 5.	Other Information

On May 2, 2011, the Company received a comment letter from the staff of the SEC requesting the Company to provide further detail regarding certain of the pro forma adjustments made in its presentation of its unaudited pro forma condensed combined statement of operations that illustrated the effects of its acquisitions of Van Houtte, Diedrich and Timothy’s. The unaudited pro forma condensed combined statement of operations information was included in the Company’s amendment to its Current Report on Form 8-K filed on December 17, 2010. Specifically, the staff of the SEC requested further details regarding the adjustments related to acquisition-related expenses and stock compensation expense in Note G, losses on derivatives in Note H and merger-related expenses in Note K. The Company intends to provide the requested additional information to the staff of the SEC in a timely manner.

Item 6. Exhibits

(a) Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE
ROASTERS, INC.

Date:	05/03/2011	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date:	05/03/2011	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer