Form 10-Q
period 2011-06-25
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2011-08-03
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 25, 2011

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

As of July 27, 2011, 153,092,273 shares of common stock of the registrant were outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	June 25, 2011	September 25, 2010
Assets
Current assets:
Cash and cash equivalents	$76,138	$4,401
Restricted cash and cash equivalents	30,651	355
Receivables, less uncollectible accounts and return allowances of $20,432 and $14,056 at June 25, 2011 and
September 25, 2010, respectively	229,420	172,200
Inventories	417,496	262,478
Income taxes receivable	10,736	5,350
Other current assets	25,068	23,488
Current deferred income taxes, net	27,186	26,997
Current assets held for sale	28,303	—

Total current assets	844,998	495,269

Fixed assets, net	499,076	258,923
Intangibles, net	555,416	220,005
Goodwill	806,613	386,416
Other long-term assets	49,137	9,961
Long-term assets held for sale	119,182	—

Total assets	$2,874,422	$1,370,574

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,238	$19,009
Accounts payable	209,572	139,220
Accrued compensation costs	40,095	24,236
Accrued expenses	76,895	49,279
Income tax payable	2,924	1,934
Current deferred income taxes, net	1,888	—
Other short-term liabilities	39,601	4,377
Current liabilities related to assets held for sale	19,493	—

Total current liabilities	395,706	238,055

Long-term debt	416,676	335,504
Long-term deferred income taxes, net	195,879	92,579
Other long-term liabilities	27,729	5,191
Long-term liabilities related to assets held for sale	1,039	—

Commitments and contingencies

Redeemable noncontrolling interests	20,747	—

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 200,000,000 shares; Issued and outstanding - 153,044,445 and 132,823,585 shares at June 25, 2011 and September 25, 2010, respectively	15,304	13,282
Additional paid-in capital	1,456,662	473,749
Retained earnings	337,000	213,844
Accumulated other comprehensive income (loss)	7,680	(1,630)

Total stockholders’ equity	$1,816,646	$699,245

Total liabilities and stockholders’ equity	$2,874,422	$1,370,574

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010 (As Restated)
Net sales	$717,210	$316,583
Cost of sales	453,130	207,698

Gross profit	264,080	108,885

Selling and operating expenses	95,512	45,687
General and administrative expenses	49,258	25,267

Operating income	119,310	37,931

Other income (expense), net	(233)	27
Gain on financial instruments, net	482	—
Loss on foreign currency, net	(981)	—
Interest expense	(29,830)	(1,495)

Income before income taxes	88,748	36,463

Income tax expense	(31,778)	(18,063)

Net Income	56,970	18,400

Net income attributable to noncontrolling interests	622	—

Net income attributable to GMCR	$56,348	$18,400

Basic income per share:
Basic weighted average shares outstanding	147,663,350	131,677,459
Net income per common share - basic	$0.38	$0.14

Diluted income per share:
Diluted weighted average shares outstanding	153,344,389	137,898,253
Net income per common share - diluted	$0.37	$0.13

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010 (As Restated)
Net sales	$1,939,016	$983,688
Cost of sales	1,288,481	671,376

Gross profit	650,535	312,312

Selling and operating expenses	253,546	142,313
General and administrative expenses	134,788	72,903

Operating income	262,201	97,096

Other income (expense), net	933	137
Loss on financial instruments, net	(11,819)	(354)
Gain on foreign currency, net	4,643	—
Interest expense	(52,560)	(3,376)

Income before income taxes	203,398	93,503

Income tax expense	(78,171)	(40,988)

Net Income	125,227	52,515

Net income attributable to noncontrolling interests	1,095	—

Net income attributable to GMCR	$124,132	$52,515

Basic income per share:
Basic weighted average shares outstanding	143,606,691	131,303,879
Net income per common share - basic	$0.86	$0.40

Diluted income per share:
Diluted weighted average shares outstanding	149,357,480	137,681,766
Net income per common share - diluted	$0.83	$0.38

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended		Thirty-nine weeks ended
		June 26, 2010		June 26, 2010
	June 25, 2011	(As Restated)	June 25, 2011	(As Restated)
Net income	$56,970	$18,400	$125,227	$52,515
Other comprehensive income, net of tax:
Deferred (loss) gain on derivatives designated as cash flow hedges	(2,562)	7	(3,601)	482
Loss (gain) on derivatives designated as cash flow hedges reclassified to net income	234	—	234	(112)
Foreign currency translation adjustment	(2,953)	—	12,937	—

Other comprehensive income (loss)	(5,281)	7	9,570	370

Total comprehensive income	51,689	18,407	134,797	52,885
Total comprehensive income attributable to redeemable noncontrolling interests	561	—	1,355	—

Total comprehensive income attributable to GMCR	$51,128	$18,407	$133,442	$52,885

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Redeemable Noncontrolling Interests And Stockholders’ Equity

For the Period Ended June 25, 2011 (Dollars in thousands)

	Equity Attributable			Additional		Accumulated other	Total
	to Redeemable	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Noncontrolling Interests	Shares	Amount	capital	earnings	income (loss)	Equity
Balance at September 25, 2010	$—	132,823,585	$13,282	$473,749	$213,844	$(1,630)	$699,245
Sale of common stock	—	9,174,991	918	290,178	—	—	291,096
Options exercised	—	1,472,433	147	6,425	—	—	6,572
Issuance of common stock under employee stock purchase plan	—	93,892	9	2,996	—	—	3,005
Issuance of common stock for public equity offering	—	9,479,544	948	646,415	—	—	647,363
Stock compensation expense	—	—	—	7,520	—	—	7,520
Tax benefit from exercise of options	—	—	—	29,213	—	—	29,213
Deferred compensation expense	—	—	—	166	—	—	166
Purchase noncontrolling interests	19,118	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	976	—	—	—	(976)	—	(976)
Cash distributions	(702)	—	—	—	—	—	—
Other comprehensive income, net of tax	260	—	—	—	—	9,310	9,310
Net income	1,095	—	—	—	124,132	—	124,132

Balance at June 25, 2011	$20,747	153,044,445	$15,304	$1,456,662	$337,000	$7,680	$1,816,646

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
		(As Restated)
Cash flows from operating activities:
Net income	$125,227	$52,515

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,176	20,379
Amortization of intangibles	29,587	9,497
Amortization of deferred financing fees	4,643	—
Loss on extinguishment of debt	19,732	—
Unrealized gain on foreign currency	(4,956)	—
Loss on disposal of fixed assets	421	522
Provision for doubtful accounts	2,315	372
Provision for sales returns	48,755	26,291
Unrealized loss (gain) on financial instruments, net	7,671	(188)
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	38	25
Excess tax benefits from equity-based compensation plans	(29,175)	(5,626)
Deferred income taxes	3,343	49
Deferred compensation and stock compensation	7,686	6,061
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(58,229)	(44,769)
Inventories	(118,113)	(31,356)
Income tax receivable (payable), net	25,533	(1,068)
Other current assets	2,371	(4,896)
Other long-term assets, net	(11,552)	421
Accounts payable	49,134	21,544
Accrued compensation costs	(1,106)	(3,851)
Accrued expenses	12,054	12,119
Other short-term liabilities	(2,388)	—
Other long-term liabilities	11,541	—

Net cash provided by operating activities	174,708	58,041

Cash flows from investing activities:
Change in restricted cash	98	(660)
Proceeds from sale of short-term investments	—	50,000
Proceeds from notes receivable	449	1,788
Acquisition of Timothy’s Coffee of the World Inc.	—	(154,208)
Acquisition of Diedrich Coffee, Inc., net of cash acquired	—	(305,261)
Acquisition of LJVH Holdings, Inc. (Van Houtte), net of cash acquired	(907,835)	—
Capital expenditures for fixed assets	(175,474)	(84,386)
Proceeds from disposal of fixed assets	850	253
Other investing activities	(158)	—

Net cash used in investing activities	(1,082,070)	(492,474)

Cash flows from financing activities:
Net change in revolving line of credit	165,835	57,001
Proceeds from issuance of common stock under compensation plans	9,577	4,127
Proceeds from issuance of common stock for private placement	291,096	—
Proceeds from issuance of common stock in public equity offering	673,048	—
Financing costs in connection with public equity offering	(25,685)	—
Dividends paid to redeemable noncontrolling interests shareholders	(702)	—
Excess tax benefits from equity-based compensation plans	29,175	5,626
Capital lease obligations	(7)	(42)
Proceeds from borrowings of long-term debt	796,375	140,000
Deferred financing fees	(45,821)	(1,359)
Repayment of long-term debt	(906,708)	(3,750)

Net cash provided by financing activities	986,183	201,603

Change in cash balances included in short-term assets held for sale	(8,248)	—
Effect of exchange rate changes on cash and cash equivalents	1,164	—

Net increase (decrease) in cash and cash equivalents	71,737	(232,830)
Cash and cash equivalents at beginning of period	4,401	241,811

Cash and cash equivalents at end of period	$76,138	$8,981

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$26,970	$12,549

Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$—	$1,533

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Results from operations for the thirteen and thirty-nine week periods ended June 25, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2011.

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

After discussion with the Securities and Exchange Commission’s Division of Corporation Finance related to a comment letter dated June 1, 2011, the Company has elected to revise its presentation of sales returns and bad debts in the cash flows from operating activities section of the Unaudited Consolidated Statement of Cash Flows for the thirty-nine weeks ended June 25, 2011 from the presentation in the Company’s Form 10-Q filed for the twenty-six weeks ended March 26, 2011 (the “Q2’11 Form 10-Q”) to conform to its previous presentation as reported in the Company’s Form 10-K filed for the fiscal year ended September 25, 2010 (the “Fiscal 2010 Form 10-K”) and in the Form 10-Q filed for the thirteen-weeks ended December 25, 2010 (the “Q1’11 Form 10-Q”). The presentation in the Fiscal 2010 Form 10-K and Q1’11 Form 10-Q includes separate adjustments for bad debts and sales returns in the reconciliation and represents the total provision charged against net income for the period with the deductions or usage reflected in the change in accounts receivable line item, net of the effects of acquisitions. In the Q2’11 Form 10-Q Unaudited Consolidated Statement of Cash Flows, the sales returns and bad debts line items to reconcile net income to net cash provided by operating activities reflected the change in reserve for sales returns and the allowance for doubtful accounts. The change in presentation had no impact on net cash provided by operating activities.

The Company has also revised its presentation of the line items for gains and losses on foreign currency and gains and losses on financial instruments in the cash flows from operating activities section of the Unaudited Consolidated Statement of Cash Flows. In the Q1’11 Form 10-Q and the Q2’11 Form 10-Q, the Company reported both realized and unrealized gains and losses on foreign currency transactions and financial instruments to reconcile net income to net cash provided by operating activities. Only unrealized gains and losses should be reflected as an adjustment to reconcile net income to net cash provided by operating activities. The adjustment for realized gains and losses resulted in a corresponding adjustment to changes in working capital items; accounts payable, other current assets and other current liabilities. The consolidated net cash provided by operating activities number in the Q1’11 Form 10-Q and Q2’11 Form 10-Q Unaudited Consolidated Statements of Cash Flows remains the same.

In addition, in the Unaudited Consolidated Statement of Cash Flows, the Company reclassified the write-off of $2.6 million in deferred financing fees related to the extinguishment of debt on its former credit facility, which was previously classified in the line item Amortization of deferred financing fees in the Q1’11 Form 10-Q and Q2’11 Form 10-Q to the line item Loss on extinguishment of debt to be consistent with the current quarter presentation. Due to the amount of the loss incurred this quarter on the extinguishment of debt, the Company is reporting as a separate line item the loss incurred on the extinguishment of debt. The change in presentation had no impact on net cash provided by operating activities.

2.	Restatement of Previously Issued Financial Statements

As described in our Fiscal 2010 Form 10-K, we have restated our financial statements and other information. For additional details on the effects of the restatements on certain line items within our previously reported Statement of Operations for the thirteen and thirty-nine weeks ended June 26, 2010 please refer to the following sections in our Fiscal 2010 Form 10-K: Overview of Restatement; Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Restatement of Previously Issued Financial Statements and Note 24, Unaudited Quarterly Financial Data.

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

Intercompany Eliminations

During the fourth quarter of fiscal 2010, the Company identified an error as a result of applying an incorrect standard cost to intercompany K-Cup® portion pack inventory balances in consolidation. The Specialty Coffee business unit (“SCBU”) standard cost of K-Cup® portion packs included the royalty fee due to the Keurig business unit (“KBU”), and management discovered that this royalty fee was not eliminated from K-Cup® portion pack inventory balances. This error resulted in an overstatement of the consolidated inventory and an understatement of the cost of sales. During the close of the fiscal 2010 year, the Company also discovered an error in the application of an incorrect standard cost to intercompany Keurig® Single-Cup Brewer inventory balances held by SCBU in consolidation, which also resulted in an overstatement of consolidated inventory and an understatement of cost of sales. In addition, certain intercompany sales transactions were not properly eliminated resulting in an understatement of both sales and cost of sales of an equal amount and did not affect net income. The cumulative effect of the errors as of the fiscal year ended September 26, 2009 resulted in a reduction to net income of approximately $1.8 million after income taxes.

Timing of Recognition and Classification of Certain Royalties from Third Party Licensed Roasters

The Company receives royalties on K-Cup® portion packs sold by third party roasters at the time of shipment in accordance with the terms and conditions of the licensing agreements with these roasters. The Company’s KBU business segment purchases K-Cup® portion packs directly from the third party licensed roasters to sell to its customers. Because royalties on K-Cup® portion packs sold by third party roasters were earned at the time of shipment pursuant to the terms and conditions of the licensing agreements with these roasters, KBU historically recorded these royalties at the time KBU purchased the K-Cup® portion packs from the licensed roasters and included them in net sales. Management has determined that the royalty should be recognized as a reduction to the carrying value of the related inventory which will reduce cost of sales when the K-Cup® portion packs are sold to a third-party customer. As of the fiscal year ended September 26, 2009, the cumulative effect of the timing of the recognition of the royalty resulted in a reduction to net income of approximately $1.3 million after income taxes, with a cumulative reduction in sales and cost of sales as of September 26, 2009 of approximately $27.1 million and $24.9 million, respectively.

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

The Company also identified an over-accrual of a liability related to certain customer incentive programs for SCBU resulting in a $0.5 million understatement of net income after income taxes, cumulative, as of September 26, 2009.

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

The restated Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended June 26, 2010 are presented below (dollars in thousands, except per share data):

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirteen weeks ended June 26, 2010

(Dollars in thousands, except per share data)

	As Prevously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated

Net sales	$311,514	$5,488	$(2,756)	$(820)	$3,157	$316,583
Cost of sales	201,783	6,657	(3,695)	—	2,953	207,698

Gross profit	109,731	(1,169)	939	(820)	204	108,885

Selling and operating expenses	46,277	—	—	(590)	—	45,687
General and administrative expenses	25,267	—	—	—	—	25,267
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	38,187	(1,169)	939	(230)	204	37,931

Other income (expense)	27	—	—	—	—	27
Gain (loss) on financial instruments, net	—	—	—	—	—	—
Gain (loss) on foreign currency, net	—	—	—	—	—	—
Interest expense	(1,495)	—	—	—	—	(1,495)

Income before income taxes	36,719	(1,169)	939	(230)	204	36,463

Income tax expense	(18,165)	465	(374)	92	(81)	(18,063)

Net income	$18,554	$(704)	$565	$(138)	$123	$18,400

Basic income per share:
Basic weighted average shares outstanding	131,677,459	131,677,459	131,677,459	131,677,459	131,677,459	131,677,459
Net income per common share - basic	$0.14	$(0.01)	$0.00	$(0.00)	$0.00	$0.14	*

Diluted income per share:
Diluted weighted average shares outstanding	137,898,253	137,898,253	137,898,253	137,898,253	137,898,253	137,898,253
Net income per common share - diluted	$0.13	$(0.01)	$0.00	$(0.00)	$0.00	$0.13	*

*	Does not add due to rounding.

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Operations

Thirty-nine weeks ended June 26, 2010

(Dollars in thousands, except per share data)

	As Prevously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated

Net sales	$985,792	$13,669	$(12,632)	$(4,059)	$918	$983,688
Cost of sales	665,584	18,771	(13,765)	—	786	671,376

Gross profit	320,208	(5,102)	1,133	(4,059)	132	312,312

Selling and operating expenses	144,835	—	—	(2,522)	—	142,313
General and administrative expenses	72,903	—	—	—	—	72,903
Patent litigation (settlement) expense	—	—	—	—	—	—

Operating income	102,470	(5,102)	1,133	(1,537)	132	97,096

Other income (expense)	137	—	—	—	—	137
Gain (loss) on financial instruments, net	(354)	—	—	—	—	(354)
Gain (loss) on foreign currency, net	—	—	—	—	—	—
Interest expense	(3,376)	—	—	—	—	(3,376)

Income before income taxes	98,877	(5,102)	1,133	(1,537)	132	93,503

Income tax expense	(43,127)	2,030	(451)	612	(52)	(40,988)

Net income	$55,750	$(3,072)	$682	$(925)	$80	$52,515

Basic income per share:
Basic weighted average shares outstanding	131,303,879	131,303,879	131,303,879	131,303,879	131,303,879	131,303,879
Net income per common share - basic	$0.42	$(0.02)	$0.01	$(0.01)	$0.00	$0.40

Diluted income per share:
Diluted weighted average shares outstanding	137,681,766	137,681,766	137,681,766	137,681,766	137,681,766	137,681,766
Net income per common share - diluted	$0.40	$(0.02)	$0.00	$(0.01)	$0.00	$0.38 *

*	Does not add due to rounding.

The restated Consolidated Statement of Cash Flows for the thirty-nine weeks ended June 26, 2010 is presented below (dollars in thousands):

Green Mountain Coffee Roasters, Inc.

Consolidated Statement of Cash Flows

Thirty-nine weeks ended June 26, 2010

(Dollars in thousands)

	As Previously Reported on Form 10-Q	Inter-Company Elimination Adjustments	Third Party Royalty Adjustments	Marketing and Customer Incentive Expense Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$55,750	$(3,072)	$682	$(925)	$80	$52,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,379	—	—	—	—	20,379
Amortization of intangibles	9,497					9,497
Loss on disposal of fixed assets	522	—	—	—	—	522
Provision for doubtful accounts	372	—	—	—	—	372
Provision for sales returns	26,291					26,291
Unrealized (Gain) Loss on futures derivatives	(188)	—	—	—	—	(188)
Tax benefit (expense) from exercise of non-qualified options and disqualified dispositions of incentive stock options	25	—	—	—	—	— 25
Excess tax benefits from equity-based compensation plans	(5,626)	—	—	—	—	(5,626)
Tax expense from allocation of ESOP shares	—	—	—	—	—	—
Deferred income taxes	49	—	—	—	—	49
Deferred compensation and stock compensation	6,061	—	—	—	—	6,061
Contributions to the ESOP	—	—	—	—	—	—
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(44,769)	—	—	—		(44,769)
Inventories	(35,325)	5,102	(1,133)	—	—	(31,356)
Income tax payable, net	1,071	(2,030)	451	(612)	52	(1,068)
Other current assets	(5,682)	—	—	—	786	(4,896)
Other long-term assets, net	421	—	—	—	—	421
Accounts payable	21,544	—	—	—	—	21,544
Accrued compensation costs	(3,851)	—	—		—	(3,851)
Accrued expenses	11,500	—	—	1,537	(918)	12,119
Other short-term liabilities	—	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—	—

Net cash provided by operating activities	58,041	—	—	—	—	58,041

Cash flows from investing activities:
Change in restricted cash	(660)	—	—	—	—	(660)
Proceeds from sale of short-term investments	50,000	—	—	—	—	50,000
Proceeds from receipt of note receivable	1,788	—	—	—	—	1,788
Acquisition of Timothy’s Coffee of the World Inc.	(154,208)	—	—	—	—	(154,208)
Acquisition of Tully’s Coffee Corporation	—	—	—	—	—	—
Acquisition of Diedrich Coffee, Inc.	(305,261)	—	—	—	—	(305,261)
Purchases of short-term investments	—	—	—	—	—	—
Capital expenditures for fixed assets	(84,386)	—	—	—	—	(84,386)
Proceeds from disposal of fixed assets	253	—	—	—	—	253

Net cash used for investing activities	(492,474)	—	—	—	—	(492,474)

Cash flows from financing activities:
Net change in revolving line of credit	57,001	—	—	—	—	57,001
Proceeds from issuance of common stock under compensation plans	4,127	—	—	—	—	4,127
Proceeds from issuance of common stock for public equity offering	—	—	—	—	—	—
Financing costs in connection with public equity offering	—	—	—	—	—	—
Excess tax benefits from equity-based compensation plans	5,626	—	—	—	—	5,626
Capital lease obligations	(42)	—	—	—	—	(42)
Proceeds from borrowings of long-term debt	140,000	—	—	—	—	140,000
Deferred financing fees	(1,359)	—	—	—	—	(1,359)
Repayment of long-term debt	(3,750)	—	—	—	—	(3,750)

Net cash provided by financing activities	201,603	—	—	—	—	201,603

Net (decrease) in cash and cash equivalents	(232,830)	—	—	—	—	(232,830)
Cash and cash equivalents at beginning of period	241,811	—	—	—	—	241,811

Cash and cash equivalents at end of period	$8,981	$—	$—	$—	$—	$8,981

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$12,549	$—	$—	$—	$—	$12,549

Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$1,533	$—	$—	$—	$—	$1,533

3.	Segment Reporting

The Company manages its operations through three operating segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”) created primarily from the recently acquired Van Houtte business.

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

KBU, a pioneer and leading manufacturer of gourmet single-cup brewing systems, targets its premium patented single-cup brewing systems for use both at-home (“AH”) and away-from-home (“AFH”), mainly in North America. KBU sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup® portion packs produced mainly by SCBU and CBU to retailers principally processing its sales orders through fulfillment entities for the AH channels. KBU sells AFH single-cup brewers to distributors for use in offices. KBU also sells AH brewers, a limited number of AFH brewers and K-Cup® portion packs directly to consumers. KBU earns royalty income from K-Cup® portion packs when shipped by its third party licensed roasters, except for shipments of K-Cup® portion packs to KBU, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by KBU. In addition, through the second quarter of fiscal 2011, KBU earned royalty income from K-Cup® portion packs when shipped by SCBU and CBU.

CBU sources, produces and sells coffees in a variety of packaging formats, including K-Cup® portion packs, whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands. These varieties are sold primarily to wholesale channels, including supermarkets and retail, and through office coffee services to offices, convenience stores and restaurants mainly throughout North America. The CBU segment also includes the Van Houtte U.S. Coffee Service business (“Filterfresh”) which is currently classified as held for sale (see Note 8, Assets Held For Sale). CBU also manufactures brewing equipment and is responsible for all Company coffee brand sales in the grocery channel in Canada.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share any significant manufacturing or distribution facilities. Administrative functions such as accounting and information services are mainly decentralized, but currently maintain some centralization through an enterprise shared services group. The costs of the Company’s manufacturing operations are captured within the SCBU and CBU segments. The KBU segment does not have manufacturing facilities and purchases its saleable products from third parties, including the SCBU and CBU. The Company’s inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses related to certain centralized administrative functions including Finance, Human Resources, Information System Technology and Legal are allocated to the SCBU and KBU operating segments. Expenses not specifically related to the SCBU, KBU or CBU operating segments are recorded in the “Corporate” segment. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors. Corporate assets include primarily cash, short-term investments, deferred tax assets, income tax receivable, notes receivable, deferred issuance costs and fixed assets. Corporate total assets as of June 26, 2010 have been revised to include deferred issuance costs and fixed assets to reflect the current presentation. In addition, beginning with the first quarter of fiscal 2011, the Company determined that because the KBU segment includes all of the assets of Keurig, Incorporated, it would no longer include the Company’s net investment in Keurig, Incorporated in Corporate total assets. Accordingly, Corporate total assets and eliminations were each reduced by $10.7 million to remove the Company’s net investment in Keurig, Incorporated. This allocation had no effect on consolidated total assets.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU segment. Keurig related goodwill and intangibles are included in the KBU segment. Van Houtte related goodwill and intangibles are included in the CBU segment.

The Company analyzes its business and records net sales on a segment basis and eliminates intersegment sales as part of its financial consolidation process. Intersegment sales primarily consist of SCBU and CBU sales of K-Cup® portion packs to KBU, KBU sales of single-cup brewers to SCBU and CBU, and through the second quarter of fiscal 2011 KBU royalty income from K-Cup® portion packs when shipped by SCBU and CBU.

Thirteen weeks ended June 25, 2011

As described in the Company’s Annual Report on Form 10-K for the fifty-two weeks ended September 25, 2010 Item 9A. Controls and Procedures, management’s planned actions to remediate the material weakness related to the financial consolidation process included a thorough review of the processes and procedures used in the Company’s intercompany accounting, including an evaluation of possible methods to simplify and automate certain aspects related to intercompany transactions. As a result of this review, effective with the beginning of the Company’s third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of K-Cup® portion packs, thus removing the need to eliminate royalty income during the financial consolidation process.

In addition, while previously the Company recorded intersegment sales and purchases of brewers and K-Cup® portion packs at a markup, during the third quarter of fiscal 2011, the Company unified the standard costs of brewer and K-Cup® portion pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® portion packs at new unified standard costs. This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.

As a result of the unification of the standard costs of brewers and K-Cup® portion packs during the third quarter of fiscal 2011, the Company’s segment inventories were revalued and an adjustment was recorded by the respective segments which resulted in an increase in cost of sales and a decrease in inventories. This adjustment was offset with the reversal of the elimination of intersegment markup in inventories in the consolidation process resulting in no impact to the Company’s consolidated results.

The above changes were not retrospectively applied to prior periods. The following represents the approximate net effect of the above changes on the segments income before taxes (in thousands) for the third quarter in fiscal 2011. The net effect was calculated by comparing the simplified method of recording intersegment sales described previously to the historical method of recording intersegment sales. For purposes of estimating intersegment sales with mark-up, the Company applied historical gross margin factors to third quarter inter-segment sales. Historical royalty rates were used to calculate intersegment royalty income.

Increase (decrease) in Income before taxes
SCBU	$14,279
KBU	(11,615)
CBU	(1,433)
Corporate	—
Eliminations	(1,231)

Consolidated	$—

Selected financial data for segment disclosures for the thirteen weeks ended June 25, 2011 and June 26, 2010 are as follows:

Thirteen weeks ended June 25, 2011

(Dollars in thousands)

	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$296,861	$305,421	$114,928	$—	$—	$717,210
Intersegment sales	$80,482	$3,320	$17,942	$—	$(101,744)	$—
Net sales	$377,343	$308,741	$132,870	$—	$(101,744)	$717,210

Income before taxes	$73,438	$44,765	$13,450	$(42,905)	$—	$88,748

Total assets	$1,153,511	$425,473	$1,135,210	$540,042	$(379,814)	$2,874,422

Stock compensation	$968	$669	$147	$1,219	$—	$3,003

Interest expense	$—	$—	$—	$29,830	$—	$29,830

Property additions	$72,939	$8,580	$8,040	$2,596	$—	$92,155

Depreciation and amortization	$13,364	$2,551	$11,516	$3,548	$—	$30,979

Thirteen weeks ended June 26, 2010

(Dollars in thousands)

(As Restated)

	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$157,169	$159,414	$—	$—	$—	$316,583
Intersegment sales	$68,475	$39,955	$—	$—	$(108,430)	$—
Net sales	$225,644	$199,369	$—	$—	$(108,430)	$316,583

Income before taxes	$27,691	$23,720	$—	$(10,328)	$(4,620)	$36,463

Total assets	$846,879	$353,966	$—	$57,069	$(65,009)	$1,192,905

Stock compensation	$645	$565	$—	$883	$—	$2,093

Interest expense	$—	$—	$—	$1,495	$—	$1,495

Property additions	$27,970	$4,284	$—	$2,636	$—	$34,890

Depreciation and amortization	$8,146	$2,021	$—	$1,838	$—	$12,005

Selected financial data for segment disclosures for the thirty-nine weeks ended June 25, 2011 and June 26, 2010 are as follows:

Thirty-nine weeks ended June 25, 2011

(Dollars in thousands)

	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$769,506	$934,543	$234,967	$—	$—	$1,939,016
Intersegment sales	$369,683	$157,476	$34,946	$—	$(562,105)	$—
Net sales	$1,139,189	$1,092,019	$269,913	$—	$(562,105)	$1,939,016

Income before taxes	$216,081	$96,687	$15,816	$(100,534)	$(24,652)	$203,398
						$—
Total assets	$1,153,511	$425,473	$1,135,210	$540,042	$(379,814)	$2,874,422

Stock compensation	$2,418	$1,685	$222	$3,195		$7,520

Interest expense	$—	$—	$—	$52,560	$—	$52,560

Property additions	$129,335	$18,893	$17,819	$14,936	$—	$180,983

Depreciation and amortization	$38,268	$7,215	$24,593	$9,687	$—	$79,763

Thirty-nine weeks ended June 26, 2010

(Dollars in thousands)

(As Restated)

	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$445,517	$538,171	$—	$—	$—	$983,688
Intersegment sales	$194,461	$112,720	$—	$—	$(307,181)	$—
Net sales	$639,978	$650,891	$—	$—	$(307,181)	$983,688

Income before taxes	$86,772	$50,769	$—	$(32,302)	$(11,736)	$93,503

Total assets	$846,879	$353,966	$—	$57,069	$(65,009)	$1,192,905

Stock compensation	$1,966	$1,563	$—	$2,412	$—	$5,941

Interest expense	$—	$—	$—	$3,376	$—	$3,376

Property additions	$61,273	$12,173	$—	$10,980	$—	$84,426

Depreciation and amortization	$19,535	$5,486	$—	$4,855	$—	$29,876

4.	Acquisitions

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

The Company is pursuing a sale of the Van Houtte U.S. Coffee Service business (“Filterfresh”). The Company has accounted for all the assets relating to the Filterfresh business as held-for-sale. See Note 8, Assets Held for Sale, for further information.

This quarter the Company has finalized the valuation and purchase price allocation for Van Houtte. In the Q1’11 and Q2’11 Form 10-Qs, the Company reported provisional amounts as it completed the valuation work and initial accounting for the Van Houtte acquisition. In the Q2’11 Form 10-Q the Company revised the Q1’11 results as presented in the Statement of Operations for the twenty-six weeks ended March 26, 2011 to reflect new information relating to facts and circumstances that existed as of the acquisition date. The revisions did not have a material impact on the Statement of Operations for the thirteen weeks ended December 25, 2011. As a result of these revisions, the Statement of Operations for the thirteen weeks ended December 25, 2011 as presented in the Q1’11 Form 10-Q when added to the Statement of Operations for the thirteen weeks ended March 26, 2011 as presented in the Q2’11 Form 10-Q will not total to the Statement of Operations for the twenty-six weeks ended March 26, 2011 as presented in the Q2’11 Form 10-Q. In the Company’s Q3’11 Form 10-Q, there were no additional adjustments to the Q1’11 or Q2’11 results.

The Van Houtte acquisition was accounted for under the acquisition method of accounting. The total purchase price was USD $907.8 million, net of cash acquired. The total purchase price was allocated to Van Houtte’s net tangible assets and identifiable intangible assets based on their estimated fair values as of December 17, 2010. The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. The allocation of the purchase price is based upon management’s valuation and the Company’s estimates and assumptions. The table below represents the allocation of the purchase price to the acquired net assets of Van Houtte (in thousands):

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

The purchase price allocated to Filterfresh was the fair value, less the estimated direct costs to sell Filterfresh established at the acquisition date. The fair value of Filterfresh was estimated using an Income Approach, specifically the Discounted Cash Flow (“DCF”) method. Under the DCF method the fair value is calculated by discounting the projected after-tax cash flows for the business to present value. The Income Approach includes assumptions about the amount and timing of future cash flows using projections and other estimates. A discount rate based on our weighted average cost of capital was applied to the estimated future cash flows to estimate the fair value. Prior to finalizing the valuation for Van Houtte this quarter, the Company estimated the fair value of Filterfresh using a Market Approach. The Company concluded an Income Approach was more appropriate given the lack of public comparable companies and transactions for the application of the Market Approach.

An income approach, specifically the discounted cash flow method, was used to value the noncontrolling interests.

Amortizable intangible assets acquired include approximately $263.1 million for customer relationships, $10.9 million for trademarks and trade names, $1.4 million for franchises and $0.3 million for technology. Indefinite lived intangible assets acquired include approximately $99.4 million for the Van Houtte trademark which is not amortized. The definite lived intangible assets classified as held-for-sale are not amortized and approximated $19.5 million. Amortizable intangible assets are amortized on a straight-line basis over their respective useful live, and the weighted-average amortization period is 10.8 years.

The cost of the acquisition in excess of the fair market value of the tangible and intangible assets acquired less liabilities assumed represents acquired goodwill. The acquisition provides the Company with an expanded Canadian presence and manufacturing and distribution synergies, which provide the basis of the goodwill recognized with respect to the Van Houtte Canadian operations. As discussed in the paragraph above, the purchase price allocated to Filterfresh was the fair value, less the estimated direct costs to sell Filterfresh established at the acquisition date. The excess of the purchase price (fair value) allocated to Filterfresh over the fair value of the net tangible and identifiable intangible assets represents goodwill. Goodwill and intangible assets are reported in the CBU segment. The goodwill and intangible assets recognized are not deductible for tax purposes.

Acquisition costs were expensed as incurred and totaled approximately $10.7 million for the thirty-nine weeks ended June 25, 2011 and are included in general and administrative expenses for the Company.

At June 25, 2011, approximately $30.0 million of the purchase price is held in escrow and is included in restricted cash with corresponding amounts of $20.7 million and $9.3 million in other current liabilities and other long-term liabilities, respectively.

The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended June 25, 2011, the Van Houtte operations contributed an additional $111.7 million of consolidated revenue and $13.0 million of income before income taxes. For the thirty-nine weeks ended June 25, 2011, the Van Houtte operations contributed an additional $221.0 million of consolidated revenue and $10.3 million of income before income taxes.

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

Acquisition costs were expensed as incurred and totaled approximately $4.0 million and $12.0 million for the thirteen and thirty-nine weeks ended June 26, 2010, and are included in general and administrative expenses of the Company.

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

The acquisition was completed on May 11, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. Effective September 26, 2010, the beginning of the Company’s fiscal year 2011, Diedrich was migrated onto the Company’s common information technology platform. As a result, it is impracticable to disclose separately Diedrich’s contributions to revenue and income before taxes for the thirteen and thirty-nine weeks ended June 25, 2011.

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

Acquisition costs were expensed as incurred and totaled approximately $1.9 million for the thirty-nine weeks ended June 26, 2010 and are included in general and administrative expenses of the Company.

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

The cost of the acquisition in excess of the fair market value of assets acquired less liabilities assumed represents acquired goodwill of approximately $69.3 million. The acquisition provided the Company with a Canadian presence and manufacturing and distribution synergies, which provide the basis of goodwill recognized. Goodwill and intangible assets related to this acquisition are reported in the SCBU segment. The goodwill recognized is not deductible for tax purposes.

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended June 25, 2011, the Timothy’s operations contributed an additional $21.1 million of revenue and $6.9 million of income before taxes. For the thirty-nine weeks ended June 25, 2011, the Timothy’s operations contributed an additional $48.3 million of revenue and $22.1 million of income before income taxes. For the thirteen weeks ended June 26, 2010, the Timothy’s operations contributed an additional $10.3 million of revenue and $3.8 million of income before taxes. For the thirty-nine weeks ended June 26, 2010, the Timothy’s operations contributed an additional $27.5 million of revenue and $6.6 million of income before income taxes.

Supplemental Pro Forma Information

The following information reflects the Company’s acquisitions as if the transactions had occurred as of the beginning of the Company’s fiscal 2010. The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select unaudited consolidated pro forma data (in thousands):

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
Unaudited Consolidated proforma revenue	$717,210	$442,446	$2,037,846	$1,304,908
Unaudited Consolidated proforma net income	$56,348	$26,432	$148,485	$60,864
Unaudited Consolidated proforma diluted earnings per common share	$0.37	$0.19	$0.99	$0.44

5.	Inventories

Inventories consisted of the following (in thousands):

	June 25, 2011	September 25, 2010
Raw materials and supplies	$116,899	$46,328
Finished goods	300,597	216,150

	$417,496	$262,478

Inventory values above are presented net of $3.8 million and $3.0 million of obsolescence adjustments at June 25, 2011 and September 25, 2010, respectively.

At June 25, 2011, the Company had approximately $504.8 million in green coffee purchase commitments, of which approximately 77.8% had a fixed price. These commitments extend into fiscal 2013. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $2.56 per pound at June 25, 2011. In addition to its green coffee commitments, the Company had approximately $68.3 million in fixed price brewer inventory purchase commitments and $190.7 million in production raw materials commitments at June 25, 2011. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

At June 25, 2011, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
2011	$316,921
2012	366,800
2013	26,991
2014	15,450
2015	17,610
Thereafter	20,010

$763,782

6.	Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in Years	June 25, 2011	September 25, 2010
Production equipment	1-15	$274,136	$160,080
Coffee service equipment	3-7	55,774	11,013
Computer equipment and software	1-6	74,303	41,923
Land	Indefinite	7,628	1,743
Building and building improvements	4-30	37,932	23,954
Furniture and fixtures	1-15	20,510	11,413
Vehicles	4-5	8,106	1,020
Leasehold improvements	1-20 or remaining life of lease, whichever is less	28,000	17,224
Construction-in-progress		118,988	72,161

Total fixed assets		625,377	340,531

Accumulated depreciation		(126,301)	(81,608)

		$499,076	$258,923

Total depreciation expense relating to all fixed assets was $19.2 million and $7.7 million for the thirteen weeks ended June 25, 2011 and June 26, 2010, respectively. Total depreciation expense relating to all fixed assets was $50.2 million and $20.4 million for the thirty-nine weeks ended June 25, 2011 and June 26, 2010, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use. All assets classified as construction-in-progress on June 25, 2011 are expected to be in productive use within the next twelve months.

In the thirteen and thirty-nine weeks ended June 25, 2011, the Company capitalized $0.7 million and $1.6 million of interest expense, respectively.

In the thirteen and thirty-nine weeks ended June 26, 2010, the Company capitalized $0.4 million and $1.1 million of interest expense, respectively.

7.	Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by segment for the thirty-nine weeks ended June 25, 2011 (in thousands):

	SCBU	KBU	CBU	Total
Balance at September 25, 2010	$314,042	$72,374	$—	$386,416
Acquisition of Van Houtte	—	—	409,493	409,493
Foreign currency effect	—	—	10,704	10,704

Balance at June 25, 2011	$314,042	$72,374	$420,197	$806,613

The Company has not recognized any impairment loss associated with goodwill.

Definite-lived intangible assets consist of the following (in thousands):

	June 25, 2011		September 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Acquired technology	$21,622	$(13,007)	$21,317	$(11,464)
Customer and roaster agreements	27,318	(12,960)	25,900	(10,688)
Customer relationships	429,298	(31,913)	176,867	(8,915)
Trade names	37,969	(4,992)	29,256	(2,338)
Non-compete agreements	374	(319)	374	(304)

Total	$516,581	$(63,191)	$253,714	$(33,709)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $11.8 million and $4.3 million for the thirteen weeks ended June 25, 2011 and June 26, 2010, respectively. Total amortization expense was $29.6 million and $9.5 million for the thirty-nine weeks ended June 25, 2011 and June 26, 2010, respectively.

Indefinite-lived intangible assets were $102.0 million at June 25, 2011 and consisted of trademarks.

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

The estimated aggregate amortization expense for the remainder of fiscal 2011, for each of the next five years and thereafter, is as follows (in thousands):

2011	$11,667
2012	$46,493
2013	$46,283
2014	$45,675
2015	$44,122
2016	$43,411
Thereafter	$215,739

8.	Assets Held for Sale

The Company is pursuing a sale of the Van Houtte U.S. Coffee Service business (“Filterfresh”). Management expects to complete the sale within a year of the acquisition date of December 17, 2010. As a result, as of June 25, 2011, all the assets and liabilities relating to the Filterfresh business have been reported in the Consolidated Balance Sheets as assets and liabilities held-for-sale. In conjunction with the acquisition of Van Houtte, the net assets of Filterfresh were recorded at fair value less estimated costs to sell. See Note 4, Acquisitions, for further information.

The following is a summary of the major classes of assets and liabilities of Filterfresh included as assets and liabilities held-for-sale as of June 25, 2011 (in thousands):

Cash	$8,248
Accounts receivable, net of allowance for uncollectible accounts of $0.3 million	12,231
Inventories	6,871
Other current assets	953

Total current assets	$28,303

Fixed Assets	$36,277
Intangibles	19,550
Goodwill	62,838
Other long-term assets	517

Total long-term assets	$119,182

Current portion of long-term debt	$629
Accounts payable	3,005
Accrued compensation	2,410
Accrued expenses	2,540
Income taxes payable	15
Deferred income taxes, net	10,894

Total current liabilities	$19,493

Long-term debt	$270
Other long-term liabilities	769

Total long-term liabilities	$1,039

9.	Stockholder’s Equity

On May 11, 2011, the Company issued 9,479,544 shares of its common stock, par value $0.10 per share, at $71.00 per share, which included 1,290,000 shares purchased by the underwriters pursuant to an overallotment option. The Company also completed a concurrent private placement of 608,342 shares of its common stock to Luigi Lavazza S.p.A. (“Lavazza”) at $68.34 per share, pursuant to the Common Stock Purchase Agreement entered into between the Company and Lavazza on May 6, 2011 in accordance with the September 28, 2010 agreement discussed below. The aggregate net proceeds to the Company from the public offering and concurrent private placement were approximately $688.9 million, net of underwriting discounts and commissions and offering expenses. The Company used the proceeds to repay a portion of the outstanding debt under its credit facility and for general corporate purposes.

On September 28, 2010, the Company sold 8,566,649 shares of its common stock, par value $0.10 per share, to Lavazza for aggregate gross proceeds of $250.0 million. The sale was recorded to stockholders’ equity net of transaction related expenses of approximately $0.5 million. The shares were sold pursuant to a Common Stock Purchase Agreement which contains a five-and-one-half-year standstill period, subject to certain exceptions, during which Lavazza is prohibited from increasing its ownership of Common Stock or making any proposals or announcements relating to extraordinary Company transactions. The standstill is subject to additional exceptions after a one-year period, including Lavazza’s right to purchase additional shares up to 15% of the Company’s outstanding shares.

10.	Long-Term Debt

Debt outstanding consists of the following (in thousands):

	June 25, 2011	September 25, 2010
Revolving credit facility, USD	$—	$—
Revolving credit facility, multicurrency	170,213	—
Term loan A	248,438	—
Term loan B	—	—
Other	3,263	13
Revolving credit facility	—	173,000
Term loan A facility	—	45,000
Term loan A1 faclity	—	136,500

Total long-term debt	421,914	354,513
Less current portion	5,238	19,009

Long-term portion	$416,676	$335,504

On June 9, 2011, the Company entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) with Bank of America, N.A. and other lenders, which restated its prior credit agreement that it had entered into on December 17, 2010 in conjunction with the Van Houtte acquisition (“Credit Agreement”). The Company repaid borrowings under the term loan B facility and the outstanding balance on the U.S. revolving credit facility under the Credit Agreement with proceeds generated from the issuance of common stock (see Note 9, Stockholders Equity). The Restated Credit Agreement eliminated the term loan B facility; extended the maturity of the term loan A facility, the U.S. revolving credit facility (including $350.0 million in additional U.S. revolving credit commitments) and the alternative currency revolving credit facility that were included in the Credit Agreement to June 9, 2016; and decreased pricing on these facilities. The Restated Credit Agreement consists of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a $248.4 million term loan A facility.

The term loan A facility requires quarterly principal repayments. The term loan A and revolving credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon the Company’s leverage ratio. The average effective interest rate at June 25, 2011 and September 25, 2010 was 3.4% and 2.7%, respectively, excluding amortization of deferred financing charges. The Company also pays a commitment fee on the average daily unused portion of the revolving credit facilities.

The Restated Credit Agreement is secured by substantially all assets of the Company and its domestic wholly-owned material subsidiaries. The Restated Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; merger and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Restated Credit Agreement requires the Company to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio. At June 25, 2011, the Company was in compliance with these covenants. In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

At June 25, 2011 and September 25, 2010, respectively, the Company had $4.3 million and $0.7 million in outstanding letters of credit under the Restated Credit Agreement and a former credit facility that preceded the Credit Agreement (“Former Credit Facility”), respectively.

In connection with the Credit Agreement and the Restated Credit Agreement, the Company incurred debt issuance costs of $45.8 million initially were deferred and included in Other Long-Term Assets on the Consolidated Balance Sheet and amortized as interest expense over the life of the respective loan using the effective interest rate method. The Company incurred a loss of $17.1 million and $19.7 million for the thirteen and thirty-nine weeks ended June 25, 2011, respectively, primarily on the extinguishment of the term loan B facility under the Credit Agreement and the extinguishment of the Former Credit Facility resulting from the write-off of debt issuance costs and the original issue discount. The loss on the extinguishment of debt is included in Interest Expense on the Consolidated Statement of Operations.

The Company enters into interest rate swap agreements to limit a portion of its exposure to variable interest rates by entering into interest rate swap agreements which effectively fix the rates. In accordance with the swap agreements and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense as calculated is greater based on the 30-day Libor rate, the swap counterparty pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the swap counterparty.

Below is a summary of the Company’s derivative instruments in effect as of June 25, 2011 mitigating interest rate exposure of variable-rate borrowings (in thousands):

Derivative Instrument	Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity
Swap	30-day Libor	40,000	1.38%	2012
Swap	30-day Libor	20,000	3.87%	2013
Swap	30-day Libor	43,000	1.20%	2013
Swap	30-day Libor	20,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016
Swap	30-day Libor	50,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016

		$233,000

For the thirteen weeks ended June 25, 2011 and June 26, 2010, the Company paid approximately $1.3 million and $0.6 million, respectively, in additional interest expense pursuant to swap agreements. For the thirty-nine weeks ended June 25, 2011 and June 26, 2010, the Company paid approximately $2.6 million and $1.9 million, respectively, in additional interest expense pursuant to swap agreements.

In addition, the Company has an interest rate cap to limit the interest rate exposure of $167.0 million in variable-rate borrowings.

Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
Remainder 2011	$126
2012	6,697
2013	6,692
2014	12,919
2015 Thereafter	19,167 376,313

$421,914

11.	Redeemable Noncontrolling Interests

In the CBU segment, a portion of the coffee services business in the United States and Canada operates through non-wholly owned subsidiaries. The financial statements consolidate entities in which the Company has a controlling financial interest. Net income attributable to redeemable noncontrolling interest reflects the portion of the net income (loss) of consolidated entities applicable to the redeemable noncontrolling interest partners in the consolidated statement of operations. The net income attributable to noncontrolling interests is classified in the consolidated statements of operations as part of consolidated net income with the net income attributable to the noncontrolling interests deducted from total consolidated net income. The Company’s redeemable noncontrolling interests are redeemable at amounts based on formulas specific to each entity. The Company classifies redeemable noncontrolling interests outside of shareholders’ equity in the consolidated balance sheet under the caption “Redeemable noncontrolling interests” and measures it at the redemption value at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the noncontrolling interest at its redemption value.

Redeemable noncontrolling interests include a non-wholly owned subsidiary included in the Filterfresh business of $10.2 million as of June 25, 2011.

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

The Company designates the interest rate swap agreements and certain coffee futures contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (“OCI”). Gains and losses on these instruments are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gains and losses will be reclassified into earnings upon determination.

The Company is using interest rate swaps to hedge its exposure to interest rate risk associated with variable-rate borrowing through December 2015.

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency. The Company has entered into a five year, $150.0 million Canadian cross currency swap to exchange interest payments and principal on the intercompany note. This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations. Gains and losses resulting from the change in fair value are largely offset by the financial impact of the remeasurement of the intercompany note. In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate. For the thirteen and thirty-nine weeks ended June 25, 2011 the Company paid $0.6 million in additional interest expense pursuant to the cross currency swap agreement.

In conjunction with the acquisition of Van Houtte (see Note 4, Acquisitions), the Company assumed certain derivative financial instruments entered into by Van Houtte prior to the acquisition. These derivatives include foreign currency forward contracts and coffee futures contracts and were established to mitigate certain foreign currency and commodity risks. These derivatives were not designated as hedging instruments for accounting purposes and are recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.

In conjunction with the repayment of the Company’s term loan B facility under the Credit Agreement (See Note 10, Long-Term Debt), during the third quarter of fiscal 2011, the interest rate cap previously used to mitigate interest rate risk associated with the Company’s variable-rate borrowings on the term loan B no longer qualifies for hedge accounting treatment. As a result, a loss of $0.4 million, gross of tax, was reclassified from other comprehensive income to income during the thirteen weeks ended June 25, 2011.

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however nonperformance is not anticipated.

The following table summarizes the fair value of the Company’s derivatives included in the Consolidated Balance Sheets (in thousands).

	June 25, 2011	September 25, 2010	Balance Sheet Classification

Derivatives designated as hedges:
Interest rate swaps	$(8,018)	$(2,733)	Other short-term liabilities

	(8,018)	(2,733)

Derivatives not designated as hedges:
Cross currency swap	(7,861)	—	Other short-term liabilities
Interest rate cap	57	—	Other current assets

Foreign currency forwards	(60)	73	(Other short-term liabilities) Other current assets

	(7,864)	73

Total	$(15,882)	$(2,660)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in other comprehensive income (in thousands).

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
Interest rate swaps	$(3,851)	$11	$(5,284)	$743
Coffee futures	(444)	—	(361)	66

Total	$(4,295)	$11	$(5,645)	$809

The following table summarizes the amount of gain (loss), gross of tax, reclassified from other comprehensive income to income (in thousands).

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010	Location of Gain or (Loss) Reclassified from OCI into Income
Interest rate swaps	$—	$—	$—	$—	Interest Expense
Interest rate cap	(392)	—	(392)	—	Gain (Loss) on Financial Instruments
Coffee futures	—	—	—	188	Cost of Sales

Total	$(392)	$—	$(392)	$188

The following table is a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss), net of tax (in thousands).

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
Beginning accumulated OCI	$(2,669)	$(1,506)	$(1,630)	$(1,870)

Additions to OCI:
Interest Rate Swaps	(2,297)	6	(3,152)	443
Interest Rate Cap	—	—	(234)	—
Coffee Futures	(265)	—	(215)	39

	(2,562)	6	(3,601)	482

Reclassifications to income:
Interest Rate Swaps	—	—	—	—
Interest Rate Cap	234	—	234	—
Coffee Futures	—	—	—	(112)

	234	—	234	(112)

Ending accumulated OCI	$(4,997)	$(1,500)	$(4,997)	$(1,500)

The Company expects to reclassify $215,000 from coffee derivatives net of tax, to earnings within the next twelve months.

Net gains (losses) on financial instruments not designated as hedges for accounting purposes is as follows (in thousands).

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
Net gain (loss) on cross currency swap	$970	$—	$(7,861)	$—
Net loss on coffee futures	—	—	(250)	—
Net loss on interest rate cap	(592)		(592)
Net gain (loss) on foreign currency option and forward contracts	104	—	(3,116)	(354)

Total	$482	$—	$(11,819)	$(354)

The net loss on foreign currency contracts were primarily related to contracts entered into to mitigate the risk associated with the Canadian denominated purchase price of Van Houtte.

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

The following table discloses the level used by fair value measurements at June 25, 2011:

Financial Instrument	Fair Value Measurements Using					Balance Sheet Classification
	Level 1		Level 2	Level 3
Derivatives Derivatives	$	— —	$57 (15,939)	$	— —	Other current assets Other short-term liabilities

Total		$—	$(15,882)		$—

The following table discloses the level used by fair value measurements at September 25, 2010:

Financial Instrument	Fair Value Measurements Using						Balance Sheet Classification
	Level 1		Level 2		Level 3
Derivatives Derivatives	$ $	— —	$ $	1,717 (4,377)	$ $	— —	Other current assets Other short-term liabilities

Total		$—		$(2,660)		$—

Derivative financial instruments include coffee futures contracts, interest rate swap and cap agreements and foreign currency option contracts. The Company has identified significant concentrations of credit risk based on the economic characteristics of the instrument that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency options and the income approach for interest rate swap agreements. The Company’s fair value measurements include a credit valuation adjustment for the significant concentrations of credit risk.

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

As of June 25, 2011 the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

14.	Product Warranties

The Company offers a one-year warranty on all Keurig® Single-Cup brewers it sells. KBU provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company continues to experience higher-than-historical rate warranty claims associated with its reservoir brewer models. Management’s analysis of these claims remains consistent with its previous diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates. While not a safety concern, when manifested, brewers with this issue operate inconsistently or cease operation at a later stage of the warranty life. This issue is not presenting itself consistently across all units, and whether or not it occurs depends on a number of variables including brewer usage rate and water quality. Management believes that they have identified the root cause of the component failure in 2010 and units produced since January 2011 incorporate an improved component that is expected to substantially eliminate the issue. While the Company maintains a reserve for product warranty costs based on certain estimates that include the findings relating to this component failure, because this is a later-stage issue, actual warranty costs may exceed the reserve, and there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this quality issue in future periods. At this time, management believes that the warranty rates used are appropriate.

As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes. Nevertheless, as we continue to innovate, and our products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty rates to possibly fluctuate going forward, so that they may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty reserve.

The changes in the carrying amount of product warranties for the thirteen and thirty-nine weeks ended June 25, 2011 and June 26, 2010 are as follows (in thousands):

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
Balance, beginning of period	15,715	3,278	$6,694	$724
Provision charged to income	6,177	(423)	27,788	8,292
Usage, net of recoveries	(6,837)	1,242	(19,427)	(4,919)

Balance, end of period	$15,055	$4,097	$15,055	$4,097

During the third quarter of fiscal year 2010 the Company recovered approximately $6.0 million as reimbursement from suppliers related to warranty issues.

15.	Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010 (As Restated)	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010 (As Restated)
Numerator for basic and diluted earnings per share:
Net income	$56,348	$18,400	$124,132	$52,515

Denominator:
Basic weighted average shares outstanding	147,663,350	131,677,459	143,606,691	131,303,879
Effect of dilutive securities - stock options	5,681,039	6,220,794	5,750,789	6,377,887

Diluted weighted average shares outstanding	153,344,389	137,898,253	149,357,480	137,681,766

Basic net income per common share	$0.38	$0.14	$0.86	$0.40
Diluted net income per common share	$0.37	$0.13	$0.83	$0.38

For the thirteen and thirty-nine weeks ended June 25, 2011 options to purchase 360,000 and 166,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and thirty-nine weeks ended June 26, 2010 options to purchase 542,000 and 236,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

16.	Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the thirty-nine weeks ended June 25, 2011: an expected life averaging 6 years; an average volatility of 52%; no dividend yield; and a risk-free interest rate averaging 2.4%. The weighted-average fair value of options granted during the thirty-nine weeks ended June 25, 2011 was $28.93 per share.

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

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the thirty-nine weeks ended June 25, 2011: an expected life averaging 6 months; an average volatility of 52%; no dividend yield; and a risk-free interest rate averaging 0.2%. The weighted-average fair values of purchase rights granted during the thirty-nine weeks ended June 25, 2011 was $14.05 per share.

For the purchase rights granted in the thirty-nine weeks ended June 26, 2010, the following assumptions were used: an expected life averaging 6 months; an average volatility of 41%; no dividend yield; and a risk-free interest rate averaging 0.3%. The weighted-average fair values of purchase rights granted during the thirty-nine weeks ended June 26, 2010 was $7.77 per share.

For the thirteen and thirty-nine weeks ended June 25, 2011, income before income taxes was reduced by a stock compensation expense of $3.0 million and $7.5 million, respectively.

For the thirteen and thirty-nine weeks ended June 26, 2010, income before income taxes was reduced by a stock compensation expense of $2.1 million and $5.9 million, respectively.

Employee Stock Ownership Plan

The Company maintained an Employee Stock Ownership Plan (the “ESOP”), which terminated at the end of the 2010 calendar year. The ESOP is qualified under sections 401(a) and 4975(e)(7) of the Internal Revenue Code. In the thirty-nine weeks ended June 26, 2010, the Company recorded compensation costs of $1.0 million to accrue for anticipated stock distributions under the ESOP. The Company recorded no compensation costs for the thirty-nine weeks ended June 25, 2011 and there were no unearned shares remaining in the ESOP at June 25, 2011.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In the thirty-nine week periods ended June 25, 2011 and June 26, 2010, $167,000 and $120,000 of compensation expense was recorded under this Plan, respectively.

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

As of June 25, 2011, the Company had net operating loss carryforwards of $10.6 million and $21 million respectively for federal and state, as well as a $26 million combined federal and state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration, but the capital loss carryforward will not. The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits at June 25, 2011 and September 25, 2010 was $16.7 million and $5.5 million, respectively. The amount of unrecognized tax benefits at June 25, 2011 that would impact the effective tax rate if resolved in favor of the Company is $16.7 million. The Company is indemnified for up to $16.4 million of the total reserve balance. If resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company has made an election to recognize interest and penalties accrued on uncertain tax liabilities as interest expense. The Company does not expect a significant change to the amount of unrecognized tax benefits within the next twelve months.

In conjunction with acquisitions, the Company has recognized an indemnification receivable for uncertain tax positions. As of June 25, 2011 the amount of the indemnification receivable is $16.4 million. The sellers have an indemnification obligation for tax liabilities relating to periods prior to the acquisition dates. The obligations are capped at CAD $37.9 million, certain of which must be satisfied first against funds held in escrow. The indemnifications expire through June 2015. The Company currently believes the tax indemnifications provided by the sellers will be adequate for any identified income tax risk. The indemnification receivable will continue to be measured on the same basis as the related uncertain tax liabilities.

18.	Legal Proceedings

On October 1, 2010, Keurig filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® Single-Cup brewers. The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938). Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages. On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case. The court denied that request so those issues will be resolved in due course during the litigation.

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

During the thirteen and thirty-nine weeks ended June 25, 2011, Heritage Flight billed the Company the amounts of $0.2 million and $0.5 million, respectively, for travel services to various employees of the Company.

During the thirteen and thirty-nine weeks ended June 26, 2010, Heritage Flight billed the Company the amounts of $0.1 million and $0.2 million, respectively, for travel services to various employees of the Company.

20.	Revision to Fiscal 2010 Year-End Consolidated Statement of Cash Flows

In preparing the consolidated financial statements for the thirteen weeks ended December 25, 2010, management identified that certain amounts previously disclosed within the Consolidated Statement of Cash Flows for the fiscal year ended September 25, 2010 required reclassification. These misstatements had no effect on the Company’s cash and cash equivalents. Specifically, the supplemental disclosure of fixed asset purchases included in accounts payable and not disbursed was overstated by approximately $8.2 million. This resulted in an $8.2 million understatement on the capital expenditures for fixed assets line and net cash used for investing activities category for fiscal 2010 and a corresponding understatement of the change in accounts payable line and an overstatement of net cash used in operating activities. The Company will make this immaterial correction when the fiscal 2010 financial statements are next issued, which is expected to be when the Company’s files is Annual Report on Form 10-K for the 2011 fiscal year.

21.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”), which provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

In May 2011, the Financial Accounting Standards Board issued an ASU to Topic 820 on fair value measurement. The ASU provides amendments to achieve common fair value measurements and disclosure requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements for fair value measurements. The amendments (i) clarify the Board’s intent that the highest and best use concept for fair value measurement are only relevant in measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities, (ii) include requirements for the measurement of fair value for instruments classified in shareholders’ equity, and (iii) clarifies that an entity should disclose quantitative information about unobservable inputs used in the fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also contain (i) provisions that permit fair value measurement on a net asset or liability position as opposed to on a gross basis if the reporting entity manages its financial instruments on a net exposure basis, (ii) clarifies that the application of a premium or discount in fair value measurements is related to the unit of account for the asset or liability being measured at fair value, and (iii) provides additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which is fiscal 2012 for the Company. Early application is not permitted for the Company. The Company is currently evaluating the effect, if any, that the adoption of this amended guidance may have on its financial statements, however, the Company does not expect it to have a material effect on its fair value measurements or disclosures.

In December 2010, the Financial Accounting Standards Board issued an ASU for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010, which is fiscal 2012 for the Company. The effect of adoption will depend primarily on the Company’s acquisitions occurring after such date, if any.

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

The Newman’s Own® Organics, Caribou Coffee®, Celestial Seasonings®, Kahlua®, Emeril’s®, Gloria Jean’s®, Bigelow® and Wolfgang Puck® brands are licensed to us for exclusive use in the Keurig® Single-Cup Brewing system. During the second quarter of fiscal 2011, we entered into agreements with Dunkin’ Donuts and Starbucks Corporation to make each brand’s coffee and Starbucks’ Tazo® tea available in single-serve K-Cup® portion packs. In April 2011, we entered into an agreement with ConAgra Foods, Inc. to make Swiss Miss® Hot Cocoa available in K-Cup® portion packs.

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

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single-Cup brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® portion packs. As part of this strategy, we work to sell our At Home (“AH”) brewers at attractive price points in order to drive the sales of profitable K-Cup® portion packs. The fundamental nature of our business model, we believe, is that over time, brewers will begin to contribute a smaller percentage of total revenue relative to K-Cup® portion packs leading to higher overall operating margins.

In recent years, the Company’s growth has been driven predominantly by the growth and adoption of the Keurig® Single-Cup Brewing system which includes sales of K-Cup® portion packs and Keurig® Single-Cup Brewers.

We periodically conduct consumer surveys to understand better our consumers’ preferences and behaviors. In recent Company surveys, we have learned that consumers prefer our Keurig® Single-Cup Brewing Systems for three main reasons (which we see as our competitive advantages):

1.	Quality – expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2.	Convenience – The Keurig system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

3.

Choice – With more than 250 varieties of K-Cup® portion packs available for the system many consumers enjoy exploring and trying new brands. In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas and coffees, cocoa and other dairy-based beverages, in K-Cup® portion packs, including chai latte and mocha varieties.

We believe it’s the combination of these attributes that make the Keurig® Single-Cup system so appealing to so many consumers.

The Company’s sales and earnings growth continues to be driven by consumer adoption of the Keurig® Single-Cup Brewing system. We’re taking several steps to capitalize on that growth opportunity by focusing on continued adoption of our Keurig® Single-Cup brewing systems and increasing consumer awareness of and interest in the convenience, quality and choice represented by the Keurig® Single-Cup system. Along with growing recognition of the Keurig brand, we believe our partner brewer brands – Breville, Cuisinart and Mr. Coffee – offering Keurig-brewed technology will help drive incremental system awareness and adoption. Looking forward, we believe we have significant opportunity to increase the number of Keurig consumers.

We believe we can continue to grow sales by increasing customer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other opportunities.

For the third quarter of fiscal 2011, the Company’s net sales of $717.2 million represented growth of 127% over the third quarter of fiscal 2010 with approximately 82% of our consolidated net sales attributed to the combination of K-Cup® portion packs and Keurig® Single-Cup Brewers and related accessories. The primary drivers of the increase in net sales were the 136% increase in total K-Cup® portion pack net sales totaling $485.4 million, which includes Van Houtte, and the 66% increase in total Keurig® Single-Cup Brewer and accessory net sales which totaled $105.4 million.

Gross profit for the third quarter of fiscal 2011 was $264.1 million, or 36.8% of net sales as compared to $108.9 million, or 34.4% of net sales, in the prior year period. The improvement of gross margin is due primarily to a shift in the Company’s sales mix. Net sales from Keurig® brewers and related accessories were lower as a percentage of total Company net sales in the third quarter of fiscal 2011 compared to the prior year period . The Company sells the majority of Keurig® brewers approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, including fulfillment charges, returns and warranty expense. The decrease in Keurig® brewer and accessory sales as a percentage of total sales positively affected the Company’s gross margin by approximately 270 basis points. In addition the Company initiated price increases on K-Cup®

portion packs in the first quarter of fiscal 2011 and late in the third quarter of fiscal 2011 to offset higher green coffee and other input costs. The impact of these price increases improved gross margin by approximately 380 basis points. The benefit from the price increases was offset by higher green coffee costs in the third quarter of fiscal 2011 compared to the prior year period, which decreased the Company’s gross margin by approximately 390 basis points.

Management is focused on executing on the above stated growth strategy to drive Keurig® Single-Cup Brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® portion packs. To date, we have seen an increase in overall income before tax margins as we leverage selling, operating, general and administrative expense (“S,G&A”) resources on a higher sales base and in later years improve gross margins as K-Cup® portion packs increase as a percentage of the overall sales mix. In the third quarter of fiscal 2011 S,G&A as a percentage of sales, improved to 20.2% in the third quarter of fiscal 2011 from 22.4% in the third quarter of fiscal 2010.

We continually monitor all costs including coffee as we review our pricing structure. Cyclical swings in commodity markets are common and the most recent years have been especially volatile for the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange). The “C” price of coffee has been increasing consistently during fiscal 2011, and coffee prices are expected to remain volatile in the coming years. To help mitigate this volatility, we generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required. The Company implemented price increases during the first quarter of fiscal 2011 and late in the third quarter of fiscal 2011 on all K-Cup® portion packs. These price increases may result in lower unit volume than we would have otherwise experienced keeping prices constant.

The Company offers a one-year warranty on all Keurig® Single-Cup brewers it sells and provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. In addition, sales of Keurig® Single-Cup coffee brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. The Company continues to experience higher-than-historical rate warranty claims associated with its reservoir brewer models. The Company focuses some of its research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures. As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes. As we continue to innovate, and our products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty or sales returns rates to possibly fluctuate going forward, so that they may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

The Company used its cash from operations to fund increases in working capital and capital expenditures to fund the growth of the business, and, in part, the recent acquisition of Van Houtte. In the third quarter of fiscal 2011, cash was used to fund capital expenditures of $76.4 million compared to $31.2 million in the third quarter of fiscal 2010. The increase in capital expenditures was primarily related to manufacturing infrastructure and packaging equipment for K-Cup® portion packs. We currently expect to invest approximately $325.0 million to $350.0 million in capital expenditures during fiscal 2011. For fiscal 2012, we currently expect to invest approximately $650.0 million to $720.0 million in capital expenditures. In addition, as the Company secures new production facilities for future growth it may incur additional capital expenditures in the range of $50.0 million to $60.0 million in fiscal 2012. We also generated $688.9 million this quarter from a public equity offering and concurrent private placement of additional common stock to Lavazza pursuant to Lavazza’s preemptive rights, which was largely used to repay a portion of our outstanding debt under our credit facility. We consistently analyze our short-term and long-term cash requirements to continue to grow the business. We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

2010 Restatement

As discussed in Note 2, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements, we have restated our financial statements and other information.

In this Quarterly Report on Form 10-Q, we are reporting net income of $18.4 million and $52.5 million for the thirteen and thirty-nine weeks ended June 26, 2010, respectively, compared to $18.6 million and $55.8 million, respectively, that we reported in our Form 10-Q dated August 5, 2010. This decrease results from the restatement and errors of the same type that gave rise to the restatement as previously disclosed in our Annual Report on Form 10-K for the year ended September 25, 2010.

In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the fiscal years 2009, 2008, 2007 and 2006 and for the first three quarters of fiscal 2010.

Business Segments

The Company manages its operations through three operating segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”) created primarily from the recently acquired Van Houtte business.

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

KBU, a pioneer and leading manufacturer of gourmet single-cup brewing systems, targets its premium patented single-cup brewing systems for use both at-home (“AH”) and away-from-home (“AFH”), mainly in North America. KBU sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup® portion packs produced mainly by SCBU and CBU to retailers principally processing its sales orders through fulfillment entities for the AH channels. KBU sells AFH single-cup brewers to distributors for use in offices. KBU also sells AH brewers, a limited number of AFH brewers and K-Cup® portion packs directly to consumers. KBU earns royalty income from K-Cup® portion packs when shipped by its third party licensed roasters, except for shipments of K-Cup® portion packs to KBU, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by KBU. In addition, through the second quarter of fiscal 2011, KBU earned royalty income from K-Cup® portion packs when shipped by SCBU and CBU.

CBU sources, produces and sells coffees in a variety of packaging formats, including K-Cup® portion packs, whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands. These varieties are sold primarily to wholesale channels, including supermarkets and retail, and through office coffee services to offices, convenience stores and restaurants mainly throughout North America. The CBU segment also includes the Van Houtte U.S. Coffee Service business (“Filterfresh”) which is currently classified as held for sale (see Note 8, Assets Held For Sale). CBU also manufactures brewing equipment and is responsible for all Company coffee brand sales in the grocery channel in Canada.

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

Expenses related to certain centralized administrative functions including Finance, Human Resources, Information System Technology and Legal are allocated to the SCBU and KBU operating segments. Expenses not specifically related to the SCBU, KBU or CBU operating segments are recorded in the “Corporate” segment. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU segment. Keurig related goodwill and intangibles are included in the KBU segment. Van Houtte related goodwill and intangibles are included in the CBU segment.

The Company analyzes its business and records net sales on a segment basis and eliminates intersegment sales as part of its financial consolidation process. Intersegment sales primarily consist of SCBU and CBU sales of K-Cup® portion packs to KBU, KBU sales of single-cup brewers to SCBU and CBU, and through the second quarter of fiscal 2011 KBU royalty income from K-Cup® portion packs when shipped by SCBU and CBU.

As described in the Company’s Annual Report on Form 10-K for the fifty-two weeks ended September 25, 2010 Item 9A. Controls and Procedures, management’s planned actions to remediate the material weakness related to the financial consolidation process included a thorough review of the processes and procedures used in the Company’s intercompany accounting, including an evaluation of possible methods to simplify and automate certain aspects related to intercompany transactions. As a result of this review, effective with the beginning of the Company’s third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of K-Cup® portion packs, thus removing the need to eliminate royalty income during the financial consolidation process.

In addition, while previously the Company recorded intersegment sales and purchases of brewers and K-Cup® portion packs at a markup, during the third quarter of fiscal 2011, the Company unified the standard costs of brewer and K-Cup® portion pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® portion packs at new unified standard costs. This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.

As a result of the unification of the standard costs of brewers and K-Cup® portion packs during the third quarter of fiscal 2011, the Company’s segment inventories were revalued and an adjustment was recorded by the respective segments which resulted in an increase in cost of sales and a decrease in inventories. This adjustment was offset with the reversal of the elimination of intersegment markup in inventories in the consolidation process resulting in no impact to the Company’s consolidated results.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with generally accepted accounting principles (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses. We refer to these performance measures as non-GAAP income before taxes, non-GAAP net income and non-GAAP diluted earnings per share. These non-GAAP measures exclude transaction expenses related to the Company’s acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition; legal and accounting expenses related to the SEC inquiry, the Company’s internal investigation and pending litigation; and non-cash related items such as amortization of identifiable intangibles and losses incurred on the extinguishment of debt, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because the Company’s management uses these non-GAAP measures in discussing and analyzing its results of operations and because it believes the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. For example, the Company excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of the Company’s operating performance.

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

Acquisitions

On December 17, 2010, the Company acquired its Van Houtte business through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and the $1.45 billion credit facility. The CBU consists of the operations of Van Houtte.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Thirty-nine weeks ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
		(As Restated)		(As Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.2%	65.6%	66.5%	68.3%

Gross profit	36.8%	34.4%	33.5%	31.7%

Selling and operating expenses	13.3%	14.4%	13.1%	14.5%
General and administrative expenses	6.9%	8.0%	6.9%	7.4%

Operating income	16.6%	12.0%	13.5%	9.8%

Other income (expense)	0.0%	0.0%	0.1%	0.0%
Gain (loss) on financial instruments, net	0.1%	0.0%	(0.6)%	0.0%
(Loss) gain on foreign currency, net	(0.1)%	0.0%	0.2%	0.0%
Interest expense	(4.2)%	(0.5)%	(2.7)%	(0.3)%

Income before income taxes	12.4%	11.5%	10.5%	9.5%

Income tax expense	(4.4)%	(5.7)%	(4.0)%	(4.2)%

Net Income	8.0%	5.8%	6.5%	5.3%

Net income attributable to noncontrolling interests	0.1%	0.0%	0.1%	0.0%

Net income attributable to GMCR	7.9%	5.8%	6.4%	5.3%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below (in millions):

	Net sales		Net sales
	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
		(As Restated)		(As Restated)
SCBU	$296.9	$157.2	$769.5	$445.5
KBU	305.4	159.4	934.5	538.2
CBU	114.9	—	235.0	—
Corporate	—	—	—	—

Total Company	$717.2	$316.6	$1,939.0	$983.7

	Income before taxes		Income before taxes
	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
		(As Restated)		(As Restated)
SCBU	$73.4	$27.7	$216.0	$86.8
KBU	44.8	23.7	96.7	50.7
CBU	13.4	—	15.8	—
Corporate	(42.9)	(10.3)	(100.5)	(32.3)
Inter-company eliminations	—	(4.6)	(24.6)	(11.7)

Total Company	$88.7	$36.5	$203.4	$93.5

Thirteen weeks ended June 25, 2011 versus thirteen weeks ended June 26, 2010

Revenue

Company Summary

Net sales for the third quarter of fiscal 2011 increased 127% to $717.2 million, up from $316.6 million reported in the third quarter of fiscal 2010 (“the prior year period”). Included in these results are the net sales from the Van Houtte acquisition, which contributed approximately $111.7 million to net sales, after eliminating the effect on consolidated net sales of K-Cup® portion pack sales to Keurig by Van Houtte and to Van Houtte from the SCBU as well as Keurig sales of Keurig® Single-Cup Brewers to Van Houtte. The primary drivers of the increase in the Company’s net sales were the 136%, or $279.7 million, increase in total K-Cup® portion pack net sales, which includes Van Houtte, and the 66%, or $42.0 million, increase in Keurig® Single-Cup Brewer and accessories sales. Approximately 82% of net sales this past quarter were from the Keurig® Single-Cup Brewing system and its recurring K-Cup® portion pack revenue with total K-Cup® portion pack net sales of $485.4 million and total brewer and accessory net sales of $105.4 million.

The Company implemented price increases during the first quarter of fiscal 2011 and late in the third quarter of fiscal 2011 on all K-Cup® portion packs. In the third quarter of fiscal 2011, we believe the price increases improved net sales by approximately 13% over what net sales would have been if calculated based on the pricing for K-Cup® portion packs in effect during the prior year period.

SCBU

SCBU segment net sales increased by $139.7 million or 89%, to $296.9 million in the third quarter of fiscal 2011 as compared to $157.2 million in the prior year period with the primary driver being the continued growth in sales from K-Cup® portion packs.

KBU

KBU segment net sales increased by $146.0 million, or 92%, to $305.4 million in the third quarter of fiscal 2011 as compared to $159.4 million reported in the prior year period. The increase in KBU segment net sales was due to a 66%, or $40.1 million, increase in single-cup brewer and accessories sales and a 124%, or $112.1 million, increase in K-Cup® portion pack sales to retailers and consumers.

CBU

The Van Houtte acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended June 25, 2011, CBU segment net sales were $114.9 million.

Gross Profit

Gross profit for the third quarter of fiscal 2011 was $264.1 million, or 36.8% of net sales as compared to $108.9 million, or 34.4% of net sales, in the prior year period. The improvement of gross margin is due primarily to a shift in the Company’s sales mix. Net sales from Keurig® brewers and related accessories were lower as a percentage of total Company net sales in the third quarter of fiscal 2011 compared to the prior year period . The Company sells the majority of Keurig® brewers approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, including fulfillment charges, returns and warranty expense. The decrease in Keurig® brewer and accessory sales as a percentage of total sales positively affected the Company’s gross margin by approximately 270 basis points. In addition the Company initiated price increases on K-Cup® portion packs in the first quarter of fiscal 2011 and late in the third quarter of fiscal 2011 to offset higher green coffee and other input costs. The impact of these price increases increased gross margin by approximately 380 basis points. The benefit from the price increases was offset by higher green coffee costs in the third quarter of fiscal 2011 compared to the prior year period, which decreased the Company’s gross margin by approximately 390 basis points.

Selling, Operating, General and Administrative Expenses

Company selling, operating, general and administrative expenses (“S,G&A”) increased 104% to $144.8 million in the third quarter of fiscal 2011 from $71.0 million in the prior-year period. The increase was attributed to approximately $38.1 million of SG&A incurred in the CBU segment, as a result of the Van Houtte acquisition, and an increase of $12.4 million in marketing and promotional activities, primarily related to our spring advertising campaign.

As a percentage of sales, S,G&A improved to 20.2% in the third quarter of fiscal 2011 from 22.4% in the prior year period. Third quarter 2011 general and administrative expenses included approximately $11.8 million in amortization of identifiable intangibles (including $6.3 million of amortization included in the CBU segment), as compared to $4.3 million of amortization of identifiable intangibles and $4.0 million of acquisition-related expenses in the prior year period.

Gain (Loss) on Financial Instruments

The Company incurred $0.5 million in net gains on financial instruments not designated as hedges for accounting purposes during the third quarter of fiscal 2011. The net gain consisted of $1.0 million fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note receivable denominated in Canadian currency, which was offset primarily by $0.4 million of losses related to de-designation of our interest rate cap as a cash flow hedge due to the extinguishment of our Term B loan.

Foreign Currency Exchange Gain (Loss), Net

The Company has certain assets and liabilities that are denominated in Canadian currency. During the third quarter of fiscal 2011 the Company incurred a net foreign currency loss of approximately $1.0 million primarily related to re-measurement of its alternative currency revolving credit facility and certain intercompany notes with its foreign subsidiary.

Interest Expense

Company interest expense was $29.8 million in the third quarter of fiscal 2011, as compared to $1.5 million in the prior year period due primarily to an increase in outstanding borrowings incurred in connection with the Van Houtte acquisition combined with the loss incurred of $17.1 million as a result of the write-off of debt issuance costs and the original issue discount on the extinguishment of the Term B loan.

Income Taxes

The effective income tax rate for the Company was 35.8% for the third quarter of fiscal 2011, as compared to the Company’s annual estimated tax rate of 38.0%, which is primarily due to earnings from our Canadian operations being taxed at a lower rate than earnings from our U.S. operations. The effective income tax rate for the third quarter of fiscal 2011 is lower as compared to the effective income tax rate for the third quarter of fiscal 2010 of 49.5%. The 49.5% prior year rate included the tax effect of the recognition of the estimated total $12.0 million non-deductible acquisition-related expenses incurred during the Company’s first, second and third quarters of fiscal 2010 for the Diedrich acquisition which closed during the Company’s fiscal third quarter of fiscal 2010.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Company net income in the third quarter of fiscal 2011 increased 206% to $56.3 million, as compared to $18.4 million in the prior year period. Non-GAAP net income for the thirteen weeks ended June 25, 2011, when excluding amortization of identifiable intangibles related to the Company’s acquisitions, legal and accounting expenses related to the SEC inquiry and loss on extinguishment of debt, increased 167% to $75.7 million from $28.3 million non-GAAP net income in the prior year period which excludes transaction-related expenses for the Diedrich acquisition and amortization of identifiable intangibles related to the Company’s acquisitions.

Company diluted EPS was $0.37 in the third quarter of fiscal 2011, as compared to $0.13 per share in the prior year period. Non-GAAP diluted EPS was $0.49 in the third quarter of fiscal 2011, as compared to $0.21 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended June 25, 2011 and June 26, 2010 (in thousands):

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010
		(As Restated)
Net income	$56,348	$18,400
After tax:
Acquisition-related expenses (1)	—	7,208
SEC inquiry (2)	513	—
Amortization of identifiable intangibles (3)	7,859	2,729
Loss on extinguishment of debt (4)	11,027	—

Non-GAAP net income	$75,747	$28,337

	Thirteen weeks ended June 25, 2011	Thirteen weeks ended June 26, 2010
		(As Restated)
Diluted income per share	$0.37	$0.13
After tax:
Acquisition-related expenses (1)	$—	$0.05
SEC inquiry (2)	$0.00	$—
Amortization of identifiable intangibles (3)	$0.05	$0.02
Loss on extinguishment of debt (4)	$0.07	$—

Non-GAAP net income per share	$0.49	$0.21	*

*	Does not add due to rounding.
(1)	Third quarter of fiscal 2010 reflects the reversal of $4.0 million non-deductible acquisition related expenses and the resulting $3.2 million tax effect. The tax effect reflects the reversal of the tax benefit associated with acquisition related expenses previously incurred during the Company’s first and second quarters of fiscal 2010 for the Diedrich acquisition which closed during the Company’s third quarter of fiscal 2010.
(2)	Represents legal and accounting expenses, net of tax, related to the SEC inquiry and pending litigation classified as general and administrative.
(3)	Represents the amortization of intangibles, net of tax, related to the Company’s acquisitions classified as general and administrative expense.
(4)	Represents the write-off of debt issuance costs and original issue discount, net of tax, primarily associated with the extinguishment of the Term B loan under the Credit Agreement.

Thirty-nine weeks ended June 25, 2011 versus thirty-nine weeks ended June 26, 2010

Revenue

Company Summary

Net sales for the thirty-nine weeks ended June 25, 2011 increased 97% to $1.9 billion, up from $983.7 million reported for the thirty-nine weeks ended June 26, 2010 (“the prior YTD period”). Included in these results are the net sales from the Van Houtte acquisition, which contributed approximately $221.0 million, after eliminating the effect on consolidated net sales of K-Cup® portion pack sales to Keurig by Van Houtte and to Van Houtte from the SCBU, Keurig sales of Keurig® Single-Cup Brewers to Van Houtte and royalties recorded by Keurig from Van Houtte. The two primary drivers of the increase in the Company’s net sales were the 107%, or $635.4 million, increase in total K-Cup® portion pack net sales, which includes Van Houtte, and the 67%, or $164.4 million, increase in Keurig® Single-Cup Brewer and accessories sales. Approximately 85% of net sales for the 2011 YTD period were from the sales of Keurig® Single-Cup Brewing systems and its recurring K-Cup® portion pack revenue with total K-Cup® portion pack net sales of $1.2 billion and total KBU brewer and accessory net sales of $409.6 million.

The Company implemented price increases during the first quarter of fiscal 2011 and late in the third quarter of fiscal 2011 on all K-Cup® portion packs. In the thirty-nine weeks ended June 25, 2011, we believe the price increases improved net sales by approximately 8% over what net sales would have been if calculated based on the pricing for K-Cup® portion packs in effect during the prior YTD period.

SCBU

SCBU segment net sales increased by $324.0 million or 73%, to $769.5 million in the 2011 YTD period as compared to $445.5 million in the prior YTD period. The primary driver of the increase in SCBU’s net sales was an increase in K-Cup® portion pack sales.

KBU

KBU segment net sales increased by $396.3 million, or 74%, to $934.5 million in the 2011 YTD period as compared to $538.2 million reported in the prior YTD period. The increase in KBU segment net sales was primarily due to higher K-Cup® sales to retailers and consumers of approximately $251.5 million which increased 89% over the prior YTD period as well as an increase in single-cup brewer and accessories sales of approximately $156.9 million or 67% over the prior YTD period.

CBU

The Van Houtte acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirty-nine weeks ended June 25, 2011, CBU segment net sales were $235.0 million.

Gross Profit

Gross profit for the 2011 YTD period was $650.5 million, or 33.5% of net sales as compared to $312.3 million, or 31.7% of net sales, in the prior YTD period. The improvement of gross margin is due primarily to a shift in the Company’s sales mix. Net sales from Keurig® brewers and related accessories were lower as a percentage of total Company net sales in the 2011 YTD period compared to the prior YTD period . The Company sells the majority of Keurig® brewers approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, including fulfillment charges, returns and warranty expense. The decrease in Keurig® brewer and accessory sales as a percentage of total sales positively affected the Company’s gross margin by approximately 220 basis points. In addition the Company initiated price increases on K-Cup® portion packs in the first quarter of fiscal 2011 and late in the third quarter of fiscal 2011 to offset higher green coffee and other input costs. The impact of these price increases increased gross margin by approximately 290 basis points. The benefit from the price increases was offset by higher green coffee costs in the 2011 YTD period compared to the prior YTD period, that decreased the Company’s gross margin by approximately 290 basis points.

Selling, Operating, General and Administrative Expenses

Company S,G&A increased 80.4% to $388.3 million in the 2011 YTD period from $215.2 million in the prior YTD period. The increase was attributed to approximately $78.1 million of SG&A incurred in the CBU segment, as a result of the Van Houtte acquisition and approximately $7.2 million of legal and accounting expenses associated with the SEC inquiry, the Company’s internal investigation and pending litigation.

As a percentage of sales, S,G&A improved to 20.0% in the thirty-nine weeks ended June 25, 2011 from 21.9% in the prior year period. In the 2011 YTD period, the Company incurred approximately $10.6 million in transaction-related expenses for the Van Houtte acquisition as compared to $13.9 million for transaction-related expenses for the Diedrich and Timothy’s acquisitions in the prior YTD period. In addition, the Company incurred $29.6 million of amortization of identifiable intangibles in the 2011 YTD period (including $13.0 million of amortization included in the CBU segment), as compared to $9.5 million of amortization of identifiable intangibles for the prior YTD period.

Gain (Loss) on Financial Instruments

The Company incurred $11.8 million in net losses on financial instruments not designated as hedges for accounting purposes during the thirty-nine weeks ended June 25, 2011. The loss was primarily due to a $7.9 million fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note receivable denominated in Canadian currency. The Company also incurred net losses of approximately $3.2 million on derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition and $0.4 million on the de-designation of our interest rate cap as a cash flow hedge due to the extinguishment of the Term B loan under our Credit Agreement.

Foreign Currency Exchange Gain (Loss), Net

The Company has certain assets and liabilities that are denominated in Canadian currency. During the thirty-nine weeks ended June 25, 2011, we incurred a net foreign currency gain of approximately $4.6 million primarily related to re-measurement of its alternative currency revolving credit facility and certain intercompany notes with its foreign subsidiary.

Interest Expense

Interest expense was $52.6 million for the 2011 YTD period, as compared to $3.4 million in the prior YTD period due primarily to an increase in outstanding borrowings related to the Van Houtte acquisition combined with the write-off of approximately $19.7 million of deferred debt issuance costs and original issue discount primarily due to the extinguishment of the Term B loan under the Credit Agreement and the extinguishment of our former credit facility.

Income Taxes

The effective income tax rate for the Company was 38.4% in the 2011 YTD period, as compared to the Company’s annual estimated tax rate of 38.0%. The difference is attributed to the recognition of the non-deductible acquisition-related expenses of the Van Houtte acquisition in the Company’s first quarter of fiscal 2011 partially offset by approximately $2.2 million of income tax benefit in the second quarter of fiscal 2011 related to deductible success-based acquisition fees. The effective income tax rate for the 2011 YTD period is lower as compared to the effective income tax rate for the 2010 YTD period of 43.8%, primarily attributed to non-deductible acquisition expenses incurred in fiscal 2010.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Company net income in the 2011 YTD period increased 136% to $124.1 million, as compared to $52.5 million in the prior YTD period. Non-GAAP net income for the 2011 YTD period, when excluding transaction-related expenses (including write-off of deferred financing expenses on the extinguishment of our former credit facility and foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition); amortization of identifiable intangibles related to the Company’s acquisitions; legal and accounting expenses related to the SEC inquiry and the Company’s internal investigation; and loss on the extinguishment of debt, increased 140% to $173.7 million from $72.5 million non-GAAP net income in the prior YTD period which excludes transaction-related expenses for the Diedrich and Timothy’s acquisitions and amortization of identifiable intangibles related to the Company’s acquisitions.

Diluted weighted average shares outstanding increased 8.5% primarily due to the issuance of approximately 8.6 million shares of common stock to Luigi Lavazza S.p.A (“Lavazza”) on September 28, 2010 and approximately 10.1 million shares on May 11, 2011 from a public offering and concurrent private placement to Lavazza pursuant to its preemptive rights.

Company diluted EPS was $0.83 in the 2011 YTD period , as compared to $0.38 per share in the prior YTD period. Non-GAAP diluted EPS was $1.16 in the 2011 YTD period, as compared to $0.53 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirty-nine weeks ended June 25, 2011 and June 26, 2010 (in thousands):

	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
		(As Restated)
Net income	$124,132	$52,515
After tax:
Acquisition-related expenses (1)	14,524	13,889
SEC inquiry (2)	4,442	—
Amortization of identifiable intangibles (3)	19,514	6,090
Loss on extinguishment of debt (4)	11,027	—

Non-GAAP net income	$173,639	$72,494

	Thirty-nine weeks ended June 25, 2011	Thirty-nine weeks ended June 26, 2010
		(As Restated)
Diluted income per share	$0.83	$0.38
After tax:
Acquisition-related expenses (1)	$0.10	$0.10
SEC inquiry (2)	$0.03	$—
Amortization of identifiable intangibles (3)	$0.13	$0.04
Loss on extinguishment of debt (4)	$0.07	$—

Non-GAAP net income per share	$1.16	$0.53	*

*	Does not add due to rounding.
(1)	The 2011 YTD period reflects direct acquisition-related expenses of $10.6 million ($8.9 million after-tax); the write-off of deferred financing expenses of $2.6 million ($1.6 million after-tax) on our Former Credit Facility in conjunction with the new financing secured for the Van Houtte acquisition; and the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition of $5.3 million ($4.0 million after-tax).

The 2010 YTD period represents the reversal of $13.9 million direct acquisition related expenses. The reversal of the acquisition related expenses had no tax effect YTD because the acquisitions were closed as of the third quarter of fiscal 2010 and the expenses are non-deductible for tax purposes.

(2)	Represents legal and accounting expenses related to the SEC inquiry, the Company’s internal investigation, which concluded in December 2010, and pending litigation, net of tax, classified as general and administrative.
(3)	Represents the amortization of intangibles, net of tax, related to the Company’s acquisitions classified as general and administrative expense.
(4)	Represents the write-off of debt issuance costs and original issue discount, net of tax, primarily associated with the extinguishment of the Term B loan under the Credit Agreement.

Liquidity and Capital Resources

We have principally funded our operations, working capital needs and capital expenditures from operations, borrowings under our credit facility and equity offerings. At June 25, 2011, we had $421.9 million in debt outstanding, $76.1 million in cash and cash equivalents and $449.3 million of working capital. At September 25, 2010, we had $354.5 million in debt outstanding, $4.4 million in cash and cash equivalents and $257.2 million of working capital. The increase in debt, cash and cash equivalents and working capital at June 25, 2011 as compared to September 25, 2010 was primarily attributable to additional borrowings used to finance the acquisition of Van Houtte for $907.8 million, net of cash acquired and proceeds received from a subsequent public equity offering and concurrent private placement that closed on May 11, 2011.

Operating Activities:

Net cash provided by operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation, amortization, provision for sales returns and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities during the thirty-nine weeks ended June 25, 2011 was $174.7 million as compared to $58.0 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to the increase in net income after adding back non-cash depreciation, amortization and provision for sales returns offset with an increase in inventories required to meet sales demand. The increase in our provision for sales returns is consistent with our increase in sales. In addition, we incurred a $19.7 million loss related to the write-off of deferred debt issuance costs and original issue discount primarily on the extinguishment of the Term B loan under our Credit Agreement and the extinguishment of our former credit facility.

Investing Activities:

Investing activities primarily include acquisitions of businesses along with expenditures for equipment.

Cash flows used in investing activities for the thirty-nine weeks ended June 25, 2011 included $907.8 million used in the acquisition of Van Houtte. Capital expenditures were $175.5 million in the 2011 YTD period as compared to $84.4 million for the same period last year. The increase in capital expenditures was primarily related to manufacturing and information technology infrastructure. We currently expect to invest approximately $150.0 million to $175.0 million in capital expenditures during the remainder of fiscal 2011. For fiscal 2012, we currently expect to invest approximately $650.0 million to $720.0 million in capital expenditures. In addition, as the Company secures new production facilities for future growth it may incur additional capital expenditures in the range of $50.0 million to $60.0 million in fiscal 2012.

Financing Activities:

Cash provided by financing activities for the thirty-nine weeks ended June 25, 2011 totaled $986.2 million that included term loan borrowings primarily under our Credit Agreement with Bank of America, N.A. and other lenders, dated December 17, 2010 (“Credit Agreement”), as amended and restated on June 9, 2011 (“Restated Credit Agreement”), totaling $796.4 million along with net borrowings under our revolving credit facilities of $165.8 million. Repaid borrowings totaling $906.7 million were principally related to the former credit facility that preceded the Credit Agreement and the term loan B under our Credit Agreement. In connection with the Credit Agreement and the Restated Credit Agreement, we incurred $45.8 million in direct financing fees. We received $938.5 million, net of transaction related expenses, from the issuance of 18,654,535 shares of common stock through a public equity offering and two private placements to Lavazza pursuant to its preemptive rights and $9.6 million from the exercise of employee stock options. In addition, cash flows from operating and financing activities included a $29.2 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options. As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable, however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under our Restated Credit Agreement we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a $248.4 million term loan A facility. At June 25, 2011, we had $248.4 million outstanding under the term loan A facility, $170.2 million outstanding under the revolving credit facilities and $4.3 million in outstanding letters of credit with $825.5 million available for borrowing.

The term loan A facility requires quarterly principal repayments and matures in June 2016. The revolving credit facilities mature in June 2016. The term loan A and revolving credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon the Company’s leverage ratio. The average effective interest rate at June 25, 2011 was 3.4%, up from 2.7% at September 25, 2010, excluding the amortization of deferred financing charges.

The Restated Credit Agreement is secured by substantially all assets of the Company and its domestic wholly-owned material subsidiaries. The Restated Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; merger and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Restated Credit Agreement requires the Company to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio. At June 25, 2011, the Company was in compliance with these covenants. In addition, the Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

The Company is party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under its credit facilities to a fixed rate versus the 30-day Libor rate. The total notional amounts of these swaps at June 25, 2011 and September 25, 2010, was $233.0 million and $79.8 million, respectively. In addition, the Company has an interest rate cap to limit the interest rate exposure of $167.0 million in variable-rate borrowings.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At June 25, 2011 and September 25, 2010, we estimate we would have paid $8.0 million and $2.7 million (gross of tax), respectively, if we terminated the swap agreements. We designate the swap as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).

For the thirteen weeks ended June 25, 2011 and June 26, 2010, the Company paid approximately $1.3 million and $0.6 million, respectively, in additional interest expense pursuant to swap agreements. For the thirty-nine weeks ended June 25, 2011 and June 26, 2010, the Company paid approximately $2.6 million and $1.9 million, respectively, in additional interest expense pursuant to swap agreements.

We believe that our cash flows from operating activities, existing cash and our credit facility will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next 12 months. We continuously evaluate our capital requirements and access to capital. We may opt to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt (1)	Operating Lease Obligations	Purchase Obligations	Total
Less than 1 year	$126	$4,861	$386,113	$391,100
1 - 3 years	26,308	42,266	601,034	$669,608
3 - 5 years	394,432	15,483	35,520	$445,435
Greater than 5 years	1,048	7,316	2,100	$10,464

Total	$421,914	$69,926	$1,024,767	$1,516,607

(1)	Long-Term Debt includes capital lease obligations.

In addition, we have $16.7 million in unrecognized tax benefits primarily as the result of recent acquisitions of which we are indemnified for $5.1 million expiring in September 2014 and $11.3 million expiring in June 2015. We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”), which provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company the amendment is effective for fiscal 2012. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

In May 2011, the Financial Accounting Standards Board issued an ASU to Topic 820 on fair value measurement. The ASU provides amendments to achieve common fair value measurements and disclosure requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements for fair value measurements. The amendments (i) clarify the Board’s intent that the highest and best use concept for fair value measurement are only relevant in measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities, (ii) include requirements for the measurement of fair value for instruments classified in shareholders’ equity, and (iii) clarifies that an entity should disclose quantitative information about unobservable inputs used in the fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also contain (i) provisions that permit fair value measurement on a net asset or liability position as opposed to on a gross basis if the reporting entity manages its financial instruments on a net exposure basis, (ii) clarifies that the application of a premium or discount in fair value measurements is related to the unit of account for the asset or liability being measured at fair value, and (iii) provides additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which is fiscal 2012 for the Company. Early application is not permitted for the Company. The Company is currently evaluating the effect, if any, that the adoption of this amended guidance may have on its financial statements, however, the Company does not expect it to have a material effect on its fair value measurements or disclosures.

In December 2010, the Financial Accounting Standards Board issued an ASU for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010, which is fiscal 2012 for the Company. The effect of adoption will depend primarily on the Company’s acquisitions occurring after such date, if any.

Factors Affecting Quarterly Performance

Historically, the Company has experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather, product quality and special or unusual events. Because of the seasonality our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,”

“expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating the Company’s acquisitions, the Company’s success in introducing and producing new product offerings, the ability of lenders to honor their commitments under the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, the Company’s ability to continue to grow and build profits in the At Home and Away from Home businesses, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, the impact of the inquiry initiated by the SEC and any related litigation or additional governmental investigative or enforcement proceedings, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this filing. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly filings.

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

	Expected maturity date
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	$—	$—	$—	$—	$—	$185,651	$185,651
Average interest rate	2.8%	2.8%	2.8%	2.8%	2.8%	2.8%	2.8%
Fixed rate (in thousands)	$126	$6,697	$6,691	$12,919	$19,167	$190,663	$236,263
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

At June 25, 2011, we had $185.7 million outstanding debt obligations subject to variable interest rates. Should interest rates (Libor and Prime rates) increase by 100 basis points, we would incur additional interest expense of $1.9 million annually. As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements. On June 25, 2011, the effect of our interest rate swap agreements was to limit the interest rate exposure on $233.0 million of the outstanding balance of the Credit Agreement to a fixed rate versus the 30-day Libor rate.

Commodity price risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “C” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace. At June 25, 2011, the Company had approximately $504.8 million in green coffee purchase commitments, of which approximately 77.8% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales. The Company had no outstanding coffee futures contracts at June 25, 2011 and September 25, 2010.

We are exposed to approximately $112.1 million in un-hedged green coffee purchase commitments that do not have a fixed price. A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments by approximately $11.2 million.

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

At June 25, 2011, we had a 5-year cross-currency swap of CDN $150.0 million that was not designated as a hedging instrument for accounting purposes, which largely offset the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. The cross-currency swap is amortized over 5 years matching the amortization of the repayment on the note receivable. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the US dollar value of the Canadian dollar inter-company note. We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars, are largely offset by increases or decreases associated with our alternative currency revolving credit facility that is also denominated in Canadian dollars.

The market risk associated with the foreign exchange contracts resulting from currency exchange rate movements is expected to mitigate the market risk of the underlying obligation being hedged. Our net un-hedged assets (liabilities) denominated in a currency other than the functional currency were approximately $0.4 million at June 25, 2011. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets (liabilities) by approximately $40,000 with a corresponding charge to operations. In addition, at June 25, 2011 our net investment in our Canadian subsidiaries was approximately $510.0 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our Canadian subsidiaries by approximately $51.0 million with a corresponding charge to other comprehensive income.

Item 4. Controls and Procedures

Background

As previously disclosed under Part II–Item 9A–Controls and Procedures in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010, management concluded that the Company’s internal control over financial reporting was not effective as of September 25, 2010 based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission due to material weaknesses related to the Company’s financial statement consolidation process and the Company’s accruals related to marketing and customer incentive programs. Those material weaknesses resulted in the misstatement and audit adjustments of financial statement line items and related financial disclosures to the Company’s previously issued consolidated financial statements.

The Company’s management has been actively engaged in the implementation of remediation efforts to address the material weaknesses. For a complete description of management’s remediation plan, see Part I–Item 9A–Controls and Procedures in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 25, 2011. Based on that evaluation and the material weaknesses referenced above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 25, 2011.

Progress on Plan for Remediation

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses related to the Company’s financial statement consolidation process and the Company’s accruals related to marketing and customer incentive programs, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management believes that these material weaknesses arose due to the Company’s rapid growth, both organically and through acquisitions, outpacing the development of the Company’s accounting infrastructure. During the first three quarters of fiscal 2011, the following changes to our internal control over financial reporting were made to address the material weaknesses:

•

Management has performed a review of the processes and procedures used in the Company’s intercompany accounting, and has implemented changes to the intercompany sales and profit elimination processes, including:

•	introducing a systemic tracking of intercompany sales in the general ledger using specific department codes to identify intercompany sales;

•

implementation of a consistent process for the calculation of intercompany profit margin on brewers and K-Cup® portion packs, which includes reconciliation to the general ledger to ensure completeness of the margin elimination and consistent valuation of brewers and K-Cup® portion packs in ending inventories; and

•

in the third quarter of fiscal 2011 management implemented uniform inventory standard costs across its segments and updated the intercompany selling prices to equal the standard cost of the item to simplify the elimination of intercompany profit. In addition, the Keurig business unit discontinued the practice of recording intercompany royalty income.

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

•	In the third quarter of 2011 the Enterprise sales teams attended a training session at their national sales meeting to review revenue recognition and trade promotion policy and regulation.

•

In the second quarter of fiscal 2011 management began a thorough review of the Company’s finance and accounting departments to ensure that the areas of responsibilities are properly matched to the staff competencies. Management has identified the need for 5 key management, financial reporting and control and policy positions for which they are now actively recruiting.

•	Management has strengthened controls related to the accounting for customer incentives at both the SCBU and the KBU by:

SCBU

•	implementing a more thorough review of unapplied deductions and establishing a new reconciliation process to ensure the accuracy and completeness of the accrual for customer incentives.

KBU

•

implementing a centralized process to track all customer incentive programs to provide greater visibility of accruals and discounts and allow management to effectively assess the appropriate accounting treatment of each program;

•	requiring that the Keurig Vice President of Sales review and approve all customer incentive programs and ensure that the terms and conditions of these programs are fully documented;

•	requiring that the Keurig Vice President of Finance and Keurig Controller review final program documents to determine the proper accounting treatment for each program;

•

instituting a quarterly meeting among the Keurig Vice President of Sales, Keurig Controller and all Sales Directors to review all customer incentive program documents and customer communications in order to assure accurate accounting for such programs; and

•	requiring that the Keurig Vice President of Finance approve any deductions taken by retailers that were not detailed in final program documentation.

Remediation of the material weaknesses continues to be a top priority for management and we will continue to further evaluate opportunities for improvement and work diligently to improve our internal controls over financial reporting. As of the end of the fiscal quarter ended June 25, 2011, management had not yet completed its full remediation efforts and any remediation actions put in place must be effective over a period of time, fully documented and tested.

Changes in Internal Control over Financial Reporting

As a result of the remediation efforts noted above, there were changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 25, 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

On October 1, 2010, Keurig filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers. The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938). Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages. On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case. The court denied that request so those issues will be resolved in due course during the litigation.

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

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits:

4.1	Amended and Restated Credit Agreement dated as of June 9, 2011 among Green Mountain Coffee Roasters, Inc., Bank of America, N.A. and the other lender parties thereto.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	08/03/2011	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date:	08/03/2011	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer