Form 10-Q/A
period 2011-06-25
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2011-08-08
CIK 909954

U.S. SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

Green Mountain Coffee Roasters, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend Part 1, Item 1 of its Quarterly Report on Form 10-Q for the thirteen weeks ended June 25, 2011, as filed with the Securities and Exchange Commission on August 3, 2011 (the “Original Filing”), to correct a typographical error in the date of the Unaudited Consolidated Statements of Operations for the thirty-nine weeks ended June 25, 2011 and June 26, 2010 (as restated) found on page 3 of the Original Filing. The amended filing corrects the column headings of the two fiscal periods on page 3 by replacing “thirteen weeks ended” with “thirty-nine weeks ended.” No other revisions or amendments have been made to Item 1 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits:

4.1	Amended and Restated Credit Agreement dated as of June 9, 2011 among Green Mountain Coffee Roasters, Inc., Bank of America, N.A. and the other lender parties thereto (incorporated by reference to Exhibit 4.1 in the Quarterly Report on Form 10-Q for the quarter ended June 25, 2011 filed with the Securities and Exchange Commission on August 3, 2011).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	08/08/2011	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date:	08/08/2011	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer