Form 10-K
period 2011-09-24
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2011-11-14
CIK 909954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 24, 2011

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

(802) 244-5621

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	The Nasdaq Global Select Market

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 26, 2011 was approximately $7,740,000,000 based upon the closing price of such stock on March 25, 2011.

As of November 9, 2011, 154,624,238 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

GREEN MOUNTAIN COFFEE ROASTERS, INC,

Annual Report on Form 10-K

For

Fiscal Year Ended September 24, 2011

PART I

Item 1.	Business

Overview

Green Mountain Coffee Roasters, Inc. (“GMCR”) is a leader in the specialty coffee and coffee maker businesses. We roast high-quality Arabica bean coffees including single-origin, Fair Trade CertifiedTM, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® portion packs, whole bean and ground coffee selections, as well as other specialty beverages including tea, hot apple cider and hot cocoa also offered in K-Cup® portion packs. We manufacture and sell the Keurig® single-cup brewing system for use with K-Cup® portion packs and are an emerging leader in sales of coffee makers and single-cup brewing systems. As of the end of our 2011 fiscal year, we had the top four best-selling coffee makers by dollar volume according to the NPD Group for consumer market research data. Under the Keurig® brand name, we offer a variety of commercial and home use brewers for the Away From Home (“AFH”) channel and for the At Home (“AH”) channel that are differentiated by features and size.

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

Our growth strategy involves developing and managing marketing programs to drive Keurig® single-cup brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® portion packs. As part of this strategy, we work to sell our AH brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable K-Cup® portion packs. In addition, we have license agreements with Breville Group Limited, Jarden Inc., producer of Mr. Coffee® brand coffee makers, and Conair, Inc., producer of Cuisinart® brand coffee makers, under which each produce, market and sell coffee makers co-branded with Keurig-brewing technology. The fundamental nature of our business model, we believe, is that over time, brewers will begin to contribute a smaller percentage of total revenue relative to K-Cup® portion packs leading to higher overall operating margins.

In recent years, the Company’s growth has been driven predominantly by the growth and adoption of the Keurig® single-cup brewing system which includes sales of K-Cup® portion packs and Keurig® single-cup brewers. In fiscal 2011, approximately 84% of our consolidated net sales were attributed to the combination of K-Cup® portion packs and Keurig® single-cup brewers and related accessories

We periodically conduct consumer surveys to understand better our consumers’ preferences and behaviors. In recent Company surveys, we have learned that consumers prefer our Keurig® single-cup brewing systems for three main reasons (which we see as our competitive advantages):

1.	Quality—expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2.	Convenience—the Keurig system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

3.

Choice—with more than 200 varieties of K-Cup® portion packs available for the system many consumers enjoy exploring and trying new brands. In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas and coffees, hot cocoa and other dairy-based beverages, in K-Cup® portion packs.

We believe it’s the combination of these attributes that make the Keurig® single-cup system so appealing to so many consumers.

We are focused on building our brands and profitably growing our business. We believe we can continue to grow sales by increasing customer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other opportunities, including strategic acquisitions and other strategic relationships. Over the past two years, we have completed acquisitions of three licensed roasters to ensure adequate capital investment in the growth and expansion of K-Cup® portion packs and to better serve our consumers by further strengthening our diverse distribution channels. These acquisitions were:

•

In December 2010, we acquired LJVH Holdings Inc. (“Van Houtte”) owner of Van Houtte® and other brands, based in Montreal, Canada. We believe this acquisition provides significant growth opportunities, particularly in Canada, and further advances our objective of becoming a leader in the competitive coffee and coffee maker business in North America.

•

In May 2010, we acquired Diedrich Coffee, Inc. (“Diedrich”), which enables us to more effectively reach consumers in the southern California region and to take advantage of manufacturing and distribution synergies in that region. The acquisition included Diedrich Coffee® and Coffee People® brands and a perpetual royalty-free license in the United States for the Gloria Jean’s® coffee brand for use in K-Cup® portion packs.

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

On May 11, 2011, concurrent with our public offering of approximately 9.5 million shares of our common stock, we completed a sale of 608,342 shares of our common stock to Luigi Lavazza S.p.A. (“Lavazza”), pursuant to the Common Stock Purchase Agreement entered into between the Company and Lavazza on May 6, 2011. The purchase allowed Lavazza to maintain the same ownership percentage established on September 28, 2010 when we issued 8.6 million shares for $250.0 million pursuant to a common stock purchase agreement with Lavazza.

We continue to examine opportunities for business relationships with other strong national/regional brands to create additional K-Cup® products that will help augment consumer demand for the Keurig® single-cup brewing system.

In February 2011, we entered into a multi-year manufacturing and distribution agreement under which GMCR manufactures K-Cup® portion packs for Dunkin’ Brands, Inc. using coffee sourced and roasted to Dunkin’ Donuts’ exacting specifications. Dunkin’ K-Cup® portion packs became available at participating Dunkin’ Donuts™ restaurants in August of 2011.

In March 2011, we entered into a strategic multi-year relationship for the manufacturing, marketing, distribution and sale of Starbucks® and Tazo® tea branded K-Cup® portion packs. Starbucks and GMCR will make Starbucks K-Cup® portion packs available through food, drug, mass merchandisers, club, specialty and department store retailers throughout the U.S. beginning in November 2011. The companies expect to make Starbucks K-Cup® portion packs available at retail stores in Canada and through one of GMCR’s consumer-direct websites: www.keurig.com, and Starbucks consumer-direct website: www.starbucks.com by the beginning of 2012. The companies expect to further expand Starbucks K-Cup® portion pack and Keurig® single-cup brewing system distribution to Starbucks stores in the latter part of 2012.

In addition to expanding consumer choice in the system, we believe these relationships fuel new excitement for current Keurig owners and users; raise system awareness; and attract new consumers to the system. These relationships were established with careful consideration of potential economics and with the expectation that these relationships will (1) enhance overall Keurig® single-cup brewing system consumer satisfaction, and (2) lead to increased Keurig® single-cup brewing system awareness and household adoption through the participating brand’s advertising and merchandising activities.

We are focused on continued innovation both in single serve brewing systems and beverage development for North American consumers. We are working with Lavazza to co-develop a new single-serve espresso machine that we believe would complement our Keurig® single-cup brewers. We also have a new Keurig® filtered coffee brewing platform in development and currently it is in consumer testing. We anticipate that we will be producing portion packs for this new single serve brewing platform in 2012.

We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other synergistic opportunities. Management is focused on executing on the above stated growth strategy to drive Keurig® single-cup brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® portion packs or other portion packs related to new brewer platforms.

Net Sales

For fiscal 2011, approximately 84% of our fiscal 2011 consolidated net sales were attributed to the combination of K-Cup® portion packs and Keurig® single-cup brewers and related accessories. The Company’s net sales of $2,650.9 million was comprised of $1,704.0 million K-Cup® portion pack net sales, $524.7 million Keurig® single-cup brewer and accessories net sales and $422.2 million of other product sales such as whole bean and ground coffee selections in bags, fractional packages as well as cups, lids and ancillary items to our customers in North America.

Corporate Information

Green Mountain Coffee Roasters, Inc. is a Delaware corporation formed in July 1993. Our corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The main telephone number is (802) 244-5621, and our e-mail address for investor information is investor.services@gmcr.com. The address of our Company’s website is www.GMCR.com.

Corporate Objective and Philosophy

Our Company’s objective is to be a leader in the coffee business by selling high-quality, premium coffee and innovative coffee brewing systems that consistently provide a superior coffee experience. Increasingly, we are also developing expertise in providing other brewing system beverage choices.

Our purpose statement: “We create the ultimate beverage experience in every life we touch from tree to cup—transforming the way the world views business” guides our approach to business.

Our business mission: “A brewer on every counter and a beverage for every occasion drives our strategy.”

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

Patented Single-Cup Brewing Technology. The Company holds U.S. and international patents covering a range of its portion pack, packaging line and brewing technology innovations, with additional patent applications in process. Our patented single-cup brewing technology, embodied in our portfolio of premium quality machines, provides the benefits of convenience, variety and great taste consistently from cup to cup. The Keurig® single-cup system is based on three fundamental elements:

•

Patented and proprietary K-Cup® portion packs, which contain precisely portioned amounts of gourmet coffees, cocoa, teas and other beverages in a sealed, low oxygen environment to help maintain freshness.

•	Specially designed proprietary high-speed packaging lines that manufacture K-Cup® portion packs using freshly-roasted and ground coffee as well as tea, cocoa and other beverages.

•

Premium quality brewers that precisely control the amount, temperature and pressure of water to provide a cup of coffee, tea, cocoa or other beverage of a consistent high quality in less than a minute when used with K-Cup® portion packs.

While the brewing system has been designed and optimized for producing consistent, high-quality coffee, we have expanded our beverage selection to include other beverages such as hot apple cider, hot cocoa, brew-over-ice teas and coffees. We believe these new beverages may help to increase brewer usage occasions and enhance consumer satisfaction. New beverage development work has also generated proprietary know how and/or patent applications.

Through K-Cup® portion packs, we offer the industry’s widest selection of gourmet branded coffees, teas, hot cocoas and other beverages in a proprietary single-cup format. Consumers can choose from over 200 varieties of K-Cup® portion packs. K-Cup® portion pack brands include:

•	Barista Prima®

•	Bigelow®

•	Café Escapes®

•	Caribou Coffee®

•	Celestial Seasonings®

•	Coffee People®

•	Diedrich Coffee®

•	Donut House Collection®

•	Dunkin’ DonutsTM

•	Emeril’s®

•	Folgers Gourmet Selections®

•	Gloria Jean’s®

•	Green Mountain Coffee®

•	Green Mountain NaturalsTM

•	Kahlua®

•	Millstone®

•	Newman’s Own® Organics

•	revvTM

•	Starbucks®

•	Swiss Miss®

•	Tazo®

•	Timothy’s®

•	Tully’s®

•	Twinings® of London

•	Van Houtte®

•	Wolfgang Puck®

The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kahlua®, Millstone®, Newman’s Own® Organics, Starbucks®, Swiss Miss®, Tazo®, Twinings® of London, and Wolfgang Puck® brands are available within our K-Cup® system through relationships we have with their respective brand owners. Each of these brands is property of their respective owners and is used with permission.

As of September 24, 2011, the Starbucks® and Tazo® brands were not yet available to consumers. We anticipate that Starbucks and GMCR will make Starbucks K-Cup® portion packs available through food, drug, mass merchandisers, club, specialty and department store retailers throughout the U.S. and Canada beginning in November 2011.

Production and Distribution. The Company seeks to create customers for life. We believe that coffee and other beverages are convenience purchases, and we utilize our multi-channel distribution network of distributor, retail and consumer direct options to make our products widely and easily available to consumers.

We operate production and distribution facilities in the U.S. in Castroville, California; Essex, Waterbury and Williston, Vermont; Knoxville, Tennessee; and Sumner, Washington; and in Canada, in Montreal, Quebec and Toronto, Ontario. We have also agreed to purchase a facility in Windsor, Virginia which we expect to begin using for manufacturing and distribution in 2012.

Socially Responsible Business Practices. We view corporate social responsibility as integral to our success. We have a long history of supporting sustainability initiatives, particularly where we have business interest or expertise, allocating at least 5% of our pre-tax income towards philanthropic efforts. Our projects center around partnering with supply-chain communities, supporting local communities, protecting the environment, building demand for sustainable products, working together for change and creating a great place to work. We typically contribute direct or indirect financial support, donations of products or equipment, and employee volunteer efforts to these projects. To learn more about our projects visit www.BrewingABetterWorld.com.

Corporate Culture. Our Code of Ethics is an important part of our culture and is applicable to all of our employees and our Board of Directors. The Code of Ethics is posted on our corporate website. In addition, we believe the Company has a highly inclusive and collaborative work environment that encourages employees’ individual growth and personal awareness through a culture of personal accountability and continuous learning.

The Products

Coffee

The Company offers high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, organic, sustainably sourced, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. Our coffee comes in a variety of package types including bagged (whole bean and ground), fractional packages (for food service and office environments), and single-serve K-Cup® portion packs.

In fiscal 2011, approximately 24% of our coffee purchases were from Fair Trade certified sources.

Tea

The Company does not own a tea brand, but has licensing agreements with Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), R. C. Bigelow, Inc. (Bigelow® branded teas), Starbucks Corporation (Tazo®) and Associated British Foods plc (Twinings® of London) for manufacturing, distribution, and sale of K-Cup® portion packs.

Other Beverages

In addition to coffee and tea, we also produce and sell hot apple cider under our Green Mountain NaturalsTM brand, cocoa and other dairy-based beverages under our Café EscapesTM brand, and starting in fiscal 2011, hot cocoa under the Swiss Miss® brand in K-Cup® portion packs.

Brewers

We are a leader in sales of coffee makers in North America. As of the end of our 2011 fiscal year, we had the top four best-selling coffee makers by dollar value according to the NPD Group for consumer market research data in the United States. Under the Keurig® brand name, we offer a variety of commercial and home use brewers for the AFH channel and for the AH channel that are differentiated by features and size.

In addition, we have license agreements under which licensees manufacture, market and sell coffee makers co-branded with Keurig-brewing technology. Licensees include Breville Group Limited selling a “Breville®” branded brewer; Jarden, Inc. selling a “Mr. Coffee®” branded brewer, and Conair, Inc. selling a “Cuisinart®” branded brewer.

Accessories

We offer a variety of accessories for the Keurig® single-cup brewing system including K-Cup® portion pack storage racks and baskets, a My K-Cup® reusable cartridge, and brewer carrying cases. We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and Vermont, and gourmet food items covering a wide range of price points. These products are sold to consumers directly and through retail channels.

Office Coffee Services

As part of the acquisition of Van Houtte in December 2010, we acquired a leading coffee service and distribution network in Canada and a coffee services business in the United States. The office coffee services business provides office coffee products including a variety of coffee brands and blends, brewing and beverage equipment and beverage supplies directly to offices. The Van Houtte U.S. Coffee Service business (“Filterfresh”) which is classified in our financial statements as held for sale (see Note 8, Assets Held For Sale, of the Notes to Consolidated Financial Statements included in this Annual Report) was sold on October 3, 2011 to ARAMARK Refreshment Services, LLC for an aggregate cash purchase price of approximately $145.0 million, subject to certain adjustments (See Note 24, Subsequent Events, of the Notes to Consolidated Financial Statements included in this Annual Report).

Marketing and Distribution

To support customer growth in North America, our primary geographic region, we utilize separate selling organizations and different selling strategies for each of our multiple channels of distribution. All of our business units operate in the AH, AFH and consumer direct channels.

In the AH channel, we target gourmet coffee drinkers who wish to enjoy the speed and convenience of single-cup brewing but who do not want to compromise on taste. Through the KBU, GMCR promotes its AH brewing system through primarily upscale specialty and department store retailers, but also through select wholesale clubs and mass merchants, and on its website. GMCR also uses national television advertising to promote its AH brewing system. GMCR relies on a single order fulfillment entity, M.Block & Sons (“MBlock”), to process the majority of sales orders for its AH single-cup business with retailers in the United States. In addition, GMCR relies on a single order fulfillment entity to process the majority of sales orders for its AH single-cup business with retailers in Canada. In both the U.S. and Canada, Company personnel work closely with their key retail channel entities on product plans, placement and initiatives, marketing programs and other product sales support. SCBU and CBU market and sell K-Cup® portion packs for use in the Keurig system, as well as other package formats, such as bagged coffee, for use in AH applications. SCBU and CBU sell some of its manufactured K-Cup® portion packs to KBU for resale to retailers, and also sell products directly to other channels such as supermarkets and grocery stores. For a more comprehensive description of KBU’s distribution in the AH channel, see the Company’s revenue recognition policy in Note 2, Significant Accounting Policies—Revenue Recognition of the Notes to Consolidated Financial Statements included in this Annual Report.

In the AFH channel, KBU primarily targets the office coffee channel with a broad offering of single-cup brewing systems that significantly upgrade the quality of the coffee served in the workplace. KBU promotes its AFH brewing system through a broad, selective, but non-exclusive, network of AFH distributors in the U.S. and Canada ranging in size from local to national. KBU brewing systems are also available at retail in office superstore locations and direct to small offices through its e-commerce platform. SCBU and, to a lesser degree, CBU market and sell their coffee and beverage products to the office coffee channel through those AFH distributors. The CBU operates a coffee service and distribution network primarily in Canada. The office coffee services business provides office coffee products including a variety of coffee brands and blends, brewing and beverage equipment and beverage supplies directly to offices. Beyond the office coffee channel, the Company is active in marketing and selling its products to other AFH channels such as foodservice, convenience, hospitality and business oriented e-commerce.

KBU, SCBU and to a lesser degree, CBU, operate websites and social media pages that present our Brands to consumers, and also serve as e-commerce platforms. This channel provides the opportunity for us to develop relationships with our consumers via electronic communication.

Competition

We compete primarily in the coffee and coffeemaker markets.

The specialty coffee segment of the coffee industry is highly competitive and fragmented. Within it we compete against larger companies that possess greater marketing and operating resources than our Company. The primary methods of competition in specialty coffee include price, service, quality, product performance and brand differentiation. Our Company competes against all sellers of specialty coffee, including Dunkin’ Brands, Inc., Peet’s Coffee & Tea, Inc. and Starbucks Corporation. As a result of our manufacturing and distribution agreements with Dunkin’ Brands, Inc. and Starbucks Corporation, we also work with these companies to package their coffee, tea and other beverages in our K-Cup® portion packs. When selling to supermarkets, we also compete with mainstream brands, to the extent that we are also trying to “upsell” consumers into the specialty coffee segment. Some multi-national consumer goods companies have divisions or subsidiaries selling specialty coffees. For example, The J.M. Smucker Company distributes both Folgers® and premium Millstone® and Brothers™ brands, as well as Dunkin’ Donuts™ packaged coffees by license. Nestle S.A. markets the premium Nespresso® single-cup espresso system as well as other less premium coffee brands. When selling direct to consumers, we compete with established roasters such as Gevalia®, a division of Kraft Foods, Inc., as well as with other direct mail companies. In foodservice, we compete against private label roasters, as well as brands such as Seattle’s Best Coffee® and Starbucks®. In addition, there are private label manufacturers who supply coffee products primarily to supermarkets, mass merchandisers and club stores, which compete with our products.

Similar to specialty coffee, the coffeemaker industry is also highly competitive, and we compete against larger companies that possess greater marketing and operating resources than our Company. The primary methods of competition are essentially the same as in specialty coffee: price, quality product performance and brand differentiation. In coffee makers, we compete against all sellers of coffeemakers; including companies that produce traditional pot-brewed coffeemakers and other single serve manufacturers, such as:

•	Bunn-O-Matic Corporation

•	Mars, Inc. (through its FLAVIA® unit)

•	Conair, Inc.

•	Jarden Corporation

•	Phillips Electronics NV (including its SENSEO® brewing system)

•	Robert Bosch GmbH (including its TASSIMO® brewing system)

•	Nestle S.A. (including its Dolce-Gusto® brewing system)

We expect competition in specialty coffee and coffeemakers to remain intense, both within our existing customer base and as we expand into new regions. In both specialty coffee and coffeemakers, we compete primarily by providing a wide variety of high-quality coffee including flavored, Fair Trade CertifiedTM and organic coffees as well as other beverages, single-cup coffeemakers, easy access to our products, superior customer service and a comprehensive approach to customer relationship management. We believe that our ability to provide a convenient and broad network of outlets from which to purchase our products is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale, retail and consumer direct operations we believe we differentiate ourselves from many of our larger competitors, who specialize in only one primary channel of distribution. We believe our constant innovation and focus on quality, all directed to delivering a consistently superior cup of coffee, differentiates us among competitors in the single-cup coffeemaker industry. We also seek to differentiate ourselves through our socially- and environmentally-responsible business practices. While we believe we currently compete favorably with respect to all of these factors, there can be no assurance that we will be able to compete successfully in the future.

Green Coffee Cost and Supply

GMCR roasted and sold approximately 136 million pounds of coffee in fiscal 2011. We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. The supply and price of coffee are subject to high volatility. Supply and price of all coffee grades are affected by multiple factors, such as weather, pest damage, politics, competitive pressures, the relative value of the United States currency and economics in the producing countries.

Cyclical swings in commodity markets are common and the most recent years have been especially volatile for the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange). The “C” price of coffee reached a multi-year high during fiscal 2011 and it is expected that coffee prices will remain volatile in the coming years. In addition to the “C” price, coffee of the quality sought by us tends to trade on a negotiated basis at a substantial premium or “differential” in addition to the “C” price, depending on the supply and demand at the time of purchase. These differentials also are subject to significant variations, due to many of the same factors as for other high quality Arabica coffee beans, and have generally been on the rise in recent years.

We generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required. We believe this approach is the best way to provide our customers with a fair price for our coffee and mitigate volatility risk. On September 24, 2011, we had approximately $556.2 million in green coffee purchase commitments, of which approximately 77% had a fixed price. In addition, from time to time we purchase coffee futures contracts and coffee options when we are not able to enter into coffee purchase commitments or when the price of a significant portion of committed contracts has not been fixed. On September 24, 2011 we held futures contracts covering approximately 3.1 million pounds of coffee maturing through July 2012.

In fiscal 2011, approximately 24% of our purchases were from Fair Trade certified sources. This provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products. In fiscal 2011, 34% of our purchases were from farm-identified sources, which means that we know the farms, estates or co-ops, and can develop a relationship directly with the farmers. We believe that our “farm-identified” strategy helps us secure long-term supplies of high-quality coffee.

Intellectual Property

The Company owns a number of United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We anticipate maintaining our trademark and service mark registrations with the United States Patent and Trademark Office. We also own other trademarks and service marks for which we have applications for U.S. registration. The Company has further registered or applied for registration of certain of its trademarks and service marks in the United Kingdom, the European Union, Canada, Japan, the People’s Republic of China, South Korea, Taiwan and other foreign countries. The Company has licenses to use other marks, all subject to the terms of the agreements under which such licenses are granted. The Company believes that, as it continues to build brands most notably today in North America, its trademarks are valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. The Company believes that its core brands are covered by trademark registrations in most countries of the world in which we do business. We have an active program designed to ensure that our marks and other intellectual property rights are registered, renewed, protected and maintained. In addition, the Company owns numerous copyrights, registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

The Company holds U.S. patents and international patents related to our Keurig® brewing and portion pack technology. Of these, a majority are utility patents and the remainder are design patents. We view these patents as very valuable but do not view any single patent as critical to the Company’s success. We own patents that cover significant aspects of our products and certain patents of ours will expire in the near future. In the United States, patents associated with some of our current generation K-Cup® portion packs presently used in Keurig brewers will expire in 2012 and/or 2017. We also have pending patent applications associated with current K-Cup® portion pack technology which, if ultimately issued as patents, would extend coverage over at least a substantial portion of K-Cup® portion packs depending on how future portion packs are constructed and/or their contents, and may have an expiration date extending to approximately 2023. These applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others. Additionally, we have a number of portion pack patents that extend beyond 2015 to 2021 but which we have elected not to commercialize yet and may never commercialize. In addition, KBU and SCBU continue to invest in further innovation in portion packs and brewing technology that will enhance our current patents or that may lead to new patents and takes steps it believes are appropriate to protect all such innovation.

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

Employees

As of September 24, 2011, the Company had approximately 5,600 full-time employees. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season and January-March post-holiday season.

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

Risks Related to Our Operations

Our financial performance is highly dependent upon the sales of Keurig® single-cup brewing systems and K-Cup® portion packs.

A significant and increasing percentage of our total revenue is attributable to sales of K-Cup® portion packs for use with our Keurig® single-cup brewing systems. In fiscal 2011, total consolidated net sales of K-Cup® portion packs and Keurig® single-cup brewers and related accessories represented approximately 84% of consolidated net sales. Continued acceptance of Keurig® single-cup brewing systems and sales of K-Cup® portion packs to an increasing installed base of brewers are significant factors in our growth plans. Any substantial or sustained decline in the acceptance of Keurig® single-cup brewing systems or sales of our K-Cup® portion packs would materially adversely affect us. Keurig’s single cup brewing system competes against all sellers of coffeemakers, which includes companies that produce traditional pot-brewed coffee makers and those that produce single serve brewing systems. These companies include Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Jarden Corporation, Nestle S.A. (including the Nescafe Dolce-Gusto beverage system), Phillips Electronics NV (including the SENSEO® brewing system, in cooperation with Sara Lee Corporation) and Robert Bosch GmbH (including the TASSIMO® beverage system, in cooperation with Kraft Foods, Inc.), as well as and a number of additional single-cup pod brewing systems and brands. If we do not succeed in effectively differentiating ourselves from our competitors, based on technology, quality of products, desired brands or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig® single-cup brewing systems and K-Cup® portion packs, and accordingly our profitability, may be materially adversely affected.

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

Many factors bear upon the exclusive ownership and exploitation right to intellectual properties, including, without limitation, prior rights of third parties and nonuse and/or nonenforcement by us and/or related entities. Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies, which include the ability to obtain, protect and enforce patents and other trade secrets and know how relating to our technology. We own patents that cover significant aspects of our products and certain patents of ours will expire in the near future. In the United States, patents associated with our current generation K-Cup® portion packs presently used in Keurig brewers will expire in 2012 and 2017. We also have pending patent applications associated with current K-Cup® portion pack technology which, if ultimately issued as patents, would extend coverage over all or some portion of K-Cup® portion packs, and have expiration dates extending to 2023. These applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others. Additionally, we have a number of portion pack patents that extend to 2021 but which we have elected not to commercialize yet and may never commercialize. In addition, we continue to invest in further innovation in portion packs, brewing technology, and beverage development that will enhance our current patents or that may lead to new patents and take steps we believe are appropriate to protect all such innovation. We are prepared to protect our patents vigorously; however, there can be no assurance that we will prevail in any intellectual property infringement litigation we institute to protect our intellectual property rights given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could materially adversely affect us. In addition, the validity, enforceability and value of our intellectual property depends in part on the continued maintenance and prosecution of such rights through applications, maintenance documents, and other filings, and rights may be lost through the intentional or inadvertent failure to make such necessary filings. Similarly, third parties may allege that our activities violate their intellectual properties. To the extent we are required to defend our self against such a claim, no assurance can be given that we will prevail. Such defense could be costly and materially adversely affect our business and prospects.

Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition.

While we vigorously defend our intellectual property rights, in the United States, with the pending expiration of patents associated with our current generation K-Cup® portion packs in 2012, it is possible that private label or other coffee manufacturers will attempt to market and sell new copy-cat portion packs to be used in the installed base of Keurig® single-cup brewers. To the extent any of these manufacturers are successful, this could have an adverse impact on our business and financial results.

Competition in specialty coffee is intense and could affect our sales and profitability.

The specialty coffee business is highly fragmented. Competition in specialty coffee is increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace. In addition, we believe that maintaining and developing our brands is important to our success and the importance of brand recognition may increase to the extent that competitors offer products similar to ours. Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors in specialty coffee include Dunkin’ Brands Inc., Peet’s Coffee & Tea and Starbucks Corporation. There are also numerous smaller, regional brands or private label brands that also compete in the specialty coffee business. In addition, we compete indirectly against all other coffee brands in the marketplace. A number of nationwide coffee marketers, such as Kraft Foods, Inc., Nestlé USA, Procter & Gamble, Inc., and Sara Lee Corporation are distributing premium coffee brands. These premium coffee brands may serve as substitutes for our coffee. Our products are subject to significant price competition within the coffee industry. From time to time, we need to reduce the prices for some of our products to respond to competitive and customer pressures or to maintain our position in the marketplace. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations will suffer.

We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices. Consumers’ willingness to purchase our products will depend upon our ability to maintain consumer confidence that our products are of a higher quality and provide greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. If we do not succeed in effectively differentiating ourselves from our competitors in specialty coffee, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of specialty coffee, and accordingly our profitability, may be materially adversely affected.

Because all of our single-cup brewers are manufactured by a single manufacturer in China, a significant disruption in the operation of this manufacturer, political unrest or significant economic uncertainty in China could materially adversely affect us.

We have only one manufacturer of single-cup brewers. Any disruption in production or inability of our manufacturer to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could significantly impair our ability to meet demand for our single-cup brewers. Furthermore, our manufacturer is located in China. This exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, or developments in the U.S. that are adverse to trade, including enactment of protectionist legislation. Any of these matters could materially adversely affect us.

Product recalls, product liability, sales returns and warranty expense may adversely impact us.

We are subject to regulation by a variety of regulatory authorities, including the Consumer Product Safety Commission and the Food and Drug Administration. In the event our manufacturer of single-cup brewers, which is located in China, does not adhere to product safety requirements or our quality control standards, we might not identify a deficiency before the brewers ship to our customers. The failure of our third party manufacturer to produce merchandise that adheres to our quality control standards could damage our reputation and brands and lead to customer litigation against us. If our manufacturer is unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or issue voluntary or mandatory recalls of those products at a substantial cost to us. We may be unable to recover costs related to product recalls. We also may incur various expenses related to product recalls, including product warranty costs, sales returns, and product liability costs, which may have a material adverse impact on our results of operations. While we maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty costs in the future. In fiscal 2011 and 2010, the Company experienced higher-than-historical rate warranty claims or sales returns associated with its reservoir brewer models. Management’s analysis of these claims remains consistent with its previous diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates. While not a safety concern, when manifested, brewers with this issue operate inconsistently or cease operation at a later stage of the warranty life. This issue is not presenting itself consistently across all units, and whether or not it occurs depends on a number of variables including brewer usage rate and water quality. While the Company maintains a reserve for product warranty costs based on certain estimates that include the findings relating to this component failure, because this is a later-stage issue, actual warranty costs may exceed the reserve, and there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this quality issue in future periods. As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes. Nevertheless, as we continue to innovate, and our products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty rates to possibly fluctuate going forward, so that they may be higher or lower than we are currently experiencing and for which we are currently providing in our warranty reserve.

In addition, selling products for human consumption such as coffee, tea, hot cocoa and hot apple cider involves a number of risks. We may need to recall some of our products if they become contaminated, are tampered with or are mislabeled. A widespread product recall could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands. We also may incur significant liability if our products or operations violate applicable laws or regulations, or in the event our products cause injury, illness or death. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. Even if a product liability or consumer fraud claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image.

Our financial results and achievement of our growth strategy is dependent on our continued innovation and the successful development and launch of new products and product extensions.

Achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products. Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.

Failure to maintain profitable, strategic relationships with well-recognized coffee brands such as Caribou, Dunkin’ Brands, Folgers, Newman’s Own Organics and Starbucks could adversely impact our future growth and business.

We have entered into strategic relationships for the manufacturing, distribution and sale of K-Cup® portion pack products with well-regarded coffee companies such as Caribou, Dunkin’ Brands, J.M. Smuckers, Newman’s Own® Organics, and Starbucks. These relationships are multi-year agreements and a failure to maintain or grow relationships such as these could adversely impact our overall future profitability and growth, awareness of our Keurig® single-cup brewing system, and our ability to attract new consumers to the Keurig® single-cup brewing system. We continue to examine opportunities for business relationships with other strong national/regional brands to create additional K-Cup® products that will help augment consumer demand for the Keurig® single-cup brewing system. Although many companies or licensees are willing to enter into such manufacturing and distribution and/or licensing agreements, there can be no assurance that such agreements will be negotiated on terms favorable to us, or at all.

We also have license agreements with leading tea brands such as Celestial Seasonings (Celestial Seasonings, Inc.), Bigelow (R.C. Bigelow, Inc.), Tazo (Starbucks), and Twinings (Associated British Foods plc) for their line of teas. The failure to maintain these agreements could adversely impact our future growth.

Our increasing reliance on a limited number of specialty farms could impair our ability to maintain or expand our business.

Because an increasing amount of our supply of Arabica coffee beans comes from specifically identified specialty farms, estates, and cooperatives, we are more dependent upon a limited number of suppliers than some of our competitors. In fiscal 2011, approximately 34% of our green coffee purchases were “farm-identified.” The timing of these purchases is dictated by when the coffee becomes available (after the annual crop), which does not always coincide with the period in which we need green coffee to fulfill customer demand. This can lead to higher and more variable inventory levels. Any deterioration of our relationship with these suppliers, or problems experienced by these suppliers, could lead to inventory shortages. In such case, we may not be able to fulfill the demand of existing customers, supply new customers, or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to maintain or expand our business.

Our business is highly dependent on sales of specialty coffee, including sales of our Keurig® single-cup brewing systems and related K-Cup® portion packs , and if demand for specialty coffee or our product offerings decrease, our business would suffer.

Substantially all of our revenues are dependent on demand for specialty coffee. In addition, demand for specialty coffee is a driving factor in the sales of our Keurig® single-cup brewing systems and related K-Cup® portion packs. Demand for specialty coffee and demand for our Keurig® single-cup brewing systems and related K-Cup® portion packs is affected by many factors, including:

•	Changes in consumer tastes and preferences;

•	Changes in consumer lifestyles;

•	National, regional and local economic conditions;

•	Perceptions or concerns about the environmental impact of our products;

•	Demographic trends; and

•	Perceived or actual health benefits or risks.

Because we are highly dependent on consumer demand for specialty coffee, including sales of our Keurig® single-cup brewing system and related K-Cup® portion packs, a shift in consumer preferences away from specialty coffee or our product offerings would harm our business more than if we had more diversified product offerings. If customer demand for our specialty coffee, sales of our Keurig® single-cup brewing system or related K-Cup® portion packs decreases, our sales would decrease and we would be materially adversely affected.

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

At September 24, 2011, we had total indebtedness of $582.6 million. Under our Restated Credit Agreement we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a $248.4 million term loan A facility. Future disruptions in the financial markets, such as have been recently experienced, could affect our ability to obtain new or additional debt financing or to refinance our existing indebtedness on favorable terms (or at all), and have other adverse effects on us. A description of our indebtedness is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the subheading Liquidity and Capital Resources, included in this Annual Report.

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

A significant interruption in the operation of our roasting, manufacturing or distribution capabilities or disruption of our supply chain or delays in the start-up of new roasting and manufacturing facilities in fiscal 2012 could have an adverse effect on our business, financial condition and results of operations.

We currently roast our coffee in Vermont, Tennessee, Washington, California and Ontario and Quebec, Canada. As previously disclosed, we are planning a major capacity expansion at our existing production facility in Essex,

Vermont. The expanded facility will accommodate new coffee roasting, grinding, flavoring, and packaging capacity. Construction on the addition commenced in October 2011 and is expected to be completed in the summer of 2012. In addition, we have announced that we intend to add an additional manufacturing and production facility in Windsor, Virginia in fiscal year 2012. We expect to be able to meet current and forecasted demand for the near term. However, if demand increases more than we currently forecast, we will need to either expand our current roasting capabilities internally or acquire additional roasting capacity and the failure to do so in a timely or cost effective manner could have a negative impact on our business. Significant interruption in the operation of our current facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.

In addition, we are the primary manufacturer of the K-Cup® portion packs sold for use with our single-cup brewer systems. Any disruption to our manufacturing and distribution facilities could significantly impair our ability to operate our business.

Our ability to make, distribute and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers and contract manufacturers due to weather, natural disaster, fire or explosion, terrorism, pandemics or labor strikes at our facilities or theirs, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Our order processing and fulfillment systems may fail or limit user traffic, which could cause us to lose sales.

We are dependent on our ability to maintain our computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. We have experienced capacity constraints in the past that have resulted in decreased levels of customer service, such as increased customer call center wait times and delays in service to customers for limited periods of time. Substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several large companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our customers’ proprietary information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Currently, a significant number of our customers authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by a suborned employee, can also result in a data breach.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our business would be seriously damaged.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, “denial-of-service” type attacks and similar disruptions that could, in certain instances, make all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Our web customers, as well as those of other prominent companies, may be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These emails appear to be legitimate emails sent by our company, but they may direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

Our reliance on a single order fulfillment entity for our KBU at- home business exposes us to significant risk in the United States.

We rely on a single order fulfillment entity, M.Block & Sons, Inc. (“MBlock”), to process the majority of orders for our AH single-cup business sold through to retailers, department stores and mass merchants in the United States. For a more comprehensive description of the AH channel, see the Company’s revenue recognition policy in Note 2, Significant Accounting Policies—Revenue Recognition of the Notes to Consolidated Financial Statements included in this Annual Report.

We are subject to significant credit risk regarding the creditworthiness of MBlock and the creditworthiness of its customers. Receivables from MBlock were approximately 41% of our consolidated accounts receivable net balance at September 24, 2011.

The inability of MBlock to perform its obligations to us, whether due to deterioration in its financial condition, integrity or failure of its business systems or otherwise, could result in significant losses that could materially adversely affect us. If our relationship with MBlock is terminated, we can provide no assurance that we would be able to contract with another third party to provide these services to us in a timely manner or on favorable terms or that we would be able to internalize the related services effectively or in a timely manner.

We depend on certain retailers for a substantial portion of our revenues in any fiscal period and the loss of, or a significant shortfall in demand from, these retailers could significantly harm our results of operations.

During any given fiscal period, we are reliant on certain retailers for a substantial portion of our revenues. For example, our sales processed by MBlock to Bed Bath & Beyond, Inc. of our AH brewers, accessories and

K-Cup® portion packs represented approximately 11% of the Company’s consolidated net sales for fiscal 2011 and 14% of the Company’s consolidated net sales for fiscal 2010 and fiscal 2009. If Bed Bath & Beyond reduces its demand for our products or it is unable to perform its financial obligations to MBlock, whether due to a deterioration in its financial condition, integrity or failure of its business systems or otherwise, it could result in lower revenues or in significant losses to MBlock that, in turn, could materially adversely affect us.

In addition, because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through increased promotional programs, pricing concessions, more favorable trade terms and increased emphasis on private label products. To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced. Further, if we are unable to continue to offer terms that are acceptable to our significant customers or our customers determine that they need less inventory to service consumers, these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

The failure to successfully integrate our recent acquisitions into our business may cause us to fail to realize the expected synergies and other benefits expected from these acquisitions, which could significantly affect us.

The integration of our recent acquisitions into our business presents significant challenges and risks to our business, including:

•	Distraction of management from regular business concerns;

•	Assimilation and retention of employees and customers;

•	Managing the operations and employees of these businesses, all of which are distant from our current headquarters and operation locations;

•	Expansion into new geographies;

•	Integration of technologies, services and products; and

•	Integration of these businesses into our accounting system and the related achievement of appropriate internal control over financial reporting.

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

Strategic investments, relationships or acquisitions may result in additional risks and uncertainties in our business.

We may seek to grow our business through opportunistic strategic investments, relationships or acquisitions. From time to time we may be in various stages of negotiation with parties relating to the possible investment in, relationship with or acquisition of businesses or assets. We are unable to predict whether our negotiations will result in any agreement to invest in, have a relationship with or acquire a business or an asset or whether any such transaction will be consummated on favorable terms or at all. To the extent we are successful in completing one or more opportunistic strategic investments, relationships or acquisitions; we would face numerous risks and uncertainties developing the relationship or integrating the relevant businesses and systems, including in the case of an acquisition, the need to combine accounting and data processing systems and management controls and to retain relationships with customers and business partners. Additionally, we may pursue an acquisition that is not accretive initially due to its long term strategic value.

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

We face risks related to the ongoing SEC inquiry.

As previously disclosed the staff of the SEC’s Division of Enforcement informed us that it was conducting an informal inquiry into matters at the Company. At the direction of the audit and finance committee of our board of directors (audit committee), we are cooperating fully with the SEC staff’s inquiry. At this point, we are unable to predict what, if any, consequences the SEC inquiry may have on us. However, the inquiry may continue to result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies. The resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. We can provide no assurances as to the outcome of the SEC inquiry.

Litigation pending against us could materially impact our business and results of operations.

We are currently party to various legal and other proceedings. In particular, numerous putative class actions and stockholder derivative actions have been filed against us in response to our disclosures in the Current Reports on Forms 8-K dated September 28, 2010 and November 15, 2010. See Item 3, Legal Proceedings. These matters may involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. We can provide no assurances as to the outcome of any litigation.

Risks Related to our Industry

Increases in the cost of high-quality Arabica coffee beans or cost of materials used to produce our brewers could reduce our gross margin and profit.

We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees. Outside brokers provide the largest supply of our green coffee. The supply and price of coffee are subject to high volatility, and the “C” price of coffee experienced consistent increases in fiscal 2011. Supply and price of all coffee grades can be affected by multiple factors, such as weather, pest damage, politics, competitive pressures and economics in the producing countries.

Cyclical swings in commodity markets are common and the most recent years have been especially volatile for the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange). The “C” price of coffee reached a multi-year high during fiscal 2011, and it is expected that coffee prices will remain volatile in the coming years. In addition to the “C” price, coffee of the quality sought by us tends to trade on a negotiated basis at a substantial premium or “differential” in addition to the “C” price, depending on the supply and demand at the time of purchase. These differentials also are subject to significant variations, due to many of the same factors as for other high quality Arabica coffee beans, and have generally been on the rise in recent years.

We generally try to pass on coffee price increases and decreases to our customers. Due to the recent increase in “C” prices, we implemented price increases during the first quarter of fiscal 2011 and late in the third quarter of fiscal 2011 on all K-Cup® portion packs. There can be no assurance that we will be successful in passing on these cost increases to customers without losses in sales volume or gross margin. Additionally, if higher green coffee costs can only be offset on a dollar-for-dollar basis by price increases, our gross margin percentage would be lower. Similarly, rapid and sharp decreases in the cost of green coffee could also force us to lower our prices to customers resulting in lower gross margins due to the need to sell products comprised of higher green coffee costs until we would be able to reduce our green coffee inventory and purchase commitments.

Significant fluctuations in the cost of other commodities, such as steel, petroleum and copper influence prices of plastic and other components used in manufacturing our coffee brewers. Approximately 96% of Keurig brewers shipped in fiscal 2011, were sold to the AH channel approximately at cost, or sometimes at a loss, factoring in the incremental costs related to sales. With respect to the Keurig single-cup AH system, we are continuing to pursue a model designed to penetrate the marketplace, a component of which is to sell brewers at affordable consumer price points in order to attract new customers into single serve coffee. Any rapid, sharp increases in our cost of manufacturing AH brewers would be unlikely to lead us to raise sales prices to offset such increased cost as our current strategy is to drive brewer adoption and not risk slowing down the rate of sales growth as compared to our competitors or before realizing cost reductions in our purchase commitments. There can be no assurance that we will able to sell our AH brewers approximately at cost when such fluctuation occur.

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

While production of commercial grade coffee (i.e. Robusta coffee) is generally on the rise, many industry experts are concerned about the ability of specialty coffee production to keep pace with demand. Arabica coffee beans of the quality we purchase are not readily available on the commodity markets. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high-quality Arabica coffee beans. In particular, the supply of Fair Trade CertifiedTM coffees is limited. We may not be able to purchase enough Fair Trade Certified coffees to satisfy the rapidly increasing demand for such coffees, which could materially adversely affect our revenue growth.

Adverse changes in global and domestic economic conditions or a worsening of the United States economy could materially adversely affect us.

Our sales and performance depend significantly on consumer confidence and discretionary spending, which are still under pressure from United States and global economic conditions. A worsening of the economic downturn and decrease in consumer spending may adversely impact our sales, ability to market our products, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations. For example, we are highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business. Keurig brewer sales may also decline as a result of the economic environment. We also have exposure to various financial institutions under coffee hedging arrangements and interest rate swaps, and the risk of counterparty default is currently higher in light of existing capital market and economic conditions.

Increased scrutiny from government agencies could result in agency investigations or other actions.

Because of the increase in government regulation and oversight, coupled with the expansion of our business generally, and specifically with our expansion into other single-serve beverages, we may come under increased scrutiny from different government agencies for various reasons. This increases the potential for agency investigations, whether formal or informal, which would have the result of diverting management attention and time and other resources. In addition, because of additional governmental regulation, we may need to incur additional compliance costs to ensure that all of our activities and products comply with all applicable regulations.

Our products must comply with government regulation.

We are subject to USDA, and the Canadian equivalent’s, regulations with respect to a national organic labeling and certification program. In addition, similar regulations and requirements exist in the other countries in which we may market our products and our organic products are covered by these various regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

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

We rely on independent certification, such as certifications of our products as “organic” or “Fair Trade,” to differentiate our products from others such as the Newman’s Own® Organics product line, Green Mountain Coffee® Fair Traded CertifiedTM coffee line and CBU’s Fair Trade Organic Collection. In fiscal 2011, approximately 24% of our coffee purchases were from Fair Trade and/or Organic certified sources. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials or if it is not properly cleaned after a production run. In addition, all raw materials that we use in manufacturing must be certified organic in order to maintain our certification.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our facilities are as follows:

Business Segment	Purpose	Location	Approximate Square Feet	Owned or Leased	Expiration of Lease
SCBU	Warehouse and Distribution	California	62,000	Leased	2016
SCBU	Warehouse and Distribution	Massachusetts	17,600	Leased	2013
SCBU	Warehouse and Distribution	New York	7,500	Leased	2013
SCBU	Warehouse and Distribution	Ontario	9,909	Leased	2014
SCBU	Warehouse and Distribution	Vermont	207,950	Leased	2012 - 2016
SCBU	Warehouse and Distribution	Vermont	72,000	Owned	—
SCBU	Manufacturing Space	California	57,500	Leased	2015
SCBU	Manufacturing Space and Administrative Offices	Ontario	44,298	Leased	2014
SCBU	Manufacturing Space	Tennessee	334,500	Owned	—
SCBU	Manufacturing Space	Vermont	290,100	Leased	2012 - 2017
SCBU	Manufacturing Space	Vermont	75,000	Owned	—
SCBU	Manufacturing Space	Washington	197,800	Leased	2017
SCBU	Research and Development	Vermont	45,000	Owned	—
SCBU	Retail Space	Vermont	4,900	Leased	2012 - 2016
SCBU	Administrative Offices	Vermont	114,600	Leased	2012 - 2018
SCBU	Administrative Offices	Vermont	12,000	Owned	—

KBU	Research and Development	Massachusetts	7,600	Leased	2012
KBU	Administrative Offices	Massachusetts	90,000	Leased	2012 - 2015
KBU	Administrative Offices	Minnesota	3,200	Leased	2014

CBU	Warehouse and Distribution	Alberta	72,533	Leased	2012 - 2014
CBU	Warehouse and Distribution	British Columbia	57,314	Leased	2012 - 2016
CBU	Warehouse and Distribution	Manitoba	11,483	Leased	2012 - 2016
CBU	Warehouse and Distribution	New Brunswick	5,630	Leased	2013
CBU	Warehouse and Distribution	Nova Scotia	6,280	Leased	2014
CBU	Warehouse and Distribution	Ontario	69,284	Leased	2012 - 2016
CBU	Warehouse and Distribution	Saskatchewan	24,867	Leased	2012 - 2013
CBU	Warehouse and Distribution	Quebec	57,200	Owned	—
CBU	Warehouse and Distribution	Quebec	133,109	Leased	2012 - 2015
CBU	Manufacturing Space	Quebec	58,887	Leased	2020
CBU	Manufacturing Space	Quebec	110,157	Owned	—
CBU	Administrative Offices	Alberta	2,753	Leased	2013
CBU	Administrative Offices	Quebec	15,715	Leased	2012
CBU	Administrative Offices	Quebec	49,850	Owned	—

Corporate	Administrative and Corporate Offices	Vermont	71,600	Leased	2012 - 2021

As of September 24, 2011, we operated 5 Van Houtte retail café’s located in Quebec, Canada all of which are leased. In addition, we lease facilities for 25 retail cafés located in Quebec, Canada, which we sublease to franchisees.

In addition to the locations listed above, the Company has inventory at various locations managed by third party warehouses and order fulfillment entities.

The land underneath our 72,000 square foot warehousing and distribution facility in Waterbury, Vermont is leased and the lease for the land expires in 2024.

We are continually evaluating our facilities to ensure they are adequate to meet our future needs. On October 6, 2011, we entered into an arrangement to lease an additional 432,790 square feet at our Essex, Vermont location for manufacturing of which 292,790 square feet is to be constructed. In addition, on October 27, 2011, we entered into an agreement to purchase a 330,000 square foot facility located on 64 acres of land in Windsor, Virginia which will be used for manufacturing and distribution. Both facilities will be used by our SCBU segment.

Item 3.	Legal Proceedings

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

SEC Inquiry

As first disclosed on the Current Report on Form 8-K dated September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company. The Company is cooperating fully with the SEC staff’s inquiry.

Audit Committee Internal Investigation

As first disclosed in the Current Report on Form 8-K dated November 15, 2010, the audit committee of the Company’s board of directors initiated an internal investigation in light of the SEC staff’s inquiry. The audit committee retained legal counsel and a forensic accounting team to assist in this investigation and to respond to requests in the SEC staff’s inquiry. Although legal counsel continues to assist the Company in cooperating with the SEC staff’s inquiry, the internal investigation is complete.

Stockholder Litigation

We and certain of our officers and directors are currently subject to a consolidated putative securities fraud class action and two putative stockholder derivative actions.

The consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a) (3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol,

Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011. The lead plaintiffs filed an opposition to our motion to dismiss on July 12, 2011 and we filed a reply in support of our motion to dismiss on August 26, 2011. A hearing on the motion to dismiss has not yet been scheduled.

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

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of our Company is set forth below:

Name	Age	Position	Officer since
Lawrence J. Blanford	57	President, Chief Executive Officer and Director	2007
Gérard Geoffrion	59	President of CBU	2010
Stephen L. Gibbs	39	Vice President, Chief Accounting Officer	2011
Linda Longo-Kazanova	58	Vice President, Chief Human Resources Officer	2011
Howard Malovany	61	Vice President, Corporate General Counsel and Secretary	2009
R. Scott McCreary	52	President of SCBU	2004
Frances G. Rathke	51	Vice President, Chief Financial Officer, and Treasurer	2003
Stephen J. Sabol	49	Vice President of Development	1993
Michelle V. Stacy	55	President of KBU	2008

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

Gérard Geoffrion has served as President of the Company’s CBU since joining the Company on December 17, 2010 through the acquisition of Van Houtte. Prior to joining the Company, Mr. Geoffrion served as President and CEO of Van Houtte from July 2008 to December 2010 and as Executive Vice President prior to that time for Van Houtte.

Stephen L. Gibbs has served as Vice President and Chief Accounting Officer of the Company since August 2011. Prior to joining the Company, Mr. Gibbs served as Vice President and Chief Accounting Officer for Scientific Games Corporation from April 2006 to August 2011 and Vice President of Finance for Scientific Games Racing from April 2005 to March 2006. Mr. Gibbs served as Manager of Accounting Research for The Coca-Cola Company from September 2004 to March 2005 and as Controller for TRX, Inc. from May 2004 to August 2004. Prior to that time, Mr. Gibbs served nine years in public accounting with the firms of Arthur Andersen LLP and Deloitte & Touche LLP.

Linda Longo-Kazanova joined the Company in February 2011 and has served as Vice President, Chief Human Resources Officer since March 2011. Prior to joining the Company, Ms. Longo-Kazanova served as Vice President Human Resources and Medical for Burlington Northern Santa Fe, LLC (formerly known as Burlington Northern Santa Fe Corporation) from May 2007 to September 2010 and Senior Vice President, Human Resources and Business Optimization for ProQuest Company (formerly known as Bell and Howell Company) from 2000 to 2007.

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

R. Scott McCreary has served as President of SCBU since December 2009 and Chief Operating Officer of the Company since September 2004.

Frances G. Rathke has served as Vice President, Chief Financial Officer and Treasurer of the Company since October 2003.

Stephen J. Sabol has served as Vice President of Development of the Company since October 2001.

Michelle V. Stacy has served as President of KBU since November 2008. From October 2007 to October 2008, Ms. Stacy served as Managing Partner of Archpoint Consulting, a professional services firm. From October 2005 to October 2007, Ms. Stacy was Vice President and General Manager of Global Professional Oral Care with Procter & Gamble. From 1983 to 2005, Ms. Stacy held various executive positions with The Gillette Company.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Price Range of Securities

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ for the periods indicated as adjusted to reflect the three-for-one stock split effective on May 17, 2010.

		High	Low
Fiscal 2010	13 weeks ended December 26, 2009	$25.83	$19.98
	13 weeks ended March 27, 2010	$32.54	$25.89
	13 weeks ended June 26, 2010	$32.55	$22.53
	13 weeks ended September 25, 2010	$37.00	$25.62
Fiscal 2011	13 weeks ended December 25, 2010	$37.72	$26.87
	13 weeks ended March 26, 2011	$63.06	$31.93
	13 weeks ended June 25, 2011	$84.89	$62.70
	13 weeks ended September 24, 2011	$111.62	$84.08

Number of Equity Security Holders

As of November 9, 2011, the number of record holders of the Company’s common stock was 451.

Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,902,944	$10.13	7,976,498
Equity compensation plans not approved by security holders(2)	1,240,283	$7.17	—

Total	8,143,227	$9.68	7,976,498

(1)

Includes the 1993 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Stock Option Plan, the 2006 Incentive Plan, the 2002 Deferred Compensation Plan and the Green Mountain Coffee Roasters, Inc. Amended and Restated Employee Stock Purchase Plan. See Note 15, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

(2)

Includes compensation plans assumed in the Keurig acquisition and inducement grants to Lawrence Blanford, Gérard Geoffrion, Linda Longo-Kazanova, Howard Malovany, Michelle Stacy and Sylvain Toutant. See Note 15, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

Performance graph

Item 6.	Selected Financial Data

The following data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively; of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of September 24, 2011 and September 25, 2010 and selected Consolidated Statements of Operations for the fifty-two weeks ended September 24, 2011, September 25, 2010 and September 26, 2009 are derived from our audited financial statements included in Item 8 of this Annual Report. The historical results do not necessarily indicate results expected for any future period.

Our fiscal year is based on a 52-week year for all years presented. There were no cash dividends paid during the past five fiscal years.

	Fiscal Years Ended
	Sept. 24, 2011(4)		Sept. 25, 2010(3)	Sept. 26, 2009(2)		Sept. 27, 2008	Sept. 29, 2007
			In thousands, except per share data
Net sales	$2,650,899		$1,356,775	$786,135		$492,517	$336,112
Net income attributable to GMCR	$199,501		$79,506	$54,439		$21,669	$12,557
Net income per share-diluted(6)	$1.31		$0.58	$0.45		$0.19	$0.11
Total assets	$3,197,887		$1,370,574	$813,405		$354,693	$263,298
Long-term debt	$575,969		$335,504	$73,013		$123,517	$90,050
Stockholders’ equity	$1,912,215	(5)	$699,245	$587,350	(1)	$138,139	$98,351

(1)	The fiscal 2009 stockholders’ equity balance reflects the impact of the August 12, 2009 equity offering.
(2)	Fiscal 2009 information presented reflects the acquisition of the wholesale business and certain assets of Tully’s Coffee Corporation.
(3)	Fiscal 2010 information presented reflects the acquisition of Timothy’s Coffee of the World Inc. on November 13, 2009 and the acquisition of Diedrich Coffee, Inc. on May 11, 2010.
(4)	Fiscal 2011 information presented reflects the acquisition of LJVH Holdings, Inc. and Subsidiaries (“Van Houtte”) on December 17, 2010.
(5)

The fiscal 2011 stockholders’ equity balance reflects the impact of the May 11, 2011 equity offering and concurrent private placement and the September 28, 2010 sale of common stock to Luigi Lavazza S.p.A. (“Lavazza”).

(6)	Previous years restated to reflect a 3-for-1 stock split effective May 17, 2010, a 3-for-2 stock split effective June 8, 2009 and a 3-for-1 stock split effective July 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the “Company”, “GMCR”, “we”, “our”, or “us”). You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leader in the specialty coffee and overall coffee maker businesses. We roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified TM , certified organic, flavored, limited edition and proprietary blends offered in K-Cup® portion packs, whole bean and ground coffee selections, as well as other specialty beverages including tea, hot apple cider and hot cocoa also offered in K-Cup® portion packs. In addition, we manufacture and sell the Keurig® single-cup brewing system for use with K-Cup® portion packs. K-Cup® portion pack brands include:

•	Barista Prima®

•	Bigelow®

•	Café Escapes®

•	Caribou Coffee®

•	Celestial Seasonings®

•	Coffee People®

•	Diedrich Coffee®

•	Donut House Collection®

•	Dunkin’ DonutsTM

•	Emeril’s®

•	Folgers Gourmet Selections®

•	Gloria Jean’s®

•	Green Mountain Coffee®

•	Green Mountain NaturalsTM

•	Kahlua®

•	Millstone®

•	Newman’s Own® Organics

•	revvTM

•	Starbucks®

•	Swiss Miss®

•	Tazo®

•	Timothy’s®

•	Tully’s®

•	Twinings® of London

•	Van Houtte®

•	Wolfgang Puck®

The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kahlua®, Millstone®, Newman’s Own® Organics, Starbucks®, Swiss Miss®, Tazo®, Twinings® of London, and Wolfgang Puck® brands are available within our K-Cup® system through relationships we have with their respective brand owners. Each of these brands is property of their respective owners and is used with permission.

As of September 24, 2011, the Starbucks® and Tazo® brands were not yet available to consumers. We anticipate that Starbucks and GMCR will make Starbucks K-Cup® portion packs available through food, drug, mass merchandisers, club, specialty and department store retailers throughout the U.S. and Canada beginning in November 2011.

Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single-cup specialty coffee. This growth has been driven by the wider availability of high-quality coffee, the emergence of upscale coffee shops throughout North America, and the general level of consumer knowledge of, and appreciation for, coffee quality and variety. The Company has been benefiting from this overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

Our growth strategy involves developing and managing marketing programs to drive Keurig® single-cup brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® portion packs. As part of this strategy, we work to sell our At Home (“AH”) brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable K-Cup® portion packs. In addition, we have license agreements with Breville Group Limited, Jarden Inc., producer of Mr. Coffee® brand coffee makers, and Conair, Inc., producer of Cuisinart® brand coffee makers, under which each produce, market and sell coffee makers co-branded with Keurig-brewing technology. The fundamental nature of our business model, we believe, is that over time, brewers will continue to contribute a smaller percentage of total revenue relative to K-Cup® portion packs leading to higher overall operating margins.

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

We periodically conduct consumer surveys to understand better our consumers’ preferences and behaviors. In recent Company surveys, we have learned that consumers prefer our Keurig® single-cup brewing systems for three main reasons (which we see as our competitive advantages):

1.	Quality—expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2.	Convenience—the Keurig system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

3.

Choice—with more than 200 varieties of K-Cup® portion packs available for the system many consumers enjoy exploring and trying new brands. In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas and coffees, hot cocoa and other dairy-based beverages, in K-Cup® portion packs.

We believe it’s the combination of these attributes that make the Keurig® single-cup system so appealing to so many consumers.

We are focused on building our brands and profitably growing our business. We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other synergistic opportunities, including strategic acquisitions. Over the past two years, we have completed acquisitions of three licensed roasters to ensure adequate capital investment in the growth and expansion of K-Cup® portion packs and to better serve our consumers by further strengthening our diverse distribution channels. These acquisitions were:

•

In December 2010, we acquired LJVH Holdings Inc. owner of Van Houtte® and other brands, based in Montreal, Canada for approximately $907.8 million, net of cash acquired. We believe this acquisition provides significant growth opportunities, particularly in Canada, and further advances our objective of becoming a leader in the competitive coffee and coffee maker business in North America.

•

In May 2010, we acquired Diedrich Coffee, Inc. (“Diedrich”) for approximately $305.3 million, net of cash acquired, which enables us to more effectively reach consumers in the southern California region and to take advantage of manufacturing and distribution synergies in that region. The acquisition included Diedrich Coffee® and Coffee People® brands and a perpetual royalty-free license in the United States for the Gloria Jean’s® coffee brand for use in K-Cup® portion packs.

•

In November 2009, we acquired Timothy’s Coffees of the World Inc. (“Timothy’s”) for an aggregate cash purchase price of approximately $155.7 million, through which we acquired the rights to the Timothy’s® World Coffee brand and wholesale business as well as licensed brands Kahlua® and Emeril’s®. Located in Toronto, Canada, the acquisition of Timothy’s enabled geographic expansion with a Canadian brand platform that includes manufacturing and distribution synergies in that region.

On May 11, 2011, we completed a sale of 608,342 shares of its common stock to Luigi Lavazza S.p.A. (“Lavazza”), pursuant to the Common Stock Purchase Agreement entered into between the Company and Lavazza on May 6, 2011. The purchase allowed Lavazza to maintain the same ownership percentage established on September 28, 2010 when we issued 8.6 million shares for $250.0 million pursuant to a common stock purchase agreement with Lavazza.

We continue to examine opportunities for partnerships with other strong national/regional brands to create additional K-Cup® products that will help augment consumer demand for the Keurig® single-cup brewing system.

In February 2011, we entered into a multi-year manufacturing and distribution agreement under which GMCR manufactures K-Cup® portion packs for Dunkin’ Brands, Inc. using coffee sourced and roasted to Dunkin’ Donuts’ exacting specifications. Dunkin’ K-Cup® portion packs became available at participating Dunkin’ Donuts™ restaurants in August of 2011.

In March 2011, we entered into a strategic multi-year relationship for the manufacturing, marketing, distribution and sale of Starbucks® and Tazo® tea branded K-Cup® portion packs. Starbucks and GMCR will make Starbucks K-Cup® portion packs available through food, drug, mass merchandisers, club, specialty and department store retailers throughout the U.S. beginning in November 2011. The companies expect to make Starbucks K-Cup® portion packs available at retail stores in Canada and through one of GMCR’s consumer-direct websites: www.keurig.com, and Starbucks consumer-direct website: www.starbucks.com by the beginning of 2012. The companies expect to further expand Starbucks K-Cup® portion pack and Keurig® single-cup brewing system distribution to Starbucks stores in the latter part of 2012.

In addition to expanding consumer choice in the system, we believe these relationships fuel new excitement for current Keurig owners and users; raise system awareness; and attract new consumers to the system.

We are focused on continued innovation both in single serve brewing systems and beverage development. We are working with Lavazza to co-develop a new single-serve espresso machine for North American consumers that we believe would complement our Keurig® single-cup brewers. We also have a new Keurig® filtered coffee brewing platform in development and is currently in consumer testing. We anticipated that we will be producing portion packs for this new single serve brewing platform in 2012.

We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other synergistic opportunities. Management is focused on executing on the above stated growth strategy to drive Keurig® single-cup brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® portion packs or other portion packs related to new brewer platforms.

For fiscal 2011, the Company’s net sales of $2,650.9 million represented growth of 95% over fiscal 2010. Approximately 84% of our fiscal 2011 consolidated net sales were attributed to the combination of K-Cup® portion packs and Keurig® single-cup brewers and related accessories. The primarily drivers of fiscal 2011 net sales growth compared to fiscal 2010 were:

•	An 104% increase in net sales attributed to K-Cup® portion pack sales which totaled $1,704.0 million in fiscal 2011;

•	A 59% increase in net sales attributed to Keurig® single-cup brewer and accessory net sales which totaled $524.7 million in fiscal 2011;

•

An increase in net sales of approximately $153.4 million due to price increases taken on K-Cup® portion packs during fiscal 2011 to offset higher green coffee and other input costs which are include in the amounts above.

Included in these results are the net sales from the Van Houtte acquisition, which contributed approximately $321.4 million to consolidated net sales in fiscal 2011.

In fiscal 2011, the Company’s operating margin improved over the prior year as we improved gross margins due to K-Cup® portion packs increasing as a percentage of the overall sales mix and we leveraged selling, operating and general and administrative expense (“SG&A”) resources on a higher sales base. In fiscal 2011, the Company’s operating margin improved to 13.9% from 10.2% in fiscal 2010.

We continually monitor all costs, including coffee, as we review our pricing structure as cyclical swings in commodity markets are common. The recent years have seen significant volatility in the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange). The Company expects coffee prices to remain volatile in the coming years. To help mitigate this volatility, we generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required. The Company implemented price increases during fiscal 2011 on all K-Cup® portion packs.

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

The Company used its cash from operations to fund increases in working capital and capital expenditures to support growth of the business, and, in part, the acquisition of Van Houtte. In fiscal 2011, cash was used to fund capital expenditures of $283.4 million compared to $126.2 million in fiscal 2010. The growth in capital expenditures was primarily related to increasing our manufacturing capacity to support the growth of K-Cup®

portion pack sales and to invest in information technology infrastructure. For fiscal 2012, we currently expect to invest between $630.0 million to $700.0 million in capital expenditures to support the Company’s future growth. We expect approximately $225.0 million will be spent to increase our portion pack packaging capacity related to our current Keurig brewer platform, approximately $100.0 million will be spent for portion pack packaging capacity related to our next generation Keurig brewer platform, approximately $175.0 million will be spent to expand our physical plants, research and development facilities and office space, approximately $100.0 million will be spent for coffee processing equipment and approximately $65.0 million will be spent for information technology infrastructure and systems. In September 2010, we received $249.5 million, net of transaction related expenses, from the issuance of 8,566,649 shares of common stock to Lavazza. In May 2011, we received $688.9 million, net of transaction related expenses, from the issuance of 10,087,886 shares of common stock through a public equity offering and concurrent private placement to Lavazza, which was largely used to repay a portion of our outstanding debt under our credit facility. We consistently analyze our short-term and long-term cash requirements to continue to grow the business. We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

Business Segments

The Company manages its operations through three operating segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”). In addition, see Note 4, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Annual Report.

SCBU sources, produces and sells coffee, hot cocoa, teas and other beverages, to be prepared hot or cold, in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs. These varieties are sold to supermarkets, club stores and convenience stores, restaurants and hospitality, office coffee distributors and also directly to consumers in the United States. In addition, SCBU sells Keurig® single-cup brewing systems and other accessories to supermarkets and directly to consumers.

KBU targets its premium patented single-cup brewing systems for use both at-home (“AH”) and away-from-home (“AFH”), mainly in North America. KBU sells AH single-cup brewers, accessories and coffee, tea, hot cocoa and other beverages, to be prepared hot or cold, in K-Cup® portion packs produced by SCBU and CBU primarily to retailers, department stores and mass merchandisers principally by processing its sales orders through fulfillment entities for the AH channels. KBU sells AFH single-cup brewers to distributors for use in offices. KBU also sells AH brewers, a limited number of AFH brewers and K-Cup® portion packs directly to consumers. KBU earns royalty income from K-Cup® portion packs when shipped by its third party licensed roasters, except for shipments of K-Cup® portion packs to KBU, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by KBU. In addition, through the second quarter of fiscal 2011, KBU earned royalty income from K-Cup® portion packs when shipped by SCBU and CBU.

CBU sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® portion packs, and coffee in more traditional packaging such as bags and cans and fractional packs, and under a variety of its brands including Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands. These varieties are sold primarily to supermarkets, club stores, and through office coffee services to offices, convenience stores and restaurants mainly throughout Canada. CBU also manufactures brewing equipment and is responsible for all the Company coffee brand sales in the grocery channel in Canada. Timothy’s is currently included in the SCBU segment. Commencing in fiscal year 2012 Timothy’s will be included in the CBU segment. The CBU segment also includes the Van Houtte U.S. Coffee Service business (“Filterfresh”) which as of the end of fiscal 2011 was classified as held for sale (see Note 8, Assets Held for Sale, of the Notes to Consolidated Financial Statements included in this Annual Report). On October 3, 2011, the Company sold all the outstanding shares of the

Filterfresh business to ARAMARK Refreshment Services, LLC, for an aggregate cash purchase price of approximately $145.0 million, subject to certain adjustments (See Note 24, Subsequent Events, of the Notes to Consolidated Financial Statements included in this Annual Report).

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share significant manufacturing or distribution facilities. Information system technology services are mainly centralized while finance functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group. The costs of the Company’s manufacturing operations are captured within the SCBU and CBU segments. The Company’s inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses related to certain centralized administrative functions including Accounting and Information System Technology are allocated to the SCBU and KBU operating segments. Expenses not specifically related to the SCBU, KBU or CBU operating segments are recorded in the “Corporate” segment. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors. Fiscal 2009 corporate expenses were offset by $17.0 million of proceeds received from a litigation settlement with Kraft.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU segment. Keurig related goodwill and intangibles related to the acquisition of Keurig are included in the KBU segment. Goodwill and intangible assets related to the acquisition of Van Houtte are included in the CBU segment.

Intersegment Sales

The Company analyzes its business and records net sales on a segment basis and eliminates intersegment sales as part of its financial consolidation process. Intersegment sales primarily consist of SCBU and CBU sales of K-Cup® portion packs to KBU, KBU sales of single-cup brewers to SCBU and CBU, and through the second quarter of fiscal 2011, KBU royalty income from K-Cup® portion packs when shipped by SCBU and CBU.

Effective with the beginning of the Company’s third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of K-Cup® portion packs, thus removing the need to eliminate royalty income during the financial consolidation process. Prior to the third quarter of fiscal 2011, the Company recorded intersegment sales and purchases of brewer and K-Cup® portion packs at a markup. During the third quarter of fiscal 2011, the Company unified the standard costs of brewer and K-Cup® portion pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® portion packs at new unified standard costs. This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.

As a result of the unification of the standard costs of brewers and K-Cup® portion packs during the third quarter of fiscal 2011, the Company’s segment inventories were revalued and an adjustment was recorded by the respective segments, which resulted in an increase in cost of sales and a decrease in inventories. This adjustment was offset with the reversal of the elimination of intersegment markup in inventories in the consolidation process resulting in no impact to the Company’s consolidated results.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with generally accepted accounting principles (“GAAP”) to non-GAAP performance measures including non-GAAP income before taxes, non-GAAP net income and non-GAAP diluted earnings per share excluding certain expenses and losses. These non-GAAP measures exclude transaction expenses related to the Company’s acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition; legal and accounting expenses related to the SEC inquiry and associated pending litigation; non-cash related items such as amortization of identifiable intangibles and losses incurred on the extinguishment of debt; and the effect of net operating and capital loss carryforwards, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because the Company’s management uses these non-GAAP measures in discussing and analyzing its results of operations and because it believes the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to the Company’s results of operations and financial condition and comparability between current and prior periods. For example, the Company excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of the Company’s operating performance.

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

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal years ended
	September 24, 2011	September 25, 2010	September 26, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.9%	68.6%	68.8%

Gross profit	34.1%	31.4%	31.2%

Selling and operating expenses	13.2%	13.7%	15.4%
General and administrative expenses	7.1%	7.4%	6.1%
Patent litigation settlement	0.0%	0.0%	(2.2)%

Operating income	13.9%*	10.2%*	11.9%

Other income (expense), net	0.0%	0.0%	(0.1)%
Loss on financial instruments, net	(0.2)%	0.0%	0.0%
Loss on foreign currency, net	(0.1)%	0.0%	0.0%
Interest expense	(2.2)%	(0.4)%	(0.6)%

Income before income taxes	11.4%	9.8%	11.2%

Income tax expense	(3.8)%	(4.0)%	(4.3)%

Net Income	7.6%	5.9%*	6.9%

Net income attributable to noncontrolling interests	0.1%	0.0%	0.0%

Net income attributable to GMCR	7.5%	5.9%	6.9%

*	Does not add due to rounding.

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below.

	Net sales (in millions)			Percent growth
	2011	2010	2009	2011	2010
SCBU	$1,045.3	$629.0	$383.8	66%	64%
KBU	1,261.5	727.8	402.3	73%	81%
CBU	344.1	—	—	100%	—
Corporate	—	—	—	—	—

Total Company	$2,650.9	$1,356.8	$786.1	95%	73%

	Income before taxes (in millions)			Percent growth
	2011	2010	2009	2011	2010
SCBU	$284.6	$119.5	$53.5	138%	123%
KBU	134.4	72.3	40.4	86%	79%
CBU	29.4	—	—	100%	—
Corporate	(121.0)	(44.1)	(2.8)	(174)%	(1475)%
Inter-company eliminations	(24.6)	(14.5)	(3.1)	(70)%	(368)%

Total Company	$302.8	$133.2	$88.0	127%	51%

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)			2011 over 2010		2010 over 2009
	2011	2010	2009	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
K-Cup® Portion Packs	$1,704.0	$834.4	$410.4	$869.6	104%	$424.0	103%
Brewers and Accessories	524.7	330.8	197.7	193.9	59%	133.1	67%
Other Products	414.0	169.6	152.7	244.4	144%	16.9	11%
Royalties	8.2	22.0	25.3	(13.8)	(63)%	(3.3)	(13)%

Total Net Sales	$2,650.9	$1,356.8	$786.1	$1,294.1	95%	$570.7	73%

Fiscal 2011

Net sales for fiscal 2011 increased 95% to $2,650.9 million, up from $1,356.8 million reported in fiscal 2010. The primary drivers of the increase in the Company’s net sales were a 104%, or $869.6 million, increase in total K-Cup® portion pack net sales, a 59%, or $193.9 million, increase in Keurig® single-cup brewer and accessories sales, and 144%, or $244.4 million increase in other coffee and coffee related products primarily as a result of the Van Houtte acquisition.

Fiscal 2011 net sales from K-Cup® portion packs increased 104% to $1,704.0 million from $834.4 million in fiscal 2010. The increase is driven by a 76 percentage point increase in K-Cup® portion pack sales volume, an 18 percentage point increase in K-Cup® portion pack net price realization due to price increases implemented during fiscal 2011 to offset higher green coffee and other input costs, and a 10 percentage point increase in K-Cup® portion pack net sales due to the acquisition of Van Houtte.

Fiscal 2010

Net sales for fiscal 2010 increased 73% to $1,356.8 million from $786.1 million in fiscal 2009. The two primary drivers of the increase in net sales for fiscal 2010 were the 103% or $424.0 million increase in total K-Cup® portion pack net sales and the 67% or $133.1 million increase in Keurig® single-cup brewer and accessories sales. Net sales of K-Cup® portion packs were $834.4 million and net sales of Keurig® single-cup brewers and accessories were $330.8 million and royalty income from K-Cup® portion packs shipped by KBU’s third party licensed roasters of $22.0 million.

Included in these results for the first time are the net sales from the Timothy’s and Diedrich acquisitions (both included in SCBU segment in fiscal 2010), which contributed approximately $37.9 million and $16.6 million to net sales, respectively, after eliminating the effect of intersegment sales.

SCBU

Fiscal 2011

SCBU segment net sales increased by $416.3 million, or 66%, to $1,045.3 million in fiscal 2011 as compared to $629.0 million in fiscal 2010. The increase is due to a 52 percentage point increase in sales volume of K-Cup® portion packs and a 14 percentage point increase due to net price realization on K-Cup® portion packs.

Fiscal 2010

SCBU segment net sales increased by $245.2 million or 64%, to $629.0 million in fiscal 2010 as compared to $383.8 million reported in fiscal 2009. Approximately 91% of the increase in SCBU’s net sales was due to higher K-Cup® portion pack sales.

KBU

Fiscal 2011

KBU segment net sales increased by $533.7 million, or 73%, to $1,261.5 million in fiscal 2011 as compared to $727.8 million in fiscal 2010. The increase is due to a 38 percentage point increase in sales volume of K-Cup® portion packs, a 26 percentage point increase in sales volume of Keurig® single cup brewers and accessories and a 9 percentage point increase due to net price realization on K-Cup® portion packs.

Fiscal 2010

KBU net sales increased by $325.5 million, or 81%, to $727.8 million in fiscal 2010 as compared to $402.3 million in fiscal 2009, with approximately 62% of the increase driven by K-Cup® portion pack sales to retailers and consumers. Net sales of brewers and accessories increased 69% to approximately $315.4 million in fiscal 2010 from $187.1 million in fiscal 2009.

CBU

Fiscal 2011

The Van Houtte acquisition, which resulted in creation of the CBU segment, was completed on December 17, 2010 and, accordingly, results of operations from such date have been included in the Company’s Statement of Operations. For fiscal 2011, the CBU segment net sales were $344.1 million using net sales calculated on a business unit basis, after eliminating the effect on consolidated net sales of K-Cup® portion pack sales by CBU to KBU and SCBU.

Gross Profit

Fiscal 2011

Gross profit for fiscal 2011 was $904.6 million, or 34.1% of net sales as compared to $425.8 million, or 31.4% of net sales, in fiscal 2010. The Company implemented price increases on K-Cup® portion packs during fiscal 2011 to offset higher green coffee and other input costs. The impact of these price increases improved gross margin by approximately 400 basis points. The benefit from the price increases was offset by higher green coffee costs in fiscal 2011 as compared to fiscal 2010, which decreased the Company’s gross margin by approximately 330 basis points. Gross margin also increased due to a shift in the Company’s sales mix. Net sales from Keurig® single-cup brewers and related accessories were lower as a percentage of total Company net sales in fiscal 2011 as compared to fiscal 2010. The Company sells the majority of Keurig® single-cup brewers approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, including fulfillment charges, returns and warranty expense. The decrease in Keurig® single-cup brewer and accessories net sales as a percentage of total net sales improved the Company’s gross margin by approximately 230 basis points.

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

Selling, General and Administrative Expenses

Fiscal 2011

Company selling, general and administrative expenses (SG&A) increased 87% to $535.7 million in fiscal 2011 from $287.0 million in fiscal 2010. As a percentage of sales, SG&A improved to 20.2% in fiscal 2011 from 21.2% in fiscal 2010. The increase is primarily due to the $114.2 million of SG&A expenses incurred in the CBU segment. During fiscal 2011, general and administrative expenses included $10.6 million of acquisition-related expenses related to the acquisition of Van Houtte and acquisition-related expenses decreased $8.3 million from fiscal 2010’s amount of $18.9 million. In addition, amortization of identifiable intangibles due to all Company acquisitions increased $26.3 million ($19.2 million of which is related to the Van Houtte acquisition and is included in the $114.2 million above) in fiscal 2011 to $41.3 million from $15.0 million in fiscal 2010. The Company incurred approximately $7.9 million in fiscal 2011for legal and accounting expenses associated with the SEC inquiry, associated pending litigation and the Company’s internal investigation.

Fiscal 2010

Company SG&A increased 70% to $287.0 million in fiscal 2010 from $169.0 million in fiscal 2009. As a percentage of sales, SG&A remained at approximately 21% in fiscal 2010 and fiscal 2009. During fiscal 2010, general and administrative expenses included $11.7 million of acquisition-related expenses related to the completed acquisition of Diedrich, $1.9 million of acquisition-related expenses related to the completed Timothy’s acquisition, as well as $5.3 million for the then pending acquisition of Van Houtte. In addition, amortization of identifiable intangibles due to all Company acquisitions was $15.0 million in fiscal 2010 as compared to $5.3 million in fiscal 2009.

Gain (Loss) on Financial Instruments

The Company incurred $6.2 million in net losses on financial instruments not designated as hedges for accounting purposes during fiscal 2011. The net loss included a $2.3 million fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency. The Company also incurred net losses of approximately $3.2 million on derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition and $0.4 million related to the interest rate cap associated with the extinguishment of our term loan B under our Credit Agreement.

Foreign Currency Exchange Gain (Loss), Net

The Company has certain assets and liabilities that are denominated in Canadian currency. During fiscal 2011 the Company incurred a net foreign currency loss of approximately $2.9 million primarily related to re-measurement of its alternative currency revolving credit facility and certain intercompany notes with its foreign subsidiaries.

Interest Expense

Company interest expense was $57.7 million in fiscal 2011, as compared to $5.3 million in fiscal 2010. The increase is primarily attributed to an increase in outstanding borrowings incurred in connection with the Van Houtte acquisition combined with the write-off of approximately $19.7 million of deferred debt issuance costs and original issue discount due to the extinguishment of the term loan B under the Credit Agreement and the extinguishment of our former credit facility.

Income Taxes

Fiscal 2011

The Company’s effective income tax rate was 33.6% for fiscal 2011 as compared to a 40.3% effective tax rate for fiscal 2010. The difference is primarily attributable to the release of valuation allowances related to a $17.7 million capital loss carryforward and a $5.4 million net operating loss carryforward in the fourth quarter of fiscal 2011. In addition, the Company had a larger percentage of foreign-based sales in Canada, which has a lower corporate tax rate. In fiscal 2011, the Company recognized the tax effect of $8.0 million of non-deductible acquisition-related expenses, compared to $13.6 million in fiscal 2010.

Fiscal 2010

The effective tax rate for fiscal 2010 was 40.3% resulting in an income tax provision of $53.7 million. Our fiscal 2010 effective tax rate was higher than our historical rate primarily due to an estimated total of $13.6 million non-deductible acquisition related expenses incurred relating to the Timothy’s and Diedrich acquisitions. For fiscal 2010, there was $5.3 million of acquisition-related expenses for the then pending Van Houtte transaction that was treated as a current deferred tax asset pending the acquisition close.

Net Income, Non-GAAP Net Income and Diluted EPS

Company net income in fiscal 2011 was $199.5 million, an increase of $120.0 million or 151%, as compared to $79.5 million in fiscal 2010. Company net income in fiscal 2009 was $54.4 million. Non-GAAP net income for fiscal 2011, when excluding transaction-related expenses (including the write-off of deferred financing expenses on the extinguishment of our former credit facility and foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition); amortization of identifiable intangibles related to the Company’s acquisitions; legal and accounting expenses related to the SEC inquiry and associated pending litigation; loss on extinguishment of debt; and the effect of net operating and capital loss carryforwards, increased 135% to $248.9 million from $105.8 million non-GAAP net income in fiscal 2010. Fiscal 2010 non-GAAP net income excludes transaction-related expenses for the Diedrich and Timothy’s acquisitions and amortization of identifiable intangibles related to the Company’s acquisitions. Non-GAAP net income in fiscal 2009 was $47.1 million, which excludes amortization of identifiable intangibles and proceeds from a patent litigation settlement.

Diluted weighted average shares outstanding increased 10% primarily due to the issuance of approximately 8.6 million shares of common stock to Lavazza on September 28, 2010 and approximately 10.1 million shares on May 11, 2011 from a public offering and concurrent private placement to Lavazza pursuant to its preemptive rights.

Company diluted EPS was $1.31 per share in fiscal 2011, as compared to $0.58 per share in fiscal 2010. Company diluted EPS in fiscal 2009 was $0.45 per share. Non-GAAP diluted EPS was $1.64 per share in fiscal 2011, as compared to $0.77 per share in fiscal 2010. Non-GAAP diluted EPS in fiscal 2009 was $0.39 per share.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for fiscal 2011, 2010 and 2009 (in thousands, except per share data):

	Fifty-two weeks ended
	September 24, 2011	September 25, 2010	September 26, 2009
Net income attributable to GMCR	$199,501	$79,506	$54,439
After tax:
Acquisition-related expenses(1)	14,524	16,773	—
Expenses related to SEC inquiry and pending litigation(2)	4,895	—	—
Amortization of identifiable intangibles(3)	27,343	9,527	3,172
Loss on extinguishment of debt(4)	11,027	—	—
Net operating and capital loss carryforwards(5)	(8,376)	—	—
Patent litigation settlement(6)	—	—	(10,557)

Non-GAAP net income attributable to GMCR	$248,914	$105,806	$47,054

	Fifty-two weeks ended
	September 24, 2011		September 25, 2010	September 26, 2009
Diluted income per share	$1.31		$0.58	$0.45
After tax:
Acquisition-related expenses(1)	$0.10		$0.12	$—
Expenses related to SEC inquiry and pending litigation(2)	$0.03		$—	$—
Amortization of identifiable intangibles(3)	$0.18		$0.07	$0.03
Loss on extinguishment of debt(4)	$0.07		$—	$—
Net operating and capital loss carryforwards(5)	$(0.06)		$—	$—
Patent litigation settlement(6)	$—		$—	$(0.09)

Non-GAAP net income per share	$1.64	*	$0.77	$0.39

*	Does not add due to rounding.
(1)

The 2011 fiscal year reflects direct acquisition-related expenses of $8.9 million (net of income taxes of $1.7 million); the write-off of deferred financing expenses of $1.6 million (net of income taxes of $1.0 million) on our former credit facility in conjunction with the new financing secured for the Van Houtte acquisition; and the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition of $4.0 million (net of income taxes of $1.3 million). The 2010 fiscal year represents direct acquisition-related expenses of $16.8 million (net of income taxes of $2.1 million). Direct acquisition-related expenses incurred prior to the closing of the acquisition are tax affected. Generally, upon the close of the acquisition, the direct acquisition related expenses are nondeductible.

(2)	Represents legal and accounting expenses, net of income taxes of $3.0 million, related to the SEC inquiry and pending litigation classified as general and administrative expense.
(3)

Represents the amortization of intangibles, net of income taxes of $14.0 million for the fifty-two weeks ended September 24, 2011, $5.4 million for the fifty-two weeks ended September 25, 2010 and $2.1 million for the fifty-two weeks ended September 26, 2009, related to the Company’s acquisitions classified as general and administrative expense.

(4)

Represents the write-off of debt issuance costs and original issue discount, net of income taxes of $6.2 million, primarily associated with the extinguishment of the term loan B under the Credit Agreement.

(5)

Represents the release of $6.2 million of the valuation allowance against federal capital loss carryforwards which represents the estimate of the tax benefit for the amount of capital losses that will be utilized in the first quarter of fiscal 2012 on capital gains generated on the sale of Filterfresh and the utilization in fiscal 2011 of $5.4 million of net operating loss carryforwards ($2.2 million tax effect) generated from the Filterfresh acquisition.

(6)	Represents proceeds received from a litigation settlement with Kraft, net of income taxes of $6.4 million.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and acquisitions from operations, borrowings under our credit facilities and equity offerings. At September 24, 2011, we had $582.6 million in debt outstanding, $13.0 million in cash and cash equivalents and $660.2 million of working capital. At September 25, 2010, we had $354.5 million in debt outstanding, $4.4 million in cash and cash equivalents and $257.2 million of working capital.

Operating Activities:

Net cash provided by (used in) operations is principally comprised of net income generated in the current year and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, provision for sales returns and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities was $0.8 million in fiscal 2011 as compared to cash used in operating activities of $2.3 million in fiscal 2010. Significant changes in assets and liabilities affecting net cash used in operating activities were a $157.3 million increase in accounts receivable and a $375.7 million increase in inventories offset by a $131.8 million increase in accounts payables and accrued expenses. The increases in these working capital items were due to growing sales demand and to build adequate inventories in anticipation of the upcoming holiday season. The increases above were offset by $331.1 million of earnings excluding noncash items relating to depreciation, amortization, provision for sales returns, excess tax benefits from equity-based compensation plans and the loss related to the write-off of deferred debt issuance costs and original issue discount primarily on the extinguishment of the term loan B under our Credit Agreement and the extinguishment of our former credit facility.

Investing Activities:

Investing activities primarily include acquisitions of businesses along with capital expenditures for equipment and building improvements.

Cash flows used in investing activities for fiscal 2011 included $907.8 million used in the acquisition of Van Houtte. Capital expenditures were $283.4 million in fiscal 2011 as compared to $126.2 million for fiscal 2010. The increase in capital expenditures was primarily related to manufacturing and information technology infrastructure and packaging equipment for K-Cup® portion packs. For fiscal 2012, we currently expect to invest between $630.0 million to $700.0 million in capital expenditures to support the Company’s future growth. We expect approximately $225.0 million will be spent to increase our portion pack packaging capacity related to our current Keurig brewer platform, approximately $100.0 million will be spent for portion pack packaging capacity related to our next generation Keurig brewer platform, approximately $175.0 million will be spent to expand our physical plants, research and development facilities and office space, approximately $100.0 million will be spent for coffee processing equipment and approximately $65.0 million will be spent for information technology infrastructure and systems.

On October 3, 2011, the Company completed the sale of all the outstanding shares of the Filterfresh business to ARAMARK Refreshment Services, LLC, for an aggregate cash purchase price of approximately $145.0 million, subject to certain adjustments.

Financing Activities:

Cash provided by financing activities for fiscal 2011 totaled $1,199.8 million which included term loan borrowings primarily under our credit agreement with Bank of America, N.A. and other lenders, dated December 17, 2010 (“Credit Agreement”), as amended and restated on June 9, 2011 (“Restated Credit Agreement”), totaling $796.4 million along with net revolving credit borrowings under our Credit Agreement and Restated Credit Agreement of $333.8 million. Repaid borrowings totaling $906.9 million were principally related to the term loan B under our Credit Agreement and the former credit facility that preceded the Credit Agreement. In connection with the Credit Agreement and the Restated Credit Agreement, we incurred $46.0 million in direct financing fees.

We received $938.5 million, net of transaction related expenses, from the issuance of 18,654,535 shares of common stock through a public equity offering and two private placements to Lavazza pursuant to its preemptive rights and $17.3 million from the exercise of employee stock options. In addition, cash flows from operating and financing activities included a $67.8 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options. As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under our Restated Credit Agreement we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a $248.4 million term loan A facility. At September 24, 2011, we had $248.4 million outstanding under the term loan A facility, $331.2 million outstanding under the revolving credit facilities and $4.4 million in letters of credit with $664.4 million available for borrowing. The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments. The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon the Company’s leverage ratio. The average effective interest rate at September 24, 2011 and September 25, 2010 was 2.8% and 2.7%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements. The Company also pays a commitment fee on the average daily unused portion of the revolving credit facilities.

All of the assets of the Company and its domestic wholly-owned material subsidiaries are pledged as collateral under the Restated Credit Agreement. The Restated Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; merger and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Restated Credit Agreement requires the Company to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 24, 2011, the Company was in compliance with these covenants. In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

The Company is party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under its credit facilities to a fixed rate versus the 30-day Libor rate. The total notional amount of these swaps at September 24, 2011 and September 25, 2010, was $233.0 million and $79.8 million, respectively.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 24, 2011 and September 25, 2010, we estimate we would have paid $10.3 million and $2.7 million (gross of tax), respectively, if we terminated the swap agreements. We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).

During fiscal 2011 and fiscal 2010, the Company paid approximately $3.8 million and $2.3 million, respectively, in additional interest expense pursuant to swap agreements.

We believe that our cash flows from operating activities, existing cash and our credit facilities will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures and service debt requirements through the next 12 months. We continuously evaluate our capital requirements and access to capital. We may opt to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt(1)	Interest Expense(2)	Operating Lease Obligations	Purchase Obligations	Total
Less than 1 year	$6,669	$8,950	$17,033	$942,256	$974,908
1 - 3 years	19,574	14,641	22,687	188,093	244,995
3 - 5 years	555,402	10,029	15,384	191,282	772,097
Greater than 5 years	993	38	8,607	164,689	174,327

Total	$582,638	$33,658	$63,711	$1,486,320	$2,166,327

(1)	Long-Term Debt includes capital lease obligations.
(2)	Based on rates in effect at September 24, 2011. Does not include interest on amounts outstanding at September 24, 2011 under the USD and multicurrency revolving credit facilities.

In addition, we have $24.4 million in unrecognized tax benefits. The unrecognized tax benefits relate equally to foreign tax credits at the federal level and research development credits at the state level.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Significant estimates and assumptions by management affect the Company’s allowance for doubtful accounts, inventory, deferred tax assets, allowance for sales returns, warranty reserves and certain accrued expenses, intangible and long-lived assets and stock-based compensation.

Although the Company regularly assesses these estimates, actual results could differ from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of the entities in which the Company has a controlling financial interest, most often because the Company holds a majority voting/ownership interest. The Company also evaluates if it is required to apply the Variable Interest Entity (“VIE”) model to the entity to determine if it holds a controlling financial interest in an entity. All significant intercompany transactions and accounts are eliminated in consolidation.

The Company has a controlling financial interest in a VIE if it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. When changes occur to the design of an entity the Company reconsiders whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in a VIE. A portion of the Company’s coffee services business in the United States and Canada included in the CBU segment operates through non-wholly owned subsidiaries in which the Company has a controlling financial interest either through majority ownership or through the VIE model.

Entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because it holds a voting/ownership interest of 20% to 50% are accounted for as equity method investments. Currently, the Company does not have any investments accounted for under the equity method.

Redeemable Noncontrolling Interests

Non-controlling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features. Generally, mandatorily redeemable NCI’s are classified as liabilities and non-mandatory redeemable NCI’s are classified as either temporary or permanent equity. The Company’s redeemable noncontrolling interests are redeemable at amounts based on formulas specific to each entity and are deemed non-mandatory. The Company classifies redeemable noncontrolling interests outside of shareholders’ equity in the consolidated balance sheet as temporary equity under the caption “Redeemable noncontrolling interests” and measures it at the redemption value at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the noncontrolling interest at its redemption value.

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation. The valuation involves making significant estimates and assumptions which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost saving that are expected to be derived in the future.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates fair value. The Company does not believe that it is subject to any unusual credit or market risk.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represents cash that is not available for use in our operations. Restricted cash of $27.5 million, as of September 24, 2011, consists primarily of cash placed in escrow related to our acquisition of Van Houtte. We expect to release this cash to the seller in the next fifteen months.

Allowance for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.

Inventories

Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers and packaging materials. Inventories are stated at the lower of cost or market. Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in first-out). The Company regularly reviews whether the net realizable value of our inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than carrying value, the Company takes a charge to expense and directly reduces the value of the inventory.

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

Financial Instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Cash, cash equivalents, accounts receivable, accounts payable and accrued expenses are reported at carrying value and approximate fair value due to the short maturity of these instruments. Long-term debt is also reported at carrying value and approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates.

The fair values of short-term investments and derivative financial instruments have been determined using market information and valuation methodologies. Changes in assumptions or estimates could affect the determination of fair value; however, management does not believe any such changes would have a material impact on the Company’s financial condition, results of operations or cash flows. The fair values of short-term investments and derivative financial instruments are disclosed in Note 12, Fair Value Measurements, in the Consolidated Financial Statements included in this Annual Report.

Derivative Instruments

From time to time, the Company enters into over-the-counter derivative contracts based on coffee futures (“coffee futures”) to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. Coffee purchases are generally denominated in the U.S. dollar. The Company also enters into interest rate derivatives to hedge against unfavorable changes in interest rates and foreign currency derivatives to hedge against unfavorable changes in foreign currency exchange rates. Certain of these derivative instruments qualify for hedge accounting if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, the Company would record the changes in the fair value of the derivative instruments directly to earnings.

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

The Company also enters into foreign currency and interest rate derivative contracts to hedge certain foreign currency exposures that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in gain (loss) on financial instruments, net in the Consolidated Statements of Operations.

The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, Note 11, Derivative Financial Instruments and Note 14, Stockholders’ Equity in the Consolidated Financial Statements included in this Annual Report.

Deferred Financing Costs

Deferred financing costs consist primarily of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using a method that approximates the effective interest rate method. Deferred financing costs included in other long-term assets in the accompanying consolidated balance sheet at September 24, 2011 and September 25, 2010 were $28.4 million and $2.8 million, respectively.

Goodwill and Intangibles

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the Company’s fiscal year. The Company estimates fair value based on discounted cash flows. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

Intangible assets that have finite lives are amortized over their estimated economic useful lives on a straight line basis. Intangible assets that have indefinite lives are not amortized and are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment charge is recognized to reduce the carrying value of the indefinite lived intangible asset to its fair value if the carrying amount of the intangible asset exceeds its fair value.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets, at an asset group level, to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

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

Sales of single cup coffee brewers, K-Cup® portion packs and other coffee products are recognized net of an allowance for returns. The Company estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.

The Company’s customers and the Keurig AH retail channel’s end customers, whose sales are processed by the fulfillment entities, can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts and volume based incentive programs. Allowances to customers that are directly attributable and supportable by customer promotional activities are recorded as selling expenses at the time the promotional activity occurs.

SCBU

At-Home Channel

The At-Home sales channel consists primarily of sales of coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags to supermarkets, grocery stores and warehouse club stores in the United States and Canada. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Commercial (Away-From-Home Channel)

The Away-From- Home channel consists primarily of sales of coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs to office coffee distributors, convenience stores, restaurants and hospitality accounts. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

SCBU processes and fulfills orders received from its website and revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

KBU

Retail (At-Home Channel)

The retail sales channel consists primarily of sales processed by our fulfillment entities of AH brewers, coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and accessories made to major retailers. KBU relies on a single order fulfillment entity, M.Block & Sons (“MBlock”), to process the majority of sales orders for its AH single-cup business with retailers in the United States. In addition, KBU relies on a single order fulfillment entity similar to MBlock to process the majority of sales orders for its AH single-cup business with retailers in Canada. The fulfillment entities receive and fulfill sales orders and invoice retailers. All inventories maintained at the third party fulfillment locations are owned by the Company until the fulfillment entity processes the orders and ships the product to the retailer. The Company recognizes revenue when the fulfillment entities ship the product based on the contractual shipping terms and when all other revenue recognition criteria are met.

Commercial (Away-From-Home Channel)

All commercial brewers are sold to Keurig Authorized Distributors (“KAD’s”). Revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

KBU processes orders received from its website, which are fulfilled by a third party fulfillment entity. Revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Royalty revenue

Roasters licensed by KBU to manufacture and sell K-Cup® portion packs, both to KBU for resale and to their other coffee customers, are obligated to pay a royalty to KBU upon shipment to their customer. KBU records royalty revenue upon shipment of K-Cup® portion packs by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements. For shipments of K-Cup® portion packs to KBU for resale, this royalty payment is recorded as a reduction to the carrying value of the related K-Cup® portion packs in inventory and as a reduction to cost of sales when sold through to third party customers by KBU.

CBU

At-Home Channel

The At-Home sales channel consists primarily of sales of coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and cans to supermarkets, grocery stores and warehouse club stores primarily in Canada. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Commercial (Away-From-Home Channel)

The Away-From- Home channel consists primarily of sales of coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs to business offices, convenience stores, restaurants and hospitality accounts. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

CBU processes and fulfills orders received from its website and revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Cost of Sales

Cost of sales for the Company consists of the cost of raw materials including coffee beans, hot cocoa, flavorings and packaging materials; a portion of our rental expense; production, warehousing and distribution costs which include salaries; distribution and merchandising personnel; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; fulfillment charges (including those paid to third-parties or to fulfillment entities); receiving, inspection and internal transfer costs; warranty expense; and freight, duties and delivery expenses. All shipping and handling expenses are also included as a component of cost of sales.

Product Warranty

The Company provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company’s expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues. The Company currently believes its warranty reserves are adequate; however, there can be no assurance that the Company will not experience some additional warranty expense in future periods related to previously sold brewers.

Fulfillment Fees

As the Company considers its demand forecasts for AH brewers and K-Cup® portion packs sold by retailers in the United States, it ships inventories primarily to MBlock and retains title to such inventories at MBlock’s warehouses until the sale of products to retailers are processed and shipped by MBlock. The fulfillment fee paid to MBlock is included as a component of cost of sales at the time the revenue is recognized. The Company’s Canadian fulfillment entity functions similar to MBlock.

Advertising Costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 24, 2011 and September 25, 2010, prepaid advertising costs of $3.8 million and $1.8 million, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $90.8 million, $52.9 million, and $27.4 million, for the years ended September 24, 2011, September 25, 2010, and September 26, 2009, respectively.

Self-Insurance Reserves

The Company insures certain healthcare and workers compensation benefits provided to employees. Liabilities associated with the risks that are retained by the Company are estimated primarily by considering historical claims experience and other assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax benefits or consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets. The Company currently believes that future earnings and current tax planning strategies will be sufficient to recover substantially all of the Company’s recorded net deferred tax assets. To the extent future taxable income against which these assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable. Accounting for uncertain tax positions also requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. The Company uses a more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company measures the fair value of stock options using the Black-Scholes model and certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company’s historical experience. The expected forfeiture rate is based on the Company’s historical employee turnover experience and future expectations. The Company uses a blended historical volatility to estimate expected volatility at the measurement date.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into the reporting currency of the Company which is the U.S. dollar. The functional currency of certain of the Company’s foreign subsidiaries in Canada is the Canadian dollar. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using the average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income or loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in currencies other than the functional currency of the entity are charged directly against earnings in the Consolidated Statement of Operations. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company loans that have been determined to be temporary in nature, cash, long-term debt and accounts payable denominated in non-functional currencies.

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

Keurig procures the brewers it sells from a third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $545.3 million and $380.5 million in fiscal 2011 and fiscal 2010, respectively.

The Company relies on MBlock to process the majority of sales orders for our AH single-cup business with retailers in the United States. The Company is subject to significant credit risk regarding the creditworthiness of MBlock and, in turn, the creditworthiness of the retailers. Sales processed by MBlock to retailers amounted to $997.0 million, $588.0 million and $282.5 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company’s account receivables due from MBlock amounted to $128.1 million and $81.6 million at September 24, 2011 and September 25, 2010, respectively. In addition, the Company’s sales processed by MBlock to Bed Bath & Beyond, Inc. of its AH brewers and K-Cup® portion packs represented approximately 11% of the Company’s consolidated net sales for fiscal 2011 and 14% of the Company’s consolidated net sales for fiscal 2010 and fiscal 2009.

Research & Development

Research and development expenses are charged to income as incurred. These expenses amounted to $17.7 million in fiscal 2011, $12.5 million in fiscal 2010, and $6.1 million in fiscal 2009. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”), which simplifies how an entity is required to test goodwill for impairment. The proposed ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Current guidance requires an entity to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of impairment loss, if any. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to be considered in conducting the qualitative assessment. The amendments in the ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 which is fiscal 2013 for the Company. Early adoption is permitted. The Company currently plans to early adopt in fiscal 2012.

In June 2011, the Financial Accounting Standards Board issued an ASU, which provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of certain letters of credit and are detailed in Note 10, Long-Term Debt, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. We do not have, nor do we engage in, transactions with any special purpose entities.

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact on sales and profitability of consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating the Company’s acquisitions, the Company’s success in introducing and producing new product offerings, the ability of lenders to honor their commitments under the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, the Company’s ability to continue to grow and build profits in the At Home and Away from Home businesses, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the extent to which the data security of the Company’s websites may be compromised, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, the impact of the inquiry initiated by the SEC and any related litigation or additional governmental investigative or enforcement proceedings, as well as other risks described more fully in the Company’s filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this filing. The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly filings.

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

	Expected maturity date
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt:
Variable rate (in thousands)	$6,250	$—	$—	$—	$340,389	$—	$346,639
Average interest rate	2.2%	2.2%	2.2%	2.2%	2.2%	0.0%	2.2%
Fixed rate (in thousands)	$419	$6,672	$12,902	$19,151	$195,862	$993	$235,999
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	4.0%	3.7%

At September 24, 2011, we had $346.6 million in outstanding debt obligations subject to variable interest rates as compared to $314.7 million outstanding at September 25, 2010. Should interest rates (Libor and Prime rates) increase by 100 basis points, we would incur additional interest expense of $3.5 million annually. Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.5 million annually, pursuant to the cross-currency swap agreement (see foreign currency exchange risk below). As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements. On September 24, 2011, the effect of our interest rate swap agreements was to limit the interest rate exposure on $233.0 million of the outstanding balance of the term loan A facility under our Restated Credit Agreement to a fixed rate versus the 30-day Libor rate. The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from September 2012 through November 2015.

Commodity price risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the “C” price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace. At September 24, 2011, the Company had approximately $556.2 million in green coffee purchase commitments, of which approximately 77% had a fixed price. At September 25, 2010, the Company had approximately $204.0 million in green coffee purchase commitments, of which approximately 54% had a fixed price.

Commodity price risks at September 24, 2011 are as follows (in thousands):

Purchase commitments	Total Cost(1)	Pounds	“c” Price Range
Fixed	$427,378	129,459	$1.75 - $3.21
Variable	$128,775	44,189	$2.29 - $2.36

	$556,153	173,648

(1)	Total coffee costs typically include a premium or “differential” in addition to the “C” price.

Additionally, total coffee pounds include $27.1 million in fixed coffee prices (6.4 million pounds) that are not determined by the “C” price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales. At September 24, 2011, we held outstanding futures contracts covering 3,075,000 pounds of coffee with a fair market value of $(424,000), gross of tax. The Company had no outstanding coffee futures contracts at September 25, 2010.

At September 24, 2011, we are exposed to approximately $119.9 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $93.1 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 25, 2010. A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at September 24, 2011 by approximately $12.0 million.

Foreign currency exchange rate risk

We have operations in Canada. Our Canadian business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We also source our green coffee, certain production equipment, and components of our brewers and manufacturing of our brewers from countries outside the United States, which are subject to the same risks described for Canada above; however, most of our green coffee and brewer purchases are transacted in the United States dollar.

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

As described in Note 11, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, from time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures. More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars. These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes. As a result, the changes in fair value are recognized in the Gain (loss) on financial instruments, net line in the Consolidated Statements of Operations. We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.

At September 24, 2011, we had a 5-year cross-currency swap of CDN $150.0 million that was not designated as a hedging instrument for accounting purposes, which largely offset the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. The cross-currency swap is amortized over 5 years matching the amortization of the repayment on the note receivable. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar inter-company note. We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars, are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged. Our net unhedged assets denominated in a currency other than the functional currency were approximately $9.8 million at September 24,

2011. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets by approximately $1.0 million with a corresponding charge to operations. In addition, at September 24, 2011 our net investment in our Canadian subsidiaries was approximately $496.9 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our Canadian subsidiaries by approximately $49.7 million with a corresponding charge to other comprehensive income.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 24, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were effective to ensure that such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles,

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded we maintained effective internal controls over financial reporting as of September 24, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

We acquired LJVH Holdings Inc. (“Van Houtte”) in the first quarter of the fiscal year ended September 24, 2011. In accordance with applicable SEC guidance, Van Houtte, whose total assets and total net sales represent 10% and 13%, respectively, of the total consolidated financial statement amounts as of and for the fiscal year ended September 24, 2011, has been excluded from management’s assessment of internal controls over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of September 24, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010 filed with SEC on December 9, 2010, our management report on internal control over financial reporting described material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the first three quarters of fiscal 2011, we were engaged in the implementation and testing of remedial measures designed to address these material weaknesses to demonstrate their operating effectiveness over a period of time. In the fourth quarter of fiscal 2011, we completed testing of the design and operating effectiveness of enhanced controls. As a result, as of September 24, 2011, we concluded that we had remediated the previously reported material weaknesses in our internal control over financial reporting. We expect to include Van Houtte in our assessment for fiscal 2012.

During fiscal 2011, we implemented the following changes in our internal control over financial reporting to address previously reported material weaknesses:

•

We hired a Chief Accounting Officer during the fourth quarter of 2011 which is a newly created position to strengthen GMCR’s accounting function and overall financial control environment. Additionally, we have added experienced accounting staff at our enterprise and segment levels;

•

We have begun creating policies and procedures manuals, where such items were missing or lacking in some manner, including documentation of our accounting policies and methods of applying those policies;

•

Management has performed a review of the processes and procedures used in the Company’s intercompany accounting, and has implemented changes to the intercompany sales and profit elimination processes, including:

•	In the second quarter of fiscal 2011, introduced a systemic tracking of intercompany sales in the general ledger to identify intercompany sales;

•

In the second quarter of fiscal 2011, implemented a consistent process for the calculation of intercompany profit margin on brewers and K-Cup® portion packs, which includes reconciliation to the general ledger to ensure completeness of the margin elimination and consistent valuation of brewers and K-Cup® portion packs in ending inventories; and

•

In the third quarter of fiscal 2011, implemented uniform inventory standard costs across its segments and updated the intercompany selling prices to equal the standard cost of the item to simplify the elimination of intercompany profit. In addition, KBU discontinued the practice of recording intercompany royalty income in order to simplify the elimination process.

•

Management has strengthened controls related to the accounting for customer incentives at the KBU by implementing a centralized process to track all customer incentive programs to provide greater visibility of accruals and discounts and allow management to effectively assess the appropriate accounting treatment of each program.

•

In the second quarter of fiscal 2011, the Company began a training program for certain accounting and finance personnel that provides employees in those departments an opportunity to attend monthly training so they may remain current with accounting rules, regulations and trends; and

•	In the third quarter of 2011, the Company’s sales teams attended a training session at their national sales meeting to review revenue recognition and trade promotion policy and regulation.

While the Company has concluded that our internal controls are effective, management will continue to evaluate ways to enhance and improve the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 24, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information regarding the Company’s executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held in March 2012, which will be filed not later than 120 days after the close of our fiscal year ended September 24, 2011 (the “Definitive Proxy Statement”).

For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title
3.1	Restated Certificate of Incorporation dated November 10, 2011.

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

3.3	Certificate of Merger (incorporated by reference to Exhibit 3.3 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 2003).

4.1	Amended and Restated Credit Agreement dated as of June 9, 2011 among Green Mountain Coffee Roasters, Inc., Bank of America, N.A., and the other lender parties thereto (incorporated by reference to Exhibit 4.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 25, 2011).

10.1	Amended and Restated Lease Agreement, dated November 6, 2007 between Pilgrim Partnership L.L.C. and Green Mountain Coffee, Inc. (incorporated by reference to Exhibit 10.1 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2007).

10.2	Green Mountain Coffee Roasters, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).*

10.3	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*

(a) Form of Stock Option Agreement.*

10.4	Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*

10.5	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*

(a) Form of Stock Option Agreement*

10.6	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Plan. (incorporated by reference to Exhibit 10.6 in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.6.1	Amendment to Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Plan. (incorporated by reference to Exhibit 10.6.1 in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.7	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.8	Loan Agreement by and between the Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.9	2002 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*

Exhibit No.	Exhibit Title

10.10	Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.11	Letter from Green Mountain Coffee Roasters, Inc. to Frances G. Rathke re: Deferred Compensation Agreement dated as December 7, 2006 (incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*

10.12	Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

10.13

Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2010).*

(a) Form of Stock Option Agreement*

10.14	Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 22, 2006).*

10.15	Keurig, Incorporated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on June 22, 2006).*

10.16	Employment Agreement dated May 3, 2007 between Green Mountain Coffee Roasters, Inc. and Lawrence J. Blanford (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended September 28, 2007).*

10.17	Lease Agreement dated August 16, 2007 between Keurig, Incorporated and Brookview Investments, LLC. (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 28, 2007).

10.18	2008 Change-In-Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).

10.19	Green Mountain Coffee Roasters, Inc. Senior Executive Officer Short Term Incentive Compensation Plan (incorporated by reference to Appendix D of the Definitive Proxy Statement for the March 13, 2008 Annual Meeting of Stockholders).*

10.20	Agreement of Sale dated June 2, 2008 by and between MS Plant, LLC and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.21	Settlement and License Agreement dated October 23, 2008 by and between Keurig, Incorporated and Kraft Foods Inc., Kraft Foods Global Inc., and Tassimo Corporation (incorporated by reference to Exhibit 10.27 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

10.22	Letter from Green Mountain Coffee Roasters, Inc. to Scott McCreary re: Offer Letter dated as September 10, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 27, 2008).*

10.23	Letter from Green Mountain Coffee Roasters, Inc. to Howard Malovany re: Offer Letter dated as January 8, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.24	Letter from Green Mountain Coffee Roasters, Inc. to Michelle Stacy re: Offer Letter dated as March 16, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

Exhibit No.	Exhibit Title

10.25	Letter from Green Mountain Coffee Roasters, Inc. to Scott McCreary re: Letter Amendment dated as December 29, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.26	Letter from Green Mountain Coffee Roasters, Inc. to Steve Sabol re: Letter Amendment dated as December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.27	Share Purchase Agreement dated November 13, 2009 by and between Timothy’s Coffees of the World, Inc., World Coffee Group S.á.r.l., Green Mountain Coffee Roasters, Inc. and Timothy’s Acquisition Corporation (incorporated by reference to Exhibit 2.1 on Form 8-K filed on November 13, 2009).

10.28	Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2010).

10.29	Registration Rights Agreement dated September 28, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.29 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

10.30	Form of Indemnification Agreement dated August 10, 2010 by and between the Directors of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.30 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

10.31	Form of Indemnification Agreement dated August 10, 2010 by and between the Executive Officers of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.31 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

10.32	Share Purchase Agreement dated September 14, 2010 by and between LJVH S.á.r.l., Fonds de solidarité des Travailleurs du Québec (F.T.Q.), LJ Coffee Agent, LLC, Green Mountain Coffee Roasters, Inc., and SSR Acquisition Corporation (incorporated by reference to Exhibit 10.32 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

10.33	Common Stock Purchase Agreement dated May 6, 2011 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters. Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 6, 2011).

10.34	Amendment dated May 18, 2011 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc.

10.35	Letter from Green Mountain Coffee Roasters, Inc. to Stephen L. Gibbs re: Offer Letter dated as July 20, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 22, 2011).*

21.	Subsidiary List.

23.	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Title

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

*	Management contract or compensatory plan

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

Signature	Title	Date

/s/ Lawrence J. Blanford LAWRENCE J. BLANFORD	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2011

/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)	November 14, 2011

/s/ Stephen L. Gibbs STEPHEN L. GIBBS	Chief Accounting Officer (Principal Accounting Officer)	November 14, 2011

/s/ Robert P. Stiller ROBERT P. STILLER	Chairman of the Board of Directors and Founder	November 14, 2011

/s/ Barbara Carlini BARBARA CARLINI	Director	November 14, 2011

/s/ Douglas Daft DOUGLAS DAFT	Director	November 14, 2011

/s/ William D. Davis WILLIAM D. DAVIS	Director	November 14, 2011

/s/ Jules A. del Vecchio JULES A. DEL VECCHIO	Director	November 14, 2011

/s/ Michael Mardy MICHAEL MARDY	Director	November 14, 2011

/s/ Hinda Miller HINDA MILLER	Director	November 14, 2011

/s/ David E. Moran DAVID E. MORAN	Director	November 14, 2011

Green Mountain Coffee Roasters, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Green Mountain Coffee Roasters, Inc.

In our opinion, the accompanying consolidated financial statements listed in accompanying index on page F-1 present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. and its subsidiaries at September 24, 2011 and September 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded LJVH Holdings, Inc. from its assessment of internal control over financial reporting as of September 24, 2011 because they were acquired by the Company in a purchase business combination during 2011. We have also excluded LJVH Holdings, Inc. from our audit of internal control over financial reporting. LJVH Holdings, Inc. is a wholly owned subsidiary whose total assets and total net sales represent 10% and 13%, respectively, of the total consolidated financial statement amounts as of and for the year ended September 24, 2011.

/s/ PricewaterhouseCoopers LLP

Boston, MA

November 14, 2011

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	September 24, 2011	September 25, 2010
Assets
Current assets:
Cash and cash equivalents	$12,989	$4,401
Restricted cash and cash equivalents	27,523	355
Receivables, less uncollectible accounts and return allowances of $21,407 and $14,056 at September 24, 2011 and September 25, 2010, respectively	310,321	172,200
Inventories	672,248	262,478
Income taxes receivable	18,258	5,350
Other current assets	28,072	23,488
Deferred income taxes, net	36,231	26,997
Current assets held for sale	25,885	—

Total current assets	1,131,527	495,269
Fixed assets, net	579,219	258,923
Intangibles, net	529,494	220,005
Goodwill	789,305	386,416
Other long-term assets	47,759	9,961
Long-term assets held for sale	120,583	—

Total assets	$3,197,887	$1,370,574

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,669	$19,009
Accounts payable	265,511	139,220
Accrued compensation costs	43,260	24,236
Accrued expenses	92,120	49,279
Income tax payable	9,617	1,934
Deferred income taxes, net	243	—
Other current liabilities	34,613	4,377
Current liabilities related to assets held for sale	19,341	—

Total current liabilities	471,374	238,055
Long-term debt	575,969	335,504
Deferred income taxes, net	189,637	92,579
Other long-term liabilities	27,184	5,191
Long-term liabilities related to assets held for sale	474	—
Commitments and contingencies (See Notes 5 and 19)
Redeemable noncontrolling interests	21,034	—
Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized—200,000,000 shares; Issued and outstanding—154,466,463 and 132,823,585 shares at September 24, 2011 and September 25, 2010, respectively	15,447	13,282
Additional paid-in capital	1,499,616	473,749
Retained earnings	411,727	213,844
Accumulated other comprehensive loss	(14,575)	(1,630)

Total stockholders’ equity	$1,912,215	$699,245

Total liabilities and stockholders’ equity	$3,197,887	$1,370,574

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Fifty-two weeks ended September 24, 2011	Fifty-two weeks ended September 25, 2010	Fifty-two weeks ended September 26, 2009
Net sales	$2,650,899	$1,356,775	$786,135
Cost of sales	1,746,274	931,017	540,744

Gross profit	904,625	425,758	245,391
Selling and operating expenses	348,696	186,418	121,350
General and administrative expenses	187,016	100,568	47,655
Patent litigation settlement	—	—	(17,000)

Operating income	368,913	138,772	93,386
Other income (expense), net	648	85	(662)
Loss on financial instruments, net	(6,245)	(354)	—
Loss on foreign currency, net	(2,912)	—	—
Interest expense	(57,657)	(5,294)	(4,693)

Income before income taxes	302,747	133,209	88,031
Income tax expense	(101,699)	(53,703)	(33,592)

Net Income	$201,048	$79,506	$54,439
Net income attributable to noncontrolling interests	1,547	—	—

Net income attributable to GMCR	$199,501	$79,506	$54,439

Basic income per share:
Basic weighted average shares outstanding	146,214,860	131,529,412	113,979,588
Net income per common share—basic	$1.36	$0.60	$0.48

Diluted income per share:
Diluted weighted average shares outstanding	152,142,434	137,834,123	120,370,659
Net income per common share—diluted	$1.31	$0.58	$0.45

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Fifty-two weeks ended September 24, 2011	Fifty-two weeks ended September 25, 2010	Fifty-two weeks ended September 26, 2009
Net income	$201,048	$79,506	$54,439
Other comprehensive income, net of tax:
Deferred gain (loss) on derivatives designated as cash flow hedges, net of tax (provision)/benefit of $3.0 million, $(0.2) million and $1.2 million respectively	(4,486)	352	(1,715)
(Gain) loss on derivatives designated as cash flow hedges reclassified to net income, net of tax (provision)/benefit of $0.2 million, $(0.1) million and $0.2 million respectively	250	(112)	264
Foreign currency translation adjustment	(8,895)	—	—

Other comprehensive (loss) gain	(13,131)	240	(1,451)

Total comprehensive income	187,917	79,746	52,988
Total comprehensive income attributable to redeemable noncontrolling interests, net of tax	1,361	—	—

Total comprehensive income attributable to GMCR	$186,556	$79,746	$52,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the three years in the period ended September 24, 2011 (Dollars in thousands)

	Equity Attributable to Redeemable Noncontrolling Interests	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	ESOP unallocated Shares		Treasury stock		Stockholders’ Equity
		Shares	Amount				shares	Amount	Shares	Amount
Balance at September 27, 2008	$—	125,071,399	$12,507	$53,649	$79,899	$(419)	(81,581)	$(161)	(15,626,979)	$(7,336)	$138,139
Options exercised	—	3,802,368	381	5,391	—	—	—	—	—	—	5,772
Issuance of common stock under employee stock purchase plan	—	314,265	31	2,447	—	—	—	—	—	—	2,478
Allocation of ESOP shares	—	—	—	912	—	—	43,521	87	—	—	999
Issuance of common stock for public equity offering	—	1,623,020	162	34,631	—	—	—	—	—	—	34,793
Issuance of common stock from treasury for public equity offering	—			327,664	—	—	—	—	15,626,979	7,336	335,000
Stock compensation expense	—			6,697	—	—	—	—	—	—	6,697
Tax benefit from exercise of options	—			10,362	—	—	—	—	—	—	10,362
Deferred compensation expense	—			122	—	—	—	—	—	—	122
Other comprehensive loss, net of tax	—			—	—	(1,451)	—	—	—	—	(1,451)
Net income	—	—	—	—	54,439	—	—	—	—	—	54,439

Balance at September 26, 2009	$—	130,811,052	$13,081	$441,875	$134,338	$(1,870)	(38,060)	$(74)	—	$—	$587,350
Options exercised	—	1,840,661	184	4,586	—	—	—	—	—	—	4,770
Issuance of common stock under employee stock purchase plan	—	171,872	17	3,999	—	—	—	—	—	—	4,016
Allocation of ESOP shares	—	—	—	1,302	—	—	38,060	74	—	—	1,376
Stock compensation expense	—	—	—	7,949	—	—	—	—	—	—	7,949
Tax benefit from exercise of options	—	—	—	13,877	—	—	—	—	—	—	13,877
Deferred compensation expense	—	—	—	161	—	—	—	—	—	—	161
Other comprehensive income, net of tax	—	—	—	—	—	240	—	—	—	—	240
Net income	—	—	—	—	79,506	—	—	—	—	—	79,506

Balance at September 25, 2010	$—	132,823,585	$13,282	$473,749	$213,844	$(1,630)	—	$—	—	$—	$699,245
Sale of common stock for private placement	—	9,174,991	918	290,178	—	—	—	—	—	—	291,096
Options exercised	—	2,839,426	284	11,096	—	—	—	—	—	—	11,380
Issuance of common stock under employee stock purchase plan	—	148,917	15	5,933	—	—	—	—	—	—	5,948
Issuance of common stock for public equity offering	—	9,479,544	948	646,415	—	—	—	—	—	—	647,363
Stock compensation expense	—	—	—	10,361	—	—	—	—	—	—	10,361
Tax benefit from exercise of options	—	—	—	61,670	—	—	—	—	—	—	61,670
Deferred compensation expense	—	—	—	214	—	—	—	—	—	—	214
Purchase noncontrolling interests	19,118	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	1,618	—	—	—	(1,618)	—	—	—	—	—	(1,618)
Cash distributions	(1,063)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	(186)	—	—	—	—	(12,945)	—	—	—	—	(12,945)
Net income	1,547	—	—	—	199,501	—	—	—	—	—	199,501

Balance at September 24, 2011	$21,034	154,466,463	$15,447	$1,499,616	$411,727	$(14,575)	—	$—	—	$—	$1,912,215

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fifty-two weeks ended September 24, 2011	Fifty-two weeks ended September 25, 2010	Fifty-two weeks ended September 26, 2009
Cash flows from operating activities:
Net income	$201,048	$79,506	$54,439
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	72,297	29,484	17,987
Amortization of intangibles	41,339	14,973	5,318
Amortization deferred financing fees	6,158	862	541
Loss on extinguishment of debt	19,732	—	—
Unrealized loss of foreign currency	1,041	—	—
Loss on disposal of fixed assets	884	573	679
Provision for doubtful accounts	2,584	610	243
Provision for sales returns	64,457	40,139	15,943
Unrealized (gain) loss on financial instruments, net	3,292	(188)	264
Tax expense from exercise of non-qualified options and disqualified dispositions of incentive stock options	(6,142)	(713)	(399)
Excess tax benefits from equity-based compensation plans	(67,813)	(14,590)	(10,761)
Tax expense from allocation of ESOP shares	—	—	(3)
Deferred income taxes	(8,828)	(6,931)	1,683
Deferred compensation and stock compensation	10,575	8,110	6,819
Contributions to the ESOP	—	1,376	1,000
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(157,329)	(102,297)	(52,963)
Inventories	(375,709)	(116,653)	(47,650)
Income tax receivable, net	63,487	10,065	10,769
Other current assets	(715)	(10,692)	(3,584)
Other long-term assets, net	(11,454)	(5,349)	1,228
Accounts payable	106,202	41,007	25,834
Accrued compensation costs	2,233	(1,830)	6,147
Accrued expenses	25,600	23,405	5,083
Other current liabilities	(3,118)	1,645	—
Other long-term liabilities	10,964	5,191	—

Net cash provided by (used in) operating activities	785	(2,297)	38,617
Cash flows from investing activities:
Change in restricted cash	2,074	(75)	(119)
Proceeds from sale of short-term investments	—	50,000	—
Proceeds from notes receivable	499	1,788	—
Acquisition of Tully’s Coffee Corporation	—	—	(41,361)
Acquisition of Timothy’s Coffee of the World Inc.	—	(154,208)	—
Acquisition of Diedrich Coffee, Inc., net of cash acquired	—	(305,261)	—
Acquisition of LJVH Holdings, Inc. (Van Houtte), net of cash acquired	(907,835)	—	—
Purchases of short-term investments	—	—	(50,000)
Capital expenditures for fixed assets	(283,444)	(126,205)	(48,298)
Proceeds from disposal of fixed assets	1,192	526	162
Other investing activities	(158)	—	—

Net cash used in investing activities	(1,187,672)	(533,435)	(139,616)
Cash flows from financing activities:
Net change in revolving line of credit	333,835	145,000	(95,500)
Proceeds from issuance of common stock under compensation plans	17,328	8,788	8,253
Proceeds from issuance of common stock for private placement	291,096	—	—
Proceeds from issuance of common stock for public equity offering	673,048	—	386,688
Financing costs in connection with public equity offering	(25,685)	—	(16,895)
Cash distributions to redeemable noncontrolling interests shareholders	(1,063)	—	—
Excess tax benefits from equity-based compensation plans	67,813	14,590	10,761
Capital lease obligations	(8)	(217)	—
Proceeds from borrowings of long-term debt	796,375	140,000	50,000
Deferred financing fees	(46,009)	(1,339)	(1,084)
Repayment of long-term debt	(906,885)	(8,500)	(217)

Net cash provided by financing activities	1,199,845	298,322	342,006
Change in cash balances included in current assets held for sale	(5,160)	—	—
Effect of exchange rate changes on cash and cash equivalents	790	—	—
Net increase (decrease) in cash and cash equivalents	8,588	(237,410)	241,007
Cash and cash equivalents at beginning of period	4,401	241,811	804

Cash and cash equivalents at end of period	$12,989	$4,401	$241,811

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,452	$6,486	$5,118
Cash paid for income taxes	$58,182	$42,313	$20,368
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$25,737	$20,261	$12,509
Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$—	$1,533	$210

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business and Organization

Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, “the Company”) is a leader in the specialty coffee and coffee maker businesses. Green Mountain Coffee Roasters, Inc. is a Delaware corporation.

The Company manages its operations through three business segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”).

SCBU sources, produces and sells coffee, hot cocoa, teas and other beverages, to be prepared hot or cold, in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs. These varieties are sold to supermarkets, club stores and convenience stores, restaurants and hospitality, office coffee distributors and also directly to consumers in the United States. In addition, SCBU sells Keurig® single-cup brewing systems and other accessories to supermarkets and directly to consumers.

KBU targets its premium patented single-cup brewing systems for use both at-home (“AH”) and away-from-home (“AFH”), mainly in North America. KBU sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup® portion packs produced mainly by SCBU and CBU primarily to retailers, department stores and mass merchandisers principally processing its sales orders through fulfillment entities for the AH channels. KBU sells AFH single-cup brewers to distributors for use in offices. KBU also sells AH brewers, a limited number of AFH brewers and K-Cup® portion packs directly to consumers. KBU earns royalty income from K-Cup® portion packs when shipped by its third party licensed roasters, except for shipments of K-Cup® portion packs to KBU, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by KBU. In addition, through the second quarter of fiscal 2011, KBU earned royalty income from K-Cup® portion packs when shipped by SCBU and CBU.

CBU sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® portion packs, and coffee in more traditional packaging such as bags and cans and fractional packs, and under a variety of its brands including Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands. These varieties are sold primarily to supermarkets, club stores and, through office coffee services to offices, convenience stores and restaurants mainly throughout Canada. CBU also manufactures brewing equipment and is responsible for all the Company coffee brand sales in the grocery channel in Canada. Timothy’s is currently included in the SCBU segment. Commencing in fiscal year 2012 Timothy’s will be included in the CBU segment. The CBU segment includes the Van Houtte U.S. Coffee Service business (“Filterfresh”) which is currently classified as held for sale (see Note 8, Assets Held for Sale). On October 3, 2011, the Company sold all the outstanding shares of the Filterfresh business to ARAMARK Refreshment Services, LLC, for an aggregate cash purchase price of approximately $145.0 million, subject to certain adjustments (See Note 24, Subsequent Events).

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2011, 2010 and fiscal 2009 represent the years ended September 24, 2011, September 25, 2010, and September 26, 2009, respectively. Each of these fiscal years consists of 52 weeks.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

2.	Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Significant estimates and assumptions by management affect the Company’s allowance for doubtful accounts, inventory, deferred tax assets, allowance for sales returns, warranty reserves and certain accrued expenses, intangible and long-lived assets and stock-based compensation.

Although the Company regularly assesses these estimates, actual results could differ from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of the entities in which the Company has a controlling financial interest, most often because the Company holds a majority voting/ownership interest. The Company also evaluates if it is required to apply the Variable Interest Entity (“VIE”) model to the entity to determine if it holds a controlling financial interest in an entity. All significant intercompany transactions and accounts are eliminated in consolidation.

The Company has a controlling financial interest in a VIE if it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. When changes occur to the design of an entity the Company reconsiders whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in a VIE. A portion of the Company’s coffee services business in the United States and Canada included in the CBU segment operates through non-wholly owned subsidiaries in which the Company has a controlling financial interest either through majority ownership or through the VIE model.

Entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because it holds a voting/ownership interest of 20% to 50% are accounted for as equity method investments. Currently, the Company does not have any investments accounted for under the equity method.

Redeemable Noncontrolling Interests

Non-controlling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features. Generally, mandatorily redeemable NCI’s are classified as liabilities and non-mandatory redeemable NCI’s are classified as either temporary or permanent equity. The Company’s redeemable noncontrolling interests are redeemable at amounts based on formulas specific to each entity and are deemed non-mandatory. The Company classifies redeemable noncontrolling interests outside of shareholders’ equity in the consolidated balance sheet as temporary equity under the caption “Redeemable noncontrolling interests” and measures it at the redemption value at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the noncontrolling interest at its redemption value.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation. The valuation involves making significant estimates and assumptions which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost saving that are expected to be derived in the future.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates fair value. The Company does not believe that it is subject to any unusual credit or market risk.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represents cash that is not available for use in our operations. Restricted cash of $27.5 million, as of September 24, 2011, consists primarily of cash placed in escrow related to our acquisition of Van Houtte. We expect to release this cash to the seller in the next fifteen months.

Allowance for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.

Inventories

Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers and packaging materials. Inventories are stated at the lower of cost or market. Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in first-out). The Company regularly reviews whether the net realizable value of our inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than carrying value, the Company takes a charge to expense and directly reduces the value of the inventory.

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

Financial Instruments

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Cash, cash equivalents, accounts receivable, accounts payable and accrued expenses are reported at carrying value and approximate fair value due to the short maturity of these instruments. Long-term debt is also reported at carrying value and approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates.

The fair values of short-term investments and derivative financial instruments have been determined using market information and valuation methodologies. Changes in assumptions or estimates could affect the determination of fair value; however, management does not believe any such changes would have a material impact on the Company’s financial condition, results of operations or cash flows. The fair values of short-term investments and derivative financial instruments are disclosed in Note 12, Fair Value Measurements, in the Consolidated Financial Statements included in this Annual Report.

Derivative Instruments

From time to time, the Company enters into over-the-counter derivative contracts based on coffee futures (“coffee futures”) to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. Coffee purchases are generally denominated in the U.S. dollar. The Company also enters into interest rate derivatives to hedge against unfavorable changes in interest rates and foreign currency derivatives to hedge against unfavorable changes in foreign currency exchange rates. Certain of these derivative instruments qualify for hedge accounting if the hedging relationship is expected to be highly effective. Effectiveness is determined by how closely the changes in the fair value of the derivative instrument offset the changes in the fair value of the hedged item. If the derivative is determined to qualify for hedge accounting, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and recognized in earnings when the related hedged item is sold. The ineffective portion of the change in the fair value of the derivative instrument is recorded directly to earnings. If these derivative instruments do not qualify for hedge accounting, the Company would record the changes in the fair value of the derivative instruments directly to earnings.

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

The Company also enters into foreign currency and interest rate derivative contracts to hedge certain foreign currency exposures that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in gain (loss) on financial instruments, net in the Consolidated Statements of Operations.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, Note 11, Derivative Financial Instruments and Note 14, Stockholders’ Equity in the Consolidated Financial Statements included in this Annual Report.

Deferred Financing Costs

Deferred financing costs consist primarily of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using a method that approximates the effective interest rate method. Deferred financing costs included in other long-term assets in the accompanying consolidated balance sheet at September 24, 2011 and September 25, 2010 were $28.4 million and $2.8 million, respectively.

Goodwill and Intangibles

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the Company’s fiscal year. The Company estimates fair value based on discounted cash flows. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and selling, operating, general and administrative (“SG&A”) rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

Intangible assets that have finite lives are amortized over their estimated economic useful lives on a straight line basis. Intangible assets that have indefinite lives are not amortized and are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment charge is recognized to reduce the carrying value of the indefinite lived intangible asset to its fair value if the carrying amount of the intangible asset exceeds its fair value.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets, at an asset group level, to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

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

Sales of single cup coffee brewers, K-Cup® portion packs and other coffee products are recognized net of an allowance for returns. The Company estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.

The Company’s customers and the Keurig AH retail channel’s end customers, whose sales are processed by the fulfillment entities, can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts and volume based incentive programs. Allowances to customers that are directly attributable and supportable by customer promotional activities are recorded as selling expenses at the time the promotional activity occurs.

SCBU

At-Home Channel

The At-Home sales channel consists primarily of sales of coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags to supermarkets, grocery stores and warehouse club stores in the United States and Canada. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Commercial (Away-From-Home Channel)

The Away-From- Home channel consists primarily of sales of coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs to office coffee distributors, convenience stores, restaurants and hospitality accounts. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

SCBU processes and fulfills orders received from its website and revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

KBU

Retail (At-Home Channel)

The retail sales channel consists primarily of sales processed by our fulfillment entities of AH brewers, coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and accessories made to major retailers. KBU relies on a single order fulfillment entity, M.Block & Sons (“MBlock”), to process the majority of sales orders for its AH single-cup business with retailers in the United States. In addition, KBU relies on a single order fulfillment entity similar to MBlock to process the majority of sales orders for its AH single-cup business with retailers in Canada. The fulfillment entities receive and fulfill sales orders and invoice retailers. All inventories maintained at the third party fulfillment locations are owned by the Company until the fulfillment entity processes the orders and ships the product to the retailer. The Company recognizes revenue when the fulfillment entities ship the product based on the contractual shipping terms and when all other revenue recognition criteria are met.

Commercial (Away-From-Home Channel)

All commercial brewers are sold to Keurig Authorized Distributors (“KAD’s”). Revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

KBU processes orders received from its website, which are fulfilled by a third party fulfillment entity. Revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Royalty revenue

Roasters licensed by KBU to manufacture and sell K-Cup® portion packs, both to KBU for resale and to their other coffee customers, are obligated to pay a royalty to KBU upon shipment to their customer. KBU records royalty revenue upon shipment of K-Cup® portion packs by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements. For shipments of K-Cup® portion packs to Keurig for resale, this royalty payment is recorded as a reduction to the carrying value of the related K-Cup® portion packs in inventory and as a reduction to cost of sales when sold through to third party customers by KBU.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

CBU

At-Home Channel

The At-Home sales channel consists primarily of sales of coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and cans to supermarkets, grocery stores and warehouse club stores primarily in Canada. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Commercial (Away-From-Home Channel)

The Away-From- Home channel consists primarily of sales of coffee, hot cocoa, teas and other beverages in K-Cup® portion packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs to business offices, convenience stores, restaurants and hospitality accounts. Revenue is recognized upon product delivery as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Consumer Direct

CBU processes and fulfills orders received from its website and revenue is recognized upon product shipment as defined by the contractual shipping terms and when all other revenue recognition criteria are met.

Cost of Sales

Cost of sales for the Company consists of the cost of raw materials including coffee beans, hot cocoa, flavorings and packaging materials; a portion of our rental expense; production, warehousing and distribution costs which include salaries; distribution and merchandising personnel; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; fulfillment charges (including those paid to third-parties or to fulfillment entities); receiving, inspection and internal transfer costs; warranty expense; and freight, duties and delivery expenses. All shipping and handling expenses are also included as a component of cost of sales.

Product Warranty

The Company provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company’s expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues. The Company currently believes its warranty reserves are adequate; however, there can be no assurance that the Company will not experience some additional warranty expense in future periods related to previously sold brewers.

Fulfillment Fees

As the Company considers its demand forecasts for AH brewers and K-Cup® portion packs sold by retailers in the United States, it ships inventories primarily to MBlock and retains title to such inventories at MBlock’s warehouses until the sale of products to retailers are processed and shipped by MBlock. The fulfillment fee paid to MBlock is included as a component of cost of sales at the time the revenue is recognized. The Company’s Canadian fulfillment entity functions similar to MBlock.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Advertising Costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. At September 24, 2011 and September 25, 2010, prepaid advertising costs of $3.8 million and $1.8 million, respectively, were recorded in other current assets in the accompanying consolidated balance sheet. Advertising expense totaled $90.8 million, $52.9 million, and $27.4 million, for the years ended September 24, 2011, September 25, 2010, and September 26, 2009, respectively.

Self-Insurance Reserves

The Company insures certain healthcare and workers compensation benefits provided to employees. Liabilities associated with the risks that are retained by the Company are estimated primarily by considering historical claims experience and other assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax benefits or consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets. The Company currently believes that future earnings and current tax planning strategies will be sufficient to recover substantially all of the Company’s recorded net deferred tax assets. To the extent future taxable income against which these assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable. Accounting for uncertain tax positions also requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. The Company uses a more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company measures the fair value of stock options using the Black-Scholes model and certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company’s historical experience. The expected forfeiture rate is based on the Company’s historical employee turnover experience and future expectations. The Company uses a blended historical volatility to estimate expected volatility at the measurement date.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into the reporting currency of the Company which is the U.S. dollar. The functional currency of certain of the Company’s foreign

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

subsidiaries in Canada is the Canadian dollar. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using the average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income or loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in currencies other than the functional currency of the entity are charged directly against earnings in the Consolidated Statement of Operations. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company loans that have been determined to be temporary in nature, cash, long-term debt and accounts payable denominated in non-functional currencies.

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

Keurig procures the brewers it sells from a third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $545.3 million and $380.5 million in fiscal 2011 and fiscal 2010, respectively.

The Company relies on MBlock to process the majority of sales orders for our AH single-cup business with retailers in the United States. The Company is subject to significant credit risk regarding the creditworthiness of MBlock and, in turn, the creditworthiness of the retailers. Sales processed by MBlock to retailers amounted to $997.0 million, $588.0 million and $282.5 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company’s account receivables due from MBlock amounted to $128.1 million and $81.6 million at September 24, 2011 and September 25, 2010, respectively. In addition, the Company’s sales processed by MBlock to Bed Bath & Beyond, Inc. of its AH brewers and K-Cup® portion packs represented approximately 11% of the Company’s consolidated net sales for fiscal 2011 and 14% of the Company’s consolidated net sales for fiscal 2010 and fiscal 2009.

Research & Development

Research and development expenses are charged to income as incurred. These expenses amounted to $17.7 million in fiscal 2011, $12.5 million in fiscal 2010, and $6.1 million in fiscal 2009. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

Reclassifications

The Company has revised the classification of certain information presented in its fiscal 2010 audited consolidated financial statements to conform to its fiscal 2011 presentation.

During fiscal 2011, management identified that certain amounts previously disclosed within the Consolidated Statement of Cash Flows for the fiscal year ended September 25, 2010 required reclassification. Specifically, the supplemental disclosure of fixed asset purchases included in accounts payable and not disbursed was overstated by approximately $8.2 million. This resulted in an $8.2 million

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

understatement on the capital expenditures for fixed assets line and net cash used for investing activities for fiscal 2010 and a corresponding understatement of the change in accounts payable line and an overstatement of net cash used in operating activities. The misstatement was not material and had no effect on the Company’s cash and cash equivalents. The Company has made the correction to the Consolidated Statement of Cash Flows for the fifty-two weeks ended September 25, 2010 as presented in this Annual Report on Form 10-K.

In addition, in the Consolidated Statement of Cash Flows for the fifty-two weeks ended September 25, 2010 and September 26, 2009, the change in restricted cash has been reclassified from the change in other current assets line in cash flows from operating activities to the change in restricted cash line in the cash flows from investing activities and the amortization of deferred financing fees has been reclassified from the other long term assets, net line in cash flows from operations activities to a separate line item as an adjustment to reconcile net income to net cash provided by operating activities.

In the Consolidated Statement of Operations for the fifty-two weeks ended September 25, 2010, the Company reclassified $0.4 million of losses incurred on derivative instruments that were used to hedge the Canadian dollar purchase price of the Timothy’s acquisition that were previously included in Other income (expense), net to conform to the fiscal 2011 presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”), which simplifies how an entity is required to test goodwill for impairment. The proposed ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Current guidance requires an entity to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of impairment loss, if any. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to be considered in conducting the qualitative assessment. The amendments in the ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 which is fiscal 2013 for the Company. Early adoption is permitted. The Company currently plans to early adopt in fiscal 2012.

In June 2011, the Financial Accounting Standards Board issued an ASU, which provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

years, beginning after December 15, 2011 and should be applied retrospectively. For the Company the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

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

3.	Acquisitions

LJVH Holdings, Inc. (including subsidiaries—Van Houtte)

On December 17, 2010, the Company acquired Van Houtte through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and a new $1,450.0 million credit facility (see Note 10, Long-Term Debt). Van Houtte’s functional currency is the Canadian dollar.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Van Houtte specializes in sourcing, producing, and selling coffees in a variety of packaging formats, including K-Cup® portion packs whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands.

At the time of the acquisition, the Company accounted for all the assets relating to the Filterfresh business as held-for-sale. The Company entered into an agreement to sell all of the outstanding shares of the Van Houtte U.S. Coffee Service business (“Filterfresh”) and subsequently on October 3, 2011 completed the sale. See Note 8, Assets Held for Sale, and Note 24, Subsequent Events for further information.

The Company finalized the valuation and purchase price allocation for Van Houtte during the third quarter of fiscal 2011. The Van Houtte acquisition was accounted for under the acquisition method of accounting. The total purchase price was USD $907.8 million, net of cash acquired. The total purchase price was allocated to Van Houtte’s net tangible assets and identifiable intangible assets based on their estimated fair values as of December 17, 2010. The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. The allocation of the purchase price is based upon management’s valuation and the Company’s estimates and assumptions. The table below represents the allocation of the purchase price to the acquired net assets of Van Houtte (in thousands):

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

The purchase price allocated to Filterfresh was the fair value, less the estimated direct costs to sell Filterfresh established at the acquisition date. The fair value of Filterfresh was estimated using an Income Approach, specifically the Discounted Cash Flow (“DCF”) method. Under the DCF method the fair value is calculated by discounting the projected after-tax cash flows for the business to present value. The Income Approach includes assumptions about the amount and timing of future cash flows using projections and other estimates. A discount rate based on an appropriate weighted average cost of capital was applied to the estimated future cash flows to estimate the fair value.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

An income approach, specifically the discounted cash flow method, was used to value the noncontrolling interests.

Amortizable intangible assets acquired, valued at the date of acquisition, include approximately $263.1 million for customer relationships, $10.9 million for trademarks and trade names, $1.4 million for franchises and $0.3 million for technology. Indefinite lived intangible assets acquired include approximately $99.4 million for the Van Houtte trademark which is not amortized. The definite lived intangible assets classified as held-for-sale are not amortized and approximated $19.5 million. Amortizable intangible assets are amortized on a straight-line basis over their respective useful live, and the weighted-average amortization period is 10.8 years.

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

Acquisition costs were expensed as incurred and totaled approximately $10.7 million for the fiscal year ended September 24, 2011 and are included in general and administrative expenses for the Company.

At September 24, 2011, approximately $26.9 million of the purchase price is held in escrow and is included in restricted cash with corresponding amounts of $18.0 million and $8.9 million in other current liabilities and other long-term liabilities, respectively.

The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For fiscal 2011, the Van Houtte operations contributed an additional $321.4 million of consolidated revenue and $20.2 million of income before income taxes.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Acquisition costs were expensed as incurred and totaled approximately $11.7 million for the fiscal year ended September 25, 2010 and are included in general and administrative expenses of the Company.

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

The acquisition was completed on May 11, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. Effective September 26, 2010, the beginning of the Company’s fiscal year 2011, Diedrich was migrated onto the Company’s common information technology platform. As a result, it is impracticable to disclose separately Diedrich’s contributions to revenue and income before taxes for the fiscal year ended September 24, 2011. For fiscal 2010, Diedrich contributed approximately $16.6 million in revenue and $4.1 million of income before taxes.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Acquisition costs were expensed as incurred and totaled approximately $1.9 million for the fiscal year ended September 25, 2010 and are included in general and administrative expenses of the Company.

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

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For fiscal 2011, the Timothy’s operations contributed an additional $68.3 million of consolidated revenue and $28.6 million of income before taxes. For fiscal 2010, Timothy’s contributed approximately $37.9 million in revenue and $14.7 million of income before taxes.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table represents select unaudited consolidated pro forma data (in thousands):

	Fifty-two weeks ended September 24, 2011	Fifty-two weeks ended September 25, 2010
Unaudited Consolidated proforma revenue	$2,749,729	$1,765,368
Unaudited Consolidated proforma net income	$223,854	$84,840
Unaudited Consolidated proforma diluted earnings per common share	$1.47	$0.62

4.	Segment Reporting

The Company manages its operations through three operating segments, SCBU, KBU and CBU. For a description of the operating segments, see Note 1, Nature of Business and Organization.

The Company evaluates performance based on several factors, including business segment income before taxes. The operating segments do not share any significant manufacturing or distribution facilities. Information system technology services are mainly centralized while Finance functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group. The costs of the Company’s manufacturing operations are captured within the SCBU and CBU segments. The Company’s inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses related to certain centralized administrative functions including Accounting and Information System Technology are allocated to the SCBU and KBU operating segments. Expenses not specifically related to the SCBU, KBU or CBU operating segments are recorded in the “Corporate” segment. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors. In addition, fiscal 2009 corporate expenses are offset by $17.0 million of proceeds received from a litigation settlement with Kraft. Corporate assets include primarily cash, short-term investments, deferred tax assets, income tax receivable, certain notes receivable eliminated in consolidation, deferred issuance costs and fixed assets. Corporate total assets as of September 25, 2010 and September 26, 2009 have been revised to include deferred issuance costs and fixed assets, which were previously included in the SCBU segment, to reflect the current presentation. In addition, beginning with the first quarter of fiscal 2011, the Company determined that because the KBU segment includes all of the assets of Keurig, Incorporated, it would no longer include the Company’s net investment in Keurig, Incorporated in Corporate total assets. Accordingly, Corporate total assets and eliminations were each reduced by $10.7 million to remove the Company’s net investment in Keurig, Incorporated. This allocation had no effect on consolidated total assets.

Goodwill and intangibles related to the Frontier, Tully’s, Timothy’s and Diedrich acquisitions are included in the SCBU segment. Keurig related goodwill and intangibles related to the acquisition of Keurig are included in the KBU segment. Goodwill and intangible assets related to the acquisition of Van Houtte and included in the CBU segment.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intersegment Sales

Effective with the beginning of the Company’s third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of K-Cup® portion packs, thus removing the need to eliminate royalty income during the financial consolidation process.

Prior to the third quarter of fiscal 2011, the Company recorded intersegment sales and purchases of brewer and K-Cup® portion packs at a markup. During the third quarter of fiscal 2011, the Company unified the standard costs of brewer and K-Cup® portion pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® portion packs at new unified standard costs. This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.

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

The above changes were not retrospectively applied to prior periods. The following represents the approximate net effect of the above changes on the segments income before taxes (in thousands) for the twenty-six weeks ended September 24, 2011. The net effect was calculated by comparing the simplified method of recording intersegment sales described previously to the historical method of recording intersegment sales. For purposes of estimating intersegment sales with mark-up, the Company applied historical gross margin factors to third and fourth quarter inter-segment sales. Historical royalty rates were used to calculate intersegment royalty income.

Increase (decrease) in Income before taxes
SCBU	$9,956
KBU	(35,471)
CBU	(1,734)
Corporate	—
Eliminations	27,249

Consolidated	$—

Selected financial data for segment disclosures for the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009 are as follows:

	For the fiscal year ended September 24, 2011 (Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$1,045,265	$1,261,480	$344,154	$—	$—	$2,650,899
Intersegment sales	$490,209	$165,300	$52,412	$—	$(707,921)	$—
Net sales	$1,535,474	$1,426,780	$396,566	$—	$(707,921)	$2,650,899
Income before taxes	$284,569	$134,429	$29,437	$(121,036)	$(24,652)	$302,747
Total assets	$1,501,386	$653,633	$1,107,128	$476,613	$(540,873)	$3,197,887
Stock compensation	$3,282	$2,333	$374	$4,372	$—	$10,361
Interest expense	$—	$—	$—	$57,657	$—	$57,657
Property additions	$210,728	$34,759	$25,131	$19,693	$—	$290,311
Depreciation and amortization	$52,871	$10,970	$36,377	$13,418	$—	$113,636

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	For the fiscal year ended September 25, 2010 (Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$629,007	$727,768	$—	$—	$—	$1,356,775
Intersegment sales	$286,933	$166,616	$—	$—	$(453,549)	$—
Net sales	$915,940	$894,384	$—	$—	$(453,549)	$1,356,775
Income before taxes	$119,475	$72,309	$—	$(44,133)	$(14,442)	$133,209
Total assets	$931,602	$432,389	$—	$70,240	$(63,657)	$1,370,574
Stock compensation	$2,579	$2,092	$—	$3,278	$—	$7,949
Interest expense	$—	$—	$—	$5,294	$—	$5,294
Property additions	$97,506	$20,514	$—	$15,937	$—	$133,957
Depreciation and amortization	$29,877	$7,713	$—	$6,867	$—	$44,457

	For the fiscal year ended September 26, 2009 (Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$383,861	$402,274	$—	$—	$—	$786,135
Intersegment sales	$90,912	$71,986	$—	$—	$(162,898)	$—
Net sales	$474,773	$474,260	$—	$—	$(162,898)	$786,135
Income before taxes	$53,500	$40,441	$—	$(2,770)	$(3,140)	$88,031
Total assets	$510,725	$259,707	$—	$252,242	$(209,269)	$813,405
Stock compensation	$2,325	$1,951	$—	$2,421	$—	$6,697
Interest expense	$—	$—	$—	$4,693	$—	$4,693
Property additions	$51,852	$3,752	$—	$—	$—	$55,604
Depreciation and amortization	$16,508	$6,797	$—	$—	$—	$23,305

Geographic Information

Revenues are attributed to countries based on the location of the customer. Information concerning revenues of principal geographic areas is as follows (in thousands):

	Fifty-two weeks ended
	September 24, 2011	September 25, 2010	September 26, 2009
Revenues:
United States	$2,248,811	$1,313,872	$746,392
Canada	400,682	42,903	39,743
Other	1,406	—	—

	$2,650,899	$1,356,775	$786,135

Information concerning long-lived assets of principal geographic area is as follows (in thousands):

	September 24, 2011	September 25, 2010
Fixed assets, net:
United States	$443,750	$239,498
Canada	121,471	8,829
Other	13,998	10,596

	$579,219	$258,923

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

5.	Inventories

Inventories consist of the following (in thousands):

	September 24, 2011	September 25, 2010
Raw materials and supplies	$182,811	$46,328
Finished goods	489,437	216,150

	$672,248	$262,478

Inventory values above are presented net of $5.6 million and $3.0 million of obsolescence reserves at September 24, 2011, and September 25, 2010, respectively.

At September 24, 2011, the Company had approximately $556.2 million in green coffee purchase commitments, of which approximately 77% had a fixed price. These commitments extend through 2013. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $2.34 per pound at September 24, 2011. In addition to its green coffee commitments, the Company had approximately $68.0 million in fixed price brewer inventory purchase commitments and $644.6 million in production raw materials commitments at September 24, 2011. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

At September 24, 2011, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
2012	$725,909
2013	97,964
2014	88,963
2015	93,979
2016	97,303
Thereafter	164,689

$1,268,807

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

6.	Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in Years	September 24, 2011	September 25, 2010
Production equipment	1-15	$314,149	$160,080
Coffee service equipment	3-7	53,319	11,013
Computer equipment and software	1-6	78,377	41,923
Land	Indefinite	8,790	1,743
Building and building improvements	4-30	54,648	23,954
Furniture and fixtures	1-15	21,619	11,413
Vehicles	4-5	7,860	1,020
Leasehold improvements	1-20 or remaining life of lease, whichever is less	35,496	17,224
Construction-in-progress		147,860	72,161

Total fixed assets		$722,118	$340,531
Accumulated depreciation		(142,899)	(81,608)

		$579,219	$258,923

Total depreciation and amortization expense relating to all fixed assets was $72.3 million, $29.5 million and $18.0 million for fiscal 2011, 2010, and 2009, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for production use. All assets classified as construction-in-progress on September 24, 2011 are expected to be in productive use within the next twelve months.

During fiscal 2011, 2010 and 2009, $2.6 million, $1.3 million, and $0.6 million respectively, of interest expense was capitalized.

The Company regularly undertakes a review of its fixed assets records. In fiscal 2011 and fiscal 2010 the Company recorded no impairment charges related to obsolete equipment. In fiscal 2009 the Company recorded impairment charges related to obsolete equipment amounting to $0.5 million. In fiscal 2009 the impairment charges were recorded in other income (expense) on the Consolidated Statement of Operations, under the SCBU segment of the Company.

7.	Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by operating segment for fiscal 2011 and 2010 (in thousands):

	SCBU	KBU	CBU	Total
Balance at September 26, 2009	$27,226	$72,374	$—	$99,600
Acquisition of Timothy’s	69,297	—	—	69,297
Acquisition of Diedrich	217,519	—	—	217,519

Balance at September 25, 2010	$314,042	$72,374	$—	$386,416
Acquisition of Van Houtte	—	—	409,493	409,493
Foreign currency effect	—	—	(6,604)	(6,604)

Balance at September 24, 2011	$314,042	$72,374	$402,889	$789,305

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Indefinite-lived intangible assets included in the CBU operating segment consist of the following (in thousands):

	September 24, 2011	September 25, 2010
Trade names	$97,824	$—

The Company conducted its annual impairment test of goodwill and indefinite-lived intangible assets as of September 24, 2011. The Company evaluated goodwill for impairment at the following reporting unit levels:

•	SCBU—Specialty Coffee Roasting and Retail

•	KBU—Keurig Brewers and related K-Cup Portion Packs

•	CBU—Roasting and Retail

•	CBU—Coffee Services Canada

•	CBU— Coffee Services U.S. (Filterfresh)

For the goodwill impairment test, the fair value of the reporting units was estimated using the Discounted Cash Flow (“DCF”) method. A number of significant assumptions and estimates are involved in the application of the DCF method including discount rate, sales volume and prices, costs to produce and working capital changes. The goodwill associated with Filterfresh was evaluated for impairment using a Market Approach since the assets of Filterfresh are held for sale (See Note 8, Assets Held for Sale). For the indefinite-lived intangible assets impairment test, the fair value of the trade name was estimated using the Relief-from-Royalty Method. This method estimates the savings in royalties the Company would otherwise have had to pay if it did not own the trade name and had to license the trade name from a third party with rights of use substantially equivalent to ownership. The fair value of the trade name is the present value of the future estimated after-tax royalty payments avoided by ownership, discounted at an appropriate, risk-adjusted rate of return. The Company used a royalty rate of 3.0%, an income tax rate of 27% and a discount rate of 9.5%. There was no impairment of goodwill or indefinite-lived intangible assets in fiscal 2011, 2010 or 2009.

Intangible Assets Subject to Amortization

Definite-lived intangible assets consist of the following (in thousands):

	September 24, 2011		September 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Acquired technology	$21,609	$(13,525)	$21,317	$(11,464)
Customer and roaster agreements	27,259	(13,723)	25,900	(10,688)
Customer relationships	418,901	(40,593)	176,867	(8,915)
Trade names	37,611	(5,919)	29,256	(2,338)
Non-compete agreements	374	(324)	374	(304)

Total	$505,754	$(74,084)	$253,714	$(33,709)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $41.3 million, $15.0 million and $5.3 million for fiscal 2011, 2010, and 2009, respectively.

The estimated useful lives of the intangible assets subject to amortization are 4 to 10 years for acquired technology, 8 to 11 years for customer and roaster agreements, 7 to 16 years for customer relationships, 9 to 11 years for trade names and 2 to 5 years for non-compete agreements. The weighted average remaining life for definite-lived intangibles at September 24, 2011 is 10 years.

The estimated aggregate amortization expense over each of the next five years and thereafter, is as follows (in thousands):

2012	$45,498
2013	$45,276
2014	$44,656
2015	$43,105
2016	$42,400
Thereafter	$210,735

8.	Assets Held For Sale

On August 24, 2011, the Company entered into an agreement to sell all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or “Filterfresh” business to ARAMARK Refreshment Services, LLC (“ARAMARK”) and subsequently, on October 3, 2011 (see Note 24, Subsequent Events), completed the sale for an aggregate cash purchase price of approximately $145.0 million. The purchase price is subject to an adjustment based on an estimate of Filterfresh’s cash, working capital and indebtedness as of immediately prior to the transaction’s closing and is subject to further adjustment based upon a final balance sheet prepared as of the closing date to be completed within 60 days of the closing. As of September 24, 2011, all the assets and liabilities relating to the Filterfresh business have been reported in the Consolidated Balance Sheets as assets and liabilities held-for-sale.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the major classes of assets and liabilities of Filterfresh included as assets and liabilities held-for-sale as of September 24, 2011 (in thousands):

Cash	$5,160
Accounts receivable, net of allowance for uncollectible accounts of $0.3 million	12,734
Inventories	7,212
Other current assets	779

Total current assets	$25,885

Fixed Assets	$37,780
Intangibles	19,550
Goodwill	62,838
Other long-term assets	415

Total long-term assets	$120,583

Current portion of long-term debt	$673
Accounts payable	2,226
Accrued compensation	2,287
Accrued expenses	3,229
Income taxes payable	32
Deferred income taxes, net	10,894

Total current liabilities	$19,341

Long-term debt	$185
Other long-term liabilities	289

Total long-term liabilities	$474

In addition, redeemable noncontrolling interests include a non-wholly owned subsidiary included in the Filterfresh business of $10.3 million as of September 24, 2011.

Filterfresh revenues and net income included in the Company’s consolidated statement of operations for the period December 17, 2010 (date of acquisition) through September 24, 2011 were as follows:

Net sales	$90,855

Net income	$12,263
Less income attributable to noncontrolling interests	$1,051

Net income attributable to GMCR	$11,212

Diluted net income per share	$0.07

Filterfresh fixed assets and intangibles are not depreciated or amortized while held for sale.

The Company sells coffee and brewers to Filterfresh. These revenues have been eliminated and are not reflected in the Consolidated Statement of Operations. The Company expects to continue to sell coffee and brewers to Filterfresh after the disposal; however, there can be no assurance such sales will occur, and if they do occur, if the sales will be for the same amounts. For the fifty-two weeks ended September 24, 2011, the Company’s sales to Filterfresh during the period December 17, 2010 (date of acquisition) through September 24, 2011 that have been eliminated in consolidation were $22.2 million.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

9.	Product Warranties

The Company offers a one-year warranty on all Keurig® Single-Cup brewers it sells. KBU provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company continues to experience higher-than-historical rate warranty claims associated with its reservoir brewer models. As of September 24, 2011, management’s analysis of these claims remains consistent with its previous diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates. While not a safety concern, when manifested, brewers with this issue operate inconsistently or cease operation at a later stage of the warranty life. This issue is not presenting itself consistently across all units, and whether or not it occurs depends on a number of variables including brewer usage rate and water quality. Management believes that they have identified the root cause of the component failure in 2010 and units produced since January 2011 incorporate an improved component that is expected to substantially eliminate the issue. While the Company maintains a reserve for product warranty costs based on certain estimates that include the findings relating to this component failure, because this arises in the later part of the warranty period, actual warranty costs may exceed the reserve, and there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this quality issue in future periods. At this time, management believes that the warranty rates used and related reserves are appropriate.

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

The changes in the carrying amount of product warranties for fiscal 2011 and 2010 are as follows (in thousands):

	September 24, 2011	September 25, 2010
Balance, beginning of year	$6,694	$724
Provision charged to income	35,450	14,780
Usage, net of recoveries	(27,416)	(8,810)

Balance, end of year	$14,728	$6,694

During fiscal year 2010 the Company recovered approximately $6.0 million as reimbursement from suppliers related to warranty issues.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

10.	Long-Term Debt

Debt outstanding consists of the following (in thousands):

	September 24, 2011	September 25, 2010
Revolving credit facility, USD	$168,000	$—
Revolving credit facility, multicurrency	163,202	—
Term loan A	248,437	—
Other	2,999	13
Revolving credit facility	—	173,000
Term loan A facility	—	45,000
Term loan A1 facility	—	136,500

Total long-term debt	$582,638	$354,513
Less current portion	6,669	19,009

Long-term portion	$575,969	$335,504

On December 17, 2010, in conjunction with the Van Houtte acquisition, the Company entered into a new $1,450.0 million senior secured Credit Agreement (“Credit Agreement”) with Bank of America, N.A. and other lenders consisting of (i) a $450.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, (iii) a $250.0 million term loan A facility, and (iv) a $550.0 million term loan B facility. Subsequently, on June 9, 2011, the Company entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) with Bank of America, N.A. and other lenders, which restated the Credit Agreement. The Company repaid borrowings under the term loan B facility and the outstanding balance on the U.S. revolving credit facility under the Credit Agreement with proceeds generated from the issuance of common stock (see Note 14, Stockholders Equity). The Restated Credit Agreement eliminated the term loan B facility; extended the maturity of the term loan A facility, the U.S. revolving credit facility (including $350.0 million in additional U.S. revolving credit commitments) and the alternative currency revolving credit facility that were included in the Credit Agreement to June 9, 2016; and decreased pricing on these facilities. The Restated Credit Agreement consists of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a $248.4 million term loan A facility. The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments. The term loans and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. Until the delivery of financial statements for the fiscal quarter ended June 25, 2011, the applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities was 0.75% per annum for base rate loans and 1.75% per annum for eurodollar rate loans. Thereafter, the applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon the Company’s leverage ratio. Prior to June 9, 2011, the applicable margin under the Credit Agreement with respect to the term loan A and revolving credit facilities was a percentage per annum varying from 1.0% to 2.5% for base rate loans and 2.0% to 3.5% for eurodollar rate loans, based upon the Company’s leverage ratio. The applicable

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

margin with respect to the term loan B was a percentage per annum equal to 3.0% for base rate loans and 4.0% for eurodollar rate loans. With respect to the term loan B, the eurodollar rate was deemed not to be less than 1.5% per annum. The average effective interest rate at September 24, 2011 and September 25, 2010 was 2.8% and 2.7%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements. The Company also pays a commitment fee on the average daily unused portion of the revolving credit facilities.

All the assets of the Company and its domestic wholly-owned material subsidiaries are pledged as collateral under the Restated Credit Agreement. The Restated Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; merger and consolidations; asset sales; dividends and distributions or repurchases of the Company’s capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company’s lines of business.

The Restated Credit Agreement requires the Company to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 24, 2011 and throughout fiscal year 2011, the Company was in compliance with these covenants. In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

At September 24, 2011 and September 25, 2010, outstanding letters of credit under the Restated Credit Agreement and a former credit facility that preceded the Credit Agreement (“Former Credit Facility”), totaled $4.4 million and $0.7 million, respectively. No amounts were outstanding under the letters of credit as of September 24, 2011 and September 25, 2010.

In connection with the Credit Agreement and the Restated Credit Agreement, the Company incurred debt issuance costs of $46.0 million which were deferred and included in Other Long-Term Assets on the Consolidated Balance Sheet and amortized as interest expense over the life of the respective loan using a method that approximates the effective interest rate method. The Company incurred a loss of $19.7 million for the fifty-two weeks ended September 24, 2011 primarily on the extinguishment of the term loan B facility under the Credit Agreement and the extinguishment of the Former Credit Facility resulting from the write-off of debt issuance costs and the original issue discount. The loss on the extinguishment of debt is included in Interest Expense on the Consolidated Statement of Operations.

The Company enters into interest rate swap agreements to limit a portion of its exposure to variable interest rates by entering into interest rate swap agreements which effectively fix the rates. In accordance with the swap agreements and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense as calculated is greater based on the 30-day Libor rate, the swap counterparty pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the swap counterparty. See Note 11, Derivative Financial Instruments.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Below is a summary of the Company’s derivative instruments in effect as of September 24, 2011 mitigating interest rate exposure of variable-rate borrowings (in thousands):

Derivative Instrument	Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity (Fiscal Year)
Swap	30-day Libor	$40,000	1.38%	2012
Swap	30-day Libor	20,000	3.87%	2013
Swap	30-day Libor	43,000	1.20%	2013
Swap	30-day Libor	20,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016
Swap	30-day Libor	50,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016

		$233,000

In fiscal years 2011, 2010 and 2009 the Company paid approximately $3.8 million, $2.3 million and $2.2 million, respectively, in additional interest expense pursuant to the swap agreements.

In addition, the Company has an interest rate cap to limit the interest rate exposure of $167.0 million in variable-rate borrowings.

Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
2012	$6,669
2013	6,672
2014	12,902
2015	19,151
2016	536,251
Thereafter	993

$582,638

11.	Derivative Financial Instruments

Cash Flow Hedges

The Company is exposed to certain risks relating to ongoing business operations. The primary risks that are mitigated by financial instruments are interest rate risk and commodity price risk. The Company uses interest rate swaps to mitigate interest rate risk associated with the Company’s variable-rate borrowings and enters into coffee futures contracts to hedge future coffee purchases of green coffee with the objective of minimizing cost risk due to market fluctuations.

The Company designates these contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (“OCI”). Gains and losses on these instruments are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gains and losses will be reclassified into earnings upon determination.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency. The Company has entered into a five year, $150.0 million, Canadian cross currency swap to exchange interest payments and principal on the intercompany note. This cross currency swap is not designated as a hedging instrument for accounting purposes, and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations. Gains and losses resulting from the change in fair value are largely offset by the financial impact of the remeasurement of the intercompany note. In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate. For the fifty-two weeks ended September 24, 2011 the Company paid $1.2 million in additional interest expense pursuant to the cross currency swap agreement.

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

In conjunction with the repayment of the Company’s term loan B facility under the Credit Agreement (See Note 10, Long-Term Debt), the interest rate cap previously used to mitigate interest rate risk associated with the Company’s variable-rate borrowings on the term loan B no longer qualifies for hedge accounting treatment. As a result, a loss of $0.4 million, gross of tax, was reclassified from other comprehensive income to income during fiscal 2011.

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however nonperformance is not anticipated.

The following table summarizes the fair value of the Company’s derivatives included in the Consolidated Balance Sheets (in thousands).

	September 24, 2011	September 25, 2010	Balance Sheet Classification
Derivatives designated as hedges:
Interest rate swaps	$(10,269)	$(2,733)	Other short-term liabilities
Coffee futures	(424)	—	Other short-term liabilities

	(10,693)	(2,733)
Derivatives not designated as hedges:
Cross currency swap	(2,324)	—	Other short-term liabilities
Interest rate cap	34	—	Other current assets
Foreign currency forwards	—	1,717	Other current assets
Foreign currency forwards	—	(1,644)	Other short-term liabilities

	(2,290)	73

Total	$(12,983)	$(2,660)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

There were no coffee futures contracts outstanding at September 25, 2010. The following table summarizes the coffee futures contracts outstanding at September 24, 2011 (in thousands):

Coffee Pounds	Average Contract Price	“C” Price	Maturity	Fair Value of Futures Contract
750	$2.65	$2.36	May 2012	$(218)
450	$2.58	$2.36	May 2012	$(98)
1,875	$2.41	$2.35	July 2012	$(108)

3,075				$(424)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting recorded in other comprehensive income (in thousands).

	Fifty-two weeks ended
	September 24, 2011	September 25, 2010	September 26, 2009
Interest rate swaps	$(7,928)	$524	$(2,624)
Coffee futures	407	66	(251)

Total	$(7,521)	$590	$(2,875)

The following table summarizes the amount of gain (loss), gross of tax, reclassified from other comprehensive income to income (in thousands).

	Fifty-two weeks ended			Location of Gain or (Loss) Reclassified from OCI into Income
	September 24, 2011	September 25, 2010	September 26, 2009
Interest rate cap	$(392)	$—	$—	Gain (Loss) on Financial Instruments
Coffee futures	(27)	188	(443)	Cost of Sales

Total	$(419)	$188	$(443)

The Company expects to reclassify $259,000 from coffee derivatives net of tax, to earnings within the next twelve months.

See note 14, Stockholders’ Equity for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

Net losses on financial instruments not designated as hedges for accounting purposes is as follows (in thousands).

	Fifty-two weeks ended
	September 24, 2011	September 25, 2010	September 26, 2009
Net loss on cross currency swap	$(2,324)	$—	$—
Net loss on coffee futures	(250)	—	—
Net loss on interest rate cap	(615)	—	—
Net loss on foreign currency option and forward contracts	(3,056)	(354)	—

Total	$(6,245)	$(354)	$—

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The net loss on foreign currency contracts were primarily related to contracts entered into to mitigate the risk associated with the Canadian denominated purchase price of Van Houtte in fiscal 2011 and Timothy’s in fiscal 2010.

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

The following table discloses the level used by fair value measurements at September 24, 2011 (in thousands):

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$34	$—	Other current assets Other
Derivatives	$—	(13,017)	$—	short-term liabilities

Total	$—	$(12,983)	$—

The following table discloses the level used by fair value measurements at September 25, 2010 (in thousands):

	Fair Value Measurements Using			Balance Sheet Classification
	Level 1	Level 2	Level 3
Derivatives	$—	$1,717	$—	Other current assets
Derivatives	$—	(4,377)	$—	Other short-term liabilities

Total	$—	$(2,660)	$—

Derivative financial instruments include coffee futures contracts, interest rate swap and cap agreements, cross-currency swap and foreign currency forward contracts. The Company has identified significant concentrations of credit risk based on the economic characteristics of the instrument that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

To determine fair value, the Company utilizes the income approach valuation technique for all derivatives. The Company’s fair value measurements include a credit valuation adjustment for the significant concentrations of credit risk.

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rates curves and spot prices that are in

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

observable markets. Derivatives recorded on the balance sheet are at fair value with changes in fair value recorded in other comprehensive income for cash flow hedges and in the Consolidated Statements of Operations for other derivatives.

As of September 24, 2011 the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

13.	Income Taxes

The provision for income taxes for the years ended September 24, 2011, September 25, 2010, and September 26, 2009, consists of the following (in thousands):

	September 24, 2011	September 25, 2010	September 26, 2009
Current tax expense:
Federal	$75,225	$41,770	$24,491
State	13,939	11,921	6,379
Foreign	21,306	6,941	837

Total current	110,470	60,632	31,707

Deferred tax expense:
Federal	(3,327)	(3,694)	2,008
State	(1,758)	(3,235)	(123)
Foreign	(3,686)	—	—

Total deferred	(8,771)	(6,929)	1,885

Total tax expense	$101,699	$53,703	$33,592

Net deferred tax liabilities consist of the following (in thousands):

	September 24, 2011	September 25, 2010
Deferred tax assets:
Section 263A capitalized expenses	$5,650	$3,032
Deferred hedging losses	3,969	1,103
Deferred compensation	7,299	5,927
Acquisition costs	—	2,089
Net operating loss carryforward	616	4,884
Capital loss carryforward	10,682	10,682
Valuation allowance—capital loss carryforward	(4,488)	(10,682)
Warranty, obsolete inventory and bad debt allowance	16,747	10,658
Tax credit carryforwards	5,032	1,785
Other reserves and temporary differences	5,180	3,343

Gross deferred tax assets	50,687	32,821

Deferred tax liabilities:
Prepaid expenses	(2,098)	(418)
Depreciation	(135,065)	(23,816)
Intangible assets	(67,173)	(74,169)

Gross deferred tax liabilities	(204,336)	(98,403)

Net deferred tax liabilities	$(153,649)	$(65,582)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):

	September 24, 2011	September 25, 2010	September 26, 2009
Tax at U.S. Federal Statutory rate	$105,961	$46,623	$30,797
Increase (decrease) in rates resulting from:
Foreign tax rate differential	$(9,289)	$(589)	$—
Qualified stock option compensation accounting	1,761	632	643
State taxes, net of federal benefit	11,276	5,776	4,950
Provincial taxes	6,309	—	—
Domestic production activities deduction	(7,831)	(3,055)	(1,921)
Acquisition costs	4,158	5,380	—
Federal tax credits	(962)	—	—
Release of capital loss valuation allowance	(6,194)	—	—
Other	(3,490)	(1,064)	(877)

Tax at effective rates	$101,699	$53,703	$33,592

As of September 24, 2011 the Company had state net operating loss carryforwards of $21.0 million as well as a $26.5 million federal and state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029 and fiscal 2014, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration.

The sale of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or “Filterfresh” in the first quarter of fiscal year 2012 (see Note 24, Subsequent Events) generated a capital gain, and we have released $6.2 million of the valuation allowance against our federal capital loss carryforward, which represents the estimate of the tax benefit for the amount of capital losses that we will be able to utilize on our federal tax return in fiscal year 2012. The Company is maintaining a full valuation allowance against the remaining $26.5 million of federal and state capital loss carryforwards as it is more likely than not that we will not be able to utilize these capital loss carryforwards.

The total amount of unrecognized tax benefits at September 24, 2011 and September 25, 2010 was $24.4 million and $5.5 million, respectively. The amount of unrecognized tax benefits at September 24, 2011 that would impact the effective tax rate if resolved in favor of the Company is $16.8 million. The Company is indemnified for $16.5 million of the total reserve balance. If resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets would be reduced accordingly. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of increases and decreases in unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies—September 25, 2010	$5,480
Gross decreases to tax positions in prior periods	(236)
Gross increases to current period tax adjustments	19,175

Gross tax contingencies—September 24, 2011	$24,419

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 24, 2011, the Company had approximately $42.4 million of undistributed international earnings, all of which are Canadian-sourced. All earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and no US deferred taxes have been provided on those earnings.

14.	Stockholders’ Equity

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

Stock Split

On April 28, 2010, the Company announced that its Board of Directors had approved a three-for-one stock split affected in the form of a stock dividend of two additional shares of the Company’s common stock for every one share issued. The additional shares were distributed on May 17, 2010, to stockholders of record at the close of business on May 10, 2010.

On May 19, 2009, the Company announced that its Board of Directors had approved a three-for-two stock split affected in the form of a stock dividend of one additional share of the Company’s common stock for every two shares issued. The additional shares were distributed on June 8, 2009, to stockholders of record at the close of business on May 29, 2009.

The par value of the common stock remained unchanged at $0.10 per share. All share and per share data presented in this report have been adjusted to reflect the stock splits.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income, net of tax (in thousands):

	September 24, 2011	September 25, 2010
Net unrealized loss on derivatives classified as cash flow hedges	$(5,866)	$(1,630)
Foreign currency translation adjustment	(8,709)	—

	$(14,575)	$(1,630)

The unfavorable translation adjustment change during fiscal 2011 was primarily due to the weakening of the Canadian dollar against the U.S. dollar. See also Note 11, Derivative Financial Instruments.

15.	Employee Compensation Plans

Stock Option Plans

On March 16, 2006, stockholders of the Company approved the Company’s 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan was amended on March 13, 2008 and on March 11, 2010 to increase the total shares of common stock authorized for issuance to 13,200,000. At September 24, 2011 and September 25, 2010, options for 5,750,859 shares and 6,137,338 shares of common stock were available for grant under the plan, respectively.

On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the “2000 Plan”). The plan expired in October 2010. Grants under the 2000 Plan generally expire ten years after the grant date, or earlier if employment terminates. At September 24, 2011 there were no options for shares of common stock available for grant under this plan. At September 25, 2010, options for 4,980 shares of common stock were available for grant under the plan.

In connection with the acquisition of Keurig, the Company assumed the existing outstanding unvested option awards of the Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) and the Keurig, Incorporated 2005 Stock Option Plan (the “2005 Plan”). No shares under either the 1995 Plan or the 2005 Plan were eligible for post-acquisition awards. At September 24, 2011, and September 25, 2010, 6,664 and 28,194 options out of the 1,386,909 options for shares of common stock granted were outstanding under the 1995 Plan, respectively. At September 24, 2011, and September 25, 2010, 136,119 options and 282,647 options out of the 1,490,577 options granted for shares of common stock were outstanding under the 2005 Plan, respectively. All awards assumed in the acquisition were initially granted with a four-year vesting schedule and continue to vest in accordance with their existing terms.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

On December 17, 2010, Mr. Gérard Geoffrion commenced his employment as the President of CBU. Pursuant to the terms of the employment, the Company made an inducement grant on December 17, 2010, to Mr. Geoffrion of a non-qualified option to purchase 35,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option will vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Mr. Geoffrion remains employed with the Company on each vesting date.

On December 22, 2010, the Company made an inducement grant to Mr. Sylvain Toutant, Chief Operating Officer of CBU, of a non-qualified option to purchase 20,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option will vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Mr. Toutant remains employed with the Company on each vesting date.

On February 17, 2011, Ms. Linda Longo-Kazanova commenced her employment as the Vice President, Chief Human Resources Officer. Pursuant to the terms of the employment, the Company made an inducement grant on February 17, 2011, to Ms. Longo-Kazanova of a non-qualified option to purchase 30,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option will vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Ms. Longo-Kazanova remains employed with the Company on each vesting date.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding at September 25, 2010	10,428,285	$6.06
Granted	483,982	$56.73
Exercised	(2,839,426)	$4.01
Forfeited	(15,674)	$25.90

Outstanding at September 24, 2011	8,057,167	$9.81
Exercisable at September 24, 2011	5,692,407	$4.88

The following table summarizes information about stock options that have vested and are expected to vest at September 24, 2011:

Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 24, 2011 (in thousands)
8,030,430	5.88	$9.69	$757,412

The following table summarizes information about stock options exercisable at September 24, 2011:

Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 24, 2011 (in thousands)
5,692,407	5.15	$4.88	$563,707

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

Income before income taxes was reduced by $10.4 million, $7.9 million and $6.7 million (gross of tax), respectively, due to the recognition of stock compensation expense for the years ended September 24, 2011, September 25, 2010, and September 26, 2009, respectively. Net of tax, stock compensation expense was $7.2 million, $5.4 million and $4.7 million for the years ended September 24, 2011, September 25, 2010, and September 26, 2009, respectively.

Total unrecognized share-based compensation costs related to unvested stock options expected to vest were approximately $21.4 million as of September 24, 2011, which related to approximately 2,338,000 shares. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2 years at September 24, 2011. The intrinsic values of options exercised during fiscal 2011 and fiscal 2010 were approximately $221.8 million and $49.7 million, respectively. The Company’s policy is to issue new shares upon exercise of stock options.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Average expected life	6 years	6 years	6 years
Average volatility	52%	53%	52%
Dividend yield	—	—	—
Risk-free interest rate	2%	3%	2%
Weighted average fair value	$29.34	$15.79	$4.57

Employee Stock Purchase Plan

On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. On March 13, 2008, the plan was amended and renamed the Amended and Restated Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at the lesser of 85 percent of the beginning or ending withholding period fair market value as defined in the plan. There are two six-month withholding periods in each fiscal year. At September 24, 2011, and September 25, 2010, options for 1,861,699 and 2,010,617 shares of common stock were available for purchase under the plan, respectively.

The grant-date fair value of employees’ purchase rights granted during fiscal 2011, 2010 and 2009 under the Company’s ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Average expected life	6 months	6 months	6 months
Average volatility	57%	49%	66%
Dividend yield	—	—	—
Risk-free interest rate	0%	0%	1%
Weighted average fair value	$15.97	$7.90	$3.16

16.	Employee Retirement Plans

Defined Contribution Plans

The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All regular full-time U.S. employees of the Company who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan were $2.7 million, $2.0 million, and $1.5 million, for the years ended September 24, 2011, September 25, 2010, and September 26, 2009, respectively.

In conjunction with the Van Houtte acquisition, the Company also has several Canadian Group Registered Retirement Savings Plans (“GRRSP”) and a Deferred Profit Sharing Plan (“DPSP”). Under these plans, employees can contribute a certain percentage of their salary and the Company can also make annual contributions to the plans. Company contributions to the Canadian plans were $0.8 million for the year ended September 24, 2011.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Defined Benefit Plan

In connection with the Van Houtte acquisition, the Company grants certain management employees a supplementary defined benefit retirement plan. The cost of the supplementary employee retirement plans (“SERP”) is calculated according to actuarial methods that encompass management’s best estimate regarding the future evolution of salary levels, the age of retirement of salaried employees and other actuarial factors. These plans are not funded and there are no plan assets. Future benefits will be paid from the funds of the Company.

The projected benefit obligation was $2.3 million at September 24, 2011 of which $0.1 million is included in accrued liabilities, $1.5 million is classified in other long-term liabilities and $0.7 million is classified in current liabilities related to assets held for sale. Net periodic pension expense was $0.5 million for the fifty-two weeks ended September 24, 2011.

17.	Employee Stock Ownership Plan

The Company maintained an Employee Stock Ownership Plan (the “ESOP”), which terminated at the end of the 2010 calendar year. The ESOP is qualified under sections 401(a) and 4975(e) (7) of the Internal Revenue Code. All employees of the Company (not including its Keurig subsidiary prior to 2009) with one year or more of service who were at least twenty-one years of age were eligible to participate in the Plan, in accordance with the terms of the Plan. The Company would, at its discretion, contribute shares of Company stock or cash that was used to purchase shares of Company stock. Company contributions were credited to eligible participants’ accounts pro-rata based on their compensation. Plan participants became vested in their Plan benefits ratably over four years from the date of hire of the employee.

The Company recorded no compensation costs for the fifty-two weeks ended September 24, 2011. In the fifty-two weeks ended September 25, 2010 and September 26, 2009, the Company recorded compensation costs of $1.4 million and $1.0 million, respectively, to accrue for anticipated stock distributions under the ESOP.

There were no unearned shares remaining in the ESOP at September 24, 2011 and September 25, 2010.

After the close of 2010 and 2009 calendar years, 38,060 shares and 43,521 shares were transferred from the unallocated ESOP pool of shares and allocated to participants’ accounts, respectively.

18.	Deferred Compensation Plan

The 2002 Deferred Compensation Plan, amended in December 2007, permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company. Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 24, 2011, and September 25, 2010, 363,940 shares and 367,862 shares of Common Stock were available for future issuance under this Plan, respectively. As of September 24, 2011, and September 25, 2010, rights to acquire 85,597 and 81,039 shares of Common Stock were outstanding under this Plan, respectively. As of September 24, 2011, and September 25, 2010, 463 shares and 1,098 shares of Common Stock were committed under this Plan, respectively.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

19.	Commitments and Contingencies

Lease Commitments

The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancelable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense, under all operating leases approximated $18.1 million, $9.2 million, and $6.8 million in fiscal 2011, 2010, and 2009, respectively. The Company has subleases relating to certain of its operating leases. Sublease income approximated $0.3 million and $0.03 million for fiscal 2011 and 2010, respectively. The Company had no subleases during fiscal year 2009.

At September 24, 2011, minimum future lease payments under noncancellable leases and minimum rentals to be received under noncancelable subleases are as follow (in thousands):

Fiscal Year	Operating Leases	Subleases
2012	$17,033	$(1,121)
2013	12,605	(1,093)
2014	10,082	(1,017)
2015	9,594	(957)
2016	5,790	(797)
Thereafter	8,607	(2,208)

Total	$63,711	$(7,193)

Long-Term Debt Commitments

See Note 10, Long-Term Debt, for scheduled maturities of long-term debt.

Inventory Purchase Commitments

See Note 5, Inventories, for scheduled maturities of inventory purchase commitments.

Other Contingencies

In conjunction with its purchase of Keurig’s stock in 2002, the Company issued Stock Appreciation Rights (“SARs”). Upon consummation of a liquidity event involving the stock of Keurig as defined in the SARs agreement, the Company would be required to record an expense equal to the difference between the value of Keurig’s stock and the price paid by the Company when it acquired Keurig stock in 2002. The merger was not considered a liquidity event, and therefore no payments under these SARs agreements were made upon consummation of the merger. However, the agreement remains in effect and, under certain circumstances, if the Company were to sell Keurig, the sale may trigger a liquidity event under the agreement. At September 24, 2011, the Company estimated that it would have been required to record an expense equal to $29.7 million, had a liquidity event occurred.

Legal Proceedings

On October 1, 2010, Keurig filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

SEC Inquiry

As first disclosed on the Current Report on Form 8-K dated September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company. The Company is cooperating fully with the SEC staff’s inquiry.

Audit Committee Internal Investigation

As first disclosed in the Current Report on Form 8-K dated November 15, 2010, the audit committee of the Company’s board of directors initiated an internal investigation in light of the SEC staff’s inquiry. The audit committee retained legal counsel and a forensic accounting team to assist in this investigation and to respond to requests in the SEC staff’s inquiry. Although legal counsel continues to assist the Company in cooperating with the SEC staff’s inquiry, the internal investigation is complete.

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to a consolidated putative securities fraud class action and two putative stockholder derivative actions. The consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011. The lead plaintiffs filed an opposition to our motion to dismiss on July 12, 2011 and we filed a reply in support of our motion to dismiss on August 26, 2011. A hearing on the motion to dismiss has not yet been scheduled.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company uses travel services provided by Heritage Flight, a charter air services company acquired in September 2002 by Mr. Stiller, the Company’s Chairman of the Board. During fiscal years 2011, 2010, and 2009, the Company was billed a total of $0.7 million, $0.4 million, and $0.2 million, respectively, by Heritage Flight for travel services provided to various employees of the Company.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

22.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per share (dollars in thousands, except share and per share data):

	Fifty-two weeks ended
	September 24, 2011	September 25, 2010(1)	September 26, 2009(1)
Numerator for basic and diluted earnings per share:
Net income	$199,501	$79,506	$54,439

Denominator:
Basic weighted average shares outstanding	146,214,860	131,529,412	113,979,588
Effect of dilutive securities—stock options	5,927,574	6,304,711	6,391,071

Diluted weighted average shares outstanding	152,142,434	137,834,123	120,370,659

Basic net income per common share	$1.36	$0.60	$0.48
Diluted net income per common share	$1.31	$0.58	$0.45

(1)	Previous years restated to reflect a 3-for-1 stock split effective May 17, 2010 and a 3-for-2 stock split effective June 8, 2009.

For the fiscal years ended September 24, 2011, September 25, 2010, and September 26, 2009; 199,000, 318,000, and 648,000 options for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

23.	Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2011 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2011	December 25, 2010(1)	March 26, 2011	June 25, 2011	September 24, 2011
Net sales	$574,148	$647,658	$717,210	$711,883
Gross profit	$143,600	$242,855	$264,080	$254,090
Net income attributable to GMCR	$2,412	$65,372	$56,348	$75,369
Earnings per share:
Basic	$0.02	$0.46	$0.38	$0.49
Diluted	$0.02	$0.44	$0.37	$0.47

(1)	As retrospectively adjusted upon finalization of the Van Houtte valuation and purchase price allocation.

The following table presents the quarterly information for fiscal 2010 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2010	December 26, 2009(1)	March 27, 2010(1)	June 26, 2010	September 25, 2010
Net sales	$345,152	$321,953	$316,583	$373,087
Gross profit	$95,577	$107,850	$108,885	$113,446
Net income attributable to GMCR	$10,060	$24,055	$18,400	$26,991
Earnings per share:
Basic	$0.08	$0.18	$0.14	$0.20
Diluted	$0.07	$0.17	$0.13	$0.20

(1)	Restated to reflect a 3-for-1 stock split effective May 17, 2010.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

24.	Subsequent Events

As previously announced on August 29, 2011 on Form 8-K dated August 24, 2011, the Company entered into an agreement to sell all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or “Filterfresh” business to ARAMARK Refreshment Services, LLC (“ARAMARK”) and subsequently, on October 3, 2011, completed the sale for an aggregate cash purchase price of approximately $145.0 million. The purchase price is subject to an adjustment based on an estimate of Filterfresh’s cash, working capital and indebtedness as of immediately prior to the transaction’s closing and is subject to further adjustment based upon a final balance sheet prepared as of the closing date to be completed within 60 days of the closing.

Schedule II—Valuation and Qualifying Accounts

For the Fiscal Years Ended

September 24, 2011, September 25, 2010, and September 26, 2009

(Dollars in thousands)

Description	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2011	$1,314	$1,115	$2,584	$1,609	$3,404
Fiscal 2010	$983	$333	$610	$612	$1,314
Fiscal 2009	$1,034	$—	$243	$294	$983

Description	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions	Balance at End of Period
Sales returns reserve:
Fiscal 2011	$12,742	$—	$64,457	$58,897	$18,302
Fiscal 2010	$3,809	$31	$40,139	$31,237	$12,742
Fiscal 2009	$1,968	$—	$15,944	$14,103	$3,809

Description	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions	Balance at End of Period
Warranty reserve:
Fiscal 2011	$6,694	$—	$35,450	$27,416	$14,728
Fiscal 2010	$724	$—	$14,780	$8,810	$6,694
Fiscal 2009	$648	$—	$3,082	$3,006	$724

Description	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Deductions	Balance at End of Period
Inventory obsolescence reserve:
Fiscal 2011	$2,921	$384	$8,723	$6,401	$5,627
Fiscal 2010	$704	$213	$4,668	$2,664	$2,921
Fiscal 2009	$440	$—	$1,801	$1,537	$704