Form 10-K/A
period 2011-09-24
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2012-01-20
CIK 909954

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

As of January 17, 2012, 154,854,431 shares of common stock of the registrant were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended September 24, 2011 as filed with the SEC on November 14, 2011 (the “2011 Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

In addition to amending Items 10 through 14 of Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amends the cover page to update the number of shares of Company stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

This Amendment No. 1 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after November 14, 2011, the filing date of the 2011 Annual Report.

PART III

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Below you will find a tabular summary of our entire Board, their age as of September 24, 2011, the year they were each elected, and the year in which their term ends.

Name	Age	Year Elected	Term Ending
William D. Davis	62	1993	2015	(1)
Jules A. del Vecchio	68	1993	2015	(1)
Robert P. Stiller	68	1993	2015	(1)
Barbara D. Carlini	52	2002	2013
Douglas N. Daft	68	2009	2013
Hinda Miller	61	1999	2013
Lawrence J. Blanford	57	2007	2014
Michael J. Mardy	63	2007	2014
David E. Moran	58	1995	2014

(1)	If elected at 2012 Annual Meeting.

The following paragraphs provide information about each Director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.

All of our Directors have had, and many continue to have, successful careers. In accomplishing that success, each has demonstrated significant leadership skill, which includes a practical understanding of how large organizations operate including the importance of human resource management, how employee and executive compensation is set, as well as an understanding of strategy and risk management. All of our Directors have lengthy direct experience in the oversight of public companies as a result of their service on your Board and those of other public companies and their involvement in the other organizations described below. This diverse and complimentary set of skills, experience and backgrounds creates a highly qualified and independent Board. The Board defines diversity to mean diversity of backgrounds, experience, expertise, perspectives and skills, along with the more traditional aspects of age, gender, and race. We believe that as a Board we have achieved an appropriate amount of diversity for your Company’s current environment. All of our Directors are seasoned leaders from across the country who bring to the Board a vast array of private company, public company, government service, non-profit, social responsibility and other business experience. The fact that we do not list a particular experience, skill, qualification or attribute for a Director does not mean that Director does not possess a particular experience, skill, qualification or attribute.

William D. Davis is the Vice Chairman of the Board of Directors of Learning Care Group, Inc., a provider of early education and care services to children primarily under the age of 12. He was President and Chief Executive Officer, and a Director, from July 2002 until September 2010. Mr. Davis’s qualifications to serve on your Board include a diverse consumer products background, an extensive understanding of your Company’s business and operations and significant senior management expertise.

Jules A. del Vecchio retired in November 2010 from his position as a First Vice President of New York Life Insurance Company where he was responsible for communications and agent management and training and served in that position since 1970. Mr. del Vecchio’s qualifications to serve on your Board include his senior management and organizational experience as well as his extensive understanding of human resource engineering.

Robert P. Stiller, founder of the Company, served as its President and Chief Executive Officer since its inception in July 1981 until May 2007. Since May 2007, Mr. Stiller has served the Company as Chairman of the Board of Directors. Mr. Stiller’s qualifications to serve on your Board include his intimate knowledge of your Company, as its founder, as well as his vision and foresight in understanding the trends in the marketplaces most affecting your Company.

Barbara D. Carlini is the Senior Vice President and Chief Information Officer of Dean Holding Company, the nation’s largest dairy company, and has served in that position since 2009. Prior to that she served as Chief Information Officer of Motorola’s Mobile Devices Division from May 2006 to January 2008. From November 2001 until March 2006, Ms. Carlini was the Chief Information Officer of Diageo, NA (formerly Guinness North America). Ms. Carlini’s qualifications to serve on your Board include her diverse consumer products background, her substantial expertise in information technology and systems, her passion for corporate social responsibility and overall organizational and leadership skills.

Douglas A. Daft is currently a Director at Wal-Mart Stores, Inc. (since 2005) and a member of its Compensation, Nominating and Governance Committee and a Director at The McGraw-Hill Companies, Inc. (since 2003) and a member of its Audit and Compensation and Leadership Development Committees. From 2000 through 2004, Mr. Daft was Chairman of the Board and Chief Executive Officer of The Coca-Cola Company. Mr. Daft’s qualifications to serve on your Board include his overall business leadership experience gained through his service as Chief Executive Officer of a major international public company, as well as his brand management expertise, and his financial and corporate governance acumen, as well as the diverse and valuable finance, operational and strategic expertise he has gained from serving on the boards of other major public companies.

Hinda Miller has been a Vermont State Senator since 2003. Ms. Miller is also President of DeForest Concepts, a consulting firm specializing in entrepreneurial businesses. From 1977 to 1996, Ms. Miller was co-founder of Jogbra Inc., an athletic apparel company, then President Champion Jogbra, a division of Sara Lee Corporation. Ms. Miller’s qualifications to serve on your Board include the experience she gained in establishing and successfully operating her own company, as well as a comprehensive understanding of and a passion for corporate social responsibility and policy making.

Lawrence J. Blanford has served as President, Chief Executive Officer and Director of the Company since May 2007. From May 2005 to October 2006, Mr. Blanford held the position of Chief Executive Officer at Royal Group Technologies Ltd., a Canadian building products and home improvements company. From January 2004 to May 2005, Mr. Blanford was Founder and President of Strategic Value Consulting, LLC, a consultancy. Prior to that, Mr. Blanford held various management positions with Royal Philips Electronics (North America), Maytag Corporation, Johns Manville Corporation, PPG Industries and The Procter & Gamble Company. Mr. Blanford’s qualifications to serve on your Board include his experience with leading consumer products organizations in different industries, his strategic vision for growth, his commitment to corporate social responsibility, and his ability to achieve organizational goals marshalling resources around a compelling strategic imperative for quality results.

Michael J. Mardy is, and has been since December 2011, Executive Vice President, Chief Financial Officer and a Director of Tumi Holdings, Inc. (NYSE:TUMI) and since 2003, Executive Vice President and Chief Financial Officer of Tumi, Inc., a retailer of prestige luggage and business accessories. Mr. Mardy is also a director of ModusLink Global Solutions, Inc. (NASDAQ: MLNK) (formerly CMGI, Inc.), a supply chain technology company and is Chairman of its Audit Committee and a member of its Nominating and Corporate Governance Committee. Mr. Mardy’s qualifications to serve on your Board include his extensive financial and accounting expertise (including his membership in the American Institute of Certified Public Accountants and the Financial Executive Institute) and leadership, the experience he has gained through service on the board of another public company, his consumer products experience in prior management positions and his overall leadership skills as a senior executive.

David E. Moran has been President of Marketing Driven Solutions, a marketing consulting firm focused on driving growth through innovation and brand building, since June 2005. Mr. Moran was Chief Executive Officer of Fusion5, a management consulting company, from July 1999 to June 2005. Mr. Moran’s qualifications to serve on your Board include his extensive understanding of your Company’s business (including having spent four years at Maxwell House Coffee) and operations and his wide-ranging and comprehensive expertise in brand building, marketing strategy and leadership.

Executive Officers

For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of the Company’s 2011 Annual Report as filed with the SEC on November 14, 2011.

Code of ethics

The Company has adopted the Green Mountain Coffee Roasters Code of Ethics which is applicable to all directors, officers and employees of the Company. In addition, the Company has also adopted the Green Mountain Coffee Roasters Finance Code of Professional Conduct which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and all other employees engaged in the finance organization at the Company. Collectively and individually each of these codes constitutes a “code of ethics” within the meaning of Item 406 of Regulation S-K promulgated under the Exchange Act. The current version of each of these codes is posted on the Company’s website. The Company intends to make all required disclosures concerning amendments to, or waivers from, these codes on the governance page of the Company’s website, www.GMCR.com.

The Internet address for our website is http://www.GMCR.com and the code of ethics may be found as follows:

1.	From the Company’s home page, first click on “Investor Services.”

2.	Next scroll down to and click on “Code of Ethics” listed on the left side menu and click on the desired selection.

Audit Committee

The Company has established a standing Audit and Finance Committee (the “Audit Committee”) for purpose of overseeing accounting and financial reporting processes and audits of financial statements for the Company. The Audit Committee held 28 meetings in 2011. Members of the Audit Committee are Michael J. Mardy (chairman), Barbara D. Carlini, William D. Davis and Jules del Vecchio, each of whom is independent as defined by the applicable NASDAQ listing standards. Messrs. Davis and Mardy have both been deemed “audit committee financial experts” by the Audit Committee, and confirmed by the Board of Directors.

The principal duties and responsibilities of the Audit Committee are to:

•	Serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system;

•	Appoint, evaluate and replace any registered public accounting firm employed by the Company for the purpose of preparing or issuing an audit report or related work (the “Auditors”);

•	Review and appraise the audit efforts and independence of the Auditors;

•	Review and appraise the efforts and effectiveness of the Company’s internal auditing efforts;

•	Provide an avenue of communication among the Auditors, financial and senior management, the internal auditing function and the Board;

•	Provide oversight of the Company’s capital structure and finance needs;

•	Provide oversight of the Company’s enterprise risk management process; and

•	Do such other things as the Board may direct from time to time.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and the NASDAQ. SEC rules require reporting persons to supply the Company with copies of these reports. Based solely on its review of the copies of such reports received and written representations from reporting persons, the Company believes that with respect to fiscal 2011 all reporting persons timely filed the required reports.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation and Organizational Development Committee Report

The Compensation and Organizational Development Committee (the “Compensation Committee”) has reviewed and discussed the Compensation Discussion and Analysis set forth below with management. Based on these reviews and discussions, the Board approved our recommendation that the Compensation Discussion and Analysis be included in the Company’s 2011 Annual Report on Form 10-K for filing with the SEC.

Compensation and Organizational Development Committee

Douglas N. Daft, Chairman
William D. Davis
Michael J. Mardy
Hinda Miller
David E. Moran

Compensation Discussion and Analysis

Compensation Philosophy and Methodology

The compensation we pay to our named executive officers is intended to support and provide appropriate incentive to the Company’s employees to achieve the Company’s overall objectives of becoming a leader in the coffee and coffee maker industries and of delivering both sustainable growth and above average total shareholder return.

We believe that central to our success is our ability to attract, retain and motivate individuals with exceptional talent who are passionate about creating an exceptional beverage experience and the profitable long-term growth of our business. We believe our compensation programs provide the proper incentive for high performance by linking compensation to the success of the Company in a transparent and easily understood manner while, at the same time, properly balancing the risk-reward ratio of the various elements of our programs. The primary tools used by the Compensation Committee include base annual salary, short-term (cash) and long-term (stock options and restricted stock/restricted stock units) incentive compensation.

Your Compensation Committee has formally adopted the following Compensation Philosophy which is used to guide all compensation decisions for the named executive officers, including the Chief Executive Officer. Moreover, in making decisions with respect to all other executives and employees, the Chief Executive Officer uses the same philosophy.

COMPENSATION PHILOSOPHY

Term	Definition	Comments
Base Salary	Annual Base Salary	Rewards individual performance and may vary with Company performance; generally represents 20-40% of total compensation for the named executive officer.

Annual Bonus Opportunity or Annual Cash Bonus	Cash reward paid to executives on an annual basis; currently based on two financial metrics: net sales and non-GAAP operating income	Rewards achievement of the Company’s annual financial targets that are designed to drive the overall Company business and shareholder value; generally represents 20-25% of total compensation of the named executive officer.

Long-term Incentive Opportunity (LTI)	Long-term incentives that may provide value over multi-year period; stock options, restricted stock/restricted stock units)	Rewards for Company’s stock price appreciation and acts as driver for longer term value; generally represents 40-55% of total compensation of the named executive officer.

Total Direct Compensation	Base salary plus target bonus + LTI	Sum of the Annual Base Salary, Annual Cash Bonus and Long-Term Incentive values.

Benefits	Health, welfare, and other non-cash benefits	Necessary to be competitive in the marketplace but with the approach that such plans should be broad-based in their applicability.

We believe that annual base salary should provide a secure base of compensation that is competitive in the marketplace. We design the annual cash bonus and long-term incentive opportunities of the program to link the incentive compensation of those participating in those plans, including our named executive officers, with both the annual and the long-term success of the Company. The annual incentives link compensation with company-wide targets for our named executive officers, and with company-wide and individual targets for all other participating employees, to motivate them to meet short-terms goals. The long-term equity incentives link compensation to the long-term growth and success of the Company as measured by the movement in our stock price. We believe this bifurcation and linkage properly balances the risk, and the tension, between short- and long-term incentives. It is our belief that a substantial portion of the executives’ compensation (approximately 75% for the Chief Executive Officer and 65% for the other named executive officers) should be at risk, either through annual cash or long-term incentives. We believe this helps to align our executives’ interests with the shareholders’ interests and incents the executives to drive profitable growth of our business in an appropriate manner.

For our fiscal 2011, we delivered total shareholder return (stock price growth) of approximately 188% over fiscal 2010 and 1,109% over the last three years.

Compensation Practices and Risk

As part of our risk management process, and with the help of the Compensation Committee’s consultant, Pay Governance LLC, who reviewed the potential for risk stemming from our compensation program design in 2010, performed a comprehensive review and evaluation of our executive compensation program and the incentive compensation plans that cover all employees. The evaluation included discussion of the design features of the executive program and broad based incentive plans, the governance and oversight of the design features of such program and plans, the mix of cash and equity opportunities, performance measurement and the use of financial metrics that are easily capable of audit, mix of performance time horizons, executive stock ownership, and our use of other remuneration elements. On the basis of that review, and the fact that there have been no material changes to the overall program, we do not believe that our compensation policies or practices pose risks that are reasonably likely to have a material adverse effect on your Company. Our incentive compensation plans are typically based on corporate and business unit performance, measured by a range of objective and subjective criteria, and not solely on individual performance.

The results of our review did note that the Company currently does not have a broad policy for the recoupment of incentive compensation under defined circumstances (other than that currently required by the Sarbanes-Oxley Act of 2002, as amended). It is the Compensation Committee’s intention, upon the establishment of the necessary rules to support those requirements in the Dodd-Frank Act, to develop and implement a policy providing further recovery of compensation, if any, in excess of what would have been paid to the officer under the conditions of the restatement. It should be noted that at the time the Company filed a restatement of its financial statements in December 2010, it also reviewed the extent to which, if any, the restatement would change the amount of prior year bonuses and determined that no changes would have been necessary.

Compensation Committee Practices

The main elements of our compensation program are: base salary, annual cash bonus (short-term) and long-term equity-based incentives (exclusively stock options prior to fiscal year 2012). Approximately 200 employees receive annual cash incentive and the long-term incentive grants.

In addition to these primary elements, we also offer to all employees in the United States a defined contribution plan (401(k)), which includes a Company match feature and an employee stock purchase plan (which affords our employees the opportunity to purchase our stock at a discount). For our Canadian employees, we offer similarly competitive plans. For the named executive officers, each has the opportunity to participate in a deferred compensation program and to receive certain payments upon certain terminations of employments prior to or following a change in control of the Company. As in the past, and again in 2011, the Company offered only nominal perquisites to any named executive officers in each case primarily tied to their individual hiring packages.

In making compensation decisions with respect to our executive officers, we consider each element of compensation in relation to the total amount of compensation paid, and, for fiscal 2011, we took into account primarily the following factors:

•	the appropriate mix of total compensation elements;

•	overall Company performance and financial condition;

•	the roles and responsibilities of the position;

•	the qualifications, skills and experience level;

•	past performance and anticipated future performance and its impact on our success;

•	peer group comparisons;

•	compensation trends and competitive conditions in the marketplace;

•

the extent of contributions to furthering the Company’s fundamental values of providing the customer with a superior coffee experience and fostering socially and environmentally responsible business practices; and

•	the degree to which the executive officer embodies the Company’s principles and values.

Your Compensation Committee (1) makes the final decision with respect to the mix and total amounts of compensation (annual base salary) paid and short-term and long-term incentives opportunities provided to our President and Chief Executive Officer and other named executive officers and (2) sets the financial targets under our annual incentive plan. All decisions of the Compensation Committee are based primarily on the approved compensation philosophy and the factors set forth above.

The Chief Executive Officer makes recommendations to the Compensation Committee on the mix and total compensation for the named executive officers as well as all other Company officers and has the authority to approve the mix and level of compensation for the remainder of the Company’s executives and managers (non-Elected Officers) using primarily the same mix of compensation elements used for the named executive officers. All recommendations of the Chief Executive Officer are also based upon the Compensation Philosophy and the factors set forth above.

Compensation Challenges

One of the significant challenges for your Compensation Committee is to account, in its compensation programs and practices, for the rapid rate of growth in your Company. Over the last fifteen fiscal quarters, your Company has averaged over 40% annual growth in net sales, and over 50% annual growth in net income. In addition, in fiscal 2011, your Company completed its largest acquisition to date, successfully negotiated a new credit facility to fund the acquisition and the Company’s ongoing growth, completed a common stock offering, successfully integrated, or began the integration of, those operations (as well as those acquisitions completed in 2010), continued to expand manufacturing capacity at a rapid rate to keep pace with your Company’s growth, successfully completed several agreements to bring well-regarded brands into the Company’s brand portfolio as well as continued to innovate in the coffee, coffee maker and other brewed beverage marketplaces to maintain its leadership position. Not many of the companies in the peer group or Towers Watson (“Towers”) data base had these performance achievements. These factors highlight the fact that there is a delicate balance between relying on objective comparable data while keeping up with the exigencies of the actual marketplace developments to ensure that your Company’s compensation practices remain competitive in the marketplace and sufficient to attract and retain top executive talent.

Benchmarking

In setting compensation and incentive opportunities for fiscal 2011, the Compensation Committee relied primarily on tally sheets, survey data and other information provided to the Company by Towers, and Pay Governance LLC (“Pay Governance”), and, for the named executive officers other than the Chief Executive Officer, recommendations from the Company’s Chief Executive Officer and Vice President and Chief Human Resources Officer. It has been challenging to determine how to adjust pay levels as the Company grows in size at a rapid rate. During 2011, the Compensation Committee looked at pay levels and opportunity sizes at different company sizes ($3 billion, $5 billion, and $6 billion in annual revenues) and different comparator groups (see below) to understand the pattern of pay and opportunity growth relative to revenue growth, and established a phased approach to bringing up cash pay and opportunity levels, and equity award sizes, as the Company grows. The approach at which we arrived begins with establishing current pay levels to be comparable with companies with $2-$3 billion in annual revenue, and then phasing increases so that pay and opportunity levels would approach approximately the median levels for a $5-6 billion annual revenue sized Company over the next two years, assuming the Company continues to grow in line with current projections.

In addition to survey data, the Compensation Committee reviewed data publicly available from other proxy statements from a group of what we believed to be appropriate consumer products companies primarily to understand their pay mixes and plan designs for their incentive compensation programs. In 2011, the Compensation Committee determined to change the peer groups against which it would compare the Company. To this end, because of the uniqueness of your Company, with its complex business model and extraordinary growth, it was determined to utilize two peer groups, one against which the Company competes for talent and the other, as supplementary data points, reflecting the extraordinary growth of the Company. The 2011 primary peer group was: Brown-Forman Corporation, The Campbell Soup Company, Coca-Cola Enterprises, Inc., Dole Food Company, Dr. Pepper Snapple Group, Flowers Foods, Inc., Hasbro, Inc., The Hershey Company, Jarden Corporation, Mattel, Inc., McCormick & Co., Mead Johnson & Company, LLC, Ralcorp Holdings Inc., and The J. M. Smucker Company. The second group of high growth companies includes Cognizant Technology Solutions Corporation, Equinix, Inc., Las Vegas Sands Corporation, MetroPCS Communications, Inc., Netflix, Inc., priceline.com Incorporated, salesforce.com, Inc., Under Armour, Inc., and Western Digital Corporation.

Compensation Consultants

The Compensation Committee has the sole discretion, at Company expense, to retain independent advisors from time to time. The Compensation Committee engaged Pay Governance as its independent compensation consultant to assist with certain analyses leading up to the Compensation Committee’s actions with respect to fiscal 2012 executive compensation decisions. As in 2011, for 2012, the Compensation Committee has engaged Pay Governance as its sole independent advisor under an agreement that prohibits Pay Governance from providing any services to the Company without the Compensation Committee’s express prior approval. Towers and Mercer Human Resources Consulting (“Mercer”) data were made available to Pay Governance for use along with their peer group analysis. Towers provided services to the Company regarding executive pay information and general employee compensation and benefits consulting. Mercer and Towers did not provide any direct services to the Compensation Committee.

Compensation Paid to Our Named Executive Officers

Base Salary

We pay a base salary designed to be a secure base of compensation and sufficient to attract and retain highly talented individuals. We target base salary to our named executive officers at the 50th percentile of the marketplace median data.

For fiscal 2011 and 2012, we provided increases (each going into effect on January 1 of the respective year) to base salary to the following named executive officers in the following amounts:

Named Executive Officer	Fiscal 2010 Base Salary	% Increase for Fiscal 2011	Fiscal 2011 Base Salary	% Increase for Fiscal 2012	Fiscal 2012 Base Salary
Lawrence J. Blanford	$680,000	17.6	$800,000	18.8	$950,000
Frances J. Rathke	$335,000	16.4	$390,000	15.4	$450,000
Scott McCreary	$325,000	13.8	$370,000	5.4	$390,000
Michelle Stacy	$350,000	5.7	$370,000	5.4	$390,000
Howard Malovany	$320,000	9.4	$350,000	5.1	$368,000

These increases were intended to keep the base salaries of these executive officers in line with competitive market practices given the rapid growth of our Company and the increasing responsibilities of the executive as the Company grows. In concluding the appropriateness of these increases, your Compensation Committee looked at pay levels of other companies at sizes from $3 billion to $6 billion in annual revenue to establish a phased approach for our pay practices should your Company continue on its current growth path. Individual increases to base salary are not guaranteed for our named executive officers and are provided only at the discretion of the Compensation Committee after a review of an individual’s performance and market data. For both 2011 and 2012, the primary factors that were used in determining these base pay increases were: roles and responsibilities of the executive, the qualifications, skills and experience level of the executive, the compensation paid for similar positions by similar companies, the compensation trends and competitive conditions in the marketplace, and each executive’s role in the future success of our business.

Annual Cash Incentive Compensation

Prior to the beginning of the Company’s fiscal 2010, the Compensation Committee decided to eliminate individual goals from the determination of the extent to which any of the named executive officer (and all elected officers) would or could receive an annual cash incentive payment. In reaching this conclusion, the Compensation Committee determined that given the roles and responsibilities of these officers, it was critical for them to focus their energy, expertise and experience on ensuring the Company achieves the total enterprise goals as set forth in its annual operating plan and that they each operate efficiently and effectively at the highest level of the organization.

The annual incentive opportunity target is a percent of base salary and is derived from the comparative data used in the overall executive compensation setting process as well as the anticipated contributions each named executive officer is expected to make to increases in shareholder value. And, in setting these percentages, the Compensation Committee balances the benefits of the program against the risks that it will cause participants to take actions that, while consistent with the achievement of specified short-term goals, might involve unnecessary or excessive risk to the Company. The Compensation Committee believes that the current balance is appropriate. The focus of these opportunity targets continue to be tied to achieving high rates of growth year over year. Inasmuch as the Company’s stock growth has been 188%, 1,109%, and 3,725%, over the last one, three and five year periods, respectively, we think these performance results demonstrate that the annual incentive opportunity targets are effectively tied to the performance of the Company.

Consistent with prior years, the Compensation Committee again chose challenging net sales and non-GAAP operating income (as defined in the GAAP to non-GAAP Reconciliation of Consolidated Statements of Operations table as set fourth in Exhibit 99.1 on the Company’s current report on Form 8-K filed November 9, 2011.) targets as the financial targets against which to measure any annual incentive compensation payable to the named executive officers. Under the Company’s annual incentive plan for fiscal 2011, for any payout to have occurred, the Company’s net sales and non-GAAP operating income had to have been at least equal to the “threshold” amounts as set forth below. At the “threshold,” 20% of an individual’s target bonus opportunity would have been paid. If the Company’s net sales and non-GAAP operating income met the “target” level as set forth below for fiscal 2011, then 100% of the individual’s target opportunity would have been paid. Finally, if the Company’s net sales and non-GAAP operating income for fiscal 2011 had reached the “maximum” levels, as set forth below, then, all else being equal, 150% of the individual’s target bonus opportunity would have been paid. The amounts below are in thousands.

2011 GOAL	Threshold	Target	Maximum	Actual
Net Sales	$2,180,396	$2,422,662	$3,028,328	$2,650,899
Non-GAAP Operating Income	$338,490	$376,100	$470,125	$428,693

For fiscal 2011, the Compensation Committee set the target percent of base salary for each of our named executive officers to be consistent with the Company’s compensation philosophy and the competitive marketplace data, which are shown below. In addition, the table also shows the target and maximum annual incentive opportunity and the actual annual cash incentive paid to the named executive officers as a result of the Company’s achievement of 122% of the financial goals set by the Compensation Committee at the beginning of the fiscal year.

Named Executive Officer	Base Salary for Fiscal 2011	Target Percent of Base Salary	Target Annual Incentive Opportunity	Maximum Annual Incentive Opportunity (150% of Target)	Actual Annual Incentive Payment for fiscal 2011
Lawrence J. Blanford	$800,000	100	$800,000	$1,200,000	$932,000
Frances J. Rathke	$390,000	60	$234,000	$351,000	$272,610
Scott McCreary	$370,000	60	$222,000	$333,000	$258,630
Michelle Stacy	$370,000	60	$222,000	$333,000	$258,630
Howard Malovany	$350,000	55	$192,500	$288,750	$224,263

Long-term Equity Incentive Compensation

Long-term equity compensation opportunities are provided to our named executive officers to (1) provide a link between compensation and shareholder value and (2) be a valuable retention tool.

In 2011 the Compensation Committee continued to use stock options as the sole long-term equity incentive compensation tool. The Committee understands that many companies use multiple equity vehicles, and discussed various alternatives for equity grants, but ultimately decided that in 2011 stock options were the most appropriate vehicle for a high-growth company like ours. The Compensation Committee has the discretion under the 2006 Plan to grant forms of equity other than stock options. As noted earlier, for 2012 the Compensation Committee has determined to change the mix of long-term equity grants, to stock options and restricted stock/restricted stock units.

Stock options have historically been granted annually at the Company’s Board of Directors meeting immediately following the Company’s Annual Meeting of Shareholders. Our stock options typically have (1) a maximum ten-year life from the date of grant, (2) a grant price equal to the closing price of the Company’s common stock on the date of grant, and (3) a vesting schedule of 25% per year over the first four years of the option’s term. In addition, the executive would forfeit any unvested options upon voluntary termination of employment prior to the options’ vesting, and the options, therefore, are a retention mechanism that the Company has found effective. We believe our long-term incentive balances nicely with the short-term incentives and promotes appropriate executive conduct in light of the related risk of encouraging participants to take action that while consistent with the achievement of long-term goals might involve unnecessary or excessive risk for the Company.

The amount of each stock option grant is designed to deliver a targeted amount of compensation over the life of the stock option. This target amount is determined by the Compensation Committee (1) after a review of appropriate marketplace data, (2) the duties and responsibilities of each named executive officer, (3) the current vested and unvested gain amounts from previous grants, as provided in the tally sheets, and (4) the allocation between annual and long-term incentive payment opportunities.

Below is the long-term incentive opportunity as a percent of base salary for each of the named executive officers for fiscal 2011 and fiscal 2012:

Named Executive Officer	Long-term Incentive Opportunity as % of Annual Base Salary for Fiscal 2011	Long-term Incentive Opportunity as % of Annual Base Salary for Fiscal 2012
Lawrence J. Blanford	230	230
Frances J. Rathke	125	150
Michelle Stacy	110	120
Scott McCreary	110	120
Howard Malovany	100	105

It should be noted that the named executive officers are not guaranteed a grant of stock option grants in any given year. However, the Compensation Committee expects that the named executive officers will typically receive these stock option grants provided that the performance of each of the named executive officer is in line with the Compensation Committee’s expectations, with respect to the Chief Executive Officer’s performance, and with the Compensation Committee’s and the chief executive’s expectations, with respect to the other named executive officers’ performance. In determining whether stock options are granted at any given level, the Chief Executive Officer provides recommendations for all named executive officers other than himself, based on a review of the factors under the heading “Compensation Philosophy and Methodology.” These recommendations are then reviewed and discussed with the Compensation Committee, and if agreed, approved by the Compensation Committee. The primary factors that were used in determining the level of the stock option grants in fiscal 2011 were the Company’s overall performance and financial condition and each executive’s contribution to these metrics. For the named executive officers, grants of stock options were made on March 10, 2011.

Other Compensation

Potential Payments upon a Termination as the result of a Change of Control

In fiscal 2008, the Compensation Committee adopted a change of control plan for all named executive officers and certain other designated participants. The Compensation Committee believes the plan serves the important function of assisting in retaining high quality executives and keeping them focused on their responsibilities during any period in which a change of control may be contemplated or pending. Mr. Blanford and Ms. Rathke have separate employment agreements under which certain payments upon a change of control are provided. In all cases (under the employment agreements and the plan), there is a “double trigger” (i.e., there must be a termination of employment prior to or following a change of control) before any payments are made. In addition, only Mr. Blanford’s agreement provides for any potential “gross-up” under Section 280G of the Internal Revenue Code of 1986, as amended, but it is what is called a “modified” gross-up as it applies only if the payments and benefits contingent on the change of control owed to him exceed by a least 10% the maximum amount he could receive without being subject to the excise tax.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that is currently available to all employees with thirty days or more of service who are at least twenty-one years of age. This plan allows each qualifying employee, through a payroll deduction, to purchase Company common stock every six months at a price, discounted by 15%, from the lower of the closing price of such stock at the first or last day of each six month period.

Defined Contribution Plan (401(k))

The Company’s 401(k) plan is a defined contribution plan available to all employees and the Compensation Committee did not consider amounts under this plan in setting total compensation for our named executive officers.

Deferred Compensation Plan

Currently we offer a deferred compensation plan but no named executive officers elected to defer any compensation into the program for fiscal 2011.

Perquisites

In fiscal 2011, the Company offered only nominal perquisites to any named executive officer that are not generally available to all employees other than as noted above. These perquisites are provided in a named executive officer’s hiring package primarily to cover transition costs.

Welfare Plans

We offer a health care plan that provides medical, vision, dental and prescription drug coverage for all of our employees. We also offer group life insurance and short- and long-term disability plans that cover all employees. The purpose of these plans is to provide competitive basic benefits to our employees and to help in the overall package to attract and retain employees. The named executive officers participate in these plans on the same basis as all other employees.

Indemnification Agreements

Each of our Directors and named executive officers is covered by an Indemnification Agreement that provides for reimbursement for any legal fees incurred by her or him in defending a lawsuit brought against her or him is such individual’s capacity as a Director or an officer. Indemnification is not provided for willful neglect of duties as an officer. These agreements are provided so that the Director and named executive officers can focus their attention and energy on running the business to achieve its annual and long-term objectives without having undue concern about lawsuits in their capacity as such.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1984, as amended (the “Code”) disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. An exception to the deduction limit applies to performance-based compensation that complies with applicable regulatory requirements under Section 162(m). The Compensation Committee believes that in establishing the cash and equity incentive compensation programs for the Company’s executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration. Accordingly, the Compensation Committee may provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to the Company’s financial performance or share-based awards in the form of restricted stock/restricted stock units, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Code. The Compensation Committee believes it is important to maintain incentive compensation at the requisite level to attract and retain the executive officers essential to the Company’s financial success, even if all or part of that compensation may not be deductible because of the Section 162(m) limitation.

Stock Ownership/Holding Guidelines For Named Executive Officers

The Compensation Committee has discussed ownership and holding guidelines for the named executive officers. In September 2011, the Compensation Committee determined that is was now appropriate to impose stock ownership guidelines for the Elected Officers, which will become effective beginning in March 2012. Under these guidelines, the Chief Executive Officer should hold Company stock at least equal to five times his annual base salary. The other named executive officers should hold Company stock at least equal to three times their annual base salary. Each officer will have five years from March 2012 to satisfy the guidelines.

Executive Compensation

The following tables provide information concerning compensation for the Company’s Chief Executive Officer, Chief Financial Officer, and the three other most highly-paid executive officers as of September 24, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Option awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Lawrence J. Blanford, President and Chief Executive Officer	2011	767,692	932,000	1,889,708	5,996	3,595,396
	2010	660,096	571,200	1,151,208	23,703	2,406,207
	2009	601,077	707,351	933,504	22,350	2,264,282

Howard Malovany, Vice President, Corporate General Counsel and Secretary(4)	2011	341,923	224,263	361,790	25,189	953,165
	2010	317,346	134,400	273,168	29,710	754,624
	2009	196,730	113,986	760,725	29,650	1,101,091

Scott McCreary, President, Specialty Coffee Business Unit	2011	357,885	258,630	419,935	7,586	1,044,036
	2010	318,365	150,150	312,192	8,859	789,566
	2009	290,846	175,875	247,104	7,652	721,477

Frances G. Rathke, Vice President, Chief Financial Officer and Treasurer	2011	375,192	272,610	500,692	6,736	1,155,230
	2010	328,365	154,770	321,948	7,348	812,431
	2009	305,815	180,963	255,552	7,145	749,475

Michelle Stacy, President, Keurig, Incorporated(5)	2011	364,616	258,630	419,935	7,350	1,050,531
	2010	346,019	161,700	336,582	8,509	852,811
	2009	302,788	173,139	594,435	7,350	1,077,712

(1)	Reflects the total amounts earned for 2011 under the 2006 Incentive Plan. Fiscal 2011 amounts were paid to participants in December 2011.
(2)	This column represents the grant date fair value of option awards made during each of 2011, 2010, and 2009 as calculated pursuant to FAS13 ASC Topic 718 and using the Black-Scholes model. The amounts shown are different from when previously reported in our prior proxy statement due to a recent change in the SEC’s rules. The underlying valuation assumptions for option awards are further disclosed in notes 2 and 16 to our audited financial statements filed with our Annual Report on Form 10-K for fiscal 2010 and 2009 and notes 2 and 15 to our audited financial statements filed with our Annual Report on Form 10-K for 2011.
(3)	The table following these footnotes below provides the details for the “All Other Compensation” column.
(4)	Mr. Malovany was hired by the Company in February 2009 and therefore the information presented is not for the full fiscal 2009 year.
(5)	Ms. Stacy was hired by the Company in November 2008 and therefore the information presented is not for the full fiscal 2009 year.

The following table provides details for the “All Other Compensation” column in the table above for fiscal 2011.

Name	401(k) match ($)	Other ($)		Total ($)
Lawrence J. Blanford	5,996	—		5,996
Howard Malovany	7,689	17,500	(1)	25,189
R. Scott McCreary	7,586	—		7,586
Frances G. Rathke	6,735	—		6,735
Michelle Stacy	7,350	—		7,350

(1)	Represents payment made in 2011 for relocation under Mr. Malovany’s offer letter of employment.

GRANTS OF PLAN-BASED AWARDS IN 2011

The following table provides information on potential payouts under our non-equity incentive plan (2006 Incentive Plan annual bonus opportunity) and equity grants (stock options) to our named executives with respect to awards or grants made in fiscal 2011.

Name of Executive	Grant date	All other option awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Options Awards ($ per share)	Grant Date Fair Value of Stock and Option Awards ($)(2)	Estimated payouts under non-equity incentive plan ($)
					Threshold(3)	Target	Maximum
Lawrence J. Blanford	3/10/11	58,500	61.71	1,889,708	160,000	800,000	1,200,000
Howard Malovany	3/10/11	11,200	61.71	361,790	38,500	192,500	288,750
R. Scott McCreary	3/10/11	13,000	61.71	419,935	44,400	222,000	333,000
Frances G. Rathke	3/10/11	15,500	61.71	500,692	46,800	234,000	351,000
Michelle Stacy	3/10/11	13,000	61.71	419,935	44,400	222,000	333,000

(1)	All option grants in fiscal 2011 were made under the Green Mountain Coffee Roasters, Inc. 2006 Amended and Restated Incentive Plan, and are scheduled to vest and become exercisable ratably in four equal annual installments beginning on the first anniversary of the grant.
(2)	This column shows the full grant date value of stock options, as calculated pursuant to FASB ASC Topic 718 and using the Black-Scholes model. For information on the valuation assumptions, please refer to Notes 2 and 15 of the Company’s financial statements in the Form 10-K for the year ended September 24, 2011. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)	Achievement of $2,180 million in net sales and of $338 million in non-GAAP operating profits would have resulted in a payout at the Threshold level.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

The following table provides information on the holdings of stock option awards by the named executives as of September 24, 2011. Each grant is shown separately for each named executive.

Name of executive	Grant date	Number of securities underlying unexercised options—Exercisable	Number of securities underlying unexercised options—Unexercisable (1)	Option exercise price ($)	Option expiration date
Lawrence J. Blanford	5/04/2007	666,000	189,000	5.24	5/04/2017
	3/13/2008	54,002	72,789	6.09	3/13/2018
	3/12/2009	99,450	99,450	9.14	3/12/2019
	3/11/2010	17,700	53,100	30.79	3/11/2020
	3/10/2011	—	58,500	61.71	3/10/2021
Howard Malovany	2/09/2009	—	78,750	9.45	2/09/2019
	3/11/2010	4,200	12,600	30.79	3/11/2020
	3/10/2011	—	11,200	61.71	3/10/2021
R. Scott McCreary	9/25/2004	235,000	—	1.47	9/25/2014
	4/01/2006	1,350	—	2.95	4/01/2016
	5/03/2006	135,000	—	2.95	5/03/2016
	6/14/2007	82,350	—	5.32	6/14/2017
	3/13/2008	52,311	17,439	6.09	3/13/2018
	3/12/2009	26,325	26,325	9.14	3/12/2019
	3/11/2010	4,800	14,400	30.79	3/11/2020
	3/10/2011	—	13,000	61.71	3/10/2021
Frances G. Rathke	12/14/2004	54,000	—	1.75	12/14/2014
	4/01/2005	1,350	—	1.78	4/01/2015
	5/03/2006	252,450	—	2.95	5/03/2016
	6/14/2007	94,500	—	5.32	6/14/2017
	3/13/2008	58,050	19,350	6.09	3/13/2018
	3/12/2009	27,225	27,225	9.14	3/12/2019
	3/11/2010	4,950	14,850	30.79	3/11/2020
	3/10/2011	—	15,500	61.71	3/10/2021
Michelle Stacy	11/3/2008	—	78,750	6.20	11/3/2018
	3/12/2009	6,189	12,375	9.14	3/12/2019
	3/11/2010	5,175	15,525	30.79	3/11/2020
	3/10/2011	—	13,000	61.71	3/10/2021

(1)	All options vest and become exercisable ratably in four equal annual installments beginning on the first anniversary of the grant date, except for the grant made to Mr. Blanford on May 4, 2007, which was an inducement award and vests in five equal annual installments, beginning on the first year anniversary of the grant.

OPTION EXERCISES IN FISCAL 2011

The following table provides information for the named executives set forth in such table with respect to stock option exercises made during fiscal 2011 by such officer.

Name of the executive	Number of shares acquired upon exercise	Value realized on exercise ($)
Lawrence J. Blanford(1)	141,573	12,510,643
Howard Malovany	78,750	7,681,992
Frances G. Rathke	337,500	32,155,988
R. Scott McCreary(2)	125,000	12,283,400
Michelle Stacy	44,936	1,649,507

(1)	Of the 141,573 shares exercised, 51,573 were exercised and sold as part of the Company’s common stock offering on May 4, 2011.
(2)	Of the 125,000 shares exercised, 25,000 of them continue to be held by Mr. McCreary.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We have employment agreements with Mr. Blanford and Ms. Rathke that provide for payments in certain circumstances in connection with such officer’s termination of employment or a change of control. Mr. Malovany, Mr. McCreary and Ms. Stacy participate in our 2008 Change-in-Control Severance Benefit Plan which provides payments upon termination of employment in certain circumstances following a change of control. Mr. Malovany, Mr. McCreary and Ms. Stacy also have offer letters that provide for payments upon termination of their employment under certain other circumstances. The following narrative and accompanying tables set forth triggering event(s) for these payments and the estimated aggregate payment obligations to each of our named executive officers.

In calculating the payments in the tables below, we have used the following assumptions:

•	The event or events triggering the payment obligation occurred on September 23, 2011, the last business day of our most recently completed fiscal year.

•

Stock options are assumed to have cashed out on September 23, 2011, the last business day of the fiscal year, and were valued using the difference between the closing price of our stock on that day, which was $104.26 per share, and the exercise price of the option, multiplied by the number of shares outstanding.

•	The same assumptions were used for valuing health care benefits that we use for our financial reporting under generally accepted accounting principles.

Mr. Blanford

Mr. Blanford’s employment agreement, which expires in May 2012, uses the following definitions:

“Cause” is defined as (i) Mr. Blanford’s substantial and ongoing failure to perform (other than by reason of disability), or gross negligence in the performance of his duties and responsibilities to the Company or any of its affiliates; (ii) material breach by Mr. Blanford of any provision of his employment agreement or any other agreement with the Company or any of its affiliates, provided that Mr. Blanford has been given a reasonable opportunity to cure any such material breach after notice from the Company, and such material breach has not been cured by Mr. Blanford; (iii) fraud, embezzlement or other dishonesty with respect to the Company or any of its affiliates; (iv) other conduct by Mr. Blanford that is substantially harmful to the business, interests or reputation of the Company or any of its affiliates; or (v) commission of a felony involving moral turpitude.

“Good Reason” is defined as (i) removal of Mr. Blanford, without his consent, from the position of President and Chief Executive Officer of the Company; (ii) failure of the Board to nominate Mr. Blanford as a director of the Company during his term of employment; (iii) material diminution in the nature or scope of Mr. Blanford’s responsibilities, duties or authority; (iv) any relocation of the Company’s headquarters outside of Vermont without Mr. Blanford’s consent; (v) material failure of the Company to provide him his base salary, bonuses, and employee benefits in accordance with the terms of Section 4 of his employment agreement; or (vi) any other material breach of Mr. Blanford’s employment agreement by the Company.

The events that constitute a change of control under Mr. Blanford’s employment agreement are those that constitute a “change of control” under the regulations to Internal Revenue Code Section 409A. In general, subject to certain qualifications and additional rules set forth in the regulations to Internal Revenue Code Section 409A, the following will constitute a “change of control” under Mr. Blanford’s employment agreement:

•

any one person, or more than one person acting as a group acquires ownership of our common stock that, when added to common stock already owned by that person or group, results in that person or group holding more than 50% of the total fair market value or total voting power of our common stock;

•

any one person, or more than one person acting as a group acquires (or has acquired during the prior 12-month period) ownership of our common stock that results in that person or group holding 30% or more of the total voting power of our common stock;

•

a majority of our Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of our Board members before the date of the appointment or election; or

•

any one person, or more than one person acting as a group acquires (or has acquired during the prior 12-month period) from us assets with a total gross fair market value equal to or more than 50% of our assets’ total gross fair market value immediately before such acquisition or acquisitions.

Under Mr. Blanford’s employment agreement, he is entitled to a gross-up payment from the Company for any “golden parachute” excise tax pursuant to section 280G and the related provisions of the Code on account of payments and benefits associated with a change in control under his employment agreement to the extent those payments and benefits exceed by at least 10% the maximum amount he could receive without being subject to the excise tax. If the aggregate amount of these payments and benefits that would otherwise be subject to the excise tax is below this threshold, the employment agreement provides that the payments and benefits will be cut back to the maximum amount he could receive without being subject to the excise tax. Mr. Blanford’s employment agreement also contains a standard perpetual confidentiality provision as well as customary non-competition and non-solicitation covenants for the term of the his employment and for 18 months after any termination thereof.

The specific payments to which Mr. Blanford is entitled under the various termination scenarios provided for in his employment agreement are set forth below:

If Mr. Blanford’s employment is terminated by the Company other than for cause or by Mr. Blanford for good reason, he would be entitled to severance benefits equal to (i) a continuation of 12 months of base salary at the rate in effect upon termination, (ii) a pro-rated portion of his annual incentive bonus in an amount to be determined following the year in which the incentive bonus would have been earned but for the termination, in accordance with the terms set forth in the Senior Executive Officer Short Term Incentive Plan and (iii) the premium cost of Mr. Blanford’s (and his qualified beneficiaries’) continued participation, if any, in the Company’s group medical and dental plans under COBRA for a period of 12 months following the date of termination, provided that Mr. Blanford is entitled to continue such participation under applicable law and plan terms. If Mr. Blanford’s employment is terminated by the Company other than for cause or by Mr. Blanford for good reason within 9 months prior to and in connection with an anticipated change in control of the Company, Mr. Blanford, if the change in control actually occurs within nine months following such termination, would be entitled to the foregoing benefits plus a lump-sum payment, within 30 days following the change in control, equal to 24 months of base salary less the base salary already paid or to be paid, a continuation of any of Mr. Blanford’s (and his qualified beneficiaries’) group medical and dental premium payments for 24 months rather than the 12 month period that would otherwise apply, provided that Mr. Blanford is entitled to continue participation in the underlying benefit programs under applicable law and plan terms, and an acceleration of outstanding equity awards.

If Mr. Blanford were to terminate his employment with the Company other than for good reason and within 6 months following a change in control, he would be entitled to receive, 6 months after termination or upon death if earlier, a lump sum payment equal to 12 months of base salary, and payment for a period of up to 12 months by the Company of the premium costs of Mr. Blanford’s (and his qualified beneficiaries’) group medical and dental plans under COBRA, provided that Mr. Blanford is entitled to such continued participation in those programs under applicable law and plan terms.

In the event of Mr. Blanford’s death during the term of his employment agreement, the Company shall pay the monthly premium costs to continue medical and dental insurance for Mr. Blanford’s immediate family under COBRA, for a period of thirty-six (36) months; and, if death occurs following termination of employment and a timely COBRA election has been made, the Company shall pay such monthly premium costs for a total of thirty-six (36) months, measured from the date of termination and the Company shall also assist Mr. Blanford’s beneficiaries and/or estate to obtain the life insurance death benefit which shall be no less than Mr. Blanford’s base salary provided in his employment agreement.

	Cash Severance Payments		Acceleration of Stock Options(1)	Health and Welfare	280G Excise Tax Gross- Up(2)	Total Termination Payments
Lawrence J. Blanford
• Termination by the Company without cause or by Mr. Blanford for good reason (“Involuntary termination”)	1,732,000		—	17,759	N/A	1,749,759
• Involuntary termination in connection with a change of control	1,600,000		41,710,592	35,463	2,138,781	45,484,836
• Voluntary termination by Mr. Blanford in connection with a change of control	793,102	(3)	41,710,592	17,759	—	42,521,453
• Death	—		—	48,752	—	48,752

(1)	For purposes of valuing the stock options, we assumed that all stock options were cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date.
(2)	In estimating the 280G Excise Tax Gross-Up, we assumed, under special tax rules available for purposes of determining vesting-related amounts attributable to a change in control, that only a portion of the value of the stock options would be taken into account for 280G purposes. For these purposes, we have assumed that option awards made to Mr. Blanford within the twelve months preceding September 24, 2011 should not be treated as having been made in connection with the change of control.
(3)	For purposes of this table, the cash severance payments to Mr. Blanford upon a voluntary termination in connection with a change of control were reduced by $6,898 in accordance with the terms of Mr. Blanford’s employment agreement described above regarding the “golden parachute” excise tax.

Ms. Rathke

Ms. Rathke’s employment agreement uses the following definitions:

“Cause” is defined as: (i) failure to perform and discharge, faithfully, diligently, and to the best of her abilities, the duties and responsibilities set forth in her employment agreement, (ii) conduct that violates a material policy or procedure applicable to or adopted by the Company, (iii) dishonest or unethical conduct which is injurious to the Company, monetarily or otherwise, (iv) willful misconduct or gross negligence that is injurious to the Company, monetarily or otherwise, (v) conviction of a misdemeanor involving moral turpitude or of a felony under the laws of the United States or any state or political subdivision thereof, (vi) continued unauthorized absence from work, or (vii) material breach of any of the provisions of the employment agreement, if such breach is not cured within 30 days after written notice thereof is delivered to Ms. Rathke by the Chief Executive Officer.

“Good Reason” is defined as (i) failure of the Company to continue Ms. Rathke in the position she had prior to the date of a change of control, (ii) diminution in the nature or scope of Ms. Rathke’s responsibilities, duties or authority existing prior to the date of a change of control, or (iii) failure of the Company to provide the base salary, bonus, and benefits and perquisites in accordance with the terms of Ms. Rathke’s employment agreement, as in effect immediately prior to a change of control.

“Change of Control” means, (i) a sale, transfer or other conveyance by the Company of all or substantially all of its assets whereby any person is or becomes beneficial owner, directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the Company’s then outstanding securities (except if such beneficial owner is Mr. Robert P. Stiller or his affiliates, directly or indirectly), (ii) a merger or consolidation by or with the Company in which the Company is not the surviving corporation following such merger or consolidation other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity) 60% or more of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (B) a merger or consolidation affected to implement a recapitalization of the Company (or similar transaction) in which Mr. Robert P. Stiller or his affiliates, directly or indirectly, continues to beneficially own at least 10% or more of the combined voting power of the Company’s then outstanding securities, (iii) the implementation of any plan or proposal for the liquidation or dissolution or other winding up of the Company, or (iv) the failure of Mr. Robert P. Stiller or his affiliates, directly or indirectly, to continue to beneficially own securities of the Company representing 10% or more of the combined voting power of the Company’s then outstanding securities.

In the event the Company terminates Ms. Rathke’s employment for any reason other than cause, the Company is obligated to (i) continue to pay Ms. Rathke salary for 12 months, (ii) pay Ms. Rathke’s otherwise payable annual cash bonus in an amount no less than the preceding year’s annual cash bonus, (iii) continue Ms. Rathke’s participation in the Company’s group medical and dental insurance plans under COBRA at the then existing employee contribution rates, for a period up to 12 months from the date of termination (iv) pay up to $10,000 dollars in outplacement services, and (v) accelerate outstanding equity awards that would have vested within six months of Ms. Rathke’s termination.

In case of a change in control, if Ms. Rathke terminates her employment for good reason within one year of such change in control, she is entitled to a lump sum cash severance payment equal to the greater of:

(i)	an amount equal to 18 months of base salary plus one and a half times her previous year’s annual cash bonus; or

(ii)	an amount equal to Ms. Rathke’s pro rata target annual cash bonus plus 12 months of base salary plus the greater of (A) the average of the annual incentive bonuses paid in cash to Ms. Rathke in the three most recent fiscal years ended prior to the date of her termination of employment or the date of the change in control, if greater or (B) Ms. Rathke’s target annual incentive bonus for the fiscal year in which the change in control occurs.

In addition to the cash severance payments described above, Ms. Rathke is entitled to continued participation in the Company’s group medical and dental insurance plans under COBRA for a period up to 12 months from the date of termination, provided that Ms. Rathke is entitled to continue such participation under applicable law and plan terms, up to $10,000 dollars in outplacement services and acceleration of outstanding equity awards.

	Cash Severance Payments	Acceleration of Stock Options	Health and Welfare	Outplacement Services	Total Termination Payments
Frances G. Rathke
• Termination by the Company without cause	662,610	3,722,826	17,759	10,000	4,413,195
• Termination by Ms. Rathke for good reason in connection with a change in control	850,000	6,239,786	17,759	10,000	7,125,545

(i)	For purpose of valuing the stock options, we assumed that all stock options were cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date.

Ms. Stacy and Messrs. Malovany and McCreary

Ms. Stacy, and Messrs. Malovany and McCreary are participants in the Company’s 2008 Change-in-Control Severance Benefit Plan (the “Change-in-Control Plan”).

The Change-in-Control Plan uses the following definitions:

“Cause” means in the case of any participant, any or any combination of the following: (i) commission by the participant of a crime involving moral turpitude, or of a felony; (ii) gross neglect by the participant of his or her duties (other than as a result of incapacity resulting from physical or mental illness or injury) that continues for thirty (30) days after the Company gives written notice to the participant thereof; or (iii) an act of dishonesty or breach of faith in the conduct by the participant of his or her duties for the Company that is materially injurious to the Company.

“Change in Control” means an event where (a) any person (excluding Robert P. Stiller or members of his family and trusts for their benefit) becomes the beneficial owner, directly or indirectly, of 35% or more of the equity securities of the Company entitled to vote for members of the Board on a fully-diluted basis provided, that if a person becomes the “beneficial owner” of 35% or more but less than 50% of the equity securities of the Company entitled to vote for members of the Board on a fully-diluted basis, no Change in Control shall be deemed to have occurred by reason thereof under this clause (a) if within fifteen (15) days of being advised that such ownership level has been reached, a majority of the incumbent directors then in office adopt a resolution approving the acquisition of that level of securities ownership by such person; (b) there is consummated a reorganization, merger or consolidation involving the Company, or a sale or other disposition of all or substantially all of the assets of the Company (“Business Combination”) unless, following such Business Combination, (i) the persons who were the beneficial owners of the equity securities of the Company entitled to vote for members of the Board beneficially own, directly or indirectly, more than 50% of the equity securities entitled to vote generally in the election of directors (or the equivalent) of the entity resulting from such Business Combination in substantially the same proportions as their ownership immediately prior to such Business Combination of the equity securities of the Company entitled to vote for members of the Board, (ii) no person (excluding any entity resulting from such Business Combination) beneficially owns, directly or indirectly, 35% or more of the equity securities entitled to vote generally in the election of directors (or the equivalent) of the entity resulting from such Business Combination, except to the extent that such ownership existed prior to the Business Combination, and (iii) at least a majority of the members of the board of directors (or the equivalent) resulting from such Business Combination were incumbent directors at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or (c) the shareholders of the Company approve a complete liquidation or dissolution of the Company.

Any of the following constitute “Good Reason”: (a) any action by the Company which results in a material diminution in the participant’s position, authority, duties or responsibilities immediately prior to the Change in Control; provided, however, that any reduction in size or nature of the Company’s business by reason of a sale or transfer of some or all of the business of the Company or any of its subsidiaries or other reduction in its business or that of its subsidiaries, or the fact that the Company shall become a subsidiary of another company or the securities of the Company shall no longer be publicly traded, shall not, in and of itself, constitute Good Reason hereunder; (b) any material reduction in the participant’s rate of annual base salary; (c) any material reduction in the retirement and welfare benefits made available to the participant or any materially adverse change in the terms on which those benefits are made available; or (d) any requirement by the Company that the participant be based at any office or location that is more than 50 miles distant from the participant’s base office or work location immediately prior to the Change in Control.

The Change in Control Plan provides that if a Change of Control occurs and a covered employee’s employment is terminated by the Company without Cause or by the covered employee for Good Reason in the twelve months immediately following, or in the three months immediately prior to, the Change in Control, the covered employee will be entitled to the following payments and benefits:

•

A lump sum payment equal to 12 months of the covered employee’s base salary and the greater of (i) the average of the annual incentive bonuses paid in cash to the covered employee by the Company in the three most recent fiscal years ended prior to the date of the covered employee’s termination or the date of the Change in Control, if greater or (ii) the covered employee’s target annual incentive bonus for the fiscal year in which the Change in Control occurs.

•	A lump sum payment equal to the pro-rata share of the covered employee’s target bonus for the year in which the termination occurs.

•	Full vesting of any stock options or other stock-based award held by the covered employee prior to the Change in Control.

•	Continued health and dental benefits coverage for 12 months following the Change in Control.

If any of these payments or benefits would be subject to the federal excise tax for “excess parachute payments” described in Section 4999 of the Internal Revenue Code, the lump sum cash payments payable to a covered employee will be reduced if such reduction maximizes the covered employee’s total after-tax payments.

No covered employee is eligible to receive benefits payable under the Change in Control Plan if he or she is a party to an employment agreement, severance agreement, change in control agreement or similar agreement with the Company or any of its subsidiaries that provides for payments or benefits in connection with a change of control of the Company unless the covered employee waives his or her rights under such agreement.

Ms. Stacy and Messrs. Malovany and McCreary are also party to employment offer letters, which provide that in the event that Ms. Stacy’s, Mr. Malovany’s or Mr. McCreary’s employment is terminated by the Company for any reason other than willful misconduct or fraud, and in the case of Ms. Stacy, for good reason, the Company is required to pay severance to such officer equal to one year’s salary then in effect, payable over twelve-months. Mr. Malovany and Ms. Stacy are also entitled to continued health and dental benefits coverage for 12 months, and an amount equal to his or her pro rata annual incentive bonus. In addition, Ms. Stacy is entitled to up to $10,000 of outplacement services.

	Cash Severance Payments(1)	Acceleration of Stock Options(2)	Health and Welfare	Outplacement Services	Total Termination Payments
Howard Malovany
• Termination by the Company for any reason other than willful misconduct or fraud	574,263	—	12,799	—	587,062
• Termination without Cause or for Good Reason in the twelve months immediately following, or in the three months immediately prior to, a Change of Control	735,000	8,868,570	12,799	—	9,616,369
Scott McCreary
• Termination by the Company for any reason other than willful misconduct or fraud	370,000	—	—	—	370,000
• Termination without Cause or for Good Reason in the twelve months immediately following, or in the three months immediately prior to, a Change of Control	814,000	5,827,139	17,759	—	6,658,898
Michelle Stacy
• Termination for reason other than cause or good reason	628,630	—	2,422	10,000	641,052
• Termination without Cause or for Good Reason in the twelve months immediately following, or in the three months immediately prior to, a Change of Control	814,000	10,593,107	2,422	—	11,409,529

(1)	In determining whether and, where applicable, the extent to which payments would be subject to the federal excise tax for “excess parachute payments”, we assumed under special tax rules available for purposes of determining vesting-related amounts attributable to a change in control, that only a portion of the value of the stock options would be taken into account for 280G purposes. For these purposes, we also assumed that option awards made to each named executive officer within the twelve months preceding September 24, 2011 should not be treated as having been made in connection with the change in control.
(2)	For purposes of valuing the stock options, we assumed that all stock options were cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date.

Director Compensation

NON-MANAGEMENT DIRECTORS’ COMPENSATION IN FISCAL 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)($)	Option Awards (2)($)	Total ($)	Aggregate Awards Outstanding(3)
Barbara Carlini	—	63,000	74,296	137,296	222,006
Douglas N. Daft	—	54,500	74,296	128,796	9,434
William D. Davis	52,750	37,250	74,296	164,296	73,551
Jules A. del Vecchio	66,000	—	74,296	140,296	182,150
Michael J. Mardy	81,000	—	74,296	155,296	60,900
Hinda Miller	—	59,000	74,296	133,296	156,155
Dave E. Moran	53,000	—	74,296	127,296	172,150
Robert P. Stiller	101,000	—	74,296	175,296	845,829

(1)	Represents value of director fees paid as phantom stock units under the 2002 Deferred Compensation Plan as of September 24, 2011.
(2)	In fiscal 2011, the Company granted non-statutory options with a maximum term of ten years to purchase 2,300 shares each to Messrs. Daft, Davis, del Vecchio, Mardy, Moran and Stiller, and to Mses.Carlini and Miller. All of these options are exercisable at $61.71 per share and are scheduled to vest ratably in four equal annual installments beginning on the first anniversary of the date of grant. The grant date fair value of these options, for each Director, as determined under FASB ASC Topic 718, was $32.30 per share.
(3)	Represents the aggregate number of stock awards and stock option grants outstanding as of September 24, 2011 for each Director.

Director Compensation for Fiscal 2011

Directors who are also employees of the Company do not receive additional compensation for serving as directors. Directors who are not employees of the Company are paid a retainer and are reimbursed for ordinary and necessary travel expenses incurred in connection with attendance at each Board meeting. Committee Chairs, the Lead Director and the Chairman of the Board receive fees in addition to their annual retainer. The Director’s compensation package is set forth below.

Annual Retainer(s) (all Directors)	Director = $35,000 (effective April 1, 2011)

Lead Director, Committee Chairs and Chairman of the Board annual fees in addition to the annual retainer	Lead Director = $15,000 Chairman = $50,000 Committee Chair Audit and Finance = $15,000 Compensation and Org. Dev.= $10,000 Governance and Nominating = $7,000 Corporate Social Responsibility = $7,000

Per Meeting Fee	$2,000 per regular scheduled meetings $1,000 per special meetings

Stock Options

Each Director is granted on or about the date of the Company’s Annual Meeting of Shareholders a stock option valued at two-times the Annual Retainer, using the Company’s derived Black-Scholes value. These options have the same terms as those granted to employees.

During fiscal 2011, Mses. Carlini and Miller and Mr. Daft participated in the Company’s 2002 Deferred Compensation Plan, deferring 100% of all retainer and fees that would otherwise have been received in fiscal 2011 and Mr. Davis participated deferring 75% of all such retainer and fees.

Director Ownership Guidelines. In 2008 your Board established ownership guidelines for directors which suggest stock holdings valued at a minimum of three times the then annual retainer (currently $35,000). Each Director then on the Board was given five years in which to meet the guideline, and any new Director would have five years from the beginning of their term to meet the guideline. Currently, all Directors either satisfy the guideline or are still within the grace period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,902,944	$10.13	7,976,498
Equity compensation plans not approved by security holders(2)	1,240,283	$7.17	—

Total	8,143,227	$9.68	7,976,498

(1)	Includes the 1993 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Stock Option Plan, the 2006 Incentive Plan, the 2002 Deferred Compensation Plan and the Green Mountain Coffee Roasters, Inc. Amended and Restated Employee Stock Purchase Plan. See Note 15, Employee Compensation Plans, of the Consolidated Financial Statements included in the Company’s 2011 Annual Report as filed with the SEC on November 14, 2011.
(2)	Includes compensation plans assumed in the Keurig acquisition and inducement grants to Lawrence Blanford, Gérard Geoffrion, Linda Longo-Kazanova, Howard Malovany, Michelle Stacy and Sylvain Toutant. See Note 15, Employee Compensation Plans, of the Company’s 2011 Annual Report as filed with the SEC on November 14, 2011.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of January 17, 2012 for (1) each person known by the Company to own beneficially 5% or more of the outstanding shares of its common stock, (2) each of the Company’s directors and nominees, (3) each named executive officer and (4) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Stock Options Exercisable within 60 days of 1/17/12	Percent Ownership of Common Stock Outstanding

Lawrence J. Blanford(1)	61,796	946,991	less than 1%

Barbara D. Carlini(2)	—	214,896	less than 1%

Douglas Daft(3)	4,000	5,853	less than 1%

William D. Davis(4)	1,010,888	45,198	less than 1%

Jules A. del Vecchio	240,719	174,650	less than 1%

Michael Mardy	5,500	53,400	less than 1%

Hinda Miller(5)	88,452	149,138	less than 1%

David E. Moran	2,680	163,150	less than 1%

Robert P. Stiller(6)	15,997,209	815,343	10.6%

Howard Malovany(13)	7,702	50,575	less than 1%

R. Scott McCreary(7)	153,198	545,786	less than 1%

Frances G. Rathke(8)	108,754	478,961	less than 1%

Michelle Stacy(14)	2,652	65,350	less than 1%

Wellington Management Company(9)	10,941,096	—	7.1%
75 State Street
Boston, MA 02109

FMR LLC(10)	19,241,202	—	12.4%
82 Devonshire Street
Boston, MA 02109

Luigi Lavazza S. p.A.(11) Corso Novara, 59 10154 Torino Italy	9,174,991	—	5.9%

All directors and executive officers as a group (17 persons)(12)	17,697,340	3,894,527	13.6%

(1)	Includes 267 shares of common stock which have been allocated to an account established for Mr. Blanford pursuant to the Company’s employee stock ownership plan (“ESOP”) and over which he exercises sole voting power.

(2)	Includes 26,746 phantom stock units earned under the 2002 deferred compensation plan.

(3)	Includes 2,878 phantom stock units earned under the 2002 deferred compensation plan.

(4)	Includes 33,898 phantom stock units earned under the 2002 deferred compensation plan. Also includes 42,201 shares held by Mr. Davis’ spouse.

(5)	Includes 24,238 phantom stock units earned under the 2002 deferred compensation plan.

(6)	Includes an aggregate of 1,591,245 shares of common stock held in Trusts for the benefit of Mr. Stiller’s relatives, over which he has no power to vote; 12,548,933 shares that are held in margin accounts or pledged as collateral to various financial institutions as security for one or more loans; 1,849,552 shares over which he has sole investment and voting power; and 7,479 shares from the Company’s Employee Stock Ownership Plan and over which Mr. Stiller has the sole power to vote.

(7)	Includes 889 shares of common stock which have been allocated to an account established for Mr. McCreary pursuant to the ESOP and over which he exercises sole voting power.

(8)	Includes 1,477 shares of common stock which have been allocated to an account established for Ms. Rathke pursuant to the ESOP and over which she exercises sole voting power.

(9)	This information is based solely upon a review of the Schedule 13F reports or amendments filed with the SEC with respect to holdings of the common stock of Green Mountain Coffee Roasters, Inc. as of September 30, 2011. The Company assumes no responsibility with respect to such information.

(10)	This information is based solely upon a review of the Schedule 13F reports or amendments filed with the SEC with respect to holdings of the common stock of Green Mountain Coffee Roasters, Inc. as of September 30, 2011. The Company assumes no responsibility with respect to such information.

(11)	This information is based solely upon a review of the Schedule 13D reports or amendments filed with the SEC with respect to holdings of the common stock of Green Mountain Coffee Roasters, Inc. as of May 9, 2011. The Company assumes no responsibility with respect to such information.

(12)	Includes an aggregate of 87,760 phantom stock units earned under the 2002 deferred compensation plan. Also includes 17,730 shares of common stock which have been allocated to accounts established for officers of the Company pursuant to the ESOP.

(13)	Includes 111 shares of common stock which have been allocated to an account established for Mr. Malovany pursuant to the ESOP and over which he exercises sole voting power

(14)	Includes 111 shares of common stock which have been allocated to an account established for Ms. Stacy pursuant to the ESOP and over which she exercises sole voting power

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Audit Committee is responsible for reviewing, approving or ratifying all material transactions between us and any related person. Related persons can include any of our directors or executive officers, certain of our shareholders, and any of their immediate family members. This obligation is set forth in our Audit and Finance Committee Charter. Although we do not have a formal written policy with respect to our Audit Committee’s policies and procedures for reviewing related party transactions, in evaluating such transactions, the Audit Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the board and as individual directors. In any transaction involving a related party, our Audit Committee considers all available material facts and circumstances of the transaction, including: (i) the direct and indirect interests of the related party; (ii) if the related party is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact such transaction would have on the director’s independence; (iii) the risks, costs and benefits to us; and (iv) whether any alternative transactions for comparable purposes are available. Our Audit Committee then makes a determination as to whether the proposed terms of the transaction are in the best interests of the Company and otherwise consistent with arm’s length dealings with unrelated third-parties.

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Robert P. Stiller, the Company’s current Chairman of the Board. During fiscal years 2011, 2010, and 2009, the Company was billed a total of $0.7 million, $0.4 million, and $0.2 million, respectively, by Heritage Flight for travel services provided to various employees of the Company. The use of Heritage Flight services was reviewed and approved by the Audit Committee in accordance with our policy set forth above.

Director Independence

At the Board’s meeting in September 2011, the Board determined that all of our Directors, except Messrs. Blanford and Stiller, are independent as required by the NASDAQ listing rules. In addition, under applicable rules and regulations, and as determined by the Board, all of the members of the Audit and Finance, Compensation and Organizational Development, and Governance and Nominating committees are “independent” directors as “independence” is defined by the NASDAQ listing rules. During fiscal 2011, the independent directors met 5 times in executive session in which no other directors were present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for fiscal year 2011. Fees (including reimbursements for out-of-pocket expenses) paid to PricewaterhouseCoopers LLP for services in fiscal 2010 and 2011 were as follows:

	2010		2011
Audit Fees	$2,572,494	(1)	$3,142,977	(4)
Audit-Related Fees	350,000	(2)	—
Tax Fees(3)	626,223		57,950
All Other Fees	—		—

(1)	Includes certain work related to the acquisition by the Company of Timothy’s Coffee of the World, Inc., Diedrich Coffee, Inc. and Van Houtte Holding Company Inc. as well as audit work performed in conjunction with the restatement of the Company’s financial statements.

(2)	Includes fees with respect to due diligence work in conjunction with the Timothy’s Coffee of the World, Inc., Diedrich Coffee, Inc. and Van Houtte Holding Company Inc acquisitions.
(3)	Includes tax work related primarily to the acquisition of Van Houtte Holding Company Inc.
(4)	Includes fees with respect to purchase accounting works related to the Company’s acquisition of Van Houtte Holding Company Inc.

The above amounts relate to services provided in the indicated fiscal years, irrespective of when they were billed. The Audit Committee considered the compatibility of non-audit services by PricewaterhouseCoopers LLP with the maintenance of that firm’s independence and determined, in each case, that at all times, PricewaterhouseCoopers remained independent.

The Audit Committee approves all engagements of the independent registered public accounting firm in advance including approval of the related fees. The Audit Committee approves an annual budget (and may from time to time approve amendments), which specifies projects and the approved levels of fees for each. To the extent that items are not covered in the annual budget or fees exceed the budget, management must have them approved by the Audit Committee or, if necessary between Committee meetings, by the Audit Committee chairman on behalf of the Committee. Projects of the types approved for which fees total less than $50,000 in each case may be approved by the Chair of the Audit Committee, subject to review and approval by the Audit Committee at its next meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Title
3.1	Restated Certificate of Incorporation dated November 10, 2011.*

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*

3.3	Certificate of Merger (incorporated by reference to Exhibit 3.3 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 2003).*

4.1	Amended and Restated Credit Agreement dated as of June 9, 2011 among Green Mountain Coffee Roasters, Inc., Bank of America, N.A., and the other lender parties thereto (incorporated by reference to Exhibit 4.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 25, 2011).*

10.1	Amended and Restated Lease Agreement, dated November 6, 2007 between Pilgrim Partnership L.L.C. and Green Mountain Coffee, Inc. (incorporated by reference to Exhibit 10.1 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2007).*

10.2	Green Mountain Coffee Roasters, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).*(†)

10.3	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 18, 1999).*(†)

(a) Form of Stock Option Agreement.*(†)

10.4	Employment Agreement of Stephen J. Sabol dated as of July 1, 1993 (incorporated by reference to Exhibit 10.41 in the Registration Statement on Form SB-2 (Registration No. 33-66646) filed on July 28, 1993, and declared effective on September 21, 1993).*(†)

10.5	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*(†)

(a) Form of Stock Option Agreement*(†)

10.6	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Plan. (incorporated by reference to Exhibit 10.6 in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009).*

10.6.1	Amendment to Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Plan. (incorporated by reference to Exhibit 10.6.1 in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009).*

10.7	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*

10.8	Loan Agreement by and between the Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).*

10.9	2002 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*(†)

Exhibit No.	Exhibit Title

10.10	Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*(†)

10.11	Letter from Green Mountain Coffee Roasters, Inc. to Frances G. Rathke re: Deferred Compensation Agreement dated as December 7, 2006 (incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*(†)

10.12	Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated by reference to Exhibit 10.21 in Annual Report on Form 10-K for the fiscal year ended September 24, 2005).*

10.13

Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2010).*(†)

(a) Form of Stock Option Agreement*(†)

10.14	Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 22, 2006).*(†)

10.15	Keurig, Incorporated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on June 22, 2006).*(†)

10.16	Employment Agreement dated May 3, 2007 between Green Mountain Coffee Roasters, Inc. and Lawrence J. Blanford (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended September 28, 2007).*(†)

10.17	Lease Agreement dated August 16, 2007 between Keurig, Incorporated and Brookview Investments, LLC. (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 28, 2007).*

10.18	2008 Change-In-Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).*

10.19	Green Mountain Coffee Roasters, Inc. Senior Executive Officer Short Term Incentive Compensation Plan (incorporated by reference to Appendix D of the Definitive Proxy Statement for the March 13, 2008 Annual Meeting of Stockholders).*(†)

10.20	Agreement of Sale dated June 2, 2008 by and between MS Plant, LLC and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).*

10.21	Settlement and License Agreement dated October 23, 2008 by and between Keurig, Incorporated and Kraft Foods Inc., Kraft Foods Global Inc., and Tassimo Corporation (incorporated by reference to Exhibit 10.27 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*

10.22	Letter from Green Mountain Coffee Roasters, Inc. to Scott McCreary re: Offer Letter dated as September 10, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 27, 2008).*(†)

10.23	Letter from Green Mountain Coffee Roasters, Inc. to Howard Malovany re: Offer Letter dated as January 8, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*(†)

10.24	Letter from Green Mountain Coffee Roasters, Inc. to Michelle Stacy re: Offer Letter dated as March 16, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*(†)

Exhibit No.	Exhibit Title

10.25	Letter from Green Mountain Coffee Roasters, Inc. to Scott McCreary re: Letter Amendment dated as December 29, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*(†)

10.26	Letter from Green Mountain Coffee Roasters, Inc. to Steve Sabol re: Letter Amendment dated as December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*(†)

10.27	Share Purchase Agreement dated November 13, 2009 by and between Timothy’s Coffees of the World, Inc., World Coffee Group S.á.r.l., Green Mountain Coffee Roasters, Inc. and Timothy’s Acquisition Corporation (incorporated by reference to Exhibit 2.1 on Form 8-K filed on November 13, 2009).*

10.28	Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2010).*

10.29	Registration Rights Agreement dated September 28, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.29 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).*

10.30	Form of Indemnification Agreement dated August 10, 2010 by and between the Directors of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.30 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).*

10.31	Form of Indemnification Agreement dated August 10, 2010 by and between the Executive Officers of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.31 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).*

10.32	Share Purchase Agreement dated September 14, 2010 by and between LJVH S.á.r.l., Fonds de solidarité des Travailleurs du Québec (F.T.Q.), LJ Coffee Agent, LLC, Green Mountain Coffee Roasters, Inc., and SSR Acquisition Corporation (incorporated by reference to Exhibit 10.32 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).*

10.33	Common Stock Purchase Agreement dated May 6, 2011 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters. Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 6, 2011).*

10.34	Amendment dated May 18, 2011 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc.*

10.35	Letter from Green Mountain Coffee Roasters, Inc. to Stephen L. Gibbs re: Offer Letter dated as July 20, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 22, 2011).*(†)

21.	Subsidiary List.*

23.	Consent of PricewaterhouseCoopers LLP.*

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.4	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Exhibit Title

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.*

†	Management contract or compensatory plan.

*	Previously filed.

**	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

By: /s/ Frances G. Rathke
Frances G. Rathke
Chief Financial Officer

January 20, 2012

Exhibit List

Exhibit No.	Exhibit Title

31.3	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.