Form 10-Q
period 2011-12-24
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2012-02-01
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 24, 2011

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

As of January 26, 2012, 154,854,881 shares of common stock of the registrant were outstanding.

Part I.  Financial Information

Item 1.  Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Balance Sheets
(Dollars in thousands)

	December 24, 2011	September 24, 2011
Assets
Current assets:
Cash and cash equivalents	$84,111	$12,989
Restricted cash and cash equivalents	9,087	27,523
Receivables, less uncollectible accounts and return allowances of $58,956 and $21,407 at December 24, 2011 and September 24, 2011, respectively	412,464	310,321
Inventories	606,679	672,248
Income taxes receivable	1,645	18,258
Other current assets	33,848	28,072
Deferred income taxes, net	35,675	36,231
Current assets held for sale	—	25,885
Total current assets	1,183,509	1,131,527

Fixed assets, net	674,764	579,219
Intangibles, net	520,820	529,494
Goodwill	792,700	789,305
Other long-term assets	46,464	47,759
Long-term assets held for sale	—	120,583

Total assets	$3,218,257	$3,197,887

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,343	$6,669
Accounts payable	247,505	265,511
Accrued compensation costs	29,744	43,260
Accrued expenses	133,710	92,120
Income tax payable	39,081	9,617
Deferred income taxes, net	245	243
Other current liabilities	33,064	34,613
Current liabilities related to assets held for sale	—	19,341
Total current liabilities	491,692	471,374

Long-term debt	471,344	575,969
Deferred income taxes, net	196,049	189,637
Other long-term liabilities	18,082	27,184
Long-term liabilities related to assets held for sale	—	474

Commitments and contingencies

Redeemable noncontrolling interests	10,908	21,034

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 200,000,000 shares; Issued and outstanding - 154,769,830 and 154,466,463 shares at December 24, 2011 and September 24, 2011, respectively	15,477	15,447
Additional paid-in capital	1,507,912	1,499,616
Retained earnings	516,247	411,727
Accumulated other comprehensive loss	(9,454)	(14,575)
Total stockholders’ equity	$2,030,182	$1,912,215

Total liabilities and stockholders’ equity	$3,218,257	$3,197,887

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Thirteen weeks ended December 24, 2011	Thirteen weeks ended December 25, 2010
Net sales	$1,158,216	$574,148
Cost of sales	821,612	430,548
Gross profit	336,604	143,600

Selling and operating expenses	141,358	78,289
General and administrative expenses	49,408	42,031
Operating income	145,838	23,280

Other income (expense), net	691	88
Loss on financial instruments, net	(1,134)	(6,342)
Gain on foreign currency, net	2,686	1,579
Gain on sale of subsidiary	26,311	—
Interest expense	(6,463)	(6,058)
Income before income taxes	167,929	12,547

Income tax expense	(63,247)	(10,098)
Net Income	$104,682	$2,449

Net income attributable to noncontrolling interests	268	37

Net income attributable to GMCR	$104,414	$2,412

Basic income per share:
Basic weighted average shares outstanding	154,704,471	141,374,327
Net income per common share - basic	$0.67	$0.02

Diluted income per share:
Diluted weighted average shares outstanding	159,367,829	147,036,072
Net income per common share - diluted	$0.66	$0.02

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Thirteen weeks ended December 24, 2011	Thirteen weeks ended December 25, 2010
Net income	$104,682	$2,449
Other comprehensive income, net of tax:
Deferred gain on derivatives designated as cash flow hedges, net of tax provision of $0.5 million and $0.3 million, respectively	674	385
Loss on derivatives designated as cash flow hedges reclassified to net income, net of tax benefit of $0.1 million	148	—
Foreign currency translation adjustment	4,391	3,196
Other comprehensive gain	5,213	3,581
Total comprehensive income	109,895	6,030
Total comprehensive income attributable to redeemable noncontrolling interests, net of tax	360	98
Total comprehensive income attributable to GMCR	$109,535	$5,932

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Redeemable Noncontrolling Interests And Stockholders’ Equity

For the Period Ended December 24, 2011 (Dollars in thousands)

	Equity Attributable			Additional		Accumulated
	to Redeemable	Common stock		paid-in	Retained	other	Stockholders’
	Noncontrolling Interests	Shares	Amount	capital	earnings	comprehensive loss	Equity
Balance at September 24, 2011	$21,034	154,466,463	$15,447	$1,499,616	$411,727	$(14,575)	$1,912,215
Options exercised	—	303,367	30	781	—	—	811
Stock compensation expense	—	—	—	3,516	—	—	3,516
Tax benefit from exercise of options	—	—	—	3,909	—	—	3,909
Deferred compensation expense	—	—	—	90	—	—	90
Disposition of noncontrolling interests	(10,331)	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	(106)	—	—	—	106	—	106
Cash distributions	(49)	—	—	—	—	—	—
Other comprehensive income, net of tax	92	—	—	—	—	5,121	5,121
Net income	268	—	—	—	104,414	—	104,414
Balance at December 24, 2011	$10,908	154,769,830	$15,477	$1,507,912	$516,247	$(9,454)	$2,030,182

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen	Thirteen
	weeks ended	weeks ended
	December 24,	December 25,
	2011	2010
Cash flows from operating activities:
Net income	$104,682	$2,449
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	25,611	11,995
Amortization of intangibles	11,453	6,136
Amortization deferred financing fees	1,513	409
Loss on extinguishment of debt	—	2,555
Unrealized gain of foreign currency	(2,050)	(1,473)
Loss on disposal of fixed assets	232	34
Gain on sale of subsidiary	(26,311)	—
Provision for doubtful accounts	1,422	384
Provision for sales returns	54,630	27,521
Unrealized loss on financial instruments, net	1,383	3,148
Excess tax benefits from equity-based compensation plans	(3,908)	(914)
Deferred income taxes	5,636	2,487
Deferred compensation and stock compensation	3,606	2,261
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(155,553)	(52,099)
Inventories	67,048	30,030
Income tax receivable/payable, net	49,953	6,637
Other current assets	(5,952)	2,183
Other long-term assets, net	(365)	(16,615)
Accounts payable	(25,535)	2,335
Accrued compensation costs	(13,295)	(15,257)
Accrued expenses	40,868	20,937
Other current liabilities	(144)	(2,045)
Other long-term liabilities	(225)	16,631
Net cash provided by operating activities	134,699	49,729

Cash flows from investing activities:
Change in restricted cash	581	117
Proceeds from notes receivable	202	42
Acquisition of LJVH Holdings, Inc. (Van Houtte), net of cash acquired	—	(907,835)
Proceeds from sale of subsidiary, net of cash transferred	142,566	—
Capital expenditures for fixed assets	(101,848)	(47,506)
Proceeds from disposal of fixed assets	166	21
Net cash provided by (used in) investing activities	41,667	(955,161)

Cash flows from financing activities:
Net change in revolving line of credit	(113,074)	288,095
Proceeds from issuance of common stock under compensation plans	811	411
Proceeds from issuance of common stock for private placement	—	249,524
Cash distributions to redeemable noncontrolling interests shareholders	(49)	—
Excess tax benefits from equity-based compensation plans	3,908	914
Principal payments under capital lease obligations	(622)	(2)
Proceeds from borrowings of long-term debt	—	794,500
Deferred financing fees	—	(41,438)
Repayment of long-term debt	(1,616)	(354,544)
Net cash (used in) provided by financing activities	(110,642)	937,460

Change in cash balances included in current assets held for sale	5,160	(3,638)

Effect of exchange rate changes on cash and cash equivalents	238	162

Net increase in cash and cash equivalents	71,122	28,552
Cash and cash equivalents at beginning of period	12,989	4,401
Cash and cash equivalents at end of period	$84,111	$32,953

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$33,463	$11,676

Non cash financing and investing activities:
Equipment acquired under capital lease obligations/vendor notes	$10,974	$—

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included.  Results from operations for the thirteen week period ended December 24, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2012.

The September 24, 2011 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 24, 2011. Throughout this presentation, we refer to the consolidated company as the “Company” and, unless otherwise noted, the information provided is on a consolidated basis.

The Company has revised the classification of certain information presented in its fiscal 2011 audited consolidated financial statements to conform to its fiscal 2012 presentation.

The Unaudited Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the thirteen weeks ended December 25, 2010 have been retrospectively adjusted for the finalization of the Van Houtte valuation and purchase price allocation.

The Company has revised its presentation of the line items for gains and losses on foreign currency and gains and losses on financial instruments in the cash flows from operating activities section of the Unaudited Consolidated Statement of Cash Flows.  In the Company’s Form 10-Q for the thirteen weeks ended December 25, 2010 (the “Q1’11 Form 10-Q”), the Company reported both realized and unrealized gains and losses on foreign currency transactions and financial instruments to reconcile net income to net cash provided by operating activities.  As previously disclosed, only unrealized gains and losses should be reflected as an adjustment to reconcile net income to net cash provided by operating activities.  The adjustment for realized gains and losses resulted in a corresponding adjustment to changes in working capital items; accounts payable, other current assets and other current liabilities. The changes in presentation had no impact on consolidated net cash provided by operating activities.

In addition, in the Unaudited Consolidated Statement of Cash Flows, the Company revised the presentation of the write-off of $2.6 million in deferred financing fees related to the extinguishment of debt on its former credit facility, which was previously classified in the line item Amortization of deferred financing fees in the Q1’11 Form 10-Q to the line item Loss on extinguishment of debt to be consistent with the current presentation. The change in presentation had no impact on net cash provided by operating activities.

2.     Acquisitions and Divestitures

Fiscal Year 2012

On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or “Filterfresh” business were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.6 million in cash. Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale, resulting in a net cash inflow related to the Filterfresh sale of $142.6 million, net of transaction costs of $2.6 million.  The purchase agreement contained a covenant whereby the Company was required to re-pay a portion of the proceeds received from ARAMARK in the event of certain conditions. Subsequent to December 24, 2011, the contingency was settled under which the Company paid ARAMARK $7.4 million, which adjusted the purchase price to $142.2 million. The Company recorded a liability of $7.4 million and recognized a gain on the sale of $26.3 million for the thirteen weeks ended December 24, 2011. Filterfresh was included in the CBU segment.

As of September 24, 2011, all the assets and liabilities relating to the Filterfresh business were reported in the Consolidated Balance Sheets as assets and liabilities held-for-sale.

Filterfresh revenues and net income included in the Company’s consolidated statement of operations for the thirteen weeks ended December 24, 2011 and December 25, 2010 were as follows (dollars in thousands, except per share data):

	For the period September 25, 2011 through October 3, 2011 (date of sale)	For the period December 17, 2010 (date of acquisition) through December 25, 2010
Net sales	$2,286	$2,438

Net income	$229	$332
Less income attributable to noncontrolling interests	$20	$27
Net income attributable to GMCR	$209	$305

Diluted net income per share	$0.00	$0.00

After the disposition, the Company continues to sell coffee and brewers to Filterfresh, which prior to the sale of Filterfresh have been eliminated and are not reflected in the Consolidated Statement of Operations.  For the thirteen weeks ended December 24, 2011 the Company’s sales to Filterfresh during the period September 25, 2011 through October 3, 2011 (date of sale) that have been eliminated in consolidation were $0.6 million. For the thirteen weeks ended December 25, 2010, the Company’s sales to Filterfresh during the period December 17, 2010 (date of acquisition) through December 25, 2010 that have been eliminated in consolidation were $0.7 million.

Fiscal Year 2011

On December 17, 2010, the Company acquired all of the outstanding capital stock of LJVH Holdings, Inc. (“LJVH” and together with its subsidiaries, “Van Houtte”), a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and a new $1,450.0 million credit facility. Van Houtte’s functional currency is the Canadian dollar.  Van Houtte operations are included in the CBU segment.

Van Houtte specializes in sourcing, producing, and selling coffees in a variety of packaging formats, including K-Cup® packs, and whose brands include Van Houtte®, Brûlerie St. Denis®, Brûlerie Mont-Royal® and Orient Express® and its licensed Bigelow® and Wolfgang Puck® brands.

At the time of the acquisition, the Company accounted for all the assets relating to the Filterfresh business as held-for-sale.

The Company finalized the valuation and purchase price allocation for Van Houtte during the third quarter of fiscal 2011.  The Van Houtte acquisition was accounted for under the acquisition method of accounting. The total purchase price was USD $907.8 million, net of cash acquired.  The total purchase price was allocated to Van Houtte’s net tangible assets and identifiable intangible assets based on their estimated fair values as of December 17, 2010.  The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. The allocation of the purchase price is based upon a valuation using management’s estimates and assumptions.  The table below represents the allocation of the purchase price to the acquired net assets of Van Houtte (in thousands):

		Van Houtte	Filterfresh
		Canadian	Assets Held
	Total	Operations	For Sale
Restricted cash	$500	$500	$—
Accounts receivable	61,130	47,554	13,576
Inventories	42,958	36,691	6,267
Income taxes receivable	2,260	2,190	70
Deferred income taxes	4,903	3,577	1,326
Other current assets	5,047	4,453	594
Fixed assets	143,928	110,622	33,306
Intangible assets	375,099	355,549	19,550
Goodwill	472,331	409,493	62,838
Other long-term assets	1,577	962	615
Accounts payable and accrued expenses	(54,502)	(46,831)	(7,671)
Other short-term liabilities	(4,330)	(3,404)	(926)
Income taxes payable	(1,496)	(1,496)	—
Deferred income taxes	(117,086)	(104,866)	(12,220)
Notes payable	(2,914)	(1,770)	(1,144)
Other long-term liabilities	(2,452)	(1,683)	(769)
Non-controlling interests	(19,118)	(9,529)	(9,589)

	$907,835	$802,012	$105,823

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

An income approach, specifically the DCF method, was used to value the noncontrolling interests.

Amortizable intangible assets acquired, valued at the date of acquisition, include approximately $263.1 million for customer relationships, $10.9 million for trademarks and trade names, $1.4 million for franchises and $0.3 million for technology.  Indefinite-lived intangible assets acquired include approximately $99.4 million for the Van Houtte trademark which is not amortized.  The definite lived intangible assets classified as held-for-sale are not amortized and approximated $19.5 million. Amortizable intangible assets are amortized on a straight-line basis over their respective useful live, and the weighted-average amortization period is 10.8 years.

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

At December 24, 2011, after releasing approximately $17.6 million of the purchase price from escrow in December, approximately $9.0 million of the purchase price is held in escrow and is included in restricted cash with the corresponding amount in other current liabilities.

The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended December 24, 2011, the Van Houtte acquisition resulted in an additional $111.9 million of consolidated revenue and $13.5 million of consolidated income before income taxes. For the thirteen weeks ended December 25, 2010, the Van Houtte acquisition resulted in an additional $8.8 million of consolidated revenue and $1.5 million of consolidated loss before income taxes.

Supplemental Pro Forma Information

The following information reflects the Company’s acquisitions as if the transactions had occurred as of the beginning of the Company’s fiscal 2011. The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select unaudited consolidated pro forma data (dollars in thousands except per share data):

Thirteen
weeks ended
December 25,
2010
Unaudited Consolidated proforma revenue	$689,911
Unaudited Consolidated proforma net income	$6,728
Unaudited Consolidated proforma diluted earnings per common share	$0.05

3.              Segment Reporting

The Company manages its operations through three business segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”).

SCBU sources, produces and sells coffee, hot cocoa, teas and other beverages, to be prepared hot or cold, in K-Cup® packs and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs. These varieties are sold to supermarkets, club stores and convenience stores, restaurants and hospitality, office coffee distributors and also directly to consumers in the United States. In addition, SCBU sells the Keurig® Single Cup Brewing system and other accessories to supermarkets and directly to consumers.

KBU targets its premium patented single-cup brewing systems for use both at-home (“AH”) and away-from-home (“AFH”), in the United States. KBU sells AH single-cup brewers, accessories and coffee, tea, cocoa and other beverages in K-Cup® packs produced mainly by SCBU and CBU primarily to retailers, department stores and mass merchandisers principally processing its sales orders through fulfillment entities for the AH channels. KBU sells AFH single-cup brewers to distributors for use in offices. KBU also sells AH brewers, a limited number of AFH brewers and K-Cup® packs directly to consumers. KBU earns royalty income from K-Cup® packs when shipped by its third party licensed roasters, except for shipments of K-Cup® packs to KBU, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by KBU. In addition, through the second quarter of fiscal 2011, KBU earned royalty income from K-Cup® packs when shipped by SCBU and CBU.

CBU sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® packs, and coffee in more traditional packaging such as bags, cans and fractional packs, and under a variety of brands.  The varieties are sold primarily to supermarkets, club stores and, through office coffee services to offices, convenience stores and restaurants throughout Canada. CBU began selling the Keurig® Single Cup Brewing system, accessories and coffee, tea, cocoa, and other beverages in K-Cup® packs to retailers, department stores and mass merchandisers in Canada for the AH channels in the first quarter of 2012.  CBU also manufactures brewing equipment and is responsible for all the Company coffee brand sales in the grocery channel in Canada.  The CBU segment included the Van Houtte U.S. Coffee Service business (“Filterfresh”) through October 3, 2011, the date of sale (see Note 2, Acquisitions and Divestitures).

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

Expenses related to certain centralized administrative functions including Accounting and Information System Technology are allocated to the operating segments. Expenses not specifically related to an operating segment are recorded in the “Corporate” segment.

Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors. Corporate assets include primarily cash, short-term investments, deferred tax assets, income tax receivable, certain notes receivable eliminated in consolidation, deferred issuance costs and fixed assets. Corporate total assets as of December 25, 2010 have been revised to include deferred issuance costs and fixed assets, which were previously included in the SCBU segment, to reflect the current presentation. Goodwill and intangibles related to acquisitions are included in their respective segments.

The Company analyzes its business and records net sales on a segment basis and eliminates intersegment sales as part of its financial consolidation process.

Effective with the beginning of the Company’s third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of K-Cup® packs, thus removing the need to eliminate royalty income during the financial consolidation process.  Prior to the third quarter of fiscal 2011, the Company recorded intersegment sales and purchases of brewer and K-Cup® packs at a markup.  During the third quarter of fiscal 2011, the Company unified the standard costs of brewer and K-Cup® pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® packs at new unified standard costs. This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.

As a result of the unification of the standard costs of brewers and K-Cup® packs during the third quarter of fiscal 2011, the Company’s segment inventories were revalued and an adjustment was recorded by the respective segments which resulted in an increase in cost of sales and a decrease in inventories. This adjustment was offset with the reversal of the elimination of intersegment markup in inventories in the consolidation process resulting in no impact to the Company’s consolidated results.

The above changes were not retrospectively applied.

Effective with the beginning of fiscal year 2012, the Company changed its organizational structure to align certain portions of its business by geography. Prior to fiscal 2012, sales and operations associated with the Timothy’s brand was included in the SCBU segment and a portion of the AH single-cup business with retailers in Canada was included in the KBU segment.  Under the new structure, Timothy’s and all of the AH single-cup business with retailers in Canada are included in the CBU segment. This resulted in a re-assignment of goodwill of $17.1 million from the SCBU segment to the CBU segment using a relative fair value approach.  In addition, effective September 25, 2011, K-Cup® pack and brewer inventories are now transferred directly between SCBU and KBU.  Intersegment sales are no longer transacted between SCBU and KBU.

The following tables summarize selected financial data for segment disclosures for the thirteen weeks ended December 24, 2011 and December 25, 2010. Selected financial data for segment disclosures for the thirteen weeks ended December 25, 2010 have been recast to reflect Timothy’s and the AH single-cup business with retailers in Canada in the CBU segment.

	For the thirteen weeks ended December 24, 2011
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$368,587	$601,470	$188,159	$—	$—	$1,158,216
Intersegment sales	$3,960	$2,917	$33,691	$—	$(40,568)	$—
Net sales	$372,547	$604,387	$221,850	$—	$(40,568)	$1,158,216

Income before taxes	$84,321	$43,405	$61,748	$(21,545)	$—	$167,929

Total assets	$1,284,844	$678,418	$1,143,142	$591,055	$(479,202)	$3,218,257

Stock compensation	$1,115	$770	$325	$1,306	$—	$3,516

Interest expense	$—	$—	$—	$6,463	$—	$6,463

Property additions	$87,429	$7,053	$17,135	$9,112	$—	$120,729

Depreciation and amortization	$16,073	$3,096	$13,720	$4,175	$—	$37,064

	For the thirteen weeks ended December 25, 2010
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$199,594	$326,115	$48,439	$—	$—	$574,148
Intersegment sales	$123,729	$68,653	$15,987	$—	$(208,369)	$—
Net sales	$323,323	$394,768	$64,426	$—	$(208,369)	$574,148

Income before taxes	$52,716	$(1,093)	$4,976	$(36,020)	$(8,032)	$12,547

Total assets	$891,742	$396,434	$1,274,226	$535,008	$(495,199)	$2,602,211

Stock compensation	$719	$501	$19	$961	$—	$2,200

Interest expense	$—	$—	$—	$6,058	$—	$6,058

Property additions	$21,345	$5,083	$1,279	$9,942	$—	$37,649

Depreciation and amortization	$9,823	$2,263	$3,411	$2,634	$—	$18,131

4.              Inventories

Inventories consisted of the following (in thousands):

	December 24, 2011	September 24, 2011
Raw materials and supplies	$241,129	$182,811
Finished goods	365,550	489,437
	$606,679	$672,248

Inventory values above are presented net of $10.5 million and $5.6 million of obsolescence adjustments at December 24, 2011 and September 24, 2011, respectively.

At December 24, 2011, the Company had approximately $477.5 million in green coffee purchase commitments, of which approximately 80% had a fixed price. These commitments primarily extend through fiscal 2013. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $2.29 per pound at December 24, 2011. In addition to its green coffee commitments, the Company had approximately $164.0 million in fixed price brewer inventory purchase commitments and $633.6 million in production raw materials commitments at December 24, 2011. The

Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

At December 24, 2011, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
Remainder of 2012	$724,143
2013	101,957
2014	93,005
2015	93,979
2016	97,303
Thereafter	164,689
$1,275,076

5.                          Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in	December 24,	September 24,
	Years	2011	2011
Production equipment	1-15	$376,181	$314,149
Coffee service equipment	3-7	56,498	53,319
Computer equipment and software	1-6	87,814	78,377
Land	Indefinite	9,644	8,790
Building and building improvements	4-30	60,279	54,648
Furniture and fixtures	1-15	22,771	21,619
Vehicles	4-5	8,398	7,860
Leasehold improvements	1-20 or remaining life of lease, whichever is less	27,973	35,496
Assets acquired under capital leases	5	9,847	—
Construction-in-progress		182,235	147,860

Total fixed assets		$841,640	$722,118

Accumulated depreciation		(166,876)	(142,899)
		$674,764	$579,219

Assets acquired under capital leases, net of accumulated depreciation, were $8.9 million at December 24, 2011.

Total depreciation and amortization expense relating to all fixed assets was $25.6 million and $12.0 million for the thirteen weeks ended December 24, 2011 and December 25, 2010, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use. All assets classified as construction-in-progress on December 24, 2011 are expected to be in productive use within the next twelve months.

6.              Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by segment for the thirteen weeks ended December 24, 2011 (in thousands):

	SCBU	KBU	CBU	Total
Balance at September 24, 2011	$314,042	$72,374	$402,889	$789,305
Reassignment of Timothy’s goodwill	(17,063)		17,063	—
Foreign currency effect	—	—	3,395	3,395
Balance at December 24, 2011	$296,979	$72,374	$423,347	$792,700

Effective September 25, 2011, Timothy’s is included in the CBU segment. Prior to September 25, 2011, Timothy’s was included in the SCBU segment. This resulted in a re-assignment of goodwill of $17.1 million from the SCBU segment to the CBU segment using a relative fair value approach.  The amount of goodwill reassigned was determined based on the relative fair values of Timothy’s and SCBU.

Indefinite-lived intangible assets included in the CBU operating segment consist of the following (in thousands):

	December 24, 2011	September 24, 2011
Trade names	$98,648	$97,824

Intangible Assets Subject to Amortization

Definite-lived intangible assets consist of the following (in thousands):

		December 24, 2011		September 24, 2011
	Useful Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Acquired technology	4-10	$21,611	$(14,045)	$21,609	$(13,525)
Customer and roaster agreements	8-11	27,271	(14,490)	27,259	(13,723)
Customer relationships	7-16	420,940	(49,967)	418,901	(40,593)
Trade names	9-11	37,681	(6,874)	37,611	(5,919)
Non-compete agreements	2-5	374	(329)	374	(324)
Total		$507,877	$(85,705)	$505,754	$(74,084)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $11.5 million and $6.1 million for the thirteen weeks ended December 24, 2011 and December 25, 2010, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2012, for each of the next five years and thereafter, is as follows (in thousands):

Remainder of 2012	$34,228
2013	$45,474
2014	$44,864
2015	$43,313
2016	$42,597
2017	$41,201
Thereafter	$170,495

7.     Assets Held for Sale

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

8.     Product Warranties

The Company offers a one-year warranty on all Keurig® Single-Cup brewers it sells. KBU provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company continues to experience higher-than-historical rate warranty claims associated with its reservoir brewer models. As of December 24, 2011, management’s analysis of these claims remains consistent with its previous diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates. While not a safety concern, when manifested, brewers with this issue operate inconsistently or cease operation at a later stage of the warranty life.  This issue is not presenting itself consistently across all units, and whether or not it occurs depends on a number of variables including brewer usage rate and water quality. Management believes that they have identified the root cause of the component failure in 2010 and units produced since January 2011 incorporate an improved component that is expected to substantially eliminate the issue.  While the Company maintains a reserve for product warranty costs based on certain estimates that include the findings relating to this component failure, because this arises in the later part of the warranty period, actual warranty costs may exceed the reserve, and there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this quality issue in future periods. At this time, management believes that the warranty rates used and related reserves are appropriate.

As the Company has grown, it has added significantly to its product testing, quality control infrastructure and overall quality processes.  Nevertheless, as the Company continues to innovate, and its products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty rates to possibly fluctuate going forward, so that they may be higher or lower than the Company is currently experiencing and for which the Company is currently providing for in its warranty reserve.

The changes in the carrying amount of product warranties for the thirteen weeks ended December 24, 2011 and December 25, 2010 are as follows (in thousands):

	Thirteen weeks ended
	December 24, 2011	December 25, 2010
Balance, beginning of year	$14,728	$6,694
Provision charged to income	24,047	16,625
Usage, net of recoveries	(12,720)	(5,628)
Balance, end of period	$26,055	$17,691

9.     Redeemable Noncontrolling Interests

In the CBU segment, a portion of the coffee services business operates through non-wholly owned subsidiaries. The financial statements consolidate entities in which the Company has a controlling financial interest. Redeemable noncontrolling interests may be redeemed by the Company at amounts based on formulas specific to each entity.  The Company classifies redeemable noncontrolling interests outside of shareholders’ equity in the consolidated balance sheet under the caption, Redeemable noncontrolling interests, and measures it at the redemption value at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the noncontrolling interest at its redemption value. Net income attributable to noncontrolling interests reflect the portion of the net income (loss) applicable to the noncontrolling interest partners in the consolidated statement of operations. The net income attributable to noncontrolling interests is classified in the consolidated statements of operations as part of consolidated net income with the net income attributable to the noncontrolling interests deducted from total consolidated net income.

If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are re-measured with the gain or loss reported to net earnings.  On October 3, 2011, in conjunction with the sale of Filterfresh, the Company sold its controlling interest in a non-wholly owned subsidiary of Filterfresh.  The resulting gain on the disposition of the Company’s interest in the subsidiary is included in the gain on the sale of Filterfresh, (see Note 2, Acquisitions and Divestitures).

10.  Derivative Financial Instruments

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

Fair Value Hedges

The Company enters into foreign currency forward contracts to hedge certain recognized liabilities in currencies other than the Company’s functional currency. The Company designates these contracts as fair value hedges and measures the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations.

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency. The Company has entered into a five year, $150.0 million Canadian cross currency swap to exchange interest payments and principal on the intercompany note. This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note. In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen weeks ended December 24, 2011 was $0.5 million.

In conjunction with the acquisition of Van Houtte (see Note 2, Acquisitions and Divestitures), the Company assumed certain derivative financial instruments entered into by Van Houtte prior to the acquisition.  These derivatives include foreign currency forward contracts and coffee futures contracts and were established to mitigate certain foreign currency and commodity risks.  These derivatives were not designated as hedging instruments for accounting purposes and are recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however nonperformance is not anticipated.

The following table summarizes the fair value of the Company’s derivatives included in the Consolidated Balance Sheets (in thousands).

	December 24, 2011	September 24, 2011	Balance Sheet Classification

Derivatives designated as hedges:
Cash Flow Hedges:
Interest rate swaps	$(8,703)	$(10,269)	Other current liabilities
Coffee futures	(861)	(424)	Other current liabilities
	$(9,564)	$(10,693)

Derivatives not designated as hedges:
Cross currency swap	$(3,461)	$(2,324)	Other current liabilities
Interest rate cap	38	34	Other current assets
	(3,423)	(2,290)
Total	$(12,987)	$(12,983)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in other comprehensive income (in thousands).

	Thirteen weeks ended
	December 24,	December 25,
	2011	2010
Cash Flow Hedges:
Interest rate swaps	$1,566	$645
Coffee futures	(437)	—
Total	$1,129	$645

The following table summarizes the amount of gain (loss), gross of tax, reclassified from other comprehensive income to income (in thousands).

	Thirteen weeks ended
	December 24,	December 25,	Location of Gain or (Loss)
	2011	2010	Reclassified from OCI into Income
Cash Flow Hedges:
Coffee futures	$(249)	$—	Cost of Sales
Total	$(249)	$—

The Company expects to reclassify $0.1 million of net gains, net of tax, from other comprehensive income to earnings for coffee derivatives within the next twelve months.

The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items (in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	December 24, 2011		December 25, 2010
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of gain (loss) recognized in income on derivative
Foreign currency forwards contracts	$(29)	$29	$—	$—	Gain on foreign currency, net

Net gains (losses) on financial instruments not designated as hedges for accounting purposes is as follows (in thousands).

	Thirteen weeks ended
	December 24,	December 25,
	2011	2010
Net loss on cross currency swap	$(1,137)	$(3,652)
Net gain on coffee futures	—	530
Net gain on interest rate cap	3	—
Net loss on foreign currency option and forward contracts	—	(3,220)
Total	$(1,134)	$(6,342)

The net loss on foreign currency contracts were primarily related to contracts entered into to mitigate the risk associated with the Canadian denominated purchase price of Van Houtte.

11.  Fair Value Measurements

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

Level 2 — Inputs other than quoted prices that are observable, either directly or indirectly, for identical or similar assets and liabilities in active or non-active markets.

Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including management assumptions.

The following table discloses the level used by fair value measurements at December 24, 2011 (in thousands):

	Fair Value Measurements Using			Balance Sheet
Financial Instrument	Level 1	Level 2	Level 3	Classification
Derivatives	$—	$38	$—	Other current assets
Derivatives	—	(13,025)	—	Other current liabilities
Total	$—	$(12,987)	$—

The following table discloses the level used by fair value measurements at September 24, 2011 (in thousands):

	Fair Value Measurements Using			Balance Sheet
Financial Instrument	Level 1	Level 2	Level 3	Classification
Derivatives	$—	$34	$—	Other current assets
Derivatives	$—	(13,017)	$—	Other current liabilities
Total	$—	$(12,983)	$—

Derivative financial instruments include coffee futures contracts, interest rate swap and cap agreements. The Company has identified significant concentrations of credit risk based on the economic characteristics of the instrument that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and the income approach for interest rate swap agreements. The Company’s fair value measurements include a credit valuation adjustment for the significant concentrations of credit risk.

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rates curves and spot prices, that are in observable markets. Derivatives recorded on the balance sheet are at fair value with changes in fair value recorded in other comprehensive income for cash flow hedges and in the Consolidated Statements of Operations for fair value hedges and derivatives that do not qualify for hedge accounting treatment.

As of December 24, 2011 the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

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

As of December 24, 2011, the Company had a state net operating loss carryforward of $11.5 million, as well as a $17.7 million state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029, subject to annual limitation pertaining to change in ownership rules.  Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits at December 24, 2011 and September 24, 2011 was $27.3 million and $24.4 million, respectively.  The amount of unrecognized tax benefits at December 24, 2011 that would impact the effective tax rate if resolved in favor of the Company is $19.7 million.  As a result of prior acquisitions, the Company is indemnified for up to $16.5 million of the total reserve balance, and the indemnification is capped at CAD $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications expire through June 2015.

The Company’s tax basis in the stock of Van Houtte USA Holdings, Inc. was lower than its book basis, resulting in additional tax on the sale.  The Company released the valuation allowance against its remaining $8.8 million of federal capital loss carryforward during the first quarter of fiscal 2012.

The Company has made an election to recognize interest and penalties accrued on uncertain tax liabilities as interest expense.  The Company does not expect a significant change to the amount of unrecognized tax benefits within the next twelve months.

13.  Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in thousands):

	December 24,	September 24,
	2011	2011
Net unrealized loss on derivatives classified as cash flow hedges	$(5,044)	$(5,866)
Foreign currency translation adjustment	(4,410)	(8,709)
	$(9,454)	$(14,575)

The unfavorable translation adjustment change during fiscal 2012 was primarily due to the weakening of the Canadian dollar against the U.S. dollar. See also Note 10, Derivative Financial Instruments.

14.  Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in the first quarter of fiscal 2012 and 2011:

	Thirteen weeks ended
	December 24,	December 25,
	2011	2010
Average expected life	6 year	6 years
Average volatility	60%	49%
Dividend yield	—	—
Risk-free interest rate	1.2%	2.3%
Weighted average fair value	$35.21	$15.61

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted in the first quarter of fiscal 2012 and 2011:

	Thirteen weeks ended
	December 24,	December 25,
	2011	2010
Average expected life	6 months	6 months
Average volatility	53%	43%
Dividend yield	—	—
Risk-free interest rate	0.0%	0.2%
Weighted average fair value	$13.55	$10.21

For the thirteen weeks ended December 24, 2011 and December 25, 2010, income before income taxes was reduced by a stock compensation expense of $3.5 million and $2.2 million (gross of tax), respectively.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Internal Revenue Code and which allows participants to defer compensation until a future date. Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan. In each of the thirteen week periods ended December 24, 2011 and December 25, 2010, $0.1 million of compensation expense was recorded under this Plan.

15.  Legal Proceedings

On October 1, 2010, Keurig filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers. The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively in Keurig® Single Cup Brewers, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938). Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages. On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case.  The court denied that request so those issues will be resolved in due course during the litigation.

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-MBB) for patent infringement related to Rogers’s sale of “San Francisco Bay” beverage cartridges for use with Keurig® brewers. The suit alleges that the “San Francisco Bay” cartridges violate Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138). Keurig seeks an injunction prohibiting Rogers from selling these cartridges, as well as money damages.

SEC Inquiry

As first disclosed on September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company. The Company is cooperating fully with the SEC staff’s inquiry.

Audit Committee Internal Investigation

As first disclosed on November 15, 2010, the audit committee of the Company’s board of directors initiated an internal investigation in light of the SEC staff’s inquiry. The audit committee retained legal counsel and a forensic accounting team to assist in this investigation and to respond to requests in the SEC staff’s inquiry. Although legal counsel continues to assist the Company in cooperating with the SEC staff’s inquiry, the internal investigation referenced above is complete.

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to a consolidated putative securities fraud class action and two putative stockholder derivative actions, commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010, and a separate putative securities fraud class action filed on November 29, 2011.

The consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012. On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice. Pursuant to the court’s order, the lead plaintiffs must determine whether to move to amend the complaint within thirty days.

The stockholder derivative actions, which are premised on the same allegations asserted in the putative securities class action complaints described directly above, consist of the following: a consolidated action captioned Himmel v. Robert P. Stiller, et al., Civ. No. 2:10-cv-00233, pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III; and M. Elizabeth Dickenson v. Robert P. Stiller, et al., Civ. No. 818-11-10, pending in the Superior Court of the State of Vermont for Washington County. The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating the two federal actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action. In the state action, on February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The plaintiff’s complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants and Section 20(a) of the Exchange Act against the officer defendants. The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011. The complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs have until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  The complaint has not yet been served on the Company.  The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

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

During the thirteen weeks ended December 24, 2011 and December 25, 2010, Heritage Flight billed the Company the amounts of $0.2 million and $0.1 million, respectively, for travel services to various employees of the Company.

17.  Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended
	December 24,	December 25,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$104,414	$2,412
Denominator:
Basic weighted average shares outstanding	154,704,471	141,374,327
Effect of dilutive securities - stock options	4,663,358	5,661,745
Diluted weighted average shares outstanding	159,367,829	147,036,072

Basic net income per common share	$0.67	$0.02
Diluted net income per common share	$0.66	$0.02

For the thirteen weeks ended December 24, 2011 and December 25, 2010 options to purchase 287,962 and 451,531 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

18.  Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For the Company, the amendment is effective for fiscal year 2014. The Company is currently evaluating the impact these amendments may have on its disclosures.

In September 2011, the Financial Accounting Standards Board issued an ASU that simplifies how an entity is required to test goodwill for impairment. The ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Current guidance requires an entity to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of impairment loss, if any. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to be considered in conducting the qualitative assessment. The amendments in the ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 which is fiscal 2013 for the Company. Early adoption is permitted. The Company currently plans to early adopt in fiscal 2012.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

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

Overview

We are a leader in the specialty coffee and overall coffee maker businesses.  We roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified TM , certified organic, flavored, limited edition and proprietary blends offered in K-Cup® packs, whole bean and ground coffee selections, as well as other specialty beverages including tea, hot apple cider and hot cocoa also offered in K-Cup® packs. In addition, we manufacture and sell the Keurig® Single Cup Brewer system for use with K-Cup® packs.  K-Cup® pack brands include:

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

•                  Emeril’s®

•                  Folgers Gourmet Selections®

•                  Gloria Jean’s®

•                  Green Mountain Coffee®

•                  Green Mountain Naturals®

•                  Kahlua®

•                  Millstone®

•                  Newman’s Own®  Organics

•                  revv®

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

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® packs. As part of this strategy, we work to sell our At Home (“AH”) brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable K-Cup® packs. In addition, we have license agreements with Breville Group Limited, Jarden Inc., producer of Mr. Coffee® brand coffee makers, and Conair, Inc., producer of Cuisinart® brand coffee makers, under which each produce, market and sell coffee makers co-branded with Keurig-brewing technology. The fundamental nature of our business model, we believe, is that over time, brewers will continue to contribute a smaller percentage of total revenue relative to K-Cup® packs leading to higher overall operating margins.

In recent years, our growth has been driven predominantly by the growth and adoption of the Keurig® Single Cup Brewing system which includes sales of K-Cup® packs and Keurig® Single Cup Brewers.

We periodically conduct consumer surveys to understand better our consumers’ preferences and behaviors. In recent Company surveys, we have learned that consumers prefer our Keurig® Single Cup Brewing system for three main reasons (which we see as our competitive advantages):

1.                     Quality — expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2.                     Convenience — the Keurig system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

3.                     Choice — with more than 200 varieties of K-Cup® packs available for the system many consumers enjoy exploring and trying new brands.  In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas and coffees, hot cocoa and other dairy-based beverages, in K-Cup®  packs.

We believe it’s the combination of these attributes that make the Keurig® Single Cup Brewing system so appealing to so many consumers.

We are focused on building our brands and profitably growing our business. We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other synergistic opportunities, including strategic acquisitions. Between 2008 and 2010, we have completed acquisitions of four licensed roasters to ensure adequate capital investment in the growth and expansion of K-Cup® packs and to better serve our consumers by further strengthening our diverse distribution channels.

We continue to examine opportunities for partnerships with other strong international, national and /or regional brands to create additional K-Cup® products that will help augment consumer demand for the Keurig® Single Cup Brewing system.

In February 2011, we entered into a multi-year manufacturing and distribution agreement under which GMCR manufactures K-Cup® packs for Dunkin’ Brands, Inc. using coffee sourced and roasted to

Dunkin’ Donuts’ exacting specifications. Dunkin’ K-Cup® packs became available at participating Dunkin’ Donuts™ restaurants in August of 2011.

In March 2011, we entered into a strategic multi-year relationship for the manufacturing, marketing, distribution and sale of Starbucks® and Tazo® tea branded K-Cup® packs. In November 2011, Starbucks and GMCR began making Starbucks K-Cup® packs available through food, drug, mass merchandisers, club, specialty and department store retailers throughout the U.S.  Recently, the companies made Starbucks K-Cup® packs available through one of GMCR’s consumer-direct websites: www.keurig.com, and Starbucks consumer-direct website: www.starbucksstore.com.  Looking forward, we expect Starbucks to introduce Starbucks K-Cup® packs to retail stores in Canada in the next quarter and the companies expect to further expand Starbucks K-Cup® packs and Keurig® Single Cup Brewing system distribution to Starbucks stores in the U.S. and Canada in the latter part of 2012.

In addition to expanding consumer choice in the system, we believe these relationships fuel new excitement for current Keurig owners and users; raise system awareness; and attract new consumers to the system.

We are focused on continued innovation both in single serve brewing systems and beverage development.  We are working with Lavazza to co-develop a new single-serve espresso machine for North American consumers that we believe would complement our Keurig® Single Cup Brewers.  We also have a new Keurig® filtered coffee brewing platform in development that is currently in consumer testing. We anticipate that we will be producing packs for this new single serve brewing platform in 2012.

We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single-cup coffee, tea, and other beverages and selectively pursuing other synergistic opportunities. Management is focused on executing on the above-stated growth strategy to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for K-Cup® packs or other packs related to new brewer platforms.

For the first fiscal quarter of 2012, our net sales of $1,158.2 million represented growth of 102% over the first fiscal quarter of 2011 (“the prior year period”).  Approximately 90% of our first quarter consolidated net sales were attributed to the combination of K-Cup® packs and Keurig® Single Cup Brewers and related accessories. The primary drivers of first quarter of fiscal 2012 net sales growth compared to the prior year period were:

•               A 115% increase in net sales attributed to K-Cup® pack sales which totaled $715.7 million in the first quarter of fiscal 2012;

•               A 76% increase in net sales attributed to Keurig® Single Cup Brewer and accessory net sales which totaled $330.4 million in the first quarter of fiscal 2012;

•               An increase in net sales of approximately $71.2 million due to price increases on K-Cup® packs during fiscal 2011 to offset higher green coffee and other input costs which are included in the amounts above.

Included in these results are the net sales from the Van Houtte acquisition, which contributed approximately $111.9 million to consolidated net sales in the first quarter of fiscal 2012, an increase of $103.1 million compared to the prior year period.

In the first quarter of fiscal 2012, our gross margin improved to 29.1% from 25.0% in the prior year period due to price increases on K-Cup® packs implemented during fiscal 2011 to offset higher green coffee and other input costs, a shift in our sales mix due to K-Cup® packs increasing as a percentage of our overall sales and price increases on Keurig® Single Cup Brewers to offset higher input costs.  These benefits offset higher green coffee costs in the first quarter of fiscal 2012, and higher sales return expenses associated with Keurig® Single Cup Brewers.

During the first quarter of fiscal 2012 we leveraged selling, operating and general and administrative expense (“SG&A”) resources on a higher sales base. General and administrative expenses incurred during last year’s first quarter included $8.8 million in transaction related expenses due to the Van Houtte acquisition and $6.0 million in legal and accounting expenses associated with the SEC inquiry, the company’s internal investigation and pending litigation.  As a result of the improvement in gross margin and the leverage of SG&A expenses, our operating margin improved to 12.6% from 4.1% in the first quarter of fiscal 2012 compared to the prior year period.

We continually monitor all costs, including coffee, as we review our pricing structure as cyclical swings in commodity markets are common.  The recent years have seen significant volatility in the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange).  We expect coffee prices to remain volatile in the coming years.  To help mitigate this volatility, we generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required. We implemented two price increases during fiscal 2011 on all K-Cup® packs.

We offer a one-year warranty on all Keurig® Single Cup Brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. In addition, sales of Keurig® Single Cup Brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  We continue to experience higher-than-historical rate warranty claims associated with our reservoir brewer models. We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate, and our products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty or sales returns rates to possibly fluctuate going forward, so that they may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

We generated $134.7 million in cash from operations during the first quarter of fiscal 2012 as compared to $49.7 million in the same period last year.  In addition, during the first quarter of fiscal 2012, we completed the sale of our U.S. Coffee Service business, Filterfresh, generating $142.6 million in cash.  During the first quarter of fiscal 2012, we primarily used cash to reduce our borrowings under our revolving lines of credit by $113.1 million and fund capital expenditures of $101.8 million.

We consistently analyze our short-term and long-term cash requirements to continue to grow the business. We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

Business Segments

We manage our operations through three operating segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”). See Note 3, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Quarterly Report.

We evaluate performance based on several factors, including business segment income before taxes. The operating segments do not share significant manufacturing or distribution facilities.  Information system technology services are mainly centralized while finance functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group. The costs of our manufacturing operations are captured within the SCBU and CBU segments.  Inventory and accounts receivable are captured and reported discretely within each operating segment.

Expenses related to certain centralized administrative functions including Accounting and Information System Technology are allocated to the operating segments. Expenses not specifically related to an operating segment are recorded in the “Corporate” segment. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors. Goodwill and intangibles related to acquisitions are included in their respective segments.

We analyze our business and record net sales on a segment basis and eliminate intersegment sales as part of our financial consolidation process.

Effective with the beginning of our third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of K-Cup® packs, thus removing the need to eliminate royalty income during the financial consolidation process. Prior to the third quarter of fiscal 2011, we recorded intersegment sales and purchases of brewer and K-Cup® packs at a markup.  During the third quarter of fiscal 2011, we unified the standard costs of brewer and K-Cup® pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® packs at new unified standard costs. This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.

The above changes were not retrospectively applied.

Effective with the beginning of fiscal year 2012, we changed our organizational structure to align certain portions of our business by geography. Prior to fiscal 2012, sales and operations associated with the Timothy’s brand was included in our SCBU segment and a portion of the AH single-cup business with retailers in Canada was included in the KBU segment.  Under the new structure, Timothy’s and all of the AH single-cup business with retailers in Canada are included in the CBU segment. In addition, effective September 25, 2011, K-Cup® pack and brewer inventories are now transferred directly between SCBU and KBU.  Intersegment sales are no longer transacted between SCBU and KBU.

Selected financial data for segment results for the thirteen weeks ended December 25, 2010 have been recast to reflect Timothy’s and the AH single-cup business with retailers in Canada in the CBU segment. In addition, the results for the thirteen weeks ended December 25, 2010 have been retrospectively adjusted for the finalization of the Van Houtte valuation and purchase price allocation.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with generally accepted accounting principles (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP income before taxes, non-GAAP net income and non-GAAP diluted earnings per share.  These non-GAAP measures exclude transaction expenses related to our acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition; any gain from the sale of Filterfresh U.S. based coffee services business; legal and accounting expenses related to the SEC inquiry and pending litigation; and non-cash related items such as amortization of identifiable intangibles, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

We use the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.  These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures to analyze our performance would have material limitations because their calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. We compensate for these limitations by presenting both the GAAP and non-GAAP measures of its results.

Acquisitions and Divestitures

On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or “Filterfresh” business were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.6 million in cash. Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale, resulting in a net cash inflow related to the Filterfresh sale of $142.6 million, net of transaction costs of $2.6 million.  The purchase agreement contained a covenant whereby we were required to re-pay a portion of the proceeds received from ARAMARK in the event of certain conditions. Subsequent to December 24, 2011, the contingency was settled under which we paid ARAMARK $7.4 million.

On December 17, 2010, we acquired the Van Houtte business through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and the Company’s credit facility.

Van Houtte and Filterfresh are reported in the CBU segment.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended
	December 24,	December 25,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	70.9%	75.0%
Gross profit	29.1%	25.0%

Selling and operating expenses	12.2%	13.6%
General and administrative expenses	4.3%	7.3%
Operating income	12.6%	4.1%

Other income (expense), net	0.1%	0.0%
Loss on financial instruments, net	(0.1)%	(1.1)%
Gain on foreign currency, net	0.2%	0.3%
Gain on sale of subsidiary	2.3%
Interest expense	(0.6)%	(1.1)%
Income before income taxes	14.5%	2.2%

Income tax expense	(5.5)%	(1.8)%
Net Income	9.0%	0.4%

Net income attributable to noncontrolling interests	0.0%	0.0%

Net income attributable to GMCR	9.0%	0.4%

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended
	December 24,	December 25,
	2011	2010
SCBU	$368.6	$199.6
KBU	601.5	326.1
CBU	188.1	48.4
Corporate	—	—
Total Company	$1,158.2	$574.1

	Income before taxes (in millions)
	Thirteen weeks ended
	December 24,	December 25,
	2011	2010
SCBU	$84.3	$52.7
KBU	43.4	(1.1)
CBU	61.7	4.9
Corporate	(21.5)	(36.0)
Inter-company eliminations	—	(8.0)
Total Company	$167.9	$12.5

Thirteen weeks ended December 24, 2011 versus thirteen weeks ended December 25, 2010

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Thirteen weeks ended
	December 24,	December 25,	$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
K-Cup® Packs	$715.7	$332.9	$382.8	115%
Brewers and Accessories	330.4	188.0	142.4	76%
Other Products and Royalties	112.1	53.2	58.9	111%
Total Net Sales	$1,158.2	$574.1	$584.1	102%

Net sales for the first quarter of fiscal 2012 increased 102% to $1,158.2 million, up from $574.1 million reported in the prior year period.  The primary drivers of the increase in the Company’s net sales were a 115%, or $382.8 million, increase in total K-Cup® pack net sales, a 76%, or $142.4 million, increase in Keurig® Single Cup Brewer and accessory sales, and an 111%, or $58.9 million, net increase in other products and royalties primarily as a result of the Van Houtte acquisition.

Net sales from K-Cup® packs in the first quarter of fiscal 2012 increased $382.8 million, or 115%, over the prior year period.  The increase is driven by an 81 percentage point increase in K-Cup® pack sales volume, a 21 percentage point increase in K-Cup® pack net price realization due to price increases implemented during fiscal 2011 to offset higher green coffee and other input costs, and a 13 percentage point increase in K-Cup® pack net sales due to the acquisition of Van Houtte.

SCBU

SCBU segment net sales increased by $169.0 million, or 85%, to $368.6 million in the first quarter of fiscal 2012 as compared to $199.6 million in the prior year period.  The increase is due primarily to a $173.2 million, or 114%, increase related to the sale of K-Cup® packs.

KBU

KBU segment net sales increased by $275.4 million, or 84%, to $601.5 million in the first quarter of fiscal 2012 as compared to $326.1 million in the prior year period.  The increase is due primarily to a $164.8 million, or 107%, increase related to the sale of K-Cup® packs and a $114.1 million, or 69%, increase related to the sale of Keurig® Single Cup Brewers and accessories.

CBU

For the first quarter of fiscal 2012, the CBU segment net sales were $188.1 million as compared to $48.4 million in the prior period.  Effective September 25, 2011, the beginning of our first quarter of fiscal 2012, Timothy’s and all AH single-cup business with retailers in Canada are included in the CBU segment. Prior to September 25, 2011, Timothy’s was included in the SCBU segment and a portion of the AH single-cup business with retailers in Canada was included in the KBU segment. The $48.4 million in net sales in the prior period has been recast to reflect Timothy’s and the AH single-cup business with retailers in Canada in the CBU segment. Excluding these segment changes the Van Houtte acquisition increased net sales by $103.1 million compared to the prior year period.

Gross Profit

Gross profit for the first quarter of fiscal 2012 was $336.6 million, or 29.1% of net sales as compared to $143.6 million, or 25% of net sales, in the prior year period.  We implemented price increases on K-Cup® packs during fiscal 2011 to offset higher green coffee and other input costs.  The impact of these price increases improved gross margin by approximately 460 basis points.  The benefit from the price increases was offset by higher green coffee costs in the first quarter of fiscal 2012 as compared to the prior year period, which decreased the gross margin by approximately 250 basis points.  Gross margin also increased due to a shift in our sales mix.  Net sales from Keurig® Single Cup Brewers and related accessories were lower as a percentage of total net sales in the first quarter of fiscal 2012 as compared to the prior year period which increased gross margin by approximately 160 basis points.  We implemented price increases on Keurig® Single Cup Brewers during fiscal 2011 to offset higher brewer costs.  The impact of these brewer price increases improved gross margin by approximately 100 basis points.

In addition we experienced higher sales return expense associated with Keurig® Single Cup Brewers in the first quarter of fiscal 2012 compared to the prior year period which decreased the gross margin by approximately 100 basis points.

Selling, Operating, General and Administrative Expenses

As a percentage of sales, selling, general and administrative expenses (SG&A) improved to 16.5% in the first quarter of fiscal 2012 from 20.9% in the prior year period.  During the first quarter of fiscal 2012, we leveraged SG&A resources on a higher sales base.  SG&A expenses increased 59% to $190.8 million in the first quarter of fiscal 2012 from $120.3 million in the prior year period.  The increase is primarily due to $36.3 million of SG&A expenses incurred in the CBU segment compared to the prior year period as a result of the Van Houtte acquisition.  In addition, the increase in SG&A expenses was offset by a decrease in general and administrative expenses incurred during last year’s first quarter included approximately $8.8 million in transaction-related expenses due to the Van Houtte acquisition and $6.0 million in legal and accounting expenses associated with the SEC inquiry, the Company’s internal investigation and pending litigation.

Gain (Loss) on Financial Instruments

We incurred $1.1 million in net losses on financial instruments not designated as hedges for accounting purposes during the first quarter of fiscal 2012 as compared to $6.3 million in net losses during the prior year period.  For the first quarter of fiscal 2012, the net loss was primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.  For the first quarter of fiscal 2011, we incurred net losses of approximately $3.2 million in derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition and a $3.7 million net loss on the fair value adjustment on our cross currency swap.

Foreign Currency Exchange Gain (Loss), Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the first quarter of fiscal 2012, we incurred a net foreign currency gain of approximately $2.7 million as compared to a net gain of $1.6 million during the prior year period. The net foreign currency exchange gains primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries.

Gain on Sale of Subsidiary

On October 3, 2011, we sold all the outstanding shares of the Van Houtte U.S. Coffee Service business or “Filterfresh” business resulting in a gain of $26.3 million.

Interest Expense

Interest expense was $6.5 million in the first quarter of fiscal 2012, as compared to $6.1 million in the prior year period.  The increase is primarily attributed to an increase in the average outstanding debt in the first quarter of fiscal 2012 over the first quarter of fiscal 2011, offset by lower interest rates as a result of the amendment to our credit agreement in the third quarter of fiscal 2011.

Income Taxes

Our effective income tax rate was 37.7% for the first quarter of fiscal 2012 as compared to an 80.5% effective tax rate for the prior year period.  The difference is primarily attributable to the non-deductible acquisition —related costs recognized in the first quarter of fiscal 2011 related to the Van Houtte acquisition.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the first quarter of fiscal 2012 was $104.4 million, an increase of $102.0 million or 4,229%, as compared to $2.4 million in the prior year period.

Non-GAAP net income for the first quarter of fiscal 2012, when excluding expenses related to the Company’s acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition; any gain from the sale of Filterfresh U.S. based coffee services business; legal and accounting expenses related to the SEC inquiry and pending litigation; and non-cash related items such as amortization of identifiable intangibles, increased 264% to $96.0  million from $26.4 million non-GAAP net income in the prior year period.

Diluted weighted average shares outstanding increased 8% primarily due to the issuance of approximately 10.1 million shares on May 11, 2011 from a public offering and concurrent private placement to Lavazza pursuant to its preemptive rights.

Diluted EPS was $0.66 per share in the first quarter of fiscal 2012, as compared to $0.02 per share in the prior year period.

Non-GAAP diluted EPS was $0.60 per share in the first quarter of fiscal 2012, as compared to $0.18 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended December 24, 2011 and December 25, 2010 (in thousands, except per share data):

	Thirteen weeks ended
	December 24, 2011	December 25, 2010
Net income attributable to GMCR	$104,414	$2,412
After tax:
Acquisition-related expenses (1)	—	16,382
Expenses related to SEC inquiry (2)	417	3,680
Amortization of identifiable intangibles (3)	7,849	3,893
Gain on sale of subsidiary (4)	(16,685)	—
Non-GAAP net income attributable to GMCR	$95,995	$26,367

	Thirteen weeks ended
	December 24, 2011		December 25, 2010
Diluted income per share	$0.66		$0.02
After tax:
Acquisition-related expenses (1)	$—		$0.11
Expenses related to SEC inquiry (2)	$0.00		$0.03
Amortization of identifiable intangibles (3)	$0.05		$0.03
Gain on sale of subsidiary (4)	$(0.10)		$—
Non-GAAP net income per share	$0.60	*	$0.18	*

* Does not add due to rounding.

(1)                Reflects direct acquisition-related expenses of $10.8 million (net of income tax benefit of $2.1 million); the write-off of deferred financing expenses of $1.6 million (net of income tax provision of $1.0 million) on our former credit facility in conjunction with the new financing secured for the Van Houtte acquisition; and the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition of $4.0 million (net of income tax provision of $1.3 million). Direct acquisition-related expenses incurred prior to the closing of the acquisition are tax affected.  Upon the close of the Van Houtte acquisition in the first quarter of fiscal 2011, the direct acquisition related expenses are nondeductible. As a result, during the first quarter of fiscal 2011, the Company recognized a $2.1 million tax expense related to the reversal of nondeductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010.  This tax affect was reversed for purposes of this non-GAAP table. Income taxes were calculated at the Company’s effective tax rate.

(2)                Represents legal and accounting expenses, net of income taxes of $0.2 million and $2.3 million for the thirteen weeks ended December 24, 2011 and December 25, 2010, respectively, related to the SEC inquiry and pending litigation classified as general and administrative expense. Income taxes were calculated at the Company’s effective tax rate.

(3)                Represents the amortization of intangibles, net of income taxes of $3.6 million and $2.2 million for the thirteen weeks ended December 24, 2011 and December 25, 2010, respectively, related to the Company’s acquisitions classified as general and administrative expense. Income taxes were calculated at the Company’s deferred tax rates.

(4)                Represents the gain recognized on the sale of Filterfresh, net of income taxes of $9.6 million. Income taxes were calculated at the Company’s effective tax rate.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and acquisitions from operations and borrowings under our credit facilities. At December 24, 2011, we had $479.7 million in debt outstanding, $84.1 million in cash and cash equivalents and $691.8 million of working capital (including cash).  At September 24, 2011, we had $582.6 million in debt outstanding, $13.0 million in cash and cash equivalents and $660.2 million of working capital (including cash).

Operating Activities:

Net cash provided by (used in) operations is principally comprised of net income generated in the current year and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, provision for sales returns and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities during the thirteen weeks ended December 24, 2011 was $134.7 million as compared to $49.7 million for the same period last year.  Significant changes in assets and liabilities affecting net cash provided by operating activities were a $155.6 million increase in accounts receivable offset by a $67.0 million decrease in inventories and a $50.0 million increase in income taxes payable. The decline in inventories and the increase in accounts receivable and incomes taxes payable were primarily attributable to the strong fiscal 2012 holiday season.

Investing Activities:

Investing activities primarily include acquisitions and dispositions of businesses along with capital expenditures for equipment and building improvements.

Cash flows provided by investing activities for the thirteen weeks ended December 24, 2011 included $142.6 million received from the sale of Filterfresh. On October 3, 2011, we sold all the outstanding shares of Filterfresh to Aramark for $149.6 million in cash and transferred $4.4 million of cash to Aramark as part of the sale resulting in net cash inflow related to the sale of $142.6 million, net of transaction costs of $2.6 million.  The purchase agreement with ARAMARK contained a covenant whereby we were required to re-pay a portion of the proceeds received from ARAMARK in the event of certain conditions. Subsequent to December 24, 2011, the contingency was settled under which we paid ARAMARK $7.4 million. Cash flows used in investing activities for the thirteen weeks ended December 25, 2010 included $907.8 million used in the acquisition of Van Houtte.

Capital expenditures were $101.8 million in the first quarter of fiscal 2012 period as compared to $47.5 million in the prior year period.  For fiscal 2012, we currently expect to invest between $630.0 million to $700.0 million in capital expenditures to support the Company’s future growth.  We expect approximately $225.0 million will be spent to increase our packaging capacity related to our current Keurig brewer platform, approximately $100.0 million will be spent for packaging capacity related to our next generation Keurig brewer platform, approximately $175.0 million will be spent to expand our physical plants, research and development facilities and office space, approximately $100.0 million will be spent for coffee processing equipment and approximately $65.0 million will be spent for information technology infrastructure and systems.  Capital expenditures of $101.8 million incurred during the first quarter of fiscal 2012 related primarily to packaging capacity for the Keurig brewer platforms.

Financing Activities:

Cash used in financing activities for the first quarter of fiscal 2012 totaled $110.6 million which was primarily attributable to a reduction in our borrowings under our revolving line of credit.  Proceeds from the sale of Filterfresh were used to reduce our borrowings under the revolving line of credit.  Cash flows from operating and financing activities also included a $3.9 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under our Restated Credit Agreement we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a $248.4 million term loan A facility. At December 24, 2011, we had $246.9 million outstanding under the term loan A facility, $219.5 million outstanding under the revolving credit facilities and $6.3 million in letters of credit with $774.2 million available for borrowing.  Our Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio. Our average effective interest rate at December 24, 2011 and September 24, 2011 was 3.6% and 2.8%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements. We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

All of our assets and the assets of our domestic wholly-owned material subsidiaries are pledged as collateral under the Restated Credit Agreement. The Restated Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; merger and consolidations; asset sales; dividends and distributions or repurchases of our capital stock; transactions with affiliates; certain burdensome agreements; and changes in our lines of business.

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At December 24, 2011, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate. The total notional amount of these swaps at December 24, 2011 was $233.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At December 24, 2011, we estimate we would have paid $8.7 million (gross of tax), if we terminated the swap agreements.  We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During the first quarters of fiscal 2012 and fiscal 2011, we paid approximately $1.2 million and $0.5 million, respectively, in additional interest expense pursuant to swap agreements.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

			Operating Lease	Capital Lease	Purchase
	Long-Term Debt (1)	Interest Expense (2)	Obligations	Obligations (3)	Obligations	Total
Remainder of 2012	$5,259	$7,237	$14,799	$7,963	$911,864	$947,122
FY 2013 - FY 2014	20,136	15,984	27,014	13,812	200,025	276,971
FY 2015 - FY 2016	444,061	11,040	18,921	13,045	191,282	678,349
Thereafter	1,001	38	12,548	39,655	164,689	217,931
Total	$470,457	$34,299	$73,282	$74,475	$1,467,860	$2,120,373

(1) Excludes capital lease obligations.

(2) Based on rates in effect at December 24, 2011.  Does not include interest on amounts outstanding under the USD and multicurrency revolving credit facilities.

(3) Includes principal and interest payments under capital lease obligations.

In addition, we have $27.3 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $5.1 million expiring in March 2015 and $11.4 million expiring in June 2015. We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For us, the amendment is effective for fiscal year 2014. We are currently evaluating the impact these amendments may have on our disclosures.

In September 2011, the Financial Accounting Standards Board issued an ASU that which simplifies how an entity is required to test goodwill for impairment. The ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Current guidance requires an entity to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of impairment loss, if any. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to be considered in conducting the qualitative assessment. The amendments in the ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 which is fiscal 2013 for the Company. Early adoption is permitted. We currently plan to early adopt in fiscal 2012.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For us, the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on us as our current presentation of comprehensive income follows the two-statement approach.

Factors Affecting Quarterly Performance

Historically, we have experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather, product quality and special or unusual events.  Because of the seasonality our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations.  Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here.  Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the difficulty in forecasting sales and production levels, the degree to which there are changes in consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating the Company’s acquisitions, the ability to maximize or successfully assert our intellectual property rights, the Company’s success in introducing and producing new product offerings, the Company’s dependence on external capital,  including the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, the Company’s ability to continue to grow and build profits in the At Home and Away from Home businesses, the Company’s ability to attract and retain senior management,  the continued availability of a consistent supply of parts for our brewers, and the brewers themselves, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the extent to which the data security of the Company’s websites may be compromised, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, the impact of the inquiry initiated by the SEC and any related litigation or additional governmental investigative or enforcement proceedings, as well as other risks described more fully in the Company’s Annual Report on Form 10-K for fiscal year 2011 and other filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this filing.  The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly filings.

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

Interest rate risks

The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and weighted average interest rates by year.

							Total Debt
							Outstanding and
							Average Effective Interest
	2012	2013	2014	2015	2016	Thereafter	Rate at December 24, 2011
Long-term debt:
Variable rate (in thousands)	$4,688	$—	$—	$—	$228,662	$—	$233,350
Average interest rate	2.7%	2.7%	2.7%	2.7%	2.7%	0.0%	2.7%
Fixed rate (in thousands)	$1,622	$8,596	$15,184	$21,862	$198,072	$1,001	$246,337
Average interest rate	4.5%	4.4%	4.3%	4.3%	4.1%	4.0%	4.5%

At December 24, 2011, we had $233.0 million outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $2.3 million annually. Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.5 million annually, pursuant to the cross-currency swap agreement (see Foreign currency exchange risk below). As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements. On December 24, 2011, the effect of our interest rate swap agreements was to limit the interest rate exposure on $233.0 million of the outstanding balance of the term loan A facility under our Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from September 2012 through November 2015.

Commodity price risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace. At December 24, 2011, we had approximately $477.5 million in green coffee purchase commitments, of which approximately 80% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales. At December 24, 2011, we held outstanding futures contracts covering 5.0 million pounds of coffee with a fair market value of $(0.9) million, gross of tax. At September 24, 2011, we held outstanding futures contracts covering 3.1 million pounds of coffee with a fair market value of $(0.4) million, gross of tax.

At December 24, 2011, we are exposed to approximately $95.9 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $119.9 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 24, 2011.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at December 24, 2011 by approximately $9.6 million.

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

As described in Note 10, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, from time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures. More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars. These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes.  As a result, the changes in fair value are recognized in the Gain (loss) on financial instruments, net line in the Consolidated Statements of Operations.  We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.

At December 24, 2011, we had a 5-year cross-currency swap of CDN $150.0 million that was not designated as a hedging instrument for accounting purposes, which largely offset the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. The cross-currency swap is amortized over 5 years matching the amortization of the repayment on the note receivable. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar inter-company note. We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars,  are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $(12.4) million at December 24, 2011. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets (liabilities) by approximately $1.2 million with a corresponding charge to operations.  In addition, at December 24, 2011 our net investment in our Canadian subsidiaries was approximately $523.0 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our Canadian subsidiaries by approximately $52.3 million with a corresponding charge to other comprehensive income.

In addition, we use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations. We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations.  We had no outstanding foreign currency forward contracts at December 24, 2011.

Item 4.  Controls and Procedures

As of December 24, 2011 the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings.

On October 1, 2010, Keurig filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers. The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively in Keurig® Single Cup Brewers, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938). Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages. On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case.  The court denied that request so those issues will be resolved in due course during the litigation.

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-MBB) for patent infringement related to Rogers’s sale of “San Francisco Bay” beverage cartridges for use with Keurig® brewers. The suit alleges that the “San Francisco Bay” cartridges violate Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138). Keurig seeks an injunction prohibiting Rogers from selling these cartridges, as well as money damages.

SEC Inquiry

As first disclosed on September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company. The Company is cooperating fully with the SEC staff’s inquiry.

Audit Committee Internal Investigation

As first disclosed on November 15, 2010, the audit committee of the Company’s board of directors initiated an internal investigation in light of the SEC staff’s inquiry. The audit committee retained legal counsel and a forensic accounting team to assist in this investigation and to respond to requests in the SEC staff’s inquiry. Although legal counsel continues to assist the Company in cooperating with the SEC staff’s inquiry, the internal investigation referenced above is complete.

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to a consolidated putative securities fraud class action and two putative stockholder derivative actions, commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010, and a separate putative securities fraud class action filed on November 29, 2011.

The consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012. On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice. Pursuant to the court’s order, the lead plaintiffs must determine whether to move to amend the complaint within thirty days.

The stockholder derivative actions, which are premised on the same allegations asserted in the putative securities class action complaints described directly above, consist of the following: a consolidated action captioned Himmel v. Robert P. Stiller, et al., Civ. No. 2:10-cv-00233, pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III; and M. Elizabeth Dickenson v. Robert P. Stiller, et al., Civ. No. 818-11-10, pending in the Superior Court of the State of Vermont for Washington County. The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating the two federal actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action. In the state action, on February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The plaintiff’s complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants and Section 20(a) of the Exchange Act against the officer defendants. The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011. The complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs have until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  The complaint has not yet been served on the Company.  The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The Company and the other defendants intend to vigorously defend the pending lawsuits. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2011 Form 10-K.

Item 5.  Other Information.

None.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes In Redeemable Noncontrolling Interests And Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	02/01/2012	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date:	02/01/2012	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer