Form 10-Q
period 2012-03-24
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2012-05-02
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 24, 2012

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

As of April 25, 2012, 155,350,001 shares of common stock of the registrant were outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Balance Sheets
(Dollars in thousands)

	March 24,	September 24,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$146,003	$12,989
Restricted cash and cash equivalents	9,202	27,523
Receivables, less uncollectible accounts and return allowances of $48,393 and $21,407 at March 24, 2012 and September 24, 2011, respectively	300,713	310,321
Inventories	602,121	672,248
Income taxes receivable	2,576	18,258
Other current assets	45,856	28,072
Deferred income taxes, net	46,251	36,231
Current assets held for sale	—	25,885
Total current assets	1,152,722	1,131,527

Fixed assets, net	793,293	579,219
Intangibles, net	516,491	529,494
Goodwill	801,690	789,305
Other long-term assets	45,011	47,759
Long-term assets held for sale	—	120,583

Total assets	$3,309,207	$3,197,887

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,742	$6,669
Accounts payable	246,899	265,511
Accrued compensation costs	36,796	43,260
Accrued expenses	120,436	92,120
Income tax payable	48,012	9,617
Deferred income taxes, net	—	243
Other current liabilities	27,181	34,613
Current liabilities related to assets held for sale	—	19,341
Total current liabilities	489,066	471,374

Long-term debt	431,471	575,969
Deferred income taxes, net	211,013	189,637
Other long-term liabilities	18,229	27,184
Long-term liabilities related to assets held for sale	—	474

Commitments and contingencies

Redeemable noncontrolling interests	11,252	21,034

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 155,213,176 and 154,466,463 shares at March 24, 2012 and September 24, 2011, respectively	15,521	15,447
Additional paid-in capital	1,522,283	1,499,616
Retained earnings	609,307	411,727
Accumulated other comprehensive income (loss)	1,065	(14,575)
Total stockholders’ equity	2,148,176	1,912,215

Total liabilities and stockholders’ equity	$3,309,207	$3,197,887

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Thirteen	Thirteen
	weeks ended	weeks ended
	March 24,	March 26,
	2012	2011
Net sales	$885,052	$647,658
Cost of sales	572,014	404,803
Gross profit	313,038	242,855

Selling and operating expenses	111,105	79,745
General and administrative expenses	52,340	43,499
Operating income	149,593	119,611

Other income (expense), net	669	1,078
Loss on financial instruments, net	(2,112)	(5,959)
Gain on foreign currency, net	3,613	4,045
Interest expense	(6,042)	(16,672)
Income before income taxes	145,721	102,103

Income tax expense	(52,458)	(36,295)
Net Income	$93,263	$65,808

Net income attributable to noncontrolling interests	232	436

Net income attributable to GMCR	$93,031	$65,372

Basic income per share:
Basic weighted average shares outstanding	155,049,294	141,784,994
Net income per common share - basic	$0.60	$0.46

Diluted income per share:
Diluted weighted average shares outstanding	159,374,545	147,558,595
Net income per common share - diluted	$0.58	$0.44

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Twenty-six	Twenty-six
	weeks ended	weeks ended
	March 24,	March 26,
	2012	2011
Net sales	$2,043,268	$1,221,806
Cost of sales	1,393,626	835,351
Gross profit	649,642	386,455

Selling and operating expenses	252,463	158,034
General and administrative expenses	101,748	85,530
Operating income	295,431	142,891

Other income (expense), net	1,360	1,166
Loss on financial instruments, net	(3,246)	(12,301)
Gain on foreign currency, net	6,299	5,624
Gain on sale of subsidiary	26,311	—
Interest expense	(12,505)	(22,730)
Income before income taxes	313,650	114,650

Income tax expense	(115,705)	(46,393)
Net Income	$197,945	$68,257

Net income attributable to noncontrolling interests	500	473

Net income attributable to GMCR	$197,445	$67,784

Basic income per share:
Basic weighted average shares outstanding	154,876,465	141,579,543
Net income per common share - basic	$1.27	$0.48

Diluted income per share:
Diluted weighted average shares outstanding	159,368,142	147,310,364
Net income per common share - diluted	$1.24	$0.46

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Thirteen weeks ended		Twenty-six weeks ended
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011
Net income	$93,263	$65,808	$197,945	$68,257
Other comprehensive income:
Deferred loss on derivatives designated as cash flow hedges, net of tax benefit of $0.8 million and $1.0 million for the thirteen weeks ended March 24, 2012 and March 26, 2011, respectively, and net of tax benefit of $0.3 million and $0.7 million for the twenty-six weeks ended March 24, 2012 and March 26, 2011, respectively	(1,109)	(1,424)	(435)	(1,039)
Loss on derivatives designated as cash flow hedges reclassified to net income, net of tax benefit of $0.03 million and $0.1 million for the thirteen and twenty-six weeks ended March 24, 2012, respectively	51	—	199	—
Foreign currency translation adjustment	11,818	12,694	16,209	15,890
Other comprehensive gain	10,760	11,270	15,973	14,851
Total comprehensive income	104,023	77,078	213,918	83,108
Total comprehensive income attributable to redeemable noncontrolling interests, net of tax	473	696	833	794
Total comprehensive income attributable to GMCR	$103,550	$76,382	$213,085	$82,314

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Redeemable Noncontrolling Interests And Stockholders’ Equity

For the Period Ended March 24, 2012 (Dollars in thousands)

	Equity Attributable			Additional		Accumulated
	to Redeemable	Common stock		paid-in	Retained	other compre-	Stockholders’
	Noncontrolling Interests	Shares	Amount	capital	earnings	hensive loss	Equity
Balance at September 24, 2011	$21,034	154,466,463	$15,447	$1,499,616	$411,727	$(14,575)	$1,912,215
Options exercised	—	691,045	69	2,159	—	—	2,228
Restricted stock awards and units	—	55,668	5	(5)	—	—	—
Stock compensation expense	—	—	—	9,209	—	—	9,209
Tax benefit from equity-based compensation plans	—	—	—	11,177	—	—	11,177
Deferred compensation expense	—	—	—	127	—	—	127
Disposition of noncontrolling interests	(10,331)	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	(135)	—	—	—	135	—	135
Cash distributions	(149)	—	—	—	—	—	—
Other comprehensive income, net of tax	333	—	—	—	—	15,640	15,640
Net income	500	—	—	—	197,445	—	197,445
Balance at March 24, 2012	$11,252	155,213,176	$15,521	$1,522,283	$609,307	$1,065	$2,148,176

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Twenty-six	Twenty-six
	weeks ended	weeks ended
	March 24,	March 26,
	2012	2011
Cash flows from operating activities:
Net income	$197,945	$68,257
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	55,822	30,991
Amortization of intangibles	23,021	17,793
Amortization deferred financing fees	3,025	2,620
Loss on extinguishment of debt	—	2,555
Unrealized gain of foreign currency	(4,547)	(5,207)
Loss (gain) on disposal of fixed assets	1,265	(75)
Gain on sale of subsidiary, excluding transaction costs	(28,914)	—
Provision for doubtful accounts	1,656	872
Provision for sales returns	67,402	39,316
Unrealized loss on financial instruments, net	3,580	9,087
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	5	6
Excess tax benefits from equity-based compensation plans	(11,172)	(5,838)
Deferred income taxes	8,325	2,862
Deferred compensation and stock compensation	9,336	4,633
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(55,546)	(45,723)
Inventories	72,671	(889)
Income tax receivable/payable, net	65,050	2,562
Other current assets	(17,871)	(4,700)
Other long-term assets, net	(436)	(11,300)
Accounts payable	(38,424)	8,690
Accrued compensation costs	(6,402)	(8,487)
Accrued expenses	27,352	8,128
Other current liabilities	(2,878)	(2,173)
Other long-term liabilities	(109)	11,401
Net cash provided by operating activities	370,156	125,381

Cash flows from investing activities:
Change in restricted cash	665	150
Proceeds from notes receivable	229	103
Acquisition of LJVH Holdings, Inc. (Van Houtte), net of cash acquired	—	(907,835)
Proceeds from sale of subsidiary, net of cash transferred	137,733	—
Capital expenditures for fixed assets	(204,556)	(99,040)
Proceeds from disposal of fixed assets	215	280
Other investing activities	—	(158)
Net cash used in investing activities	(65,714)	(1,006,500)

Cash flows from financing activities:
Net change in revolving line of credit	(182,814)	257,923
Proceeds from issuance of common stock under compensation plans	2,228	4,784
Proceeds from issuance of common stock for private placement	—	249,524
Cash distributions to redeemable noncontrolling interests shareholders	(149)	(386)
Excess tax benefits from equity-based compensation plans	11,172	5,838
Principal payments under capital lease obligations	(3,148)	(5)
Proceeds from borrowings of long-term debt	—	794,500
Deferred financing fees	—	(41,628)
Repayment of long-term debt	(4,552)	(354,773)
Net cash (used in) provided by financing activities	(177,263)	915,777

Change in cash balances included in current assets held for sale	5,160	(6,510)

Effect of exchange rate changes on cash and cash equivalents	675	1,188

Net increase in cash and cash equivalents	133,014	29,336
Cash and cash equivalents at beginning of period	12,989	4,401
Cash and cash equivalents at end of period	$146,003	$33,737

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$44,672	$11,051

Non cash financing and investing activities:
Fixed Assets acquired under capital lease obligations/vendor notes	$44,174	$—

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included.  Results from operations for the thirteen and twenty-six week periods ended March 24, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2012.

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

The Unaudited Consolidated Statement of Cash Flows for the twenty-six weeks ended March 24, 2012 included in this Quarterly Report on Form 10-Q (the “Q2’12 Form 10-Q”), includes an immaterial reclassification between the line items Gain on sale of subsidiary, included in adjustments to reconcile net income to net cash provided by operating activities, and Proceeds from sale of subsidiary, net of cash transferred, included in cash flows from investing activities, from its presentation in the Unaudited Consolidated Statement of Cash Flows for the thirteen weeks ended December 24, 2011 included in the Company’s Quarterly Report on Form 10-Q for the first fiscal quarter of 2012 (the “Q1’12 Form 10-Q”). The reclassification reflects $2.6 million of transaction costs incurred on the sale of subsidiary as a reduction in net cash provided by operating activities in the Company’s Q2’12 Form 10-Q. In the Company’s Q1’12 Form 10-Q, the transaction costs were included in cash used in investing activities.

The Company has revised the classification of certain information presented in its fiscal 2011 consolidated financial statements to conform to its fiscal 2012 presentation.

In the Unaudited Consolidated Statement of Cash Flows for the twenty-six weeks ended March 26, 2011 included in the Company’s Quarterly Report on Form 10-Q for the second fiscal quarter of 2011 (the “Q2’11 Form 10-Q”), the line items sales returns and bad debts included in adjustments to reconcile net income to net cash provided by operating activities reflected the change in the reserve for sales returns and the allowance for doubtful accounts.  As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the third fiscal quarter of 2011, the Company has revised its presentation of the adjustment for sales returns and bad debts, which represents the total provision charged against net income for the period with the deductions or usage, reflected in the change in accounts receivable line item, net of the effects of acquisitions.  The change in presentation had no impact on net cash provided by operating activities.

The Company has also revised its presentation of the line items for gains and losses on foreign currency and gains and losses on financial instruments in the cash flows from operating activities section of the Unaudited Consolidated Statement of Cash Flows.  In the Company’s Q2’11 Form 10-Q, the Company reported both realized and unrealized gains and losses on foreign currency transactions and financial instruments to reconcile net income to net cash provided by operating activities.  As previously disclosed, only unrealized gains and losses should be reflected as an adjustment to reconcile net income to net cash provided by operating activities.  The adjustment for realized gains and losses resulted in a corresponding adjustment to changes in working capital items; accounts payable, other current assets and other current liabilities, as well as the effect of exchange rate changes on cash and cash equivalents.

In addition, in the Unaudited Consolidated Statement of Cash Flows, the Company revised the presentation of the write-off of $2.6 million in deferred financing fees related to the extinguishment of debt on its former credit facility, which was previously classified in the line item Amortization of deferred financing fees in the Q2’11 Form 10-Q to the line item Loss on extinguishment of debt to be consistent with the current presentation. The change in presentation had no impact on net cash provided by operating activities.

2.     Acquisitions and Divestitures

Fiscal Year 2012

On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the “Filterfresh” business were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash. Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million.  The Company recognized a gain on the sale of $26.3 million during the thirteen weeks ended December 24, 2011. Filterfresh had been included in the Canadian business unit (“CBU”) segment.

As of September 24, 2011, all the assets and liabilities relating to the Filterfresh business were reported in the Consolidated Balance Sheets as assets and liabilities held-for-sale.

Filterfresh revenues and net income included in the Company’s consolidated statement of operations were as follows (dollars in thousands, except per share data):

	Thirteen weeks ended March 24, 2012	Thirteen weeks ended March 26, 2011	For the period September 25, 2011 through October 3, 2011 (date of sale)	For the period December 17, 2010 (date of acquisition) through March 26, 2011
Net sales	$—	$30,829	$2,286	$33,267

Net income	$—	$4,997	$229	$5,329
Less income attributable to noncontrolling interests	$—	$367	$20	$394
Net income attributable to GMCR	$—	$4,630	$209	$4,935

Diluted net income per share	$—	$0.03	$0.00	$0.03

After the disposition, the Company continues to sell coffee and brewers to Filterfresh, which prior to the sale of Filterfresh have been eliminated and are not reflected in the Consolidated Statement of Operations.  For the thirteen weeks ended March 26, 2011, the Company’s sales to Filterfresh that were eliminated in consolidation were $7.1 million.  For the twenty-six weeks ended March 24, 2012, the Company’s sales to Filterfresh during the period September 25, 2011 through October 3, 2011 (date of sale) that were eliminated in consolidation were $0.6 million. For the twenty-six weeks ended March 26, 2011, the Company’s sales to Filterfresh during the period December 17, 2010 (date of acquisition) through March 26, 2011 that were eliminated in consolidation were $7.8 million.

Fiscal Year 2011

On December 17, 2010, the Company acquired all of the outstanding capital stock of LJVH Holdings, Inc. (“LJVH” and together with its subsidiaries, “Van Houtte”), a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and a $1,450.0 million credit facility. Van Houtte’s functional currency is the Canadian dollar.  Van Houtte’s operations are included in the CBU segment.

At the time of the acquisition, the Company accounted for all the assets relating to the Filterfresh business as held-for-sale.

The Company finalized the valuation and purchase price allocation for Van Houtte during the third quarter of fiscal 2011.  The Van Houtte acquisition was accounted for under the acquisition method of accounting. The total purchase price was USD $907.8 million, net of cash acquired.  The total purchase price was allocated to Van Houtte’s net tangible assets and identifiable intangible assets based on their estimated fair values as of December 17, 2010.  The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. The allocation of the purchase price is based upon a valuation determined using management’s and the Company’s estimates and assumptions.  The table below represents the allocation of the purchase price to the acquired net assets of Van Houtte (in thousands):

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

Acquisition costs were expensed as incurred and totaled approximately $1.9 million and $10.7 million for the thirteen and twenty-six week periods ended March 26, 2011 and are included in general and administrative expenses for the Company.

At March 24, 2012, approximately $9.2 million of the purchase price is held in escrow and is included in restricted cash with the corresponding amount in other current liabilities.

The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations. For the thirteen weeks ended March 24, 2012, the Van Houtte acquisition resulted in an additional $92.0 million of consolidated revenue and $6.6 million of consolidated income before income taxes. For the thirteen weeks ended March 26, 2011, the Van Houtte acquisition resulted in an additional $100.5 million of consolidated revenue and $1.2 million of consolidated loss before income taxes. For the twenty-six weeks ended March 24, 2012, the Van Houtte acquisition resulted in an additional $203.9 million of consolidated revenue and $20.1 million of consolidated income before income taxes. For the twenty-six weeks ended March 26, 2011, the Van Houtte acquisition resulted in an additional $109.3 million of consolidated revenue and $2.7 million of consolidated loss before income taxes.

Supplemental Pro Forma Information

The following information reflects the Company’s acquisition of Van Houtte as if the transaction had occurred as of the beginning of the Company’s fiscal 2011. The pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select pro forma data (dollars in thousands except per share data):

	Thirteen	Twenty-six
	weeks ended	weeks ended
	March 26,	March 26,
	2011	2011
Unaudited Consolidated proforma revenue	$647,658	$1,320,636
Unaudited Consolidated proforma net income	$69,947	$92,137
Unaudited Consolidated proforma diluted earnings per common share	$0.47	$0.63

3.     Segment Reporting

The Company manages its operations through three business segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”).

SCBU sources, produces and sells coffee, hot cocoa, teas and other beverages, to be prepared hot or cold, in K-Cup® and Vue TM packs (“single serve packs”) and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs. These varieties are sold to supermarkets, club stores and convenience stores, restaurants and hospitality, office coffee distributors and also directly to consumers in the United States. In addition, SCBU sells Keurig® Single Cup Brewing systems and other accessories to supermarkets and directly to consumers.

KBU targets its premium patented single cup brewing systems for use both at-home (“AH”) and away-from-home (“AFH”), in the United States. KBU sells AH single cup brewers, accessories and coffee, tea, cocoa and other beverages in single serve packs produced mainly by SCBU and CBU primarily to retailers, department stores and mass merchandisers principally processing its sales orders through fulfillment entities for the AH channels. KBU sells AFH single cup brewers to distributors for use in offices. KBU also sells AH brewers, a limited number of AFH brewers and single serve packs directly to consumers. KBU earns royalty income from K-Cup® packs when shipped by its third party licensed roasters, except for shipments of K-Cup® packs to KBU, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by KBU. In addition, through the second quarter of fiscal 2011, KBU earned royalty income from K-Cup® packs when shipped by SCBU and CBU.

CBU sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® packs, and coffee in more traditional packaging such as bags, cans and fractional packs, and under a variety of brands.  The varieties are sold primarily to supermarkets, club stores and, through office coffee services to offices, convenience stores and restaurants throughout Canada. CBU began selling the Keurig® K-Cup® Single Cup Brewing system, accessories and coffee, tea, cocoa, and other beverages in K-Cup® packs to retailers, department stores and mass merchandisers in Canada for the AH channels in the first quarter of 2012.  CBU also manufactures brewing equipment and is responsible for all the Company coffee brand sales in the grocery channel in Canada.  The CBU segment included the Van Houtte U.S. Coffee Service business (“Filterfresh”) through October 3, 2011, the date of sale (see Note 2, Acquisitions and Divestitures).

Management evaluates the performance of the Company’s operating segments based on several factors, including net sales and income before taxes. Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Income before taxes represents earnings before income taxes and includes intersegment interest income and expense and transfer pricing on intersegment sales.  The Company’s manufacturing operations occur within the SCBU and CBU segments, however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group. Expenses related to certain centralized administrative functions including Accounting and Information System Technology are allocated to the operating segments. Expenses not specifically related to an operating segment are recorded in the “Corporate” segment. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors.

Identifiable assets by segment are those assets specifically identifiable within each segment and for the SCBU, KBU and CBU segments primarily include accounts receivable, inventories, net property, plant and equipment, goodwill, and other intangible assets. Corporate assets include primarily cash, short-term investments, deferred tax assets, income tax receivable, certain notes receivable eliminated in consolidation, deferred issuance costs and fixed assets related to corporate headquarters.  Goodwill and intangibles related to acquisitions are included in their respective segments.

Effective with the beginning of the Company’s third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of single serve packs, thus removing the need to eliminate royalty income during the financial consolidation process.  Prior to the third quarter of fiscal 2011, the Company recorded intersegment sales and purchases of brewer and K-Cup® packs at a markup.  During the third quarter of fiscal 2011, the Company unified the standard costs of brewer and K-Cup® pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® packs at new unified standard costs. This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.

As a result of the unification of the standard costs of brewers and K-Cup® packs during the third quarter of fiscal 2011, the Company revalued its segment inventories and recorded an adjustment in each segment, which resulted in an increase in cost of sales and a decrease in inventories. This adjustment was offset by the reversal of the elimination of intersegment markup in inventories in the consolidation process resulting in no impact to the Company’s consolidated results.

The changes described in the two preceding paragraphs were not retrospectively applied.

Effective at the beginning of fiscal year 2012, the Company changed its organizational structure to align certain portions of its business by geography. Prior to fiscal 2012, sales and operations associated with the Timothy’s brand were included in the SCBU segment and a portion of the AH single cup business with retailers in Canada was included in the KBU segment.  Under the new structure, Timothy’s and all of the AH single cup business with retailers in Canada are included in the CBU segment. This resulted in a re-assignment of goodwill of $17.1 million from the SCBU segment to the CBU segment using a relative fair value approach.  In addition, effective September 25, 2011, K-Cup® pack and brewer inventories and, beginning in the second quarter of fiscal 2012, Vue TM pack and brewer inventories, are now transferred directly between SCBU and KBU.  Intersegment sales are no longer transacted between SCBU and KBU.

The following tables summarize selected financial data for segment disclosures for the thirteen and twenty-six week periods ended March 24, 2012 and March 26, 2011. Selected financial data for segment disclosures for the thirteen and twenty-six weeks ended March 26, 2011 have been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

	For the thirteen weeks ended March 24, 2012
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$385,263	$362,844	$136,945	$—	$—	$885,052
Intersegment sales	$2,803	$2,280	$21,884	$—	$(26,967)	$—
Net sales	$388,066	$365,124	$158,829	$—	$(26,967)	$885,052

Income before taxes	$92,935	$52,690	$13,115	$(13,019)	$—	$145,721

Total assets	$1,383,754	$716,069	$1,129,883	$653,369	$(573,868)	$3,309,207

Stock compensation	$1,146	$1,105	$800	$2,642	$—	$5,693

Interest expense	$—	$—	$—	$6,042	$—	$6,042

Property additions	$106,354	$8,599	$8,280	$23,825	$—	$147,058

Depreciation and amortization	$19,341	$3,314	$14,180	$4,944	$—	$41,779

	For the thirteen weeks ended March 26, 2011
	(Dollars in thousands )
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$230,627	$271,246	$145,785	$—	$—	$647,658
Intersegment sales	$137,152	$85,503	$31,992	$—	$(254,647)	$—
Net sales	$367,779	$356,749	$177,777	$—	$(254,647)	$647,658

Income before taxes	$74,097	$54,481	$12,180	$(21,609)	$(17,046)	$102,103

Total assets	$913,336	$401,534	$1,290,096	$541,699	$(476,905)	$2,669,760

Stock compensation	$693	$515	$94	$1,015	$—	$2,317

Interest expense	$—	$—	$—	$16,672	$—	$16,672

Property additions	$34,538	$5,230	$9,013	$2,398	$—	$51,179

Depreciation and amortization	$10,717	$2,401	$14,030	$3,505	$—	$30,653

	For the twenty-six weeks ended March 24, 2012
	(Dollars in thousands )
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$753,850	$964,314	$325,104	$—	$—	$2,043,268
Intersegment sales	$6,763	$5,197	$55,575	$—	$(67,535)	$—
Net sales	$760,613	$969,511	$380,679	$—	$(67,535)	$2,043,268

Income before taxes	$177,256	$96,095	$74,863	$(34,564)	$—	$313,650

Total assets	$1,383,754	$716,069	$1,129,883	$653,369	$(573,868)	$3,309,207

Stock compensation	$2,261	$1,875	$1,125	$3,948	$—	$9,209

Interest expense	$—	$—	$—	$12,505	$—	$12,505

Property additions	$193,783	$15,652	$25,415	$32,937	$—	$267,787

Depreciation and amortization	$35,414	$6,410	$27,900	$9,119	$—	$78,843

	For the twenty-six weeks ended March 26, 2011
	(Dollars in thousands )
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$430,221	$597,361	$194,224	$—	$—	$1,221,806
Intersegment sales	$260,881	$154,156	$47,979	$—	$(463,016)	$—
Net sales	$691,102	$751,517	$242,203	$—	$(463,016)	$1,221,806

Income before taxes	$126,813	$53,388	$17,156	$(57,629)	$(25,078)	$114,650

Total assets	$913,336	$401,534	$1,290,096	$541,699	$(476,905)	$2,669,760

Stock compensation	$1,412	$1,016	$113	$1,976	$—	$4,517

Interest expense	$—	$—	$—	$22,730	$—	$22,730

Property additions	$55,883	$10,313	$10,292	$12,340	$—	$88,828

Depreciation and amortization	$20,540	$4,664	$17,441	$6,139	$—	$48,784

4.     Inventories

Inventories consisted of the following (in thousands):

	March 24, 2012	September 24, 2011
Raw materials and supplies	$244,410	$182,811
Finished goods	357,711	489,437
	$602,121	$672,248

At March 24, 2012 the Company had approximately $440.7 million in green coffee purchase commitments, of which approximately 82% had a fixed price. These commitments primarily extend through fiscal 2013. The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.89 per pound at March 24, 2012. In addition to its green coffee commitments, the Company had approximately $276.0 million in fixed price brewer inventory purchase commitments and $591.7 million in production raw materials commitments at March 24, 2012. The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

At March 24, 2012, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
Remainder of 2012	$651,389
2013	180,018
2014	101,191
2015	104,211
2016	107,535
Thereafter	164,041
$1,308,385

5.         Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in	March 24,	September 24,
	Years	2012	2011
Production equipment	1-15	$425,034	$314,149
Coffee service equipment	3-7	59,073	53,319
Computer equipment and software	1-6	100,782	78,377
Land	Indefinite	11,667	8,790
Building and building improvements	4-30	76,844	54,648
Furniture and fixtures	1-15	25,872	21,619
Vehicles	4-5	8,902	7,860
Leasehold improvements	1-20 or remaining life of lease, whichever is less	51,317	35,496
Assets acquired under capital leases	5-15	43,047	—
Construction-in-progress		181,819	147,860

Total fixed assets		$984,357	$722,118

Accumulated depreciation		(191,064)	(142,899)
		$793,293	$579,219

Assets acquired under capital leases, net of accumulated depreciation, were $41.2 million at March 24, 2012.

Total depreciation and amortization expense relating to all fixed assets was $30.2 million and $19.0 million for the thirteen weeks ended March 24, 2012 and March 26, 2011, respectively.  Total depreciation and amortization expense relating to all fixed assets was $55.8 million and $31.0 million for the twenty-six weeks ended March 24, 2012 and March 26, 2011, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use. All assets classified as construction-in-progress on March 24, 2012 are expected to be in productive use within the next twelve months.

6.              Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by segment for the twenty-six weeks ended March 24, 2012 (in thousands):

	SCBU	KBU	CBU	Total
Balance at September 24, 2011	$314,042	$72,374	$402,889	$789,305
Reassignment of Timothy’s goodwill	(17,063)		17,063	—
Foreign currency effect	—	—	12,385	12,385
Balance at March 24, 2012	$296,979	$72,374	$432,337	$801,690

Effective September 25, 2011, Timothy’s is included in the CBU segment. Prior to September 25, 2011, Timothy’s was included in the SCBU segment. This resulted in a re-assignment of goodwill of $17.1 million from the SCBU segment to the CBU segment using a relative fair value approach.  The amount of goodwill reassigned was determined based on the relative fair values of Timothy’s and SCBU.

Indefinite-lived intangible assets included in the CBU operating segment consist of the following (in thousands):

	March 24, 2012	September 24, 2011
Trade names	$100,831	$97,824

Intangible Assets Subject to Amortization

Definite-lived intangible assets consist of the following (in thousands):

		March 24, 2012		September 24, 2011
	Useful Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Acquired technology	4-10	$21,618	$(14,566)	$21,609	$(13,525)
Customer and roaster agreements	8-11	27,301	(15,260)	27,259	(13,723)
Customer relationships	7-16	426,341	(59,832)	418,901	(40,593)
Trade names	9-11	37,868	(7,850)	37,611	(5,919)
Non-compete agreements	2-5	374	(334)	374	(324)
Total		$513,502	$(97,842)	$505,754	$(74,084)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $11.5 million and $11.7 million for the thirteen weeks ended March 24, 2012 and March 26, 2011, respectively.  Total amortization expense was $23.0 million and $17.8 million for the twenty-six weeks ended March 24, 2012 and March 26, 2011, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2012, for each of the next five years and thereafter, is as follows (in thousands):

Remainder of 2012	$23,023
2013	$45,999
2014	$45,388
2015	$43,836
2016	$43,119
2017	$41,724
Thereafter	$172,571

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

In addition, redeemable noncontrolling interests include a non-wholly owned subsidiary included in the Filterfresh business totaling $10.3 million as of September 24, 2011.

8.     Product Warranties

The Company offers a one-year warranty on all Keurig® Single Cup brewers it sells. KBU provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. The Company continues to experience warranty claims consistent with rates experienced over the prior two years.  These rates reflect a later-stage performance issue caused by a component failing at higher-than-anticipated rates. While not a safety concern, when manifested, brewers with this issue operate inconsistently or cease operation at a later stage of the warranty life.  This issue is not presenting itself consistently across all units, and whether or not it occurs depends on a number of variables including brewer usage rate and water quality. Management believes that they identified the root cause of the component failure in 2010 and units produced since January 2011 incorporate an improved component that is expected to substantially eliminate the issue.  While the Company maintains a reserve for product warranty costs based on certain estimates that include the findings relating to this component failure, because this arises in the later part of the warranty period, actual warranty costs may exceed the reserve, and there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this quality issue in future periods. At this time, management believes that the warranty rates used and related reserves are appropriate.

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

The changes in the carrying amount of product warranties for the thirteen and twenty-six weeks ended March 24, 2012 and March 26, 2011, are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Balance, beginning of period	$26,055	$17,691	$14,728	$6,694
Provision charged to income	11,773	4,986	35,820	21,611
Usage	(12,088)	(6,962)	(24,808)	(12,590)
Balance, end of period	$25,740	$15,715	$25,740	$15,715

In addition, for the thirteen weeks ended March 24, 2012, the Company recorded a recovery of $8.1 million under an agreement with a supplier.  The recovery was recorded as a reduction to warranty expense and is not reflected in the provision charged to income in the table above.

9.     Redeemable Noncontrolling Interests

In the CBU segment, a portion of the coffee services business operates through non-wholly owned subsidiaries. The financial statements consolidate entities in which the Company has a controlling financial interest. Redeemable noncontrolling interests may be redeemed by the Company at amounts based on formulas specific to each entity.  The Company classifies redeemable noncontrolling interests outside of shareholders’ equity in the consolidated balance sheet under the caption, Redeemable noncontrolling interests, and measures it at the redemption value at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the noncontrolling interest at its redemption value. Net income attributable to noncontrolling interests reflect the portion of the net income (loss) applicable to the noncontrolling interest partners in the consolidated statement of operations. The net income attributable to noncontrolling interests is classified in the consolidated statements of operations as part of total consolidated net income.  Net income attributable to the Company represents total consolidated net income less net income attributable to noncontrolling interests.

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency. At March 24, 2012, the Company has a four year, $140.0 million Canadian cross currency swap to exchange interest payments and principal on the intercompany note. This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note. In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and twenty-six weeks ended March 24, 2012 was $0.4 million and $0.9 million, respectively.  No additional interest expense was incurred pursuant to the cross currency swap agreement for the thirteen and twenty-six weeks ended March 26, 2011.

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

The following table summarizes the fair value of the Company’s derivatives included in the Consolidated Balance Sheets (in thousands).

	March 24,	September 24,
	2012	2011	Balance Sheet Classification
Derivatives designated as hedges:
Cash Flow Hedges:
Interest rate swaps	$(8,783)	$(10,269)	Other current liabilities
Coffee futures	(1,001)	(424)	Other current liabilities
	(9,784)	(10,693)

Derivatives not designated as hedges:
Cross currency swap	$(5,537)	$(2,324)	Other current liabilities
Interest rate cap	1	34	Other current assets
	$(5,536)	$(2,290)

Total	$(15,320)	$(12,983)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in other comprehensive income (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011
Cash Flow Hedges:
Interest rate swaps	$(80)	$(2,078)	$1,486	$(1,433)
Interest rate cap	—	(392)	—	(392)
Coffee futures	(1,779)	83	(2,216)	83
Total	$(1,859)	$(2,387)	$(730)	$(1,742)

The following table summarizes the amount of gain (loss), gross of tax, reclassified from other comprehensive income to income (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	March 24,	March 26,	March 24,	March 26,	Location of Gain or (Loss) Reclassified
	2012	2011	2012	2011	from OCI into Income
Cash Flow Hedges:
Coffee futures	$(85)	$—	$(334)	$—	Cost of Sales
Total	$(85)	$—	$(334)	$—

The Company expects to reclassify $0.9 million of net losses, net of tax, from other comprehensive income to earnings for coffee derivatives within the next twelve months.

The Company did not enter into any fair value hedges during the thirteen weeks ended March 24, 2012 and March 26, 2011.  The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the twenty-six weeks ended March 24, 2012 and March 26, 2011 (in thousands).

	Twenty-six weeks ended
	March 24, 2012		March 26, 2011
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of gain (loss) recognized in income on derivative
Foreign currency forwards contracts	$(29)	$29	$—	$—	Gain on foreign currency, net

Net gains (losses) on financial instruments not designated as hedges for accounting purposes is as follows (in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011
Net loss on cross currency swap	$(2,076)	$(5,179)	$(3,213)	$(8,831)
Net loss on coffee futures	—	(780)	—	(250)
Net loss on interest rate cap	(36)	—	(33)	—
Net loss on foreign currency option and forward contracts	—	—	—	(3,220)
Total	$(2,112)	$(5,959)	$(3,246)	$(12,301)

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

The following table discloses the level used by fair value measurements at March 24, 2012 (in thousands):

	Fair Value Measurements Using			Balance Sheet
Financial Instrument	Level 1	Level 2	Level 3	Classification
Derivatives	$—	$1	$—	Other current assets
Derivatives	—	(15,321)	—	Other current liabilities
Total	$—	$(15,320)	$—

The following table discloses the level used by fair value measurements at September 24, 2011 (in thousands):

	Fair Value Measurements Using			Balance Sheet
Financial Instrument	Level 1	Level 2	Level 3	Classification
Derivatives	$—	$34	$—	Other current assets
Derivatives	—	(13,017)	—	Other current liabilities
Total	$—	$(12,983)	$—

Derivative financial instruments include coffee futures contracts, interest rate swap and cap agreements, a cross currency swap agreement and foreign currency forward contracts. The Company has identified significant concentrations of credit risk based on the economic characteristics of the instrument that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency forward contracts and the income approach for interest rate and cross currency swap agreements. The Company’s fair value measurements include a credit valuation adjustment for the significant concentrations of credit risk.

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rate curves and spot prices, that are in observable markets. Derivatives recorded on the balance sheet are at fair value with changes in fair value recorded in other comprehensive income for cash flow hedges and in the Consolidated Statements of Operations for fair value hedges and derivatives that do not qualify for hedge accounting treatment.

As of March 24, 2012 the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

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

As of March 24, 2012, the Company had a state net operating loss carryforward of $11.5 million, as well as a $17.7 million state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”).  Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The Company’s income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding tax filing positions, amount and timing of deductions taken, and the allocation of income among various tax jurisdictions. The Company evaluates its potential exposure associated with its various tax filing positions, including any indemnification agreements which may affect them, and records a related liability if necessary. The Company adjusts its liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when new information becomes available.

The total amount of unrecognized tax benefits at March 24, 2012 and September 24, 2011 was $27.7 million and $24.4 million, respectively.  The amount of unrecognized tax benefits at March 24, 2012 that would impact the effective tax rate if resolved in favor of the Company is $20.0 million.  As a result of prior acquisitions, the Company is indemnified for up to $16.6 million of the total reserve balance, and the indemnification is capped at CAD $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications expire through June 2015.

The Company has made an election to recognize interest and penalties accrued on uncertain tax liabilities as interest expense.  The Company does not expect a significant change to the amount of unrecognized tax benefits within the next twelve months.

13.  Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss) net of tax (in thousands):

	March 24,	September 24,
	2012	2011
Net unrealized loss on derivatives classified as cash flow hedges	$(6,102)	$(5,866)
Foreign currency translation adjustment	7,167	(8,709)
Accumulated other comprehensive income (loss)	$1,065	$(14,575)

The favorable translation adjustment change during fiscal 2012 was primarily due to the strengthening of the Canadian dollar against the U.S. dollar. See also Note 10, Derivative Financial Instruments.

14.  Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the twenty-six weeks ended March 24, 2012 and March 26, 2011:

	Twenty-six weeks ended
	March 24,	March 26,
	2012	2011
Average expected life	6 years	6 years
Average volatility	67%	52%
Dividend yield	—	—
Risk-free interest rate	1.39%	2.40%
Weighted average fair value	$32.93	$28.81

Restricted Stock Units and Awards

The Company awards restricted stock units (“RSUs”) to eligible employees which entitle an employee to receive shares of common stock as the units vest based on service.  The Company also grants restricted stock awards (“RSAs”) to eligible employees which entitle an employee to receive shares of common stock as the awards vest based on service.  In general, the receipt of RSUs and RSAs is subject to the employees continuing employment.  RSUs and RSAs are reserved for issuance under the Company’s 2006 Incentive Plan.  The fair value of RSUs and RSAs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense is recognized ratably over the service period.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the twenty-six weeks ended March 24, 2012 and March 26, 2011:

	Twenty-six weeks ended
	March 24,	March 26,
	2012	2011
Average expected life	6 months	6 months
Average volatility	53%	43%
Dividend yield	—	—
Risk-free interest rate	0.03%	0.20%
Weighted average fair value	$13.98	$10.21

For the thirteen weeks ended March 24, 2012 and March 26, 2011, stock compensation related to the above plans was $5.7 million and $2.3 million, respectively. For the twenty-six weeks ended March 24, 2012 and March 26, 2011, stock compensation related to the above plans was $9.2 million and $4.5 million, respectively.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Code and which allows participants to defer compensation until a future date.  Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan.  For the thirteen weeks ended March 24, 2012 and March 26, 2011, $0.03 million and $0.1 million of compensation expense was recorded under this Plan, respectively; and for each of the twenty-six week periods ended March 24, 2012 and March 26, 2011, $0.1 million of compensation expense was recorded under this Plan.

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

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-MBB) for patent infringement related to Rogers’ sale of “San Francisco Bay” beverage cartridges for use with Keurig® brewers. The suit alleges that the “San Francisco Bay” cartridges violate Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138). Keurig seeks an injunction prohibiting Rogers from selling these cartridges, as well as money damages.

On January 24, 2012, Teashot, LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-c v-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup® packs containing tea.  The suit alleges that the Company, Keurig and Starbucks are violating a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to its Manufacturing,

Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On March 13, 2012, the Company and Keurig, for themselves and Starbucks, filed an answer with the court, generally denying all of Teashot’s allegations.  The Company and Keurig, for themselves and Starbucks, intend to vigorously defend this lawsuit.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

SEC Inquiry

As first disclosed on September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company. The Company is cooperating fully with the SEC staff’s inquiry.

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to two putative securities fraud class actions and two putative stockholder derivative actions.  The first consolidated putative securities fraud class action commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.  The second putative securities fraud class action was filed on November 29, 2011.  A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of four separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were, filed on February 10, 2012 and March 2, 2012, respectively.  In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss. In accordance with the stipulated briefing schedule, Plaintiffs filed their Second Consolidated Amended Complaint on April 30, 2012.  The Company’s motion to dismiss is due on June 14, 2012.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The plaintiff’s complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the

Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants and Section 20(a) of the Exchange Act against the officer defendants. The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011. The complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  The complaint in Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al. has not yet been served on the Company.  The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233,premised on the same allegations asserted in the in the putative securities class action complaints described above is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, contribution and indemnification, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action. On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the putative securities fraud class action or the putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County and is premised on the same allegations alleged in the first consolidated putative securities fraud class action.  The complaint is asserted nominally on behalf of the Company against certain of its directors and officers.  The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.   The complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the first putative securities fraud class action.  The action remains stayed pending the federal court’s decision on the Company’s pending motion to dismiss the Second Consolidated Amended Complaint in the first putative securities fraud class action.

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

During the thirteen weeks ended March 24, 2012 and March 26, 2011, Heritage Flight billed the Company the amounts of $0.2 million and $0.2 million, respectively, for travel services to various employees of the Company.  During the twenty-six weeks ended March 24, 2012 and March 26, 2011, Heritage Flight billed the Company the amounts of $0.4 million and $0.3 million, respectively, for travel services to various employees of the Company.

17.  Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$93,031	$65,372	$197,445	$67,784
Denominator:
Basic weighted average shares outstanding	155,049,294	141,784,994	154,876,465	141,579,543
Effect of dilutive securities - stock options	4,325,251	5,773,601	4,491,677	5,730,821
Diluted weighted average shares outstanding	159,374,545	147,558,595	159,368,142	147,310,364

Basic net income per common share	$0.60	$0.46	$1.27	$0.48
Diluted net income per common share	$0.58	$0.44	$1.24	$0.46

For the thirteen and twenty-six weeks ended March 24, 2012, options to purchase 417,000 and 386,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and twenty-six weeks ended March 26, 2011, options to purchase 514,000 and 507,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Overview

We are a leader in the specialty coffee and overall coffee maker businesses.  We roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified TM , certified organic, flavored, limited edition and proprietary blends offered in K-Cup® and Vue TM packs (“single serve packs”), whole bean and ground coffee selections, as well as other specialty beverages including tea, hot apple cider fruit brew and hot cocoa also offered in single serve packs. In addition, we manufacture and sell the Keurig® Single Cup Brewer systems for use with single serve packs.  The brands include:

•                  Arbuckle®

•                  Barista Prima®

•                  Bigelow®

•                  Brûlerie Mont-Royal®

•                  Brûlerie St. Denis®

•                  Café Adagio®

•                  Café Escapes®

•                  Caribou Coffee®

•                  Celestial Seasonings®

•                  Coffee People®

•                  Diedrich Coffee®

•                  Distinction®

•                  Donut House Collection®

•                  Dunkin’ DonutsTM

•                  Emeril’s®

•                  Folgers Gourmet Selections®

•                  Gloria Jean’s®

•                  Green Mountain Coffee®

•                  Green Mountain Naturals®

•                  Kahlua®

•                  McQuarry™

•                  Millstone®

•                  Newman’s Own®  Organics

•                  Orient Express®

•                  Promenade™

•                  Red Carpet™

•                  revv®

•                  Starbucks®

•                  Swiss Miss®

•                  Tazo®

•                  Timothy’s®

•                  TK™

•                  Tully’s®

•                  Twinings® of London

•                  Van Houtte®

•                  Wolfgang Puck®

The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kahlua®, Millstone®, Newman’s Own® Organics, Starbucks®, Swiss Miss®, Tazo®, Twinings® of London, and Wolfgang Puck® brands are available through relationships we have with their respective brand owners.  Each of these brands is property of their respective owners and is used with permission.

Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single cup specialty coffee. This growth has been driven by the wider availability of high-quality coffee, the emergence of upscale coffee shops throughout North America, and the general level of consumer knowledge of, and appreciation for, coffee quality and variety. The Company has been benefiting from this overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

On February 15, 2012, we announced the expansion of our line of Keurig® Single Cup Brewers with the addition of our Keurig® Vue™ brewer.  The new Vue™ brewer, paired with new Vue™ packs, maintains the simplicity and convenience of our existing Keurig® K-Cup® system with added customizable features so consumers have control over the strength, size, and temperature of their beverages. The Keurig® Vue™ V700 brewer is the first of a planned Vue™ Series for home use and became available for purchase in Bed Bath and Beyond stores nationwide in March 2012 and on GMCR’s two consumer-direct websites (http://www.greenmountaincoffee.com and http://www.keurig.com) in April 2012.  The Vue™ V700 brewer and associated Vue™ packs will become more widely available in a variety of retail stores over the coming months.  We plan to make available a commercial Vue™ brewer for the away-from-home workplace through distributors of Keurig products in the fall of 2012.  This platform will incorporate Vue™ packs embedded with Radio Frequency Identification technology, which is designed to simplify the brewing experience and ensure beverages are of the highest quality and consistency for those users who may not be familiar with the brewer.  In the second fiscal quarter of 2012 net sales from Keurig® Vue™ brewers and Vue™ packs were not material.

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs. As part of this strategy, we work to sell our At Home (“AH”) brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable single serve packs. In addition, we have license agreements with Breville Group Limited, Jarden Inc., producer of Mr. Coffee® brand coffee makers, and Conair, Inc., producer of Cuisinart® brand coffee makers, under which each produce, market and sell coffee makers co-branded with Keurig-brewing technology. The fundamental nature of our business model, we believe, is that over time, brewers will continue to contribute a smaller percentage of total revenue relative to single serve packs leading to higher overall operating margins.

In recent years, our growth has been driven predominantly by the growth and adoption of the Keurig® Single Cup Brewing system which includes sales of K-Cup® packs and Keurig® Single Cup Brewers.

We periodically conduct consumer surveys to understand better our consumers’ preferences and behaviors. In recent Company surveys, we have learned that consumers prefer our Keurig® Single Cup Brewing systems for three main reasons (which we see as our competitive advantages):

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

3.                     Choice — with more than 200 varieties of K-Cup® and, recently launched Vue TM packs available for the system many consumers enjoy exploring and trying new brands.  In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas and coffees, hot cocoa and other dairy-based beverages, in single serve packs.

We believe it’s the combination of these attributes that make the Keurig® Single Cup Brewing systems so appealing to so many consumers.

We are focused on building our brands and profitably growing our business. We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single cup coffee, tea, and other beverages and selectively pursuing other synergistic opportunities, including strategic acquisitions. Between 2008 and 2010, we completed acquisitions of four licensed roasters to ensure adequate capital investment in the growth and expansion of K-Cup® packs and to better serve our consumers by further strengthening our diverse distribution channels.

We continue to examine opportunities for partnerships with other strong international, national and /or regional brands to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems.

In February 2011, we entered into a multi-year manufacturing and distribution agreement under which GMCR manufactures K-Cup® packs for Dunkin’ Brands, Inc. using coffee sourced and roasted to Dunkin’ Donuts’ exacting specifications. Dunkin’ K-Cup® packs became available at participating Dunkin’ Donuts™ restaurants in August of 2011.  This agreement was amended in February 2012 to include Vue™ packs.

In March 2011, we entered into a strategic multi-year relationship for the manufacturing, marketing, distribution and sale of Starbucks® coffee and Tazo® tea branded K-Cup® packs.  In November 2011, Starbucks and GMCR began making Starbucks K-Cup® packs available through food, drug, mass merchandisers, club, specialty and department store retailers throughout the U.S.  Recently, the companies made Starbucks K-Cup® packs available through one of GMCR’s consumer-direct websites: www.keurig.com, and Starbucks consumer-direct website: www.starbucksstore.com.  In March 2012, we expanded the scope of this relationship, primarily to provide for the manufacturing, marketing, distribution and sale of Starbucks® coffee and Tazo® tea branded Vue™ packs, in addition to K-Cup® packs. Starbucks introduced Starbucks K-Cup® packs to retail stores in Canada during the second quarter of fiscal 2012. Looking ahead, Starbucks has agreed to expand Starbucks K-Cup® packs and Keurig® Single Cup Brewing system distribution to Starbucks stores in the U.S. and Canada in the latter part of fiscal 2012.  In addition, we expect to distribute Starbucks Vue™  packs in specialty, department store, and mass retailers in the U.S. as well as on our consumer direct websites by the fall of 2012.

In addition to expanding consumer choice in the system, we believe these relationships fuel excitement for current Keurig owners and users, raise system awareness, and attract new consumers to the system.

We are focused on continued innovation both in single serve brewing systems and beverage development.  We are working with Luigi Lavazza S.p.A. (“Lavazza”) to co-develop a new single-serve espresso machine for North American consumers that we believe would complement our Keurig® Single Cup Brewers.

We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding sales in high-growth industry segments such as single cup coffee, tea, and other beverages and selectively pursuing other synergistic opportunities. Management is focused on executing on the above-stated growth strategy to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for our proprietary single serve packs or other packs related to new brewer platforms.

For the second fiscal quarter of 2012, our net sales of $885.1 million represented growth of 37% over the second fiscal quarter of 2011 (“the prior year period”).  Approximately 90% of our second quarter consolidated net sales were attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories. The primary drivers of second quarter of fiscal 2012 net sales growth compared to the prior year period were:

•               A 59% increase in net sales attributed to single serve pack sales which totaled $655.0 million in the second quarter of fiscal 2012;

•               A 21% increase in net sales attributed to Keurig® Single Cup Brewers and accessory net sales which totaled $140.2 million in the second quarter of fiscal 2012;

•               An increase in net sales of approximately $50.2 million due to price increases on K-Cup® packs during fiscal 2011 to offset higher green coffee and other input costs which are included in the amounts above.

In the second quarter of fiscal 2012, our gross margin declined to 35.4% from 37.5% in the prior year period due to (i) a combination of under-utilization of our current manufacturing base as a result of lower than expected K-Cup® pack demand and the resulting efforts to reduce K-Cup® pack inventories, which together increased average labor and overhead costs per K-Cup® pack, (ii) higher green coffee costs, (iii) a higher write-down of finished product and anticipated obsolescence of raw material inventory due to lower than anticipated sales of seasonal and certain coffee products, and (iv) an increase in warranty expense over the prior year quarter, which benefited from a program introduced to reduce the cost of the brewers used for warranty replacement.  The decrease in gross margin was partially offset by the net price realization from price increases taken in fiscal 2011 to offset higher green coffee and other input costs, and an increase due to a recovery under an agreement with a supplier for certain brewer warranty indemnification.

During the second quarter of fiscal 2012, our selling, operating, and general and administrative expense (“SG&A”) increased 33% to $163.4 million from $123.2 million.  We leveraged general and administrative expenses on a higher sales base.  As a result of the decline in our gross margin, our operating margin declined to 16.9% from 18.5% in the second quarter of fiscal 2012 compared to the prior year period.

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

We offer a one-year warranty on all Keurig® Single Cup Brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized. In addition, sales of Keurig® Single Cup Brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  We continue to experience warranty claims consistent with rates experienced over the prior two years.  We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate, and our products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty or sales returns rates to possibly fluctuate going forward, so that they may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

We generated $235.5 million in cash from operations during the second quarter of fiscal 2012 as compared to $75.7 million in the same period last year.  During the second quarter of fiscal 2012, we primarily used cash to reduce our borrowings under our revolving lines of credit by $75.2 million and fund capital expenditures of $102.7 million.

We consistently analyze our short-term and long-term cash requirements to continue to grow the business. We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

Business Segments

We currently manage our operations through three operating segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”). See Note 3, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Quarterly Report.

Management evaluates the performance of the Company’s operating segments based on several factors, including net sales and income before taxes. Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Income before taxes represents earnings before income taxes and includes intersegment interest income and expense and transfer pricing on intersegment sales.  The Company’s manufacturing operations occur within the SCBU and CBU segments, however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group. Expenses related to certain centralized administrative functions including accounting and information system technology are allocated to the operating segments. Expenses not specifically related to an operating segment are recorded in the “Corporate” segment. Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors.

Effective with the beginning of our third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of single serve packs, thus removing the need to eliminate royalty income during the financial consolidation process. Prior to the third quarter of fiscal 2011, we recorded intersegment sales and purchases of brewer and K-Cup® packs at a markup.  During the third quarter of fiscal 2011, we unified the standard costs of brewer and K-Cup® pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® packs at new unified standard costs. This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.  These changes were not retrospectively applied.

Effective at the beginning of fiscal year 2012, we changed our organizational structure to align certain portions of our business by geography. Prior to fiscal 2012, sales and operations associated with the Timothy’s brand were included in our SCBU segment and a portion of the AH single cup business with retailers in Canada was included in the KBU segment.  Under the new structure, Timothy’s and all of the AH single cup business with retailers in Canada are included in the CBU segment.  In addition, effective September 25, 2011, single serve pack and brewer inventories are now transferred directly between SCBU and KBU.  Intersegment sales are no longer transacted between SCBU and KBU.

Selected financial data for segment results for the thirteen and twenty-six weeks ended March 26, 2011 have been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with generally accepted accounting principles (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP diluted earnings per share.  These non-GAAP measures exclude transaction expenses related to our acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition; any gain from the sale of Filterfresh U.S. based coffee services business; legal and accounting expenses related to the SEC inquiry and pending litigation; and non-cash related items such as amortization of identifiable intangibles, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

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

Acquisitions and Divestitures

On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or “Filterfresh” business were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash. Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million.

On December 17, 2010, we acquired the Van Houtte business through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for approximately USD $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and the Company’s credit facility.

Van Houtte is reported in the CBU segment, as was Filterfresh, prior to being sold.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Twenty-six weeks ended
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6%	62.5%	68.2%	68.4%
Gross profit	35.4%	37.5%	31.8%	31.6%

Selling and operating expenses	12.6%	12.3%	12.4%	12.9%
General and administrative expenses	5.9%	6.7%	5.0%	7.0%
Operating income	16.9%	18.5%	14.5%*	11.7%

Other income (expense), net	0.1%	0.2%	0.1%	0.1%
Loss on financial instruments, net	(0.2)%	(0.9)%	(0.2)%	(1.0)%
Gain on foreign currency, net	0.4%	0.6%	0.3%	0.5%
Gain on sale of subsidiary	—	—	1.3%	—
Interest expense	(0.7)%	(2.6)%	(0.6)%	(1.9)%
Income before income taxes	16.5%	15.8%	15.4%	9.4%

Income tax expense	(5.9)%	(5.6)%	(5.7)%	(3.8)%
Net Income	10.5%*	10.2%	9.7%	5.6%

Net income attributable to noncontrolling interests	0.0%	0.1%	0.0%	0.0%

Net income attributable to GMCR	10.5%	10.1%	9.7%	5.5%*

* Does not sum due to rounding.

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011
SCBU	$385.3	$230.6	$753.9	$430.2
KBU	362.8	271.3	964.3	597.4
CBU	137.0	145.8	325.1	194.2
Corporate	—	—	—	—
Total Company	$885.1	$647.7	$2,043.3	$1,221.8

	Income before taxes (in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011
SCBU	$92.9	$74.1	$177.2	$126.8
KBU	52.7	54.5	96.1	53.4
CBU	13.1	12.2	74.8	17.2
Corporate	(13.0)	(21.6)	(34.5)	(57.6)
Inter-company eliminations	—	(17.1)	—	(25.1)
Total Company	$145.7	$102.1	$313.6	$114.7

Thirteen weeks ended March 24, 2012 versus thirteen weeks ended March 26, 2011

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Thirteen weeks ended
	March 24,	March 26,	$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Single Serve Packs	$655.0	$411.8	$243.2	59%
Brewers and Accessories	140.2	116.2	24.0	21%
Other Products and Royalties	89.9	119.7	(29.8)	(25)%
Total Net Sales	$885.1	$647.7	$237.4	37%

Net sales for the second quarter of fiscal 2012 increased 37% to $885.1 million, up from $647.7 million reported in the prior year period.  The primary drivers of the increase in the Company’s net sales were a 59%, or $243.2 million, increase in total single serve pack net sales, a 21%, or $24.0 million, increase in Keurig® Single Cup Brewer and accessory sales, and a 25%, or $29.8 million, net decrease in other products and royalties primarily as a result of the sale of Filterfresh on October 3, 2011.

The increase in single serve pack net sales was driven by a 47 percentage point increase in sales volume and a 12 percentage point increase in K-Cup® pack net price realization due to price increases implemented during fiscal 2011 to offset higher green coffee and other input costs.

SCBU

SCBU segment net sales increased by $154.7 million, or 67%, to $385.3 million in the second quarter of fiscal 2012 as compared to $230.6 million in the prior year period.  The increase is due primarily to a $159.3 million, or 83%, increase related to the sale of K-Cup® packs.

KBU

KBU segment net sales increased by $91.5 million, or 34%, to $362.8 million in the second quarter of fiscal 2012 as compared to $271.3 million in the prior year period.  The increase is due primarily to a $73.5 million, or 45%, increase related to the sale of K-Cup® packs and a $17.3 million, or 17%, increase related to the sale of Keurig® Single Cup Brewers and accessories.

CBU

CBU segment net sales decreased by $8.8 million, or 6%, to $137.0 million in the second quarter of fiscal 2012 as compared to $145.8 million in the prior year period.  The decrease is attributable to the sale of Filterfresh on October 3, 2011, which contributed $30.8 million in sales in the prior year period, offset by an increase in net sales of $22.0 million due primarily to a $15.7 million, or 32%, increase related to the sale of K-Cup® packs and a $6.2 million, or 81%, increase related to the sale of Keurig® Single Cup Brewers and accessories.  Effective September 25, 2011, the beginning of our first quarter of fiscal 2012, Timothy’s and all AH single-cup business with retailers in Canada are included in the CBU segment. Prior to September 25, 2011, Timothy’s was included in the SCBU segment and a portion of the AH single cup business with retailers in Canada was included in the KBU segment. The $145.8 million in net sales in the prior period has been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

Gross Profit

Gross profit for the second quarter of fiscal 2012 was $313.0 million, or 35.4% of net sales as compared to $242.9 million, or 37.5% of net sales, in the prior year period.  Gross margin declined approximately (i) 290 basis points due to a combination of under-utilization of our current manufacturing base as a result of lower than expected K-Cup® pack demand and the resulting efforts to reduce K-Cup® pack inventories, which together increased average labor and overhead costs per K-Cup® pack, (ii) 170 basis points due to higher green coffee costs, (iii) 150 basis points due to a higher write down of finished product and anticipated obsolescence of raw material inventory due to lower than anticipated sales of seasonal and certain coffee products, and (iv) 50 basis points due to an increase in warranty expense over the prior year quarter, which benefited from a program introduced to reduce the cost of the brewers used for warranty replacement.  The decrease in gross margin was partially offset by a 390 basis point increase due to the net price realization from price increases taken in fiscal 2011 to offset higher green coffee and other input costs, and a 90 basis point increase due to a recovery under an agreement with a supplier for certain brewer warranty indemnification.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased 33% to $163.4 million in the second quarter of fiscal 2012 from $123.2 million in the prior year period.  As a percentage of sales, SG&A improved to 18.5% in the second quarter of fiscal 2012 from 19.0% in the prior year period.  During the second quarter of fiscal 2012, we leveraged general and administrative expenses on a higher sales base.  The increase in SG&A over the prior year period is primarily attributed to an additional $11.5 million of advertising and certain marketing expenses, $5.4 million of additional corporate social responsibility expenses, $3.6 million of additional salaries and related expenses and $3.1 million of additional consulting expenses compared to the prior year period.

Gain (Loss) on Financial Instruments

We incurred $2.1 million in net losses on financial instruments not designated as hedges for accounting purposes during the second quarter of fiscal 2012 as compared to $6.0 million in net losses during the prior year period.  The net losses were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Foreign Currency Exchange Gain (Loss), Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the second quarter of fiscal 2012, we incurred a net foreign currency gain of approximately $3.6 million as compared to a net gain of $4.0 million during the prior year period. The net foreign currency exchange gains primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries.

Interest Expense

Interest expense was $6.0 million in the second quarter of fiscal 2012, as compared to $16.7 million in the prior year period.  The decrease is primarily attributed to a decline in the average outstanding debt in the second quarter of fiscal 2012 over the second quarter of fiscal 2011.  This decline in average outstanding debt was primarily due to the May 2011 $688.9 million equity offering and concurrent private placement to Lavazza, which was largely used to repay a portion of our outstanding debt under our credit facility.  In addition, interest expense declined due to lower interest rates as a result of the amendment to our credit agreement in the third quarter of fiscal 2011.

Income Taxes

Our effective income tax rate was 36.0% for the second quarter of fiscal 2012 as compared to a 35.5% effective tax rate for the prior year period.  The lower rate in the second quarter of fiscal 2011 is primarily attributable to the safe harbor deduction of 70% of success-based acquisition fees we paid in the Van Houtte acquisition, which resulted in approximately $2.2 million of income tax benefit during the second quarter of fiscal 2011.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the second quarter of fiscal 2012 was $93.0 million, an increase of $27.6 million or 42%, as compared to $65.4 million in the prior year period.

Non-GAAP net income, when excluding transaction-related expenses related to the Company’s acquisitions; legal and accounting expenses related to the SEC inquiry and pending litigation; and non-cash related items such as amortization of identifiable intangibles, increased 42% to $101.7 million for the second quarter of fiscal 2012 from $71.5 million non-GAAP net income in the prior year period.

Diluted weighted average shares outstanding, as of March 24, 2012, increased 8% over the prior year period primarily due to the issuance of approximately 10.1 million shares on May 11, 2011 in a public offering and concurrent private placement to Lavazza pursuant to its preemptive rights.

Diluted EPS was $0.58 per share in the second quarter of fiscal 2012, as compared to $0.44 per share in the prior year period.

Non-GAAP diluted EPS was $0.64 per share in the second quarter of fiscal 2012, as compared to $0.48 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended March 24, 2012 and March 26, 2011 (in thousands, except per share data):

	Thirteen weeks ended
	March 24, 2012	March 26, 2011
Net income attributable to GMCR	$93,031	$65,372
After tax:
Acquisition-related expenses (1)	—	(1,858)
Expenses related to SEC inquiry (2)	713	249
Amortization of identifiable intangibles (3)	7,933	7,763
Non-GAAP net income attributable to GMCR	$101,677	$71,526

	Thirteen weeks ended
	March 24, 2012		March 26, 2011
Diluted income per share	$0.58		$0.44
After tax:
Acquisition-related expenses (1)	—		(0.01)
Expenses related to SEC inquiry (2)	0.00		0.00
Amortization of identifiable intangibles (3)	0.05		0.05
Non-GAAP net income per share	$0.64	*	$0.48

* Does not sum due to rounding.

(1)                Represents direct acquisition-related expenses of $1.9 million ($1.2 million after-tax). In addition, the Company recognized a tax benefit of $3.0 million related to the reversal of certain nondeductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 that were deemed deductible in accordance with tax regulations enacted in the second quarter of fiscal 2011. This tax benefit was reversed for purposes of this non-GAAP table.

(2)                Represents legal and accounting expenses, net of income taxes of $0.4 million and $0.2 million for the thirteen weeks ended March 24, 2012 and March 26, 2011, respectively, related to the SEC inquiry and pending litigation classified as general and administrative expense. Income taxes were calculated at the Company’s effective tax rate.

(3)                Represents the amortization of intangibles, net of income taxes of $3.6 million and $3.9 million for the thirteen weeks ended March 24, 2012 and March 26, 2011, respectively, related to the Company’s acquisitions classified as general and administrative expense. Income taxes were calculated at the Company’s deferred tax rates.

Twenty-six weeks ended March 24, 2012 versus twenty-six weeks ended March 26, 2011

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Twenty-six weeks ended
	March 24,	March 26,	$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Single Serve Packs	$1,370.7	$744.7	$626.0	84%
Brewers and Accessories	470.6	304.2	166.4	55%
Other Products and Royalties	202.0	172.9	29.1	17%
Total Net Sales	$2,043.3	$1,221.8	$821.5	67%

Net sales for the twenty-six weeks ended March 24, 2012 (the “2012 YTD period”) increased 67% to $2,043.3 million, up from $1,221.8 million reported for the twenty-six weeks ended March 26, 2011 (“the prior YTD period”).  The primary drivers of the increase in the Company’s net sales were an 84%, or $626.0 million, increase in total single serve pack net sales, a 55%, or $166.4 million, increase in Keurig® Single Cup Brewer and accessory sales, and a 17%, or $29.1 million, net increase in other products and royalties primarily as a result of the Van Houtte acquisition.

The increase in single serve pack net sales was driven by a 62 percentage point increase in sales volume, a 16 percentage point increase in K-Cup® pack net price realization due to price increases implemented during fiscal 2011 to offset higher green coffee and other input costs, and a 6 percentage point increase in K-Cup® pack net sales due to the acquisition of Van Houtte.

SCBU

SCBU segment net sales increased by $323.7 million, or 75%, to $753.9 million in the 2012 YTD period as compared to $430.2 million in the prior YTD period.  The increase is due primarily to a $332.5 million, or 96%, increase related to the sale of K-Cup® packs.

KBU

KBU segment net sales increased by $366.9 million, or 61%, to $964.3 million in the 2012 YTD period as compared to $597.4 million in the prior year YTD period.  The increase is due primarily to a $238.3 million, or 75%, increase related to the sale of K-Cup® packs and a $131.4 million, or 49%, increase related to the sale of Keurig® Single Cup Brewers and accessories.

CBU

For the 2012 YTD period, CBU segment net sales were $325.1 million as compared to $194.2 million in the prior YTD period. The increase is due to a $61.3 million, or 82%, increase related to the sale of K-Cup® packs, a $33.5 million, or 154%, increase related to the sale of Keurig® Single Cup Brewers and accessories, and a $67.1 million, or 104%, increase related to other products, partially offset by a $31.0 million decrease due to the sale of Filterfresh on October 3, 2011. Effective September 25, 2011, the beginning of fiscal 2012, Timothy’s and all AH single cup business with retailers in Canada are included in the CBU segment. Prior to September 25, 2011, Timothy’s was included in the SCBU segment and a portion of the AH single cup business with retailers in Canada was included in the KBU segment. The $194.2 million in net sales in the prior YTD period has been recast to reflect Timothy’s and the AH single cup business with retailers in

Canada in the CBU segment.  Excluding these segment changes, the Van Houtte acquisition increased net sales by $94.6 million compared to the prior YTD period.

Gross Profit

Gross profit for the 2012 YTD period was $649.6 million, or 31.8% of net sales, as compared to $386.5 million, or 31.6% of net sales, in the prior year period. We implemented price increases on K-Cup® packs during fiscal 2011 to offset higher green coffee and other input costs. The impact of these price increases improved gross margin by approximately 430 basis points. Gross margin declined approximately (i) 220 basis points due to a combination of under-utilization of our current manufacturing base as a result of lower than expected K-Cup® pack demand and the resulting efforts to reduce K-Cup® pack inventories, which together increased average labor and overhead costs per K-Cup® pack, (ii) 210 basis points due to higher green coffee costs, and (iii) 90 basis points due to a higher write down of finished product and anticipated obsolescence of raw material inventory due to lower than anticipated sales of seasonal and certain coffee products.

Selling, Operating, General and Administrative Expenses

SG&A increased 45% to $354.2 million in the 2012 YTD period from $243.6 million in the prior YTD period. As a percentage of sales, SG&A expenses improved to 17.3% in the 2012 YTD period from 19.9% in the prior YTD period.  During the 2012 YTD period, we leveraged general and administrative expenses on a higher sales base.

Including the acquisition of Van Houtte, SG&A expenses increased due to $38.4 million of additional advertising and certain marketing expenses, $22.6 million of additional salaries and related expenses and $9.9 million of additional corporate social responsibility expense.  In addition, the increase in SG&A expenses was offset by a decrease in general and administrative expenses of $10.6 million in transaction-related expenses primarily due to the Van Houtte acquisition and $4.6 million in legal and accounting expenses associated with the SEC inquiry, the Company’s internal investigation and pending litigation.  As a result of the acquisition of Van Houtte on December 17, 2010, SG&A expenses incurred in the 2012 YTD period include twenty-six weeks for Van Houtte as compared to fourteen weeks in the prior YTD period representing an increase of $35.6 million.

Gain (Loss) on Financial Instruments

We incurred $3.2 million in net losses on financial instruments not designated as hedges for accounting purposes during the 2012 YTD period as compared to $12.3 million in net losses during the prior YTD period.  For the 2012 YTD period, the net loss was primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.  For the prior YTD period, we incurred net losses of approximately $3.2 million in derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition and an $8.8 million net loss on the fair value adjustment on our cross currency swap.

Foreign Currency Exchange Gain (Loss), Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the 2012 YTD period, we incurred a net foreign currency gain of approximately $6.3 million as compared to a net gain of $5.6 million during the prior YTD period. The net foreign currency exchange gains primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries.

Gain on Sale of Subsidiary

On October 3, 2011, we sold all the outstanding shares of the Filterfresh business resulting in a gain of $26.3 million.

Interest Expense

Interest expense was $12.5 million in the 2012 YTD period, as compared to $22.7 million in the prior YTD period.  The decrease is primarily attributed to a decline in the average outstanding debt in the 2012 YTD period over the prior YTD period. This decline in average outstanding debt was primarily due to the May 2011 $688.9 million equity offering and concurrent private placement to Lavazza, which was largely used to repay a portion of our outstanding debt under our credit facility.  In addition, interest expense declined due to lower interest rates as a result of the amendment to our credit agreement in the third quarter of fiscal 2011.

Income Taxes

Our effective income tax rate was 36.9% for the 2012 YTD period as compared to a 40.5% effective tax rate in the prior YTD period.  The higher effective rate in the prior YTD period is attributed to the recognition of non-deductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 for the Van Houtte acquisition, which closed during the Company’s first quarter of fiscal 2011.  The higher effective tax rate was offset with a $2.2 million income tax benefit recognized in the second quarter of fiscal 2011 related to success-based acquisition fees we paid in the Van Houtte acquisition.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the 2012 YTD period was $197.4 million, an increase of $129.6 million or 191%, as compared to $67.8 million in the prior YTD period.

Non-GAAP net income, when excluding transaction-related expenses related to the Company’s acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition and the write-off of deferred financing expenses as part of debt financing; any gain from the sale of Filterfresh U.S. based coffee services business; legal and accounting expenses related to the SEC inquiry and pending litigation; and non-cash related items such as amortization of identifiable intangibles, increased 102% to $197.7 million for the 2012 YTD period from $97.9 million non-GAAP net income in the prior YTD period.

Diluted weighted average shares outstanding increased 8% primarily due to the issuance of approximately 10.1 million shares on May 11, 2011 from a public offering and concurrent private placement to Lavazza pursuant to its preemptive rights.

Diluted EPS was $1.24 per share in the 2012 YTD period, as compared to $0.46 per share in the prior YTD period.

Non-GAAP diluted EPS was $1.24 per share in the 2012 YTD period, as compared to $0.66 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the twenty-six weeks ended March 24, 2012 and March 26, 2011 (in thousands, except per share data):

	Twenty-six weeks ended
	March 24, 2012	March 26, 2011
Net income attributable to GMCR	$197,445	$67,784
After tax:
Acquisition-related expenses (1)	—	14,524
Expenses related to SEC inquiry (2)	1,130	3,929
Amortization of identifiable intangibles (3)	15,782	11,655
Gain on sale of subsidiary (4)	(16,685)	—
Non-GAAP net income attributable to GMCR	$197,672	$97,892

	Twenty-six weeks ended
	March 24, 2012		March 26, 2011
Diluted income per share	$1.24		$0.46
After tax:
Acquisition-related expenses (1)	—		0.10
Expenses related to SEC inquiry (2)	0.01		0.03
Amortization of identifiable intangibles (3)	0.10		0.08
Gain on sale of subsidiary (4)	(0.10)		—
Non-GAAP net income per share	$1.24	*	$0.66	*

* Does not sum due to rounding.

(1)                Represents direct acquisition-related expenses of $10.6 million ($9.8 million after-tax); the write-off of deferred financing expenses as part of new debt financing of $2.6 million ($1.6 million after-tax); and the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition of $5.3 million ($4.0 million after-tax). In addition, the Company recognized a $2.1 million tax expense related to the reversal of nondeductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 and a $3.0 million tax benefit related to the reversal of certain nondeductible acquisition-related expenses incurred during the Company’s fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 that were deemed deductible in accordance with tax regulations enacted in the second quarter of fiscal 2011. This combined tax affect was reversed for purposes of this non-GAAP table.

(2)                Represents legal and accounting expenses, net of income taxes of $0.7 million and $2.5 million for the twenty-six weeks ended March 24, 2012 and March 26, 2011, respectively, related to the SEC inquiry and pending litigation classified as general and administrative expense. Income taxes were calculated at the Company’s effective tax rate.

(3)                Represents the amortization of intangibles, net of income taxes of $7.2 million and $6.1 million for the twenty-six weeks ended March 24, 2012 and March 26, 2011, respectively, related to the Company’s acquisitions classified as general and administrative expense. Income taxes were calculated at the Company’s effective tax rate.

(4)                Represents the gain recognized on the sale of Filterfresh, net of income taxes of $9.6 million. Income taxes were calculated at the Company’s effective tax rate.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and acquisitions from operations, equity offerings and borrowings under our credit facilities. At March 24, 2012, we had $441.2 million in debt outstanding, $146.0 million in cash and cash equivalents and $663.7 million of working capital (including cash).  At September 24, 2011, we had $582.6 million in debt outstanding, $13.0 million in cash and cash equivalents and $660.2 million of working capital (including cash).

Operating Activities:

Net cash provided by (used in) operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, provision for sales returns and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities during the twenty-six weeks ended March 24, 2012 was $370.2 million as compared to $125.4 million for the same period last year.  Operations generated $197.9 million in net income for the twenty-six weeks ended March 24, 2012. Significant changes in assets and liabilities affecting net cash provided by operating activities were a $72.7 million decrease in inventories and a $65.0 million increase in income taxes payable/receivable offset by an increase in accounts receivable of $55.5 million.  The increase in accounts receivable and incomes taxes payable is primarily attributable to sales volume and profitability. Inventory levels at March 24, 2012 are consistent with levels at the end of the first quarter of fiscal 2012 and have declined from fiscal 2011 year-end levels which are historically higher in advance of the holiday season. In addition, significant non-cash items consisted of $78.8 million in depreciation and amortization, $67.4 million provision for sales returns offset by a $28.9 million gain, excluding transaction costs, from the sale of Filterfresh. The provision for sales returns is consistent as a percentage of sales for the twenty-six weeks ended March 24, 2012 and March 26, 2011.

Investing Activities:

Investing activities primarily include acquisitions and dispositions of businesses along with capital expenditures for equipment and building improvements.

Cash flows used in investing activities for the twenty-six weeks ended March 24, 2012 included $137.7 million received from the sale of Filterfresh. On October 3, 2011, we sold all the outstanding shares of Filterfresh to Aramark for $142.1 million in cash and transferred $4.4 million of cash to Aramark as part of the sale resulting in net cash inflow related to the sale of $137.7 million.  Cash flows used in investing activities for the twenty-six weeks ended March 26, 2011 included $907.8 million used in the acquisition of Van Houtte.

Capital expenditures were $204.6 million in the 2012 YTD period as compared to $99.0 million for the same period last year.  Capital expenditures incurred during the 2012 YTD period consisted primarily of $127.2 million related to increasing packaging capabilities for the Keurig brewer platforms, $47.0 million related to facilities and related infrastructure, and $24.9 million related to information technology infrastructure and systems.  For fiscal 2012, we currently expect to invest between $525.0 million to $575.0 million in capital expenditures to support the Company’s future growth.  We expect approximately $165.0 million will be spent to increase our packaging capacity related to our Keurig® K-Cup® brewer platform, approximately $65.0 million will be spent for packaging capabilities related to our Keurig® Vue™ brewer platform, approximately $165.0 million will be spent to expand our physical plants, research and development facilities and office space, approximately $90.0 million will be spent for coffee processing and other equipment and approximately $65.0 million will be spent for information technology infrastructure and systems.

Financing Activities:

Cash used in financing activities for the 2012 YTD period totaled $177.3 million. Proceeds from the sale of Filterfresh as well as cash generated from operations were used to reduce our borrowings by $190.5 million, principally under our revolving line of credit. Cash flows from operating and financing activities also included an $11.2 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under our credit agreement with Bank of America, N.A. and other lenders, as amended and restated on June 9, 2011 (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility. At March 24, 2012, we had $245.3 million outstanding under the term loan A facility, $153.2 million outstanding under the revolving credit facilities and $6.3 million in letters of credit with $840.5 million available for borrowing.  Our Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio. Our average effective interest rate at March 24, 2012 and September 24, 2011 was 3.8% and 2.8%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements. We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

All of our assets and the assets of our domestic wholly-owned material subsidiaries are pledged as collateral under the Restated Credit Agreement. The Restated Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; mergers and consolidations; asset sales; dividends and distributions or repurchases of our capital stock; transactions with affiliates; certain burdensome agreements; and changes in our lines of business.

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At March 24, 2012, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate. The total notional amount of these swaps at March 24, 2012 was $233.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At March 24, 2012, we estimate we would have paid $8.8 million (gross of tax), if we terminated the swap agreements.  We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During the thirteen weeks ended March 24, 2012 and March 26, 2011, we paid approximately $1.1 million and $0.8 million, respectively, in additional interest expense pursuant to swap agreements.  During the twenty-six weeks ended March 24, 2012 and March 26, 2011, we paid approximately $2.3 million and $1.3 million, respectively, in additional interest expense pursuant to swap agreements.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

			Operating Lease	Capital Lease	Purchase
	Long-Term Debt (1)	Interest Expense (2)	Obligations	Obligations (3)	Obligations	Total
Remainder of 2012	$3,264	$4,519	$9,691	$3,687	$761,923	$783,084
FY 2013 - FY 2014	19,600	14,674	27,072	16,212	306,138	383,696
FY 2015 - FY 2016	377,422	10,060	18,992	13,045	211,746	631,265
Thereafter	1,023	40	12,670	39,655	164,041	217,429
Total	$401,309	$29,293	$68,425	$72,599	$1,443,848	$2,015,474

(1) Excludes capital lease obligations.

(2) Based on rates in effect at March 24, 2012.  Does not include interest on amounts outstanding under the USD and multicurrency revolving credit facilities.

(3) Includes principal and interest payments under capital lease obligations.

In addition, we have $27.7 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $5.1 million expiring in March 2015 and $11.5 million expiring in June 2015. We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

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

Factors Affecting Quarterly Performance

Historically, we have experienced variations in sales and earnings from quarter to quarter due to the holiday season (October through December) and a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather, product quality and special or unusual events.  Because of the seasonality our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations.  Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here.  Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the difficulty in forecasting sales and production levels, the degree to which there are changes in consumer sentiment in this difficult economic environment, the Company’s success in efficiently expanding operations and capacity to meet growth, the Company’s success in efficiently and effectively integrating the Company’s acquisitions, the ability to maximize or successfully assert the Company’s intellectual property rights, the Company’s success in introducing and producing new product offerings, the Company’s dependence on external capital, including the Company’s credit facility, competition and other business conditions in the coffee industry and food industry in general, fluctuations in availability and cost of high-quality green coffee, any other increases in costs including fuel, the Company’s ability to continue to grow and build profits in the At Home and Away from Home businesses, the Company’s ability to attract and retain senior management, the continued availability of a consistent supply of parts for our brewers, and the brewers themselves, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the extent to which the data security of the Company’s websites may be compromised, the impact of the loss of major customers for the Company or reduction in the volume of purchases by major customers, delays in the timing of adding new locations with existing customers, the Company’s level of success in continuing to attract new customers, sales mix variances, weather and special or unusual events, the impact of the inquiry initiated by the SEC and any related litigation or additional governmental investigative or enforcement proceedings, as well as other risks described more fully in the Company’s Annual Report on Form 10-K for fiscal year 2011 and other filings with the SEC. Forward-looking statements reflect management’s analysis as of the date of this filing.  The Company does not undertake to revise these statements to reflect subsequent developments, other than in its regular, quarterly filings.

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

	Remainder 2012	2013	2014	2015	2016	Thereafter	Total Debt Outstanding and average effective interest rate at March 24, 2012
Long-term debt:
Variable rate (in thousands)	$3,125	$—	$—	$—	$162,387	$—	$165,512
Average interest rate	2.6%	2.6%	2.6%	2.6%	2.6%	0.0%	2.6%
Fixed rate (in thousands)	$1,995	$9,217	$15,849	$22,576	$199,071	$26,993	$275,701
Average interest rate	4.5%	4.5%	4.4%	4.3%	4.0%	6.5%	4.5%

At March 24, 2012, we had $165.5 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $1.7 million annually. Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.4 million annually, pursuant to the cross-currency swap agreement (see Foreign currency exchange risk below). As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements. On March 24, 2012, the effect of our interest rate swap agreements was to limit the interest rate exposure on $233.0 million of the outstanding balance of the term loan A facility under our Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from September 2012 through November 2015.

Commodity price risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace. At March 24, 2012, we had approximately $440.7 million in green coffee purchase commitments, of which approximately 82% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales. At March 24, 2012, we held outstanding futures contracts covering 1.2 million pounds of coffee with a fair market value of $(1.0) million, gross of tax. At September 24, 2011, we held outstanding futures contracts covering 3.1 million pounds of coffee with a fair market value of $(0.4) million, gross of tax.

At March 24, 2012, we are exposed to approximately $77.7 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $119.9 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 24, 2011.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at March 24, 2012 by approximately $7.8 million.

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

At March 24, 2012, we had a 4-year cross-currency swap of CDN $140.0 million that was not designated as a hedging instrument for accounting purposes, which largely offset the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. The cross-currency swap is amortized to match the amortization of the repayment on the note receivable. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar inter-company note. We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars, are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $0.7 million at March 24, 2012. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets (liabilities) by approximately $0.07 million with a corresponding charge to operations.  In addition, at March 24, 2012 our net investment in our Canadian subsidiaries was approximately $543.3 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our Canadian subsidiaries by approximately $54.3 million with a corresponding charge to other comprehensive income.

In addition, we use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations. We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations.  We had no outstanding foreign currency forward contracts at March 24, 2012.

Item 4.  Controls and Procedures

As of March 24, 2012 the Company’s management with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

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

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-MBB) for patent infringement related to Rogers’ sale of “San Francisco Bay” beverage cartridges for use with Keurig® brewers. The suit alleges that the “San Francisco Bay” cartridges violate Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138). Keurig seeks an injunction prohibiting Rogers from selling these cartridges, as well as money damages.

On January 24, 2012, Teashot, LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-c v-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup® packs containing tea.  The suit alleges that the Company, Keurig and Starbucks are violating a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to its Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On March 13, 2012, the Company and Keurig, for themselves and Starbucks, filed an answer with the court, generally denying all of Teashot’s allegations.  The Company and Keurig, for themselves and Starbucks, intend to vigorously defend this lawsuit.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

SEC Inquiry

As first disclosed on September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company. The Company is cooperating fully with the SEC staff’s inquiry.

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to two putative securities fraud class actions and two putative stockholder derivative actions.  The first consolidated putative securities fraud class action commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.  The second putative securities fraud class action was filed on November 29, 2011.  A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of four separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were, filed on February 10, 2012 and March 2, 2012, respectively.  In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance. The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010. The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class. On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice. Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss. In accordance with the stipulated briefing schedule, Plaintiffs filed their Second Consolidated Amended Complaint on April 30, 2012.  The Company’s motion to dismiss is due on June 14, 2012.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The plaintiff’s complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the

Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants and Section 20(a) of the Exchange Act against the officer defendants. The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011. The complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  The complaint in Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al. has not yet been served on the Company.  The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233,premised on the same allegations asserted in the in the putative securities class action complaints described above is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers. The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, contribution and indemnification, and waste of corporate assets. The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action. On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the putative securities fraud class action or the putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County and is premised on the same allegations alleged in the first consolidated putative securities fraud class action.  The complaint is asserted nominally on behalf of the Company against certain of its directors and officers.  The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.   The complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the first putative securities fraud class action.  The action remains stayed pending the federal court’s decision on the Company’s pending motion to dismiss the Second Consolidated Amended Complaint in the first putative securities fraud class action.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a) Exhibits:

3.1          Certificate of Amendment to Restated Certificate of Incorporation, dated April 3, 2012.

4.1          Amendment No. 1, dated as of March 13, 2012, to that certain Amended and Restated Credit Agreement, dated as of June 9, 2011, among Green Mountain Coffee Roasters, Inc., Bank of America, N.A. and the other lenders party thereto.

10.1         Employment Agreement dated February 1, 2012 between Green Mountain Coffee Roasters, Inc. and Lawrence J. Blanford.

10.2         Amendment dated February 23, 2012 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc.

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

101          The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 24, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes In Redeemable Noncontrolling Interests And Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	05/02/2012	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date:	05/02/2012	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer