Form 10-Q
period 2012-06-23
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2012-08-01
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 23, 2012

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

As of July 25, 2012, 155,527,442 shares of common stock of the registrant were outstanding.

Part I.  Financial Information

Item 1.  Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	June 23, 2012	September 24, 2011
Assets
Current assets:
Cash and cash equivalents	$138,988	$12,989
Restricted cash and cash equivalents	10,096	27,523
Receivables, less uncollectible accounts and return allowances of $39,389 and $21,407 at June 23, 2012 and September 24, 2011, respectively	265,862	310,321
Inventories	667,005	672,248
Income taxes receivable	7,810	18,258
Other current assets	23,812	28,072
Deferred income taxes, net	45,598	36,231
Current assets held for sale	—	25,885
Total current assets	1,159,171	1,131,527

Fixed assets, net	846,323	579,219
Intangibles, net	496,793	529,494
Goodwill	791,197	789,305
Other long-term assets	43,646	47,759
Long-term assets held for sale	—	120,583

Total assets	$3,337,130	$3,197,887

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$9,271	$6,669
Accounts payable	215,153	265,511
Accrued compensation costs	37,913	43,260
Accrued expenses	108,085	92,120
Income tax payable	77,626	9,617
Deferred income taxes, net	—	243
Other current liabilities	23,827	34,613
Current liabilities related to assets held for sale	—	19,341
Total current liabilities	471,875	471,374

Long-term debt and capital lease obligations	399,841	575,969
Deferred income taxes, net	212,101	189,637
Other long-term liabilities	28,603	27,184
Long-term liabilities related to assets held for sale	—	474

Commitments and contingencies

Redeemable noncontrolling interests	9,828	21,034

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 155,526,602 and 154,466,463 shares at June 23, 2012 and September 24, 2011, respectively	15,553	15,447
Additional paid-in capital	1,534,166	1,499,616
Retained earnings	678,891	411,727
Accumulated other comprehensive loss	(13,728)	(14,575)
Total stockholders’ equity	2,214,882	1,912,215

Total liabilities and stockholders’ equity	$3,337,130	$3,197,887

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen	Thirteen
	weeks ended	weeks ended
	June 23, 2012	June 25, 2011
Net sales	$869,194	$717,210
Cost of sales	565,883	453,130
Gross profit	303,311	264,080

Selling and operating expenses	117,982	95,512
General and administrative expenses	55,601	49,258
Operating income	129,728	119,310

Other income (expense), net	229	(233)
Gain on financial instruments, net	3,032	482
Loss on foreign currency, net	(5,068)	(981)
Interest expense	(6,157)	(29,830)
Income before income taxes	121,764	88,748

Income tax expense	(48,244)	(31,778)
Net Income	$73,520	$56,970

Net income attributable to noncontrolling interests	224	622

Net income attributable to GMCR	$73,296	$56,348

Basic income per share:
Basic weighted average shares outstanding	155,459,690	147,663,350
Net income per common share - basic	$0.47	$0.38

Diluted income per share:
Diluted weighted average shares outstanding	159,299,578	153,344,389
Net income per common share - diluted	$0.46	$0.37

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirty-nine	Thirty-nine
	weeks ended	weeks ended
	June 23, 2012	June 25, 2011
Net sales	$2,912,462	$1,939,016
Cost of sales	1,959,509	1,288,481
Gross profit	952,953	650,535

Selling and operating expenses	370,445	253,546
General and administrative expenses	157,349	134,788
Operating income	425,159	262,201

Other income (expense), net	1,589	933
Loss on financial instruments, net	(214)	(11,819)
Gain on foreign currency, net	1,231	4,643
Gain on sale of subsidiary	26,311	—
Interest expense	(18,662)	(52,560)
Income before income taxes	435,414	203,398

Income tax expense	(163,949)	(78,171)
Net Income	$271,465	$125,227

Net income attributable to noncontrolling interests	724	1,095

Net income attributable to GMCR	$270,741	$124,132

Basic income per share:
Basic weighted average shares outstanding	155,071,117	143,606,691
Net income per common share - basic	$1.75	$0.86

Diluted income per share:
Diluted weighted average shares outstanding	159,364,440	149,357,480
Net income per common share - diluted	$1.70	$0.83

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Net income	$73,520	$56,970	$271,465	$125,227
Other comprehensive income (loss):
Deferred loss on derivatives designated as cash flow hedges, net of tax benefit of $0.4 million and $1.7 million for the thirteen weeks ended June 23, 2012 and June 25, 2011, respectively, and net of tax benefit of $0.7 million and $2.4 million for the thirty-nine weeks ended June 23, 2012 and June 25, 2011, respectively	(540)	(2,562)	(975)	(3,601)
(Gain) loss on derivatives designated as cash flow hedges reclassified to net income, net of tax (provision)/benefit of $(0.2) million and $0.2 million for the thirteen weeks ended June 23, 2012 and June 25, 2011, respectively, and net of tax (provision)/benefit of $(0.1) million and $0.2 million for the thirty-nine weeks ended June 23, 2012 and June 25, 2011, respectively	(263)	234	(64)	234
Foreign currency translation adjustment	(14,278)	(2,953)	1,931	12,937
Other comprehensive (loss) gain	(15,081)	(5,281)	892	9,570
Total comprehensive income	58,439	51,689	272,357	134,797
Total comprehensive (loss) income attributable to redeemable noncontrolling interests, net of tax	(64)	561	769	1,355
Total comprehensive income attributable to GMCR	$58,503	$51,128	$271,588	$133,442

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement Of Changes In Redeemable Noncontrolling Interests And Stockholders’ Equity

For the Period Ended June 23, 2012 (Dollars in thousands)

	Equity Attributable to Redeemable	Common stock		Additional paid-in		Accumulated other comprehensive	Stockholders’
	Noncontrolling Interests	Shares	Amount	capital	Retained earnings	loss	Equity
Balance at September 24, 2011	$21,034	154,466,463	$15,447	$1,499,616	$411,727	$(14,575)	$1,912,215
Options exercised	—	870,546	87	3,074	—	—	3,161
Issuance of common stock under employee stock purchase plan	—	130,785	13	5,218	—	—	5,231
Restricted stock awards and units	—	55,701	6	(6)	—	—	—
Issuance of common stock under deferred compensation plan	—	3,107	—	—	—	—	—
Stock compensation expense	—	—	—	13,629	—	—	13,629
Tax benefit from equity-based compensation plans	—	—	—	12,453	—	—	12,453
Deferred compensation expense	—	—	—	182	—	—	182
Disposition of noncontrolling interests	(10,331)	—	—	—	—	—	—
Redeemable noncontrolling interest included in other long-term liabilities	(4,708)	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	3,577	—	—	—	(3,577)	—	(3,577)
Cash distributions	(513)	—	—	—	—	—	—
Other comprehensive income, net of tax	45	—	—	—	—	847	847
Net income	724	—	—	—	270,741	—	270,741
Balance at June 23, 2012	$9,828	155,526,602	$15,553	$1,534,166	$678,891	$(13,728)	$2,214,882

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine	Thirty-nine
	weeks ended	weeks ended
	June 23, 2012	June 25, 2011
Cash flows from operating activities:
Net income	$271,465	$125,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,221	50,176
Amortization of intangibles	34,496	29,587
Amortization deferred financing fees	4,538	4,643
Loss on extinguishment of debt	—	19,732
Unrealized gain of foreign currency	(535)	(4,956)
Loss on disposal of fixed assets	2,103	421
Gain on sale of subsidiary, excluding transaction costs	(28,914)	—
Provision for doubtful accounts	2,084	2,315
Provision for sales returns	83,170	48,755
Unrealized loss on financial instruments, net	112	7,671
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	4	38
Excess tax benefits from equity-based compensation plans	(12,449)	(29,175)
Deferred income taxes	13,198	3,343
Deferred compensation and stock compensation	13,811	7,686
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(37,895)	(58,229)
Inventories	6,464	(118,113)
Income tax receivable/payable, net	91,032	25,533
Other current assets	4,014	2,371
Other long-term assets, net	(608)	(11,552)
Accounts payable	(59,130)	49,134
Accrued compensation costs	(5,024)	(1,106)
Accrued expenses	15,341	12,054
Other current liabilities	(3,909)	(2,388)
Other long-term liabilities	5,593	11,541
Net cash provided by operating activities	488,182	174,708

Cash flows from investing activities:
Change in restricted cash	(461)	98
Proceeds from notes receivable	240	449
Acquisition of LJVH Holdings, Inc. (Van Houtte), net of cash acquired	—	(907,835)
Proceeds from sale of subsidiary, net of cash transferred	137,733	—
Capital expenditures for fixed assets	(305,532)	(175,474)
Proceeds from disposal of fixed assets	340	850
Other investing activities	—	(158)
Net cash used in investing activities	(167,680)	(1,082,070)

Cash flows from financing activities:
Net change in revolving line of credit	(208,678)	165,835
Proceeds from issuance of common stock under compensation plans	8,392	9,577
Proceeds from issuance of common stock for private placement	—	291,096
Cash distributions to redeemable noncontrolling interests shareholders	(513)	(702)
Proceeds from issuance of common stock in public equity offering	—	673,048
Financing costs in connection with public equity offering	—	(25,685)
Excess tax benefits from equity-based compensation plans	12,449	29,175
Principal payments under capital lease obligations	(4,255)	(7)
Proceeds from borrowings of long-term debt	—	796,375
Deferred financing fees	—	(45,821)
Repayment of long-term debt	(6,231)	(906,708)
Net cash (used in) provided by financing activities	(198,836)	986,183

Change in cash balances included in current assets held for sale	5,160	(8,248)

Effect of exchange rate changes on cash and cash equivalents	(827)	1,164

Net increase in cash and cash equivalents	125,999	71,737
Cash and cash equivalents at beginning of period	12,989	4,401
Cash and cash equivalents at end of period	$138,988	$76,138

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$34,293	$26,970
Noncash financing and investing activities:
Fixed assets acquired under capital lease obligations/vendor notes	$44,174	$—

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Unaudited Consolidated Financial Statements

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included.  Results from operations for the thirteen and thirty-nine week periods ended June 23, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2012.

The September 24, 2011 balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 24, 2011.  Throughout this presentation, we refer to the consolidated company as the “Company” and, unless otherwise noted, the information provided is on a consolidated basis.

2.     Acquisitions and Divestitures

Fiscal Year 2012

On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the “Filterfresh” business, were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash.  Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million.  The Company recognized a gain on the sale of $26.3 million during the thirteen weeks ended December 24, 2011.  Filterfresh had been included in the Canadian business unit (“CBU”) segment.

As of September 24, 2011, all the assets and liabilities relating to the Filterfresh business were reported in the Consolidated Balance Sheets as assets and liabilities held-for-sale.

Filterfresh revenues and net income included in the Company’s consolidated statement of operations were as follows (dollars in thousands, except per share data):

	Thirteen	Thirteen	For the period September 25, 2011 through	For the period December 17, 2010 (date of acquisition)
	weeks ended	weeks ended	October 3, 2011	through
	June 23, 2012	June 25, 2011	(date of sale)	June 25, 2011
Net sales	$—	$29,352	$2,286	$62,619

Net income	$—	$3,947	$229	$9,276
Less income attributable to noncontrolling interests	—	382	20	776
Net income attributable to GMCR	$—	$3,565	$209	$8,500

Diluted net income per share	$—	$0.02	$—	$0.06

After the disposition, the Company continues to sell coffee and brewers to Filterfresh, which prior to the sale of Filterfresh were eliminated and were not reflected in the Consolidated Statement of Operations.  For the thirteen weeks ended June 25, 2011, the Company’s sales to Filterfresh that were eliminated in consolidation were $7.2 million.  For the thirty-nine weeks ended June 23, 2012, the Company’s sales to Filterfresh through October 3, 2011 (date of sale) that were eliminated in consolidation were $0.6 million.  For the thirty-nine weeks ended June 25, 2011, the Company’s sales to

Filterfresh during the period December 17, 2010 (date of acquisition) through June 25, 2011 that were eliminated in consolidation were $15.0 million.

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

The Company finalized the valuation and purchase price allocation for Van Houtte during the third quarter of fiscal 2011.  The Van Houtte acquisition was accounted for under the acquisition method of accounting.  The total purchase price of USD $907.8 million, net of cash acquired, was allocated to Van Houtte’s net tangible assets and identifiable intangible assets based on their estimated fair values as of December 17, 2010.  The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach.  The allocation of the purchase price is based upon a valuation determined using management’s and the Company’s estimates and assumptions.  The table below represents the allocation of the purchase price to the acquired net assets of Van Houtte (in thousands):

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

Amortizable intangible assets acquired, valued at the date of acquisition, include approximately $263.1 million for customer relationships, $10.9 million for trademarks and trade names, $1.4 million for franchises and $0.3 million for technology.  Indefinite-lived intangible assets acquired include approximately $99.4 million for the Van Houtte trademark which is not amortized.  The definite lived intangible assets classified as held-for-sale are not amortized and approximated $19.5 million.  Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives, and the weighted-average amortization period is 10.8 years.

The cost of the acquisition in excess of the fair market value of the tangible and intangible assets acquired less liabilities assumed represents acquired goodwill.  The acquisition provides the Company with an expanded Canadian presence and manufacturing and distribution synergies, which provide the basis of the goodwill recognized with respect to the Van Houtte Canadian operations.  As discussed above, the purchase price allocated to Filterfresh was the fair value, less the estimated direct costs to sell Filterfresh established at the acquisition date.  The excess of the purchase price (fair value) allocated to Filterfresh over the fair value of the net tangible and identifiable intangible assets represents goodwill.  Goodwill and intangible assets are reported in the CBU segment.  The goodwill and intangible assets recognized are not deductible for tax purposes.

Acquisition costs were expensed as incurred and totaled approximately $10.7 million for the thirty-nine weeks ended June 25, 2011 and are included in general and administrative expenses for the Company.

At June 23, 2012, approximately $8.9 million of the purchase price is held in escrow and is included in restricted cash with the corresponding amount in other current liabilities.

The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations.  For the thirteen weeks ended June 23, 2012, the Van Houtte acquisition resulted in an additional $104.5 million of consolidated revenue and $14.1 million of consolidated income before income taxes.  For the thirteen weeks ended June 25, 2011, the Van Houtte acquisition resulted in an additional $111.7 million of consolidated revenue and $13.0 million of consolidated income before income taxes.  For the thirty-nine weeks ended June 23, 2012, the Van Houtte acquisition resulted in an additional $308.4 million of consolidated revenue and $34.2 million of consolidated income before income taxes.  For the thirty-nine weeks ended June 25, 2011, the Van Houtte acquisition resulted in an additional $221.0 million of consolidated revenue and $10.3 million of consolidated income before income taxes.

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

The following table represents select pro forma data (dollars in thousands except per share data):

	Thirteen	Thirty-nine
	weeks ended	weeks ended
	June 25, 2011	June 25, 2011
Unaudited Consolidated proforma revenue	$717,210	$2,037,846
Unaudited Consolidated proforma net income	$56,348	$148,485
Unaudited Consolidated proforma diluted earnings per common share	$0.37	$0.99

3.     Segment Reporting

The Company manages its operations through three business segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and CBU.

SCBU sources, produces and sells coffee, hot cocoa, teas and other beverages, to be prepared hot or cold, in K-Cup® and Vue® packs (“single serve packs”) and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs.  These varieties are sold to supermarkets, club stores and convenience stores, restaurants and hospitality, office coffee distributors and also directly to consumers in the United States.  In addition, SCBU sells Keurig® Single Cup Brewing systems and other accessories to supermarkets and directly to consumers.

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

CBU sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® packs, and coffee in more traditional packaging such as bags, cans and fractional packs, and under a variety of brands.  The varieties are sold primarily to supermarkets, club stores and, through office coffee services to offices, convenience stores and restaurants throughout Canada.  CBU began selling the Keurig® K-Cup® Single Cup Brewing system, accessories and coffee, tea, cocoa, and other beverages in K-Cup® packs to retailers, department stores and mass merchandisers in Canada for the AH channels in the first quarter of 2012.  CBU also manufactures brewing equipment and is responsible for all the Company coffee brand sales in the grocery channel in Canada.  The CBU segment included Filterfresh through October 3, 2011, the date of sale (see Note 2, Acquisitions and Divestitures).

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

Identifiable assets by segment are those assets specifically identifiable within each segment and for the SCBU, KBU and CBU segments primarily include accounts receivable, inventories, net property, plant and equipment, goodwill, and other intangible assets.  Corporate assets include primarily cash, short-term investments, deferred tax assets, income tax receivable, certain notes receivable eliminated in consolidation, deferred issuance costs, and fixed assets related to corporate headquarters.  Goodwill and intangibles related to acquisitions are included in their respective segments.

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

Effective at the beginning of fiscal year 2012, the Company changed its organizational structure to align certain portions of its business by geography.  Prior to fiscal 2012, sales and operations associated with the Timothy’s brand were included in the SCBU segment and a portion of the AH single cup business with retailers in Canada was included in the KBU segment.  Under the new structure, Timothy’s and all of the AH single cup business with retailers in Canada are included in the CBU segment.  This resulted in a re-assignment of goodwill of $17.1 million from the SCBU segment to the CBU segment using a relative fair value approach.  In addition, effective September 25, 2011, K-Cup® pack and brewer inventories and, beginning in the second quarter of fiscal 2012, Vue® pack and brewer inventories, are now transferred directly between SCBU and KBU.  Intersegment sales are no longer transacted between SCBU and KBU.

The following tables summarize selected financial data for segment disclosures for the thirteen and thirty-nine week periods ended June 23, 2012 and June 25, 2011.  Selected financial data for segment disclosures for the thirteen and thirty-nine weeks ended June 25, 2011 have been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

	For the thirteen weeks ended June 23, 2012 (Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$386,979	$332,792	$149,423	$—	$—	$869,194
Intersegment sales	$1,684	$2,197	$20,360	$—	$(24,241)	$—
Net sales	$388,663	$334,989	$169,783	$—	$(24,241)	$869,194

Income before taxes	$90,519	$22,623	$23,597	$(14,975)	$—	$121,764

Total assets	$1,428,189	$813,245	$1,115,797	$601,751	$(621,852)	$3,337,130

Stock compensation	$1,069	$942	$379	$2,030	$—	$4,420

Interest expense	$—	$—	$—	$6,157	$—	$6,157

Property additions	$73,618	$6,890	$7,591	$2,689	$—	$90,788

Depreciation and amortization	$21,670	$3,295	$14,587	$5,322	$—	$44,874

	For the thirteen weeks ended June 25, 2011 (Dollars in thousands )
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$275,651	$285,340	$156,219	$—	$—	$717,210
Intersegment sales	$72,909	$3,320	$25,959	$—	$(102,188)	$—
Net sales	$348,560	$288,660	$182,178	$—	$(102,188)	$717,210

Income before taxes	$66,347	$40,563	$24,743	$(42,905)	$—	$88,748

Total assets	$1,010,205	$404,788	$1,299,088	$540,042	$(379,701)	$2,874,422

Stock compensation	$938	$669	$177	$1,219	$—	$3,003

Interest expense	$—	$—	$—	$29,830	$—	$29,830

Property additions	$72,515	$8,580	$8,464	$2,596	$—	$92,155

Depreciation and amortization	$11,152	$2,551	$13,728	$3,548	$—	$30,979

	For the thirty-nine weeks ended June 23, 2012 (Dollars in thousands )
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$1,140,829	$1,297,106	$474,527	$—	$—	$2,912,462
Intersegment sales	$8,447	$7,394	$75,935	$—	$(91,776)	$—
Net sales	$1,149,276	$1,304,500	$550,462	$—	$(91,776)	$2,912,462

Income before taxes	$267,775	$118,718	$98,460	$(49,539)	$—	$435,414

Total assets	$1,428,189	$813,245	$1,115,797	$601,751	$(621,852)	$3,337,130

Stock compensation	$3,330	$2,817	$1,504	$5,978	$—	$13,629

Interest expense	$—	$—	$—	$18,662	$—	$18,662

Property additions	$267,401	$22,542	$33,006	$35,626	$—	$358,575

Depreciation and amortization	$57,084	$9,705	$42,487	$14,441	$—	$123,717

	For the thirty-nine weeks ended June 25, 2011 (Dollars in thousands )
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$705,872	$882,701	$350,443	$—	$—	$1,939,016
Intersegment sales	$333,790	$157,476	$73,938	$—	$(565,204)	$—
Net sales	$1,039,662	$1,040,177	$424,381	$—	$(565,204)	$1,939,016

Income before taxes	$193,160	$93,951	$41,899	$(100,534)	$(25,078)	$203,398

Total assets	$1,010,205	$404,788	$1,299,088	$540,042	$(379,701)	$2,874,422

Stock compensation	$2,350	$1,685	$290	$3,195	$—	$7,520

Interest expense	$—	$—	$—	$52,560	$—	$52,560

Property additions	$128,398	$18,893	$18,756	$14,936	$—	$180,983

Depreciation and amortization	$31,692	$7,215	$31,169	$9,687	$—	$79,763

4.     Inventories

Inventories consisted of the following (in thousands):

	June 23, 2012	September 24, 2011
Raw materials and supplies	$243,038	$182,811
Finished goods	423,967	489,437
	$667,005	$672,248

At June 23, 2012 the Company had approximately $401.4 million in green coffee purchase commitments, of which approximately 82% had a fixed price.  These commitments primarily extend through fiscal 2014.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.63 per pound at June 23, 2012.  In addition to its green coffee commitments, the Company had approximately $266.6 million in fixed price brewer and related accessory purchase commitments and $605.7 million in production raw material commitments at June 23, 2012.  The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

At June 23, 2012, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
Remainder of 2012	$517,975
2013	254,012
2014	111,628
2015	111,351
2016	114,675
Thereafter	164,041
$1,273,682

In order to ensure a continuous supply of high quality raw materials some of the Company’s inventory purchase obligations include long-term purchase commitments for certain strategic raw materials critical for the manufacture of portion packs.

5.     Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in Years	June 23, 2012	September 24, 2011
Production equipment	1-15	$462,286	$314,149
Coffee service equipment	3-7	59,385	53,319
Computer equipment and software	1-6	102,794	78,377
Land	Indefinite	11,546	8,790
Building and building improvements	4-30	77,640	54,648
Furniture and fixtures	1-15	26,398	21,619
Vehicles	4-5	9,318	7,860
Leasehold improvements	1-20 or remaining life of lease, whichever is less	55,224	35,496
Assets acquired under capital leases	5-15	43,047	—
Construction-in-progress		219,536	147,860
Total fixed assets		$1,067,174	$722,118
Accumulated depreciation		(220,851)	(142,899)
		$846,323	$579,219

Assets acquired under capital leases, net of accumulated depreciation, were $40.1 million at June 23, 2012.

Total depreciation and amortization expense relating to all fixed assets was $33.4 million and $19.2 million for the thirteen weeks ended June 23, 2012 and June 25, 2011, respectively.  Total depreciation and amortization expense relating to all fixed assets was $89.2 million and $50.2 million for the thirty-nine weeks ended June 23, 2012 and June 25, 2011, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use.  All assets classified as construction-in-progress on June 23, 2012 are expected to be in productive use within the next twelve months.

6.     Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by segment for the thirty-nine weeks ended June 23, 2012 (in thousands):

	SCBU	KBU	CBU	Total
Balance at September 24, 2011	$314,042	$72,374	$402,889	$789,305
Reassignment of Timothy’s goodwill	(17,063)		17,063	—
Foreign currency effect	—	—	1,892	1,892
Balance at June 23, 2012	$296,979	$72,374	$421,844	$791,197

Effective September 25, 2011, Timothy’s is included in the CBU segment.  Prior to September 25, 2011, Timothy’s was included in the SCBU segment.  This resulted in a re-assignment of goodwill of $17.1 million from the SCBU segment to the CBU segment using a relative fair value approach.  The amount of goodwill reassigned was determined based on the relative fair values of Timothy’s and SCBU.

The carrying value of goodwill is reviewed at least annually for possible impairment.  The Company last conducted its annual impairment test of goodwill as of September 24, 2011.  Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  As a result of the decline in the Company’s share price, the Company assessed whether it was more likely than not the fair value of each reporting unit was less than its carrying amount and determined that it was more likely than not the fair value of each reporting unit was not reduced below its carrying amount.

Indefinite-lived intangible assets included in the CBU operating segment consist of the following (in thousands):

	June 23, 2012	September 24, 2011
Trade names	$98,283	$97,824

Intangible Assets Subject to Amortization

Definite-lived intangible assets consist of the following (in thousands):

		June 23, 2012		September 24, 2011
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$21,610	$(15,004)	$21,609	$(13,525)
Customer and roaster agreements	8-11	27,266	(16,021)	27,259	(13,723)
Customer relationships	7-16	420,037	(68,296)	418,901	(40,593)
Trade names	9-11	37,650	(8,767)	37,611	(5,919)
Non-compete agreements	2-5	374	(339)	374	(324)
Total		$506,937	$(108,427)	$505,754	$(74,084)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $11.5 million and $11.8 million for the thirteen weeks ended June 23, 2012 and June 25, 2011, respectively.  Total amortization expense was $34.5 million and $29.6 million for the thirty-nine weeks ended June 23, 2012 and June 25, 2011, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2012, for each of the next five years and thereafter, is as follows (in thousands):

Remainder of 2012	$11,350
2013	$45,387
2014	$44,761
2015	$43,215
2016	$42,510
2017	$41,114
Thereafter	$170,173

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

In addition, redeemable noncontrolling interests included a non-wholly owned subsidiary included in the Filterfresh business totaling $10.3 million as of September 24, 2011.

8.     Product Warranties

The Company offers a one-year warranty on all Keurig® Single Cup brewers it sells.  KBU provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.  The Company is experiencing warranty claims at a lower rate than the rates experienced over the prior two years, which had related primarily to a component failing at higher-than-anticipated rates in the later stage of the warranty life.  The current rates reflect an improvement in later-stage brewer performance.  Management believes that the lower rates are the result of improvements made in units produced since mid-2011 that incorporated an updated component that improved later-stage performance.  The Company has incorporated the recent improvement in the rate of warranty claims into its estimates used in its reserve for product warranty costs.  However, because brewer failures may arise in the later part of the warranty period, actual warranty costs may exceed the reserve.  As a result, there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this or other quality issues in future periods.  At this time, management believes that the warranty rates used and related reserves are appropriate.

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

The changes in the carrying amount of product warranties for the thirteen and thirty-nine weeks ended June 23, 2012 and June 25, 2011 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Balance, beginning of period	$25,740	$15,715	$14,728	$6,694
Provision charged to income	2,605	6,177	38,425	27,788
Usage	(8,962)	(6,837)	(33,770)	(19,427)
Balance, end of period	$19,383	$15,055	$19,383	$15,055

For the thirteen and thirty-nine weeks ended June 23, 2012, the Company recorded recoveries of $0.2 million and $8.3 million, respectively, under an agreement with a supplier.  The recoveries were recorded as a reduction to warranty expense and are not reflected in the provision charged to income in the table above.  There were no recoveries for the thirteen and thirty-nine weeks ended June 25, 2011.

9.     Noncontrolling Interests

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

Redeemable Noncontrolling Interests

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

On March 26, 2012, two entities in which the Company had redeemable noncontrolling interests were merged.  Under the terms of the merger, the Company retained controlling interest of the newly merged entity.  As a result, no gain or loss was recognized as a result of the merger.  In addition, as the Company’s ownership interest in the newly merged entity remained proportionate with its historical ownership interest in the pre-merged entities, there was no adjustment to the historical carrying amounts.

Mandatorily Redeemable Noncontrolling Interests

On June 22, 2012, the Company executed a purchase agreement under which the Company is required to purchase a noncontrolling interest holder’s shares in an entity in which the Company has a controlling interest within 30 days of the end of the Company’s third quarter of fiscal year 2014.  As a result, as of June 22, 2012, the Company has a controlling financial interest in an entity whereby the shares held by the noncontrolling interest holder are mandatorily redeemable by the Company.  The Company classifies the mandatorily redeemable noncontrolling interest as a liability in the consolidated balance sheet under the caption, Other long-term liabilities, and measures the liability at the amount of cash that would be paid if settlement occurred at the balance sheet date based on the formula in the shareholder agreement with any change from the prior period recognized as interest expense.  Prior to June 22, 2012, the noncontrolling interest was classified as a redeemable noncontrolling interest outside of shareholders’ equity in the consolidated balance sheet under the caption, Redeemable noncontrolling interests, with any adjustments to record the noncontrolling interest at its redemption value recognized in retained earnings.  At June 23, 2012, the mandatorily redeemable noncontrolling interest included in other long-term liabilities was $4.7 million.

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At June 23, 2012, the Company has a four year, $140.0 million Canadian cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and thirty-nine weeks ended June 23, 2012 was $0.4 million and $1.4 million, respectively.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and thirty-nine weeks ended June 25, 2011 was $0.6 million.

The Company occasionally enters into foreign currency forward contracts and coffee futures contracts which are not designated as hedging instruments for accounting purposes in addition to the foreign currency forward contracts and coffee futures contracts noted above.  Contracts that are not designated as hedging instruments are recorded at fair value with the changes in fair value recognized in the Consolidated Statements of Operations.

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however nonperformance is not anticipated.

The following table summarizes the fair value of the Company’s derivatives included in the Consolidated Balance Sheets (in thousands):

	June 23, 2012	September 24, 2011	Balance Sheet Classification
Derivatives designated as hedges:
Cash Flow Hedges:
Interest rate swaps	$(9,149)	$(10,269)	Other current liabilities
Coffee futures	(612)	(424)	Other current liabilities
	$(9,761)	$(10,693)

Derivatives not designated as hedges:
Coffee futures	$(149)	$—	Other current liabilities
Cross currency swap	$(2,356)	$(2,324)	Other current liabilities
Interest rate cap	—	34	Other current assets
	$(2,505)	$(2,290)

Total	$(12,266)	$(12,983)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in other comprehensive income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Cash Flow Hedges:
Interest rate swaps	$(366)	$(3,851)	$1,120	$(5,284)
Coffee futures	(538)	(444)	(2,754)	(361)
Total	$(904)	$(4,295)	$(1,634)	$(5,645)

The following table summarizes the amount of gain (loss), gross of tax, reclassified from other comprehensive income to income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011	Location of Gain or (Loss) Reclassified from OCI into Income
Interest rate cap	$—	$(392)	$—	$(392)	Gain (Loss) on Financial Instruments
Coffee Futures	440	—	106	—	Cost of Sales
Total	$440	$(392)	$106	$(392)

The Company expects to reclassify $1.4 million of net losses, net of tax, from other comprehensive income to earnings for coffee derivatives within the next twelve months.

The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the thirteen and thirty-nine weeks ended June 23, 2012 and June 25, 2011 (in thousands):

	Thirteen weeks ended
	June 23, 2012		June 25, 2011
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of gain (loss) recognized in income on derivative
Foreign currency forwards contracts	$(19)	$19	$—	$—	Gain on foreign currency, net

	Thirty-nine weeks ended
	June 23, 2012		June 25, 2011
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of gain (loss) recognized in income on derivative
Foreign currency forwards contracts	$(48)	$48	$—	$—	Gain on foreign currency, net

Net gains (losses) on financial instruments not designated as hedges for accounting purposes is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Net gain (loss) on cross currency swap	$3,181	$970	$(32)	$(7,861)
Net loss on coffee futures	(148)	—	(148)	(250)
Net loss on interest rate cap	(1)	(592)	(34)	(592)
Net gain (loss) on foreign currency option and forward contracts	—	104	—	(3,116)
Total	$3,032	$482	$(214)	$(11,819)

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

The following table discloses the level used by fair value measurements at June 23, 2012 (in thousands):

	Fair Value Measurements Using			Balance Sheet
Financial Instrument	Level 1	Level 2	Level 3	Classification
Derivatives	—	(12,266)	—	Other current liabilities
Total	$—	$(12,266)	$—

The following table discloses the level used by fair value measurements at September 24, 2011 (in thousands):

	Fair Value Measurements Using			Balance Sheet
Financial Instrument	Level 1	Level 2	Level 3	Classification
Derivatives	$—	$34	$—	Other current assets
Derivatives	—	(13,017)	—	Other current liabilities
Total	$—	$(12,983)	$—

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

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rate curves and spot prices that are in observable markets.  Derivatives recorded on the balance sheet are at fair value with changes in fair value recorded in other comprehensive income for cash flow hedges and in the Consolidated Statements of Operations for fair value hedges and derivatives that do not qualify for hedge accounting treatment.

As of June 23, 2012, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

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

As of June 23, 2012, the Company had a state net operating loss carryforward of $11.5 million, as well as a $17.7 million state capital loss carryforward available to be utilized against future taxable income for years through fiscal year 2029, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”). Based upon earnings history, the Company has concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

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

The total amount of unrecognized tax benefits at June 23, 2012 and September 24, 2011 was $23.9 million and $24.4 million, respectively.  The amount of unrecognized tax benefits at June 23, 2012 that would impact the effective tax rate if resolved in favor of the Company is $20.4 million.  As a result of prior acquisitions, the Company is indemnified for up to $16.6 million of the total reserve balance, and the indemnification is capped at CAD $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications expire through June 2015.

The Company has made an election to recognize interest and penalties accrued on uncertain tax liabilities as interest expense. The Company does not expect a significant change to the amount of unrecognized tax benefits within the next twelve months.

13.       Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in thousands):

	June 23, 2012	September 24, 2011
Net unrealized loss on derivatives classified as cash flow hedges	$(6,905)	$(5,866)
Foreign currency translation adjustment	(6,823)	(8,709)
Accumulated other comprehensive loss	$(13,728)	$(14,575)

The favorable translation adjustment change during fiscal 2012 was primarily due to the strengthening of the Canadian dollar against the U.S. dollar. See also Note 10, Derivative Financial Instruments.

14.       Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the thirty-nine weeks ended June 23, 2012 and June 25, 2011:

	Thirty-nine weeks ended
	June 23, 2012	June 25, 2011
Average expected life	6 years	6 years
Average volatility	68%	52%
Dividend yield	—	—
Risk-free interest rate	1.37%	2.40%
Weighted average fair value	$32.02	$28.93

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

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the thirty-nine weeks ended June 23, 2012 and June 25, 2011:

	Thirty-nine weeks ended
	June 23, 2012	June 25, 2011
Average expected life	6 months	6 months
Average volatility	61%	52%
Dividend yield	—	—
Risk-free interest rate	0.09%	0.20%
Weighted average fair value	$10.46	$14.05

For the thirteen weeks ended June 23, 2012 and June 25, 2011, stock compensation related to the above plans was $4.4 million and $3.0 million, respectively.  For the thirty-nine weeks ended June 23, 2012 and June 25, 2011, stock compensation related to the above plans was $13.6 million and $7.5 million, respectively.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan, which is not subject to the qualification requirements of Section 401(a) of the Code and which allows participants to defer compensation until a future date.  Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s board of directors are eligible to participate in the Plan.  For each of the thirteen week periods ended June 23, 2012 and June 25, 2011, $0.1 million of compensation expense was recorded under this Plan.  For each of the thirty-nine week periods ended June 23, 2012 and June 25, 2011, $0.2 million of compensation expense was recorded under this Plan.

15.       Legal Proceedings

On October 1, 2010, Keurig, Inc., a business unit of the Company (“Keurig”), filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers.  The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively in Keurig® Single Cup Brewers, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938).  Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages.  On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case.  The court denied that request so those issues will be resolved in due course during the litigation.

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

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to three putative securities fraud class actions and three putative stockholder derivative actions.  The first consolidated putative securities fraud class action was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.  The second putative securities fraud class action was filed on November 29, 2011, and the third putative securities fraud class action was filed on May 7, 2012.  A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of four separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012 and March 2, 2012, respectively.  In addition, a putative stockholder derivative action is pending in the Superior Court of the

State of Vermont for Washington County that was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010, and an additional putative stockholder derivative action was filed on July 23, 2012 in the United States District Court for the District of Vermont.

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010.  The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class.  On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel. On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice.  Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  In accordance with the stipulated briefing schedule, Plaintiffs filed their Second Consolidated Amended Complaint on April 30, 2012, and the Company moved to dismiss that complaint on June 14, 2012.  Briefing on the Company’s motion to dismiss has not yet been completed.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The plaintiff’s complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants and Section 20(a) of the Exchange Act against the officer defendants.  The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  On July 11, 2012, the parties filed a stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  The complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the court has not yet appointed a lead plaintiff and lead counsel.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers.  The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, contribution and indemnification, and waste of corporate assets.  The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the putative securities fraud class action or the putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.

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

The third putative stockholder derivative action, Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III and is premised on the same allegations alleged in the putative securities fraud class action captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091.  The complaint is asserted nominally on behalf of the Company against certain of its directors and officers.  The complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution and indemnification.  The complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  The complaint was filed on July 23, 2012 and has not yet been served on the Company.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

16.       Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Mr. Robert P. Stiller, who serves on the Company’s board of directors.

During each of the thirteen week periods ended June 23, 2012 and June 25, 2011, the Company incurred expenses of $0.2 million for Heritage Flight travel services.  During the thirty-nine weeks ended June 23, 2012 and June 25, 2011, the Company incurred expenses of $0.6 million and $0.5 million, respectively, for Heritage Flight travel services.

17.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$73,296	$56,348	$270,741	$124,132
Denominator:
Basic weighted average shares outstanding	155,459,690	147,663,350	155,071,117	143,606,691
Effect of dilutive securities - stock options	3,839,888	5,681,039	4,293,323	5,750,789
Diluted weighted average shares outstanding	159,299,578	153,344,389	159,364,440	149,357,480

Basic net income per common share	$0.47	$0.38	$1.75	$0.86
Diluted net income per common share	$0.46	$0.37	$1.70	$0.83

For the thirteen and thirty-nine weeks ended June 23, 2012, options to purchase 1,198,000 and 557,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirteen and thirty-nine weeks ended June 25, 2011, options to purchase 360,000 and 166,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

18.       Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued and Accounting Standards Update (“ASU”) which simplifies how an entity is required to test indefinite lived-intangible assets for impairment.  The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative indefinite-lived asset impairment test.  Current guidance requires an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by first comparing the fair value of the indefinite-lived asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in the ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendment includes a number of factors to be considered in conducting the qualitative assessment.  The amendments in the ASU are effective for annual and interim indefinite-lived intangible impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company.  Early adoption is permitted.  The Company currently plans to early adopt in fiscal 2012.

In December 2011, the Financial Accounting Standards Board issued an ASU that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For the Company, the amendment is effective for fiscal year 2014.  The Company is currently evaluating the impact these amendments may have on its disclosures.

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

19.  Subsequent Event

On July 30, 2012, the Board of Directors authorized a new program for the Company to repurchase up to $500.0 million of common shares over the next two years, at such times and prices as determined by the Company’s management.

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

Overview

We are a leader in the specialty coffee and overall coffee maker businesses.  We roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified TM, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® and Vue® packs (“single serve packs”), whole bean and ground coffee selections, as well as other specialty beverages including tea, hot apple cider, fruit brew and hot cocoa also offered in single serve packs.  In addition, we manufacture and sell the Keurig® Single Cup Brewer systems for use with single serve packs.  The brands include:

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

•      Vitamin Burst™

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

On February 15, 2012, we announced the expansion of our line of Keurig® Single Cup Brewers with the addition of our Keurig® Vue® brewer.  The new Vue® brewer, paired with new Vue® packs, maintains the simplicity and convenience of our existing Keurig® K-Cup® system with added customizable features so consumers have control over the strength, size, and temperature of their beverages.  The Keurig® Vue® V700 brewer is the first of a planned Vue® Series for home use and became available for purchase in Bed Bath and Beyond stores nationwide in March 2012 and on our two consumer-direct websites (http://www.greenmountaincoffee.com and http://www.keurig.com) in April 2012.  The Vue® V700 brewer and associated Vue® packs became more widely available in a variety of retail stores during the third fiscal quarter of 2012.  We plan to make available a commercial Vue® brewer for the away-from-home workplace through distributors of Keurig products in the fall of 2012.  This platform will incorporate Vue® packs embedded with Radio Frequency Identification technology, which is designed to simplify the brewing experience and ensure beverages are of the highest quality and consistency for those users who may not be familiar with the brewer.

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

In recent years, our growth has been driven predominantly by the growth and adoption of the Keurig® Single Cup Brewing system which includes sales of K-Cup® packs and Keurig® Single Cup Brewers.  Additionally, during this timeframe we made a number of strategic acquisitions that strengthened our long-term position and contributed to our growth rate.  Our net sales growth rate has moderated and was 37% and 21% in our second and third quarters of fiscal 2012, respectively, as compared to the same periods in the prior fiscal year.

We regularly conduct consumer surveys to understand better our consumers’ preferences and behaviors.  In recent Company surveys, we have learned that consumers prefer our Keurig® Single Cup Brewing systems for three main reasons (which we see as our competitive advantages):

1.       Quality - expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2.       Convenience - the Keurig system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

3.       Choice - with more than 200 varieties of K-Cup® and, recently launched Vue® packs available for the system many consumers enjoy exploring and trying new brands.  In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas and coffees, hot cocoa and other dairy-based beverages, in single serve packs.

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

In February 2011, we entered into a multi-year manufacturing and distribution agreement under which GMCR manufactures K-Cup® packs for Dunkin’ Brands, Inc. using coffee sourced and roasted to Dunkin’ Donuts’ exacting specifications.  Dunkin’ K-Cup® packs became available at participating Dunkin’ Donuts™ restaurants in August of 2011.  This agreement was amended in February 2012 to include Vue® packs.

In March 2011, we entered into a strategic multi-year relationship for the manufacturing, marketing, distribution and sale of Starbucks® coffee and Tazo® tea branded K-Cup® packs.  In November 2011, we, along with Starbucks, began making Starbucks K-Cup® packs available through food, drug, mass merchandisers, club, specialty and department store retailers throughout the U.S.  Recently, the companies made Starbucks K-Cup® packs available through one of our consumer-direct websites: www.keurig.com, and Starbucks consumer-direct website: www.starbucksstore.com.  In March 2012, we expanded the scope of this relationship, primarily to provide for the manufacturing, marketing, distribution and sale of Starbucks® coffee and Tazo® tea branded Vue® packs, in addition to K-Cup® packs.  Starbucks introduced Starbucks K-Cup® packs to retail stores in Canada during the second quarter of fiscal 2012 and Starbucks stores in June 2012.  In addition, we expect to distribute Starbucks Vue®  packs in specialty, department store, and mass retailers in the U.S. as well as on our consumer direct websites by the fall of 2012.

In May 2012, we entered into a multiyear agreement to make Eight O’Clock® coffee, Tetley® tea, and Good Earth® tea available in K-Cup® and Vue® packs for Keurig® Single Cup Brewing systems.  We, along with Eight O’Clock Coffee, plan to make a select offering of Eight O’Clock® coffee K-Cup® packs available through in-home and away-from-home channels, as well as on our consumer direct websites, www.Keurig.com and www.GreenMountainCoffee.com, throughout the U.S. and Canada beginning in fall 2012.  In 2013, the K-Cup® pack collection will be expanded to include Tetley® teas in the U.S. and Good Earth® teas in the U.S. and Canada.

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

For the third fiscal quarter of 2012, our net sales of $869.2 million represented growth of 21% over the third fiscal quarter of 2011 (“the prior year period”).  Approximately 89.4% of our third quarter consolidated net sales were attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories.  The primary drivers of third quarter of fiscal 2012 net sales growth compared to the prior year period were:

•     A 31% increase in net sales attributed to single serve pack sales which totaled $638.0 million in the third quarter of fiscal 2012;

•     A 32% increase in net sales attributed to Keurig® Single Cup Brewers and accessory net sales which totaled $139.1 million in the third quarter of fiscal 2012;

•     A 27% decrease in net sales of other products and royalties primarily as a result of the sale of Filterfresh on October 3, 2011.

In the third quarter of fiscal 2012, our gross margin decreased to 34.9% from 36.8% in the prior year period due to (i) under-utilization of our current manufacturing base as a result of lower than expected manufacturing through-put primarily due to lower K-Cup® pack demand and lower-than-planned production levels which increased average labor and overhead costs per K-Cup® pack, (ii) a higher write-down of finished product and anticipated obsolescence of raw material inventory due to lower than anticipated sales of seasonal and certain coffee products, and (iii) the launch of our new Keurig® Vue® brewer platform that has a lower gross margin than the Keurig® K-Cup® brewer platform. The decrease in gross margin was partially offset by (i) a net price realization primarily from price increases taken in fiscal 2011 to offset higher green coffee and other input costs experienced in fiscal 2011 and the first half of fiscal 2012, (ii) a decrease in green coffee costs in third quarter of fiscal 2012, and (iii) a decrease in warranty expense related to the Keurig® Single Cup Brewers.

Third quarter of fiscal 2012, selling, operating, and general and administrative expenses (“SG&A”) increased 20% to $173.6 million from $144.8 million in the prior year. As a result of the decline in our gross margin, our operating margin declined to 14.9% from 16.6% in the third quarter of fiscal 2012 compared to the prior year period.

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

We offer a one-year warranty on all Keurig® Single Cup Brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.  In addition, sales of Keurig® Single Cup Brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  The Company is experiencing warranty claims that are lower than the rates experienced over the prior two years, which had related to a component failing at higher-than-anticipated rates in the later stage of the warranty life.  We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate, and our products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty or sales returns rates to possibly fluctuate going forward, so that they may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

We generated $118.0 million in cash from operations during the third quarter of fiscal 2012 as compared to $49.3 million in the same period last year.  During the third quarter of fiscal 2012, we primarily used cash, generated from operations, to reduce our borrowings under our revolving lines of credit by $28.7 million and fund capital expenditures of $101.0 million.

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

Management evaluates the performance of our operating segments based on several factors, including net sales and income before taxes.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Income before taxes represents earnings before income taxes and includes intersegment interest income and expense and transfer pricing on intersegment sales.  Our manufacturing operations occur within the SCBU and CBU segments, however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group.  Expenses related to certain centralized administrative functions including accounting and information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are recorded in the “Corporate” segment.  Corporate expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors.

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

Selected financial data for segment results for the thirteen and thirty-nine weeks ended June 25, 2011 have been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude transaction expenses related to our acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition; any gain from the sale of Filterfresh U.S. based coffee services business; legal and accounting expenses related to the SEC inquiry and pending litigation; non-cash related items such as amortization of identifiable intangibles; and loss on extinguishment of debt, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

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

Acquisitions and Divestitures

On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business, or “Filterfresh” business, were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash.  Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1%	63.2%	67.3%	66.5%
Gross profit	34.9%	36.8%	32.7%	33.5%

Selling and operating expenses	13.6%	13.3%	12.7%	13.1%
General and administrative expenses	6.4%	6.9%	5.4%	7.0%
Operating income	14.9%	16.6%	14.6%	13.5%*

Other income (expense), net	0.0%	0.0%	0.1%	0.0%
Gain on financial instruments, net	0.3%	0.1%	0.0%	(0.6)%
Loss on foreign currency, net	(0.6)%	(0.1)%	0.0%	0.2%
Gain on sale of subsidiary	—	—	0.9%	—
Interest expense	(0.7)%	(4.2)%	(0.6)%	(2.7)%
Income before income taxes	14.0%*	12.4%	15.0%	10.5%*

Income tax expense	(5.6)%	(4.4)%	(5.6)%	(4.0)%
Net Income	8.5%*	7.9%*	9.3%*	6.5%

Net income attributable to noncontrolling interests	0.0%	0.1%	0.0%	0.1%

Net income attributable to GMCR	8.4%*	7.9%*	9.3%	6.4%

* Does not sum due to rounding.

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
SCBU	$387.0	$275.7	$1,140.9	$705.9
KBU	332.8	285.3	1,297.1	882.7
CBU	149.4	156.2	474.5	350.4
Corporate	—	—	—	—
Total Company	$869.2	$717.2	$2,912.5	$1,939.0

	Income before taxes (in millions)
	Thirteen weeks ended		Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
SCBU	$90.5	$66.3	$267.7	$193.1
KBU	22.6	40.6	118.7	94.0
CBU	23.6	24.7	98.4	41.9
Corporate	(14.9)	(42.9)	(49.4)	(100.5)
Inter-company eliminations	—	—	—	(25.1)
Total Company	$121.8	$88.7	$435.4	$203.4

Thirteen weeks ended June 23, 2012 versus thirteen weeks ended June 25, 2011

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Thirteen weeks ended
	June 23, 2012	June 25, 2011	$ Increase (Decrease)	% Increase (Decrease)
Single Serve Packs	$638.0	$485.4	$152.6	31%
Brewers and Accessories	139.1	105.4	33.7	32%
Other Products and Royalties	92.1	126.4	(34.3)	(27)%
Total Net Sales	$869.2	$717.2	$152.0	21%

Net sales for the third quarter of fiscal 2012 increased 21% to $869.2 million, up from $717.2 million reported in the prior year period.  The primary drivers of the increase in our net sales were a 31%, or $152.6 million, increase in total single serve pack net sales, a 32%, or $33.7 million, increase in Keurig® Single Cup Brewer and accessory sales, and a 27%, or $34.3 million, net decrease in other products and royalties primarily as a result of the sale of Filterfresh on October 3, 2011.

The increase in single serve pack net sales was driven by a 28 percentage point increase in sales volume and a 3 percentage point increase in K-Cup® pack net price realization due primarily to price increases implemented during fiscal 2011 to offset the then higher green coffee and the other input costs.

SCBU

SCBU segment net sales to unaffiliated customers increased by $111.3 million, or 40%, to $387.0 million in the third quarter of fiscal 2012 as compared to $275.7 million in the prior year period.  The increase is due primarily to a $119.9 million, or 51%, increase related to sales of K-Cup® packs.

KBU

KBU segment net sales to unaffiliated customers increased by $47.5 million, or 17%, to $332.8 million in the third quarter of fiscal 2012 as compared to $285.3 million in the prior year period.  The increase is due primarily to a $19.4 million, or 10%, increase related to sales of K-Cup® and Vue® packs and a $28.4 million, or 32%, increase related to sales of Keurig® Single Cup Brewers and accessories. The $47.5 million increase in net sales included $20.0 million in sales of new Vue® brewers and Vue® packs.

CBU

CBU segment net sales to unaffiliated customers decreased by $6.8 million, or 4%, to $149.4 million in the third quarter of fiscal 2012 as compared to $156.2 million in the prior year period.  The decrease is attributable to the sale of Filterfresh on October 3, 2011, which contributed $29.4 million in net sales in the prior year period, offset by an increase in net sales of $22.6 million due primarily to a $18.8 million, or 38%, increase related to the sale of K-Cup® packs and a $5.5 million, or

42%, increase related to sales of Keurig® Single Cup Brewers and accessories.  Effective September 25, 2011, the beginning of our first quarter of fiscal 2012, Timothy’s and all AH single-cup business with retailers in Canada is included in the CBU segment.  Prior to September 25, 2011, Timothy’s was included in the SCBU segment and a portion of the AH single cup business with retailers in Canada was included in the KBU segment.  The $156.2 million in net sales in the prior period has been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

Gross Profit

Gross profit for the third quarter of fiscal 2012 was $303.3 million, or 34.9% of net sales as compared to $264.1 million, or 36.8% of net sales, in the prior year period.  Gross margin declined approximately (i) 320 basis points due to under-utilization of our current manufacturing base as a result of lower than expected manufacturing through-put primarily due to lower K-Cup® pack demand and lower-than-planned production levels which increased average labor and overhead costs per K-Cup® pack, (ii) 120 basis points due to a higher write down of finished product and anticipated obsolescence of raw material inventory due to lower than anticipated sales of seasonal and certain coffee products, and (iii) 110 basis points due to the launch of our new Keurig® Vue® brewer platform that has a lower gross margin than the Keurig® K-Cup® brewer platform.  The decrease in gross margin was partially offset by (i) a 250 basis point increase due to net price realization primarily from price increases taken in fiscal 2011 to offset higher green coffee and other input costs that were experienced in fiscal 2011 and the first half of fiscal 2012, (ii) a 110 basis point increase due to a decrease in green coffee costs in the third quarter of fiscal 2012 compared to the prior year period, and (iii) a 60 basis point increase due to the decrease in warranty expense related to Keurig® Single Cup Brewers.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased 20% to $173.6 million in the third quarter of fiscal 2012 from $144.8 million in the prior year period.  As a percentage of sales, SG&A improved to 20.0% in the third quarter of fiscal 2012 from 20.2% in the prior year period.  The increase in SG&A over the prior year period is primarily attributed to an additional $17.7 million of advertising, promotions and certain marketing expenses, $3.9 million of additional salaries and related expenses and $2.2 million of legal and accounting expenses associated with the SEC inquiry and pending litigation.

Gain (Loss) on Financial Instruments

We incurred $3.0 million in net gains on financial instruments not designated as hedges for accounting purposes during the third quarter of fiscal 2012 as compared to $0.5 million in net gains during the prior year period.  The net gains were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Foreign Currency Exchange Gain (Loss), Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the third quarter of fiscal 2012, we incurred a net foreign currency loss of approximately $5.1 million as compared to a net loss of $1.0 million during the prior year period.  The net foreign currency exchange losses primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries.

Interest Expense

Interest expense was $6.2 million in the third quarter of fiscal 2012, as compared to $29.8 million in the prior year period.  During the third quarter of fiscal 2011, we entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) which, among other things, eliminated our term loan B facility and reduced interest rates.  In conjunction with our Restated Credit Agreement, we incurred a loss of $17.1 million on the write-off of debt issuance costs and the original issue discount on the extinguishment of the term loan B.  In addition, average outstanding debt was lower in the third quarter of fiscal 2012 as compared to the average outstanding debt during the third quarter of fiscal 2011 primarily due to the May 2011 $688.9 million equity offering and concurrent private placement to Lavazza, which was largely used to repay a portion of the outstanding debt under our credit facility.

Income Taxes

Our effective income tax rate was 39.6% for the third quarter of fiscal 2012 as compared to a 35.8% effective tax rate for the prior year period.  The increase is attributable to the extension of the 2011 federal R&D credit in the third quarter of the prior year and lower stock option activity in the current quarter.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the third quarter of fiscal 2012 was $73.3 million, an increase of $16.9 million or 30%, as compared to $56.3 million in the prior year period.

Non-GAAP net income, when excluding non-cash related items such as amortization of identifiable intangibles; legal and accounting expenses related to the SEC inquiry and pending litigation; and loss on extinguishment of debt increased 9% to $82.9 million for the third quarter of fiscal 2012 from $75.7 million non-GAAP net income in the prior year period.

Diluted EPS was $0.46 per share in the third quarter of fiscal 2012, as compared to $0.37 per share in the prior year period.

Non-GAAP diluted EPS was $0.52 per share in the third quarter of fiscal 2012, as compared to $0.49 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended June 23, 2012 and June 25, 2011 (in thousands, except per share data):

	Thirteen weeks ended
	June 23, 2012	June 25, 2011
Net income attributable to GMCR	$73,296	$56,348
After tax:
Expenses related to SEC inquiry (1)	1,759	513
Amortization of identifiable intangibles (2)	7,876	7,859
Loss on extinguishment of debt (3)	—	11,027
Non-GAAP net income	$82,931	$75,747

	Thirteen weeks ended
	June 23, 2012	June 25, 2011
Diluted income per share	$0.46	$0.37
After tax:
Expenses related to SEC inquiry (1)	0.01	0.00
Amortization of identifiable intangibles (2)	0.05	0.05
Loss on extinguishment of debt (3)	—	0.07
Non-GAAP net income per share	$0.52	$0.49

(1)   Represents legal and accounting expenses, net of income taxes of $1.2 million and $0.3 million for the thirteen weeks ended June 23, 2012 and June 25, 2011, respectively, related to the SEC inquiry and pending litigation classified as general and administrative expense.  Income taxes were calculated at the Company’s effective tax rate.

(2)   Represents the amortization of intangibles, net of income taxes of $3.6 million and $3.9 million for the thirteen weeks ended June 23, 2012 and June 25, 2011, respectively, related to the Company’s acquisitions classified as general and administrative expense.  Income taxes were calculated at the Company’s deferred tax rates.

(3)   Represents the write-off of debt issuance costs and original issue discount, net of income taxes of $6.1 million for the thirteen weeks ended June 25, 2011, primarily associated with the extinguishment of the term loan B under the Credit Agreement.  Income taxes were calculated at the Company’s effective tax rate.

Thirty-nine weeks ended June 23, 2012 versus thirty-nine weeks ended June 25, 2011

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Thirty-nine weeks ended
	June 23, 2012	June 25, 2011	$ Increase (Decrease)	% Increase (Decrease)
Single Serve Packs	$2,008.7	$1,230.1	$778.6	63.3%
Brewers and Accessories	609.7	409.6	200.1	48.9%
Other Products and Royalties	294.1	299.3	(5.2)	(1.7)%
Total Net Sales	$2,912.5	$1,939.0	$973.5	50.2%

Net sales for the thirty-nine weeks ended June 23, 2012 (the “2012 YTD period”) increased 50.2% to $2,912.5 million, up from $1,939.0 million reported for the thirty-nine weeks ended June 25, 2011 (“the prior YTD period”).  The primary drivers of the increase in our net sales were a 63.3%, or $778.6 million, increase in total single serve pack net sales and a 48.9%, or $200.1 million, increase in Keurig® Single Cup Brewer and accessory sales, offset by a 1.7%, or $5.2 million, net decrease in other products and royalties primarily as a result of the Van Houtte acquisition.

The increase in single serve pack net sales was driven by a 48 percentage point increase in sales volume, a 12 percentage point increase in K-Cup® pack net price realization due primarily to price increases implemented during fiscal 2011 to offset the then higher green coffee and the other input costs, and a 3 percentage point increase in K-Cup® pack net sales due to the acquisition of Van Houtte.

SCBU

SCBU segment net sales to unaffiliated customers increased by $435.0 million, or 62%, to $1,140.9 million in the 2012 YTD period as compared to $705.9 million in the prior YTD period.  The increase is due primarily to a $452.4 million, or 78%, increase related to sales of K-Cup® packs.

KBU

KBU segment net sales to unaffiliated customers increased by $414.4 million, or 47%, to 1,297.1 million in the 2012 YTD period as compared to $882.7 million in the prior year YTD period.  The increase is due primarily to a $257.7 million, or 50%, increase related to sales of K-Cup® and Vue® packs and a $159.7 million, or 44%, increase related to sales of Keurig® Single Cup Brewers and accessories.

CBU

For the 2012 YTD period, CBU segment net sales to unaffiliated customers were $474.5 million as compared to $350.4 million in the prior YTD period.  The increase is due to a $79.3 million, or 63%, increase related to the sale of K-Cup® packs, a $39.0 million, or 112%, increase related to sales of Keurig® Single Cup Brewers and accessories, and a $66.1 million, or 51%, increase related to other products, partially offset by a $60.3 million decrease due to the sale of Filterfresh on October 3, 2011.  Effective September 25, 2011, the beginning of fiscal 2012, Timothy’s and all AH single cup business with retailers in Canada are included in the CBU segment.  Prior to September 25, 2011, Timothy’s was included in the SCBU segment and a portion of the AH single cup business with retailers in Canada was included in the KBU segment.  The $350.4 million in net sales in the prior YTD period has been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.  Excluding these segment changes, the Van Houtte acquisition increased net sales by $87.4 million compared to the prior YTD period.

Gross Profit

Gross profit for the 2012 YTD period was $953.0 million, or 32.7% of net sales, as compared to $650.5 million, or 33.5% of net sales, in the prior year period.  Gross margin declined approximately (i) 290 basis points due to under-utilization of our current manufacturing base as a result of lower than expected manufacturing through-put primarily due to lower K-Cup® pack demand and lower-than-planned production levels which increased average labor and overhead costs per K-Cup® pack, (ii) 140 basis points due to higher green coffee costs, and (iii) 100 basis points due to a higher write down of finished product and anticipated obsolescence of raw material inventory due to lower than anticipated sales of seasonal and certain coffee products. The decrease in gross margin was partially offset by (i) a 290 basis point increase due to net price realization primarily from price increases taken in fiscal 2011 to offset higher green coffee and other input costs that were experienced in fiscal 2011 and the first half of fiscal 2012, (ii) a 40 basis point increase due to price increases on Keurig® Single Cup Brewers in fiscal 2011, and (iii) a 40 basis point increase due to the decrease in 2012 YTD warranty expense related to Keurig® Single Cup Brewers.

Selling, Operating, General and Administrative Expenses

SG&A increased 36% to $527.8 million in the 2012 YTD period from $388.3 million in the prior YTD period.  As a percentage of sales, SG&A expenses improved to 18.1% in the 2012 YTD period from 20.0% in the prior YTD period.

Including the acquisition of Van Houtte, SG&A expenses increased due to $56.1 million of additional advertising and certain marketing expenses, $26.5 million of additional salaries and related expenses and $11.6 million of additional corporate social responsibility expense.  In addition, the increase in SG&A expenses was offset by a decrease in general and administrative expenses of $10.6 million in transaction-related expenses primarily due to the Van Houtte acquisition and $2.4 million in legal and accounting expenses associated with the SEC inquiry and pending litigation.

Gain (Loss) on Financial Instruments

We incurred $0.2 million in net losses on financial instruments not designated as hedges for accounting purposes during the 2012 YTD period as compared to $11.8 million in net losses during the prior YTD period.  For the 2012 YTD period, the net losses were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.  For the prior YTD period, we incurred net losses of approximately $3.2 million in derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition and a $7.9 million net loss on the fair value adjustment on our cross currency swap.

Foreign Currency Exchange Gain (Loss), Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the 2012 YTD period, we incurred a net foreign currency gain of approximately $1.2 million as compared to a net gain of $4.6 million during the prior YTD period.  The net foreign currency exchange gains primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries.

Gain on Sale of Subsidiary

On October 3, 2011, we sold all the outstanding shares of the Filterfresh business resulting in a gain of $26.3 million.

Interest Expense

Interest expense was $18.7 million in the 2012 YTD period, as compared to $52.6 million in the prior YTD period.  During the third quarter of fiscal 2011, we entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) which, among other things, eliminated our term loan B facility and reduced interest rates.  In conjunction with our Restated Credit Agreement, during the prior YTD period, we incurred a loss of $17.1 million on the write-off of debt issuance costs and the original issue discount on the extinguishment of the term loan B.  In addition, average outstanding debt was lower in the 2012 YTD period as compared to the average outstanding debt during the prior YTD period primarily due to the May 2011 $688.9 million equity offering and concurrent private placement to Lavazza, which was largely used to repay a portion of the outstanding debt under our credit facility.  This decrease in average outstanding debt and lower interest rates on the credit facility contributed to the reduction in interest expense.

Income Taxes

Our effective income tax rate was 37.7% for the 2012 YTD period as compared to a 38.4% effective tax rate in the prior YTD period.  The higher effective rate in the prior YTD period is attributed to the recognition of non-deductible acquisition-related expenses incurred during our fourth quarter of fiscal 2010 for the Van Houtte acquisition, which closed during our first quarter of fiscal 2011.  The higher effective tax rate was offset with a $2.2 million income tax benefit recognized in the second quarter of fiscal 2011 related to success-based acquisition fees we paid in the Van Houtte acquisition.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the 2012 YTD period was $270.7 million, an increase of $146.6 million or 118%, as compared to $124.1 million in the prior YTD period.

Non-GAAP net income, when excluding transaction-related expenses related to our acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition and the write-off of deferred financing expenses as part of debt financing; any gain from the sale of Filterfresh based coffee services business; legal and accounting expenses related to the SEC inquiry and pending litigation; non-cash related items such as amortization of identifiable intangibles; and loss on extinguishment of debt, increased 62% to $280.6 million for the 2012 YTD period from $173.6 million non-GAAP net income in the prior YTD period.

Diluted weighted average shares outstanding increased 7% primarily due to the issuance of approximately 10.1 million shares on May 11, 2011 from a public offering and concurrent private placement to Lavazza pursuant to its preemptive rights.

Diluted EPS was $1.70 per share in the 2012 YTD period, as compared to $0.83 per share in the prior YTD period.

Non-GAAP diluted EPS was $1.76 per share in the 2012 YTD period, as compared to $1.16 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirty-nine weeks ended June 23, 2012 and June 25, 2011 (in thousands, except per share data):

	Thirty-nine weeks ended
	June 23, 2012	June 25, 2011
Net income attributable to GMCR	$270,741	$124,132
After tax:
Acquisition-related expenses (1)	—	14,524
Expenses related to SEC inquiry (2)	2,889	4,442
Amortization of identifiable intangibles (3)	23,658	19,514
Loss on extinguishment of debt (4)	—	11,027
Gain on sale of subsidiary (5)	(16,685)	—
Non-GAAP net income	$280,603	$173,639

	Thirty-nine weeks ended
	June 23, 2012		June 25, 2011
Diluted income per share	$1.70		$0.83
After tax:
Acquisition-related expenses (1)	—		0.10
Expenses related to SEC inquiry (2)	0.02		0.03
Amortization of identifiable intangibles (3)	0.15		0.13
Loss on extinguishment of debt (4)	—		0.07
Gain on sale of subsidiary (5)	(0.10)		—
Non-GAAP net income per share	$1.76	*	$1.16

* Does not sum due to rounding.

(1)          Represents direct acquisition-related expenses of $10.6 million ($9.8 million after-tax); the write-off of deferred financing expenses as part of new debt financing of $2.6 million ($1.6 million after-tax); and the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition of $5.3 million ($4.0 million after-tax).  In addition, we recognized a $2.1 million tax expense related to the reversal of nondeductible acquisition-related expenses incurred during our fourth quarter of fiscal 2010 and a $3.0 million tax benefit related to the reversal of certain nondeductible acquisition-related expenses incurred during our fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 that were deemed deductible in accordance with tax regulations enacted in the second quarter of fiscal 2011.  This combined tax affect was reversed for purposes of this non-GAAP table.

(2)          Represents legal and accounting expenses, net of income taxes of $1.9 million and $2.8 million for the thirty-nine weeks ended June 23, 2012 and June 25, 2011, respectively, related to the SEC inquiry and pending litigation classified as general and administrative expense.  Income taxes were calculated at our effective tax rate.

(3)          Represents the amortization of intangibles, net of income taxes of $10.8 million and $10.1 million for the thirty-nine weeks ended June 23, 2012 and June 25, 2011, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our effective tax rate.

(4)          Represents the write-off of debt issuance costs and original issue discount, net of income taxes of $6.1 million, primarily associated with the extinguishment of the term loan B under the Credit Agreement.

(5)          Represents the gain recognized on the sale of Filterfresh, net of income taxes of $9.6 million.  Income taxes were calculated at our effective tax rate.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and acquisitions from operations, equity offerings and borrowings under our credit facilities.  At June 23, 2012, we had $409.1 million in debt and capital lease obligations, $139.0 million in cash and cash equivalents and $687.3 million of working capital (including cash).  At September 24, 2011, we had $582.6 million in debt outstanding, $13.0 million in cash and cash equivalents and $660.2 million of working capital (including cash).

Operating Activities:

Net cash provided by operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, provision for sales returns and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities during the thirty-nine weeks ended June 23, 2012 was $488.2 million as compared to $174.7 million for the same period last year.  Operations generated $271.5 million in net income for the thirty-nine weeks ended June 23, 2012.  Significant non-cash items consisted of $123.7 million in depreciation and amortization, $83.2 million provision for sales returns offset by a $28.9 million gain, excluding transaction costs, from the sale of Filterfresh.  The provision for sales returns is consistent as a percentage of sales for the thirty-nine weeks ended June 23, 2012 and June 25, 2011.  Significant changes in assets and liabilities affecting net cash provided by operating activities were a $91.0 million increase in income tax payable (net) offset by an increase in accounts receivable of $37.9 million as a result of the increase in sales and profitability for the 2012 YTD period over the prior YTD period.

Investing Activities:

Investing activities primarily include acquisitions and dispositions of businesses along with capital expenditures for equipment and building improvements.

Cash flows used in investing activities for the thirty-nine weeks ended June 23, 2012 included $137.7 million received from the sale of Filterfresh.  On October 3, 2011, we sold all the outstanding shares of Filterfresh to ARAMARK for $142.1 million in cash and transferred $4.4 million of cash to ARAMARK as part of the sale resulting in net cash inflow related to the sale of $137.7 million.  Cash flows used in investing activities for the thirty-nine weeks ended June 25, 2011 included $907.8 million used in the acquisition of Van Houtte.

Capital expenditures were $305.5 million in the 2012 YTD period as compared to $175.5 million for the same period last year.  Capital expenditures incurred during the 2012 YTD period consisted primarily of $165.8 million related to increasing packaging capabilities for the Keurig brewer platforms, $71.7 million related to facilities and related infrastructure, and $36.0 million related to information technology infrastructure and systems.  For fiscal 2012, we currently expect to invest between $475.0 million to $525.0 million in capital expenditures to support our future growth.  We expect approximately $145.0 million will be spent to increase our packaging capacity related to our Keurig® K-Cup® brewer platform, approximately $65.0 million will be spent for packaging capabilities related to our Keurig® Vue® brewer platform, approximately $135.0 million will be spent to expand our physical plants, research and development equipment and facilities, and office space, approximately $90.0 million will be spent for coffee processing and other equipment and approximately $65.0 million will be spent for information technology infrastructure and systems.

In fiscal 2013, we currently expect to invest between $380.0 million to $430.0 million in capital expenditures to support the Company’s future growth.

Financing Activities:

Cash used in financing activities for the 2012 YTD period totaled $198.8 million.  Proceeds from the sale of Filterfresh as well as cash generated from operations were used to reduce our debt and capital lease obligations by $219.2 million, principally under our revolving line of credit.  Cash flows from operating and financing activities also included a $12.4 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under the Restated Credit Agreement, we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At June 23, 2012, we had $243.8 million outstanding under the term loan A facility, $124.0 million outstanding under the revolving credit facilities and $6.2 million in letters of credit with $869.8 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate at June 23, 2012 and September 24, 2011 was 3.9% and 2.8%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At June 23, 2012, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at June 23, 2012 was $233.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At June 23, 2012, we estimate we would have paid $9.1 million (gross of tax), if we terminated the swap agreements.  We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During the thirteen weeks ended June 23, 2012 and June 25, 2011, we paid approximately $1.2 million and $1.3 million, respectively, in additional interest expense pursuant to swap agreements.  During the thirty-nine weeks ended June 23, 2012 and June 25, 2011, we paid approximately $3.5 million and $2.6 million, respectively, in additional interest expense pursuant to swap agreements.

On July 30, 2012, our Board of Directors authorized a new program for the Company to repurchase up to $500.0 million of our common shares over the next two years, at such times and prices as determined by the Company’s management.  The shares will be purchased with cash on hand, cash from operations, and funds available through our existing credit facility.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt (1)	Interest Expense (2)	Operating Lease Obligations	Capital Lease Obligations (3)	Purchase Obligations	Total
Remainder of 2012	$1,583	$2,299	$4,697	$1,650	$596,826	$607,055
FY 2013 - FY 2014	19,578	14,665	27,355	15,455	425,352	502,405
FY 2015 - FY 2016	348,156	10,056	18,947	31,681	226,026	634,866
Thereafter	997	38	12,516	183,669	164,041	361,261
Total	$370,314	$27,058	$63,515	$232,455	$1,412,245	$2,105,587

(1)          Excludes capital lease obligations.

(2)          Based on rates in effect at June 23, 2012.  Does not include interest on amounts outstanding under the USD and multicurrency revolving credit facilities.

(3)          Includes principal and interest payments under capital lease obligations and under leases for which we are deemed the owner of the construction project for accounting purposes.

In addition, we have $23.9 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $16.6 million expiring through June 2015.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued and Accounting Standards Update (“ASU”) which simplifies how an entity is required to test indefinite lived-intangible assets for impairment.  The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative indefinite-lived asset impairment test.  Current guidance requires an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by first comparing the fair value of the indefinite-lived asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in the ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendment includes a number of factors to be considered in conducting the qualitative assessment.  The amendments in the ASU are effective for annual and interim indefinite-lived intangible impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company.  Early adoption is permitted.  We currently plan to early adopt in fiscal 2012.

In December 2011, the Financial Accounting Standards Board issued an ASU that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For us, the amendment is effective for fiscal year 2014.  We are currently evaluating the impact these amendments may have on our disclosures.

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

Forward Looking Statements

Certain information contained in this filing, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Generally, these statements may be identified by the use of words such as “may,” “will,” “would,” “expect,” “should,” “anticipate,” “estimate,” “believe,” “forecast,” “intend,” “plan” and similar expressions intended to identify forward-looking statements. These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the ability to maximize or successfully assert our intellectual property rights, the success of introducing and producing new product offerings, ability to attract and retain senior management, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, and the impact of the inquiry initiated by the SEC and any related litigation or additional governmental inquiry or enforcement proceedings.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, changes in regulatory requirements, and global economic conditions generally which would include the availability of financing, interest, inflation rates and investment return on retirement plan assets, as well as foreign currency fluctuations, risks associated with our information technology systems, the threat of data breaches or cyber-attacks, and other risks described in the Company’s filings with the Securities and Exchange Commission.

Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Interest Rate Risks

The table below provides information about our debt and capital lease obligations, some of which that are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by year:

	Remainder						Total Debt Outstanding and average effective interest rate at
	2012	2013	2014	2015	2016	Thereafter	June 23, 2012
Long-term debt:
Variable rate (in thousands)	$1,563	$—	$—	$—	$133,139	$—	$134,702
Average interest rate	2.6%	2.6%	2.6%	2.6%	2.6%	0.0%	2.6%
Fixed rate (in thousands)	$767	$9,204	$15,839	$22,566	$199,062	$26,972	$274,410
Average interest rate	3.9%	3.8%	3.8%	3.7%	3.4%	6.5%	4.5%

At June 23, 2012, we had $134.7 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $1.3 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.4 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements.  On June 23, 2012, the effect of our interest rate swap agreements was to limit the interest rate exposure on $233.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from September 2012 through November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace.  At June 23, 2012, we had approximately $401.4 million in green coffee purchase commitments, of which approximately 82% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales.  At June 23, 2012, we held outstanding futures contracts covering 2.4 million pounds of coffee with a fair market value of $(0.8) million, gross of tax.  At September 24, 2011, we held outstanding futures contracts covering 3.1 million pounds of coffee with a fair market value of $(0.4) million, gross of tax.

At June 23, 2012, we are exposed to approximately $73.5 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $119.9 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 24, 2011.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at June 23, 2012 by approximately $7.4 million.

Foreign Currency Exchange Rate Risk

Our foreign operations are primarily related to CBU, which is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely affected by changes in these or other factors.  We also source our green coffee, certain production equipment, and components of our brewers and manufacturing of our brewers from countries outside the United States, which are subject to the same risks described for Canada above; however, most of our green coffee and brewer purchases are transacted in the United States dollar.

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

At June 23, 2012, we had a 4-year cross-currency swap of CDN $140.0 million that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar inter-company note.  We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars, are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net un-hedged assets (liabilities) denominated in a currency other than the functional currency were approximately $(24.8) million at June 23, 2012.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets (liabilities) by approximately $(2.5) million with a corresponding charge to operations.  In addition, at June 23, 2012 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $543.2 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $54.3 million with a corresponding charge to other comprehensive income.

In addition, we use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.  We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations.  We had no outstanding foreign currency forward contracts at June 23, 2012.

Item 4.  Controls and Procedures

As of June 23, 2012 our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings.

On October 1, 2010, Keurig, Inc., a business unit of the Company (“Keurig”), filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers.  The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively in Keurig® Single Cup Brewers, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938).  Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages.  On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case.  The court denied that request so those issues will be resolved in due course during the litigation.

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

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to three putative securities fraud class actions and three putative stockholder derivative actions.  The first consolidated putative securities fraud class action was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.  The second putative securities fraud class action was filed on November 29, 2011, and the third putative securities fraud class action was filed on May 7, 2012.  A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of four separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012 and March 2, 2012, respectively.  In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010 and an additional putative stockholder derivative action was filed on July 23, 2012 in the United States District Court for the District of Vermont.

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaints include counts for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010.  The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class.  On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel.  On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice.  Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  In accordance with the stipulated briefing schedule, Plaintiffs filed their Second Consolidated Amended Complaint on April 30, 2012, and the Company moved to dismiss that complaint on June 14, 2012.  Briefing on the Company’s motion to dismiss has not yet been completed.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The plaintiff’s complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants and Section 20(a) of the Exchange Act against the officer defendants.  The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  On July 11, 2012, the parties filed a stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  The complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the court has not yet appointed a lead plaintiff and lead counsel.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The derivative complaints are asserted nominally on behalf of the Company against certain of its directors and officers.  The derivative complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, contribution and indemnification, and waste of corporate assets.  The complaints seek compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the putative securities fraud class action or the putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.

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

The third putative stockholder derivative action, Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III and is premised on the same allegations alleged in the putative securities fraud class action captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091.  The complaint is asserted nominally on behalf of the Company against certain of its directors and officers.  The complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution and indemnification.  The complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  The complaint was filed on July 23, 2012 and has not yet been served on the Company.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2011 Form 10-K.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a) Exhibits:

10.1	Lease Agreement dated June 19, 2012 between Burlington Crossing Realty Trust and the Company.

10.2	Lease Agreement dated March 21, 2011 between 124 Technology Park Way, LLC and the Company.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 23, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes In Redeemable Noncontrolling Interests And Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 8/1/2012	By:	/s/ Lawrence J. Blanford
Lawrence J. Blanford,
President and Chief Executive Officer

Date: 8/1/2012	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer