Form 10-K
period 2012-09-29
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2012-11-28
CIK 909954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 24, 2012 was approximately $7,413,000,000 based upon the closing price of such stock on March 23, 2012.

As of November 20, 2012, 148,451,513 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

GREEN MOUNTAIN COFFEE ROASTERS, INC,

Annual Report on Form 10-K

For Fiscal Year Ended September 29, 2012

PART I

Item 1.                                                         Business

Overview

Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, “GMCR”, the “Company”, “we”, “our”, or “us”) is a leader in the specialty coffee and coffeemaker businesses.  We sell Keurig®  Single Cup Brewers and roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified™, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® and Vue® packs (“single serve packs”) for use with our Keurig®  Single Cup Brewers.  We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.  In addition, we produce and sell other specialty beverages in single serve packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages.  As of the end of our 2012 fiscal year, we had the top four best-selling coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data.  Under the Keurig® brand name, we offer a variety of brewers for commercial use in the Away From Home (“AFH”) channel and for home use in the At Home (“AH”) channel that are differentiated by features and size.

Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single cup specialty coffee which can now be enjoyed in a wide variety of locations, including home, office, professional locations, restaurants, hospitality and specialty coffee shops.  This growth has been driven by the emergence of specialty coffee shops throughout North America, the general level of consumer knowledge of, and appreciation for, coffee quality and variety, and the wider availability of high-quality coffee.  The Company has been benefiting from this overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs.  As part of this strategy, we work to sell our AH brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable single serve packs.  In addition, we have license agreements with Breville Group Limited, Jarden Inc., producer of Mr. Coffee® brand coffeemakers, and Conair, Inc., producer of Cuisinart® brand coffeemakers, under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems which includes both the K-Cup® and, since fiscal 2012, the Vue® brewers and related single serve packs.  In fiscal 2012, approximately 90% of our consolidated net sales were attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories.

We regularly conduct consumer surveys to better understand our consumers’ preferences and behaviors.  In Company surveys, we have learned that consumers prefer our Keurig® Single Cup Brewing systems for three main reasons (which we see as our competitive advantages):

1                Quality—expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig® system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2                 Convenience—the Keurig® system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

3                Choice—with many single serve beverage brands across multiple beverage categories, GMCR offers more than 225 individual varieties, allowing consumers to enjoy and explore a wide range of beverages.  In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages, in single serve packs.

We believe it’s the combination of these attributes that make the Keurig® Single Cup Brewing systems so appealing to so many consumers.

We are focused on building our brands and profitably growing our business.  We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding consumer choice of coffee, tea and other beverages in our existing brewing systems or through the introduction of new brewing platforms, expanding sales in adjacent beverage industry segments and/or selectively pursuing other synergistic opportunities.

In fiscal 2011, we acquired LJVH Holdings Inc. (“Van Houtte”) owner of Van Houtte® and other brands, based in Montreal, Canada.  This acquisition is providing growth opportunities for us, particularly in Canada, and we believe is further advancing our objective of becoming a leader in the competitive coffee and coffeemaker business in North America.

We have continued to expand consumer choice in the Keurig® Single Cup Brewing system by entering into a number of business relationships which enable us to offer other strong national and regional coffee brands such as Folgers® and Millstone® (owned by The J.M. Smucker Company), Dunkin’ Brands, Inc., Starbucks® coffee and Tazo® tea, Eight O’Clock® coffee, Tetley® tea, Good Earth® tea, and Snapple® teas in single serve packs for use with Keurig® Single Cup Brewers.  We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded single serve packs to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems.  For example, in November 2012, the Company announced it is the exclusive manufacturer of Costco Kirkland Signature™ brand K-Cup® packs for the Keurig® Single Cup Brewing system.  We believe these new product offerings fuel excitement for current Keurig owners and users, raise system awareness, attract new consumers to the system, and promote expanded use of the system.  These relationships were established with careful consideration of potential economics and with the expectation that these relationships will lead to increased Keurig® Single Cup Brewing system awareness and household adoption through the participating brand’s advertising and merchandising activities.

We are also focused on continued innovation both in single serve brewing systems and other single serve beverages.  Some of our recent initiatives include:

•                  An expansion of our Keurig® Single Cup Brewing system to include Keurig® Vue® brewers and related Vue® packs;

•                  A launch of the Keurig® Rivo™ Cappuccino and Latte System and Rivo™ pack espresso blend varieties (collectively the “Rivo™ System”), in partnership with Luigi Lavazza S.p.A. (“Lavazza”); and

•                  An introduction of our Wellness Brewed™ collection which includes coffees, teas and Vitamin Burst™ fruit brew beverages that contain added ingredients like antioxidant vitamins.

Management is focused on executing on the above stated growth strategy to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs.

Net Sales

For fiscal 2012, approximately 90% of our consolidated net sales was attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories.  The Company’s net sales of $3,859.2 million were comprised of $2,708.9 million single serve pack net sales, $759.8 million Keurig® Single Cup Brewer and accessories net sales and $390.5 million of other product sales such as whole bean and ground coffee selections in bags and fractional packages as well as cups, lids and ancillary items to our customers in North America.

We rely on a single order fulfillment entity, M.Block & Sons, Inc. (“MBlock”), to process the majority of orders for our AH single cup business sold through to retailers, department stores and mass merchants in the United States.  Our sales processed through MBlock represented 38%, 38% and 43% of the Company’s consolidated net sales for fiscal years 2012, 2011 and 2010, respectively.  We are also reliant on certain customers for a substantial portion of our revenues, whether the related orders are processed through fulfillment entities or by us.  Sales to customers that represented more than 10% of our sales included Wal-Mart Stores, Inc. and affiliates (“Wal-Mart”), representing approximately 12% of our consolidated net sales for fiscal 2012, and Bed Bath & Beyond, Inc., representing approximately 11% and 14% of our consolidated net sales for fiscal years 2011 and 2010, respectively.

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

Our purpose statement: “We create the ultimate beverage experience in every life we touch from tree to cup—transforming the way the world understands business” guides our approach to business.

Our business mission: “A brewer on every counter and a beverage for every occasion” drives our strategy.

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

Innovative Single Cup Brewing Technology.  Our proprietary single cup brewing technology, embodied in our portfolio of premium quality machines and single serve packs, provides the benefits of convenience, variety and great taste consistently from cup to cup.  The Keurig® Single Cup Brewing systems include the following elements:

•                  Proprietary K-Cup® and Vue® packs, which contain precisely portioned amounts of gourmet coffees, cocoa, teas and other products/offerings in a sealed, low oxygen environment to help maintain freshness.

•                  Premium quality brewers that precisely control the amount, temperature and pressure of water to provide a cup of coffee, tea, cocoa or other beverage of a consistent high quality when used with K-Cup® and Vue® packs.

•                  Convenience of one-touch brewing which allows consumers to enjoy the perfect cup in less than a minute at the touch of a button.

While the brewing system has been designed and optimized for producing consistent, high-quality coffee, we have expanded our beverage selection to include other beverages such as hot apple cider, hot cocoa, brew-over-ice teas, coffees and fruit brews.  We believe these new beverages may help to increase brewer usage occasions and enhance consumer satisfaction.  New beverage development work has also generated proprietary know how and/or patent applications.  The Company holds U.S. and international patents covering a range of its portion pack and brewing technology innovations, with additional patent applications in process.  We believe our constant innovation and focus on quality, all directed to delivering a consistently superior cup of coffee, are what differentiates us among competitors in the single cup coffeemaker industry.

Production and Distribution.  The Company seeks to create customers for life.  We believe that coffee and other beverages are convenience purchases, and we utilize our multi-channel distribution network of distributor, retail and consumer direct options to make our products widely and easily available to consumers.

We operate production and distribution facilities in the U.S. in Castroville, California; Knoxville, Tennessee; Essex, Waterbury and Williston, Vermont; Windsor, Virginia; and Sumner, Washington and in Canada, primarily in Montreal, Quebec and Toronto, Ontario.  Our production facilities include specially designed proprietary high-speed packaging lines that manufacture K-Cup® and Vue® packs using freshly-roasted and ground coffee as well as tea, cocoa and other products.

Socially Responsible Business Practices.  We view corporate social responsibility as integral to our success.  We have a long history of supporting sustainability initiatives, particularly where we have business interest or expertise.  We strive to manage and minimize negative impacts throughout the value chain where possible through actions that enable responsible procurement, a healthy working environment, resource efficiency, and product responsibility.  We allocate a portion of our profits towards philanthropic efforts.  Our funded projects center around partnering with supply-chain communities, supporting local communities, protecting the environment, building demand for sustainable products, working together for change and fostering workplace excellence.  We typically contribute direct or indirect financial support, donations of products or equipment, and employee volunteer efforts to these projects.  To learn more about our programs visit www.BrewingABetterWorld.com.

In September 2011, Brewing A Better World Foundation (the “Foundation”) was established to augment the Company’s charitable activities.  Certain officers of the Company are also officers and directors of the Foundation.  The Foundation supports charitable organizations, both in the United States and abroad, that are dedicated to causes in which the Company and the Foundation have a particular philanthropic interest, including supporting charitable organizations that provide assistance to the communities in which the Company and its suppliers operate.  In furtherance of its charitable purposes, the Foundation may provide disaster relief in the form of monetary aid through grants to other charitable organizations engaged in disaster relief activities. To help accomplish its goals, the Foundation draws upon contributions made by the Company.

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

The Products

Coffee

The Company offers high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends.  We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences.  Our coffee comes in a variety of package types including single serve packs, bagged (whole bean and ground), fractional packages (for food service and office environments) and cans.

Tea

The Company does not own a tea brand, but has licensing agreements with Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), Good Earth® Corporation and Tetley® USA, Inc. (Good Earth® and Tetley® branded teas), R. C. Bigelow, Inc. (Bigelow® branded teas), Snapple Beverage Corp. (Snapple® branded teas) Starbucks Corporation (Tazo®) and Associated British Foods plc (Twinings of London®) for manufacturing, distribution, and sale of single serve packs.

Other Beverages

In addition to coffee and tea, we also produce and sell lemonade and hot apple cider under our Green Mountain Naturals™ brand, iced fruit brews under our Vitamin Burst™ brand, cocoa and other dairy-based beverages under our Café Escapes™ brand, and cocoa under the Swiss Miss® brand in single serve packs.

Beverage Brands

The brands include:

Arbuckle®	Eight O’Clock®	Red Carpet™
Barista Prima Coffeehouse®	Emeril’s®	revv®
Bigelow®	Folgers Gourmet Selections®	Starbucks®
Brûlerie Mont-Royal®	Gloria Jean’s®	Swiss Miss®
Brûlerie St. Denis®	Green Mountain Coffee®	Tazo®
Café Adagio Coffee®	Green Mountain Naturals®	The Original Donut Shop™
Café Escapes®	Kahlua®	Timothy’s®
Caribou Coffee®	Kirkland Signature™	TK™
Celestial Seasonings®	Lavazza®	Tully’s®
Coffee People®	McQuarry™	Twinings of London®
Diedrich Coffee®	Millstone®	Van Houtte®
Distinction®	Newman’s Own® Organics	Vitamin Burst®
Donut House Collection®	Orient Express®	Wolfgang Puck®
Dunkin’ Donuts™	Promenade™

The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kahlua®, Kirkland Signature™, Lavazza®, Millstone®, Newman’s Own® Organics, Starbucks®, Swiss Miss®, Tazo®, Twinings of London®, and Wolfgang Puck® brands are available through relationships we have with their respective brand owners.  Each of these brands is property of their respective owners and is used with permission.

Brewers

We are a leader in sales of coffeemakers in North America.  As of the end of our 2012 fiscal year, we had the top four best-selling coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States.  Under the Keurig® brand name, we offer a variety of commercial and home use brewers for the AFH and AH channels that is differentiated by features and size which include the Keurig® K-Cup®, Keurig® Vue®, and co-branded Keurig® Rivo™ Cappuccino and Latte System.

In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with “Keurig® Brewed”.  Licensees include Breville Group Limited selling a “Breville®” branded brewer; Jarden, Inc. selling a “Mr. Coffee®” branded brewer, and Conair, Inc. selling a “Cuisinart®” branded brewer.

Accessories

We offer a variety of accessories for the Keurig® Single Cup Brewing systems including K-Cup® and Vue® pack storage racks and baskets and brewer carrying cases.  We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and Vermont, and gourmet food items covering a wide range of price points.

Office Coffee Services

In Canada, we operate an office coffee services business which provides office coffee products including a variety of coffee brands and blends, brewing and beverage equipment and beverage supplies directly to offices.  We previously operated a coffee services business in the U.S. which was sold on October 3, 2011 (See Note 3, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements included in this Annual Report).

Marketing and Distribution

To support customer growth in North America, we utilize separate selling organizations and different selling strategies for each of our multiple channels of distribution.  We manage our operations under three business units, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”), and the Canadian business unit (“CBU”).  All of our business units operate in the AH, AFH and consumer direct channels.

In the AH channel, we target gourmet coffee drinkers who wish to enjoy the speed and convenience of single cup brewing but who do not want to compromise on taste.  We promote our AH brewing system which includes single serve packs manufactured by SCBU and CBU through primarily upscale specialty and department store retailers, but also through select wholesale clubs and mass merchants, and on our website.  We also use national television advertising to promote our AH brewing system.  We rely on MBlock to process a significant amount of our sales orders for our AH single cup business with retailers in the United States.  In addition, we rely on a single order fulfillment entity to process the majority of sales orders for our AH single cup business with retailers in Canada.  In both the U.S. and Canada, our personnel work closely with key retail channel entities on product plans, placement and initiatives, marketing programs and other product sales support.  SCBU and CBU market and sell single serve packs for use in the Keurig® Single Cup Brewing systems, as well as other package formats, such as bagged coffee, to supermarkets, grocery stores and certain wholesale clubs for use in AH applications.

In the AFH channel, KBU primarily targets the office coffee channel with a broad offering of single cup brewing systems that significantly upgrade the quality of the coffee served in the workplace.  KBU promotes its AFH brewing system through a selective, but non-exclusive, network of AFH distributors in the U.S. and Canada ranging in size from local to national.  Keurig® Single Cup Brewing systems are also available at retail in office superstore locations and directly to small offices through our e-commerce platform.  SCBU and, to a lesser degree, CBU market and sell their coffee and beverage products to the office coffee channel through those AFH distributors.  CBU operates a coffee service and distribution network primarily in Canada.  The office coffee services business provides office coffee products including a variety of coffee brands and blends, brewing and beverage equipment and beverage supplies directly to offices.  Beyond the office coffee channel, the Company is active in marketing and selling its products to other AFH channels such as foodservice, convenience, hospitality and business oriented e-commerce.

We also operate websites and social media pages that present our brands to consumers, and also serve as e-commerce platforms.  This channel provides the opportunity for us to develop relationships with our consumers via electronic communication.

Under the Keurig® brand name, we offer a variety of commercial and home use brewers for the AH, AFH and consumer direct channels that are differentiated by features and size.  We offer a large assortment of single serve packs available for the brewing systems including brands which we own and other strong national/regional brands that will help augment consumer demand for the Keurig® Single Cup Brewing systems.  In order to expand the demographic reach of the Keurig® Single Cup Brewing systems, we expanded distribution to multiple channels, entered into license agreements with Breville Group Limited, Jarden Inc., producer of Mr. Coffee® brand coffeemakers, and Conair, Inc., producer of Cuisinart® brand coffeemakers, under which each produce, market and sell coffeemakers co-branded with Keurig®, and recently implemented a tiered brand and pricing structure to provide options for brand conscious and/or value-oriented consumers.

Competition

We compete primarily in the coffee and coffeemaker markets.

The specialty coffee segment is highly competitive and fragmented.  We operate in highly competitive geographic and product markets.  Our coffee, tea and other beverages compete directly against specialty coffees and teas sold through supermarkets, club stores, mass merchants, specialty retailers and food service accounts, and indirectly against all other coffees on the market.  Within the specialty coffee segment, we compete against larger companies that possess greater marketing and operating resources than our Company.  Competitors include large national and international companies and numerous local and regional companies, some of which have greater resources.  We compete for limited retailer shelf space for our products, and some of those retailers also market competitive products under their own private labels.  We also compete with the conventional products of larger companies.  Products are distinguished based on quality, price, brand recognition and loyalty, innovation, promotions, nutritional value, and further by our ability to identify and satisfy consumer preferences.

Similar to specialty coffee, the coffeemaker industry is also highly competitive, and we compete against larger companies that possess greater marketing and operating resources than our Company.  The primary methods of competition are essentially the same as in specialty coffee: price, quality, product performance and brand differentiation.  In coffeemakers, we compete against all sellers of coffeemakers; including companies that produce traditional pot-brewed coffeemakers and other single serve manufacturers, which include, but are not limited to the following:

•                  Bunn-O-Matic Corporation

•                  Mars, Inc. (through its FLAVIA® unit)

•                  Conair, Inc.

•                  Hamilton Beach / Proctor-Silex, Inc.

•                  Jarden Corporation

•                  Nestle S.A. (including its Dolce-Gusto® brewing system)

•                  Phillips Electronics NV (including its SENSEO® brewing system)

•                  Robert Bosch GmbH (including its TASSIMO® brewing system)

•                  Stanley Black & Decker, Inc.

•                  Starbucks Corporation (including its Verismo® brewing system)

•                  Whirlpool Corporation

We expect competition in specialty coffee and coffeemakers to remain intense, both within our existing customer base and as we expand into new regions.  In both specialty coffee and coffeemakers, we compete primarily by providing a wide variety of high-quality coffee including flavored, Fair Trade Certified™ and organic coffees as well as other beverages, single cup coffeemakers, easy access to our products, superior customer service and a comprehensive approach to customer relationship management.  We believe that our ability to provide a convenient and broad network of outlets from which to purchase our products is an important factor in our ability to compete.  Through our multi-channel distribution network of wholesale, retail and consumer direct operations we believe we differentiate ourselves from many of our larger competitors, who specialize in only one primary channel of distribution.  We believe our constant innovation and focus on quality, all directed to delivering a consistently superior cup of coffee, differentiate us among competitors in the single cup coffeemaker industry.  We also seek to differentiate ourselves through our socially and environmentally responsible business practices.  While we believe we currently compete favorably with respect to all of these factors, there can be no assurance that we will be able to compete successfully in the future.

Green Coffee Cost and Supply

We purchased approximately 207 million pounds of coffee in fiscal 2012.  We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffee.  Outside brokers provide the largest supply of our green coffee.

In fiscal 2012, approximately 25% of our purchases were from Fair Trade certified sources.  This provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products.  In fiscal 2012, approximately 8% of our purchases were from Rain Forest Alliance Certified™ farms.  Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives.  In fiscal 2012, approximately 47% of our purchases were from farm-identified sources, which mean that we know the farms, estates or co-ops, and can develop a relationship directly with the farmers.  We believe that our “farm-identified” strategy helps us secure long-term supplies of high-quality coffee.

The supply and price of coffee are subject to high volatility.  Supply and price of all coffee grades are affected by multiple factors, such as weather, pest damage, politics, competitive pressures, the relative value of the United States currency and economics in the producing countries.

Intellectual Property

The Company owns a number of United States trademarks and service marks that have been registered with the United States Patent and Trademark Office.  We anticipate maintaining our trademark and service mark registrations with the United States Patent and Trademark Office.  We also own other trademarks and service marks for which we have applications for U.S. registration.  The Company has further registered or applied for registration of certain of its trademarks and service marks in the United Kingdom, the European Union, Canada, Japan, the People’s Republic of China, South Korea, Taiwan and other foreign countries.  The Company has licenses to use other marks, all subject to the terms of the agreements under which such licenses are granted.  We believe, as we continue to build brands most notably today in North America, our trademarks are valuable assets.  Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic.  Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use.  We believe that our core brands are covered by trademark registrations in most countries of the world in which we do business.  We have an active program designed to ensure that our marks and other intellectual property rights are registered, renewed, protected and maintained.  In addition, the Company owns numerous copyrights, registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

The Company holds U.S. patents and international patents related to our Keurig® brewing and single serve pack technology.  Of these, a majority is utility patents and the remainder is design patents.  We view these patents as very valuable but do not view any single patent as critical to the Company’s success.  We own patents that cover significant aspects of our products and, in the United States, certain patents associated with our current generation K-Cup® packs presently used in Keurig® K-Cup® Brewers expired in September 2012.  We have additional pending patent applications associated with certain elements of current K-Cup® pack technology which, if ultimately issued as patents, would extend coverage over all or some portion of K-Cup® packs, and have expiration dates extending to 2023. Certain elements of the current generation of Vue® packs are covered by patents which expire in 2021 and by others that are still pending. These pending applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others.  Further, we continue to invest in further innovation in portion packs and brewing technology that will enhance our current patents or that may lead to new patents and take steps they believe are appropriate to protect all such innovation.

We have diligently protected intellectual property through the use of domestic and international patents and trademark registrations and through enforcing our rights in litigation.  We regularly monitor commercial activity in the countries in which we operate to guard against potential infringement.

Seasonality

Historically, we have experienced variations in sales from quarter-to-quarter due to the holiday season and a variety of other factors, including, but not limited to, the cost of green coffee, competitor initiatives, marketing programs and weather.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees

As of September 29, 2012, the Company had approximately 5,800 full-time, part-time, and seasonal employees.  We believe our relationship with employees to be good.  We have no collective bargaining contracts in the United States.  We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season and January-March post-holiday season.

Forward-Looking Information

Certain statements contained in this report are “forward-looking statements.”  These statements may be identified by the use of words such as “may”, “will”, “expect”, “believe”, and “plan.”  These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the ability to maximize or successfully assert our intellectual property rights, the success of introducing and producing new product offerings, ability to attract and retain senior management, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, and the impact of the inquiry initiated by the SEC and any related litigation or additional governmental inquiry or enforcement proceedings.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results.  Results may be materially affected by external factors such as damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, changes in regulatory requirements, and global economic conditions generally which would include the availability of financing, interest, inflation rates and investment return on retirement plan assets, as well as foreign currency fluctuations, risks associated with our information technology systems, the threat of data breaches or cyber-attacks, and other risks described herein under Part I, Item 1A. “Risk Factors”.

Actual results could differ materially from those projected in the forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our Company maintains a website at www.GMCR.com.  Our filings with the SEC, including without limitation, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available through a link maintained on our website under the heading “Investor Relations—Financial Information.”  Our website also includes our Corporate Governance Principles, Code of Ethics and charters of the Audit and Finance, Compensation and Organizational Development, and Governance, Nominating Governance and Corporate Social Responsibility Committees of our Board of Directors.  Information contained on our website is not incorporated by reference into this report.

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

Risks Related to Our Operations

Our financial performance is highly dependent upon the sales of Keurig® Single Cup Brewing systems and single serve packs.

A significant percentage of our total revenue is attributable to sales of single serve packs for use with our Keurig® Single Cup Brewing systems (which include all those branded “Keurig®” and “Vue®”).  In fiscal 2012, total consolidated net sales of single serve packs and Keurig® Single Cup Brewers and related accessories represented approximately 90% of consolidated net sales.  Continued acceptance of Keurig® Single Cup Brewing systems and sales of single serve packs to an increasing installed base of brewers are significant factors in our growth plans.  Any substantial or sustained decline in the sale of Keurig® Single Cup Brewing systems or sales of our single serve packs would materially adversely affect us.  Keurig® Single Cup Brewing systems compete against all sellers of coffeemakers, which includes companies that produce traditional pot-brewed coffeemakers and those that produce single serve brewing systems.  These companies include Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Hamilton Beach / Proctor-Silex, Inc., Jarden Corporation, Nestle S.A. (including the Nescafe Dolce-Gusto beverage system), Phillips Electronics NV (including the SENSEO® brewing system, in cooperation with Sara Lee Corporation) and Robert Bosch GmbH (including the TASSIMO® beverage system, in cooperation with Kraft Foods, Inc.), Stanley Black & Decker, Inc., Starbucks Corporation (including its Verismo® brewing system), Whirlpool Corporation, as well as a number of additional brewing systems and brands.  If we do not succeed in effectively differentiating ourselves from our competitors, based on technology, quality of products, desired brands or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig® Single Cup Brewing systems and single serve packs, and accordingly, our profitability may be materially adversely affected.

Competition in specialty coffee is intense and could affect our sales and profitability.

The specialty coffee business is highly fragmented and competition in specialty coffee is increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace.  Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do.  Our primary competitors in specialty coffee include Dunkin’ Brands Inc., Peet’s Coffee & Tea, Starbucks Corporation and Tim Hortons Inc.  There are also numerous smaller, regional brands or private label brands that also compete in the specialty coffee business.  In addition, we compete indirectly against all other coffee brands in the marketplace.  A number of nationwide coffee marketers, such as The J.M. Smucker Company, Kraft Foods, Inc., and Nestlé USA are distributing premium coffee brands.  These premium coffee brands may serve as substitutes for our coffee.  Our products are subject to significant price competition within the coffee industry.  From time to time, we need to reduce the prices for some of our products to respond to competitive and customer pressures or to maintain our position in the marketplace.  Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases.  Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations will suffer.

We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices.  In September 2012, two patents associated with our K-Cup® packs expired, and certain third parties have launched competing products.  Currently, we anticipate that the total of all unlicensed portion packs will represent roughly 5% to 15% of the system demand; starting at the lower end of the range in 2013 and potentially increasing toward the top end of the range as we look two to three years out.

If we do not succeed in effectively differentiating our Brewing systems from our competitors, our competitive position may be weakened.  Consumers’ willingness to purchase our products will depend upon our ability to maintain consumer confidence that our products are of a higher quality and provide greater convenience and choice.  Consumers’ willingness to purchase our products also depends on our ability to meet or to exceed their expectations that our brewing systems work as designed, as well as provide greater value than less expensive alternatives.  If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products and/or we may reduce prices and accordingly our profitability, may be materially adversely affected.

Damage to our reputation or brand name, loss of brand relevance, increase in private label use by customers or consumers could negatively impact us.

We believe that maintaining and developing our brands is important to our success and the importance of brand recognition may increase to the extent that competitors offer products similar to ours.  A serious breach of our quality assurance or quality control procedures, deterioration of our quality image, failure to adequately protect the relevance of our brands, or increased development of private label brands may lead to customers or consumers purchasing other brands or private label brands that may or may not be manufactured by us, could have a material negative impact on our financial condition and results of operations.  Also, negative publicity about these concerns, whether or not valid, may discourage consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our reputation or brands.

An increase in competitive coffee and tea products may put pressure on our operating margins and profitability.

As we discuss above in “Competition in specialty coffee is intense and could affect our sales and profitability” the beverage industry is intensely competitive.  Competition in our product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy consumer preferences.  We have implemented a tiered brand and pricing structure to provide options for brand conscious and/or value-oriented consumers.  The effects of this pricing structure, coupled with the emergence of new, unlicensed portion packs, may adversely impact profit margins of our K-Cup® packs.  From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures, which may also adversely affect our profitability.  Such pressures also may impair our ability to take appropriate remedial action to address commodity and other cost increases.

In addition, our customers, such as supermarkets, warehouse clubs, and retailers have had to become more price-competitive in recent years and increased pressure on competition could continue throughout the United States and other major markets.  Such increased competition among our customers could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, resisting price increases, demanding lower pricing, increased promotional programs and specifically tailored products, and shifting shelf space currently used for our products to private label products.  These factors and others could have an adverse impact on our future sales growth and profitability.

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

Many factors bear upon the exclusive ownership and exploitation right to intellectual properties, including, without limitation, prior rights of third parties and non-use and/or non-enforcement by us and/or related entities.  Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies, which include the ability to obtain, protect and enforce patents and other trade secrets and know how relating to our technology.  We own patents that cover significant aspects of our products and certain patents of ours have expired or will expire in the near future.  In the United States, certain patents associated with our K-Cup® packs presently used in our Keurig® K-Cup® Brewers expired in September 2012.  We have additional pending patent applications associated with certain elements of current K-Cup® pack technology which, if ultimately issued as patents, would extend coverage over all or some portion of K-Cup® packs, and have expiration dates extending to 2023.  Certain elements of current generation of Vue® packs are covered by patents which expire in 2021 and by others that are still pending.  These pending applications may not result in the issuance of patents, or if they do result in the issuance of patents, these patents may not be enforceable, may be challenged, invalidated or circumvented by others.  In addition, we continue to invest in further innovation in portion packs, brewing technology, and beverage development that will enhance our current patents or that may lead to new patents and take steps we believe are appropriate to protect all such innovation.  We are prepared to protect our patents vigorously; however, there can be no assurance that we will prevail in any intellectual property infringement litigation we institute to protect our intellectual property rights given the complex technical issues and inherent uncertainties in litigation.  Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could materially adversely affect us.  In addition, the validity, enforceability and value of our intellectual property depends in part on the continued maintenance and prosecution of such rights through applications, maintenance documents, and other filings, and rights may be lost through the intentional or inadvertent failure to make such necessary filings.  Similarly, third parties may allege that our activities violate their intellectual properties.  To the extent we are required to defend our self against such a claim, no assurance can be given that we will prevail.  Such defense could be costly and materially adversely affect our business and prospects.

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

While we vigorously defend our intellectual property rights, in the United States, two of the patents associated with certain elements of our current generation K-Cup® packs expired in fiscal 2012.  To the extent any manufacturers are successful in marketing and selling their own portion packs, this could have an adverse impact on our business and financial results.  Certain third parties have launched competing portion packs.

Product recalls, product liability, sales returns and warranty expense may adversely impact us.

We are subject to regulation by a variety of regulatory authorities, including the Consumer Product Safety Commission and the Food and Drug Administration.  In the event our manufacturer of single cup brewers does not adhere to product safety requirements or our quality control standards, we might not identify a deficiency before the brewers ship to our customers.  The failure of our third party manufacturer to produce merchandise that adheres to our quality control standards could damage our reputation and brands and lead to customer litigation against us.  If we recall products failing to meet our quality standards, we may be required to remove merchandise or issue voluntary or mandatory recalls of those products at a substantial cost to us that may not be recoverable from the manufacturer.  We also may incur various expenses related to product recalls, including product warranty costs, sales returns, and product liability costs, which may have a material adverse impact on our results of operations.  While we maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty costs in the future.

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

We have entered into strategic relationships for the manufacturing, distribution, and sale of K-Cup® and Vue® pack products with well-regarded coffee companies such as Caribou, Dunkin’ Brands, The J.M. Smucker Company, Newman’s Own® Organics, and Starbucks.  These relationships are multi-year agreements and a failure to maintain or grow relationships such as these could adversely impact our overall future profitability and growth, awareness of our Keurig® Single Cup Brewing systems, and our ability to attract new consumers to the Keurig® Single Cup Brewing systems.  We continue to examine opportunities for business relationships with other strong national/regional brands to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems.  Although many companies or licensees are willing to enter into such manufacturing and distribution and/or licensing agreements, there can be no assurance that such agreements will be negotiated on terms favorable to us, or at all.

We also have license agreements with leading tea brands such as Celestial Seasonings (Celestial Seasonings, Inc.), Bigelow (R.C. Bigelow, Inc.), Tazo (Starbucks), and Twinings (Associated British Foods plc) for their line of teas.  The failure to maintain these agreements could adversely impact our future growth.

As most of our single cup brewers are manufactured by a single manufacturer in China, a significant disruption in the operation of this manufacturer, political unrest or significant economic uncertainty in China could materially adversely affect us.

During 2013, the vast majority of all our brewers will be manufactured by a single company at three locations in China.  We have begun to expand our brewer manufacturing footprint, having recently qualified manufacturers in Malaysia and China, however brewer development activities underway at these additional manufacturers will not begin to significantly impact the distribution of brewer supply until 2014.  Any disruption in production or inability of this manufacturer to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could significantly impair our ability to meet demand for our single cup brewers.  Furthermore, as our current primary manufacturer is located in China, this exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, or developments in the U.S. that are adverse to trade, including enactment of protectionist legislation.  Any of these matters could materially adversely affect us.

Our long-term purchase commitments for certain strategic raw materials critical for the manufacture of portion packs could impair our ability to be flexible in our business without penalty.

In order to ensure a continuous supply of high quality raw materials some of our inventory purchase obligations include long-term purchase commitments for certain strategic raw materials critical for the manufacture of portion packs.  The timing of these may not always coincide with the period in which we need the supplies to fulfill customer demand.  This could lead to higher and more variable inventory levels and/or higher raw material costs.

Our business is highly dependent on sales of specialty coffee, including sales of our Keurig® Single Cup Brewers and related single serve packs , and if demand for specialty coffee or our product offerings decrease, our business would suffer.

The majority of our revenues are dependent on demand for specialty coffee.  In addition, demand for specialty coffee is a driving factor in the sales of our Keurig® Single Cup Brewers and related single serve packs.  Demand for specialty coffee and demand for our Keurig® Single Cup Brewers and related single serve packs is affected by many factors, including:

•                  Changes in consumer tastes and preferences;

•                  Changes in consumer lifestyles;

•                  National, regional and local economic conditions;

•                  Perceptions or concerns about the environmental impact of our products;

•                  Demographic trends; and

•                  Perceived or actual health benefits or risks.

Because we are highly dependent on consumer demand for specialty coffee, including sales of our Keurig® Single Cup Brewers and related single serve packs, a shift in consumer preferences away from specialty coffee or our product offerings would harm our business more than if we had more diversified product offerings.  If customer demand for our specialty coffee, sales of our Keurig® Single Cup Brewers or related single serve packs decreases, our sales would decrease and we would be materially adversely affected.

Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current level of maturity of the single serve market.  We set target levels for the manufacture of brewers and single serve packs and for the purchase of green coffee in advance of customer orders based upon our forecasts of market and customer demand.

If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the long-term, and/or price decreases, all of which could impact our financial performance.  Alternatively, if demand exceeds our forecasts significantly beyond our current manufacturing capacity, then we may not be able to satisfy customer demand, which could result in a loss of market share if our competitors are able to meet customer demands.  A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

We depend on the expertise of leadership personnel. If we do not have a sufficient pipeline of talent needed to execute the strategy and grow the business, our operations could suffer.

The success of our business is dependent to a large degree on our ability to attract and retain executive talent.  We have identified succession planning and talent development as strategic priorities and implemented a process to ensure early identification, assignment management, and development of talent.  We have also made external sourcing a strategic priority to identity talent in the marketplace.  Nevertheless, if we do not have a sufficient pipeline of talent needed to execute the strategy, grow the business in the future and meet business objectives, our operations could suffer.

Laws and regulations could adversely affect our business.

Our beverage products are extensively regulated in the United States and Canada.  Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, marketing, advertising, and distributing of these products.  Other laws and regulations relate to labeling requirements, the environment, relations with distributors and retailers, employment, health and safety and trade practices.  Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.

At September 29, 2012, we had total indebtedness of $531.5 million including capital lease and financing obligations of $57.9 million.  During the third quarter of fiscal 2011, we entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) under which we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  Future disruptions in the financial markets, such as have been recently experienced, could affect our ability to obtain new or additional debt financing or to refinance our existing indebtedness on favorable terms (or at all), and have other adverse effects on us.  A description of our indebtedness is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the subheading Liquidity and Capital Resources, included in this Annual Report.

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

A significant interruption in the operation of our roasting, manufacturing or distribution capabilities or disruption of our supply chain or delays in the start-up of new roasting, manufacturing and distribution facilities in fiscal 2013 could have an adverse effect on our business, financial condition and results of operations.

We currently roast our coffee in the United States (“U.S.”) in Vermont, Tennessee, Washington, and California and in Canada in Ontario and Quebec.  We have added an additional U.S. manufacturing and production facility in Virginia in fiscal year 2012.  We expect to be able to meet current and forecasted demand for the near term.  However, if demand increases more than we currently forecast, we will need to either expand our current roasting capabilities internally or acquire additional roasting capacity and the failure to do so in a timely or cost effective manner could have a negative impact on our business.  Significant interruption in the operation of our current facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.

In addition, we are the primary manufacturer of single serve packs sold for use with our single cup brewer systems.  Any disruption to our manufacturing and distribution facilities could significantly impair our ability to operate our business.

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

Although we have not experienced to date any material security breaches, our businesses involve the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability.  An increasing number of companies have recently disclosed breaches of the security of their websites, some of which have involved sophisticated and highly targeted attacks on portions of their sites.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.  A party that is able to circumvent our security measures could misappropriate our or our customers’ proprietary information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business.  Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

Our web customers, as well as those of other prominent companies, may be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers.  These emails may appear to be legitimate emails sent by our company, but they may direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program.  Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

Our reliance on a single order fulfillment entity for our AH business exposes us to significant risk in the United States.

We rely on a single order fulfillment entity, M.Block & Sons, Inc. (“MBlock”), to process the majority of orders for our AH single cup business sold through to retailers, department stores and mass merchants in the United States.  See Note 2, Significant Accounting Policies—Revenue Recognition of the Notes to Consolidated Financial Statements included in this Annual Report for the Company’s revenue recognition policy on how we recognize revenue on orders processed through fulfillment entities.

We are subject to significant credit risk regarding the creditworthiness of MBlock and the creditworthiness of its customers.  Receivables from MBlock were approximately 37% of our consolidated accounts receivable net balance at September 29, 2012.

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

During any given fiscal period, we are reliant on certain retailers for a substantial portion of our revenues.  For example, our sales to Wal-Mart represented approximately 12% of our consolidated net sales for fiscal 2012.  If Wal-Mart reduces its demand for our products or is unable to perform its financial obligations, whether due to deterioration in its financial condition, integrity, failure of its business systems, or otherwise, it could result in lower revenues or in significant losses that could materially adversely affect us.

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

The majority of the transactions conducted by CBU are in the Canadian dollar.  As a result, our revenues are adversely affected when the United States dollar strengthens against the Canadian dollar and are positively affected when the United States dollar weakens.  Conversely, our expenses are positively affected when the United States dollar strengthens against the Canadian dollar and adversely affected when the United States dollar weakens.  From time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures.  More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars.  In addition, we use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.

As we expand geographically, we expect to have increasing foreign currency risk associated with cash flows from foreign subsidiaries, foreign currency purchase commitments, and foreign currency intercompany debt.  However, there can be no assurance that these contracts will effectively protect us from fluctuations in foreign currency exchange rates, and we may incur material losses from such hedging transactions.

Due to the seasonality of many of our products and other factors, our operating results are subject to quarterly fluctuations.

Historically, we have experienced increased sales of our Keurig® Single Cup Brewing systems in our first fiscal quarter due to the holiday season.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.  The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business.  For these reasons, quarterly operating results should not be relied upon as indications of our future performance.

We face risks related to the ongoing SEC inquiry.

As previously disclosed, the staff of the SEC’s Division of Enforcement informed us that it was conducting an informal inquiry into matters at the Company.  At the direction of the Audit and Finance Committee of our Board of Directors, we are cooperating fully with the SEC staff’s inquiry.  At this point, we are unable to predict what, if any, consequences the SEC inquiry may have on us.  However, the inquiry may continue to result in considerable legal expenses, divert management’s attention from other business concerns and harm our business.  If the SEC were to commence legal action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies.  The resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated.  We can provide no assurances as to the outcome of the SEC inquiry.

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

We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffees.  Outside brokers provide the largest supply of our green coffee.  The supply and “C” price of coffee are subject to high volatility.  Supply and price of all coffee grades can be affected by multiple factors, such as weather, pest damage, politics, competitive pressures and economics in the producing countries.

Cyclical swings in commodity markets are common and the most recent years have been especially volatile for the “C” price of coffee (the price per pound quoted by the Intercontinental Exchange).  The “C” price of coffee reached a multi-year high during fiscal 2011.  Despite declines in the “C” price in fiscal 2012, it is expected that coffee prices will remain volatile in the coming years.  In addition to the “C” price, coffee of the quality sought by us tends to trade on a negotiated basis at a substantial premium or “differential” in addition to the “C” price, depending on the supply and demand at the time of purchase.  These differentials also are subject to significant variations, due to many of the same factors as for other high quality Arabica coffee beans, and have generally been on the rise in recent years.

We generally try to pass on significant coffee price increases and decreases to our customers.  There can be no assurance that we will be successful in passing on cost increases to customers without losses in sales volume or gross margin.  Additionally, if higher green coffee costs can only be offset on a dollar-for-dollar basis by price increases, our gross margin percentage would be lower.  Similarly, rapid and sharp decreases in the cost of green coffee could also force us to lower our prices to customers resulting in lower gross margins due to the need to sell products comprised of higher green coffee costs until we would be able to reduce our green coffee inventory and purchase commitments.

Significant fluctuations in the cost of other commodities, such as steel, petroleum and copper influence prices of plastic and other components used in manufacturing our coffee brewers.  In fiscal 2012, approximately 96% of brewers sold were sold approximately at cost or sometimes at a loss when factoring in the incremental costs related to sales.  With respect to the Keurig® Single Cup AH Brewing system, we are continuing to pursue a model designed to penetrate the marketplace, a component of which is to sell brewers at affordable consumer price points in order to attract new customers into Keurig® Single Cup Brewing system.  Any rapid, sharp increases in our cost of manufacturing AH brewers would be unlikely to lead us to raise sales prices to offset such increased cost as our current strategy is to drive brewer adoption and not risk slowing down the rate of sales growth as compared to our competitors or before realizing cost reductions in our purchase commitments.  There can be no assurance that we will able to sell our AH brewers approximately at cost when such fluctuation occur.

Increased demand for high-quality Arabica coffee beans coupled with possible supply shortages could jeopardize our ability to maintain or expand our business.

We roast over 55 different types of green coffee beans to produce our coffee selections.  If one type of green coffee bean were to become unavailable or prohibitively expensive, we believe we could substitute another type of coffee of equal or better quality meeting a similar taste profile.

However, increased global demand for high-quality Arabica coffee, coupled with the possibility of a worldwide supply shortage, could have a material adverse impact on us.  Worldwide or regional shortages of high-quality Arabica coffees can be caused by multiple factors, including but not limited to, weather, pest damage and economics in the producing countries.  The political situation in many of the Arabica coffee growing regions, including certain countries in Africa and Central and South America, and in Indonesia can be unstable, and such instability could affect our ability to purchase coffee from those regions.  If Arabica coffee beans from a region or a country become unavailable or prohibitively expensive, we could be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions or countries in our blends.  Frequent substitutions and changes in our coffee product lines could lead to cost increases, customer alienation and fluctuations in our gross margins.

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

Our sales and performance depend significantly on consumer confidence and discretionary spending, which are still under pressure from United States and global economic conditions.  A worsening of the economic downturn and decrease in consumer spending may adversely impact our sales, ability to market our products, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations.  For example, we are highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business.  Keurig® brewer sales may also decline as a result of the economic environment.  We also have exposure to various financial institutions under coffee hedging arrangements and interest rate swaps, and the risk of counterparty default.

Increased scrutiny from government agencies could result in agency investigations or other actions.

Because of the increase in government regulation and oversight, coupled with the expansion of our business generally, and specifically with our expansion into other single serve beverages, we may come under increased scrutiny from different government agencies for various reasons.  This increases the potential for agency investigations, whether formal or informal, which would have the result of diverting management attention and time and other resources.  In addition, because of additional governmental regulation, we may need to incur additional compliance costs to ensure that all of our activities and products comply with all applicable regulations.

Our products must comply with government regulation.

We are subject to United States Department of Agriculture’s, the Food and Drug Administration’s , and the Canadian equivalents’, regulations with respect to a national organic labeling and certification program.  In addition, similar regulations and requirements exist in the other countries in which we may market and sell our products and our organic products are covered by these various regulations.  Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

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

We rely on independent certification for a number of our products. Loss of certification within our supply chain or as related to our manufacturing processes could harm our business.

We rely on independent certification, such as certifications of our products as “organic” or “Fair Trade,” to differentiate some of our products from others, such as the Newman’s Own® Organics product line, Green Mountain Coffee® Fair Traded Certified™ coffee line and CBU’s Fair Trade Organic Collection.  In fiscal 2012, approximately 32% of our coffee purchases were from certified sources.  We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified.  The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

Item 1B.                                                Unresolved Staff Comments

None.

Item 2.                                                         Properties

Our significant facilities are as follows:

Business Segment	Purpose	Location	Approximate Square Feet	Owned or Leased	Expiration of Lease (fiscal year)
SCBU	Warehouse and Distribution	California	62,000	Leased	2016
SCBU	Warehouse and Distribution	Vermont	180,000	Leased	2013 - 2015
SCBU	Warehouse and Distribution	Vermont	72,000	Owned	—
SCBU	Warehouse and Distribution	Washington	224,000	Leased	2014-2017
SCBU	Manufacturing	California	55,000	Leased	2016
SCBU	Manufacturing	Tennessee	334,000	Owned	—
SCBU	Manufacturing	Vermont	597,000	Leased	2013 - 2027
SCBU	Manufacturing	Vermont	25,000	Owned	—
SCBU	Manufacturing	Washington	198,000	Leased	2017
SCBU	Manufacturing	Virginia	330,000	Owned	—
SCBU	Research and Development	Vermont	55,000	Owned	—
SCBU	Administrative	Vermont	137,000	Leased	2013 - 2018
SCBU	Administrative	Vermont	72,000	Owned	—
KBU	Research and Development	Massachusetts	13,000	Leased	2013
KBU	Administrative	Massachusetts	133,000	Leased	2014 - 2016
CBU	Warehouse and Distribution	Alberta	51,000	Leased	2013 - 2018
CBU	Warehouse and Distribution	British Columbia	53,000	Leased	2013 - 2017
CBU	Warehouse and Distribution	Ontario	62,000	Leased	2013 - 2018
CBU	Warehouse and Distribution	Quebec	139,000	Owned	—
CBU	Warehouse and Distribution	Quebec	76,000	Leased	2014 - 2023
CBU	Manufacturing	Ontario	44,000	Leased	2014
CBU	Manufacturing	Quebec	59,000	Leased	2020
CBU	Manufacturing	Quebec	80,000	Owned	—
CBU	Administrative	Alberta	22,000	Leased	2013 - 2015
CBU	Administrative	British Columbia	7,000	Leased	2014 - 2015
CBU	Administrative	Ontario	31,000	Leased	2013 - 2022
CBU	Administrative	Quebec	29,000	Leased	2013 - 2023
CBU	Administrative	Quebec	50,000	Owned	—
Corporate	Administrative	Vermont	153,000	Leased	2017 - 2021

In addition to the locations listed above, the Company has inventory at various locations managed by third party warehouses and order fulfillment entities.

The land underneath our 72,000 square foot warehousing and distribution facility in Waterbury, Vermont is leased and the lease for the land expires in 2024.

We are continually evaluating our facilities to ensure they are adequate to meet our future needs.  In June 2012, we entered into an arrangement to lease space of approximately 425,000 square feet in Burlington, Massachusetts which is currently under construction.  The Burlington, Massachusetts facilities will be used by our KBU segment for administration and research and development and will consolidate the existing KBU facilities currently located in Massachusetts.  The relocation is anticipated to take place in phases over the next several years.  The lease expires in fiscal 2030.

Item 3.                                                         Legal Proceedings

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

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010.  The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class.  On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel.  On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice.  Pursuant to a stipulated motion granted by the court on

November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  In accordance with the stipulated briefing schedule, Plaintiffs filed their Second Consolidated Amended Complaint on April 30, 2012.  Briefing on defendants’ motions to dismiss was completed on August 29, 2012.  The court has not yet set a date for oral argument.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The plaintiff’s complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants and Section 20(a) of the Exchange Act against the officer defendants.  The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  On July 11, 2012, the parties filed a stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  On September 21, 2012, the court granted a request from the parties to amend the schedule for plaintiffs to file an amended complaint and for defendants to move to dismiss.  Pursuant to the schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and defendants’ motions to dismiss are due on January 18, 2013.  The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  The complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to the schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012 and defendants’ motions to dismiss are due on January 1, 2013.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the putative securities fraud class action or the putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.

The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.

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

Executive Officers of the Registrant

On November 20, 2012, the Company announced that effective December 3, 2013, Brian P. Kelley will become the President and Chief Executive Officer of the Company and a member of the Board of Directors.  Mr. Kelley was named President of Coca-Cola Refreshments in September 2012, to be effective January 1, 2013. Coca-Cola Refreshments is The Coca-Cola Company’s North America business unit with 68,000 employees. Mr. Kelley has been Chief Product Supply Officer, Coca Cola Refreshments since October, 2010.  Mr. Kelley is 51 years old.

Certain biographical information regarding each executive officer of our Company is set forth below:

Name	Age	Position	Officer since
Lawrence J. Blanford	59	President, Chief Executive Officer and Director	2007
Gérard Geoffrion	60	President, International Business Development	2010
Stephen L. Gibbs	40	Vice President, Chief Accounting Officer	2011
Michael Jacobs	51	Chief Logistics Officer	2012
Linda Longo-Kazanova	59	Vice President, Chief Human Resources Officer	2011
Howard Malovany	62	Vice President, Corporate General Counsel and Secretary	2009
R. Scott McCreary	53	President of SCBU	2004
Frances G. Rathke	52	Vice President, Chief Financial Officer and Treasurer	2003
Stephen J. Sabol	50	Vice President of Development	1993
Michelle V. Stacy	56	President of KBU	2008
Sylvain Toutant	49	President of CBU	2012

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

Gérard Geoffrion has served as President, International Business Development since October 2012.  Prior to that he served as President of the Company’s CBU since joining the Company on December 17, 2010 through the acquisition of Van Houtte.  Prior to joining the Company, Mr. Geoffrion served as President and CEO of Van Houtte from July 2008 to December 2010 and as Executive Vice President prior to that time for Van Houtte.

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

Michael Jacobs has served as Chief Logistics Officer since September 2012.  Prior to that Mr. Jacobs served as Vice President, Enterprise Logistics and Distribution since April 2012.  Previous to his employment with the Company, Mr. Jacobs spent fourteen years with Toys”R”Us.  His most recent position prior to leaving was Senior Vice President, Logistics, however he held many roles within the company relating to logistics, distribution and logistics strategy on a global basis.

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

Howard Malovany has served as Vice President, Corporate General Counsel and Secretary since February 2009.  From 1996 to 2009, Mr. Malovany worked with the Wm. Wrigley Jr. Company, serving most recently as Senior Vice President, Secretary and General Counsel.  Mr. Malovany also serves as Secretary and Director of Brewing a Better World Foundation.

R. Scott McCreary has served as President of SCBU since December 2009 and Chief Operating Officer of the Company from September 2004 to December 2009.

Frances G. Rathke has served as Vice President, Chief Financial Officer and Treasurer of the Company since October 2003.  Ms. Rathke also serves as Treasurer and Director of Brewing a Better World Foundation.

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

Sylvain Toutant has served as President of the CBU since October 2012.  Prior to that he served as Chief Operating Officer of CBU since joining the Company on December 17, 2010 through GMCR’s acquisition of Van Houtte.  Prior to the acquisition, Mr. Toutant joined Van Houtte in 2008 and served as President, Retail.  Previous to his employment with Van Houtte, Mr. Toutant held positions as President and CEO at Société des alcools du Québec, President and CEO at Groupe San Francisco, and multiple positions at Réno-Dépôt.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

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

		High	Low
Fiscal 2011	13 weeks ended December 25, 2010	$37.72	$26.87
	13 weeks ended March 26, 2011	$63.06	$31.93
	13 weeks ended June 25, 2011	$84.89	$62.70
	13 weeks ended September 24, 2011	$111.62	$84.08
Fiscal 2012	13 weeks ended December 24, 2011	$105.18	$40.89
	13 weeks ended March 24, 2012	$69.75	$43.17
	13 weeks ended June 23, 2012	$52.45	$19.76
	14 weeks ended September 29, 2012	$32.16	$17.49

Number of Equity Security Holders

As of November 20, 2012, the number of record holders of the Company’s common stock was 437.

Dividends

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,515,456	$13.10	7,175,058
Equity compensation plans not approved by security holders(2)	1,092,589	$7.80	—
Total	7,608,045	$12.33	7,175,058

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

Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Amount Available Under the Plan (in thousands)
June 24, 2012 to July 21 2012	N/A	N/A	N/A	N/A
July 22, 2012 to August 18, 2012	794,300	$23.45	794,300	$481,374
August 19, 2012 to September 29, 2012	2,326,400	$24.86	2,326,400	$423,530
Total	3,120,700	$24.50	3,120,700

Monthly information corresponds to our fiscal months during the fourth quarter of fiscal 2012.

The repurchase program is conducted under authorization granted by our Board of Directors.  On July 30, 2012, our Board of Directors authorized a program for the Company to repurchase up to $500.0 million of our common shares over the next two years, and at such times and prices as determined by the Company’s management.

Performance Graph

Item 6.                                                         Selected Financial Data

The following data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively, of this Annual Report in order to fully understand factors that may affect the comparability of the financial data.  The following selected Consolidated Balance Sheet data as of September 29, 2012, and September 24, 2011 and selected Consolidated Statements of Operations for the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010 are derived from our audited financial statements included in Item 8 of this Annual Report.  The historical results do not necessarily indicate results expected for any future period.

Our fiscal year ends on the last Saturday in September.  Fiscal 2012 consists of 53 weeks.  Fiscal years 2011, 2010, 2009, and 2008 each consists of 52 weeks.  There were no cash dividends paid during the past five fiscal years.

	Fiscal Years Ended
	September 29, 2012(6)		September 24, 2011(4)		September 25, 2010(3)	September 26, 2009(2)		September 27, 2008
	In thousands, except per share data
Net sales	$3,859,198		$2,650,899		$1,356,775	$786,135		$492,517
Net income attributable to GMCR	$362,628		$199,501		$79,506	$54,439		$21,669
Net income per share-diluted(7)	$2.28		$1.31		$0.58	$0.45		$0.19
Total assets	$3,615,789		$3,197,887		$1,370,574	$813,405		$354,693
Long-term debt, less current portion	$466,984		$575,969		$335,504	$73,013		$123,517
Total stockholders’ equity	$2,261,228	(8)	$1,912,215	(5)	$699,245	$587,350	(1)	$138,139

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

(6)         Fiscal 2012 information presented reflects the sale of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the “Filterfresh” business, on October 3, 2011.

(7)         Previous years restated to reflect a 3-for-1 stock split effective May 17, 2010 and a 3-for-2 stock split effective June 8, 2009.

(8)         Includes common shares acquired under repurchase program authorized by Board of Directors.

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

Overview

We are a leader in the specialty coffee and coffeemaker businesses.  We sell Keurig®  Single Cup Brewers and roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified™, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® and Vue® packs (“single serve packs”) for use with our Keurig®  Single Cup Brewers.  We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.  In addition, we produce and sell other specialty beverages in single serve packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages.  The brands include:

Arbuckle®	Eight O’Clock®	Red Carpet™
Barista Prima Coffeehouse®	Emeril’s®	revv®
Bigelow®	Folgers Gourmet Selections®	Starbucks®
Brûlerie Mont-Royal®	Gloria Jean’s®	Swiss Miss®
Brûlerie St. Denis®	Green Mountain Coffee®	Tazo®
Café Adagio Coffee®	Green Mountain Naturals®	The Original Donut Shop™
Café Escapes®	Kahlua®	Timothy’s®
Caribou Coffee®	Kirkland Signature™	TK™
Celestial Seasonings®	Lavazza®	Tully’s®
Coffee People®	McQuarry™	Twinings of London®
Diedrich Coffee®	Millstone®	Van Houtte®
Distinction®	Newman’s Own® Organics	Vitamin Burst®
Donut House Collection®	Orient Express®	Wolfgang Puck®
Dunkin’ Donuts™	Promenade™

The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kahlua®, Kirkland Signature™, Lavazza®, Millstone®, Newman’s Own® Organics, Starbucks®, Swiss Miss®, Tazo®, Twinings of London®, and Wolfgang Puck® brands are available through relationships we have with their respective brand owners.  Each of these brands is property of their respective owners and is used with permission.

Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single cup specialty coffee which can now be enjoyed in a wide variety of locations, including home, office, professional locations, restaurants, hospitality and specialty coffee shops.  This growth has been driven by the emergence of specialty coffee shops throughout North America, the general level of consumer knowledge of, and appreciation for, coffee quality and variety, and the wider availability of high-quality coffee.  The Company has been benefiting from this overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs.  As part of this strategy, we work to sell our AH brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable single serve packs.  In addition, we have license agreements with Breville Group Limited, Jarden Inc., producer of Mr. Coffee® brand coffeemakers, and Conair, Inc., producer of Cuisinart® brand coffeemakers, under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems which includes both the K-Cup® and the  Vue® brewers and  related single serve packs.  In fiscal 2012, approximately 90% of our consolidated net sales were attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories.  Additionally, during this time frame we made a number of strategic acquisitions that strengthened our long-term position and contributed to our growth rate.

We regularly conduct consumer surveys to better understand our consumers’ preferences and behaviors.  In Company surveys, we have learned that consumers prefer our Keurig® Single Cup Brewing systems for three main reasons (which we see as our competitive advantages):

1               Quality—expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig® system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2                Convenience—the Keurig® system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

3               Choice—with many single serve beverage brands across multiple beverage categories, GMCR offers more than 225 individual varieties, allowing consumers to enjoy and explore a wide range of beverages.  In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages, in single serve packs.

We believe it’s the combination of these attributes that make the Keurig® Single Cup Brewing systems so appealing to so many consumers.

We are focused on building our brands and profitably growing our business.  We believe we can continue to grow sales by increasing consumer awareness in existing regions, expanding into new geographic regions, expanding consumer choice of coffee, tea and other beverages in our existing brewing systems or through the introduction of new brewing platforms,  expanding sales in adjacent beverage industry segments and/or selectively pursuing other synergistic opportunities.

In fiscal 2011, we acquired LJVH Holdings Inc. (“Van Houtte”) owner of Van Houtte® and other brands, based in Montreal, Canada.  This acquisition is providing growth opportunities for us, particularly in Canada, and we believe is further advancing our objective of becoming a leader in the competitive coffee and coffeemaker business in North America.

We have continued to expand consumer choice in the system by entering into a number of business relationships which enable us to offer other strong national and regional coffee brands such as Folgers® and Millstone® (owned by The J.M. Smucker Company),  Dunkin’ Brands, Inc.,  Starbucks® coffee and Tazo® tea,  Eight O’Clock® coffee, Tetley® tea, Good Earth® tea, and Snapple® teas in single serve packs for use with Keurig® Single Cup Brewers.  We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded single serve packs to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems.  For example, in November 2012, the Company announced it is the exclusive manufacturer of Costco Kirkland Signature™ brand K-Cup® packs for the Keurig® Single Cup Brewing system.  We believe these new product offerings fuel excitement for current Keurig owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the system.  These relationships were established with careful consideration of potential economics and with the expectation that these relationships will lead to increased Keurig® Single Cup Brewing system awareness and household adoption through the participating brand’s advertising and merchandising activities.

We are also focused on continued innovation both in single serve brewing systems and other single serve beverages.  Some of our recent initiatives include:

•                  An expansion of our Keurig® Single Cup Brewing system to include Keurig® Vue® brewers and related Vue® packs;

•                  A launch of the Keurig® Rivo™ Cappuccino and Latte System and Rivo™ pack espresso blend varieties (collectively the “Rivo™ System”), in partnership with Luigi Lavazza S.p.A. (“Lavazza”); and

•                  An introduction of our Wellness Brewed™ collection which includes coffees, teas and Vitamin Burst™ fruit brew beverages that contain added ingredients like antioxidant vitamins.

Management is focused on executing on the above stated growth strategy to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs.

For fiscal 2012, the Company’s net sales of $3,859.2 million represented growth of 46% over fiscal 2011.  Approximately 90% of our fiscal 2012 consolidated net sales were attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories.  Gross profit for fiscal 2012 was $1,269.4 million, or 32.9% of net sales, as compared to $904.6 million, or 34.1% of net sales, in fiscal 2011.  Fiscal 2012, selling, operating, and general and administrative expenses (“SG&A”) increased 31% to $700.5 million from $535.7 million in fiscal 2011.  As a percentage of sales, SG&A expenses improved to 18.2% in fiscal 2012 from 20.2% in fiscal 2011.  Our operating margin improved to 14.7% in fiscal 2012 from 13.9% in fiscal 2011.

We continually monitor all costs, including coffee, as we review our pricing structure as cyclical swings in commodity markets are common.  The recent years have seen significant volatility in the “C” price of coffee (i.e. the price per pound quoted by the Intercontinental Exchange).  We expect coffee prices to remain volatile in the coming years.  To help mitigate this volatility, we generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required.

We offer a one-year warranty on all Keurig® Single Cup Brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized.  In addition, sales of Keurig® Single Cup Brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  The Company is experiencing warranty claims that are lower than the rates experienced over the prior two years, which had related to a component failing at higher-than-anticipated rates in the later stage of the warranty life.  Management believes that the lower rates are the result of improvements made in units produced since mid-2011 that incorporated an updated component that improved later-stage performance.  Management’s analysis of these claims remains consistent with its previous diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates.  We have incorporated the recent improvement in the rate of warranty claims into our estimates used in the reserve for product warranty costs.  We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate, and our products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty or sales returns rates to possibly fluctuate going forward, so that they may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

We generated $477.8 million in cash from operations during fiscal 2012 as compared to $0.8 million in fiscal 2011.  In addition, we completed the sale of our U.S. Coffee Service business, Filterfresh, generating $137.7 million in cash. During fiscal 2012, we primarily used cash generated from operations and from the sale of Filterfresh to reduce our borrowings under long-term debt obligations by $116.5 million, fund capital expenditures of $401.1 million and repurchase shares of our common stock of $76.5 million.

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

Management evaluates the performance of our operating segments based on several factors, including net sales and income before taxes.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Segment income before taxes represents earnings before income taxes and includes intersegment interest income and expense and transfer pricing on intersegment sales.  Our manufacturing operations occur within the SCBU and CBU segments; however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group.  Expenses related to certain centralized administrative functions including accounting and information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are recorded in the “Corporate” segment.  Corporate expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate expenses also include depreciation expense on corporate assets, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors.

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

Effective at the beginning of fiscal year 2012, we changed our organizational structure to align certain portions of our business by geography.  Prior to fiscal 2012, sales and operations associated with the Timothy’s brand were included in our SCBU segment, and a portion of the AH single cup business with retailers in Canada was included in the KBU segment.  Under the new structure, Timothy’s and all of the AH single cup business with retailers in Canada are included in the CBU segment.  In addition, effective September 25, 2011, single serve pack and brewer inventories are now transferred directly between SCBU and KBU.  Intersegment sales are no longer transacted between SCBU and KBU.

Selected financial data for segment results for fiscal years 2011 and fiscal 2010 have been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude transaction expenses related to our acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition; any gain from the sale of Filterfresh U.S. based coffee services business including the effect of any tax benefits resulting from the use of net operating and capital loss carryforwards as a result of the Filterfresh sale; legal and accounting expenses related to the SEC inquiry and pending litigation; and non-cash related items such as amortization of identifiable intangibles and loss on extinguishment of debt, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

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

On December 17, 2010, we acquired the Van Houtte business through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a specialty coffee roaster headquartered in Montreal, Quebec, for $907.8 million, net of cash acquired.  The acquisition was financed with cash on hand and the Company’s credit facility.

Van Houtte is reported in the CBU segment, as was Filterfresh, prior to being sold.

On May 11, 2010, we acquired all of the outstanding common stock of Diedrich for approximately $305.3 million, net of cash acquired.  The acquisition was financed using available cash on hand, our then existing credit facility and a $140.0 million term loan.

On November 13, 2009, the Company acquired all of the outstanding stock of Timothy’s, which included its brand and wholesale coffee business for an aggregate purchase price of approximately $155.7 million.  The acquisition was financed using available cash on hand.

Summary Financial Data of the Company

Our fiscal year ends on the last Saturday in September.  Fiscal years 2012, 2011 and 2010 represent the years ended September 29, 2012, September 24, 2011 and September 25, 2010, respectively.  Fiscal 2012 consists of 53 weeks and fiscal years 2011 and 2010 each consist of 52 weeks.

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.1%	65.9%	68.6%
Gross profit	32.9%	34.1%	31.4%
Selling and operating expenses	12.5%	13.2%	13.7%
General and administrative expenses	5.7%	7.1%	7.4%
Operating income	14.7%	13.9%*	10.2%*
Other income (expense), net	0.0%	0.0%	0.0%
Loss on financial instruments, net	(0.1)%	(0.2)%	0.0%
Gain (Loss) on foreign currency, net	0.2%	(0.1)%	—
Gain on sale of subsidiary	0.7%	—	—
Interest expense	(0.6)%	(2.2)%	(0.4)%
Income before income taxes	14.9%	11.4%	9.8%
Income tax expense	(5.5)%	(3.8)%	(4.0)%
Net Income	9.4%	7.6%	5.9%*
Net income attributable to noncontrolling interests	0.0%	0.1%	—
Net income attributable to GMCR	9.4%	7.5%	5.9%

* Does not add due to rounding

Segment Summary

Net sales and income before taxes for each of our operating segments are summarized in the tables below.  Effective the beginning of fiscal 2012, Timothy’s and all AH single cup business with retailers in Canada are included in the CBU segment.  Prior to fiscal 2012, Timothy’s was included in the SCBU segment, and a portion of the AH single cup business with retailers in Canada was included in the KBU segment.  Segment net sales and income before taxes for fiscal years 2011 and fiscal 2010 have been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

				2012 over 2011		2011 over 2010
	Net sales (in millions)			$ Increase	% Increase	$ Increase	% Increase
	Fiscal 2012	Fiscal 2011	Fiscal 2010	(Decrease)	(Decrease)	(Decrease)	(Decrease)
SCBU	$1,550.4	$963.7	$571.6	$586.7	61%	$392.1	69%
KBU	1,683.3	1,188.7	699.3	494.6	42%	489.4	70%
CBU	625.5	498.5	85.9	127.0	25%	412.6	480%
Corporate	—	—	—	—	—	—	—
Total Company	$3,859.2	$2,650.9	$1,356.8	$1,208.3	46%	$1,294.1	95%

				2012 over 2011		2011 over 2010
	Income (loss) before taxes (in millions)			$ Increase	% Increase	$ Increase	% Increase
	Fiscal 2012	Fiscal 2011	Fiscal 2010	(Decrease)	(Decrease)	(Decrease)	(Decrease)
SCBU	$371.2	$249.9	$104.9	$121.3	49%	$145.0	138%
KBU	153.2	126.2	75.7	27.0	21%	50.5	67%
CBU	116.9	72.9	11.3	44.0	60%	61.6	545%
Corporate	(65.2)	(121.0)	(44.1)	55.8	(46)%	(76.9)	174%
Inter-company eliminations	—	(25.2)	(14.6)	25.2	(100)%	(10.6)	73%
Total Company	$576.1	$302.8	$133.2	$273.3	90%	$169.6	127%

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)			2012 over 2011		2011 over 2010
	Fiscal 2012	Fiscal 2011	Fiscal 2010	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
Single Serve Packs	$2,708.9	$1,704.0	$834.4	$1,004.9	59%	$869.6	104%
Brewers and Accessories	759.8	524.7	330.8	235.1	45%	193.9	59%
Other Products and Royalties	390.5	422.2	191.6	(31.7)	(8)%	230.6	120%
Total Net Sales	$3,859.2	$2,650.9	$1,356.8	$1,208.3	46%	$1,294.1	95%

53rd Week

In fiscal 2012, we had an additional week of sales (53rd week) due the fact that our fiscal year ends the last Saturday of each September.  The 53rd week increased net sales by approximately $90.0 million and net income by approximately $11.0 million (net of income taxes of $5.8 million), or $0.07 per share.

Fiscal 2012

Net sales for fiscal 2012 increased 46% to $3,859.2 million, up from $2,650.9 million reported in fiscal 2011.  The primary drivers of the increase in the Company’s net sales were a 59%, or $1,004.9 million, increase in single serve pack net sales, a 45%, or $235.1 million, increase in Keurig® Single Cup Brewer and accessories sales, offset by a 8%, or $31.7 million, net decrease in other products and royalties primarily as a result of the sale of Filterfresh.

The increase in single serve pack net sales was driven by a 49 percentage point increase in sales volume, a 9 percentage point increase in K-Cup® pack net price realization due primarily to price increases implemented during fiscal 2011 to offset the then higher green coffee and the other input costs, and a 2 percentage point increase in K-Cup® pack net sales due to the acquisition of Van Houtte.  These increases in single serve pack net sales were offset by 1 percentage point reduction due to single serve pack product mix.

Fiscal 2011

Net sales for fiscal 2011 increased 95% to $2,650.9 million, up from $1,356.8 million reported in fiscal 2010.  The primary drivers of the increase in the Company’s net sales were a 104%, or $869.6 million, increase in single serve pack net sales, a 59%, or $193.9 million, increase in Keurig® Single Cup Brewer and accessories sales, and 120%, or $230.6 million increase in other products primarily as a result of the Van Houtte acquisition.

Fiscal 2011 net sales from single serve packs increased 104% to $1,704.0 million from $834.4 million in fiscal 2010.  The increase is driven by a 76 percentage point increase in single serve pack sales volume, an 18 percentage point increase in single serve pack net price realization due to price increases implemented during fiscal 2011 to offset higher green coffee and other input costs, and a 10 percentage point increase in single serve pack net sales due to the acquisition of Van Houtte.

SCBU

Fiscal 2012

SCBU segment net sales to unaffiliated customers increased by $586.7 million, or 61%, to $1,550.4 million in fiscal 2012 as compared to $963.7 million in fiscal 2011.  The increase is due primarily to a $609.5 million, or 76%, increase related to sales of single serve packs.

Fiscal 2011

SCBU segment net sales increased by $392.1 million or 69%, to $963.7 million in fiscal 2011 as compared to $571.6 million in fiscal 2010.  The increase is due to a 62 percentage point increase in sales volume of single serve packs and a 9 percentage point increase due to net price realization on single serve packs.  SCBU net sales for fiscal years 2011 and 2010 were recast to exclude Timothy’s, as described above.

KBU

Fiscal 2012

KBU segment net sales to unaffiliated customers increased by $494.6 million, or 42%, to $1,683.3 million in fiscal 2012 as compared to $1,188.7 million in fiscal 2011.  The increase is due primarily to a $312.9 million, or 44%, increase related to sales of K-Cup® and Vue® packs and a $185.8 million, or 40%, increase related to sales of Keurig® Single Cup Brewers and accessories.

Fiscal 2011

KBU segment net sales increased by $489.4 million or 70%, to $1,188.7 million in fiscal 2011 as compared to $699.3 million in fiscal 2010.  The increase is due to a 37 percentage point increase in sales volume of single serve packs, a 24 percentage point increase in sales volume of Keurig® Single Cup Brewers and accessories and a 9 percentage point increase due to net price realization on K-Cup® packs.  KBU net sales for fiscal years 2011 and 2010 were recast to exclude the AH single cup business with retailers in Canada, as described above.

CBU

Fiscal 2012

For fiscal 2012, CBU segment net sales to unaffiliated customers were $625.5 million as compared to $498.5 million in fiscal 2011.  The increase is due to a $98.6 million, or 57%, increase related to the sale of single serve packs, a $47.6 million, or 103%, increase related to sales of Keurig® Single Cup Brewers and accessories, and a $71.7 million, or 38%, increase related to other products, partially offset by a $90.9 million decrease due to the sale of Filterfresh on October 3, 2011.

Fiscal 2011

For fiscal 2011, CBU segment net sales to unaffiliated customers were $498.5 million as compared to $85.9 million in fiscal 2010.  The Van Houtte acquisition, which resulted in creation of the CBU segment, was completed on December 17, 2010 and, accordingly, results of operations from such date have been included in the Company’s Statement of Operations.  CBU net sales for fiscal years 2011 and 2010 were recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment, as described above.

Gross Profit

Fiscal 2012

Gross profit for fiscal 2012 was $1,269.4 million, or 32.9% of net sales, as compared to $904.6 million, or 34.1% of net sales, in fiscal 2011.  Gross margin declined approximately (i) 220 basis points due to higher labor and overhead manufacturing costs associated with the ramp-up in our manufacturing base, (ii) 80 basis points due to higher green coffee costs, (iii) 70 basis points due to a higher write down of inventories, including finished goods and raw materials, due to lower than anticipated sales of seasonal and certain coffee products, and (iv) 50 basis points due to the launch of our new Keurig® Vue® Brewing system that has a lower gross margin than the Keurig® K-Cup® Brewing system.  The decrease in gross margin was partially offset by (i) a 260 basis point increase due to net price realization primarily from price increases taken in fiscal 2011 to offset higher green coffee and other input costs that were experienced in fiscal 2011 and the first half of fiscal 2012, and (ii) a 40 basis point increase due to the decrease in fiscal 2012 warranty expense related to Keurig® Single Cup Brewers.

Fiscal 2011

Gross profit for fiscal 2011 was $904.6 million, or 34.1% of net sales as compared to $425.8 million, or 31.4% of net sales, in fiscal 2010.  The Company implemented price increases on K-Cup® packs during fiscal 2011 to offset higher green coffee and other input costs.  The impact of these price increases improved gross margin by approximately 400 basis points.  The benefit from the price increases was offset by higher green coffee costs in fiscal 2011 as compared to fiscal 2010, which decreased the Company’s gross margin by approximately 330 basis points.  Gross margin also increased due to a shift in the Company’s sales mix.  Net sales from Keurig® Single Cup Brewers and related accessories were lower as a percentage of total Company net sales in fiscal 2011 as compared to fiscal 2010.  The Company sells the majority of Keurig® Single Cup Brewers approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, including fulfillment charges, returns and warranty expense.  The decrease in Keurig® Single Cup Brewer and accessories net sales as a percentage of total net sales improved the Company’s gross margin by approximately 230 basis points.

Selling, General and Administrative Expenses

Fiscal 2012

SG&A increased 31% to $700.5 million in fiscal 2012 from $535.7 million in fiscal 2011.  As a percentage of sales, SG&A expenses improved to 18.2% in fiscal 2012 from 20.2% in fiscal 2011.

SG&A expenses for fiscal 2012 included a full year with the Van Houtte acquisition as compared to approximately nine months in fiscal 2011.  This resulted in an increase in SG&A expenses of approximately $30.0 million, which was offset by a decrease in SG&A expenses of $21.4 million as a result of the sale of Filterfresh on October 3, 2011.  In addition, fiscal 2012 included a 53rd week which increased SG&A expenses by approximately $11.5 million.  Inclusive of the acquisition of Van Houtte, the sale of Filterfresh and the 53rd week in fiscal 2012, SG&A expenses increased primarily due to (i) $66.1 million of additional advertising and certain marketing expenses, (ii) $30.9 million of additional salaries and related expenses, (iii) $13.8 million of additional corporate social responsibility expense, (iv) $7.7 million of additional consulting expenses, and (v) $7.0 million of additional depreciation expense.  The increase in SG&A expenses was partially offset by a decrease in fiscal 2011 in general and administrative expenses of $10.6 million in transaction-related expenses primarily due to the Van Houtte acquisition and $1.2 million in legal and accounting expenses associated with the SEC inquiry and pending litigation.

Fiscal 2011

SG&A increased 87% to $535.7 million in fiscal 2011 from $287.0 million in fiscal 2010.  As a percentage of sales, SG&A improved to 20.2% in fiscal 2011 from 21.2% in fiscal 2010.  The increase is primarily due to the $114.2 million of SG&A expenses incurred in the CBU segment.  During fiscal 2011, general and administrative expenses included $10.6 million of acquisition-related expenses related to the acquisition of Van Houtte and acquisition-related expenses decreased $8.3 million from fiscal 2010’s amount of $18.9 million.  In addition, amortization of identifiable intangibles due to all Company acquisitions increased $26.3 million ($19.2 million of which is related to the Van Houtte acquisition and is included in the $114.2 million above) in fiscal 2011 to $41.3 million from $15.0 million in fiscal 2010.  The Company incurred approximately $7.9 million in fiscal 2011for legal and accounting expenses associated with the SEC inquiry, associated pending litigation and the Company’s internal investigation.

Gain (Loss) on Financial Instruments

Fiscal 2012

We incurred $4.9 million in net losses on financial instruments not designated as hedges for accounting purposes during fiscal 2012 as compared to $6.2 million in net losses during fiscal 2011.  For fiscal 2012, the net losses were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.  For fiscal 2011, we incurred net losses of approximately $3.2 million in derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition and a $2.3 million net loss on the fair value adjustment on our cross currency swap.

Fiscal 2011

We incurred $6.2 million in net losses on financial instruments not designated as hedges for accounting purposes during fiscal 2011 as compared to $0.4 million in net losses during fiscal 2010.  The fiscal 2011 net loss included a $2.3 million fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.  We also incurred net losses of approximately $3.2 million on derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition and $0.4 million related to the interest rate cap associated with the extinguishment of our term loan B under our Credit Agreement.

Foreign Currency Exchange Gain (Loss), Net

We have certain assets and liabilities that are denominated in foreign currencies.  During fiscal 2012, we incurred a net foreign currency gain of approximately $7.0 million as compared to a net loss of $2.9 million during fiscal 2011.  The net foreign currency exchange gains and losses primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries.

Gain on Sale of Subsidiary

On October 3, 2011, we sold all the outstanding shares of the Filterfresh business resulting in a gain of $26.3 million.

Interest Expense

Fiscal 2012

Interest expense was $23.0 million in fiscal 2012, as compared to $57.7 million in fiscal 2011.  During the third quarter of fiscal 2011, we entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) which, among other things, eliminated our term loan B facility and reduced interest rates.  In fiscal 2011, we incurred a loss of $19.7 million on the write-off of debt issuance costs and the original issue discount on the extinguishment of the term loan B which was charged to interest expense.  In addition, average outstanding debt was lower in fiscal 2012 as compared to the average outstanding debt during fiscal 2011 primarily due to the net proceeds of $688.9 million from the May 2011 equity offering and concurrent private placement to Lavazza, which was largely used to repay a portion of the outstanding debt under our credit facility.  This decrease in average outstanding debt and lower interest rates contributed to the reduction in interest expense.

Fiscal 2011

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

Income Taxes

Fiscal 2012

Our effective income tax rate was 36.9% for fiscal 2012 as compared to a 33.6% effective tax rate fiscal 2011.  The lower effective rate in fiscal 2011 is primarily attributed to the release of valuation allowances related to a $17.7 million capital loss carryforward and a $5.4 million net operating loss carryforward in the fourth quarter of fiscal 2011.

Fiscal 2011

Our effective income tax rate was 33.6% for fiscal 2011 as compared to a 40.3% effective tax rate for fiscal 2010.  The difference is primarily attributable to the release of valuation allowances related to a $17.7 million capital loss carryforward and a $5.4 million net operating loss carryforward in the fourth quarter of fiscal 2011.  In addition, the Company had a larger percentage of foreign-based sales in Canada, which has a lower corporate tax rate.  In fiscal 2011, the Company recognized the tax effect of $8.0 million of non-deductible acquisition-related expenses, compared to $13.6 million in fiscal 2010.

Net Income, Non-GAAP Net Income and Diluted EPS

Company net income in fiscal 2012 was $362.6 million, an increase of $163.1 million or 82%, as compared to $199.5 million in fiscal 2011.  Company net income in fiscal 2010 was $79.5 million.  Non-GAAP net income for fiscal 2012, when excluding amortization of identifiable intangibles related to the Company’s acquisitions; legal and accounting expenses related to the SEC inquiry and associated pending litigation; and the gain from the sale of Filterfresh based coffee services business, increased 53% to $381.6 million from $248.9 million non-GAAP net income in fiscal 2011.  Fiscal 2011 non-GAAP net income excludes transaction-related expenses (including the write-off of deferred financing expenses on the extinguishment of our former credit facility and foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition); amortization of identifiable intangibles related to the Company’s acquisitions; legal and accounting expenses related to the SEC inquiry and associated pending litigation; loss on extinguishment of debt; and the effect of net operating and capital loss carryforwards used as a result of the sale of Filterfresh.  Non-GAAP net income in fiscal 2010 was $105.8 million, which excludes transaction-related expenses for the Diedrich and Timothy’s acquisitions and amortization of identifiable intangibles related to the Company’s acquisitions.

In fiscal 2012, we had an additional week of activity (53rd week) due the fact that our fiscal year ends the last Saturday of each September.  The 53rd week increased fiscal 2012 non-GAAP net income by approximately $11.0 million and non-GAAP diluted EPS by approximately $0.07 per share.

Diluted weighted average shares outstanding increased 10% for fiscal 2011 over fiscal 2010 primarily due to the issuance of approximately 8.6 million shares of common stock to Lavazza on September 28, 2010 and approximately 10.1 million shares on May 11, 2011 from a public offering and concurrent private placement to Lavazza pursuant to its preemptive rights.

Company diluted EPS was $2.28 per share in fiscal 2012, as compared to $1.31 per share in fiscal 2011.  Company diluted EPS in fiscal 2010 was $0.58 per share.  Non-GAAP diluted EPS was $2.40 per share in fiscal 2012, as compared to $1.64 per share in fiscal 2011.  Non-GAAP diluted EPS in fiscal 2010 was $0.77 per share.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for fiscal years 2012, 2011 and 2010 (in thousands, except per share data):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net income attributable to GMCR	$362,628	$199,501	$79,506
After tax:
Acquisition-related expenses(1)	—	14,524	16,773
Expenses related to SEC inquiry and pending litigation(2)	4,073	4,895	—
Amortization of identifiable intangibles(3)	31,555	27,343	9,527
Loss on extinguishment of debt(4)	—	11,027	—
Net operating and capital loss carryforwards(5)	—	(8,376)	—
Gain on sale of subsidiary(6)	(16,685)	—	—
Non-GAAP net income attributable to GMCR	$381,571	$248,914	$105,806

	Fiscal 2012		Fiscal 2011		Fiscal 2010
Diluted income per share	$2.28		$1.31		$0.58
After tax:
Acquisition-related expenses(1)	$—		$0.10		$0.12
Expenses related to SEC inquiry and pending litigation(2)	$0.03		$0.03		$—
Amortization of identifiable intangibles(3)	$0.20		$0.18		$0.07
Loss on extinguishment of debt(4)	$—		$0.07		$—
Net operating and capital loss carryforwards(5)	$—		$(0.06)		$—
Gain on sale of subsidiary(6)	$(0.10)		$—		$—
Non-GAAP net income per share	$2.40	*	$1.64	*	$0.77

*                                         Does not add due to rounding.

(1)         The 2011 fiscal year reflects direct acquisition-related expenses of $8.9 million (net of income taxes of $1.7 million); the write-off of deferred financing expenses of $1.6 million (net of income taxes of $1.0 million) on our former credit facility in conjunction with the new financing secured for the Van Houtte acquisition; and the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition of $4.0 million (net of income taxes of $1.3 million).  The 2010 fiscal year represents direct acquisition-related expenses of $16.8 million (net of income taxes of $2.1 million).  Direct acquisition-related expenses incurred prior to the closing of the acquisition are tax affected.  Generally, upon the close of the acquisition, the direct acquisition related expenses are nondeductible.  Income taxes were calculated at our effective tax rate.

(2)         Represents legal and accounting expenses, net of income taxes of $2.6 million and $3.0 million for fiscal 2012 and fiscal 2011, respectively, related to the SEC inquiry and pending litigation classified as general and administrative expense.  Income taxes were calculated at our effective tax rate.

(3)         Represents the amortization of intangibles, net of income taxes of $14.4 million for fiscal 2012, $14.0 million for fiscal 2011 and $5.4 million for fiscal 2010, related to the Company’s acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(4)         Represents the write-off of debt issuance costs and original issue discount, net of income taxes of $6.2 million, primarily associated with the extinguishment of the term loan B under the Credit Agreement.  Income taxes were calculated at our effective tax rate.

(5)         Represents the release of $6.2 million of the valuation allowance against federal capital loss carryforwards which represents the estimate of the tax benefit for the amount of capital losses that were utilized in the first quarter of fiscal 2012 on capital gains generated on the sale of Filterfresh and the utilization in fiscal 2011 of $5.4 million of net operating loss carryforwards ($2.2 million tax effect) generated from the Filterfresh acquisition.

(6)         Represents the gain recognized on the sale of Filterfresh, net of income taxes of $9.6 million.  The income taxes of $9.6 million include the tax benefit of $6.2 million resulting from the release of the valuation allowance in fiscal 2011.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and acquisitions from operations, equity offerings and borrowings under our credit facilities.  At September 29, 2012, we had $531.5 million outstanding in debt and capital lease and financing obligations, $58.3 million in cash and cash equivalents and $803.0 million of working capital (including cash).  At September 24, 2011, we had $582.6 million in debt outstanding, $13.0 million in cash and cash equivalents and $660.2 million of working capital (including cash).

Operating Activities:

Net cash provided by (used in) operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, provision for sales returns and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities was $477.8 million in fiscal 2012 as compared to $0.8 million in fiscal 2011. Operations generated $363.5 million in net income in fiscal 2012.  Significant non-cash items consisted of $181.6 million in depreciation and amortization, $107.4 million provision for sales returns, an increase in our net deferred tax liabilities of $60.9 million, offset by a $28.9 million gain, excluding transaction costs, from the sale of Filterfresh.  Significant changes in assets and liabilities affecting net cash provided by operating activities were an increase in accounts receivable of $159.3 million and an increase in inventories of $92.9 million, offset by an increase in accrued liabilities of $39.7 million. The increase in accounts receivable was a result of the increase in sales in fiscal 2012 over fiscal 2011.  The increase in inventories was primarily attributable to increases in brewer and accessories inventory of $105.0  million and green coffee inventory of $33.4 million, partially offset by a decrease in single serve pack inventory of $52.6 million.  The increase in brewer and accessory inventory is reflective of the increase in brewer and accessory sales for fiscal 2012 over fiscal 2011.  The increase in accrued expenses is reflective of our sales growth and was primarily attributable to increases in accruals for product warranty, customer sales incentives and allowances, third-party fulfillment charges, and Corporate Social Responsibility initiatives.

Investing Activities:

Investing activities primarily include acquisitions and dispositions of businesses along with capital expenditures for equipment and building improvements.

Cash flows used in investing activities for fiscal 2012 included $137.7 million received from the sale of Filterfresh.  On October 3, 2011, we sold all the outstanding shares of Filterfresh to ARAMARK for $142.1 million in cash and transferred $4.4 million of cash to ARAMARK as part of the sale resulting in net cash inflow related to the sale of $137.7 million.  Cash flows used in investing activities for fiscal 2011 included $907.8 million used in the acquisition of Van Houtte.

Cash spent for capital expenditures were $401.1 million in 2012 as compared to $283.4 million in fiscal 2011.  In addition, we acquired fixed assets of $66.5 million in fiscal 2012 under capital lease and financing obligations.  Capital expenditures incurred on an accrual basis during fiscal 2012 consisted primarily of $212.8 million related to increasing packaging capabilities for the Keurig® brewer platforms, $159.6 million related to facilities and related infrastructure, $49.9 million related to information technology infrastructure and systems, and $40.3 million related to coffee processing and other equipment.  For fiscal 2013, we currently expect to invest between $380.0 million to $430.0 million in capital expenditures to support our future growth.

Financing Activities:

Cash used in financing activities for fiscal 2012 totaled $173.1 million.  Proceeds from the sale of Filterfresh as well as cash generated from operations were used to reduce our debt and capital lease obligations by $124.1 million, principally under our revolving line of credit.  We also used $76.5 million of cash to repurchase approximately 3.1 million of our common shares. On July 30, 2012, our Board of Directors authorized a program (“repurchase program”) for the Company to repurchase up to $500.0 million of our common shares over the next two years, at such times and prices as determined by the Company’s management.  The shares will be purchased with cash on hand, cash from operations, and funds available through our existing credit facility. Cash flows from operating and financing activities included a $12.1 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under the Restated Credit Agreement, we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At September 29, 2012, we had $242.2 million outstanding under the term loan A facility, $228.8 million outstanding under the revolving credit facilities and $3.7 million in letters of credit with $767.5 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate at September 29, 2012 and September 24, 2011 was 2.9% and 2.8%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At September 29, 2012, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at September 29, 2012 was $233.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At September 29, 2012, we estimate we would have paid $9.0 million (gross of tax), if we terminated the swap agreements.  We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During fiscal years 2012, 2011 and 2010, we paid approximately $4.7 million, $3.8 million and $2.3 million, respectively, in additional interest expense pursuant to swap agreements.

We believe that our cash flows from operating activities, existing cash and our credit facilities will provide sufficient liquidity through the next 12 months to pay all liabilities in the normal course of business, fund anticipated capital expenditures, service debt requirements and fund any purchases of our common shares under the repurchase program.  We continuously evaluate our capital requirements and access to capital.  We may opt to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt (1)	Interest Expense (2)	Operating Lease Obligations	Capital Lease Obligations (3)	Financing Obligations (4)	Purchase Obligations	Total
FY 2013	$6,691	$7,604	$17,101	$6,587	$816	$738,797	$777,596
FY 2014 - FY 2015	32,092	13,750	27,503	13,812	10,873	223,036	321,066
FY 2016 - FY 2017	434,248	3,326	15,594	9,977	19,162	199,140	681,447
Thereafter	644	63	22,755	35,817	123,399	79,577	262,255
Total	$473,675	$24,743	$82,953	$66,193	$154,250	$1,240,550	$2,042,364

(1)         Excludes capital lease obligations.

(2)         Based on rates in effect at September 29, 2012. Does not include interest on amounts outstanding under the USD and multi-currency revolving credit facilities.

(3)         Includes principal and interest payments under capital lease obligations.

(4)         Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense upon completion of construction.

In addition, we have $24.0 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $16.6 million expiring through June 2015.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Factors Affecting Quarterly Performance

Historically, the Company has experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, the cost of green coffee, competitor initiatives, marketing programs, weather and special or unusual events.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Goodwill and Intangibles

Goodwill is tested for impairment annually at the end of our fiscal year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is assigned to reporting units for purposes of impairment testing.  A reporting unit is the same as an operating segment or one level below an operating segment.  We have defined four reporting units in our evaluation of goodwill for potential impairment: SCBU; KBU; CBU - Roasting and Retail; and CBU - Coffee Services Canada, based on the availability of discrete financial information that is regularly reviewed by management.  We may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary.  If, however, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the first step of a two-step goodwill impairment test.  The assessment of qualitative factors is optional and at our discretion.  We may bypass the qualitative assessment for any reporting unit in any period and perform the first step of the quantitative goodwill impairment test.  We may resume performing the qualitative assessment in any subsequent period.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value based on discounted cash flows.  The reporting unit’s discounted cash flows require significant management judgment with respect to sales forecasts, gross margin percentages, selling, operating, general and administrative (“SG&A”) expenses, capital expenditures and the selection and use of an appropriate discount rate.  The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, which requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit.  If the implied fair value of the goodwill is less than the book value, goodwill is impaired and is written down to the implied fair value amount.

Intangible assets that have finite lives are amortized over their estimated economic useful lives on a straight line basis.  Intangible assets that have indefinite lives are not amortized and are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  If we determine that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary.  If, however, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the fair value of the indefinite-lived asset with its carrying amount.  If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the individual indefinite-lived intangible asset is written down by an amount equal to such excess.  The assessment of qualitative factors is optional and at our discretion.  We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period.

Due to the inherent uncertainty involved in estimating sales growth and related expense growth, we believe that these are critical estimates for us.  We have not made any material changes to the accounting methodology we use to assess the necessity of an impairment charge, either for goodwill or for both finite and indefinite-lived intangible assets.  Based upon the results of our fiscal 2012 impairment tests (See Note 7, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in this Annual Report), there were no impairment charges recognized for goodwill or intangible assets.  Further, the fair values of all reporting units were significantly in excess of the carrying values.  As we continually reassess our fair value assumptions, including estimated future cash flows, changes in our estimates and assumptions could cause us to recognize future material charges.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets, at an asset group level, to projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell.  We make judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.  As we assess the ongoing expected cash flows as compared to the carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

Sales Return Allowance

Sales of single cup coffee brewers, single serve packs and other coffee products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates.  We estimate the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  A 10 percentage point increase in our sales return reserve would have resulted in additional expense of $3.2 million in the accompanying fiscal 2012 Consolidated Statement of Operations.

Product Warranty

We provide for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized.  Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to our expected repair or replacement costs.  The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues.  We currently believe that our warranty reserves are adequate; however, there can be no assurance that we will not experience some additional warranty expense in future periods related to previously sold brewers.  A 10 percentage point increase in overall claims estimate would have resulted in additional expense, net of recoveries, of approximately $3.7 million in the accompanying fiscal 2012 Consolidated Statement of Operations.

Inventories

Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers, and packaging materials.  Inventories are stated at the lower of cost or market.  Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in first-out).  We regularly review whether the net realizable value of our inventory is lower than its carrying value.  Based upon the specific identification method, if the valuation shows that the net realizable value is lower than the carrying value, we take a charge to expense and reduce the carrying value of the inventory.

We estimate any required write downs for inventory obsolescence by examining our inventories on a quarterly basis to determine if there are indicators that the carrying values could exceed net realizable value.  Indicators that could result in additional inventory write downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles.  While based on our historical experience, we believe that inventory is appropriately stated at the lower of cost or market, significant judgment is involved in determining the net realizable value of inventory.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For us, the amendment is effective for fiscal year 2014.  We are currently evaluating the impact these amendments may have on its disclosures.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.  In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented.  The amendments do not affect how earnings per share is calculated or presented.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.  For us the amendment is effective for fiscal 2013.  The effect of adoption will have minimal impact on us as our current presentation of comprehensive income follows the two-statement approach.

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

Interest rate risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

							Total Debt Outstanding and average effective interest rate at
	2013	2014	2015	2016	2017	Thereafter	September 29, 2012
Variable rate (in thousands)	$6,250	$—	$—	$231,724	$—	$—	$237,974
Average interest rate	2.1%	2.1%	2.1%	2.1%	0.0%	0.0%	2.1%
Fixed rate (in thousands)	$441	$12,922	$19,170	$202,129	$395	$644	$235,701
Average interest rate	3.7%	3.7%	3.7%	3.7%	4.0%	4.0%	3.7%

At September 29, 2012, we had $238.0 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $2.4 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.4 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements.  On September 29, 2012, the effect of our interest rate swap agreements was to limit the interest rate exposure on $233.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will decrease progressively in future periods and terminates on various dates from December 2012 through November 2015.

Commodity price risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including but not limited to weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace.  At September 29, 2012, the Company had approximately $323.6 million in green coffee purchase commitments, of which approximately 90% had a fixed price.  At September 24, 2011, the Company had approximately $556.2 million in green coffee purchase commitments, of which approximately 77% had a fixed price.

Commodity price risks at September 29, 2012 are as follows (in thousands):

Purchase commitments	Total Cost(1)	Pounds	Average “c” Price
Fixed	$291,990	115,769	$1.89
Variable	$31,630	13,942	$1.80
	$323,620	129,711

(1)         Total coffee costs typically include a premium or “differential” in addition to the “C” price.  Fixed purchase commitments include $17.9 million in fixed coffee prices (5.0 million pounds) that are not determined by the “C” price.

We regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales.  At September 29, 2012, we held outstanding futures contracts covering 3.2 million pounds of coffee with a fair market value of (0.3) million, gross of tax.  At September 24, 2011, we held outstanding futures contracts covering 3.1 million pounds of coffee with a fair market value of (0.4) million, gross of tax.  Purchase commitments hedged with financial instruments are classified as fixed in the table above.

At September 29, 2012, we are exposed to approximately $31.6 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $119.9 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 24, 2011.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at September 29, 2012 by approximately $3.2 million.

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

The majority of the transactions conducted by our CBU are in the Canadian dollar.  As a result, our revenues are adversely affected when the United States dollar strengthens against the Canadian dollar and are positively affected when the United States dollar weakens against the Canadian dollar.  Conversely, our expenses are positively affected when the United States dollar strengthens against the Canadian dollar and adversely affected when the United States dollar weakens against the Canadian dollar.

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

At September 29, 2012 we had a 4-year cross-currency swap of CDN $140.0 million that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar inter-company note.  We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars, are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

In addition, we use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.  We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations.  We had no outstanding foreign currency forward contracts at September 29, 2012.

The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net un-hedged assets (liabilities) denominated in a currency other than the functional currency were approximately $7.1 million at September 29, 2012.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets (liabilities) by approximately $0.7 million with a corresponding charge to operations.  In addition, at September 29, 2012 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $578.3 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $57.8 million with a corresponding charge to other comprehensive income.

Item 8.                                                         Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders

of Green Mountain Coffee Roasters, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. and its subsidiaries at September 29, 2012 and September 24, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, MA
November 27, 2012

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	September 29, 2012	September 24, 2011
Assets
Current assets:
Cash and cash equivalents	$58,289	$12,989
Restricted cash and cash equivalents	12,884	27,523
Receivables, less uncollectible accounts and return allowances of $34,517 and $21,407 at September 29, 2012 and September 24, 2011, respectively	363,771	310,321
Inventories	768,437	672,248
Income taxes receivable	32,943	18,258
Other current assets	35,019	28,072
Deferred income taxes, net	51,613	36,231
Current assets held for sale	—	25,885
Total current assets	1,322,956	1,131,527

Fixed assets, net	944,296	579,219
Intangibles, net	498,352	529,494
Goodwill	808,076	789,305
Other long-term assets	42,109	47,759
Long-term assets held for sale	—	120,583

Total assets	$3,615,789	$3,197,887

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,691	$6,664
Current portion of capital lease and financing obligations	3,057	5
Accounts payable	279,577	265,511
Accrued compensation costs	38,458	43,260
Accrued expenses	132,992	92,120
Income tax payable	29,322	9,617
Deferred income taxes, net	245	243
Other current liabilities	29,645	34,613
Current liabilities related to assets held for sale	—	19,341
Total current liabilities	519,987	471,374

Long-term debt, less current portion	466,984	575,969
Capital lease and financing obligations, less current portion	54,794	—
Deferred income taxes, net	270,348	189,637
Other long-term liabilities	32,544	27,184
Long-term liabilities related to assets held for sale	—	474

Commitments and contingencies (See Notes 5 and 19)

Redeemable noncontrolling interests	9,904	21,034

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 152,680,855 and 154,466,463 shares at September 29, 2012 and September 24, 2011, respectively	15,268	15,447
Additional paid-in capital	1,464,560	1,499,616
Retained earnings	771,200	411,727
Accumulated other comprehensive income (loss)	10,200	(14,575)
Total stockholders’ equity	$2,261,228	$1,912,215

Total liabilities and stockholders’ equity	$3,615,789	$3,197,887

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Fiscal years ended
	September 29, 2012	September 24, 2011	September 25, 2010
Net sales	$3,859,198	$2,650,899	$1,356,775
Cost of sales	2,589,799	1,746,274	931,017
Gross profit	1,269,399	904,625	425,758
Selling and operating expenses	481,493	348,696	186,418
General and administrative expenses	219,010	187,016	100,568
Operating income	568,896	368,913	138,772
Other income (expense), net	1,819	648	85
Loss on financial instruments, net	(4,945)	(6,245)	(354)
Gain (loss) on foreign currency, net	7,043	(2,912)	—
Gain on sale of subsidiary	26,311	—	—
Interest expense	(22,983)	(57,657)	(5,294)
Income before income taxes	576,141	302,747	133,209
Income tax expense	(212,641)	(101,699)	(53,703)
Net Income	$363,500	$201,048	$79,506
Net income attributable to noncontrolling interests	872	1,547	—
Net income attributable to GMCR	$362,628	$199,501	$79,506
Basic income per share:
Basic weighted average shares outstanding	154,933,948	146,214,860	131,529,412
Net income per common share—basic	$2.34	$1.36	$0.60
Diluted income per share:
Diluted weighted average shares outstanding	159,075,646	152,142,434	137,834,123
Net income per common share—diluted	$2.28	$1.31	$0.58

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Fiscal years ended
	September 29, 2012	September 24, 2011	September 25, 2010
Net income	$363,500	$201,048	$79,506
Other comprehensive income (loss):
Deferred gain (loss) on derivatives designated as cash flow hedges, net of tax (provision)/benefit of $0.5 million, $3.0 million and $(0.2) million, respectively	(736)	(4,486)	352
(Gain) loss on derivatives designated as cash flow hedges reclassified to net income, net of tax (provision)/benefit of $0.5 million, $0.2 million and $(0.1) million, respectively	810	250	(112)
Foreign currency translation adjustment	25,353	(8,895)	—
Other comprehensive income (loss)	25,427	(13,131)	240
Total comprehensive income	388,927	187,917	79,746
Total comprehensive income attributable to redeemable noncontrolling interests, net of tax	1,524	1,361	—
Total comprehensive income attributable to GMCR	$387,403	$186,556	$79,746

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Stockholders’ Equity

For the three fiscal years in the period ended September 29, 2012 (Dollars in thousands)

	Equity Attributable to Redeemable Noncontrolling	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	ESOP unallocated Shares		Stockholders’
	Interests	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Equity
Balance at September 26, 2009	$—	130,811,052	$13,081	$441,875	$134,338	$(1,870)	(38,060)	$(74)	$587,350
Options exercised	—	1,840,661	184	4,586	—	—	—	—	4,770
Issuance of common stock under employee stock purchase plan	—	171,872	17	3,999	—	—	—	—	4,016
Allocation of ESOP shares	—	—	—	1,302	—	—	38,060	74	1,376
Stock compensation expense	—	—	—	7,949	—	—	—	—	7,949
Tax benefit from exercise of options	—	—	—	13,877	—	—	—	—	13,877
Deferred compensation expense	—	—	—	161	—	—	—	—	161
Other comprehensive income, net of tax	—	—	—	—	—	240	—	—	240
Net income	—	—	—	—	79,506	—	—	—	79,506
Balance at September 25, 2010	$—	132,823,585	$13,282	$473,749	$213,844	$(1,630)	—	$—	$699,245
Sale of common stock for private placement	—	9,174,991	918	290,178	—	—	—	—	291,096
Options exercised	—	2,839,426	284	11,096	—	—	—	—	11,380
Issuance of common stock under employee stock purchase plan	—	148,917	15	5,933	—	—	—	—	5,948
Issuance of common stock for public equity offering	—	9,479,544	948	646,415	—	—	—	—	647,363
Stock compensation expense	—	—	—	10,361	—	—	—	—	10,361
Tax benefit from exercise of options	—	—	—	61,670	—	—	—	—	61,670
Deferred compensation expense	—	—	—	214	—	—	—	—	214
Purchase noncontrolling interests	19,118	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	1,618	—	—	—	(1,618)	—	—	—	(1,618)
Cash distributions	(1,063)	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	(186)	—	—	—	—	(12,945)	—	—	(12,945)
Net income	1,547	—	—	—	199,501	—	—	—	199,501
Balance at September 24, 2011	$21,034	154,466,463	$15,447	$1,499,616	$411,727	$(14,575)	—	$—	$1,912,215
Options exercised	—	940,369	94	3,300	—	—	—	—	3,394
Issuance of common stock under employee stock purchase plan	—	301,971	30	8,668	—	—	—	—	8,698
Restricted stock awards and units	—	55,747	5	(5)	—	—	—	—	—
Issuance of common stock under deferred compensation plan	—	37,005	4	(4)	—	—	—	—	—
Repurchase of common stock	—	(3,120,700)	(312)	(76,158)	—	—	—	—	(76,470)
Stock compensation expense	—	—	—	17,868	—	—	—	—	17,868
Tax benefit from equity-based compensation plans	—	—	—	11,064	—	—	—	—	11,064
Deferred compensation expense	—	—	—	211	—	—	—	—	211
Disposition of noncontrolling interest	(10,331)	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest included in other long-term liabilities	(4,708)	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	3,155	—	—	—	(3,155)	—	—	—	(3,155)
Cash distributions	(513)	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	455	—	—	—	—	24,775	—	—	24,775
Net income	812	—	—	—	362,628	—	—	—	362,628
Balance at September 29, 2012	$9,904	152,680,855	$15,268	$1,464,560	$771,200	$10,200	—	$—	$2,261,228

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fiscal years ended
	September 29, 2012	September 24, 2011	September 25, 2010
Cash flows from operating activities:
Net income	$363,500	$201,048	$79,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	135,656	72,297	29,484
Amortization of intangibles	45,991	41,339	14,973
Amortization deferred financing fees	6,050	6,158	862
Loss on extinguishment of debt	—	19,732	—
Unrealized (gain) loss of foreign currency	(6,557)	1,041	—
Loss on disposal of fixed assets	2,517	884	573
Gain on sale of subsidiary, excluding transaction costs	(28,914)	—	—
Provision for doubtful accounts	3,197	2,584	610
Provision for sales returns	107,436	64,457	40,139
Unrealized loss (gain) on financial instruments, net	6,310	3,292	(188)
Tax benefit from exercise of non-qualified options and disqualified dispositions of incentive stock options	(1,006)	(6,142)	(713)
Excess tax benefits from equity-based compensation plans	(12,070)	(67,813)	(14,590)
Deferred income taxes	60,856	(8,828)	(6,931)
Deferred compensation and stock compensation	18,079	10,575	8,110
Contributions to the ESOP	—	—	1,376
Other	334	—	—
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(159,317)	(157,329)	(102,297)
Inventories	(92,862)	(375,709)	(116,653)
Income tax receivable/payable, net	16,457	63,487	10,065
Other current assets	(6,900)	(715)	(10,692)
Other long-term assets, net	(469)	(11,454)	(5,349)
Accounts payable	(17,668)	106,202	41,007
Accrued compensation costs	(4,908)	2,233	(1,830)
Accrued expenses	39,701	25,600	23,405
Other current liabilities	(2,718)	(3,118)	1,645
Other long-term liabilities	5,090	10,964	5,191
Net cash provided by (used in) operating activities	477,785	785	(2,297)
Cash flows from investing activities:
Change in restricted cash	(2,875)	2,074	(75)
Proceeds from sale of short-term investments	—	—	50,000
Acquisition of Timothy’s Coffee of the World Inc.	—	—	(154,208)
Acquisition of Diedrich Coffee, Inc., net of cash acquired	—	—	(305,261)
Acquisition of LJVH Holdings, Inc. (Van Houtte), net of cash acquired	—	(907,835)	—
Proceeds from the sale of subsidiary, net of cash acquired	137,733	—	—
Capital expenditures for fixed assets	(401,121)	(283,444)	(126,205)
Other investing activities	618	1,533	2,314
Net cash used in investing activities	(265,645)	(1,187,672)	(533,435)
Cash flows from financing activities:
Net change in revolving line of credit	(108,727)	333,835	145,000
Proceeds from issuance of common stock under compensation plans	12,092	17,328	8,788
Proceeds from issuance of common stock for private placement	—	291,096	—
Proceeds from issuance of common stock for public equity offering	—	673,048	—
Financing costs in connection with public equity offering	—	(25,685)	—
Repurchase of common stock	(76,470)	—	—
Excess tax benefits from equity-based compensation plans	12,070	67,813	14,590
Payments on capital lease and financing obligations	(7,558)	(8)	(217)
Proceeds from borrowings of long-term debt	—	796,375	140,000
Deferred financing fees	—	(46,009)	(1,339)
Repayment of long-term debt	(7,814)	(906,885)	(8,500)
Other financing activities	3,283	(1,063)	—
Net cash (used in) provided by financing activities	(173,124)	1,199,845	298,322
Change in cash balances included in current assets held for sale	5,160	(5,160)	—
Effect of exchange rate changes on cash and cash equivalents	1,124	790	—
Net increase (decrease) in cash and cash equivalents	45,300	8,588	(237,410)
Cash and cash equivalents at beginning of period	12,989	4,401	241,811
Cash and cash equivalents at end of period	$58,289	$12,989	$4,401

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,783	$33,452	$6,486
Cash paid for income taxes	$136,407	$58,182	$42,313
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$56,127	$25,737	$20,261
Noncash financing and investing activity:
Fixed assets acquired under capital lease and financing obligations	$66,531	$—	$—
Noncash investing activity:
Liabilities assumed in conjunction with acquisitions	$—	$—	$1,533

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1.            Nature of Business and Organization

Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, “the Company”) is a leader in the specialty coffee and coffeemaker businesses.  Green Mountain Coffee Roasters, Inc. is a Delaware corporation.

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

CBU sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® packs, and coffee in more traditional packaging such as bags, cans and fractional packs, and under a variety of brands.  The varieties are sold primarily to supermarkets, club stores and, through office coffee services to offices, convenience stores and restaurants throughout Canada.  CBU began selling the Keurig® K-Cup® Single Cup Brewing system, accessories and coffee, tea, cocoa, and other beverages in K-Cup® packs to retailers, department stores and mass merchandisers in Canada for the AH channels in the first quarter of 2012.  CBU also manufactures brewing equipment and is responsible for all of the Company’s coffee brand sales in the grocery channel in Canada.  The CBU segment included Filterfresh through October 3, 2011, the date of sale (see Note 2, Acquisitions and Divestitures).

The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2012, 2011 and 2010 represent the years ended September 29, 2012, September 24, 2011 and September 25, 2010, respectively.  Fiscal 2012 consists of 53 weeks and fiscal years 2011 and 2010 each consist of 52 weeks.

2.            Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements.  Significant estimates and assumptions by management affect the Company’s allowance for doubtful accounts, inventory, deferred tax assets, allowance for sales returns, warranty reserves and certain accrued expenses, goodwill, intangible and long-lived assets and stock-based compensation.

Although the Company regularly assesses these estimates, actual results could differ from these estimates.  Changes in estimates are recorded in the period they become known.  The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of the entities in which the Company has a controlling financial interest, most often because the Company holds a majority voting/ownership interest.  The Company also

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

evaluates if it is required to apply the Variable Interest Entity (“VIE”) model to determine if it holds a controlling financial interest in an entity.  All significant intercompany transactions and accounts are eliminated in consolidation.

The Company has a controlling financial interest in a VIE if it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives the Company the right to receive benefits from the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant losses to the VIE.  When changes occur to the design of an entity, the Company reconsiders whether it is subject to the VIE model.  The Company continuously evaluates whether it has a controlling financial interest in a VIE.  A portion of the Company’s coffee services business included in the CBU segment operates through non-wholly owned subsidiaries in which the Company has a controlling financial interest either through majority ownership or through the VIE model.

Entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because it holds a voting/ownership interest of 20% to 50% are accounted for as equity method investments.  Currently, the Company does not have any investments accounted for under the equity method.

Noncontrolling Interests

Noncontrolling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity.  Generally, mandatorily redeemable NCI’s are classified as liabilities and non-mandatory redeemable NCI’s are classified as either temporary or permanent equity.  The Company classifies redeemable noncontrolling interests that are not mandatorily redeemable outside of shareholders’ equity in the Consolidated Balance Sheets as temporary equity under the caption, Redeemable noncontrolling interests, and measures it at the redemption value at the end of each period.  If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the noncontrolling interest at its redemption value.  The Company classifies the mandatorily redeemable noncontrolling interest as a liability in the Consolidated Balance Sheet under the caption, Other long-term liabilities, and measures the liability at the amount of cash that would be paid if settlement occurred at the balance sheet date based on the formula in the shareholder agreement with any change from the prior period recognized as interest expense.

Net income attributable to noncontrolling interests reflects the portion of the net income (loss) of consolidated entities applicable to the noncontrolling interest partners in the accompanying Consolidated Statements of Operations.  The net income attributable to noncontrolling interests is classified in the Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

If a change in ownership of consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings.

Business Combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired.  Goodwill represents the excess of the purchase price over the fair value of the net assets.  The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation.  The valuation involves making significant estimates and assumptions which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates fair value.  The Company does not believe that it is subject to any unusual credit or market risk.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represents cash that is not available for use in our operations.  Restricted cash of $12.9 million and $27.5 million as of September 29, 2012 and September 24, 2011, respectively, consists primarily of cash placed in escrow related to our acquisition of Van Houtte.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Allowance for Doubtful Accounts

Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results using factors applied based on the aging of its accounts receivable.  Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.

Inventories

Inventories consist primarily of green and roasted coffee, including coffee in portion packs, purchased finished goods such as coffee brewers, and packaging materials.  Inventories are stated at the lower of cost or market.  Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in, first-out).  The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value.  If the valuation shows that the net realizable value is lower than the carrying value, the Company takes a charge to cost of sales and directly reduces the carrying value of the inventory.

The Company estimates any required write downs for inventory obsolescence by examining its inventories on a quarterly basis to determine if there are indicators that the carrying values exceed net realizable value.  Indicators that could result in additional inventory write downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles.  While management believes that inventory is appropriately stated at the lower of cost or market, significant judgment is involved in determining the net realizable value of inventory.

Financial Instruments

The Company enters into various types of financial instruments in the normal course of business.  Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.  Cash, cash equivalents, accounts receivable, accounts payable and accrued expenses are reported at carrying value and approximate fair value due to the short maturity of these instruments.  Long-term debt is also reported at carrying value, which approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates.

The fair values of derivative financial instruments have been determined using market information and valuation methodologies.  Changes in assumptions or estimates could affect the determination of fair value; however, management does not believe any such changes would have a material impact on the Company’s financial condition, results of operations or cash flows.  The fair values of short-term investments and derivative financial instruments are disclosed in Note 12, Fair Value Measurements, in the Consolidated Financial Statements included in this Annual Report.

Derivative Instruments

The Company enters into over-the-counter derivative contracts based on coffee futures (“coffee futures”) to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases.  Coffee purchases are generally denominated in the U.S. dollar.  The Company also enters into interest rate swap agreements to mitigate interest rate risk associated with the Company’s variable-rate borrowings and foreign currency forward contracts to hedge certain recognized liabilities in currencies other than the Company’s functional currency.  All derivatives are recorded at fair value.  Interest rate swaps and coffee futures are designated as cash flow hedges with the effective portion of the change in the fair value of the derivative instrument recorded as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings.  Foreign currency forward contracts are designated as fair value hedges with the changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities recognized in gain or loss on foreign currency, net in the consolidated statements of operations.

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

The Company also enters into certain foreign currency and interest rate derivative contracts to hedge certain foreign currency exposures that are not designated as hedging instruments for accounting purposes.  These contracts are recorded at fair value, with the changes in fair value recognized in gain (loss) on financial instruments, net in the Consolidated Statements of Operations.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes.  See Note 11, Derivative Financial Instruments and Note 14, Stockholders’ Equity in the Consolidated Financial Statements included in this Annual Report for further information.

Deferred Financing Costs

Deferred financing costs consist primarily of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using a method that approximates the effective interest rate method.  Deferred financing costs included in other long-term assets in the accompanying Consolidated Balance Sheets as of September 29, 2012 and September 24, 2011 were $22.3 million and $28.4 million, respectively.

Goodwill and Intangibles

Goodwill is tested for impairment annually at the end of the Company’s fiscal year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is assigned to reporting units for purposes of impairment testing.  A reporting unit is the same as an operating segment or one level below an operating segment.  The Company may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary.  If, however, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of a two-step goodwill impairment test.  The assessment of qualitative factors is optional and at the Company’s discretion.  The Company may bypass the qualitative assessment for any reporting unit in any period and perform the first step of the quantitative goodwill impairment test.  The Company may resume performing the qualitative assessment in any subsequent period.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  The Company estimates fair value based on discounted cash flows.  The reporting unit’s discounted cash flows require significant management judgment with respect to sales forecasts, gross margin percentages, selling, operating, general and administrative (“SG&A”) expenses, capital expenditures and the selection and use of an appropriate discount rate.  The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment.  If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, which requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit.  If the implied fair value of the goodwill is less than the book value, goodwill is impaired and is written down to the implied fair value amount.

Intangible assets that have finite lives are amortized over their estimated economic useful lives on a straight line basis.  Intangible assets that have indefinite lives are not amortized and are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Similar to the qualitative assessment for goodwill, the Company may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  If the Company determines that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary.  If, however, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company compares the fair value of the indefinite-lived asset with its carrying amount.  If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the individual indefinite-lived intangible asset is written down by an amount equal to such excess.  The assessment of qualitative factors is optional and at the Company’s discretion.  The Company may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets, at an asset group level, to undiscounted projected future cash flows in addition to other quantitative and qualitative analyses.  Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment.  Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell.  The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.  As the

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

Fixed Assets

Fixed assets are carried at cost, net of accumulated depreciation.  Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred.  Expenditures for refurbishments and improvements that significantly improve the productive capacity or extend the useful life of an asset are capitalized.  Depreciation is calculated using the straight-line method over the assets’ estimated useful lives.  The cost and accumulated depreciation for fixed assets sold, retired, or otherwise disposed of are relieved from the accounts, and the resultant gains and losses are reflected in income.

The Company follows an industry-wide practice of purchasing and loaning coffee brewing and related equipment to wholesale customers.  These assets are also carried at cost, net of accumulated depreciation.

Depreciation costs of manufacturing and distribution assets are included in cost of sales on the Consolidated Statements of Operations.  Depreciation costs of other assets, including equipment on loan to customers, are included in selling and operating expenses on the Consolidated Statements of Operations.

Leases

Occasionally, the Company is involved in the construction of leased properties.  Due to the extent and nature of that involvement, the Company is deemed the owner, for accounting purposes only, during the construction period and is required to capitalize the construction costs on the Balance Sheet along with a corresponding financing obligation for the project costs that are incurred by the lessor.  Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company can record a sale to remove the assets and related obligation and record the lease as either an operating or capital lease obligation.  Under current lease arrangements, the Company is precluded from derecognizing the assets when construction is complete due to continuing involvement beyond a normal leaseback.  As a result, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Balance Sheet.  The asset is depreciated over its estimated useful life in accordance with the Company’s policy.  Because the Company is not considered the owner of the land, a portion of the lease payments are allocated to ground rent and treated as an operating lease.  The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction.  Lease payments allocated to the buildings are recognized as reductions to the financing obligation and interest expense.  See Note 19, Commitments and Contingencies, for further information.

Leases that qualify as capital leases are recorded at the lower of the fair value of the asset or the present value of the future minimum lease payments over the lease term generally using the Company’s incremental borrowing rate.  Assets leased under capital leases are included in fixed assets and generally are depreciated over the lease term.  Lease payments under capital leases are recognized as a reduction of the capital lease obligation and interest expense.

All other leases are considered operating leases.  Assets subject to an operating lease are not recorded on the balance sheet.  Lease payments are recognized on a straight-line basis as rent expense over the expected lease term.

Revenue Recognition

Revenue from sales of single cup brewer systems, coffee and other specialty beverages in single serve packs, and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs to supermarkets, grocery, warehouse club stores, retail, office coffee distributors, convenience stores, restaurants, hospitality accounts and consumers directly through Company websites is recognized when title and risk of loss passes to the customer, which generally occurs upon shipment or delivery of the product to the customer as defined by the contractual shipping terms.  Shipping charges billed to customers are also recognized as revenue, and the related shipping costs are included in cost of sales.  Cash received in advance of product delivery is recorded in deferred revenue, which is included in other current liabilities on the accompanying Consolidated Balance Sheets, until earned.

The majority of the Company’s distribution to major retailers is processed by fulfillment entities.  The fulfillment entities receive and fulfill sales orders and invoice certain retailers.  All product shipped by the Company to the fulfillment entities are owned by the Company and included in inventories on the accompanying consolidated balance sheets.  The Company recognizes revenue when delivery of the product from the fulfillment entity to the retailer has occurred based on the contractual shipping terms and when all other revenue recognition criteria are met.

Sales of single cup coffee brewers, single serve packs and other coffee products are recognized net of any discounts,

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

returns, allowances and sales incentives, including coupon redemptions and rebates.  The Company estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  The Company routinely participates in trade promotion programs with customers, including customers whose sales are processed by the fulfillment entities, whereby customers can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered.  These incentives include, but are not limited to, cash discounts and volume based incentive programs.  Allowances to customers that are directly attributable and supportable by customer promotional activities are recorded as selling expenses at the time the promotional activity occurs.

Roasters licensed by KBU to manufacture and sell K-Cup® packs, both to KBU for resale and to their other coffee customers, are obligated to pay a royalty to KBU upon shipment to their customer.  KBU records royalty revenue upon shipment of K-Cup® packs by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements.  For shipments of K-Cup® packs to KBU for resale, this royalty payment is recorded as a reduction to the carrying value of the related K-Cup® packs in inventory and as a reduction to cost of sales when sold through to third party customers by KBU.

Cost of Sales

Cost of sales for the Company consists of the cost of raw materials including coffee beans, hot cocoa, flavorings and packaging materials; a portion of our rental expense; production, warehousing and distribution costs which include salaries; distribution and merchandising personnel; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; third-party fulfillment charges; receiving, inspection and internal transfer costs; warranty expense; and freight, duties and delivery expenses.  All shipping and handling expenses are also included as a component of cost of sales.

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

Advertising Costs

The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales.  As of September 29, 2012 and September 24, 2011, prepaid advertising costs of $2.4 million and $3.8 million, respectively, were recorded in other current assets in the accompanying consolidated balance sheet.  Advertising expense totaled $147.7 million, $90.8 million, and $52.9 million, for fiscal years 2012, 2011, and 2010, respectively.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Equity awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”).  The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company measures the fair value of stock options using the Black-Scholes model and certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock.  The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company’s historical experience.  The expected forfeiture rate is based on the Company’s historical employee turnover experience and future expectations.  The risk-free interest rate is based on the U.S. Treasury rate over the expected life.  The Company uses a blended historical volatility to estimate expected volatility at the measurement date.  The fair value of RSUs and RSAs is based on the closing price of the Company’s common stock on the grant date.

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign subsidiaries are translated into the reporting currency of the Company which is the U.S. dollar.  The functional currency of certain of the Company’s foreign subsidiaries is the local currency of the subsidiary.  Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date.  Revenue and expense accounts are generally translated using the average rate of exchange during the period.  Foreign currency translation adjustments are accumulated as a component of other comprehensive income or loss as a separate component of stockholders’ equity.  Gains and losses arising from transactions denominated in currencies other than the functional currency of the entity are charged directly against earnings in the Consolidated Statement of Operations.  Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company loans that have been determined to be temporary in nature, cash, long-term debt and accounts payable denominated in non-functional currencies.

Significant Customer Credit Risk and Supply Risk

The majority of the Company’s customers are located in North America.  With the exception of M.Block & Sons (“MBlock”) as described below, concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company’s customer base.  The Company does not require collateral from customers as ongoing credit evaluations of customers’ payment histories are performed.  The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

KBU procures the brewers it sells from a third-party brewer manufacturer.  Purchases from this brewer manufacturer amounted to approximately $721.3 million, $545.3 million and $380.5 million in fiscal years 2012, 2011 and 2010, respectively.

The Company relies on MBlock to process the majority of sales orders for our AH single serve business with retailers in the United States.  The Company is subject to significant credit risk regarding the creditworthiness of MBlock and, in turn, the creditworthiness of the retailers.  Sales processed by MBlock to retailers amounted to $1,458.4 million, $997.0 million and $588.0 million for fiscal years 2012, 2011 and 2010, respectively.  The Company’s account receivables due from MBlock amounted to $133.1 million and $128.1 million at September 29, 2012 and September 24, 2011, respectively.

Research & Development

Research and development charges are expensed as incurred.  These expenses amounted to $41.7 million, $17.7 million and $12.5 million in fiscal years 2012, 2011 and 2010, respectively.  These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

3.            Acquisitions and Divestitures

Fiscal Year 2012

On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the “Filterfresh” business, were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash.  Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million.  The Company recognized a gain on the sale of $26.3 million during the thirteen weeks ended December 24, 2011.  Filterfresh had been included in the CBU segment.

As of September 24, 2011, all the assets and liabilities relating to the Filterfresh business were reported in the Consolidated Balance Sheet as assets and liabilities held-for-sale.

Filterfresh revenues and net income included in the Company’s consolidated statement of operations were as follows (dollars in thousands, except per share data):

	For the period September 25, 2011 through October 3, 2011 (date of sale)	For the period December 17, 2010 (date of acquisition) through September 24, 2011
Net sales	$2,286	$90,855

Net income	$229	$12,263

Less income attributable to noncontrolling interests	20	1,051
Net income attributable to GMCR	$209	$11,212

Diluted net income per share	$—	$0.07

After the disposition, the Company continues to sell coffee and brewers to Filterfresh, which prior to the sale of Filterfresh were eliminated and were not reflected in the Consolidated Statement of Operations.  For fiscal 2012, the Company’s sales to Filterfresh through October 3, 2011 (date of sale) that were eliminated in consolidation were $0.6 million.  For fiscal 2011, the Company’s sales to Filterfresh during the period December 17, 2010 (date of acquisition) through September 24, 2011 that were eliminated in consolidation were $22.2 million.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fiscal Year 2011

LJVH Holdings, Inc. (including subsidiaries—Van Houtte)

On December 17, 2010, the Company acquired all of the outstanding capital stock of LJVH Holdings, Inc. (“LJVH” and together with its subsidiaries, “Van Houtte”), a specialty coffee roaster headquartered in Montreal, Quebec, for $907.8 million, net of cash acquired.  The acquisition was financed with cash on hand and a $1,450.0 million credit facility.  Van Houtte’s functional currency is the Canadian dollar.  Van Houtte’s operations are included in the CBU segment.

At the time of the acquisition, the Company accounted for all the assets relating to the Filterfresh business as held-for-sale.

The Van Houtte acquisition was accounted for under the acquisition method of accounting. The total purchase price of $907.8 million, net of cash acquired, was allocated to Van Houtte’s net tangible assets and identifiable intangible assets based on their estimated fair values as of December 17, 2010.  The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. The allocation of the purchase price is based upon a valuation determined using management’s and the Company’s estimates and assumptions.  The table below represents the allocation of the purchase price to the acquired net assets of Van Houtte (in thousands):

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

Amortizable intangible assets acquired, valued at the date of acquisition, include approximately $263.1 million for customer relationships, $10.9 million for trademarks and trade names, $1.4 million for franchises and $0.3 million for technology.  Indefinite-lived intangible assets acquired include approximately $99.4 million for the Van Houtte trademark which is not amortized.  The definite lived intangible assets classified as held-for-sale were not amortized and approximated $19.5 million.  Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives, and the weighted-average amortization period is 10.8 years.

The cost of the acquisition in excess of the fair market value of the tangible and intangible assets acquired less liabilities assumed represents acquired goodwill.  The acquisition of Van Houtte provides the Company with an expanded Canadian

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

presence and manufacturing and distribution synergies, which provide the basis of the goodwill recognized with respect to the Van Houtte Canadian operations.  As discussed above, the purchase price allocated to Filterfresh was the fair value, less the estimated direct costs to sell Filterfresh established at the acquisition date.  The excess of the purchase price (fair value) allocated to Filterfresh over the fair value of the net tangible and identifiable intangible assets represents goodwill.  Goodwill and intangible assets are reported in the CBU segment.  The goodwill and intangible assets recognized are not deductible for tax purposes.

Acquisition costs were expensed as incurred and totaled approximately $10.7 million for the fiscal year ended September 24, 2011 and are included in general and administrative expenses for the Company.

Approximately $9.3 million and $26.9 million of the purchase price was held in escrow at September 29, 2012 and September 24, 2011, respectively, and is included in restricted cash.  Corresponding amounts of $9.3 million are included in other current liabilities as of September 29, 2012 and $18.0 million and $8.9 million are included in other current liabilities and other long-term liabilities, respectively, as of September 24, 2011.

The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations.  For fiscal 2011, the Van Houtte operations contributed an additional $321.4 million of consolidated revenue and $20.2 million of income before income taxes.

Fiscal Year 2010

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

Amortizable intangible assets acquired include approximately $83.3 million for customer relationships and $16.9 million for product names.  The weighted-average amortization period for these assets is 10 years and is amortized on a straight-line basis over their respective useful lives.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

are not deductible for tax purposes.

The acquisition was completed on May 11, 2010 and accordingly results of operations from such date have been included in the Company’s Statement of Operations.  Effective September 26, 2010, the beginning of the Company’s fiscal year 2011, Diedrich was migrated onto the Company’s common information technology platform.  As a result, it is impracticable to disclose separately Diedrich’s contributions to revenue and income before taxes for fiscal 2011.  For fiscal year 2010, Diedrich contributed approximately $16.6 million in revenue and $4.1 million of income before taxes.

Timothy’s Coffee of the World Inc.

On November 13, 2009, the Company acquired all of the outstanding capital stock of Timothy’s Coffee of the World Inc. (“Timothy’s”), which included its brand and wholesale coffee business.  Timothy’s is as a wholly-owned Canadian subsidiary, with operations, at the time of acquisition, integrated into the SCBU segment.  Timothy’s functional currency is the U.S. dollar.

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

Amortizable intangible assets acquired include approximately $83.2 million for customer relationships with an estimated life of 16 years, approximately $8.9 million for the Timothy’s trade name with an estimated life of 11 years and approximately $6.2 million for supply agreements with an estimated life of 11 years.  The weighted-average amortization period for these assets is 15.2 years and is amortized on a straight-line basis over their respective useful lives.

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

The acquisition was completed on November 13, 2009 and accordingly results of operations from such date have been included in the Company’s Statement of Operations.  Effective September 25, 2011, the beginning of the Company’s fiscal year 2012, the sales and operations associated with Timothy’s were included in the CBU segment.  For fiscal 2011, the Timothy’s operations contributed an additional $68.3 million of consolidated revenue and $28.6 million of income before taxes.  For fiscal 2010, Timothy’s contributed approximately $37.9 million in revenue and $14.7 million of income before taxes.

Supplemental Pro Forma Information

The following information reflects the Company’s acquisitions as if the transactions had occurred as of the beginning of the

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company’s fiscal 2010.  The unaudited pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The following table represents select unaudited consolidated pro forma data (in thousands):

	Fiscal 2011	Fiscal 2010
Unaudited Consolidated proforma revenue	$2,749,729	$1,765,368
Unaudited Consolidated proforma net income	$223,854	$84,840
Unaudited Consolidated proforma diluted earnings per common share	$1.47	$0.62

4.                            Segment Reporting

The Company manages its operations through three operating segments, SCBU, KBU and CBU.  For a description of the operating segments, see Note 1, Nature of Business and Organization.

Management evaluates the performance of the Company’s operating segments based on several factors, including net sales and income before taxes.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Segment income before taxes represents earnings before income taxes and includes intersegment interest income and expense and transfer pricing on intersegment sales.  The Company’s manufacturing operations occur within the SCBU and CBU segments, however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group.  Expenses related to certain centralized administrative functions including Accounting and Information System Technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are recorded in the “Corporate” segment.  Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate expenses also include depreciation expense, interest expense, foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the board of directors.

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

Effective with the beginning of the Company’s third quarter of fiscal 2011, KBU no longer records royalty income from SCBU and CBU on shipments of single serve packs, thus removing the need to eliminate royalty income during the financial consolidation process.  Prior to the third quarter of fiscal 2011, the Company recorded intersegment sales and purchases of brewer and K-Cup® packs at a markup.  During the third quarter of fiscal 2011, the Company unified the standard costs of brewer and K-Cup® pack inventories across the segments and began recording intersegment sales and purchases of brewers and K-Cup® packs at new unified standard costs.  This change simplified intercompany transactions by removing the need to eliminate the markup incorporated in intersegment sales as part of the financial consolidation process.  In addition, effective September 25, 2011, the beginning of fiscal 2012, single serve pack and brewer inventories are transferred directly between SCBU and KBU.  Intersegment sales are no longer transacted between SCBU and KBU.

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

The selected financial data for segment disclosures for fiscal years 2011 and 2010 were not recast for the changes described in the two preceding paragraphs.  The net effect represents the mark-up on SCBU and CBU single serve packs sold by KBU and on KBU brewers and accessories sold by SCBU and CBU, as well as the KBU royalty income on the sale of SCBU and CBU single serve packs.  The Company used historical mark-up percentages and royalty rates to calculate the net effect.  The following table summarizes the approximate net effect of the above changes on segment income before taxes for fiscal 2012

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

and 2011 as a result of the above changes (in thousands).  The effect on segment income before taxes for fiscal 2011 has been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment as discussed in the following paragraph.

Increase (decrease) in income before taxes	Fiscal 2012	Fiscal 2011
SCBU	$36,332	$15,473
KBU	(1,072)	(35,471)
CBU	(645)	(7,251)
Corporate	—	—
Eliminations	(34,615)	27,249
Consolidated	$—	$—

Effective at the beginning of fiscal 2012, the Company changed its organizational structure to align certain portions of its business by geography.  Prior to fiscal 2012, sales and operations associated with the Timothy’s brand were included in the SCBU segment, and a portion of the AH single cup business with retailers in Canada was included in the KBU segment.  Under the new structure, Timothy’s and all of the AH single cup business with retailers in Canada are included in the CBU segment.  This resulted in a re-assignment of goodwill of $17.1 million from the SCBU segment to the CBU segment using a relative fair value approach.

The following tables summarize selected financial data for segment disclosures for fiscal years 2012, 2011 and 2010.  Selected financial data for segment disclosures for fiscal years 2011 and 2010 have been recast to reflect Timothy’s and the AH single cup business with retailers in Canada in the CBU segment.

	For the fiscal year ended September 29, 2012 (Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$1,550,347	$1,683,327	$625,524	$—	$—	$3,859,198
Intersegment sales	$9,785	$13,226	$100,340	$—	$(123,351)	$—
Net sales	$1,560,132	$1,696,553	$725,864	$—	$(123,351)	$3,859,198
Income before taxes	$371,279	$153,186	$116,898	$(65,222)	$—	$576,141
Total assets	$1,507,852	$972,276	$1,167,736	$574,031	$(606,106)	$3,615,789
Stock compensation	$4,211	$3,597	$1,890	$8,170	$—	$17,868
Interest expense	$—	$—	$—	$22,983	$—	$22,983
Property additions	$364,514	$47,835	$42,359	$43,552	$—	$498,260
Depreciation and amortization	$85,433	$13,817	$59,735	$22,662	$—	$181,647

	For the fiscal year ended September 24, 2011 (Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$963,731	$1,188,701	$498,467	$—	$—	$2,650,899
Intersegment sales	$442,970	$165,300	$98,347	$—	$(706,617)	$—
Net sales	$1,406,701	$1,354,001	$596,814	$—	$(706,617)	$2,650,899
Income before taxes	$249,916	$126,198	$72,860	$(121,036)	$(25,191)	$302,747
Total assets	$1,354,567	$622,254	$1,283,883	$476,613	$(539,430)	$3,197,887
Stock compensation	$3,186	$2,333	$470	$4,372	$—	$10,361
Interest expense	$—	$—	$—	$57,657	$—	$57,657
Property additions	$209,412	$34,759	$26,447	$19,693	$—	$290,311
Depreciation and amortization	$44,055	$10,970	$45,193	$13,418	$—	$113,636

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	For the fiscal year ended September 25, 2010 (Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Sales to unaffiliated customers	$571,630	$699,246	$85,899	$—	$—	$1,356,775
Intersegment sales	$254,746	$166,615	$34,274	$—	$(455,635)	$—
Net sales	$826,376	$865,861	$120,173	$—	$(455,635)	$1,356,775
Income before taxes	$104,900	$75,737	$11,287	$(44,133)	$(14,582)	$133,209
Total assets	$795,215	$417,802	$150,818	$70,240	$(63,501)	$1,370,574
Stock compensation	$2,556	$2,092	$23	$3,278	$—	$7,949
Interest expense	$—	$—	$—	$5,294	$—	$5,294
Property additions	$95,060	$20,514	$2,446	$15,937	$—	$133,957
Depreciation and amortization	$22,689	$7,713	$7,188	$6,867	$—	$44,457

Geographic Information

Net sales are attributed to countries based on the location of the customer.  Information concerning net sales of principal geographic areas is as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net Sales:
United States	$3,248,543	$2,248,811	$1,313,872
Canada	609,828	400,682	42,903
Other	827	1,406	—
	$3,859,198	$2,650,899	$1,356,775

Sales to customers that represented more than 10% of the Company’s net sales included Wal-Mart Stores, Inc. and affiliates (“Wal-Mart”), representing approximately 12% of consolidated net sales for fiscal 2012, and Bed Bath & Beyond, Inc., representing approximately 11% and 14% of consolidated net sales for fiscal years 2011 and 2010, respectively.  Sales to Wal-Mart in fiscal 2012 were through all segments and sales to Bed Bath & Beyond, Inc. in fiscal years 2011 and 2010 were primarily through the KBU segment.

Information concerning long-lived assets of principal geographic area is as follows (in thousands) as of:

	September 29, 2012	September 24, 2011
Fixed Assets, net:
United States	$783,075	$443,750
Canada	143,640	121,471
Other	17,581	13,998
	$944,296	$579,219

Net Sales by Major Product Category

Net sales by major product category (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Single Serve Packs	$2,708,886	$1,704,021	$834,422
Brewers and Accessories	759,805	524,709	330,772
Other Products and Royalties	390,507	422,169	191,581
	$3,859,198	$2,650,899	$1,356,775

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

5.                            Inventories

Inventories consisted of the following (in thousands) as of:

	September 29, 2012	September 24, 2011
Raw materials and supplies	$229,927	$182,811
Finished goods	538,510	489,437
	$768,437	$672,248

As of September 29, 2012, the Company had approximately $323.6 million in green coffee purchase commitments, of which approximately 90% had a fixed price.  These commitments primarily extend through fiscal 2014.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.80 per pound at September 29, 2012.  In addition to its green coffee commitments, the Company had approximately $239.5 million in fixed price brewer and related accessory purchase commitments and $591.0 million in production raw materials commitments at September 29, 2012.  The Company believes based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

As of September 29, 2012, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
2013	$652,311
2014	111,685
2015	111,351
2016	114,675
2017	84,465
Thereafter	79,577
$1,154,064

6.                            Fixed Assets

Fixed assets consist of the following (in thousands) as of:

GREEN MOUNTAIN COFFEE ROASTERS, INC,

Annual Report on Form 10-K

	Useful Life in Years	September 29, 2012	September 24, 2011
Production equipment	1-15	$544,491	$314,149
Coffee service equipment	3-7	63,722	53,319
Computer equipment and software	1-6	111,441	78,377
Land	Indefinite	11,740	8,790
Building and building improvements	4-30	83,172	54,648
Furniture and fixtures	1-15	28,477	21,619
Vehicles	4-5	10,306	7,860
Leasehold improvements	1-20 or remaining life of lease, whichever is less	72,755	35,496
Assets acquired under capital leases	5-15	51,047	—
Construction-in-progress		234,442	147,860
Total fixed assets		$1,211,593	$722,118
Accumulated depreciation		(267,297)	(142,899)
		$944,296	$579,219

Assets acquired under capital leases, net of accumulated depreciation, were $47.0 million as of September 29, 2012.

Total depreciation and amortization expense relating to all fixed assets was $135.7 million, $72.3 million and $29.5 million for fiscal years 2012, 2011, and 2010, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use.

As of September 29, 2012, construction in progress includes $14.4 million relating to properties under construction where the Company is deemed, for accounting purposes only, to be the accounting owner, even though the Company is not the legal owner.  See footnote 19, Commitments and Contingencies.

During fiscal years 2012, 2011 and 2010, $2.8 million, $2.6 million, and $1.3 million, respectively, of interest expense was capitalized.

7.         Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by operating segment for fiscal 2012 and 2011 (in thousands):

	SCBU	KBU	CBU	Total
Balance as of September 25, 2010	$314,042	$72,374	$—	$386,416
Acquisition of Van Houtte	—	—	409,493	409,493
Foreign currency effect	—	—	(6,604)	(6,604)
Balance as of September 24, 2011	$314,042	$72,374	$402,889	$789,305
Reassignment of Timothy’s goodwill	(17,063)	—	17,063	—
Foreign currency effect	—	—	18,771	18,771
Balance as of September 29, 2012	$296,979	$72,374	$438,723	$808,076

Indefinite-lived intangible assets included in the CBU operating segment consist of the following (in thousands) as of:

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	September 29, 2012	September 24, 2011
Trade names	$102,381	$97,824

Effective September 25, 2011, Timothy’s is included in the CBU segment.  Prior to September 25, 2011, Timothy’s was included in the SCBU segment.  This resulted in a re-assignment of goodwill of $17.1 million from the SCBU segment to the CBU segment using a relative fair value approach.  The amount of goodwill reassigned was determined based on the relative fair values of Timothy’s and SCBU.

The Company conducted its annual impairment test of goodwill and indefinite-lived intangible assets as of September 29, 2012, and elected to bypass the optional qualitative assessment and performed a quantitative impairment test.  Goodwill was evaluated for impairment at the following reporting unit levels:

•                  SCBU

•                  KBU

•                  CBU—Roasting and Retail

•                  CBU—Coffee Services Canada

For the goodwill impairment test, the fair value of the reporting units was estimated using the Discounted Cash Flow (“DCF”) method.  A number of significant assumptions and estimates are involved in the application of the DCF method including discount rate, sales volume and prices, costs to produce and working capital changes.  For the indefinite-lived intangible assets impairment test, the fair value of the trade name was estimated using the Relief-from-Royalty Method.  This method estimates the savings in royalties the Company would otherwise have had to pay if it did not own the trade name and had to license the trade name from a third party with rights of use substantially equivalent to ownership.  The fair value of the trade name is the present value of the future estimated after-tax royalty payments avoided by ownership, discounted at an appropriate, risk-adjusted rate of return.  For goodwill and indefinite-lived intangible impairment tests, the Company used a royalty rate of 3.0%, an income tax rate of 38.0% for the United States and 27.5% for Canada, and discount rates ranging from 12.0% to 15.0%.  There was no impairment of goodwill or indefinite-lived intangible assets in fiscal years 2012, 2011, or 2010.

Intangible Assets Subject to Amortization

Definite-lived intangible assets consist of the following (in thousands) as of:

		September 29, 2012		September 24, 2011
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$21,622	$(15,433)	$21,609	$(13,525)
Customer and roaster agreements	8-11	27,323	(16,796)	27,259	(13,723)
Customer relationships	5-16	430,178	(79,168)	418,901	(40,593)
Trade names	9-11	38,000	(9,785)	37,611	(5,919)
Non-compete agreements	2-5	374	(344)	374	(324)
Total		$517,497	$(121,526)	$505,754	$(74,084)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $46.0 million, $41.3 million, and $15.0 million for fiscal years 2012, 2011, and 2010, respectively.  The weighted average remaining life for definite-lived intangibles at September 29, 2012 is 9.3 years.

The estimated aggregate amortization expense over each of the next five years and thereafter, is as follows (in thousands):

2013	$46,371
2014	45,750
2015	44,198
2016	43,491
2017	42,095
Thereafter	174,066

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

8.         Assets Held For Sale

The following is a summary of the major classes of assets and liabilities of Filterfresh included as assets and liabilities held-for-sale (in thousands) as of:

September 24, 2011
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

In addition, Redeemable noncontrolling interests on the Consolidated Balance Sheets as of September 24, 2011, included $10.3 million related to Filterfresh.

9.         Product Warranties

The Company offers a one-year warranty on all Keurig® Single Cup Brewers it sells.  KBU provides for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized.  The Company is experiencing warranty claims at a lower rate than the rates experienced over the prior two years, which had related primarily to a component failing at higher-than-anticipated rates in the later stage of the warranty life.  The current rates reflect an improvement in later-stage brewer performance.  Management believes that the lower rates are the result of improvements made in units produced since mid-2011 that incorporated an updated component that improved later-stage performance.  The Company has incorporated the recent improvement in the rate of warranty claims into its estimates used in its reserve for product warranty costs.  However, because brewer failures may arise in the later part of the warranty period, actual warranty costs may exceed the reserve.  As a result, there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this or other quality issues in future periods.  At this time, management believes that the warranty rates used and related reserves are appropriate.

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

The changes in the carrying amount of product warranties for fiscal years 2012 and 2011 are as follows (in thousands):

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fiscal 2012	Fiscal 2011
Balance, beginning of year	$14,728	$6,694
Provision charged to income	45,739	35,450
Usage	(40,249)	(27,416)
Balance, end of year	$20,218	$14,728

During fiscal 2012, the Company recovered approximately $8.3 million as reimbursement from suppliers related to warranty issues.  The recoveries were recorded as a reduction to warranty expense and are not reflected in the provision charged to income in the table above.  There were no recoveries during fiscal 2011.

10.       Long-Term Debt

Long-term debt outstanding consists of the following (in thousands) as of:

	September 29, 2012	September 24, 2011
Revolving credit facility, USD	$120,000	$168,000
Revolving credit facility, multicurrency	108,787	163,202
Term loan A	242,188	248,437
Other	2,700	2,994
Total long-term debt	$473,675	$582,633
Less current portion	6,691	6,664
Long-term portion	$466,984	$575,969

Under the Company’s current credit facility (“Restated Credit Agreement”), the Company maintains senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar loans, based upon the Company’s leverage ratio.  The Company’s average effective interest rate as of September 29, 2012 and September 24, 2011 was 2.9% and 2.8%, respectively, excluding amortization of deferred financing charges and including the effect of interest swap agreements.  The Company also pays a commitment fee of 0.2% on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires the Company to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  As of September 29, 2012 and throughout fiscal year 2012, the Company was in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

As of September 29, 2012 and September 24, 2011, outstanding letters of credit under the Restated Credit Agreement, totaled $3.7 million and $4.4 million, respectively.  No amounts have been drawn against the letters of credit as of September 29, 2012 and September 24, 2011.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with the Restated Credit Agreement, the Company incurred debt issuance costs of $46.0 million which were deferred and included in Other Long-Term Assets on the Consolidated Balance Sheet and amortized as interest expense over the life of the respective loan using a method that approximates the effective interest rate method.  The Company incurred a loss of $19.7 million in fiscal 2011 primarily on the extinguishment of the term loan B facility under the credit agreement that immediately preceded the Restated Credit Agreement (“Credit Agreement”) and the extinguishment of a former credit facility that preceded the Credit Agreement resulting from the write-off of debt issuance costs and the original issue discount.  The loss on the extinguishment of debt is included in Interest Expense on the Consolidated Statements of Operations.

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

Below is a summary of the Company’s derivative instruments in effect as of September 29, 2012 mitigating interest rate exposure of variable-rate borrowings (in thousands):

Derivative Instrument	Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity (Fiscal Year)
Swap	30-day Libor	$20,000	3.87%	2013
Swap	30-day Libor	83,000	1.20%	2013
Swap	30-day Libor	20,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016
Swap	30-day Libor	50,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016
		$233,000

In fiscal years 2012, 2011 and 2010 the Company paid approximately $4.7 million, $3.8 million and $2.3 million, respectively, in additional interest expense pursuant to the swap agreements.

In addition, the Company has an interest rate cap to limit the interest rate exposure of $167.0 million in variable-rate borrowings.

Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
2013	$6,691
2014	12,922
2015	19,170
2016	433,853
2017	395
Thereafter	644
$473,675

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

Fair Value Hedges

The Company enters into foreign currency forward contracts to hedge certain recognized liabilities in currencies other than the Company’s functional currency.  The Company designates these contracts as fair value hedges and measures the effectiveness of the derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations.

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  As of September 29, 2012, the Company has a four year, $140.0 million, Canadian cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  The Company incurred $1.8 million and $1.2 million, in additional interest expense pursuant to the cross currency swap agreement during fiscal 2012 and 2011, respectively.

In conjunction with the repayment of the Company’s term loan B facility under the Credit Agreement (See Note 10, Long-Term Debt), the interest rate cap previously used to mitigate interest rate risk associated with the Company’s variable-rate borrowings on the term loan B no longer qualified for hedge accounting treatment.  As a result, a loss of $0.4 million, gross of tax, was reclassified from other comprehensive income to income during fiscal 2011.

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

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however, nonperformance is not anticipated.

The following table summarizes the fair value of the Company’s derivatives included on the Consolidated Balance Sheets (in thousands) as of:

	September 29, 2012	September 24, 2011	Balance Sheet Classification
Derivatives designated as hedges:
Interest rate swaps	$(9,019)	$(10,269)	Other current liabilities
Coffee futures	(342)	(424)	Other current liabilities
	(9,361)	(10,693)
Derivatives not designated as hedges:
Cross currency swap	(7,242)	(2,324)	Other current liabilities
Interest rate cap	—	34	Other current assets
	(7,242)	(2,290)
Total	$(16,603)	$(12,983)

The following table summarizes the coffee futures contracts outstanding as of September 29, 2012 (in thousands):

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Coffee Pounds	Average Contract Price	“C” Price	Maturity	Fair Value of Futures Contracts
938	$1.92	$1.74	December 2012	$(169)
938	$1.96	$1.78	March 2013	(171)
675	$1.80	$1.80	May 2013	(1)
375	$1.83	$1.83	July 2013	(1)
262	$1.86	$1.86	September 2013	—
3,188				$(342)

The following table summarizes the coffee futures contracts outstanding as of September 24, 2011 (in thousands):

Coffee Pounds	Average Contract Price	“C” Price	Maturity	Fair Value of Futures Contracts
750	$2.65	$2.36	May 2012	$(218)
450	$2.58	$2.36	May 2012	(98)
1,875	$2.41	$2.35	July 2012	(108)
3,075				$(424)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in other comprehensive income (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Cash Flow Hedges:
Interest rate swaps	$1,250	$(7,928)	$524
Coffee futures	(2,484)	407	66
Total	$(1,234)	$(7,521)	$590

The following table summarizes the amount of gain (loss), gross of tax, reclassified from other comprehensive income to income (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Interest rate cap	$—	$(392)	$—	Gain (Loss) on Financial Instruments
Coffee futures	(1,359)	(27)	188	Cost of Sales
Total	$(1,359)	$(419)	$188

The Company expects to reclassify $0.4 million of losses, net of tax, from other comprehensive income to earnings on coffee derivatives within the next twelve months.

See note 14, Stockholders’ Equity for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Location of gain (loss) recognized in income on derivative
Foreign currency forward contracts
Net loss on hedging derivatives	$(48)	$—	$—	Gain on foreign currency, net
Net gain on hedged items	$48	$—	$—	Gain on foreign currency, net

Net losses on financial instruments not designated as hedges for accounting purposes recorded in gain (loss) on financial instruments is as follows (in thousands):

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net loss on cross currency swap	$(4,918)	$(2,324)	$—
Net gain (loss) on coffee futures	7	(250)	—
Net loss on interest rate cap	(34)	(615)	—
Net loss on foreign currency option and forward contracts	—	(3,056)	(354)
Total	$(4,945)	$(6,245)	$(354)

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

Level 2 — Inputs other than quoted prices that are observable, either directly or indirectly, which include quoted prices for similar assets or liabilities in active markets and quoted prices for identical assets or liabilities in markets that are not active.

Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including management assumptions.

The following table summarizes the fair values and the levels used in fair value measurements as of September 29, 2012 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(9,019)	$—
Cross currency swap	—	(7,242)	—
Coffee futures	—	(342)	—
Interest rate cap	—	—	—
Long-term debt	—	(473,675)	—
Total	$—	$(490,278)	$—

The following table summarizes the fair values and the levels used in fair value measurements as of September 24, 2011 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(10,269)	$—
Cross currency swap	—	(2,324)	—
Coffee futures	—	(424)	—
Interest rate cap	—	34	—
Long-term debt	—	(582,633)	—
Total	$—	$(595,616)	$—

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rates curves and spot prices that are in observable markets.  Derivatives recorded on

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

the balance sheet are at fair value with changes in fair value recorded in other comprehensive income for cash flow hedges and in the Consolidated Statements of Operations for fair value hedges and derivatives that do not qualify for hedge accounting treatment.

Derivatives

Derivative financial instruments include coffee futures contracts, interest rate swap and cap agreements, a cross-currency swap agreement and foreign currency forward contracts.  The Company has identified significant concentrations of credit risk based on the economic characteristics of the instruments that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency forward contracts and the income approach for interest rate and cross currency swap agreements.  The Company’s fair value measurements include a credit valuation adjustment for the significant concentrations of credit risk.

As of September 29, 2012, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates that reset every 30 days.

13.                     Income Taxes

Income before income taxes and the provision for income taxes for fiscal years 2012, 2011 and 2010, consist of the following (in thousands):

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Income before income taxes:
United States	$486,258	$248,108	$118,494
Foreign	89,883	54,639	14,715
Total income before income taxes	$576,141	$302,747	$133,209

Income tax expense:
United States federal:
Current	$75,932	$75,225	$41,770
Deferred	74,042	(3,327)	(3,694)
	149,974	71,898	38,076
State and local:
Current	40,270	13,939	11,921
Deferred	(712)	(1,758)	(3,235)
	39,558	12,181	8,686
Total United States	189,532	84,079	46,762

Foreign:
Current	26,860	21,306	6,941
Deferred	(3,751)	(3,686)	—
Total foreign	23,109	17,620	6,941

Total income tax expense	$212,641	$101,699	$53,703

Net deferred tax liabilities consist of the following (in thousands) as of:

	September 29, 2012	September 24, 2011
Deferred tax assets:
Section 263A capitalized expenses	$2,150	$5,650
Deferred hedging losses	3,919	3,969
Deferred compensation	11,534	7,299
Net operating loss carryforward	1,017	616
Capital loss carryforward	1,418	10,682
Valuation allowance—capital loss carryforward	(1,418)	(4,488)
Warranty, obsolete inventory and bad debt allowance	27,421	16,747
Tax credit carryforwards	3,301	5,032
Other reserves and temporary differences	12,412	5,180
Gross deferred tax assets	61,754	50,687
Deferred tax liabilities:
Prepaid expenses	(2,367)	(2,098)
Depreciation	(123,044)	(135,065)
Intangible assets	(144,329)	(67,173)
Other reserves and temporary differences	(10,994)	—
Gross deferred tax liabilities	(280,734)	(204,336)
Net deferred tax liabilities	$(218,980)	$(153,649)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Tax at U.S. Federal Statutory rate	$201,692	$105,961	$46,623
Increase (decrease) in rates resulting from:
Foreign tax rate differential	(18,072)	(9,289)	(589)
Non-deductible stock compensation expense	1,024	1,761	632
State taxes, net of federal benefit	27,114	11,276	5,776
Provincial taxes	10,591	6,309	—
Domestic production activities deduction	(9,245)	(7,831)	(3,055)
Acquisition costs	—	4,158	5,380
Federal tax credits	(282)	(962)	—
Release of capital loss valuation allowance	(3,071)	(6,194)	—
Other	2,890	(3,490)	(1,064)
Tax at effective rates	$212,641	$101,699	$53,703

As of September 29, 2012, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”).  Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration but that the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward

The total amount of unrecognized tax benefits as of September 29, 2012 and September 24, 2011 was $24.0 million and $24.4 million, respectively.  The amount of unrecognized tax benefits at September 29, 2012 that would impact the effective tax rate if resolved in favor of the Company is $20.4 million.  As a result of prior acquisitions, the Company is indemnified for up to $16.6 million of the total reserve balance, and the indemnification is capped at CDN $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets would be reduced accordingly.  As of September 29, 2012 and September 24, 2011, accrued interest and penalties of $0.6 million and $0.5 million, respectively, were included in the Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  Income tax expense for fiscal 2012 included $0.2 million of interest and penalties.

A reconciliation of increases and decreases in unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Gross tax contingencies—balance, beginning of year	$24,419	$5,480	$444
Increases from positions taken during prior periods	2,864	—	—
Decreases from positions taken during prior periods	(4,093)	(236)	—
Increases from positions taken during current periods	906	19,175	5,036
Decreases resulting from the lapse of the applicable statute of limitations	(140)	—	—
Gross tax contingencies—balance, end of year	$23,956	$24,419	$5,480

The Company expects to release $3.6 million of unrecognized tax benefits during fiscal 2013 due to the expiration of the statute of limitations.

As of September 29, 2012, the Company had approximately $108.6 million of undistributed international earnings, most of which are Canadian-sourced.  All earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings.  If these amounts were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, which could be material.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company is subject to income tax in many jurisdictions both inside and outside of the United States and is currently under routine audit by various jurisdictions for fiscal years 2006 through 2011.  The Company is no longer subject to U.S. federal examination for years prior to fiscal year 2006.

14.                     Stockholders’ Equity

Stock Issuances

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

Stock Repurchase Program

On July 30, 2012, the Board of Directors authorized a program for the Company to repurchase up to $500.0 million of the Company’s common shares over the next two years, at such times and prices as determined by the Company’s management.  Consistent with Delaware law, any repurchased shares are constructively retired and returned to an unissued status.  Accordingly, the par value of repurchased shares is deducted from common stock and excess repurchase price over the par value is deducted from additional paid-in capital and from retained earnings if additional paid-in capital is depleted.

Fiscal 2012
Number of shares acquired	3,120,700
Average price per share of acquired shares	$24.50
Total cost of acquired shares (in thousands)	$76,470

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

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), net of tax (in thousands) as of:

	September 29, 2012	September 24, 2011
Net unrealized loss on derivatives classified as cash flow hedges	$(5,792)	$(5,866)
Foreign currency translation adjustment	15,992	(8,709)
Accumulated other comprehensive income (loss)	$10,200	$(14,575)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

The favorable translation adjustment change during fiscal year 2012 was primarily due to the strengthening of the Canadian dollar against the U.S. dollar.  The unfavorable translation adjustment change during fiscal year 2011 was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  See also Note 11, Derivative Financial Instruments.

15.                     Employee Compensation Plans

Equity-Based Incentive Plans

On March 16, 2006, stockholders of the Company approved the Company’s 2006 Incentive Plan (the “2006 Plan”).  The 2006 Plan was amended on March 13, 2008 and on March 11, 2010 to increase the total shares of common stock authorized for issuance to 13,200,000.  As of September 29, 2012, 5,257,571 shares of common stock were available for grant for future equity-based compensation awards under the plan.

On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the “2000 Plan”).  The plan expired in October 2010.  Grants under the 2000 Plan generally expire ten years after the grant date, or earlier if employment terminates.  As of September 29, 2012, there were no options for shares of common stock available for grant under this plan.

In connection with the acquisition of Keurig, the Company assumed the existing outstanding unvested option awards of the Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) and the Keurig, Incorporated 2005 Stock Option Plan (the “2005 Plan”).  No shares under either the 1995 Plan or the 2005 Plan were eligible for post-acquisition awards.  As of September 29, 2012 and September 24, 2011, 2,776 and 6,664 options, respectively, out of the 1,386,909 options for shares of common stock granted were outstanding under the 1995 Plan.  As of September 29, 2012 and September 24, 2011, 37,313 options and 136,119 options, respectively, out of the 1,490,577 options granted for shares of common stock were outstanding under the 2005 Plan.  All awards assumed in the acquisition were initially granted with a four-year vesting schedule.

On May 3, 2007, Mr. Lawrence Blanford commenced his employment as the President and Chief Executive Officer of the Company.  Pursuant to the terms of the employment, the Company made an inducement grant on May 4, 2007, to Mr. Blanford of a non-qualified option to purchase 945,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant.  The shares subject to the option vested in 20% installments on each of the first five anniversaries of the date of the grant.

On November 3, 2008, Ms. Michelle Stacy commenced her employment as the President of Keurig, Incorporated.  Pursuant to the terms of the employment, the Company made an inducement grant on November 3, 2008, to Ms. Stacy of a non-qualified option to purchase 157,500 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant.  The shares subject to the option vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Ms. Stacy remains employed with the Company on each vesting date.

On February 9, 2009, Mr. Howard Malovany commenced his employment as the Vice President, Corporate General Counsel and Secretary of the Company.  Pursuant to the terms of the employment, the Company made an inducement grant on February 9, 2009, to Mr. Malovany of a non-qualified option to purchase 157,500 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant.  The shares subject to the option vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Mr. Malovany remains employed with the Company on each vesting date.

On December 17, 2010, Mr. Gérard Geoffrion commenced his employment as the President of CBU.  Pursuant to the terms of the employment, the Company made an inducement grant on December 17, 2010, to Mr. Geoffrion of a non-qualified option to purchase 35,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant.  The shares subject to the option vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Mr. Geoffrion remains employed with the Company on each vesting date.

On December 22, 2010, the Company made an inducement grant to Mr. Sylvain Toutant, Chief Operating Officer of CBU, of a non-qualified option to purchase 20,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant.  The shares subject to the option vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Mr. Toutant remains employed with the Company on each vesting date.

On February 17, 2011, Ms. Linda Longo-Kazanova commenced her employment as the Vice President, Chief Human

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Resources Officer.  Pursuant to the terms of the employment, the Company made an inducement grant on February 17, 2011, to Ms. Longo-Kazanova of a non-qualified option to purchase 30,000 shares of the Company’s common stock, with an exercise price equal to fair market value on the date of the grant.  The shares subject to the option vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Ms. Longo-Kazanova remains employed with the Company on each vesting date.

Under the 2000 Plan, the option price for each incentive stock option was not less than the fair market value per share of common stock on the date of grant, with certain provisions which increased the option price of an incentive stock option to 110% of the fair market value of the common stock if the grantee owned in excess of 10% of the Company’s common stock at the date of grant.  The 2006 Plan requires the exercise price for all awards requiring exercise to be no less than 100% of fair market value per share of common stock on the date of grant, with certain provisions which increase the option price of an incentive stock option to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company’s common stock at the date of grant.  Options under the 2000 Plan and the 2006 Plan become exercisable over periods determined by the Board of Directors, generally in the range of four to five years.

Option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding at September 24, 2011	8,057,167	$9.81
Granted	410,282	$49.33
Exercised	(940,369)	$3.61
Forfeited/expired	(56,105)	$33.09
Outstanding at September 29, 2012	7,470,975	$12.56
Exercisable at September 29, 2012	6,064,763	$7.01

The following table summarizes information about stock options that have vested and are expected to vest at September 29, 2012:

Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 29, 2012 (in thousands)
7,459,238	5.29	$12.50	$112,697

The following table summarizes information about stock options exercisable at September 29, 2012:

Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 29, 2012 (in thousands)
6,064,763	4.67	$7.01	$106,865

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

Total unrecognized share-based compensation costs related to unvested stock options expected to vest were approximately $21.1 million as of September 29, 2012.  This unrecognized cost is expected to be recognized over a weighted average period of approximately 1.2 years at September 29, 2012.  The intrinsic values of options exercised during fiscal years 2012, 2011 and 2010 were approximately $46.6 million, $221.8 million and $49.7 million, respectively.  The Company’s policy is to issue new shares upon exercise of stock options.

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during fiscal years 2012, 2011 and 2010:

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Average expected life	6 years	6 years	6 years
Average volatility	69%	52%	53%
Dividend yield	—	—	—
Risk-free interest rate	1.31%	2.37%	2.73%
Weighted average fair value	$30.10	$29.34	$15.79

Restricted Stock Units and Awards

The Company awards restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to eligible employees (“Grantee”) which entitle the Grantee to receive shares of the Company’s common stock as the units vest based on service.  RSUs represent units that are convertible to shares upon vesting.  RSAs represent grants of common stock that are restricted until the shares vest.  In general, the receipt of RSUs and RSAs is subject to the Grantee’s continuing employment.  The fair value of RSUs and RSAs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense is recognized ratably over the Grantee’s service period.  RSUs and RSAs are reserved for issuance under the 2006 Plan and vest over periods determined by the Board of Directors, generally in the range of three to four years.  If a Grantee’s employment terminates as the result of retirement, any unvested RSUs as of the date of retirement continue to vest for the shorter of the period of time remaining in the original vesting period or a period of two years from the retirement date.

The following table summarizes the number and weighted average grant date fair value of unvested RSUs (amounts in thousands except grant date fair value and weighted average remaining contractual life):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)	Intrinsic Value at September 29, 2012 (in Thousands)
Nonvested, September 24, 2011	—	—	—	—
Granted	82,466	$39.73
Vested	(315)	$53.46
Forfeited	(317)	$54.12

Nonvested, September 29, 2012	81,834	$39.62	3.52	$1,943

As of September 29, 2012, total RSUs expected to vest totaled 80,892 shares with an intrinsic value of $1.9 million.

Unrecognized compensation expense, net of estimated forfeitures, was $4.4 million as of September 29, 2012 and is expected to be recognized over a weighted average period of approximately 2.3 years.

In addition, in fiscal 2012, the Company issued a grant for 55,432 RSAs with an intrinsic value of $1.3 million as of September 29, 2012, none of which were vested or canceled in fiscal 2012.  As of September 29, 2012, total RSAs expected to vest in fiscal 2013 totaled 55,432 shares.

Employee Stock Purchase Plan

On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan.  On March 13, 2008, the plan was amended and renamed the Amended and Restated Employee Stock Purchase Plan (“ESPP”).  Under this plan, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at the lesser of 85 percent of the beginning or ending withholding period fair market value as defined in the plan.  There are two six-month withholding periods in each fiscal year.  At September 29, 2012, and September 24, 2011, options for 1,559,728 and 1,861,699 shares of common stock were available for purchase under the plan, respectively.

The grant-date fair value of employees’ purchase rights granted during fiscal years 2012, 2011 and 2010 under the Company’s ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Average expected life	6 months	6 months	6 months
Average volatility	70%	57%	49%
Dividend yield	—	—	—
Risk-free interest rate	0.09%	0.19%	0.22%
Weighted average fair value	$11.61	$15.97	$7.90

Equity-Based Compensation Expense

Equity-based compensation expense recognized in the Consolidated Statements of Operations in fiscal years 2012, 2011, and 2010 (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Options	$12,595	$8,206	$6,584
RSUs/RSAs	1,861	—	—
ESPP	3,412	2,155	1,365
Total stock based compensation expense recognized in the Consolidated Statements of Operations	$17,868	$10,361	$7,949
Total related tax benefit	$6,004	$3,147	$2,576

16.                     Employee Retirement Plans

Defined Contribution Plans

The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code.  All regular full-time U.S. employees of the Company who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan.  The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary.  Company contributions to the plan were $4.4 million, $2.7 million, and $2.0 million, for fiscal years 2012, 2011, and 2010, respectively.

In conjunction with the Van Houtte acquisition, the Company also has several Canadian Group Registered Retirement Savings Plans (“GRRSP”) and a Deferred Profit Sharing Plan (“DPSP”).  Under these plans, employees can contribute a certain percentage of their salary and the Company can also make annual contributions to the plans.  Company contributions to the Canadian plans were $1.0 million and $0.8 million for fiscal years 2012 and 2011, respectively.

Defined Benefit Plans

The Company has a supplementary defined benefit retirement plan and a supplementary employee retirement plan (collectively the “Plans”) for certain management employees in CBU.  The cost of the Plans is calculated according to actuarial methods that encompass management’s best estimate regarding the future evolution of salary levels, the age of retirement of salaried employees and other actuarial factors.  These Plans are not funded and there are no plan assets.  Future benefits will be paid from the funds of the Company.

The projected benefit obligation was $1.1 million as of September 29, 2012, which is classified in other long-term liabilities.  The projected benefit obligation was $2.3 million as of September 24, 2011 of which $0.1 million is included in accrued liabilities, $1.5 million is classified in other long-term liabilities and $0.7 million is classified in current liabilities related to assets held for sale.  Net periodic pension (income) expense was $(0.1) million and $0.5 million for fiscal years 2012 and 2011, respectively.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company recorded no compensation costs for fiscal years 2012 and 2011.  In fiscal 2010, the Company recorded compensation costs of $1.4 million to accrue for anticipated stock distributions under the ESOP.

There were no unearned shares remaining in the ESOP at September 29, 2012 and September 24, 2011.

After the close of 2010 calendar year, 38,060 shares were transferred from the unallocated ESOP pool of shares and allocated to participants’ accounts.

18.                     Deferred Compensation Plan

The 2002 Deferred Compensation Plan, amended in December 2007, permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company.  Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan.  The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002.  As of September 29, 2012, and September 24, 2011, 357,759 shares and 363,940 shares of Common Stock were available for future issuance under this Plan, respectively.  During fiscal 2012, rights to acquire 37,005 shares of Common Stock were exercised under this plan.  As of September 29, 2012 and September 24, 2011, rights to acquire 55,236 shares and 85,597 shares of Common Stock were outstanding under this Plan, respectively.  As of September 29, 2012, no rights to acquire shares of Common Stock were committed under this plan.  As of September 24, 2011, rights to acquire 463 shares of Common Stock were committed under this Plan.

19.                     Commitments and Contingencies

Lease Commitments

The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancellable operating leases, with terms ranging from one to twenty years.  Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses.  Total rent expense, under all operating leases approximated $25.1 million, $18.1 million and $9.2 million in fiscal years 2012, 2011, and 2010, respectively.  The Company has subleases relating to certain of its operating leases.  Sublease income approximated $0.3 million, $0.3 million and $0.03 million for fiscal years 2012, 2011 and 2010, respectively.

In addition, the Company leases a manufacturing facility which is accounted for as a capital lease.  The initial term of the lease is 15 years with six additional renewal terms of five years each at the Company’s option.  The lease requires payment of a minimum annual rental and the Company is responsible for property taxes, insurance and operating expenses.

In June 2012, the Company entered into an arrangement to lease properties to be constructed.  The newly constructed space will consist of approximately 425,000 square feet located in Burlington, Massachusetts.  The Burlington facilities will be used by the KBU segment for administration and research and development and will consolidate the three existing Massachusetts facilities that are currently in Reading, Wakefield and Woburn.  The construction and relocation is anticipated to take place in phases over the next several years.  Due to the Company’s involvement in the construction project,  including its obligations to fund certain costs of construction exceeding amounts incurred by the lessor, the Company is deemed, for accounting purposes only, to be the owner of the project, which includes a pre-existing structure on the site, even though the Company is not the legal owner.  Accordingly, total project costs incurred during construction are capitalized as construction-in-progress along with a corresponding financing obligation for the project costs that are incurred by the lessor.  In addition, the Company capitalized the estimated fair value of the pre-existing structure of $4.1 million at the date construction commenced as construction-in-progress with a corresponding financing obligation.  Upon completion of the project, the Company is expecting to have continuing involvement beyond a normal leaseback, and therefore will not be able to record a sale and derecognize the assets when construction is complete.  As a result, the lease will be accounted for as a financing transaction and the recorded asset and related financing obligation will remain on the Balance Sheet.

As of September 29, 2012, minimum future minimum lease payments under financing obligations, capital lease obligations and

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

non-cancellable operating leases as well as minimum payments to be received under non-cancellable subleases are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases	Subleases	Financing Obligations
2013	$6,587	$17,101	$(1,242)	$816
2014	6,906	14,388	(1,169)	2,213
2015	6,906	13,115	(1,160)	8,660
2016	6,139	9,092	(999)	9,581
2017	3,838	6,502	(697)	9,581
Thereafter	35,817	22,755	(1,964)	123,399
Total	$66,193	$82,953	$(7,231)	$154,250
Less: amount representing interest	(22,699)
Present value of future minimum lease payments	$43,494

Because construction is in progress and not complete on the Burlington, Massachusetts facility, the financing obligation recorded as of September 29, 2012 represents only the costs incurred by the lessor through September 29, 2012.  The above table for financing obligations represents the portion of the future minimum lease payments which have been allocated to the building and will be recognized as reductions to the financing obligation and as interest expense upon completion of construction.

Legal Proceedings

On October 1, 2010, Keurig, Inc., a subsidiary of the Company (“Keurig”), filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers.  The suit alleges that the “Grove Square” cartridges contain instant rather than fresh-brewed coffee, improperly use the “Keurig” mark, and do not work safely or effectively in Keurig® Single Cup Brewers, in addition to violating Keurig patents (U.S. Patent Nos. 7,165,488 and 6,606,938).  Keurig seeks an injunction prohibiting Sturm from selling these cartridges, as well as money damages.  On October 18, 2010, Keurig requested that the court issue a preliminarily injunction on the use of the “Keurig” mark and false advertising claims pending final resolution of the case.  The court denied that request so those issues will be resolved in due course during the litigation.

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010.  The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class.  On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel.  On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice.  Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  In accordance with the stipulated briefing schedule, Plaintiffs filed their Second Consolidated Amended Complaint on April 30, 2012.  Briefing on defendants’ motions to dismiss was completed on August 29, 2012. The court has not yet set a date for oral argument.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The plaintiff’s complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants and Section 20(a) of the Exchange Act against the officer defendants.  The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  On July 11, 2012, the parties filed a stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  On September 21, 2012, the court granted a request from the parties to amend the schedule for plaintiffs to file an amended complaint and for defendants to move to dismiss.  Pursuant to the schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and defendants’ motions to dismiss are due on January 18, 2013.  The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

Sessions, III.  The complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiff seeks to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  The complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to the schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012 and defendants’ motions to dismiss are due on January 1, 2013.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the putative securities fraud class action or the putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.

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

20.                     Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company acquired in September 2002 by Mr. Stiller, who serves on the Company’s Board of Directors.  For fiscal years 2012, 2011, and 2010, the Company incurred expenses of $0.7 million, $0.7 million, and $0.4 million, respectively, for Heritage Flight travel services.

21.                     Earnings Per Share

The following table sets forth the computation of basic and diluted income per share (dollars in thousands, except share and per share data):

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$362,628	$199,501	$79,506
Denominator:
Basic weighted average shares outstanding	154,933,948	146,214,860	131,529,412
Effect of dilutive securities—stock options	4,141,698	5,927,574	6,304,711
Diluted weighted average shares outstanding	159,075,646	152,142,434	137,834,123

Basic net income per common share	$2.34	$1.36	$0.60
Diluted net income per common share	$2.28	$1.31	$0.58

For the fiscal years 2012, 2011, and 2010; 763,000, 199,000, and 318,000 equity-based awards for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

22.                               Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2012 (dollars in thousands, except per share data).  Each fiscal quarter comprises 13 weeks, except the fiscal quarter ended September 29, 2012 which is comprised of 14 weeks.

Fiscal 2012	December 24, 2011	March 24, 2012	June 23, 2012	September 29, 2012
Net sales	$1,158,216	$885,052	$869,194	$946,736
Gross profit	$336,604	$313,038	$303,311	$316,446
Net income attributable to GMCR	$104,414	$93,031	$73,296	$91,887
Earnings per share:
Basic	$0.67	$0.60	$0.47	$0.59
Diluted	$0.66	$0.58	$0.46	$0.58

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Schedule II—Valuation and Qualifying Accounts

For the Fiscal Years Ended

September 29, 2012, September 24, 2011, and September 25, 2010

(Dollars in thousands)

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2012	$3,404	$(299)	$3,197	$3,552	$2,750
Fiscal 2011	$1,314	$1,115	$2,584	$1,609	$3,404
Fiscal 2010	$983	$333	$610	$612	$1,314

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Sales returns reserve:
Fiscal 2012	$18,302	$—	$107,436	$93,971	$31,767
Fiscal 2011	$12,742	$—	$64,457	$58,897	$18,302
Fiscal 2010	$3,809	$31	$40,139	$31,237	$12,742

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Warranty reserve(1):
Fiscal 2012	$14,728	$—	$37,390	$31,900	$20,218
Fiscal 2011	$6,694	$—	$35,450	$27,416	$14,728
Fiscal 2010	$724	$—	$14,780	$8,810	$6,694

(1) Includes warranty recoveries from suppliers of $8.3 million and $6.0 for fiscal 2012 and 2010, respectively.  There were no recoveries during fiscal 2011.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of fiscal 2012, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were effective.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon that evaluation, management concluded we maintained effective internal controls over financial reporting as of September 29, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of September 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                Other Information

None.

GREEN MOUNTAIN COFFEE ROASTERS, INC,

Annual Report on Form 10-K

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

Except for the information regarding the Company’s executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held in March 2013, which will be filed not later than 120 days after the close of our fiscal year ended September 29, 2012 (the “Definitive Proxy Statement”).

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

Item 14.                                                  Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title
3.1	Restated Certificate of Incorporation dated November 10, 2011 (incorporated by reference to Exhibit 3.1 in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011).

3.1.1

Certificate of Amendment to Restated Certificate of Incorporation, dated April 3, 2012 (incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).

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

4.1.1

Amendment No. 1, dated as of March 13, 2012, to that certain Amended and Restated Credit Agreement, dated as of June 9, 2011, among Green Mountain Coffee Roasters, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 4.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).

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

10.34

Amendment dated May 18, 2011 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.34 in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011)

10.35	Letter from Green Mountain Coffee Roasters, Inc. to Stephen L. Gibbs re: Offer Letter dated as July 20, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 22, 2011).*

10.36	Employment Agreement dated February 1, 2012 between Green Mountain Coffee Roasters, Inc. and Lawrence J. Blanford.

10.37

Amendment dated February 23, 2012 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012)

10.38

Lease Agreement dated June 19, 2012 between Burlington Crossing Realty Trust and the Company (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 23, 2012).

10.39

Lease Agreement dated March 21, 2011 between 124 Technology Park Way, LLC and the Company (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 23, 2012).

10.40	Employment Agreement dated October 15, 2012 between Green Mountain Coffee Roasters, Inc. and Gerard Geoffrion.

10.41	Employment Agreement dated October 15, 2012 between Green Mountain Coffee Roasters, Canada and Sylvain Toutant.

10.42

Employment Agreement dated November 16, 2012 between Green Mountain Coffee Roasters, Inc. and Brian P. Kelley (incorporated by reference to Exhibit 10.1 in the Report on Form 8-K filed on November 20, 2012).

21	Subsidiary List.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

Signature	Title	Date

/s/ Lawrence J. Blanford	President, Chief Executive Officer and	November 27, 2012
LAWRENCE J. BLANFORD	Director (Principal Executive Officer)

/s/ Frances G. Rathke	Chief Financial Officer, Treasurer, and	November 27, 2012
FRANCES G. RATHKE	Secretary (Principal Financial Officer)

/s/ Stephen L. Gibbs	Chief Accounting Officer (Principal	November 27, 2012
STEPHEN L. GIBBS	Accounting Officer)

/s/ Robert P. Stiller	Director and Founder	November 27, 2012
ROBERT P. STILLER

/s/ Barbara Carlini	Director	November 27, 2012
BARBARA CARLINI

/s/ Jules A. del Vecchio	Director	November 27, 2012
JULES A. DEL VECCHIO

/s/ Michael Mardy	Interim Chairman of the Board of Directors	November 27, 2012
MICHAEL MARDY

/s/ Hinda Miller	Director	November 27, 2012
HINDA MILLER

/s/ David E. Moran	Director	November 27, 2012
DAVID E. MORAN

/s/ Norman H. Wesley	Director	November 27, 2012
NORMAN H. WESLEY