Form 10-Q
period 2012-12-29
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2013-02-06
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 29, 2012

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

As of January 31, 2013, 148,808,558 shares of common stock of the registrant were outstanding.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Form 10-Q

For the Thirteen Weeks Ended December 29, 2012

Part I.  Financial Information

Item 1.  Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands)

	December 29, 2012	September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$98,525	$58,289
Restricted cash and cash equivalents	5	12,884
Receivables, less uncollectible accounts and return allowances of $59,225 and $34,517 at December 29, 2012 and September 29, 2012, respectively	432,692	363,771
Inventories	587,321	768,437
Income taxes receivable	11,916	32,943
Other current assets	44,534	35,019
Deferred income taxes, net	51,417	51,613
Total current assets	1,226,410	1,322,956

Fixed assets, net	969,297	944,296
Intangibles, net	481,600	498,352
Goodwill	802,337	808,076
Deferred income taxes, net	35	—
Other long-term assets	39,361	42,109

Total assets	$3,519,040	$3,615,789

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,247	$6,691
Current portion of capital lease and financing obligations	3,167	3,057
Accounts payable	282,342	279,577
Accrued compensation costs	38,893	38,458
Accrued expenses	161,414	132,992
Income tax payable	16,438	29,322
Deferred income taxes, net	241	245
Other current liabilities	24,123	29,645
Total current liabilities	534,865	519,987

Long-term debt, less current portion	342,385	466,984
Capital lease and financing obligations, less current portion	60,536	54,794
Deferred income taxes, net	271,775	270,348
Other long-term liabilities	26,987	32,544

Commitments and contingencies

Redeemable noncontrolling interests	9,855	9,904

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 148,675,810 and 152,680,855 shares at December 29, 2012 and September 29, 2012, respectively	14,867	15,268
Additional paid-in capital	1,376,699	1,464,560
Retained earnings	878,703	771,200
Accumulated other comprehensive income	2,368	10,200
Total stockholders’ equity	2,272,637	2,261,228

Total liabilities and stockholders’ equity	$3,519,040	$3,615,789

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Thirteen	Thirteen
	weeks ended	weeks ended
	December 29, 2012	December 24, 2011
Net sales	$1,339,059	$1,158,216
Cost of sales	919,896	821,612
Gross profit	419,163	336,604

Selling and operating expenses	171,845	141,358
General and administrative expenses	64,877	49,408
Operating income	182,441	145,838

Other income, net	188	691
Gain (loss) on financial instruments, net	1,104	(1,134)
(Loss) gain on foreign currency, net	(2,679)	2,686
Gain on sale of subsidiary	—	26,311
Interest expense	(5,730)	(6,463)
Income before income taxes	175,324	167,929

Income tax expense	(67,379)	(63,247)
Net income	$107,945	$104,682

Net income attributable to noncontrolling interests	362	268

Net income attributable to GMCR	$107,583	$104,414

Basic income per share:
Basic weighted average shares outstanding	149,317,597	154,704,471
Net income per common share - basic	$0.72	$0.67

Diluted income per share:
Diluted weighted average shares outstanding	152,708,807	159,367,829
Net income per common share - diluted	$0.70	$0.66

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	December 29, 2012			December 24, 2011
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net Income			$107,945			$104,682
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains arising during the period	$134	$(54)	$80	$1,129	$(455)	$674
Losses reclassified to net income	349	(141)	208	249	(101)	148
Foreign currency translation adjustments	(8,317)	—	(8,317)	4,391	—	4,391
Other comprehensive (loss) income	$(7,834)	$(195)	$(8,029)	$5,769	$(556)	$5,213
Total comprehensive income			99,916			109,895
Total comprehensive income attributable to noncontrolling interests			165			360
Total comprehensive income attributable to GMCR			$99,751			$109,535

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended December 29, 2012

(Dollars in thousands)

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance at September 29, 2012	152,680,855	$15,268	$1,464,560	$771,200	$10,200	$2,261,228
Options exercised	251,339	25	1,102	—	—	1,127
Restricted stock awards and units	93	—	—	—	—	—
Repurchase of common stock	(4,256,477)	(426)	(98,104)	—	—	(98,530)
Stock compensation expense	—	—	6,110	—	—	6,110
Tax benefit from equity-based compensation plans	—	—	2,975	—	—	2,975
Deferred compensation expense	—	—	56	—	—	56
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(80)	—	(80)
Other comprehensive income (loss), net of tax	—	—	—	—	(7,832)	(7,832)
Net income	—	—	—	107,583	—	107,583
Balance at December 29, 2012	148,675,810	$14,867	$1,376,699	$878,703	$2,368	$2,272,637

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen	Thirteen
	weeks ended	weeks ended
	December 29, 2012	December 24, 2011
Cash flows from operating activities:
Net income	$107,945	$104,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,810	25,611
Amortization of intangibles	11,535	11,453
Amortization of deferred financing fees	1,513	1,513
Unrealized loss (gain) on foreign currency, net	2,640	(2,050)
Loss on disposal of fixed assets	16	232
Gain on sale of subsidiary, excluding transaction costs	—	(28,914)
Provision for doubtful accounts	668	1,422
Provision for sales returns	44,809	54,630
(Gain) loss on derivatives, net	(755)	1,383
Excess tax benefits from equity-based compensation plans	(2,975)	(3,908)
Deferred income taxes	2,934	5,636
Deferred compensation and stock compensation	6,165	3,606
Other	363	—
Changes in assets and liabilities:
Receivables	(115,282)	(155,553)
Inventories	179,767	67,048
Income tax receivable/payable, net	11,475	49,953
Other current assets	(9,635)	(5,952)
Other long-term assets, net	1,205	(365)
Accounts payable, accrued expenses and accrued compensation costs	53,389	2,038
Other current liabilities	3,514	(144)
Other long-term liabilities	(5,959)	(225)
Net cash provided by operating activities	337,142	132,096

Cash flows from investing activities:
Change in restricted cash	3,561	581
Proceeds from sale of subsidiary, net of cash transferred	—	145,169
Capital expenditures for fixed assets	(83,458)	(101,848)
Other investing activities	100	368
Net cash (used in) provided by investing activities	(79,797)	44,270

Cash flows from financing activities:
Net change in revolving line of credit	(120,000)	(113,074)
Proceeds from issuance of common stock under compensation plans	1,127	811
Repurchase of common stock	(98,530)	—
Excess tax benefits from equity-based compensation plans	2,975	3,908
Payments on capital lease and financing obligations	(755)	(622)
Repayment of long-term debt	(1,584)	(1,616)
Other financing activities	(244)	(49)
Net cash used in financing activities	(217,011)	(110,642)

Change in cash balances included in current assets held for sale	—	5,160

Effect of exchange rate changes on cash and cash equivalents	(98)	238

Net increase in cash and cash equivalents	40,236	71,122
Cash and cash equivalents at beginning of period	58,289	12,989
Cash and cash equivalents at end of period	$98,525	$84,111

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$36,770	$33,463
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$6,607	$10,974
Settlement of acquisition related liabilities through release of restricted cash	$9,227	$18,788

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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included.  Results from operations for the thirteen week period ended December 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013.

The September 29, 2012 balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 29, 2012.  Throughout this presentation, we refer to the consolidated company as the “Company” and, unless otherwise noted, the information provided is on a consolidated basis.

The Unaudited Consolidated Statement of Cash Flows for the thirteen weeks ended December 24, 2011 included in this Quarterly Report on Form 10-Q (the “Q1’13 Form 10-Q”), includes a reclassification between the line items Gain on sale of subsidiary, excluding transaction costs, included in adjustments to reconcile net income to net cash provided by operating activities, and Proceeds from sale of subsidiary, net of cash transferred, included in cash flows from investing activities, from its presentation in the Unaudited Consolidated Statement of Cash Flows for the thirteen weeks ended December 24, 2011 included in the Company’s Quarterly Report on Form 10-Q for the first fiscal quarter of 2012 (the “Q1’12 Form 10-Q”). The reclassification reflects $2.6 million of transaction costs incurred on the sale of a subsidiary as a reduction in net cash provided by operating activities in the Company’s Q1’13 Form 10-Q.  In the Company’s Q1’12 Form 10-Q, the transaction costs were included in cash used in investing activities.

2.              Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring entities to present net income and other comprehensive income (“OCI”) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income.  The guidance eliminated the option to present items of OCI in the statement of changes in stockholders’ equity.  In December 2011, the FASB issued an amendment to defer a requirement in the June 2011 guidance that called for reclassification adjustments from accumulated other comprehensive income (“AOCI”) to be measured and presented by income statement line item in net income and also in OCI.  The new requirements are effective for annual reporting periods beginning after December 15, 2011, and for interim reporting periods within those years.  The Company adopted the guidance in the first quarter of fiscal 2013.  The adoption impacted the presentation of financial statements but did not impact the Company’s net income, financial position or cash flows.

In December 2011, the FASB issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For the Company, the amendments are effective for the fiscal year ending September 27, 2014 (fiscal year 2014).  The Company has not adopted the amendments and is currently evaluating the impact these amendments may have on its disclosures.

3.              Divestitures

Fiscal Year 2012

On October 3, 2011, all of the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the “Filterfresh” business, were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash.  Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale, resulting in a net cash inflow related to the Filterfresh sale of $145.2 million.  The purchase agreement contained a covenant whereby the Company was required to re-pay a portion of the proceeds received from ARAMARK in the event of certain conditions.  Subsequent to December 24, 2011, the contingency was settled under which the Company paid ARAMARK $7.4 million, which adjusted the purchase price to $142.1 million.  The Company recognized a gain on the sale of $26.3 million during the thirteen weeks ended December 24, 2011.  Prior to the sale, Filterfresh was included in the Canadian business unit (“CBU”) segment.

Filterfresh revenues and net income included in the Company’s Unaudited Consolidated Statements of Operations were as follows (dollars in thousands, except per share data):

For the period September 25, 2011 through October 3, 2011 (date of sale)
Net sales	$2,286

Net income	$229
Less income attributable to noncontrolling interests	20
Net income attributable to GMCR	$209

Diluted net income per share	$—

After the disposition, the Company continues to sell coffee and brewers to Filterfresh, which prior to the sale of Filterfresh were eliminated and were not reflected in the Unaudited Consolidated Statements of Operations.  The Company’s sales to Filterfresh for the period September 25, 2011 through October 3, 2011 (date of sale) that were eliminated in consolidation were $0.6 million.

4.              Segment Reporting

The Company manages its operations through three business segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and CBU.

SCBU sources, produces and sells coffee, hot cocoa, teas and other beverages, to be prepared hot or cold, in K-Cup® and Vue® packs (“single serve packs”) and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs.  These varieties are sold to supermarkets, club stores, convenience stores, restaurants and hospitality, office coffee distributors, and directly to consumers in the United States.  In addition, SCBU sells at-home (“AH”) Keurig® Single Cup Brewing systems and other accessories to supermarkets and directly to consumers, and away-from-home (“AFH”) Keurig® Single Cup Brewing systems to distributors for use primarily in offices.

KBU targets its premium patented single cup brewing systems for use AH in the United States.  KBU sells AH single cup brewers, accessories and coffee, tea, cocoa and other beverages in single serve packs produced mainly by SCBU and CBU primarily to retailers, department stores and mass merchandisers principally processing its sales orders through fulfillment entities for the AH channels.  KBU also sells AH brewers, a limited number of AFH brewers and single serve packs directly to consumers.  KBU earns royalty income from K-Cup® packs when shipped by its third party licensed roasters, except for shipments of K-Cup® packs to KBU, for which the royalty is recognized as a reduction to the carrying cost of the inventory and as a reduction to cost of sales when sold through to third parties by KBU.

CBU sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® packs, and coffee in more traditional packaging such as bags, cans and fractional packs, and under a variety of brands.  The varieties are sold primarily to supermarkets, club stores and, through office coffee services to offices, convenience stores and restaurants throughout Canada.  In addition, CBU sells the Keurig® K-Cup® Single Cup Brewing system, accessories and coffee, tea, cocoa, and other beverages in K-Cup® packs to retailers, department stores and mass merchandisers in Canada for the AH channels.  CBU also manufactures brewing equipment and is responsible for all of the Company’s coffee brand sales in the grocery channel in Canada.  The CBU segment included Filterfresh through October 3, 2011, the date of sale (see Note 3, Divestitures).

Management evaluates the performance of the Company’s operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Operating income represents gross profit less selling, operating, general and administrative expenses.  The Company’s manufacturing operations occur within the SCBU and CBU segments, however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including accounting and information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are recorded in the “Corporate” segment.  Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate expenses also include depreciation for corporate headquarters, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the Board of Directors.

Identifiable assets by segment are those assets specifically identifiable within each segment, and for the SCBU, KBU and CBU segments, primarily include accounts receivable, inventories, fixed assets, goodwill, and other intangible assets.  Corporate assets primarily include cash, short-term investments, deferred tax assets, income taxes receivable, intercompany notes receivable that are eliminated in consolidation, deferred issuance costs, and fixed assets related to information system technology and corporate headquarters.  Goodwill and intangibles related to acquisitions are included in their respective segments.

Effective for the thirteen weeks ended December 29, 2012, the Company changed its measure for reporting segment profitability and for evaluating segment performance and the allocation of Company resources.  Historically, the Company has disclosed each operating and reporting segment’s income before taxes to report segment profitability.  Segment disclosures for prior periods have been recast to reflect operating income by segment in place of income before taxes.

Sales between operating segments are transacted at cost.  As a result, intersegment sales have no impact on operating income and the Company no longer discloses intersegment sales.  Net sales for the first quarter of fiscal 2013 and comparative historical periods include only net sales to external customers.

Effective at the beginning of fiscal year 2013, the Company consolidated the AFH selling teams in the United States from the SCBU segment and the KBU segment into one organization and implemented a team approach to customers who purchase significant volumes of both brewers and single serve packs.  Due to the consolidation, the results of the AFH channel are now reported in the SCBU segment.  The Company did not change its operating or reportable segments and the management structure remains the same with the President of each business unit reporting directly to our Chief Executive Officer.  Prior periods were not recast as the changes resulting from the consolidation of the AFH channel in the SCBU segment did not materially affect the trends in asset balances or in reported results for either SCBU or KBU for any quarterly or year-to-date period.  The portion of fiscal year 2012 AFH net sales and operating income that was reported in the KBU segment represented approximately $81.9 million and $9.2 million, respectively.

The following tables summarize selected financial data for segment disclosures for the thirteen week periods ended December 29, 2012 and December 24, 2011:

	Thirteen weeks ended December 29, 2012
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Net sales	$524,557	$607,378	$207,124	$—	$—	$1,339,059

Operating income	$151,920	$33,455	$25,229	$(28,163)	$—	$182,441

Total assets	$1,518,261	$897,144	$1,170,856	$621,315	$(688,536)	$3,519,040

Stock compensation	$1,631	$888	$425	$3,166	$—	$6,110

Interest expense	$1,145	$—	$1,104	$4,192	$(711)	$5,730

Property additions	$39,701	$11,936	$4,311	$14,778	$—	$70,726

Depreciation and amortization	$32,972	$6,020	$16,158	$195	$—	$55,345

	Thirteen weeks ended December 24, 2011
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Net sales	$368,587	$601,470	$188,159	$—	$—	$1,158,216

Operating income	$91,447	$47,213	$25,501	$(18,323)	$—	$145,838

Total assets	$1,284,844	$678,418	$1,143,142	$591,055	$(479,202)	$3,218,257

Stock compensation	$1,115	$770	$325	$1,306	$—	$3,516

Interest expense	$—	$—	$—	$6,463	$—	$6,463

Property additions	$87,429	$7,053	$17,135	$9,112	$—	$120,729

Depreciation and amortization(1)	$17,732	$4,956	$14,375	$1	$—	$37,064

(1)         Reported segment depreciation and amortization has been revised to reflect depreciation expense for Information Systems Technology (“IST”) equipment that was allocated to operating segments in each segment’s income before taxes.  In the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended December 24, 2011, filed on February 1, 2012, IST equipment depreciation expense was appropriately allocated, recorded and reported on a consolidated basis and in each operating segment’s income before taxes; however, on the depreciation and amortization line,

IST equipment depreciation of $4.2 million that should have been reported under the operating segments was reported in the Corporate segment.  The historical issues with the depreciation and amortization lines did not impact the segment reporting for any other line items, including operating income. Management believes the revision to operating segments’ depreciation and amortization was not material.

The following table reconciles the total segment operating income to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen	Thirteen
	weeks ended	weeks ended
	December 29, 2012	December 24, 2011
Operating income	$182,441	$145,838
Other income, net	188	691
Gain (loss) on financial instruments, net	1,104	(1,134)
(Loss) gain on foreign currency, net	(2,679)	2,686
Gain on sale of subsidiary	—	26,311
Interest expense	(5,730)	(6,463)
Income before income taxes	$175,324	$167,929

5.              Inventories

Inventories consisted of the following (in thousands) as of:

	December 29, 2012	September 29, 2012
Raw materials and supplies	$198,624	$229,927
Finished goods	388,697	538,510
	$587,321	$768,437

At December 29, 2012, the Company had approximately $277.9 million in green coffee purchase commitments, of which approximately 86% had a fixed price.  These commitments primarily extend through fiscal 2014.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.52 per pound at December 29, 2012.  In addition to its green coffee commitments, the Company had approximately $179.5 million in fixed price brewer and related accessory purchase commitments and $561.2 million in production raw material commitments at December 29, 2012.  The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of December 29, 2012, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
Remainder of 2013	$516,330
2014	115,396
2015	109,751
2016	113,075
2017	84,465
Thereafter	79,576
$1,018,593

In order to ensure a continuous supply of high quality raw materials some of the Company’s inventory purchase obligations include long-term purchase commitments for certain strategic raw materials critical for the manufacture of portion packs.

6.             Fixed Assets

Fixed assets consist of the following (in thousands):

	Useful Life in Years	December 29, 2012	September 29, 2012
Production equipment	1-15	$596,430	$544,491
Coffee service equipment	3-7	62,764	63,722
Computer equipment and software	1-6	120,204	111,441
Land	Indefinite	11,677	11,740
Building and building improvements	4-30	101,222	83,172
Furniture and fixtures	1-15	31,003	28,477
Vehicles	4-5	10,411	10,306
Leasehold improvements	1-20 or remaining life of lease, whichever is less	84,344	72,755
Assets acquired under capital leases	5-15	51,047	51,047
Construction-in-progress		208,544	234,442
Total fixed assets		$1,277,646	$1,211,593
Accumulated depreciation		(308,349)	(267,297)
		$969,297	$944,296

Assets acquired under capital leases, net of accumulated depreciation, were $45.8 million and $47.0 million at December 29, 2012 and September 29, 2012, respectively.

Total depreciation and amortization expense relating to all fixed assets was $43.8 million and $25.6 million for the thirteen weeks ended December 29, 2012 and December 24, 2011, respectively.

Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use.  Construction-in-progress includes $20.8 million and $14.4 million as of December 29, 2012 and September 29, 2012, respectively, relating to properties under construction where the Company is deemed to be the owner for accounting purposes even though the Company is not the legal owner.

7.              Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by segment for the thirteen weeks ended December 29, 2012 (in thousands):

	SCBU	KBU	CBU	Total
Balance at September 29, 2012	$296,979	$72,374	$438,723	$808,076
Reassignment of goodwill	—	—	—	—
Foreign currency effect	—	—	(5,739)	(5,739)
Balance at December 29, 2012	$296,979	$72,374	$432,984	$802,337

Indefinite-lived intangible assets included in the CBU operating segment consist of the following (in thousands):

	December 29, 2012	September 29, 2012
Trade names	$101,042	$102,381

Intangible Assets Subject to Amortization

Definite-lived intangible assets consist of the following (in thousands):

		December 29, 2012		September 29, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$21,618	$(15,856)	$21,622	$(15,433)
Customer and roaster agreements	8-11	27,223	(17,537)	27,323	(16,796)
Customer relationships	2-16	425,776	(87,776)	430,178	(79,168)
Trade names	9-11	37,769	(10,684)	38,000	(9,785)
Non-compete agreements	2-5	374	(349)	374	(344)
Total		$512,760	$(132,202)	$517,497	$(121,526)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $11.5 million for each of the thirteen weeks ended December 29, 2012 and December 24, 2011.

The estimated aggregate amortization expense for the remainder of fiscal 2013, for each of the next five years and thereafter, is as follows (in thousands):

Remainder of 2013	$34,469
2014	45,343
2015	43,791
2016	43,084
2017	41,688
2018	41,688
Thereafter	130,495

8.              Product Warranties

The Company offers a one-year warranty on all Keurig® Single Cup Brewers it sells.  KBU provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.  The Company is continuing to experience warranty claims at a lower rate than the average rates experienced over each of the prior two years, which had related primarily to a component failing at higher-than-anticipated rates in the later stage of the warranty life.  Management believes that the lower rates are the result of improvements made in units produced since mid-2011 that incorporated an updated component that improved later-stage performance.  The Company has incorporated the impact of this recent improvement in the rate of warranty claims into its estimates used in its reserve for product warranty costs.  However, because brewer failures may arise in the later part of the warranty period, actual warranty costs may exceed the reserve.  As a result, there can be no assurance that the Company will not need to increase the reserve or experience additional warranty expense related to this or other quality issues in future periods.  At this time, management believes that the warranty rates used and related reserves are appropriate.

As the Company has grown, it has added significantly to its product testing, quality control infrastructure and overall quality processes.  Nevertheless, as the Company continues to innovate, and its products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty rates to possibly fluctuate going forward.  As a result, future warranty rates may be higher or lower than the Company is currently experiencing and for which the Company is currently providing in its warranty reserve.

The changes in the carrying amount of product warranties for the thirteen weeks ended December 29, 2012 and December 24, 2011 are as follows (in thousands):

	Thirteen weeks ended
	December 29, 2012	December 24, 2011
Balance, beginning of period	$20,218	$14,728
Provision charged to income	10,991	24,047
Usage	(6,853)	(12,720)
Balance, end of period	$24,356	$26,055

For the thirteen weeks ended December 29, 2012, the Company recorded recoveries of $0.4 million under an agreement with a supplier.  The recoveries were recorded as a reduction to warranty expense and are not reflected in the provision charged to income in the table above.  There were no recoveries for the thirteen weeks ended December 24, 2011.

9.              Noncontrolling Interests

Noncontrolling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity.  Generally, mandatorily redeemable NCIs are classified as liabilities and non-mandatorily redeemable NCIs are classified as either temporary or permanent equity.  Redeemable NCIs that are not mandatorily redeemable are classified outside of stockholders’ equity in the Unaudited Consolidated Balance Sheets as temporary equity under the caption, Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period.  If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value.  Redeemable NCIs that are mandatorily redeemable are classified as a liability in the Unaudited Consolidated Balance Sheets under the caption, Other long-term liabilities, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date based on the formula in the Share Purchase and Sale Agreement dated June 22, 2012, with any change from the prior period recognized as interest expense.

Net income attributable to NCIs reflects the portion of the net income of consolidated entities applicable to the NCI shareholders in the accompanying Unaudited Consolidated Statements of Operations.  The net income attributable to NCIs is classified in the Unaudited Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings.

The changes in the liability and temporary equity attributable to redeemable NCIs for the thirteen weeks ended December 29, 2012 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 29, 2012	$4,928	$9,904
Net income	219	143
Adjustment to redemption value	364	80
Cash distributions	(100)	(142)
Other comprehensive loss	(67)	(130)
Balance at December 29, 2012	$5,344	$9,855

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

The Company designates these contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments are classified in AOCI.  The gain or loss on these instruments is reclassified from OCI into earnings in the same period or periods during which the hedged transaction affects earnings.  If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.

Fair Value Hedges

The Company enters into foreign currency forward contracts to hedge certain recognized liabilities in currencies other than the Company’s functional currency.  The Company designates these contracts as fair value hedges and measures the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the Unaudited Consolidated Statements of Operations.

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At December 29, 2012, the Company has 3 years remaining on a CDN $140.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement was $0.5 million for each of the thirteen weeks ended December 29, 2012 and December 24, 2011.

The Company occasionally enters into foreign currency forward contracts and coffee futures contracts which are not designated as hedging instruments for accounting purposes, in addition to the foreign currency forward contracts and coffee futures contracts noted above.  Contracts that are not designated as hedging instruments are recorded at fair value with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however nonperformance is not anticipated.

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	December 29, 2012	September 29, 2012	Balance Sheet Classification
Derivatives designated as hedges:
Cash Flow Hedges:
Interest rate swaps	$(7,987)	$(9,019)	Other current liabilities
Coffee futures	(861)	(342)	Other current liabilities
	$(8,848)	$(9,361)

Derivatives not designated as hedges:
Cross currency swap	$(6,138)	$(7,242)	Other current liabilities
	$(6,138)	$(7,242)

Total	$(14,986)	$(16,603)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended
	December 29, 2012	December 24, 2011
Cash Flow Hedges:
Interest rate swaps	$1,032	$1,566
Coffee futures	(898)	(437)
Total	$134	$1,129

The following table summarizes the amount of losses, gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Location of Losses Reclassified
	December 29, 2012	December 24, 2011	from OCI into Income
Coffee Futures	$(349)	$(249)	Cost of sales
Total	$(349)	$(249)

The Company expects to reclassify $0.7 million of net losses, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items (in thousands):

	Thirteen weeks ended
	December 29, 2012		December 24, 2011
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of Gain (Loss) Recognized in Income on Derivative
Foreign currency forwards contracts	$—	$—	$(29)	$29	(Loss) gain on foreign currency, net

Net gains (losses) on financial instruments not designated as hedges for accounting purposes recorded in gain (loss) on financial instruments, net, is as follows (in thousands):

	Thirteen weeks ended
	December 29, 2012	December 24, 2011
Net gain (loss) on cross currency swap	$1,104	$(1,137)
Net gain on interest rate cap	—	3
Total	$1,104	$(1,134)

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

Level 2 — Inputs other than quoted prices that are observable, either directly or indirectly, which include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical assets or liabilities in markets that are not active.

Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including management assumptions.

The following table summarizes the fair values and the levels used in fair value measurements as of December 29, 2012 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(7,987)	$—
Cross currency swap	—	(6,138)	—
Coffee futures	—	(861)	—
Long-term debt	—	(350,632)	—
Total	$—	$(365,618)	$—

The following table summarizes the fair values and the levels used in fair value measurements as of September 29, 2012 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(9,019)	$—
Cross currency swap	—	(7,242)	—
Coffee futures	—	(342)	—
Long-term debt	—	(473,675)	—
Total	$—	$(490,278)	$—

Derivatives

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rate curves and spot prices that are in observable markets.  Derivatives recorded on the balance sheet are at fair value with changes in fair value recorded in other comprehensive income for cash flow hedges and in the Unaudited Consolidated Statements of Operations for fair value hedges and derivatives that do not qualify for hedge accounting treatment.

Derivative financial instruments include coffee futures contracts, interest rate swap agreements, a cross currency swap agreement and foreign currency forward contracts.  The Company has identified significant concentrations of credit risk based on the economic characteristics of the instruments that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency forward contracts and the income approach for interest rate and cross currency swap agreements.  The Company’s fair value measurements include a credit valuation adjustment for the significant concentrations of credit risk.

As of December 29, 2012, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

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

As of December 29, 2012, the Company had a $17.7 million state capital loss carryforward and an $11.5 million state net operating loss carryforward available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but that the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits as of December 29, 2012 and September 29, 2012 was $24.0 million.  The amount of unrecognized tax benefits at December 29, 2012 that would impact the effective tax rate if resolved in favor of the Company is $20.1 million.  As a result of prior acquisitions, the Company is indemnified for $15.7 million of the total reserve balance, and the indemnification is capped at CDN $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications have expiration dates through June 2015.

As of December 29, 2012 and September 29, 2012, accrued interest and penalties of $1.8 million and $0.6 million, respectively, were included in the Unaudited Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  The Company expects to release $3.6 million of unrecognized tax benefits during fiscal 2013 due to the expiration of the statute of limitations.

Due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, which retroactively extended the federal Research & Development Credit (“R&D Credit”) to January 1, 2012, the Company will recognize an R&D Credit for the period January 1, 2012 through the Company’s fiscal year end of September 29, 2012, as well as a credit for the change in the fiscal 2013 effective tax rate in the second quarter of fiscal 2013.

In the normal course of business, the Company is subject to tax examinations by taxing authorities both inside and outside of the United States.  The Company was notified on December 21, 2012 that it is currently being examined by the Internal Revenue Service for its fiscal year ended September 25, 2010.  With some exceptions, the Company is generally no longer subject to examinations with respect to returns filed for fiscal years prior to 2006.

13.       Stockholders’ Equity

Stock Repurchase Program

On July 30, 2012, the Board of Directors authorized a program for the Company to repurchase up to $500.0 million of the Company’s common shares over two years, at such times and prices as determined by the Company’s management.  Consistent with Delaware law, any repurchased shares are constructively retired and returned to an unissued status.  Accordingly, the par value of repurchased shares is deducted from common stock and excess repurchase price over the par value is deducted from additional paid-in capital and from retained earnings if additional paid-in capital is depleted.

The following table summarizes the shares acquired under the program:

	Thirteen weeks ended
	December 29, 2012	Fiscal 2012	Total
Number of shares acquired	4,256,477	3,120,700	7,377,177
Average price per share of acquired shares	$23.15	$24.50	$23.72
Total cost of acquired shares (in thousands)	$98,530	$76,470	$175,000

Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands) for the thirteen weeks ended December 29, 2012:

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2012	$(5,792)	$15,992	$10,200
Current period other comprehensive income (loss)	288	(8,120)	(7,832)
Balance at December 29, 2012	$(5,504)	$7,872	$2,368

The unfavorable translation adjustment change during the thirteen weeks ended December 29, 2012 was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  See also Note 10, Derivative Financial Instruments.

14.       Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the thirteen weeks ended December 29, 2012 and December 24, 2011:

	Thirteen weeks ended
	December 29, 2012	December 24, 2011
Average expected life	6 years	6 years
Average volatility	81%	60%
Dividend yield	—	—
Risk-free interest rate	0.84%	1.20%
Weighted average fair value	$22.66	$35.21

Restricted Stock Units and Other Awards

The Company awards restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and Performance Awards (“PAs”) to eligible employees (“Grantee”) which entitle the Grantee to receive shares of the Company’s common stock.  RSUs and PAs represent units that are convertible to shares upon vesting.  RSAs represent grants of common stock that are restricted until the shares vest.  In general, RSUs and RSAs vest based on service, subject to the Grantee’s continuing employment.  The vesting of PAs is conditioned on the achievement of both service and performance requirements.  The fair value of RSUs, RSAs and PAs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense for RSUs and RSAs is recognized ratably over the Grantee’s service period.  Compensation expense for PAs is also recognized over the Grantee’s service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved.  The assessment of the probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change. RSUs, RSAs and PAs are reserved for issuance under the Company’s 2006 Incentive Plan and vest over periods determined by the Board of Directors, generally in the range of three to four years.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the thirteen weeks ended December 29, 2012 and December 24, 2011:

	Thirteen weeks ended
	December 29, 2012	December 24, 2011
Average expected life	6 months	6 months
Average volatility	114%	53%
Dividend yield	—	—
Risk-free interest rate	0.14%	0.03%
Weighted average fair value	$10.82	$13.55

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $6.1 million and $3.5 million for the thirteen weeks ended December 29, 2012 and December 24, 2011, respectively.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan (“Plan”), which is not subject to the qualification requirements of Section 401(a) of the Code and which allows participants to defer compensation until a future date.  Only non-employee directors and certain highly compensated employees of the Company selected by the Company’s Board of Directors are eligible to participate in the Plan.  Compensation expense recorded under the Plan was $0.1 million for each of the thirteen week periods ended December 29, 2012 and December 24, 2011.

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

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to three putative securities fraud class actions and two putative stockholder derivative actions.  The first consolidated putative securities fraud class action was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.  The second putative securities fraud class action was filed on November 29, 2011, and the third putative securities fraud class action was filed on May 7, 2012.  A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of five separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively.  In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

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

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint does not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants’ motions to dismiss the amended complaint currently are due on February 8, 2013.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23,

2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County and is premised on the same allegations alleged in the Horowitz putative securities fraud class action.  The complaint is asserted nominally on behalf of the Company against certain of its directors and officers.  The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  The complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  The action remains stayed pending the federal court’s decision on the Company’s pending motion to dismiss the Second Consolidated Amended Complaint in the Horowitz putative securities fraud class action.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

16.       Related Party Transactions

The Company uses travel services provided by Heritage Flight, a charter air services company owned by Robert Stiller, who serves on the Company’s Board of Directors.  The Company incurred expenses of $0.2 million for Heritage Flight travel services during each of the thirteen weeks ended December 29, 2012 and December 24, 2011.

17.      Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended
	December 29, 2012	December 24, 2011
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$107,583	$104,414
Denominator:
Basic weighted average shares outstanding	149,317,597	154,704,471
Effect of dilutive securities	3,391,210	4,663,358
Diluted weighted average shares outstanding	152,708,807	159,367,829

Basic net income per common share	$0.72	$0.67
Diluted net income per common share	$0.70	$0.66

For the thirteen weeks ended December 29, 2012 and December 24, 2011, 1,416,402 and 287,962 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the “Company”, “GMCR”, “we”, “our”, or “us”).  You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leader in the specialty coffee and coffeemaker businesses.  We sell Keurig®  Single Cup Brewers and roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified™, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® and Vue® packs (“single serve packs”) for use with our Keurig®  Single Cup Brewers.  We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.  In addition, we produce and sell other specialty beverages in single serve packs including hot and iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages.  The brands include:

Arbuckle®	Eight O’Clock®	Red Carpet™
Barista Prima Coffeehouse®	Emeril’s®	revv®
Bigelow®	Folgers Gourmet Selections®	Snapple®
Brûlerie Mont-Royal®	Gloria Jean’s®	Starbucks®
Brûlerie St. Denis®	Green Mountain Coffee®	Swiss Miss®
Café Adagio Coffee®	Green Mountain Naturals®	Tazo®
Café Escapes®	Kahlua®	The Original Donut Shop™
Caribou Coffee®	Kirkland Signature™	Timothy’s®
Celestial Seasonings®	Lavazza®	TK™
Coffee People®	McQuarry™	Tully’s®
Diedrich Coffee®	Millstone®	Twinings of London®
Distinction®	Newman’s Own® Organics	Van Houtte®
Donut House Collection®	Orient Express®	Vitamin Burst®
Dunkin’ Donuts™	Promenade™	Wolfgang Puck®

The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kahlua®, Kirkland Signature™, Lavazza®, Millstone®, Newman’s Own® Organics, Snapple®, Starbucks®, Swiss Miss®, Tazo®, Twinings of London®, and Wolfgang Puck® brands are available through relationships we have with their respective brand owners.  Each of these brands is property of their respective owners and is used with permission.

Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single cup specialty coffee which can now be enjoyed in a wide variety of locations, including home, office, professional locations, restaurants, hospitality and specialty coffee shops.  This growth has been driven by the emergence of specialty coffee shops throughout North America, the general level of consumer knowledge of, and appreciation for, coffee quality and variety, and the wider availability of high-quality coffee.  We have been benefiting from this overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs and, in the long-term, globally.  As part of this strategy, we work to sell our at-home (“AH”) brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable single serve packs.  In addition, we have license agreements with Breville Group Limited (producer of Breville® brand coffeemakers), Jarden Inc. (producer of Mr. Coffee® brand coffeemakers), and Conair, Inc. (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems which includes both the K-Cup® and the Vue® brewers and related single serve packs.  In the first fiscal quarter of 2013, approximately 93% of our consolidated net sales were attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories.

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

3               Choice—with many single serve beverage brands across multiple beverage categories, GMCR offers more than 225 individual varieties, allowing consumers to enjoy and explore a wide range of beverages.  In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, in single serve packs.

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

We have continued to expand consumer choice in the system by entering into a number of business relationships which enable us to offer other strong national and regional coffee brands such as Folgers®, Millstone®, Dunkin’ Donuts™, Starbucks® coffee, Tazo® tea, Eight O’Clock® coffee, Tetley® tea, Good Earth® tea, and Snapple® teas in single serve packs for use with Keurig® Single Cup Brewers.  We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded single serve packs to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems.  For example, in November 2012, we announced we are the exclusive manufacturer of Costco Kirkland Signature™ brand K-Cup® packs for the Keurig® Single Cup Brewing system.  We believe these new product offerings fuel excitement for current Keurig® owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the system.  These relationships were established with careful consideration of potential economics and with the expectation that these relationships will lead to increased Keurig® Single Cup Brewing system awareness and household adoption through the participating brand’s advertising and merchandising activities.

We are also focused on continued innovation both in single serve brewing systems and other single serve beverages.  Some of our recent initiatives include:

•                  An expansion of our Keurig® Single Cup Brewing system to include Keurig® Vue® brewers and related Vue® packs; and

•                  A launch of the Keurig® Rivo™ Cappuccino and Latte System and Rivo™ pack espresso blend varieties (collectively the “Rivo™ System”), in partnership with Luigi Lavazza S.p.A. (“Lavazza”).

Management is focused on executing the above stated growth strategy to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs.

For the first fiscal quarter of 2013, our net sales of $1,339.1 million represented growth of 16% over the first fiscal quarter of 2012 (“the prior year period”).  Gross profit for the first fiscal quarter of fiscal 2013 was $419.2 million, or 31.3% of net sales, as compared to $336.6 million, or 29.1% of net sales for the prior year period.  For the first fiscal quarter of 2013, selling, operating, and general and administrative expenses (“SG&A”) increased 24.1% to $236.7 million from $190.8 million for the prior year period.  As a percentage of sales, SG&A expenses increased to 17.7% in the first fiscal quarter of 2013 from 16.5% in the prior year period.  Our operating margin improved to 13.6% in the first fiscal quarter of 2013 from 12.6% in the prior year period.

We continually monitor all costs, including coffee, as we review our pricing structure as cyclical swings in commodity markets are common.  The recent years have seen significant volatility in the “C” price of coffee (i.e., the price per pound quoted by the Intercontinental Exchange).  We expect coffee prices to remain volatile in the coming years.  To help mitigate this volatility, we generally fix the price of our coffee contracts for approximately two fiscal quarters, and at times three fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required.

We offer a one-year warranty on all Keurig® Single Cup Brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized.  In addition, sales of Keurig® Single Cup Brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  We are continuing to experience warranty claims at a lower rate than the average rates experienced over each of the prior two years, which had related primarily to a component failing at higher-than-anticipated rates in the later stage of the warranty life.  Management believes that the lower rates are the result of improvements made in units produced since mid-2011 that incorporated an updated component that improved later-stage performance.  Management’s analysis of these claims remains consistent with its previous diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates.  We have incorporated the impact of this recent improvement in the rate of warranty claims into our estimates used in the reserve for product warranty costs.  We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate, and our products become more complex, both in design and componentry, product performance may tend to modulate, causing warranty or sales returns rates to possibly fluctuate going forward.  As a result, future warranty rates may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

We generated $337.1 million in cash from operating activities during the thirteen weeks ended December 29, 2012 as compared to $132.1 million during the thirteen weeks ended December 24, 2011.  During the thirteen weeks ended December 29, 2012 we primarily used cash generated from operating activities to reduce our borrowings under long-term debt obligations by $121.6 million, fund capital expenditures of $83.5 million and repurchase shares of our common stock for $98.5 million.

We consistently analyze our short-term and long-term cash requirements to continue to grow the business.  We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

Business Segments

We currently manage our operations through three operating segments, the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”).  See Note 4, Segment Reporting, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

We evaluate the performance of our operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Operating income represents gross profit less selling, operating, general and administrative expenses.  Our manufacturing operations occur within the SCBU and CBU segments, however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including accounting and information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are recorded in the “Corporate” segment.  Corporate expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate expenses also include depreciation for corporate headquarters, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, certain corporate legal and acquisition-related expenses and compensation of the Board of Directors.

Effective for the thirteen weeks ended December 29, 2012, we changed our measure for reporting segment profitability and for evaluating segment performance and the allocation of our resources.  Historically, we have disclosed each operating and reporting segment’s income before taxes to report segment profitability.  Segment disclosures for prior periods have been recast to reflect operating income by segment in place of income before taxes.

Effective at the beginning of fiscal year 2013, we consolidated the away-from-home (“AFH”) selling teams in the United States from the SCBU segment and the KBU segment into one organization and implemented a team approach to customers who purchase significant volumes of both brewers and single serve packs.  Due to the consolidation, the results of the AFH channel are now reported in the SCBU segment.  We did not change our operating or reportable segments and our management structure remains the same with the President of each business unit reporting directly to our Chief Executive Officer.  Prior periods were not recast as the changes resulting from the consolidation of the AFH channel in the SCBU segment did not materially affect the trends in asset balances or in reported results for either SCBU or KBU for any quarterly or year-to-date period.  The portion of fiscal year 2012 AFH net sales and operating income that was reported in the KBU segment represented approximately $81.9 million and $9.2 million, respectively.

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude transaction expenses related to the gain from the sale of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business, or “Filterfresh,” including the effect of any tax benefits resulting from the use of net operating and capital loss carryforwards as a result of the Filterfresh sale; legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation; and non-cash acquisition-related items such as amortization of identifiable intangibles and loss on extinguishment of debt, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

We use the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate our performance.  These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP.  Using only the non-GAAP financial measures to analyze our performance would have material limitations because their calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant.  We compensate for these limitations by presenting both the GAAP and non-GAAP measures of its results.

Divestitures

On October 3, 2011, all of the outstanding shares of Filterfresh were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash.  Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale, resulting in a net cash inflow related to the Filterfresh sale of $145.2 million and a gain of $26.3 million during the first quarter of fiscal 2012.  The purchase agreement contained a covenant whereby we were required to re-pay a portion of the proceeds received from ARAMARK in the event of certain conditions.  Subsequent to December 24, 2011, the contingency was settled under which we paid ARAMARK $7.4 million.

Prior to October 3, 2011, Filterfresh was reported in the CBU segment.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended
	December 29, 2012	December 24, 2011
Net sales	100.0%	100.0%
Cost of sales	68.7%	70.9%
Gross profit	31.3%	29.1%

Selling and operating expenses	12.8%	12.2%
General and administrative expenses	4.8%	4.3%
Operating income	13.6%*	12.6%

Other income, net	0.0%	0.1%
Gain (loss) on financial instruments, net	0.1%	(0.1)%
(Loss) gain on foreign currency, net	(0.2)%	0.2%
Gain on sale of subsidiary	—	2.3%
Interest expense	(0.4)%	(0.6)%
Income before income taxes	13.1%	14.5%

Income tax expense	(5.0)%	(5.5)%
Net income	8.1%	9.0%

Net income attributable to noncontrolling interests	0.0%	0.0%

Net income attributable to GMCR	8.0%*	9.0%

* Does not sum due to rounding.

Segment Summary

Net sales and operating income for each of our operating segments are summarized in the tables below:

	Net Sales (in millions)
	Thirteen weeks ended
	December 29, 2012	December 24, 2011
SCBU	$524.6	$368.6
KBU	607.4	601.5
CBU	207.1	188.1
Total Company	$1,339.1	$1,158.2

	Operating income (in millions)
	Thirteen weeks ended
	December 29, 2012	December 24, 2011
SCBU	$151.9	$91.4
KBU	33.5	47.2
CBU	25.2	25.5
Corporate	(28.2)	(18.3)
Total Company	$182.4	$145.8

Thirteen weeks ended December 29, 2012 as compared to the thirteen weeks ended December 24, 2011

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Thirteen weeks ended
	December 29, 2012	December 24, 2011	$ Increase (Decrease)	% Increase (Decrease)
Single Serve Packs	$863.7	$715.7	$148.0	21%
Brewers and Accessories	377.3	330.4	46.9	14%
Other Products and Royalties	98.1	112.1	(14.0)	(12)%
Total Net Sales	$1,339.1	$1,158.2	$180.9	16%

Net sales for the first quarter of fiscal 2013 increased by 16% to $1,339.1 million, up from $1,158.2 million reported in the prior year period.  The primary drivers of the increase in our net sales were a 21%, or $148.0 million, increase in total single serve pack net sales and a 14%, or $46.9 million, increase in Keurig® Single Cup Brewer and accessory sales, partially offset by a 12%, or $14.0 million, decrease in other products and royalties.

The increase in single serve pack net sales was driven by a 26 percentage point increase in sales volume and was offset by a 4 percentage point decrease due to single serve pack product mix, and a 1 percentage point decrease due to the net price realization of single serve packs.

SCBU

SCBU segment net sales increased by $156.0 million, or 42%, to $524.6 million in the first quarter of fiscal 2013 as compared to $368.6 million in the prior year period.  The increase is due primarily to a $145.4 million, or 45%, increase related to sales of single serve packs.  The increase in single serve pack sales as compared to the prior year period was primarily related to sales through supermarkets and club stores, and of licensed beverage partner brands.

KBU

KBU segment net sales increased by $5.9 million, or 1%, to $607.4 million in the first quarter of fiscal 2013 as compared to $601.5 million in the prior year period.  The change is due primarily to a $19.8 million, or 7%, increase related to sales of Keurig® Single Cup Brewers and accessories, offset by a $12.0 million, or 4% decrease related to sales of single serve packs.  While SCBU experienced an increase in sales through supermarkets and club stores, KBU experienced a related decline in sales of single serve packs from the prior year period primarily related to sales through certain retailers.

CBU

CBU segment net sales increased by $19.0 million, or 10%, to $207.1 million in the first quarter of fiscal 2013 as compared to $188.1 million in the prior year period.  The increase is due primarily to a $14.7 million, or 20%, increase related to the sale of K-Cup® packs and a $12.2 million, or 29%, increase related to sales of Keurig® Single Cup Brewers and accessories, partially offset by a $7.9 million, or 10%, decrease due primarily to a demand shift from traditional coffee package formats to single serve packs.

Gross Profit

Gross profit for the first quarter of fiscal 2013 was $419.2 million, or 31.3% of net sales as compared to $336.6 million, or 29.1% of net sales, in the prior year period.  Gross margin increased approximately (i) 250 basis points due a decrease in green coffee costs in the first quarter of fiscal 2013 compared to the prior year period, (ii) 130 basis points due to the decrease in warranty expense related to the Keurig® Single Cup Brewers, and (iii) 100 basis points due to lower sales returns primarily related to Keurig® Single Cup Brewers.  The increase in gross margin was partially offset by (i) 90 basis points due to the launch of our Keurig® Vue® Brewing system that has a lower gross margin than the Keurig® K-Cup® Brewing system, (ii) 70 basis point reduction due to lower gross margins on our Keurig® K-Cup® Brewing system, (iii) 40 basis point decrease due to higher labor and overhead manufacturing costs associated with the ramp-up in the K-Cup® pack manufacturing base, and (iv) 30 basis point decrease due to single serve pack net price realization.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased by 24.1% to $236.7 million in the first quarter of fiscal 2013 from $190.8 million in the prior year period.  As a percentage of sales, SG&A increased to 17.7% in the first quarter of fiscal 2013 from 16.5% in the prior year period.  The increase in SG&A over the prior year period is primarily attributed to an additional $22.1 million of advertising, promotions and certain marketing expenses, and $16.1 million of additional salaries and related expenses.

Gain (Loss) on Financial Instruments, Net

We incurred $1.1 million in net gains on financial instruments not designated as hedges for accounting purposes during the first quarter of fiscal 2013 as compared to $1.1 million in net losses during the prior year period.  The net gains and losses were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Gain (Loss) on Foreign Currency Exchange, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the first quarter of fiscal 2013, we incurred net foreign currency losses of approximately $2.7 million as compared to net gains of $2.7 million during the prior year period.  The net foreign currency exchange losses primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries.

Gain on Sale of Subsidiary

On October 3, 2011, we sold all of the outstanding shares of Filterfresh resulting in a gain of $26.3 million for first quarter of fiscal 2012, which was recorded in the CBU segment.

Interest Expense

Interest expense was $5.7 million in the first quarter of fiscal 2013, as compared to $6.5 million in the prior year period.  The decrease in interest expense was primarily due to lower average outstanding debt in the first quarter of fiscal 2013 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 38.4% for the first quarter of fiscal 2013 as compared to a 37.7% effective tax rate for the prior year period.  The lower effective tax rate in the prior year period was primarily attributable to the release of an $8.8 million capital loss valuation allowance as a result of the gain realized on the sale of Filterfresh, partially offset by a $5.2 million difference between the book and tax basis gains related to the sale.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the first quarter of fiscal 2013 was $107.6 million, an increase of $3.2 million or 3%, as compared to $104.4 million in the prior year period.

Non-GAAP net income (when excluding non-cash related items such as amortization of identifiable intangibles, legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation, and the gain from the sale of Filterfresh) increased 21% to $116.0 million for the first quarter of fiscal 2013 from $96.0 million non-GAAP net income in the prior year period.

Diluted EPS was $0.70 per share in the first quarter of fiscal 2013, as compared to $0.66 per share in the prior year period.

Non-GAAP diluted EPS was $0.76 per share in the first quarter of fiscal 2013, as compared to $0.60 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended December 29, 2012 and December 24, 2011 (in thousands, except per share data):

	Thirteen weeks ended
	December 29, 2012	December 24, 2011
Net income attributable to GMCR	$107,583	$104,414
After tax:
Expenses related to SEC inquiry (1)	444	417
Amortization of identifiable intangibles (2)	7,951	7,849
Gain on sale of subsidiary (3)	—	(16,685)
Non-GAAP net income	$115,978	$95,995

	Thirteen weeks ended
	December 29, 2012		December 24, 2011
Diluted income per share	$0.70		$0.66
After tax:
Expenses related to SEC inquiry (1)	0.00		0.00
Amortization of identifiable intangibles (2)	0.05		0.05
Gain on sale of subsidiary (3)	—		(0.10)
Non-GAAP net income per share	$0.76	*	$0.60	*

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $0.3 million and $0.2 million for the thirteen weeks ended December 29, 2012 and December 24, 2011, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 15, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.6 million for each of the thirteen weeks ended December 29, 2012 and December 24, 2011, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(3)         Represents the gain recognized on the sale of Filterfresh, net of income taxes of $9.6 million.  Income taxes were calculated at our effective tax rate.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities and borrowings under our credit facilities and capital lease and financing obligations.  At December 29, 2012, we had $414.3 million in outstanding debt, and capital lease and financing obligations, $98.5 million in cash and cash equivalents and $691.5 million of working capital (including cash).  At September 29, 2012, we had $531.5 million in outstanding debt and capital lease and financing obligations, $58.3 million in cash and cash equivalents and $803.0 million of working capital (including cash).

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, provision for sales returns and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities during the thirteen weeks ended December 29, 2012 was $337.1 million as compared to $132.1 million for the same period last year.  Operations generated $107.9 million in net income for the thirteen weeks ended December 29, 2012.  Significant non-cash items consisted of $55.3 million in depreciation and amortization and $44.8 million provision for sales returns.  Other significant changes in assets and liabilities affecting net cash provided by operating activities were (i) a decrease in inventories of $179.8 million, (ii) an increase in accounts payable, accrued expenses and accrued compensation of $53.4 million and (iii) an $11.5 million increase in income tax payable (net), all of which were offset by an increase in accounts receivable of $115.3 million primarily as a result of the increase in net sales for the fiscal 2013 quarterly period over the same prior year period.

Investing Activities:

Investing activities primarily include capital expenditures for equipment and building improvements.

Capital expenditures were $83.5 million in the first quarter of fiscal 2013 as compared to $101.8 million for the same prior year period.  Capital expenditures incurred during the first quarter of fiscal 2013 consisted primarily of $20.9 million related to increasing packaging capabilities for the Keurig® brewer platforms, $15.7 million related to facilities and related infrastructure, and $18.5 million related to information technology infrastructure and systems.  In fiscal 2013, we currently expect to invest between $350.0 million to $400.0 million in capital expenditures to support our future growth.

Cash flows provided by investing activities for the thirteen weeks ended December 24, 2011 included $145.2 million received from the sale of Filterfresh.  On October 3, 2011, we sold all of the outstanding shares of Filterfresh to ARAMARK for $149.5 million in cash and transferred $4.4 million of cash to ARAMARK as part of the sale resulting in net cash inflow related to the sale of $145.2 million.  The purchase agreement contained a covenant whereby we were required to re-pay a portion of the proceeds received from ARAMARK in the event of certain conditions.  Subsequent to December 24, 2011, the contingency was settled under which we paid ARAMARK $7.4 million.

Financing Activities:

Cash used in financing activities for the first quarter of fiscal 2013 totaled $217.0 million.  Cash generated from operations was used to reduce our debt and capital lease obligations by $122.3 million, principally under our revolving line of credit.  We also used $98.5 million of cash to repurchase approximately 4.3 million of shares of our common stock.  Cash flows from operating and financing activities included a $3.0 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under our Amended and Restated Credit Agreement (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At December 29, 2012, we had $240.6 million outstanding under the term loan A facility, $107.4 million outstanding under the revolving credit facilities and $5.0 million in letters of credit with $887.6 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the  highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate as of December 29, 2012 and September 29, 2012 was 2.9%, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At December 29, 2012, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at December 29, 2012 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At December 29, 2012, we estimate we would have paid $8.0 million (gross of tax), if we terminated the swap agreements.  We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During the thirteen weeks ended December 29, 2012 and December 24, 2011, we incurred $1.1 million and $1.2 million, respectively, in additional interest expense pursuant to swap agreements.

On July 30, 2012, our Board of Directors authorized a program (“repurchase program”) for the Company to repurchase up to $500.0 million of our common shares over two years, at such times and prices as determined by our management.  The shares will be purchased with cash on hand, cash from operations, and funds available through our existing credit facility.  See Note 13, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

We believe that our cash flows from operating activities, existing cash and our credit facilities will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures, service debt requirements through the next 12 months, and fund any purchases of our common shares under the repurchase program.  We continuously evaluate our capital requirements and access to capital.  We may opt to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt	Interest Expense (1)	Operating Lease Obligations	Capital Lease Obligations (2)	Financing Obligations (3)	Purchase Obligations	Total
Remainder of 2013	$5,101	$5,419	$14,351	$4,860	$816	$576,094	$606,641
FY 2014 - FY 2015	32,080	13,735	31,461	13,812	10,872	290,276	392,236
FY 2016 - FY 2017	312,816	3,315	19,036	9,977	19,158	197,540	561,842
Thereafter	635	62	22,842	35,817	123,374	79,577	262,307
Total	$350,632	$22,531	$87,690	$64,466	$154,220	$1,143,487	$1,823,026

(1)         Based on rates in effect at December 29, 2012.  Does not include interest on amounts outstanding under the USD and multicurrency revolving credit facilities.

(2)         Includes principal and interest payments.

(3)         Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense upon completion of construction.

In addition, we have $24.0 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $15.7 million expiring through June 2015.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring entities to present net income and other comprehensive income (“OCI”) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income.  The guidance eliminated the option to present items of OCI in the statement of changes in stockholders’ equity.  In December 2011, the FASB issued an amendment to defer a requirement in the June 2011 guidance that called for reclassification adjustments from accumulated other comprehensive income (“AOCI”) to be measured and presented by income statement line item in net income and also in OCI.  The new requirements are effective for annual reporting periods beginning after December 15, 2011, and for interim reporting periods within those years.  We adopted the guidance in the first quarter of fiscal 2013.  The adoption impacted the presentation of financial statements but did not impact our net income, financial position or cash flows.

In December 2011, the FASB issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For us, the amendments are effective for the fiscal year ending September 27, 2014 (fiscal year 2014).  We have not adopted the amendments and are currently evaluating the impact these amendments may have on our disclosures.

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

Forward-Looking Statements

Certain information contained in this filing, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements”.  Generally, these statements may be identified by the use of words such as “may,” “will,” “would,” “expect,” “should,” “anticipate,” “estimate,” “believe,” “forecast,” “intend,” “plan” and similar expressions intended to identify forward-looking statements.  These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the ability to maximize or successfully assert our intellectual property rights, the success of introducing and producing new product offerings, ability to attract and retain senior management, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, and the impact of the inquiry initiated by the SEC and any related litigation or additional governmental inquiry or enforcement proceedings.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results.  Results may be materially affected by external factors such as damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, changes in regulatory requirements, and global economic conditions generally which would include the availability of financing, interest, inflation rates and investment return on retirement plan assets, as well as foreign currency fluctuations, risks associated with our information technology systems, the threat of data breaches or cyber-attacks, and other risks described in our filings with the Securities and Exchange Commission.

Actual results could differ materially from those projected in the forward-looking statements.  We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

	Remainder						Total Debt Outstanding and average effective interest rate at
	of 2013	2014	2015	2016	2017	Thereafter	December 29, 2012
Long-term debt:
Variable rate (in thousands)	$4,687	$12,500	$18,750	$182,052	$—	$—	$217,989
Average interest rate	2.1%	2.2%	2.2%	2.2%	—	0.0%	2.1%
Fixed rate (in thousands)	$414	$416	$414	$130,374	$390	$635	$132,643
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

At December 29, 2012, we had $218.0 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $2.2 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.4 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On December 29, 2012, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will terminate in November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts three to nine months prior to delivery, so that we can adjust our sales prices to the marketplace.  At December 29, 2012, we had approximately $277.9 million in green coffee purchase commitments, of which approximately 86% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales.  At December 29, 2012, we held outstanding futures contracts covering 2.3 million pounds of coffee with a fair market value of $(0.9) million, gross of tax.  At September 29, 2012, we held outstanding futures contracts covering 3.2 million pounds of coffee with a fair market value of $(0.3) million, gross of tax.

At December 29, 2012, we are exposed to approximately $39.5 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $31.6 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 29, 2012.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at December 29, 2012 by approximately $4.0 million.

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

As described in Note 10, Derivative Financial Instruments, in the Notes to Unaudited Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, from time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures.  More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars.  These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes.  As a result, the changes in fair value are recognized in the Gain (loss) on financial instruments, net line in the Unaudited Consolidated Statements of Operations.  We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.

At December 29, 2012, we had 3 years remaining on a CDN $140.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.  We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other intercompany balances denominated in Canadian dollars, are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

In addition, we use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.  We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the Unaudited Consolidated Statements of Operations.  We had no outstanding foreign currency forward contracts at December 29, 2012.

Movements in foreign currency exchange rates exposes us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Based on our net unhedged assets that are affected by movements in foreign currency exchange rates as of December 29, 2012, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $12.0 million.  In addition, at December 29, 2012 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $614.8 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $61.5 million with a corresponding charge to other comprehensive income.

Item 4.  Controls and Procedures

As of December 29, 2012 our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

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

Stockholder Litigation

The Company and certain of its officers and directors are currently subject to three putative securities fraud class actions and two putative stockholder derivative actions.  The first consolidated putative securities fraud class action was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.  The second putative securities fraud class action was filed on November 29, 2011, and the third putative securities fraud class action was filed on May 7, 2012.  A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of five separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively.  In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

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

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against various of the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint does not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants’ motions to dismiss the amended complaint currently are due on February 8, 2013.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.    Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County and is premised on the same allegations alleged in the Horowitz putative securities fraud class action.  The complaint is asserted nominally on behalf of the Company against certain of its directors and officers.  The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  The complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  The action remains stayed pending the federal court’s decision on the Company’s pending motion to dismiss the Second Consolidated Amended Complaint in the Horowitz putative securities fraud class action.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Amount Available Under the Plan (in thousands)
September 30, 2012 to October 27, 2012	3,694,300	$22.96	3,694,300	$338,709
October 28, 2012 to November 24, 2012	562,177	$24.38	562,177	$325,000
November 25, 2012 to December 29, 2012	—	$—	—	$325,000
Total	4,256,477	$23.15	4,256,477

Monthly information corresponds to our fiscal months during the first quarter of fiscal 2013.

The repurchase program is conducted under authorization granted by our Board of Directors.  On July 30, 2012, our Board of Directors authorized a program for the Company to repurchase up to $500.0 million of our common shares over two years, and at such times and prices as determined by the Company’s management.  See Note 13, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

Item 6.  Exhibits

(a) Exhibits:

10.1                        Transition Agreement between Green Mountain Coffee Roasters, Inc. and Howard Malovany, dated December 13, 2012

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

101                           The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	2/6/2013	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date:	2/6/2013	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer