Form 10-Q
period 2013-03-30
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2013-05-08
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 30, 2013

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

As of May 2, 2013, 149,190,870 shares of common stock of the registrant were outstanding.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Form 10-Q

For the Thirteen Weeks Ended March 30, 2013

Part I.  Financial Information

Item 1.  Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 30, 2013	September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$221,170	$58,289
Restricted cash and cash equivalents	553	12,884
Receivables, less uncollectible accounts and return allowances of $47,976 and $34,517 at March 30, 2013 and September 29, 2012, respectively	312,880	363,771
Inventories	587,281	768,437
Income taxes receivable	6,496	32,943
Other current assets	42,072	35,019
Deferred income taxes, net	51,104	51,613
Total current assets	1,221,556	1,322,956

Fixed assets, net	977,298	944,296
Intangibles, net	462,241	498,352
Goodwill	793,405	808,076
Other long-term assets	35,710	42,109

Total assets	$3,490,210	$3,615,789

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,796	$6,691
Current portion of capital lease and financing obligations	3,274	3,057
Accounts payable	213,946	279,577
Accrued compensation costs	58,836	38,458
Accrued expenses	143,493	132,992
Income tax payable	12,372	29,322
Deferred income taxes, net	236	245
Other current liabilities	16,357	29,645
Total current liabilities	458,310	519,987

Long-term debt, less current portion	272,885	466,984
Capital lease and financing obligations, less current portion	64,798	54,794
Deferred income taxes, net	269,382	270,348
Other long-term liabilities	25,687	32,544

Commitments and contingencies

Redeemable noncontrolling interests	10,684	9,904

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 148,917,424 and 152,680,855 shares at March 30, 2013 and September 29, 2012, respectively	14,892	15,268
Additional paid-in capital	1,373,366	1,464,560
Retained earnings	1,009,985	771,200
Accumulated other comprehensive (loss) income	(9,779)	10,200
Total stockholders’ equity	2,388,464	2,261,228

Total liabilities and stockholders’ equity	$3,490,210	$3,615,789

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Net sales	$1,004,792	$885,052	$2,343,851	$2,043,268
Cost of sales	589,646	572,014	1,509,542	1,393,626
Gross profit	415,146	313,038	834,309	649,642

Selling and operating expenses	124,781	111,105	296,626	252,463
General and administrative expenses	78,261	52,340	143,138	101,748
Operating income	212,104	149,593	394,545	295,431

Other income, net	227	669	415	1,360
Gain (loss) on financial instruments, net	3,471	(2,112)	4,575	(3,246)
(Loss) gain on foreign currency, net	(6,115)	3,613	(8,794)	6,299
Gain on sale of subsidiary	—	—	—	26,311
Interest expense	(3,814)	(6,042)	(9,544)	(12,505)
Income before income taxes	205,873	145,721	381,197	313,650

Income tax expense	(73,302)	(52,458)	(140,681)	(115,705)
Net income	$132,571	$93,263	$240,516	$197,945

Net income attributable to noncontrolling interests	150	232	512	500

Net income attributable to GMCR	$132,421	$93,031	$240,004	$197,445

Basic income per share:
Basic weighted average shares outstanding	148,774,443	155,049,294	149,044,980	154,876,465
Net income per common share - basic	$0.89	$0.60	$1.61	$1.27

Diluted income per share:
Diluted weighted average shares outstanding	152,310,053	159,374,545	152,550,160	159,368,142
Net income per common share - diluted	$0.87	$0.58	$1.57	$1.24

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	March 30, 2013			March 24, 2012
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$132,571			$93,263
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains (losses) arising during the period	$588	$(237)	$351	$(1,859)	$750	$(1,109)
Losses reclassified to net income	379	(153)	226	85	(34)	51
Foreign currency translation adjustments	(13,038)	—	(13,038)	11,818	—	11,818
Other comprehensive (loss) income	$(12,071)	$(390)	$(12,461)	$10,044	$716	$10,760
Total comprehensive income			120,110			104,023
Total comprehensive (loss) income attributable to noncontrolling interests			(164)			473
Total comprehensive income attributable to GMCR			$120,274			$103,550

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Twenty-six weeks ended			Twenty-six weeks ended
	March 30, 2013			March 24, 2012
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$240,516			$197,945
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains (losses) arising during the period	$722	$(291)	$431	$(730)	$295	$(435)
Losses reclassified to net income	728	(294)	434	334	(135)	199
Foreign currency translation adjustments	(21,355)	—	(21,355)	16,209	—	16,209
Other comprehensive (loss) income	$(19,905)	$(585)	$(20,490)	$15,813	$160	$15,973
Total comprehensive income			220,026			213,918
Total comprehensive income attributable to noncontrolling interests			1			833
Total comprehensive income attributable to GMCR			$220,025			$213,085

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Twenty-six Weeks Ended March 30, 2013

(Dollars in thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Stockholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance at September 29, 2012	152,680,855	$15,268	$1,464,560	$771,200	$10,200	$2,261,228
Options exercised	842,193	84	3,998	—	—	4,082
Issuance of common stock under employee stock purchase plan	247,593	25	5,227	—	—	5,252
Restricted stock awards and units	11,376	1	(1)	—	—	—
Repurchase of common stock	(4,864,593)	(486)	(125,195)	—	—	(125,681)
Stock compensation expense	—	—	15,072	—	—	15,072
Tax benefit from equity-based compensation plans	—	—	9,563	—	—	9,563
Deferred compensation expense	—	—	142	—	—	142
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(1,219)	—	(1,219)
Other comprehensive income (loss), net of tax	—	—	—	—	(19,979)	(19,979)
Net income	—	—	—	240,004	—	240,004
Balance at March 30, 2013	148,917,424	$14,892	$1,373,366	$1,009,985	$(9,779)	$2,388,464

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-six	Twenty-six
	weeks ended	weeks ended
	March 30, 2013	March 24, 2012
Cash flows from operating activities:
Net income	$240,516	$197,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,820	55,822
Amortization of intangibles	22,939	23,021
Amortization of deferred financing fees	3,025	3,025
Unrealized loss (gain) on foreign currency, net	7,178	(4,547)
Loss on disposal of fixed assets	241	1,265
Gain on sale of subsidiary, excluding transaction costs	—	(28,914)
Provision for doubtful accounts	(15)	1,656
Provision for sales returns	58,812	67,402
(Gain) loss on derivatives, net	(3,847)	3,580
Excess tax benefits from equity-based compensation plans	(9,563)	(11,172)
Deferred income taxes	2,901	8,325
Deferred compensation and stock compensation	15,214	9,336
Other	449	5
Changes in assets and liabilities:
Receivables	(9,827)	(55,546)
Inventories	177,665	72,671
Income tax receivable/payable, net	19,237	65,050
Other current assets	(7,861)	(17,871)
Other long-term assets, net	3,371	(436)
Accounts payable, accrued expenses and accrued compensation costs	3,721	(17,474)
Other current liabilities	(137)	(2,878)
Other long-term liabilities	(7,154)	(109)
Net cash provided by operating activities	604,685	370,156

Cash flows from investing activities:
Change in restricted cash	3,013	665
Proceeds from sale of subsidiary, net of cash transferred	—	137,733
Capital expenditures for fixed assets	(148,349)	(204,556)
Other investing activities	231	444
Net cash used in investing activities	(145,105)	(65,714)

Cash flows from financing activities:
Net change in revolving line of credit	(184,949)	(182,814)
Proceeds from issuance of common stock under compensation plans	9,334	2,228
Repurchase of common stock	(125,681)	—
Excess tax benefits from equity-based compensation plans	9,563	11,172
Payments on capital lease and financing obligations	(1,547)	(3,148)
Repayment of long-term debt	(3,391)	(4,552)
Other financing activities	(549)	(149)
Net cash used in financing activities	(297,220)	(177,263)

Change in cash balances included in current assets held for sale	—	5,160

Effect of exchange rate changes on cash and cash equivalents	521	675

Net increase in cash and cash equivalents	162,881	133,014
Cash and cash equivalents at beginning of period	58,289	12,989
Cash and cash equivalents at end of period	$221,170	$146,003

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$21,437	$44,672
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$11,769	$44,174
Settlement of acquisition related liabilities through release of restricted cash	$9,227	$18,788

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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included.  Results from operations for the thirteen and twenty-six week periods ended March 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013.

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

2.              Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”).  ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity.  The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted.  The adoption of ASU 2013-05 is not expected to have an impact on the Company’s net income, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted.  Retrospective application is required.  The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income” (“ASU 2013-02”).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For significant items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments in this ASU are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2012, which for the Company will be the first quarter of fiscal 2014.  The adoption of ASU 2013-02 is not expected to have an impact on the Company’s net income, financial position or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

On January 31, 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For the Company, the amendments are effective for the fiscal year ending September 27, 2014 (fiscal year 2014).  The Company has not adopted the amendments and is currently evaluating the impact these amendments may have on its disclosures.

3.              Divestiture

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

Filterfresh revenues and net income included in the Company’s Unaudited Consolidated Statements of Operations were as follows (dollars in thousands, except per share data):

For the period September 25, 2011 through October 3, 2011 (date of sale)
Net sales	$2,286

Net income	$229
Less income attributable to noncontrolling interests	20
Net income attributable to GMCR	$209

Diluted net income per share	$0.00

After the disposition, the Company continues to sell coffee and brewers to Filterfresh, which prior to the sale of Filterfresh were eliminated and were not reflected in the Unaudited Consolidated Statements of Operations.  The Company’s sales to Filterfresh for the period September 25, 2011 through October 3, 2011 (date of sale) that were eliminated in consolidation were $0.6 million.

4.              Segment Reporting

The Company has historically managed its operations through three business segments: the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and CBU.  The Company announced on May 8, 2013, that effective May 8, 2013, the SCBU and KBU segments were combined to bring greater organizational efficiency and coordination across the Company.  Due to this combination, the results of the SCBU and KBU segments will be reported as a consolidated segment beginning in the third quarter of fiscal 2013, and prior periods will be recast.

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

CBU sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® packs, and coffee in more traditional packaging such as bags, cans and fractional packs, and under a variety of brands.  The varieties are sold primarily to supermarkets, club stores and, through office coffee services to offices, convenience stores and restaurants throughout Canada.  In addition, CBU sells the Keurig® K-Cup® Single Cup Brewing system, accessories and coffee, tea, and other beverages in K-Cup® packs to retailers, department stores and mass merchandisers in Canada for the AH channels.  CBU also manufactures brewing equipment and is responsible for all of the Company’s coffee brand sales in the grocery channel in Canada.  The CBU segment included Filterfresh through October 3, 2011, the date of sale (see Note 3, Divestitures).

Management evaluates the performance of the Company’s operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Operating income represents gross profit less selling, operating, general and administrative expenses.  The Company’s manufacturing operations occur within the SCBU and CBU segments, however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including accounting and information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are recorded in the “Corporate” segment.  Corporate expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate expenses also include depreciation for corporate headquarters, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, certain corporate legal expenses and compensation of the Board of Directors.

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

Effective for fiscal 2013, the Company changed its measure for reporting segment profitability and for evaluating segment performance and the allocation of Company resources from income before taxes to operating income.  Historically, the Company has disclosed each operating and reporting segment’s income before taxes to report segment profitability.  Segment disclosures for prior periods have been recast to reflect operating income by segment in place of income before taxes.

Sales between operating segments are transacted at cost.  As a result, intersegment sales have no impact on operating income and the Company no longer discloses intersegment sales.  Net sales for the thirteen and twenty-six weeks ended March 30, 2013 and comparative historical periods include only net sales to external customers.

Effective at the beginning of fiscal year 2013, the Company consolidated the AFH selling teams in the United States from the SCBU segment and the KBU segment into one organization and implemented a team approach to customers who purchase significant volumes of both brewers and single serve packs.  Due to the consolidation, the results of the AFH channel are now reported in the SCBU segment.  The Company did not change its operating or reportable segments and the management structure remains the same with the President of each business unit reporting directly to our Chief Executive Officer.  Prior periods were not recast as the changes resulting from the consolidation of the AFH channel in the SCBU segment did not materially affect the trends in asset balances or in reported results for either SCBU or KBU for any quarterly or year-to-date period.  The AFH net sales reported in the KBU segment for thirteen and twenty-six weeks ended March 24, 2012 was approximately $18.7 million and $43.2 million, respectively.  The AFH operating income reported in the KBU segment for the thirteen and twenty-six weeks ended March 24, 2012 was approximately $0.8 million and $4.2 million, respectively.

The following tables summarize selected financial data for segment disclosures for the thirteen and twenty-six weeks ended March 30, 2013 and March 24, 2012:

	Thirteen weeks ended March 30, 2013
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Net sales	$517,460	$348,135	$139,197	$—	$—	$1,004,792

Operating income (loss)	$163,453	$66,815	$19,122	$(37,286)	$—	$212,104

Total assets	$1,478,110	$935,518	$1,098,463	$759,060	$(780,941)	$3,490,210

Stock compensation	$1,542	$1,132	$930	$5,358	$—	$8,962

Interest expense	$928	$387	$741	$2,388	$(630)	$3,814

Property additions	$14,579	$13,153	$4,930	$22,044	$—	$54,706

Depreciation and amortization	$31,503	$7,097	$16,279	$535	$—	$55,414

	Thirteen weeks ended March 24, 2012
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Net sales	$385,263	$362,844	$136,945	$—	$—	$885,052

Operating income (loss)	$97,016	$49,878	$12,281	$(9,582)	$—	$149,593

Total assets	$1,383,754	$716,069	$1,129,883	$653,369	$(573,868)	$3,309,207

Stock compensation	$1,146	$1,105	$800	$2,642	$—	$5,693

Interest expense	$—	$—	$—	$6,042	$—	$6,042

Property additions	$106,354	$8,599	$8,280	$23,825	$—	$147,058

Depreciation and amortization(1)	$21,306	$5,517	$14,955	$1	$—	$41,779

(1)         Reported segment depreciation and amortization has been revised to reflect depreciation expense for Information Systems Technology (“IST”) equipment that was allocated to operating segments in each segment’s income before taxes.  In the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012, filed on May 2, 2012, IST equipment depreciation expense was appropriately allocated, recorded and reported on a consolidated basis and in each operating segment’s income before taxes; however, on the depreciation and amortization line, IST equipment depreciation of $4.9 million that should have been reported under the operating segments was reported in the Corporate segment.  The historical issues with the depreciation and amortization lines did not impact the segment reporting for any other line items, including operating income.  Management believes the revision to operating segments’ depreciation and amortization was not material.

	Twenty-six weeks ended March 30, 2013
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Net Sales	$1,042,017	$955,513	$346,321	$—	$—	$2,343,851

Operating income (loss)	$315,373	$100,270	$44,351	$(65,449)	$—	$394,545

Total assets	$1,478,110	$935,518	$1,098,463	$759,060	$(780,941)	$3,490,210

Stock compensation	$3,173	$2,020	$1,355	$8,524	$—	$15,072

Interest expense	$2,073	$387	$1,845	$6,580	$(1,341)	$9,544

Property additions	$54,280	$25,089	$9,241	$36,822	$—	$125,432

Depreciation and amortization	$64,475	$13,117	$32,437	$730	$—	$110,759

	Twenty-six weeks ended March 24, 2012
	(Dollars in thousands)
	SCBU	KBU	CBU	Corporate	Eliminations	Consolidated
Net Sales	$753,850	$964,314	$325,104	$—	$—	$2,043,268

Operating income (loss)	$188,463	$97,091	$37,782	$(27,905)	$—	$295,431

Total assets	$1,383,754	$716,069	$1,129,883	$653,369	$(573,868)	$3,309,207

Stock compensation	$2,261	$1,875	$1,125	$3,948	$—	$9,209

Interest expense	$—	$—	$—	$12,505	$—	$12,505

Property additions	$193,783	$15,652	$25,415	$32,937	$—	$267,787

Depreciation and amortization(1)	$39,038	$10,473	$29,330	$2	$—	$78,843

(1)         Reported segment depreciation and amortization has been revised to reflect depreciation expense for IST equipment that was allocated to operating segments in each segment’s income before taxes.  In the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012, filed on May 2, 2012, IST equipment depreciation expense was appropriately allocated, recorded and reported on a consolidated basis and in each operating segment’s income before taxes; however, on the depreciation and amortization line, IST equipment depreciation of $9.1 million for the twenty-six weeks ended March 24, 2012 that should have been reported under the operating segments was reported in the Corporate segment.  The historical issues with the depreciation and amortization lines did not impact the segment reporting for any other line items, including operating income.  Management believes the revision to operating segments’ depreciation and amortization was not material.

The following table reconciles the total segment operating income to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Operating income	$212,104	$149,593	$394,545	$295,431
Other income, net	227	669	415	1,360
Gain (loss) on financial instruments, net	3,471	(2,112)	4,575	(3,246)
(Loss) gain on foreign currency, net	(6,115)	3,613	(8,794)	6,299
Gain on sale of subsidiary	—	—	—	26,311
Interest expense	(3,814)	(6,042)	(9,544)	(12,505)
Income before income taxes	$205,873	$145,721	$381,197	$313,650

5.              Inventories

Inventories consisted of the following (in thousands) as of:

	March 30, 2013	September 29, 2012
Raw materials and supplies	$176,752	$229,927
Finished goods	410,529	538,510
	$587,281	$768,437

At March 30, 2013, the Company had approximately $272.2 million in green coffee purchase commitments, of which approximately 87% had a fixed price.  These commitments primarily extend through fiscal 2014.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.47 per pound at March 30, 2013.  In addition to its green coffee commitments, the Company had approximately $201.0 million in fixed price brewer and related accessory purchase commitments and $531.5 million in production raw material commitments at March 30, 2013.  The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of March 30, 2013, minimum future inventory purchase commitments are as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
Remainder of 2013	$476,311
2014	150,184
2015	104,291
2016	109,879
2017	84,465
Thereafter	79,577
$1,004,707

In order to ensure a continuous supply of high quality raw materials some of the Company’s inventory purchase obligations include long-term purchase commitments for certain strategic raw materials critical for the manufacture of single serve packs.

6.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	March 30, 2013	September 29, 2012
Production equipment	1-15	$607,852	$544,491
Coffee service equipment	3-7	68,816	63,722
Computer equipment and software	1-6	140,528	111,441
Land	Indefinite	11,578	11,740
Building and building improvements	4-30	125,620	83,172
Furniture and fixtures	1-15	32,392	28,477
Vehicles	4-5	10,663	10,306
Leasehold improvements	1-20 or remaining life of lease, whichever is less	93,424	72,755
Assets acquired under capital leases	5-15	51,047	51,047
Construction-in-progress		185,521	234,442
Total fixed assets		$1,327,441	$1,211,593
Accumulated depreciation		(350,143)	(267,297)
		$977,298	$944,296

Assets acquired under capital leases, net of accumulated depreciation, were $44.6 million and $47.0 million at March 30, 2013 and September 29, 2012, respectively.

Total depreciation and amortization expense relating to all fixed assets was $44.0 million and $30.2 million for the thirteen weeks ended March 30, 2013 and March 24, 2012, respectively.  Total depreciation and amortization expense relating to all fixed assets was $87.8 million and $55.8 million for the twenty-six weeks ended March 30, 2013 and March 24, 2012, respectively.

7.              Goodwill and Intangible Assets

The following represents the change in the carrying amount of goodwill by segment for the twenty-six weeks ended March 30, 2013 (in thousands):

	SCBU	KBU	CBU	Total
Balance at September 29, 2012	$296,979	$72,374	$438,723	$808,076
Foreign currency effect	—	—	(14,671)	(14,671)
Balance at March 30, 2013	$296,979	$72,374	$424,052	$793,405

Indefinite-lived intangible assets included in the CBU operating segment consisted of the following (in thousands) as of:

	March 30, 2013	September 29, 2012
Trade names	$98,958	$102,381

Intangible Assets Subject to Amortization

Definite-lived intangible assets consisted of the following (in thousands) as of:

		March 30, 2013		September 29, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$21,612	$(16,277)	$21,622	$(15,433)
Customer and roaster agreements	8-11	27,068	(18,257)	27,323	(16,796)
Customer relationships	2-16	418,924	(95,681)	430,178	(79,168)
Trade names	9-11	37,410	(11,536)	38,000	(9,785)
Non-compete agreements	2-5	374	(354)	374	(344)
Total		$505,388	$(142,105)	$517,497	$(121,526)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $11.4 million and $11.5 million for the thirteen weeks ended March 30, 2013 and March 24, 2012, respectively.  Total amortization expense was $22.9 million and $23.0 million for the twenty-six weeks ended March 30, 2013 and March 24, 2012, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2013, for each of the next five years and thereafter, is as follows (in thousands):

Remainder of 2013	$22,910
2014	44,708
2015	43,157
2016	42,451
2017	41,056
2018	41,056
Thereafter	127,945

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

As the Company has grown, it has added significantly to its product testing, quality control infrastructure and overall quality processes.  Nevertheless, as the Company continues to innovate, and its products become more complex, both in design and componentry, product performance may modulate, causing warranty rates to possibly fluctuate going forward.  As a result, future warranty claims rates may be higher or lower than the Company is currently experiencing and for which the Company is currently providing in its warranty reserve.

The changes in the carrying amount of product warranties for the thirteen and twenty-six weeks ended March 30, 2013 and March 24, 2012 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Balance, beginning of period	$24,356	$26,055	$20,218	$14,728
Provision charged to income	(3,805)	11,773	7,186	35,820
Usage	(6,095)	(12,088)	(12,948)	(24,808)
Balance, end of period	$14,456	$25,740	$14,456	$25,740

For the thirteen and twenty-six weeks ended March 30, 2013, the Company recorded recoveries of $0.3 million and $0.6 million, respectively.  For the thirteen and twenty-six weeks ended March 24, 2012 the Company recorded recoveries of $8.1 million.  The recoveries are under an agreement with a supplier and are recorded as a reduction of warranty expense.  The recoveries are not reflected in the provision charged to income in the table above.

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

The changes in the liability and temporary equity attributable to redeemable NCIs for the twenty-six weeks ended March 30, 2013 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 29, 2012	$4,928	$9,904
Net income	267	245
Adjustment to redemption value	448	1,219
Cash distributions	(199)	(350)
Other comprehensive loss	(177)	(334)
Balance at March 30, 2013	$5,267	$10,684

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

The Company designates these contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss).  The gain or loss on these instruments is reclassified from other comprehensive income (“OCI”) into earnings in the same period or periods during which the hedged transaction affects earnings.  If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At March 30, 2013, the Company has approximately 3 years remaining on a CDN $120.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and twenty-six weeks ended March 30, 2013 was $0.4 million and $0.9 million, respectively.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and twenty-six weeks ended March 24, 2012 was $0.4 million and $0.9 million, respectively.

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

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	March 30, 2013	September 29, 2012	Balance Sheet Classification
Derivatives designated as hedges:
Cash Flow Hedges:
Interest rate swaps	$(7,349)	$(9,019)	Other current liabilities
Coffee futures	(114)	(342)	Other current liabilities
	$(7,463)	$(9,361)

Derivatives not designated as hedges:
Cross currency swap	$(2,667)	$(7,242)	Other current liabilities
	$(2,667)	$(7,242)

Total	$(10,130)	$(16,603)

The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Cash Flow Hedges:
Interest rate swaps	$638	$(80)	$1,670	$1,486
Coffee futures	(50)	(1,779)	(948)	(2,216)
Total	$588	$(1,859)	$722	$(730)

The following table summarizes the amount of losses, gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012	Location of Losses Reclassified from OCI into Income
Coffee Futures	$(379)	$(85)	$(728)	$(334)	Cost of sales
Total	$(379)	$(85)	$(728)	$(334)

The Company expects to reclassify $0.5 million of net losses, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the thirteen weeks ended March 30, 2013 and March 24, 2012 (in thousands):

	Thirteen weeks ended
	March 30, 2013		March 24, 2012
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of Gain (Loss) Recognized in Income on Derivative
Foreign currency forwards contracts	$(10)	$10	$—	$—	(Loss) gain on foreign currency, net

The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the twenty-six weeks ended March 30, 2013 and March 24, 2012 (in thousands):

	Twenty-six weeks ended
	March 30, 2013		March 24, 2012
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of Gain (Loss) Recognized in Income on Derivative
Foreign currency forwards contracts	$(10)	$10	$(29)	$29	(Loss) gain on foreign currency, net

Net gains (losses) on financial instruments not designated as hedges for accounting purposes recorded in gain (loss) on financial instruments, net, is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Net gain (loss) on cross currency swap	$3,471	$(2,076)	$4,575	$(3,213)
Net gain on interest rate cap	—	(36)	—	(33)
Total	$3,471	$(2,112)	$4,575	$(3,246)

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

The following table summarizes the fair values and the levels used in fair value measurements as of March 30, 2013 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(7,349)	$—
Cross currency swap	—	(2,667)	—
Coffee futures	—	(114)	—
Total	$—	$(10,130)	$—

The following table summarizes the fair values and the levels used in fair value measurements as of September 29, 2012 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(9,019)	$—
Cross currency swap	—	(7,242)	—
Coffee futures	—	(342)	—
Total	$—	$(16,603)	$—

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

As of March 30, 2013, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $282.7 million and $473.7 million as of March 30, 2013 and September 29, 2012, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days, as well as the fact that the Company’s credit rating has remained stable.

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

As of March 30, 2013, the Company had a $17.7 million state capital loss carryforward and an $11.5 million state net operating loss carryforward available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but that the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits as of March 30, 2013 and September 29, 2012 was $21.7 million and $24.0 million, respectively.  The amount of unrecognized tax benefits at March 30, 2013 that would impact the effective tax rate if resolved in favor of the Company is $18.2 million.  As a result of prior acquisitions, the Company is indemnified for $14.1 million of the total reserve balance, and the indemnification is capped at CDN $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications have expiration dates through June 2015.

As of March 30, 2013 and September 29, 2012, accrued interest and penalties of $1.7 million and $0.6 million, respectively, were included in the Unaudited Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  The Company released $2.2 million of unrecognized tax benefits in the second quarter of fiscal 2013 and expects to release an additional $1.5 million during the remainder of fiscal 2013 due to the expiration of the statute of limitations.

In the normal course of business, the Company is subject to tax examinations by taxing authorities both inside and outside of the United States.  The Company is currently being examined by the Internal Revenue Service for its fiscal year ended September 25, 2010.  With some exceptions, the Company is generally no longer subject to examinations with respect to returns filed for fiscal years prior to 2006.

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

The following table summarizes the shares acquired under the program:

	Twenty-six weeks ended
	March 30, 2013	Fiscal 2012	Total
Number of shares acquired	4,864,593	3,120,700	7,985,293
Average price per share of acquired shares	$25.84	$24.50	$25.32
Total cost of acquired shares (in thousands)	$125,681	$76,470	$202,151

Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands) for the twenty-six weeks ended March 30, 2013:

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2012	$(5,792)	$15,992	$10,200
Current period other comprehensive income (loss)	865	(20,844)	(19,979)
Balance at March 30, 2013	$(4,927)	$(4,852)	$(9,779)

The unfavorable translation adjustment change during the twenty-six weeks ended March 30, 2013 was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  See also Note 10, Derivative Financial Instruments.

14.       Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the twenty-six weeks ended March 30, 2013 and March 24, 2012:

	Twenty-six weeks ended
	March 30, 2013	March 24, 2012
Average expected life	6 years	6 years
Average volatility	81%	67%
Dividend yield	—	—
Risk-free interest rate	1.02%	1.39%
Weighted average fair value	$31.02	$32.93

Restricted Stock Units and Other Awards

The Company awards restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to eligible employees (“Grantee”) which entitle a Grantee to receive shares of the Company’s common stock.  RSUs and PSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting.  RSAs are awards of common stock that are restricted until the shares vest.  In general, RSUs and RSAs vest based on a Grantee’s continuing employment.  The vesting of PSUs is conditioned on the achievement of both a Grantee’s service and the Company’s performance requirements.  The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense for RSUs and RSAs is recognized ratably over a Grantee’s service period.  Compensation expense for PSUs is also recognized over a Grantee’s service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved.  The assessment of the probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change.  In addition, the Company awards deferred cash awards (“DCAs”), to Grantees which entitle a Grantee to receive cash paid over time upon vesting.  The vesting of DCAs is conditioned on the achievement of a Grantee’s continued employment.  All awards are reserved for issuance under the Company’s 2006 Incentive Plan and vest over periods determined by the Board of Directors, generally in the range of three to four years for RSUs, RSAs and DCAs, and three years for PSUs.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the twenty-six weeks ended March 30, 2013 and March 24, 2012:

	Twenty-six weeks ended
	March 30, 2013	March 24, 2012
Average expected life	6 months	6 months
Average volatility	114%	53%
Dividend yield	—	—
Risk-free interest rate	0.14%	0.03%
Weighted average fair value	$10.82	$13.98

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $9.0 million and $5.7 million for the thirteen weeks ended March 30, 2013 and March 24, 2012, respectively; and $15.1 million and $9.2 million for the twenty-six weeks ended March 30, 2013 and March 24, 2012, respectively.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan (“Plan”) which allows participants to defer compensation until a future date.  Only directors and certain highly compensated employees of the Company selected by the Company’s Board of Directors are eligible to participate in the Plan.  Compensation expense recorded under the Plan was $0.1 million and $0.04 million for the thirteen weeks ended March 30, 2013 and March 24, 2012, respectively; and $0.1 million for each of the twenty-six weeks ended March 30, 2013 and March 24, 2012.

15.       Legal Proceedings

On October 1, 2010, Keurig, Incorporated, a wholly-owned subsidiary of the Company (“Keurig”), filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers.  On September 13, 2012, the District Court rendered a summary judgment decision in favor of Sturm on the patent side of the suit.  Keurig has since appealed to the United States Federal Circuit Court of Appeals the District Court’s summary judgment decision, and that appeal is currently pending.  Separately, on February 19, 2013, Keurig and Sturm entered into a settlement agreement with respect to the trademark infringement, false advertising, and other claims at issue in the suit, all of which have now been dismissed.  The settlement agreement did not materially impact our consolidated financial results of operations.

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

Securities and Exchange Commission (“SEC”) Inquiry

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

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010.  The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class.  On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel.  On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice.  Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Briefing on defendants’ motions to dismiss was completed on August 29, 2012.  On March 20, 2013, the court granted defendants’ motions to dismiss the amended complaint and dismissed the amended complaint with prejudice.  On April 19, 2013, the plaintiffs filed a notice appealing the court’s ruling to the United States Court of Appeals for the Second Circuit.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint does not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and the briefing of their motions is to be completed on June 12, 2013.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions is to be completed on May 17, 2013.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  As a result of the ruling in the Horowitz putative securities fraud class action, the temporary stay in the consolidated action has been lifted and the parties are to propose a scheduling order for the action by May 10, 2013.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County and is premised on the same allegations alleged in the Horowitz putative securities fraud class action.  The complaint is asserted nominally on behalf of the Company against certain of its directors and officers.  The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  The complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  As a result of the federal court’s ruling in the Horowitz putative securities fraud class action, the temporary stay has been lifted and the parties are to propose a scheduling order for the action.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

16.       Related Party Transactions

The Company, from time to time, uses travel services provided by Heritage Flight, a charter air services company owned by Robert Stiller, who serves on the Company’s Board of Directors.  The Company incurred no expenses for Heritage Flight travel services for the thirteen weeks ended March 30, 2013, and $0.2 million during the thirteen weeks ended  March 24, 2012.  During the twenty-six weeks ended March 30, 2013 and March 24, 2012, the Company incurred expenses of $0.2 million and $0.4 million, respectively.

Effective January 1, 2013, the Company entered into a license agreement with Creamer Nation, LLC, an affiliate of Dean Foods (the “Creamer Agreement”).  The Creamer Agreement provides Creamer Nation, LLC with a four-year exclusive license to use the Green Mountain Coffee® brand in connection with refrigerated and shelf stable multi serve and single serve iced coffees and iced lattes and dairy and non-dairy creamers for sale in grocery, convenience, mass merchandise, and club channels.  The Creamer Agreement grants a similar license for the Tully’s® brand on a non-exclusive basis for a three-year term.  The Company will receive royalty income from Creamer Nation, LLC on sales of the licensed products.  Barbara Carlini, an employee of Dean Foods, serves on the Company’s Board of Directors.

17.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$132,421	$93,031	$240,004	$197,445
Denominator:
Basic weighted average shares outstanding	148,774,443	155,049,294	149,044,980	154,876,465
Effect of dilutive securities	3,535,610	4,325,251	3,505,180	4,491,677
Diluted weighted average shares outstanding	152,310,053	159,374,545	152,550,160	159,368,142

Basic net income per common share	$0.89	$0.60	$1.61	$1.27
Diluted net income per common share	$0.87	$0.58	$1.57	$1.24

For the thirteen weeks ended March 30, 2013 and March 24, 2012, shares related to equity-based compensation of 953,000 and 417,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the twenty-six weeks ended March 30, 2013 and March 24, 2012, shares related to equity-based compensation of 1,101,000 and 386,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs and, in the long-term, globally.  As part of this strategy, we work to sell our at-home (“AH”) brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable single serve packs.  In addition, we have license agreements with Breville Group Limited (producer of Breville® brand coffeemakers), Sunbeam Products Inc. (producer of Mr. Coffee® brand coffeemakers), and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems which includes both the K-Cup® and the Vue® brewers and related single serve packs.  In the second fiscal quarter of 2013, approximately 92% of our consolidated net sales were attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories.

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

Our business relationships with participating brands are generally established through licensing or manufacturing arrangements.

Under licensing arrangements, we license the right to manufacture, distribute and sell the finished products through our distribution channels using the brand owners’ marks.  For the right to use a brand owner’s mark, we pay a royalty to the brand owner based on our sales of finished products that contain the brand owner’s mark.

Under manufacturing arrangements, we manufacture finished beverage products using raw materials sourced by us or provided by the brand owner.  In both instances, once the manufacturing process is complete, we sell the finished product either to the brand owner or to our customers.  Under certain manufacturing arrangements, our sole customer is the brand owner and we are prohibited from selling the beverage products to other types of customers through our distribution channels.  Under other manufacturing arrangements, in addition to manufacturing the beverage for sale to the brand owner, we have the right to sell the beverages using the brand owner’s marks in certain of our channels through a licensing arrangement, as described above.

No individual licensing or manufacturing arrangement (including arrangements covering multiple brands) has generated net sales that have been significant to our consolidated net sales (i.e., no arrangement has accounted for more than 10% of our consolidated net sales in any period).  We analyze the impact of each arrangement on consolidated net sales on an individual basis.  We have determined that it is unlikely that we would lose our licensing or manufacturing rights to multiple brands at the same time.  Each of our licensing and manufacturing arrangements are separately negotiated with unrelated parties, and each has distinct terms and conditions, including the duration of agreement and termination rights.  Further, based upon the number of business relationships as well as the depth of our owned-brands, it is our belief that no individual business relationship is critical to the execution of our growth strategy.

We are also focused on continued innovation with our owned-brands, both in single serve brewing systems and other single serve beverages.  Some of our recent initiatives include:

•                  An expansion of our Keurig® Single Cup Brewing system to include Keurig® Vue® brewers and related Vue® packs; and

•                  A launch of the Keurig® Rivo™ Cappuccino and Latte System and Rivo™ pack espresso blend varieties (collectively the “Rivo™ System”), in partnership with Luigi Lavazza S.p.A. (“Lavazza”).

Management is focused on executing our growth strategy to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs.

For the second fiscal quarter of 2013, our net sales of $1,004.8 million represented growth of 14% over the second fiscal quarter of 2012 (“the prior year period”).  Gross profit for the second fiscal quarter of fiscal 2013 was $415.1 million, or 41.3% of net sales, as compared to $313.0 million, or 35.4% of net sales for the prior year period.  For the second fiscal quarter of 2013, selling, operating, and general and administrative expenses (“SG&A”) increased 24.2% to $203.0 million from $163.4 million for the prior year period.  As a percentage of sales, SG&A expenses increased to 20.2% in the second fiscal quarter of 2013 from 18.5% in the prior year period.  Our operating margin improved to 21.1% in the second fiscal quarter of 2013 from 16.9% in the prior year period.

We continually monitor all costs, including coffee, as we review our pricing structure as cyclical swings in commodity markets are common.  The recent years have seen significant volatility in the “C” price of coffee (i.e., the price per pound quoted by the Intercontinental Exchange).  We expect coffee prices to remain volatile in the coming years.  To help mitigate this volatility, we generally fix the price of our coffee contracts for approximately three fiscal quarters, and at times four fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required.

We offer a one-year warranty on all Keurig® Single Cup Brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized.  In addition, sales of Keurig® Single Cup Brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  We are continuing to experience warranty claims at a lower rate than the average rates experienced over each of the prior two years, which had related primarily to a component failing at higher-than-anticipated rates in the later stage of the warranty life.  We believe that the lower rates are the result of improvements made in units produced since mid-2011 that incorporated an updated component that improved later-stage performance.  Our analysis of these claims remains consistent with its previous diagnosis of a later-stage performance issue caused by a component failing at higher-than-anticipated rates.  We have incorporated the impact of this recent improvement in the rate of warranty claims into our estimates used in the reserve for product warranty costs.  We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate, and our products become more complex, both in design and componentry, product performance may modulate, causing warranty or sales returns rates to possibly fluctuate going forward.  As a result, future warranty claims rates may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

We generated $604.7 million in cash from operating activities during the twenty-six weeks ended March 30, 2013 as compared to $370.2 million during the twenty-six weeks ended March 24, 2012.  During the twenty-six weeks ended March 30, 2013 we primarily used cash generated from operating activities to reduce our borrowings under long-term debt obligations by $188.3 million, fund capital expenditures of $148.3 million and repurchase shares of our common stock for $125.7 million.

We consistently analyze our short-term and long-term cash requirements to continue to grow the business.  We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

We announced that effective May 8, 2013, we combined the SCBU and KBU segments.  This change is not intended to reduce our workforce or operational facilities but rather to bring greater organizational efficiency and coordination across the Company.

Business Segments

We have historically managed our operations through three operating segments: the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit (“CBU”).  Effective May 8, 2013, we combined the SCBU and KBU segments to bring greater organizational efficiency and coordination across the Company.  Due to the combination, the results of the SCBU and KBU segments will be reported as one consolidated segment beginning in the third quarter of fiscal 2013, and prior periods will be recast.  See Note 4, Segment Reporting, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

We evaluate the performance of our operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Operating income represents gross profit less selling, operating, general and administrative expenses.  Our manufacturing operations occur within the SCBU and CBU segments; however, the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized, but currently maintain some centralization through an enterprise shared services group.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including accounting and information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are recorded in the “Corporate” segment.  Corporate expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate expenses also include depreciation for corporate headquarters, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, certain corporate legal expenses and compensation of the Board of Directors.

Effective at the beginning of fiscal year 2013, we changed our measure for reporting segment profitability and for evaluating segment performance and the allocation of our resources from income before taxes to operating income.  Historically, we have disclosed each operating and reporting segment’s income before taxes to report segment profitability.  Segment disclosures for prior periods have been recast to reflect operating income by segment in place of income before taxes.

Effective at the beginning of fiscal year 2013, we consolidated the away-from-home (“AFH”) selling teams in the United States from the SCBU segment and the KBU segment into one organization and implemented a team approach to customers who purchase significant volumes of both brewers and single serve packs.  Due to the consolidation, the results of the AFH channel are now reported in the SCBU segment.  We did not change our operating or reportable segments and our management structure remains the same with the President of each business unit reporting directly to our Chief Executive Officer.  Prior periods were not recast as the changes resulting from the consolidation of the AFH channel in the SCBU segment did not materially affect the trends in asset balances or in reported results for either SCBU or KBU for any quarterly or year-to-date period.  The AFH net sales reported in the KBU segment for thirteen and twenty-six weeks ended March 24, 2012 was approximately $18.7 million and $43.2 million, respectively.  The AFH operating income reported in the KBU segment for the thirteen and twenty-six weeks ended March 24, 2012 was approximately $0.8 million and $4.2 million, respectively.

Basis of Presentation

Included in this presentation are discussions and reconciliations of net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude transaction expenses related to the gain from the sale of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business, or “Filterfresh,” including the effect of any tax benefits resulting from the use of net operating and capital loss carryforwards as a result of the Filterfresh sale; legal and accounting expenses related to the Securities and Exchange Commission (“SEC”) inquiry and pending securities and stockholder derivative class action litigation; and non-cash acquisition-related items such as amortization of identifiable intangibles, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

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

Divestiture

On October 3, 2011, all the outstanding shares of Filterfresh were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash.  Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million.

Prior to October 3, 2011, Filterfresh was reported in the CBU segment.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.7%	64.6%	64.4%	68.2%
Gross profit	41.3%	35.4%	35.6%	31.8%

Selling and operating expenses	12.4%	12.6%	12.7%	12.4%
General and administrative expenses	7.8%	5.9%	6.1%	5.0%
Operating income	21.1%	16.9%	16.8%	14.5%*

Other income, net	0.0%	0.1%	0.0%	0.1%
Gain (loss) on financial instruments, net	0.3%	(0.2)%	0.2%	(0.2)%
(Loss) gain on foreign currency, net	(0.6)%	0.4%	(0.4)%	0.3%
Gain on sale of subsidiary	—%	—%	—%	1.3%
Interest expense	(0.4)%	(0.7)%	(0.4)%	(0.6)%
Income before income taxes	20.5%*	16.5%	16.3%*	15.4%

Income tax expense	(7.3)%	(5.9)%	(6.0)%	(5.7)%
Net income	13.2%	10.5%*	10.3%	9.7%

Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%

Net income attributable to GMCR	13.2%	10.5%	10.2%*	9.7%

* Does not sum due to rounding.

Segment Summary

Net sales and operating income for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
SCBU	$517.5	$385.3	$1,042.1	$753.9
KBU	348.1	362.8	955.5	964.3
CBU	139.2	137.0	346.3	325.1
Total net sales	$1,004.8	$885.1	$2,343.9	$2,043.3

	Operating income (loss) (in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
SCBU	$163.5	$97.0	$315.4	$188.4
KBU	66.8	49.9	100.3	97.1
CBU	19.1	12.3	44.3	37.8
Corporate	(37.3)	(9.6)	(65.5)	(27.9)
Total operating income	$212.1	$149.6	$394.5	$295.4

Thirteen weeks ended March 30, 2013 as compared to the thirteen weeks ended March 24, 2012

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	March 30, 2013	March 24, 2012	$ Increase (Decrease)	% Increase (Decrease)
Single serve packs	$794.0	$655.0	$139.0	21%
Brewers and accessories	126.8	140.2	(13.4)	(10)%
Other products and royalties	84.0	89.9	(5.9)	(7)%
Total net sales	$1,004.8	$885.1	$119.7	14%

Net sales for the second quarter of fiscal 2013 increased by 14% to $1,004.8 million, up from $885.1 million reported in the prior year period.  The primary drivers of the increase in our net sales were a 21%, or $139.0 million, increase in total single serve pack net sales partially offset by a 10%, or $13.4 million, decrease in Keurig® Single Cup Brewer and accessory sales, and a 7%, or $5.9 million, decrease in other products and royalties.

The increase in single serve pack net sales was driven by a 26 percentage point increase in sales volume and was offset by a 5 percentage point decrease due to single serve pack product mix.

SCBU

SCBU segment net sales increased by $132.2 million, or 34%, to $517.5 million in the second quarter of fiscal 2013 as compared to $385.3 million in the prior year period.  The increase is due primarily to a $124.1 million, or 35%, increase related to sales of single serve packs.  The increase in single serve pack sales as compared to the prior year period was primarily related to sales through supermarkets and club stores, and of licensed beverage partner brands.

KBU

KBU segment net sales decreased by $14.7 million, or 4%, to $348.1 million in the second quarter of fiscal 2013 as compared to $362.8 million in the prior year period.  The decrease is due primarily to a $19.4 million, or 16%, decrease related to sales of Keurig® Single Cup Brewers and accessories, partially offset by a $5.8 million, or 2% increase related to sales of single serve packs.

CBU

CBU segment net sales increased by $2.2 million, or 2%, to $139.2 million in the second quarter of fiscal 2013 as compared to $137.0 million in the prior year period.  The increase is due primarily to a $9.1 million, or 14%, increase related to the sale of K-Cup® packs, partially offset by a $5.2 million, or 9%, decrease due primarily to a demand shift from traditional coffee package formats to single serve packs and a $1.7 million or 12% decrease related to sales of Keurig® Single Cup Brewers and accessories.

Gross Profit

Gross profit for the second quarter of fiscal 2013 was $415.1 million, or 41.3% of net sales as compared to $313.0 million, or 35.4% of net sales, in the prior year period.  Gross margin increased approximately (i) 290 basis points due a decrease in green coffee costs in the second quarter of fiscal 2013 compared to the prior year period, (ii) 150 basis points due to lower obsolescence expense of finished goods and raw materials in the second quarter of fiscal 2013 compared to the prior year period, (iii) 140 basis points due to lower labor and overhead manufacturing costs related to the Company’s  manufacturing facilities in the second quarter of fiscal 2013 compared to the prior year period, (iv) 90 basis points due to a sales shift in the Company’s product mix away from the sale of Keurig® Single Cup Brewers that are sold approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, and towards the sales of Keurig® single serve packs in the second quarter of fiscal 2013 compared to the prior year period, and (v) 80 basis points due to the decrease in warranty expense related to the Keurig® Single Cup Brewers in the second quarter of fiscal 2013 compared to the prior year period.  The increase in gross margin was partially offset by a 100 basis point decrease due to a charge related to a non-coffee purchase commitment.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased by 24% to $203.0 million in the second quarter of fiscal 2013 from $163.4 million in the prior year period.  As a percentage of sales, SG&A increased to 20.2% in the second quarter of fiscal 2013 from 18.5% in the prior year period.  The increase in SG&A over the prior year period is primarily attributed to an additional $22.1 million of salaries and related expenses, $5.7 million of advertising, promotions and certain marketing expenses, and $4.7 million of consulting expenses.

Gain (Loss) on Financial Instruments, Net

We recorded $3.5 million in net gains on financial instruments not designated as hedges for accounting purposes during the second quarter of fiscal 2013 as compared to $2.1 million in net losses during the prior year period.  The net gains and losses were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

(Loss) Gain on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the second quarter of fiscal 2013, we incurred a net foreign currency loss of approximately $6.1 million as compared to a net gain of $3.6 million during the prior year period.  The net foreign currency loss and gain primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S.  dollar against the Canadian dollar.

Interest Expense

Interest expense was $3.8 million in the second quarter of fiscal 2013, as compared to $6.0 million in the prior year period.  The decrease in interest expense was primarily due to lower average outstanding debt in the second quarter of fiscal 2013 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 35.6% for the second quarter of fiscal 2013 as compared to a 36.0% effective tax rate for the prior year period.  The effective tax rate for the prior year period was impacted primarily by a discrete item related to a $3.9 million provision-to-filed adjustment for the Company’s Canadian subsidiary.  The lower effective tax rate for the second quarter of fiscal 2013 was due primarily to discrete items including a $2.9 million research and development credit catch-up adjustment from fiscal 2012 due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, and the release of a $2.2 million uncertain tax position on which the statute of limitations had expired.  We expect our fiscal 2013 annual effective tax rate to be approximately 37%.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the second quarter of fiscal 2013 was $132.4 million, an increase of $39.4 million or 42%, as compared to $93.0 million in the prior year period.

Non-GAAP net income (when excluding non-cash related items such as amortization of identifiable intangibles and legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation) increased 39% to $140.9 million for the second quarter of fiscal 2013 from $101.7 million non-GAAP net income in the prior year period.

Diluted EPS was $0.87 per share in the second quarter of fiscal 2013, as compared to $0.58 per share in the prior year period.

Non-GAAP diluted EPS was $0.93 per share in the second quarter of fiscal 2013, as compared to $0.64 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended March 30, 2013 and March 24, 2012 (in thousands, except per share data):

	Thirteen weeks ended
	March 30, 2013	March 24, 2012
Net income attributable to GMCR	$132,421	$93,031
After tax:
Expenses related to SEC inquiry (1)	672	713
Amortization of identifiable intangibles (2)	7,826	7,933
Non-GAAP net income attributable to GMCR	$140,919	$101,677

	Thirteen weeks ended
	March 30, 2013		March 24, 2012
Diluted income per share	$0.87		$0.58
After tax:
Expenses related to SEC inquiry (1)	0.00		0.00
Amortization of identifiable intangibles (2)	0.05		0.05
Non-GAAP net income per share	$0.93	*	$0.64	*

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $0.4 million for each of the thirteen weeks ended March 30, 2013 and March 24, 2012, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 15, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.6 million for each of the thirteen weeks ended March 30, 2013 and March 24, 2012, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

Twenty-six weeks ended March 30, 2013 as compared to the twenty-six weeks ended March 24, 2012

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Twenty-six weeks ended
	March 30, 2013	March 24, 2012	$ Increase (Decrease)	% Increase (Decrease)
Single serve packs	$1,657.7	$1,370.7	$287.0	21%
Brewers and accessories	504.1	470.6	33.5	7%
Other products and royalties	182.1	202.0	(19.9)	(10)%
Total net sales	$2,343.9	$2,043.3	$300.6	15%

Net sales for the twenty-six weeks ended March 30, 2013 (the “2013 YTD period”) increased 15% to $2,343.9 million, up from $2,043.3 million reported for the twenty-six weeks ended March 24, 2012 (“the  prior YTD period”).  The primary drivers of the increase in our net sales were a 21%, or $287.0 million, increase in total single serve pack net sales and a 7%, or $33.5 million, increase in Keurig® Single Cup Brewer and accessory sales, offset by a 10%, or $19.9 million, net decrease in other products and royalties.

The increase in single serve pack net sales was driven by a 26 percentage point increase in sales volume, and was offset by a 5 percentage point decrease due to single serve pack product mix.

SCBU

SCBU segment net sales increased by $288.2 million, or 38%, to $1,042.1 million in the 2013 YTD period as compared to $753.9 million in the prior YTD period.  The increase is due primarily to a $269.5 million, or 40%, increase related to sales of K-Cup® packs.

KBU

KBU segment net sales decreased by $8.8 million, or 1%, to $955.5 million in the 2013 YTD period as compared to $964.3 million in the prior year YTD period.  The decrease is due primarily to a $6.3 million, or 1%, decrease related to sales of single serve packs.

CBU

CBU segment net sales increased by $21.2 million, or 7%, to $346.3 million in the 2013 YTD period, as compared to $325.1 million in the prior YTD period.  The increase is due primarily to a $23.8 million, or 18%, increase related to the sales of single serve packs, and a $10.5 million, or 19%, increase related to sales of Keurig® Single Cup Brewers and accessories, partially offset by a $13.1 million, or 10%, decrease due primarily to a demand shift from traditional coffee package formats to single serve packs.

Gross Profit

Gross profit for the 2013 YTD period was $834.3 million, or 35.6% of net sales, as compared to $649.6 million, or 31.8% of net sales, in the prior year period.  Gross margin increased approximately (i) 190 basis points due to a decrease in green coffee costs in the 2013 YTD period compared to the prior YTD period, (ii) 110 basis points due to the decrease in warranty related expenses in the 2013 YTD period compared to the prior YTD period, (iii) 90 basis points due to lower obsolescence expense of finished goods and raw materials in the 2013 YTD period compared to the prior YTD period, (iv) 50 basis points due to a sales shift in the Company’s product mix away from the sale of Keurig® Single Cup Brewers that are sold approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, and towards the sales of Keurig® single serve packs in the 2013 YTD period compared to the prior YTD period, and (v) 50 basis points due to lower sales returns primarily related to Keurig® Single Cup Brewers in the 2013 YTD period compared to the prior YTD period.  The increase in gross margin was partially offset by a 50 basis point decrease due to a charge related to a non-coffee purchase commitment.

Selling, Operating, General and Administrative Expenses

SG&A increased 24% to $439.8 million in the 2013 YTD period from $354.2 million in the prior YTD period.  As a percentage of sales, SG&A expenses increased to 18.8% in the 2013 YTD period from 17.3% in the prior YTD period.  The increase in SG&A over the prior year period is primarily attributed to an additional $38.2 million of salaries and related expenses, $27.8 million of advertising, promotions and certain marketing expenses, and $5.4 million of consulting expenses.

Gain (Loss) on Financial Instruments

We recorded $4.6 million in net gains on financial instruments not designated as hedges for accounting purposes during the 2013 YTD period as compared to $3.2 million in net losses during the prior YTD period.  For both the 2013 and prior YTD periods, the net gains and losses were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

(Loss) Gain on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the 2013 YTD period, we incurred a net foreign currency loss of $8.8 million as compared to a net gain of $6.3 million during the prior YTD period.  The net foreign currency loss and gain were primarily attributable to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Gain on Sale of Subsidiary

On October 3, 2011, we sold all the outstanding shares of the Filterfresh business resulting in a gain of $26.3 million.

Interest Expense

Interest expense was $9.5 million in the 2013 YTD period, as compared to $12.5 million in the prior YTD period.  The decrease in interest expense was primarily due to lower average outstanding debt during the twenty-six weeks ended March 30, 2013 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 36.9% for both the 2013 YTD and prior YTD periods.  We expect our fiscal 2013 annual effective tax rate to be approximately 37%.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the 2013 YTD period was $240.0 million, an increase of $42.6 million or 22%, as compared to $197.4 million in the prior YTD period.

Non-GAAP net income (when excluding non-cash related items such as amortization of identifiable intangibles, legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation, and the gain from the sale of Filterfresh) increased 30% to $256.9 million for the 2013 YTD period from $197.7 million non-GAAP net income in the prior YTD period.

Diluted EPS was $1.57 per share in the 2013 YTD period, as compared to $1.24 per share in the prior YTD period.

Non-GAAP diluted EPS was $1.68 per share in the 2013 YTD period, as compared to $1.24 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the twenty-six weeks ended March 30, 2013 and March 24, 2012 (in thousands, except per share data):

	Twenty-six weeks ended
	March 30, 2013	March 24, 2012
Net income attributable to GMCR	$240,004	$197,445
After tax:
Expenses related to SEC inquiry (1)	1,116	1,130
Amortization of identifiable intangibles (2)	15,777	15,782
Gain on sale of subsidiary (3)	—	(16,685)
Non-GAAP net income attributable to GMCR	$256,897	$197,672

	Twenty-six weeks ended
	March 30, 2013	March 24, 2012
Diluted income per share	$1.57	$1.24
After tax:
Expenses related to SEC inquiry (1)	0.01	0.01
Amortization of identifiable intangibles (2)	0.10	0.10
Gain on sale of subsidiary (3)	—	(0.10)
Non-GAAP net income per share	$1.68	$1.24	*

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $0.6 million and $0.7 million for the twenty-six weeks ended March 30, 2013 and March 24, 2012, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 15, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $7.2 million for each of the twenty-six weeks ended March 30, 2013 and March 24, 2012, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(3)         Represents the gain recognized on the sale of Filterfresh, net of income taxes of $9.6 million.  Income taxes were calculated at our effective tax rate.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities and borrowings under our credit facilities and capital lease and financing obligations.  At March 30, 2013, we had $350.8 million in outstanding debt, and capital lease and financing obligations, $221.2 million in cash and cash equivalents and $763.2 million of working capital (including cash).  At September 29, 2012, we had $531.5 million in outstanding debt and capital lease and financing obligations, $58.3 million in cash and cash equivalents and $803.0 million of working capital (including cash).

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization, provision for sales returns and excess tax benefits from equity-based compensation plans.

Net cash provided by operating activities during the twenty-six weeks ended March 30, 2013 was $604.7 million as compared to $370.2 million for the same period last year.  We generated $240.5 million in net income for the twenty-six weeks ended March 30, 2013.  Significant non-cash items consisted of $110.8 million in depreciation and amortization and $58.8 million provision for sales returns.  Other significant changes in assets and liabilities affecting net cash provided by operating activities were a decrease in inventories of $177.7 million and a $19.2 million increase in income tax payable (net).

Investing Activities:

Investing activities primarily include capital expenditures for equipment and building improvements.

Capital expenditures were $148.3 million for the twenty-six weeks ended March 30, 2013 as compared to $204.6 million for the comparable prior year period.  In addition, during the twenty-six weeks ended March 30, 2013, we acquired fixed assets of $11.8 million under capital lease and financing obligations.  Capital expenditures incurred on an accrual basis during the twenty-six weeks ended March 30, 2013 consisted primarily of $37.3 million related to increasing packaging capabilities for the Keurig® brewer platforms, $24.3 million related to facilities and related infrastructure, $26.0 million related to information technology infrastructure and systems, and $11.3 million related to coffee processing and other equipment.  In fiscal 2013, we currently expect to invest between $275.0 million to $325.0 million in capital expenditures to support our future growth.

Cash flows used in investing activities for the twenty-six weeks ended March 24, 2012 included $137.7 million received from the sale of Filterfresh.  On October 3, 2011, we sold all of the outstanding shares of Filterfresh to ARAMARK for $142.1 million in cash and transferred $4.4 million of cash to ARAMARK as part of the sale, resulting in net cash inflow of $137.7 million.

Financing Activities:

Cash used in financing activities for the twenty-six weeks ended March 30, 2013 totaled $297.2 million.  Cash generated from operations was used to reduce our debt and capital lease obligations by $189.9 million, principally under our revolving line of credit.  We also used $125.7 million of cash to repurchase approximately 4.9 million of shares of our common stock.  Cash flows from operating and financing activities included a $9.6 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under our Amended and Restated Credit Agreement (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S.  revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At March 30, 2013, we had $239.1 million outstanding under the term loan A facility, $41.3 million outstanding under the revolving credit facilities and $5.0 million in letters of credit with $953.7 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the  highest of  (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A.  from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate as of March 30, 2013 and September 29, 2012 was 2.9%, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At March 30, 2013, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at March 30, 2013 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At March 30, 2013, we estimate we would have paid $7.3 million (gross of tax), if we terminated the swap agreements.  We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During the thirteen weeks ended March 30, 2013 and March 24, 2012, we incurred $0.8 million and $1.1 million, respectively, in additional interest expense pursuant to swap agreements.  During the twenty-six weeks ended March 30, 2013 and March 24, 2012, we incurred $1.9 million and $2.3 million, respectively, in additional interest expense pursuant to swap agreements.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt	Interest Expense (1)	Operating Lease Obligations	Capital Lease Obligations (2)	Financing Obligations (3)	Purchase Obligations	Total
Remainder of 2013	$3,286	$3,633	$9,652	$3,134	$816	$578,705	$599,226
FY 2014 - FY 2015	32,064	13,732	30,858	13,812	10,872	260,787	362,125
FY 2016 - FY 2017	246,709	2,792	18,988	9,977	19,158	194,344	491,968
Thereafter	622	67	23,429	35,817	123,374	79,577	262,886
Total	$282,681	$20,224	$82,927	$62,740	$154,220	$1,113,413	$1,716,205

(1)         Based on rates in effect at March 30, 2013.  Does not include interest on amounts outstanding under the USD and multicurrency revolving credit facilities.

(2)         Includes principal and interest payments.

(3)         Represents portion of the future minimum lease payments allocated to the building which are recognized as reductions to the financing obligation and interest expense upon completion of construction.

In addition, we have $21.7 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $14.1 million expiring through June 2015.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”).  ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity.  The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted.  The adoption of ASU 2013-05 is not expected to have an impact on our net income, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted.  Retrospective application is required.  The adoption of ASU 2013-04 is not expected to have a material impact on our net income, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income” (“ASU 2013-02”).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For significant items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments in this ASU are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2012, which will be the first quarter of our fiscal year 2014.  The adoption of ASU 2013-02 is not expected to have an impact on our net income, financial position or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  On January 31, 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For us, the amendments are effective for the fiscal year ending September 27, 2014 (fiscal year 2014).  We have not adopted the amendments and are currently evaluating the impact these amendments may have on our disclosures.

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

Forward-Looking Statements

Certain information contained in this filing, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions, brand marketing support, and changes to the organizational and leadership structures are “forward-looking statements”.  Generally, these statements may be identified by the use of words such as “may,” “will,” “would,” “expect,” “should,” “anticipate,” “estimate,” “believe,” “forecast,” “intend,” “plan” and similar expressions intended to identify forward-looking statements.  These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the ability to maximize or successfully assert our intellectual property rights, the success of introducing and producing new product offerings, ability to attract and retain senior management, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, organizational efficiencies, and the impact of the inquiry initiated by the SEC and any related litigation or additional governmental inquiry or enforcement proceedings.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results.  Results may be materially affected by external factors such as damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, successful execution of internal changes to the organizational and leadership structures, changes in regulatory requirements, and global economic conditions generally which would include the availability of financing, interest, inflation rates and investment return on retirement plan assets, as well as foreign currency fluctuations, risks associated with our information technology systems, the threat of data breaches or cyber-attacks, and other risks described in our filings with the SEC.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

	Remainder						Total Debt Outstanding and average effective interest rate at
	of 2013	2014	2015	2016	2017	Thereafter	March 30, 2013
Long-term debt:
Variable rate (in thousands)	$3,125	$12,500	$18,750	$115,961	$—	$—	$150,336
Average interest rate	1.9%	2.0%	2.0%	2.0%	—%	—%	2.0%
Fixed rate (in thousands)	$161	$408	$406	$130,366	$382	$622	$132,345
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.2%	4.2%	4.0%

At March 30, 2013, we had $150.3 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $1.5 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.2 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On March 30, 2013, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will terminate in November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts nine to twelve months prior to delivery, so that we can adjust our sales prices to the marketplace.  At March 30, 2013, we had approximately $272.2 million in green coffee purchase commitments, of which approximately 87% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales.  At March 30, 2013, we held outstanding futures contracts covering 0.3 million pounds of coffee with a fair market value of $(0.1) million, gross of tax.  At September 29, 2012, we held outstanding futures contracts covering 3.2 million pounds of coffee with a fair market value of $(0.3) million, gross of tax.

At March 30, 2013, we are exposed to approximately $34.2 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $31.6 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 29, 2012.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at March 30, 2013 by approximately $3.4 million.

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

At March 30, 2013, we had approximately 3 years remaining on a CDN $120.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.  We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other intercompany balances denominated in Canadian dollars, are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

In addition, we occasionally use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.  We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the Unaudited Consolidated Statements of Operations.  We had no outstanding foreign currency forward contracts at March 30, 2013.

Movements in foreign currency exchange rates exposes us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Based on our net un-hedged assets that are affected by movements in foreign currency exchange rates as of March 30, 2013, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $19.5 million.  In addition, at March 30, 2013 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $607.2 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $60.7 million with a corresponding charge to other comprehensive income.

Item 4.  Controls and Procedures

As of March 30, 2013, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings.

On October 1, 2010, Keurig, Incorporated, a wholly-owned subsidiary of the Company (“Keurig”), filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers.  On September 13, 2012, the District Court rendered a summary judgment decision in favor of Sturm on the patent side of the suit.  Keurig has since appealed to the United States Federal Circuit Court of Appeals the District Court’s summary judgment decision, and that appeal is currently pending.  Separately, on February 19, 2013, Keurig and Sturm entered into a settlement agreement with respect to the trademark infringement, false advertising, and other claims at issue in the suit, all of which have now been dismissed.  The settlement agreement did not materially impact our consolidated financial results of operations.

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

The first consolidated putative securities fraud class action, organized under the caption Horowitz v.  Green Mountain Coffee Roasters, Inc., Civ.  No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K.  Sessions, III.  The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010.  The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class.  On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel.  On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice.  Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Briefing on defendants’ motions to dismiss was completed on August 29, 2012.  On March 20, 2013, the court granted defendants’ motions to dismiss the amended complaint and dismissed the amended complaint with prejudice.  On April 19, 2013, the plaintiffs filed a notice appealing the court’s ruling to the United States Court of Appeals for the Second Circuit.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System v.  Green Mountain Coffee Roasters, Inc., et al., Civ.  No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint does not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and the briefing of their motions is to be completed on June 12, 2013.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v.  Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions is to be completed on May 17, 2013.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  As a result of the ruling in the Horowitz putative securities fraud class action, the temporary stay in the consolidated action has been lifted and the parties are to propose a scheduling order for the action by May 10, 2013.

The second putative stockholder derivative action, M.  Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County and is premised on the same allegations alleged in the Horowitz putative securities fraud class action.  The complaint is asserted nominally on behalf of the Company against certain of its directors and officers.  The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  The complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  As a result of the federal court’s ruling in the Horowitz putative securities fraud class action, the temporary stay has been lifted and the parties are to propose a scheduling order for the action.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Amount Available Under the Plan (in thousands)
December 30, 2012 to January 26, 2013	—	$—	—	$325,000
January 27, 2013 to February 23, 2013	307,324	$43.98	307,324	$311,484
February 24, 2013 to March 30, 2013	300,792	$45.33	300,792	$297,849
Total	608,116	$44.65	608,116

Monthly information corresponds to our fiscal months during the second quarter of fiscal 2013.

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

Item 6.  Exhibits

(a) Exhibits:

10.1                        Amendment No. 1 to Green Mountain Coffee Roasters, Inc. 2008 Change-in-Control Severance Benefit Plan

10.2                        Form of Director Stock Option Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan

10.3                        Form of Executive Stock Option Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan

10.4                        Form of Director Restricted Stock Unit Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan

10.5                        Form of Executive Restricted Stock Unit Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan

10.6                        Form of Performance Stock Unit Award Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan

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

101                           The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 5/8/2013	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date: 5/8/2013	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer