Form 10-Q
period 2013-06-29
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2013-08-07
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 29, 2013

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

As of August 1, 2013, 150,739,161 shares of common stock of the registrant were outstanding.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Form 10-Q

For the Thirteen Weeks Ended June 29, 2013

Part I.  Financial Information

Item 1.  Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 29, 2013	September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$352,205	$58,289
Restricted cash and cash equivalents	713	12,884
Receivables, less uncollectible accounts and return allowances of $27,649 and $34,517 at June 29, 2013 and September 29, 2012, respectively	333,593	363,771
Inventories	586,263	768,437
Income taxes receivable	2,157	32,943
Other current assets	70,410	35,019
Deferred income taxes, net	51,628	51,613
Total current assets	1,396,969	1,322,956

Fixed assets, net	973,246	944,296
Intangibles, net	439,035	498,352
Goodwill	779,639	808,076
Deferred income taxes, net	272	—
Other long-term assets	34,222	42,109

Total assets	$3,623,383	$3,615,789

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,789	$6,691
Current portion of capital lease and financing obligations	3,380	3,057
Accounts payable	227,036	279,577
Accrued compensation costs	73,431	38,458
Accrued expenses	145,999	132,992
Income tax payable	—	29,322
Deferred income taxes, net	229	245
Other current liabilities	12,960	29,645
Total current liabilities	472,824	519,987

Long-term debt, less current portion	228,296	466,984
Capital lease and financing obligations, less current portion	75,801	54,794
Deferred income taxes, net	271,765	270,348
Other long-term liabilities	23,858	32,544

Commitments and contingencies

Redeemable noncontrolling interests	10,238	9,904

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 150,526,269 and 152,680,855 shares at June 29, 2013 and September 29, 2012, respectively	15,053	15,268
Additional paid-in capital	1,430,104	1,464,560
Retained earnings	1,126,164	771,200
Accumulated other comprehensive (loss) income	(30,720)	10,200
Total stockholders’ equity	2,540,601	2,261,228

Total liabilities and stockholders’ equity	$3,623,383	$3,615,789

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Net sales	$967,072	$869,194	$3,310,923	$2,912,462
Cost of sales	559,454	565,883	2,068,996	1,959,509
Gross profit	407,618	303,311	1,241,927	952,953

Selling and operating expenses	136,742	117,982	433,368	370,445
General and administrative expenses	77,532	55,601	220,670	157,349
Operating income	193,344	129,728	587,889	425,159

Other income, net	237	229	652	1,589
Gain (loss) on financial instruments, net	4,419	3,032	8,994	(214)
(Loss) gain on foreign currency, net	(10,391)	(5,068)	(19,185)	1,231
Gain on sale of subsidiary	—	—	—	26,311
Interest expense	(3,937)	(6,157)	(13,481)	(18,662)
Income before income taxes	183,672	121,764	564,869	435,414

Income tax expense	(67,226)	(48,244)	(207,907)	(163,949)
Net income	$116,446	$73,520	$356,962	$271,465

Net income attributable to noncontrolling interests	174	224	686	724

Net income attributable to GMCR	$116,272	$73,296	$356,276	$270,741

Basic income per share:
Basic weighted average shares outstanding	149,825,581	155,459,690	149,307,144	155,071,117
Net income per common share - basic	$0.78	$0.47	$2.39	$1.75

Diluted income per share:
Diluted weighted average shares outstanding	152,869,392	159,299,578	152,647,767	159,364,440
Net income per common share - diluted	$0.76	$0.46	$2.33	$1.70

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	June 29, 2013			June 23, 2012
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$116,446			$73,520
Other comprehensive income (loss):
Cash flow hedges:
Unrealized losses arising during the period	$(1,694)	$684	$(1,010)	$(904)	$364	$(540)
Losses (gains) reclassified to net income	394	(159)	235	(440)	177	(263)
Foreign currency translation adjustments	(20,689)	—	(20,689)	(14,278)	—	(14,278)
Other comprehensive (loss) income	$(21,989)	$525	$(21,464)	$(15,622)	$541	$(15,081)
Total comprehensive income			94,982			58,439
Total comprehensive loss attributable to noncontrolling interests			(349)			(64)
Total comprehensive income attributable to GMCR			$95,331			$58,503

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirty-nine weeks ended			Thirty-nine weeks ended
	June 29, 2013			June 23, 2012
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$356,962			$271,465
Other comprehensive income (loss):
Cash flow hedges:
Unrealized losses arising during the period	$(972)	$393	$(579)	$(1,634)	$659	$(975)
Losses (gains) reclassified to net income	1,122	(453)	669	(106)	42	(64)
Foreign currency translation adjustments	(42,044)	—	(42,044)	1,931	—	1,931
Other comprehensive (loss) income	$(41,894)	$(60)	$(41,954)	$191	$701	$892
Total comprehensive income			315,008			272,357
Total comprehensive (loss) income attributable to noncontrolling interests			(348)			769
Total comprehensive income attributable to GMCR			$315,356			$271,588

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Thirty-nine Weeks Ended June 29, 2013

(Dollars in thousands)

					Accumulated
					other
	Common stock		Additional paid-in	Retained	comprehensive	Stockholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance at September 29, 2012	152,680,855	$15,268	$1,464,560	$771,200	$10,200	$2,261,228
Options exercised	2,441,353	244	16,269	—	—	16,513
Issuance of common stock under employee stock purchase plan	247,593	25	5,227	—	—	5,252
Restricted stock awards and units	21,061	2	(2)	—	—	—
Repurchase of common stock	(4,864,593)	(486)	(125,195)	—	—	(125,681)
Stock compensation expense	—	—	21,203	—	—	21,203
Tax benefit from equity-based compensation plans	—	—	47,852	—	—	47,852
Deferred compensation expense	—	—	190	—	—	190
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(1,312)	—	(1,312)
Other comprehensive income (loss), net of tax	—	—	—	—	(40,920)	(40,920)
Net income	—	—	—	356,276	—	356,276
Balance at June 29, 2013	150,526,269	$15,053	$1,430,104	$1,126,164	$(30,720)	$2,540,601

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine	Thirty-nine
	weeks ended	weeks ended
	June 29, 2013	June 23, 2012
Cash flows from operating activities:
Net income	$356,962	$271,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	137,734	89,221
Amortization of intangibles	34,234	34,496
Amortization of deferred financing fees	4,538	4,538
Unrealized loss (gain) on foreign currency, net	15,555	(535)
Loss on disposal of fixed assets	222	2,103
Gain on sale of subsidiary, excluding transaction costs	—	(28,914)
Provision for doubtful accounts	68	2,084
Provision for sales returns	59,209	83,170
(Gain) loss on derivatives, net	(7,872)	112
Excess tax benefits from equity-based compensation plans	(47,845)	(12,449)
Deferred income taxes	8,794	13,198
Deferred compensation and stock compensation	21,393	13,811
Other	881	4
Changes in assets and liabilities:
Receivables	(32,732)	(37,895)
Inventories	175,532	6,464
Income tax receivable/payable, net	48,905	91,032
Other current assets	(34,634)	4,014
Other long-term assets, net	3,311	(608)
Accounts payable, accrued expenses and accrued compensation costs	39,082	(48,813)
Other current liabilities	(2,469)	(3,909)
Other long-term liabilities	(8,633)	5,593
Net cash provided by operating activities	772,235	488,182

Cash flows from investing activities:
Change in restricted cash	2,852	(461)
Proceeds from sale of subsidiary, net of cash transferred	—	137,733
Capital expenditures for fixed assets	(190,388)	(305,532)
Other investing activities	501	580
Net cash used in investing activities	(187,035)	(167,680)

Cash flows from financing activities:
Net change in revolving line of credit	(226,210)	(208,678)
Proceeds from issuance of common stock under compensation plans	21,764	8,392
Repurchase of common stock	(125,681)	—
Excess tax benefits from equity-based compensation plans	47,845	12,449
Payments on capital lease and financing obligations	(2,596)	(4,255)
Repayment of long-term debt	(6,640)	(6,231)
Other financing activities	(1,006)	(513)
Net cash used in financing activities	(292,524)	(198,836)

Change in cash balances included in current assets held for sale	—	5,160

Effect of exchange rate changes on cash and cash equivalents	1,240	(827)

Net increase in cash and cash equivalents	293,916	125,999
Cash and cash equivalents at beginning of period	58,289	12,989
Cash and cash equivalents at end of period	$352,205	$138,988

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$17,998	$34,293
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$23,461	$44,174
Settlement of acquisition related liabilities through release of restricted cash	$9,227	$18,788

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

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included.  Results from operations for the thirteen and thirty-nine week periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013.

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

3.              Divestiture

Fiscal Year 2012

On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the “Filterfresh” business were sold to ARAMARK Refreshment Services, LLC (“ARAMARK”) in exchange for $149.5 million in cash.  Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million.  The Company recognized a gain on the sale of $26.3 million during the thirteen weeks ended December 24, 2011.  Filterfresh had been included in the Canada segment.

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

4.     Segment Reporting

The Company has historically managed its operations through three business segments: the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit.  Effective as of and as initially disclosed on May 8, 2013, the Company’s Board of Directors authorized and approved a reorganization which consolidated U.S. operations to bring greater organizational efficiency and coordination across the Company.  Due to this combination, the results of U.S. operations, formerly reported in the SCBU and KBU segments, are reported in one segment (“Domestic”) and the results of Canadian operations are reported in the “Canada” segment.  The Company’s Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”) and there are two operating and reportable segments, Domestic and Canada.

Effective for the quarter ended June 29, 2013, as a result of the consolidation of U.S. operations, the Company has recast all historical segment results in order to provide data that is on a basis consistent with the Company’s new structure, remove total assets from the Company’s segment disclosures as only consolidated asset information is provided to and used by the CODM for use in decision making (in connection with the reorganization, segment asset information is neither provided to nor used by the CODM), and reflect all corporate social responsibility expenses in Corporate as the Company no longer allocates those expenses to its operating segments.

The Company distributes its products in two channels: at-home (“AH”) and away-from-home (“AFH”).

The Domestic segment sells single cup brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup® and Vue® packs (“single serve packs”) and coffee in more traditional packaging including bags and fractional packs to retailers: including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors and partner brand owners; and to consumers through Company websites.  Substantially all of the Domestic segment’s distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel.  The Domestic segment also earns royalty income from K-Cup® packs sold by a third party licensed roaster.

The Canada segment sources, produces and sells coffees and teas and other beverages in a variety of packaging formats, including K-Cup® packs, and coffee in more traditional packaging such as bags, cans and fractional packs, and under a variety of brands.  The varieties are sold primarily to supermarkets, club stores and, through office coffee services to offices, convenience stores and restaurants throughout Canada.  In addition, the Canada segment sells the Keurig® K-Cup® Single Cup brewers, accessories and coffee, tea, and other beverages in K-Cup® packs to retailers, department stores and mass merchandisers in Canada for the AH channels; manufactures certain brewing equipment; and is responsible for all of the Company’s coffee brand sales in the grocery channel in Canada.  The Canada segment included Filterfresh through October 3, 2011, the date of sale (see Note 3, Divestitures).

Management evaluates the performance of the Company’s operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Operating income represents gross profit less selling, operating, general and administrative expenses.  The Company’s manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are presented under “Corporate Unallocated.”  Corporate Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate Unallocated expenses also include depreciation for corporate headquarters, corporate social responsibility expenses, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, legal expenses and compensation of the Board of Directors.  The Company does not disclose assets or property additions by segment as only consolidated asset information is provided to the CODM for use in decision making.

Effective for the first quarter of fiscal 2013, the Company changed its measure for reporting segment profitability and for evaluating segment performance and the allocation of Company resources from income before taxes to operating income (loss).  Prior to the first quarter of fiscal 2013, the Company disclosed each operating and reporting segment’s income before taxes to report segment profitability.  Segment disclosures for prior periods have been recast to reflect operating income by segment in place of income before taxes.  The CODM measures segment performance based upon operating income which excludes interest expense and interest expense is not provided to the CODM by segment. Accordingly, interest expense by segment is no longer presented.

Sales between operating segments are transacted at cost.  As a result, intersegment sales have no impact on operating income and effective for the first quarter of fiscal 2013, the Company no longer discloses intersegment sales.  Net sales for the thirteen and thirty-nine weeks ended June 29, 2013 and comparative historical periods include only net sales to external customers.

The following tables summarize selected financial data for segment disclosures for the thirteen and thirty-nine weeks ended June 29, 2013 and June 23, 2012:

	Thirteen weeks ended June 29, 2013
	(Dollars in thousands)
	Domestic	Canada	Corporate Unallocated	Consolidated
Net sales	$822,593	$144,479	$—	$967,072

Operating income (loss)	$213,076	$23,658	$(43,390)	$193,344

Stock compensation	$2,615	$515	$3,001	$6,131

Depreciation and amortization	$44,083	$16,501	$625	$61,209

	Thirteen weeks ended June 23, 2012
	(Dollars in thousands)
	Domestic	Canada	Corporate Unallocated	Consolidated
Net sales	$719,771	$149,423	$—	$869,194

Operating income (loss)	$125,368	$21,933	$(17,573)	$129,728

Stock compensation	$2,011	$379	$2,030	$4,420

Depreciation and amortization(1)	$29,452	$15,421	$1	$44,874

(1)         Reported segment depreciation and amortization has been revised to reflect depreciation expense for Information Systems Technology (“IST”) equipment that was allocated to operating segments in each segment’s income before taxes.  In the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 23, 2012, filed on August 1, 2012, IST equipment depreciation expense was appropriately allocated, recorded and reported on a consolidated basis and in each operating segment’s income before taxes; however, on the depreciation and amortization line, IST equipment depreciation of $5.3 million that should have been reported under the operating segments was reported in Corporate.  The historical issues with the depreciation and amortization lines did not impact the segment reporting for any other line items, including operating income.  Management believes the revision to operating segments’ depreciation and amortization was not material.

	Thirty-nine weeks ended June 29, 2013
	(Dollars in thousands)
	Domestic	Canada	Corporate Unallocated	Consolidated
Net Sales	$2,820,123	$490,800	$—	$3,310,923

Operating income (loss)	$644,024	$69,855	$(125,990)	$587,889

Stock compensation	$7,808	$1,870	$11,525	$21,203

Depreciation and amortization	$121,675	$48,938	$1,355	$171,968

	Thirty-nine weeks ended June 23, 2012
	(Dollars in thousands)
	Domestic	Canada	Corporate Unallocated	Consolidated
Net Sales	$2,437,935	$474,527	$—	$2,912,462

Operating income (loss)	$423,228	$60,327	$(58,396)	$425,159

Stock compensation	$6,147	$1,504	$5,978	$13,629

Depreciation and amortization(1)	$78,963	$44,751	$3	$123,717

(1)         Reported segment depreciation and amortization has been revised to reflect depreciation expense for IST equipment that was allocated to operating segments in each segment’s income before taxes.  In the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 23, 2012, filed on August 1, 2012, IST equipment depreciation expense was appropriately allocated, recorded and reported on a consolidated basis and in each operating segment’s income before taxes; however, on the depreciation and amortization line, IST equipment depreciation of $14.4 million for the thirty-nine weeks ended June 23, 2012 that should have been reported under the operating segments was reported in Corporate.  The historical issues with the depreciation and amortization lines did not impact the segment reporting for any other line items, including operating income.  Management believes the revision to operating segments’ depreciation and amortization was not material.

The following table reconciles the total segment operating income to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Operating income	$193,344	$129,728	$587,889	$425,159
Other income, net	237	229	652	1,589
Gain (loss) on financial instruments, net	4,419	3,032	8,994	(214)
(Loss) gain on foreign currency, net	(10,391)	(5,068)	(19,185)	1,231
Gain on sale of subsidiary	—	—	—	26,311
Interest expense	(3,937)	(6,157)	(13,481)	(18,662)
Income before income taxes	$183,672	$121,764	$564,869	$435,414

5.              Inventories

Inventories consisted of the following (in thousands) as of:

	June 29, 2013	September 29, 2012
Raw materials and supplies	$177,843	$229,927
Finished goods	408,420	538,510
	$586,263	$768,437

At June 29, 2013, the Company had approximately $270.4 million in green coffee purchase commitments, of which approximately 86% had a fixed price.  These commitments primarily extend through fiscal 2014.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.28 per pound at June 29, 2013.  In addition to its green coffee commitments, the Company had approximately $305.0 million in fixed price brewer and related accessory purchase commitments and $508.1 million in production raw material commitments at June 29, 2013.  The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of June 29, 2013, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
Remainder of 2013	$484,313
2014	227,529
2015	106,311
2016	109,635
2017	84,465
Thereafter	79,577
$1,091,830

In order to ensure a continuous supply of high quality raw materials some of the Company’s inventory purchase obligations include long-term purchase commitments for certain strategic raw materials critical for the manufacture of single serve packs.

6.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	June 29, 2013	September 29, 2012
Production equipment	1-15	$638,728	$544,491
Coffee service equipment	3-7	62,071	63,722
Computer equipment and software	1-6	142,155	111,441
Land	Indefinite	11,426	11,740
Building and building improvements	4-30	129,764	83,172
Furniture and fixtures	1-15	32,741	28,477
Vehicles	4-5	11,239	10,306
Leasehold improvements	1-20 or remaining life of lease, whichever is less	92,433	72,755
Assets acquired under capital leases	5-15	51,047	51,047
Construction-in-progress		194,874	234,442
Total fixed assets		$1,366,478	$1,211,593
Accumulated depreciation and amortization		(393,232)	(267,297)
		$973,246	$944,296

Assets acquired under capital leases, net of accumulated amortization, were $43.5 million and $47.0 million at June 29, 2013 and September 29, 2012, respectively.

Total depreciation and amortization expense relating to all fixed assets was $49.9 million and $33.4 million for the thirteen weeks ended June 29, 2013 and June 23, 2012, respectively.  Total depreciation and amortization expense relating to all fixed assets was $137.7 million and $89.2 million for the thirty-nine weeks ended June 29, 2013 and June 23, 2012, respectively.

7.              Goodwill and Intangible Assets

The following represented the change in the carrying amount of goodwill by segment for the thirty-nine weeks ended June 29, 2013 (in thousands):

	Domestic	Canada	Total
Balance at September 29, 2012	$369,353	$438,723	$808,076
Foreign currency effect	—	(28,437)	(28,437)
Balance at June 29, 2013	$369,353	$410,286	$779,639

Effective May 8, 2013, the Company combined the results of its U.S. operations, formerly reported in the SCBU and KBU segments, into one Domestic segment.

Indefinite-lived intangible assets included in the Canada operating segment consisted of the following (in thousands) as of:

	June 29, 2013	September 29, 2012
Trade names	$95,745	$102,381

Intangible Assets Subject to Amortization

Definite-lived intangible assets consisted of the following (in thousands) as of:

		June 29, 2013		September 29, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$21,603	$(16,696)	$21,622	$(15,433)
Customer and roaster agreements	8-11	26,829	(18,944)	27,323	(16,796)
Customer relationships	2-16	408,366	(102,429)	430,178	(79,168)
Trade names	9-11	36,856	(12,310)	38,000	(9,785)
Non-compete agreements	2-5	374	(359)	374	(344)
Total		$494,028	$(150,738)	$517,497	$(121,526)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $11.3 million and $11.5 million for the thirteen weeks ended June 29, 2013 and June 23, 2012, respectively.  Total amortization expense was $34.2 million and $34.5 million for the thirty-nine weeks ended June 29, 2013 and June 23, 2012, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2013, for each of the next five years and thereafter, is as follows (in thousands):

Remainder of 2013	$11,083
2014	43,731
2015	42,182
2016	41,476
2017	40,080
2018	40,080
Thereafter	124,658

8.              Product Warranties

The Company offers a one-year warranty on all Keurig® Single Cup Brewers it sells.  The Company provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.  Brewer failures may arise in the later part of the warranty period, and actual warranty costs may exceed the reserve.  As the Company has grown, it has added significantly to its product testing, quality control infrastructure and overall quality processes.  Nevertheless, as the Company continues to innovate, and its products become more complex, both in design and componentry, product performance may modulate, causing warranty rates to possibly fluctuate going forward.  As a result, future warranty claims rates may be higher or lower than the Company is currently experiencing and for which the Company is currently providing in its warranty reserve.  At this time, management believes that the warranty rates used and related reserves are appropriate.

The changes in the carrying amount of product warranties for the thirteen and thirty-nine weeks ended June 29, 2013 and June 23, 2012 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Balance, beginning of period	$14,456	$25,740	$20,218	$14,728
Provision charged to income	(606)	2,605	6,580	38,425
Usage	(3,652)	(8,962)	(16,600)	(33,770)
Balance, end of period	$10,198	$19,383	$10,198	$19,383

There were no recoveries for the thirteen weeks ended June 29, 2013.  For the thirteen weeks ended June 23, 2012, the Company recorded recoveries of $0.2 million.  For the thirty-nine weeks ended June 29, 2013 and June 23, 2012, the Company recorded recoveries of $0.6 million and $8.3 million, respectively.

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

The changes in the liability and temporary equity attributable to redeemable NCIs for the thirty-nine weeks ended June 29, 2013 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 29, 2012	$4,928	$9,904
Net income	361	325
Adjustment to redemption value	407	1,312
Cash distributions	(388)	(618)
Other comprehensive loss	(349)	(685)
Balance at June 29, 2013	$4,959	$10,238

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At June 29, 2013, the Company has approximately three years remaining on a CDN $120.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and thirty-nine weeks ended June 29, 2013 was $0.4 million and $1.3 million, respectively.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and thirty-nine weeks ended June 23, 2012 was $0.4 million and $1.4 million, respectively.

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

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	June 29, 2013	September 29, 2012	Balance Sheet Classification
Derivatives designated as hedges:
Cash Flow Hedges:
Interest rate swaps	$(6,329)	$(9,019)	Other current liabilities
Coffee futures	(853)	(342)	Other current liabilities
	$(7,182)	$(9,361)

Derivatives not designated as hedges:
Cross currency swap	$1,752	$(7,242)	Other current assets (other current liabilities)
	$1,752	$(7,242)

Total	$(5,430)	$(16,603)

The following table summarizes the amount of gain (loss), gross of tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Cash Flow Hedges:
Interest rate swaps	$1,020	$(366)	$2,690	$1,120
Coffee futures	(2,714)	(538)	(3,662)	(2,754)
Total	$(1,694)	$(904)	$(972)	$(1,634)

The following table summarizes the amount of gains (losses), gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012	Location of Losses Reclassified from OCI into Income
Coffee futures	$(394)	$440	$(1,122)	$106	Cost of sales
Total	$(394)	$440	$(1,122)	$106

The Company expects to reclassify $1.9 million of net losses, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

The amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the thirteen weeks ended June 29, 2013 and June 23, 2012 is as follows (in thousands):

	Thirteen weeks ended
	June 29, 2013		June 23, 2012
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of Gain (Loss) Recognized in Income on Derivative
Foreign currency forwards contracts	$—	$—	$(19)	$19	(Loss) gain on foreign currency, net

The amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the thirty-nine weeks ended June 29, 2013 and June 23, 2012 is as follows (in thousands):

	Thirty-nine weeks ended
	June 29, 2013		June 23, 2012
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of Gain (Loss) Recognized in Income on Derivative
Foreign currency forwards contracts	$(10)	$10	$(48)	$48	(Loss) gain on foreign currency, net

Net gains (losses) on financial instruments not designated as hedges for accounting purposes recorded in gain (loss) on financial instruments, net, is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Net gain (loss) on cross currency swap	$4,419	$3,181	$8,994	$(32)
Net loss on coffee futures	—	(148)	—	(148)
Net loss on interest rate cap	—	(1)	—	(34)
Total	$4,419	$3,032	$8,994	$(214)

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

The following table summarizes the fair values and the levels used in fair value measurements as of June 29, 2013 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(6,329)	$—
Cross currency swap	—	1,752	—
Coffee futures	—	(853)	—
Total	$—	$(5,430)	$—

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

As of June 29, 2013, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $238.1 million and $473.7 million as of June 29, 2013 and September 29, 2012, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

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

As of June 29, 2013, the Company had a $17.7 million state capital loss carryforward and an $11.5 million state net operating loss carryforward available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but that the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits as of June 29, 2013 and September 29, 2012 was $22.1 million and $24.0 million, respectively.  The amount of unrecognized tax benefits at June 29, 2013 that would impact the effective tax rate if resolved in favor of the Company is $18.5 million.  As a result of prior acquisitions, the Company is indemnified for $14.1 million of the total reserve balance, and the indemnification is capped at CDN $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications have expiration dates through June 2015.

As of June 29, 2013 and September 29, 2012, accrued interest and penalties of $1.8 million and $0.6 million, respectively, were included in the Unaudited Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  The Company released $2.2 million of unrecognized tax benefits in the second quarter of fiscal 2013 and expects to release an additional $1.5 million during the remainder of fiscal 2013 due to the expiration of the statute of limitations.

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

The following table summarizes the shares acquired under the program:

	Thirty-nine weeks ended
	June 29, 2013	Fiscal 2012	Total
Number of shares acquired	4,864,593	3,120,700	7,985,293
Average price per share of acquired shares	$25.84	$24.50	$25.32
Total cost of acquired shares (in thousands)	$125,681	$76,470	$202,151

Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands) for the thirty-nine weeks ended June 29, 2013:

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2012	$(5,792)	$15,992	$10,200
Current period other comprehensive income (loss)	90	(41,010)	(40,920)
Balance at June 29, 2013	$(5,702)	$(25,018)	$(30,720)

The unfavorable translation adjustment change during the thirty-nine weeks ended June 29, 2013 was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  See also Note 10, Derivative Financial Instruments.

14.       Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the thirty-nine weeks ended June 29, 2013 and June 23, 2012:

	Thirty-nine weeks ended
	June 29, 2013	June 23, 2012
Average expected life	6 years	6 years
Average volatility	81%	68%
Dividend yield	—	—
Risk-free interest rate	1.02%	1.37%
Weighted average fair value	$31.17	$32.02

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

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the thirty-nine weeks ended June 29, 2013 and June 23, 2012:

	Thirty-nine weeks ended
	June 29, 2013	June 23, 2012
Average expected life	6 months	6 months
Average volatility	86%	61%
Dividend yield	—	—
Risk-free interest rate	0.13%	0.09%
Weighted average fair value	$14.38	$10.46

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $6.1 million and $4.4 million for the thirteen weeks ended June 29, 2013 and June 23, 2012, respectively; and $21.2 million and $13.6 million for the thirty-nine weeks ended June 29, 2013 and June 23, 2012, respectively.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan (“Plan”) which allows participants to defer compensation until a future date.  Only directors and certain highly compensated employees of the Company selected by the Company’s Board of Directors are eligible to participate in the Plan.  Compensation expense recorded under the Plan was $0.05 million and $0.1 million for the thirteen weeks ended June 29, 2013 and June 23, 2012, respectively; and $0.2 million for each of the thirty-nine weeks ended June 29, 2013 and June 23, 2012.

15.       Legal Proceedings

On October 1, 2010, Keurig, Incorporated, a wholly-owned subsidiary of the Company (“Keurig”), filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers.  On September 13, 2012, the District Court rendered a summary judgment decision in favor of Sturm on the patent side of the suit.  Keurig has since appealed to the United States Federal Circuit Court of Appeals the District Court’s summary judgment decision, and oral argument for that appeal is scheduled to take place before the Federal Circuit on August 6, 2013.  Separately, on February 19, 2013, Keurig and Sturm entered into a settlement agreement with respect to the trademark infringement, false advertising, and other claims at issue in the suit, all of which have now been dismissed.  The settlement agreement did not materially impact our consolidated financial results of operations.

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-MBB) for patent infringement related to Rogers’ sale of “San Francisco Bay” beverage cartridges for use with Keurig® brewers.  The suit alleges that the “San Francisco Bay” cartridges violate Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138).  Keurig sought an injunction prohibiting Rogers from selling these cartridges, as well as money damages. In late 2012, Rogers moved from summary judgment of no infringement as to all three asserted patents. On May 24, 2013, the District of Massachusetts granted Rogers' summary judgment motions. Keurig has since appealed the Court's ruling to the Federal Circuit, and that appeal is currently pending.

On January 24, 2012, Teashot, LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-c v-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup® packs containing tea.  The suit alleges that the Company, Keurig and Starbucks are violating a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to its Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On March 13, 2012, the Company and Keurig, for themselves and Starbucks, filed an answer with the court, generally denying all of Teashot’s allegations.  The Company and Keurig, for themselves and Starbucks, are vigorously defending this lawsuit.  On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement. On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues. No hearing on the summary judgment motions has been scheduled.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

Securities and Exchange Commission (“SEC”) Inquiry

As first disclosed on September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company.  The Company is cooperating fully with the SEC staff’s inquiry.

Stockholder Litigation

Three putative securities fraud class actions have been filed against the Company and certain of its officers and directors, along with two putative stockholder derivative actions.  The first consolidated putative securities fraud class action was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.  The second putative securities fraud class action was filed on November 29, 2011, and the third putative securities fraud class action was filed on May 7, 2012.  A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of five separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively.  In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010.  The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class.  On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel.  On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice.  Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Briefing on defendants’ motions to dismiss was completed on August 29, 2012.  On March 20, 2013, the court granted defendants’ motions to dismiss the amended complaint and dismissed the amended complaint with prejudice.  On April 19, 2013, the plaintiffs filed a notice appealing the court’s ruling to the United States Court of Appeals for the Second Circuit.  On July 24, 2013, plaintiff-appellants filed a motion to voluntarily dismiss the appeal with prejudice, and which the appeals court granted on July 29, 2013.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint does not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and the briefing of their motions was completed on June 26, 2013.  An oral argument on the defendant's motions to dismiss is set for August 27, 2013.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action.  On August 1, 2012, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS punitive fraud class action or the LAMPERS punitive fraud class action is dismissed with prejudice.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  As a result of the federal court’s ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted.  On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers.  The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions.  The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants.  The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Defendants are due to move to dismiss or otherwise respond to the complaint on August 23, 2013.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

16.       Related Party Transactions

The Company, from time to time, used travel services provided by Heritage Flight, a charter air services company owned by Robert P. Stiller, who previously served on the Company’s Board of Directors and who is a security holder of more than 5% of the Company's Common Stock.  The Company did not incur any expenses for Heritage Flight travel services for the thirteen weeks ended June 29, 2013, and incurred $0.2 million during the thirteen weeks ended June 23, 2012.  During the thirty-nine weeks ended June 29, 2013 and June 23, 2012, the Company incurred expenses of $0.2 million and $0.6 million, respectively.

Effective January 1, 2013, the Company entered into a license agreement with Creamer Nation, LLC, an affiliate of Dean Foods (the “Creamer Agreement”).  The Creamer Agreement provides Creamer Nation, LLC with a four-year exclusive license to use the Green Mountain Coffee® brand in connection with refrigerated and shelf stable multi serve and single serve iced coffees and iced lattes and dairy and non-dairy creamers for sale in grocery, convenience, mass merchandise, and club channels.  The Creamer Agreement grants a similar license for the Tully’s® brand on a non-exclusive basis for a three-year term.  The Company will receive royalty income from Creamer Nation, LLC on sales of the licensed products; however has not yet recognized any royalty income related the Creamer Agreement during the thirty-nine weeks ended June 29, 2013.  Barbara Carlini, an employee of Dean Foods, serves on the Company’s Board of Directors.

The Company hired Mr. Christian R. Stiller as a Marketing Manager, Southern California, effective June 24, 2013, with a base annual salary of $95,000, target bonus of 10% of his base annual salary and the Company’s retirement and health and welfare benefits.  His employment is at will.  Christian R. Stiller is the son of Robert P. Stiller, who is a security holder of more than 5% of the Company’s Common Stock.

17.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$116,272	$73,296	$356,276	$270,741
Denominator:
Basic weighted average shares outstanding	149,825,581	155,459,690	149,307,144	155,071,117
Effect of dilutive securities	3,043,811	3,839,888	3,340,623	4,293,323
Diluted weighted average shares outstanding	152,869,392	159,299,578	152,647,767	159,364,440

Basic net income per common share	$0.78	$0.47	$2.39	$1.75
Diluted net income per common share	$0.76	$0.46	$2.33	$1.70

For the thirteen weeks ended June 29, 2013 and June 23, 2012, shares related to equity-based compensation of 607,000 and 1,198,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirty-nine weeks ended June 29, 2013 and June 23, 2012, shares related to equity-based compensation of 954,000 and 557,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Arbuckle®	Emeril’s®	Red Carpet™
Barista Prima Coffeehouse®	Folgers Gourmet Selections®	revv®
Bigelow®	Gloria Jean’s®	Seattle’s Best Coffee®
Brûlerie Mont-Royal®	Green Mountain Coffee®	Snapple®
Brûlerie St. Denis®	Green Mountain Naturals®	Starbucks®
Café Adagio Coffee®	Kahlua®	Swiss Miss®
Café Escapes®	Kirkland Signature™	Tazo®
Caribou Coffee®	Lavazza®	The Original Donut Shop™
Celestial Seasonings®	Lipton®	Timothy’s®
Coffee People®	Market Basket®	TK™
Diedrich Coffee®	McQuarry™	Tully’s®
Distinction®	Millstone®	Twinings of London®
Donut House Collection®	Newman’s Own® Organics	Van Houtte®
Dunkin’ Donuts™	Orient Express®	Vitamin Burst®
Eight O’Clock®	Promenade™	Wolfgang Puck®

The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kahlua®, Kirkland Signature™, Lavazza®, Lipton®, Market Basket®, Millstone®, Newman’s Own® Organics, Seattle’s Best Coffee®, Snapple®, Starbucks®, Swiss Miss®, Tazo®, Twinings of London®, and Wolfgang Puck® brands are available through relationships we have with their respective brand owners.  Each of these brands is property of their respective owners and is used with permission.

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

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup Brewer adoption in North American households and offices in order to generate ongoing demand for single serve packs and, in the long-term, globally.  As part of this strategy, we work to sell our at-home (“AH”) brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable single serve packs.  In addition, we have license agreements with Breville PTY Limited (producer of Breville® brand coffeemakers), Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers), and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems which includes both the K-Cup® and the Vue® brewers and related single serve packs.  In the third fiscal quarter of 2013, approximately 91% of our consolidated net sales were attributed to the combination of single serve packs and Keurig® Single Cup Brewers and related accessories.

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

We have continued to expand consumer choice in the system by entering into a number of business relationships which enable us to offer other strong national and regional coffee and tea brands such as Folgers®, Millstone®, Dunkin’ Donuts™, Seattle’s Best Coffee®, Starbucks® coffee, The Coffee Bean & Tea Leaf® coffee, Cinnabon® bakery-inspired coffee, Tazo® tea, Eight O’Clock® coffee, Tetley® tea, Good Earth® tea, Lipton® and Snapple® teas in single serve packs for use with Keurig® Single Cup Brewers.  We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded single serve packs to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems.  For example, in May 2013, we announced we are partnering with International Coffee and Tea, LLC to make The Coffee Bean & Tea Leaf® brand available in K-Cup® packs for the Keurig® Single Cup Brewing system.  We believe these new product offerings fuel excitement for current Keurig® owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the system.  These relationships were established with careful consideration of potential economics and with the expectation that these relationships will lead to increased Keurig® Single Cup Brewing system awareness and household adoption through the participating brand’s advertising and merchandising activities.

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

We are also focused on continued innovation with our owned-brands, both in single serve brewing systems and other single serve beverages.  Some of our recent initiatives include:

•                  Expanding the Keurig® brewing platforms with introduction of a new commercial grade Keurig® Bolt™ Carafe Brewing System which, following in-office testing, will be available throughout the U.S. and Canada through limited Keurig Authorized Distributors beginning in late fall of calendar 2013;

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

We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices.  In September 2012, two patents associated with our K-Cup® packs expired, and certain third parties have launched competing products.  Currently, we anticipate that the total of all unlicensed portion packs will represent roughly 5% to 15% of the system demand, starting at the lower end of the range in 2013.

For the third fiscal quarter of 2013, our net sales of $967.1 million represented growth of 11% over the third fiscal quarter of 2012 (“the prior year period”).  Gross profit for the third fiscal quarter of fiscal 2013 was $407.6 million, or 42.1% of net sales, as compared to $303.3 million, or 34.9% of net sales for the prior year period.  For the third fiscal quarter of 2013, selling, operating, and general and administrative expenses (“SG&A”) increased 23.4% to $214.3 million from $173.6 million for the prior year period.  As a percentage of sales, SG&A expenses increased to 22.2% in the third fiscal quarter of 2013 from 20.0% in the prior year period.  Our operating margin improved to 20.0% in the third fiscal quarter of 2013 from 14.9% in the prior year period.

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

We generated $772.2 million in cash from operating activities during the thirty-nine weeks ended June 29, 2013 as compared to $488.2 million during the thirty-nine weeks ended June 23, 2012.  During the thirty-nine weeks ended June 29, 2013 we primarily used cash generated from operating activities to reduce our borrowings under long-term debt obligations by $232.9 million, fund capital expenditures of $190.4 million and repurchase shares of our common stock for $125.7 million.

We consistently analyze our short-term and long-term cash requirements to continue to grow the business.  We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

Business Segments

We have historically managed our operations through three business segments: the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit.  Effective as of and as initially disclosed on May 8, 2013, our Board of Directors authorized a reorganization which consolidated U.S. operations to bring greater organizational efficiency and coordination across the Company.  Due to this combination, the results of U.S. operations, formerly reported in the SCBU and KBU segments, are reported in the Domestic segment and the results of Canadian operations are in the “Canada” segment.  See Note 4, Segment Reporting, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

We evaluate the performance of our operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Operating income represents gross profit less selling, operating, general and administrative expenses.  Our manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are presented under “Corporate Unallocated.”  Corporate Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate Unallocated expenses also include depreciation for corporate headquarters, corporate social responsibility expenses, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, certain corporate legal expenses and compensation of the Board of Directors.

Effective for the first quarter of fiscal 2013, we changed our measure for reporting segment profitability and for evaluating segment performance and the allocation of our resources from income before taxes to operating income (loss).  Prior to the first quarter of fiscal 2013, we disclosed each operating and reporting segment’s income before taxes to report segment profitability.  Segment disclosures for prior periods have been recast to reflect operating income by segment in place of income before taxes.

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

Prior to October 3, 2011, Filterfresh was reported in our Canada segment.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.9%	65.1%	62.5%	67.3%
Gross profit	42.1%	34.9%	37.5%	32.7%

Selling and operating expenses	14.1%	13.6%	13.1%	12.7%
General and administrative expenses	8.0%	6.4%	6.7%	5.4%
Operating income	20.0%	14.9%	17.8%*	14.6%

Other income, net	0.0%	0.0%	0.0%	0.1%
Gain (loss) on financial instruments, net	0.5%	0.3%	0.3%	0.0%
(Loss) gain on foreign currency, net	(1.1)%	(0.6)%	(0.6)%	0.0%
Gain on sale of subsidiary	—%	—%	—%	0.9%
Interest expense	(0.4)%	(0.7)%	(0.4)%	(0.6)%
Income before income taxes	19.0%	14.0%*	17.1%	15.0%

Income tax expense	(7.0)%	(5.6)%	(6.3)%	(5.6)%
Net income	12.0%	8.5%*	10.8%	9.3%*

Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%

Net income attributable to GMCR	12.0%	8.4%*	10.8%	9.3%

* Does not sum due to rounding.

Segment Summary

Net sales and operating income for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Domestic	$822.6	$719.8	$2,820.1	$2,438.0
Canada	144.5	149.4	490.8	474.5
Total net sales	$967.1	$869.2	$3,310.9	$2,912.5

	Operating income (loss) (in millions)
	Thirteen weeks ended		Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Domestic	$213.1	$125.4	$644.0	$423.3
Canada	23.7	21.9	69.9	60.3
Corporate	(43.5)	(17.6)	(126.0)	(58.4)
Total operating income	$193.3	$129.7	$587.9	$425.2

Thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 23, 2012

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	June 29, 2013	June 23, 2012	$ Increase (Decrease)	% Increase (Decrease)
Single serve packs	$751.7	$638.0	$113.7	18%
Brewers and accessories	133.1	139.1	(6.0)	(4)%
Other products and royalties	82.3	92.1	(9.8)	(11)%
Total net sales	$967.1	$869.2	$97.9	11%

Net sales for the third quarter of fiscal 2013 increased by $97.9 million, or 11%, to $967.1 million.  The primary drivers of the increase in our net sales were a $113.7 million, or 18%, increase in total single serve pack net sales partially offset by a $6.0 million, or 4%, decrease in Keurig® Single Cup Brewer and accessory sales, and a $9.8 million, or 11%, decrease in other products and royalties.

The increase in single serve pack net sales was driven by a 21 percentage point increase in sales volume and was offset by a 2 percentage point decrease due to net price realization and a 1 percentage point decrease due to single serve pack product mix.  The decrease in brewer and accessories net sales was driven by a shift in brewer sales mix to lower-priced models.

Domestic

Domestic segment net sales increased by $102.8 million, or 14%, to $822.6 million in the third quarter of fiscal 2013 as compared to $719.8 million in the prior year period.  The increase is due primarily to a $104.0 million, or 18%, increase related to sales of single serve packs.

Canada

Canada segment net sales decreased by $4.9 million, or 3%, to $144.5 million in the third quarter of fiscal 2013 as compared to $149.4 million in the prior year period.  The decrease is due primarily to (i) a $4.0 million, or 21%, decrease related to sales of Keurig® Single Cup Brewers and accessories, and (ii) a decrease of $10.7 million, or 17%, in sales of other products, such as coffee sold in traditional package formats, partially offset by a $9.8 million, or 14%, increase related to the sale of single serve packs, driven by a demand shift from coffee sold in traditional package formats to single serve packs.

Gross Profit

Gross profit for the third quarter of fiscal 2013 was $407.6 million, or 42.1% of net sales as compared to $303.3 million, or 34.9% of net sales, in the prior year period.  Gross margin increased approximately (i) 370 basis points due a decrease in green coffee costs in the third quarter of fiscal 2013 compared to the prior year period, (ii) 130 basis points due to lower labor and overhead manufacturing costs related to the Company’s manufacturing facilities in the third quarter of fiscal 2013 compared to the prior year period, (iii) 100 basis points due to lower sales returns primarily related to Keurig® Single Cup Brewers in the third quarter of fiscal 2013 compared to the prior year period, (iv) 90 basis points due to a sales shift in our product mix away from the sale of Keurig® Single Cup Brewers that are sold approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, and towards the sales of Keurig® single serve packs in the third quarter of fiscal 2013 compared to the prior year, and (v) 80 basis points due to a change in estimate for charges related to a non-coffee purchase commitment.  The increase in gross margin was partially offset by a

120 basis point decrease related to the net price realization primarily associated with single serve packs in the third quarter of fiscal 2013 compared to the prior year period.

Selling, Operating, General and Administrative Expenses

SG&A expense increased by 23% to $214.3 million in the third quarter of fiscal 2013 from $173.6 million in the prior year period. As a percentage of sales, SG&A increased to 22.2% in the third quarter of fiscal 2013 from 20.0% in the prior year period. The increase in SG&A over the prior year period is primarily attributed to increases of $10.7 million in marketing and promotional expenses, $4.4 million in research and development expenses, $2.4 million in corporate social responsibility expenses, and increases in general and administrative expenses, primarily $7.3 million in incentive compensation, $6.6 million of expenses primarily related to infrastructure and logistics and business and information systems, and $3.2 million in depreciation and amortization of fixed assets.

Gain (Loss) on Financial Instruments, Net

We recorded $4.4 million in net gains on financial instruments not designated as hedges for accounting purposes during the third quarter of fiscal 2013 as compared to $3.0 million in net gains during the prior year period.  The net gains were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

(Loss) Gain on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the third quarter of fiscal 2013, we incurred net foreign currency losses of approximately $10.4 million as compared to net losses of $5.1 million during the prior year period.  The net foreign currency losses primarily related to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $3.9 million in the third quarter of fiscal 2013, as compared to $6.2 million in the prior year period.  The decrease in interest expense was primarily due to lower average outstanding debt in the third quarter of fiscal 2013 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 36.6% for the third quarter of fiscal 2013 as compared to a 39.6% effective tax rate for the prior year period.  The decrease was due primarily to a $4.6 million provision-to-file adjustment in the third quarter of fiscal 2013.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the third quarter of fiscal 2013 was $116.3 million, an increase of $43.0 million or 59%, as compared to $73.3 million in the prior year period.

Non-GAAP net income (when excluding non-cash related items such as amortization of identifiable intangibles and legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation) increased 50% to $124.7 million for the third quarter of fiscal 2013 from $82.9 million non-GAAP net income in the prior year period.

Diluted EPS was $0.76 per share in the third quarter of fiscal 2013, as compared to $0.46 per share in the prior year period.

Non-GAAP diluted EPS was $0.82 per share in the third quarter of fiscal 2013, as compared to $0.52 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended June 29, 2013 and June 23, 2012 (in thousands, except per share data):

	Thirteen weeks ended
	June 29, 2013	June 23, 2012
Net income attributable to GMCR	$116,272	$73,296
After tax:
Expenses related to SEC inquiry (1)	657	1,759
Amortization of identifiable intangibles (2)	7,746	7,876
Non-GAAP net income attributable to GMCR	$124,675	$82,931

	Thirteen weeks ended
	June 29, 2013		June 23, 2012
Diluted income per share	$0.76		$0.46
After tax:
Expenses related to SEC inquiry (1)	0.00		0.01
Amortization of identifiable intangibles (2)	0.05		0.05
Non-GAAP net income per share	$0.82	*	$0.52

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $0.4 million and $1.2 million for each of the thirteen weeks ended June 29, 2013 and June 23, 2012, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 15, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.5 million and $3.6 million for each of the thirteen weeks ended June 29, 2013 and June 23, 2012, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

Thirty-nine weeks ended June 29, 2013 as compared to the thirty-nine weeks ended June 23, 2012

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Thirty-nine weeks ended
	June 29, 2013	June 23, 2012	$ Increase (Decrease)	% Increase (Decrease)
Single serve packs	$2,409.4	$2,008.7	$400.7	20%
Brewers and accessories	637.2	609.7	27.5	5%
Other products and royalties	264.3	294.1	(29.8)	(10)%
Total net sales	$3,310.9	$2,912.5	$398.4	14%

Net sales for the thirty-nine weeks ended June 29, 2013 (the “2013 YTD period”) increased by $398.4 million, or 14%, to $3,310.9 million, as compared to $2,912.5 million reported for the thirty-nine weeks ended June 23, 2012 (“the prior YTD period”).  The primary drivers of the increase in our net sales were a $400.7 million, or 20%, increase in total single serve pack net sales and a $27.5 million, or 5%, increase in Keurig® Single Cup Brewer and accessory sales, offset by a $29.8 million, or 10%, net decrease in other products and royalties.

The increase in single serve pack net sales was driven by a 24 percentage point increase in sales volume, and was offset by a 3 percentage point decrease due to single serve pack product mix and a 1 percentage point decrease due to net price realization.

Domestic

Domestic segment net sales increased by $382.1 million, or 16%, to $2,820.1 million in the 2013 YTD period as compared to $2,438.0 million in the prior YTD period.  The increase is due primarily to a $367.2 million, or 20%, increase related to sales of single serve packs.

Canada

Canada segment net sales increased by $16.3 million, or 3%, to $490.8 million in the 2013 YTD period, as compared to $474.5 million in the prior YTD period.  The increase is due primarily to (i) a $33.6 million, or 16%, increase related to the sales of single serve packs, partially offset by a $23.8 million, or 12%, decrease in sales of other products, such as coffee sold in traditional package formats, driven by a demand shift from coffee sold in traditional package formats to single serve packs, and (ii) a $6.5 million, or 9%, increase related to sales of Keurig® Single Cup Brewers and accessories.

Gross Profit

Gross profit for the 2013 YTD period was $1,241.9 million, or 37.5% of net sales, as compared to $953.0 million, or 32.7% of net sales, in the prior year period.  Gross margin increased approximately (i) 260 basis points due to a decrease in green coffee costs in the 2013 YTD period compared to the prior YTD period, (ii) 110 basis points due to lower labor and overhead manufacturing costs related to the Company’s manufacturing facilities in the 2013 YTD period compared to the prior YTD period, (iii) 90 basis points due to the decrease in warranty related expenses in the 2013 YTD period compared to the prior YTD period, and (iv) 80 basis points due to lower obsolescence expense of finished goods and raw materials in the 2013 YTD period compared to the prior YTD period.  The increase in gross margin was partially offset by a 90 basis point decrease in net price realization primarily associated with single serve packs in the 2013 YTD period compared to the prior YTD period.

Selling, Operating, General and Administrative Expenses

SG&A expense increased by 24% to $654.0 million in the YTD period from $527.8 million in the prior YTD period. As a percentage of sales, SG&A increased to 19.8% in 2013 YTD period from 18.1% in the prior YTD period. The increase in SG&A over the prior year period is primarily attributed to increases of $46.8 million in marketing and promotional expenses, $6.9 million in research and development expenses, $6.8 million in corporate social responsibility expenses, and increases in general and administrative expenses, primarily $18.2 million in incentive compensation, $9.9 million of expenses primarily related to infrastructure and logistics and business and information systems, and $7.7 million in depreciation and amortization of fixed assets.

Gain (Loss) on Financial Instruments

We recorded $9.0 million in net gains on financial instruments not designated as hedges for accounting purposes during the 2013 YTD period as compared to $0.2 million in net losses during the prior YTD period.  For both the 2013 and prior YTD periods, the net gains and losses were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

(Loss) Gain on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the 2013 YTD period, we incurred a net foreign currency loss of $19.2 million as compared to a net gain of $1.2 million during the prior YTD period.  The net foreign currency loss and gain were primarily attributable to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Gain on Sale of Subsidiary

On October 3, 2011, we sold all the outstanding shares of the Filterfresh business resulting in a gain of $26.3 million.

Interest Expense

Interest expense was $13.5 million in the 2013 YTD period, as compared to $18.7 million in the prior YTD period.  The decrease in interest expense was primarily due to lower average outstanding debt during the thirty-nine weeks ended June 29, 2013 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 36.8% for the 2013 YTD period, as compared to a 37.7% effective tax rate in the prior YTD period.  The lower effective tax rate for the 2013 YTD period was due primarily to discrete items including a $3.7 million tax benefit related to increased stock option activity for the 2013 YTD period and a $2.9 million research and development credit catch-up adjustment from fiscal 2012 due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.  We expect our fiscal 2013 annual effective tax rate to be approximately 37%.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the 2013 YTD period was $356.3 million, an increase of $85.5 million or 32%, as compared to $270.7 million in the prior YTD period.

Non-GAAP net income (when excluding non-cash related items such as amortization of identifiable intangibles, legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation, and the gain from the sale of Filterfresh) increased 36% to $381.6 million for the 2013 YTD period from $280.6 million non-GAAP net income in the prior YTD period.

Diluted EPS was $2.33 per share in the 2013 YTD period, as compared to $1.70 per share in the prior YTD period.

Non-GAAP diluted EPS was $2.50 per share in the 2013 YTD period, as compared to $1.76 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirty-nine weeks ended June 29, 2013 and June 23, 2012 (in thousands, except per share data):

	Thirty-nine weeks ended
	June 29, 2013	June 23, 2012
Net income attributable to GMCR	$356,276	$270,741
After tax:
Expenses related to SEC inquiry (1)	1,773	2,889
Amortization of identifiable intangibles (2)	23,523	23,658
Gain on sale of subsidiary (3)	—	(16,685)
Non-GAAP net income attributable to GMCR	$381,572	$280,603

	Thirty-nine weeks ended
	June 29, 2013		June 23, 2012
Diluted income per share	$2.33		$1.70
After tax:
Expenses related to SEC inquiry (1)	0.01		0.02
Amortization of identifiable intangibles (2)	0.15		0.15
Gain on sale of subsidiary (3)	—		(0.10)
Non-GAAP net income per share	$2.50	*	$1.76	*

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $1.0 million and $1.9 million for the thirty-nine weeks ended June 29, 2013 and June 23, 2012, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 15, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $10.7 million and $10.8 million for the thirty-nine weeks ended June 29, 2013 and June 23, 2012, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(3)         Represents the gain recognized on the sale of Filterfresh, net of income taxes of $9.6 million.  Income taxes were calculated at our effective tax rate.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities and borrowings under our credit facilities and capital lease and financing obligations.  At June 29, 2013, we had $317.3 million in outstanding debt, and capital lease and financing obligations, $352.2 million in cash and cash equivalents and $924.1 million of working capital (including cash).  At September 29, 2012, we had $531.5 million in outstanding debt and capital lease and financing obligations, $58.3 million in cash and cash equivalents and $803.0 million of working capital (including cash).

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities during the thirty-nine weeks ended June 29, 2013 was $772.2 million as compared to $488.2 million for the same period last year.  We generated $357.0 million in net income for the thirty-nine weeks ended June 29, 2013.  Significant non-cash items primarily consisted of $172.0 million in depreciation and amortization.  Other significant changes in assets and liabilities affecting net cash provided by operating activities were decreases in inventories of $175.5 million.

Investing Activities:

Investing activities primarily include capital expenditures for equipment and building improvements.

Capital expenditures were $190.4 million for the thirty-nine weeks ended June 29, 2013 as compared to $305.5 million for the comparable prior year period.  In addition, during the thirty-nine weeks ended June 29, 2013, we acquired fixed assets of $23.5 million under capital lease and financing obligations.  Capital expenditures incurred on an accrual basis during the thirty-nine weeks ended June 29, 2013 consisted primarily of $63.7 million related to increasing packaging capabilities for the Keurig® brewer platforms, $27.5 million related to facilities and related infrastructure, $33.4 million related to information technology infrastructure and systems, and $16.3 million related to coffee processing and other equipment.  In fiscal 2013, we currently expect to invest between $275.0 million to $325.0 million in capital expenditures to support our future growth.

Cash flows used in investing activities for the thirty-nine weeks ended June 23, 2012 included $137.7 million received from the sale of Filterfresh.  On October 3, 2011, we sold all of the outstanding shares of Filterfresh to ARAMARK for $142.1 million in cash and transferred $4.4 million of cash to ARAMARK as part of the sale, resulting in net cash inflow of $137.7 million.

Financing Activities:

Cash used in financing activities for the thirty-nine weeks ended June 29, 2013 totaled $292.5 million.  Cash generated from operations was used to reduce our debt and capital lease obligations by $235.4 million, principally under our revolving line of credit.  We also used $125.7 million of cash to repurchase approximately 4.9 million of shares of our common stock during the first and second quarters of fiscal 2013.  Cash flows from operating and financing activities included a $47.8 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Under our Amended and Restated Credit Agreement (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At June 29, 2013, we had $235.9 million outstanding under the term loan A facility, no balances outstanding under the revolving credit facilities and $5.0 million in letters of credit with $995.0 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate as of June 29, 2013 and September 29, 2012 was 3.0% and 2.9%, respectively, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At June 29, 2013, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at June 29, 2013 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At June 29, 2013, we estimate we would have paid $6.3 million (gross of tax), if we terminated the interest rate swap agreements.  We designate the interest rate swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During the thirteen weeks ended June 29, 2013 and June 23, 2012, we incurred $0.8 million and $1.2 million, respectively, in additional interest expense pursuant to interest rate swap agreements.  During the thirty-nine weeks ended June 29, 2013 and June 23, 2012, we incurred $2.7 million and $3.5 million, respectively, in additional interest expense pursuant to interest rate swap agreements.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt	Interest Expense (1)	Operating Lease Obligations	Capital Lease Obligations (2)	Financing Obligations (3)	Purchase Obligations	Total
Remainder of 2013	$35	$1,782	$4,507	$1,407	$369	$523,057	$531,157
FY 2014 - FY 2015	32,037	13,694	30,729	13,812	10,874	359,455	460,601
FY 2016 - FY 2017	205,411	2,767	18,931	9,977	19,160	194,100	450,346
Thereafter	602	60	23,367	35,817	123,387	79,577	262,810
Total	$238,085	$18,303	$77,534	$61,013	$153,790	$1,156,189	$1,704,914

(1)         Based on rates in effect at June 29, 2013.  Does not include interest on amounts outstanding under the USD and multicurrency revolving credit facilities.

(2)         Includes principal and interest payments.

(3)         Represents portion of the future minimum lease payments allocated to the building which are recognized as reductions to the financing obligation and interest expense upon completion of construction.

In addition, we have $22.1 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $14.1 million expiring through June 2015.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

	Remainder						Total Debt Outstanding and average effective interest rate at
	of 2013	2014	2015	2016	2017	Thereafter	June 29, 2013
Long-term debt:
Variable rate (in thousands)	$—	$12,500	$18,750	$74,687	$—	$—	$105,937
Average interest rate	—%	1.7%	1.7%	1.7%	—%	—%	1.7%
Fixed rate (in thousands)	$35	$394	$393	$130,354	$370	$602	$132,148
Average interest rate	4.0%	4.0%	4.0%	4.0%	3.9%	3.9%	4.0%

At June 29, 2013, we had $105.9 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $1.1 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.2 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On June 29, 2013, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will terminate in November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts nine to twelve months prior to delivery, so that we can adjust our sales prices to the marketplace.  At June 29, 2013, we had approximately $270.4 million in green coffee purchase commitments, of which approximately 86% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales.  At June 29, 2013, we held outstanding futures contracts covering 6.3 million pounds of coffee with a fair market value of $(0.9) million, gross of tax.  At September 29, 2012, we held outstanding futures contracts covering 3.2 million pounds of coffee with a fair market value of $(0.3) million, gross of tax.

At June 29, 2013, we are exposed to approximately $38.0 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $31.6 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 29, 2012.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at June 29, 2013 by approximately $3.8 million.

Foreign Currency Exchange Rate Risk

Our foreign operations are primarily related to our Canada segment, which is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely affected by changes in these or other factors.  We also source our green coffee, certain production equipment, and components of our brewers and manufacturing of our brewers from countries outside the United States, which are subject to the same risks described for Canada above; however, most of our green coffee and brewer purchases are transacted in the United States dollar.

The majority of the transactions conducted by our Canada segment are in the Canadian dollar.  As a result, our revenues are adversely affected when the United States dollar strengthens against the Canadian dollar and are positively affected when the United States dollar weakens against the Canadian dollar.  Conversely, our expenses are positively affected when the United States dollar strengthens against the Canadian dollar and adversely affected when the United States dollar weakens against the Canadian dollar.

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

At June 29, 2013, we had approximately three years remaining on a CDN $120.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.  We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other intercompany balances denominated in Canadian dollars, are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

In addition, we occasionally use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.  We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the Unaudited Consolidated Statements of Operations.  We had no outstanding foreign currency forward contracts at June 29, 2013.

Movements in foreign currency exchange rates exposes us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Based on our net un-hedged assets that are affected by movements in foreign currency exchange rates as of June 29, 2013, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $16.9 million.  In addition, at June 29, 2013 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $605.9 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $60.6 million with a corresponding charge to other comprehensive income.

Item 4.  Controls and Procedures

As of June 29, 2013, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings.

On October 1, 2010, Keurig, Incorporated, a wholly-owned subsidiary of the Company (“Keurig”), filed suit against Sturm Foods, Inc. (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig® brewers.  On September 13, 2012, the District Court rendered a summary judgment decision in favor of Sturm on the patent side of the suit.  Keurig has since appealed to the United States Federal Circuit Court of Appeals the District Court’s summary judgment decision, and oral argument for that appeal is scheduled to take place before the Federal Circuit on August 6, 2013.  Separately, on February 19, 2013, Keurig and Sturm entered into a settlement agreement with respect to the trademark infringement, false advertising, and other claims at issue in the suit, all of which have now been dismissed.  The settlement agreement did not materially impact our consolidated financial results of operations.

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-MBB) for patent infringement related to Rogers’ sale of “San Francisco Bay” beverage cartridges for use with Keurig® brewers.  The suit alleges that the “San Francisco Bay” cartridges violate Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138).  Keurig sought an injunction prohibiting Rogers from selling these cartridges, as well as money damages.  In late 2012, Rogers moved for summary judgment of no infringement as to all three asserted patents.  On May 24, 2013, the District of Massachusetts granted Rogers’ summary judgment motions.  Keurig has since appealed the Court’s ruling to the Federal Circuit, and that appeal is currently pending.

On January 24, 2012, Teashot, LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-c v-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup® packs containing tea.  The suit alleges that the Company, Keurig and Starbucks are violating a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to its Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On March 13, 2012, the Company and Keurig, for themselves and Starbucks, filed an answer with the court, generally denying all of Teashot’s allegations.  The Company and Keurig, for themselves and Starbucks, are vigorously defending this lawsuit.  On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement.  On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues.  No hearing on the summary judgment motions has been scheduled.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

SEC Inquiry

As first disclosed on September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company.  The Company is cooperating fully with the SEC staff’s inquiry.

Stockholder Litigation

Three putative securities fraud class actions have been filed against the Company and certain of its officers and directors along with two putative stockholder derivative actions.  The first consolidated putative securities fraud class action was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.  The second putative securities fraud class action was filed on November 29, 2011, and the third putative securities fraud class action was filed on May 7, 2012.  A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of five separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively.  In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

The first consolidated putative securities fraud class action, organized under the caption Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  The underlying complaints in the consolidated action allege violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its forward guidance.  The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between July 28, 2010 and September 28, 2010 or September 29, 2010.  The complaints seek class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until November 29, 2010 to move the court to serve as lead plaintiff of the putative class.  On December 20, 2010, the court appointed Jerzy Warchol, Robert M. Nichols, Jennifer M. Nichols, Marc Schmerler and Mike Shanley lead plaintiffs and approved their selection of Glancy Binkow & Goldberg LLP and Robbins Geller Rudman & Dowd LLP as co-lead counsel and the Law Office of Brian Hehir and Woodward & Kelley, PLLC as liaison counsel.  On December 29, 2010 and January 3, 2011, two of the plaintiffs in the underlying actions in the consolidated proceedings, Russell Blank and Dan M. Horowitz, voluntarily dismissed their cases without prejudice.  Pursuant to a stipulated motion granted by the court on November 29, 2010, the lead plaintiffs filed a consolidated complaint on February 23, 2011, and defendants moved to dismiss that complaint on April 25, 2011.  The court heard argument on the motions to dismiss on January 5, 2012.  On January 27, 2012, the court issued an order granting defendants’ motions and dismissing the consolidated complaint without prejudice and the lead plaintiffs filed a motion for leave to amend the complaint on March 27, 2012.  On April 9, 2012, the parties filed a stipulated motion for filing of the amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Briefing on defendants’ motions to dismiss was completed on August 29, 2012.  On March 20, 2013, the court granted defendants’ motions to dismiss the amended complaint and dismissed the amended complaint with prejudice.  On April 19, 2013, the plaintiffs filed a notice appealing the court’s ruling to the United States Court of Appeals for the Second Circuit.  On July 24, 2013, plaintiff-appellants filed a motion to voluntarily dismiss the appeal with prejudice, which the appeals court granted on July 29, 2013.

The second putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed on November 29, 2011 and is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint seeks class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirements System, Employees’ Retirements System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint does not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and the briefing of their motions was completed on June 26, 2013.  An oral argument on the defendants’ motions to dismiss is set for August 27, 2013.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The third consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleges violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint includes counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs seek to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action.  On August 1, 2012, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS punitive fraud class action or the LAMPERS punitive fraud class action is dismissed with prejudice.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  As a result of the federal court’s ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted.  On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers.  The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions.  The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants.  The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Defendants are due to move to dismiss or otherwise respond to the complaint on August 23, 2013.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our fiscal 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares during the third quarter of fiscal 2013.  As of June 29, 2013, $297.8 million remained available for shares to be repurchased under current authorization by our Board of Directors.  On July 30, 2012, our Board of Directors authorized a program for the Company to repurchase up to $500.0 million of our common shares over two years, and at such times and prices as determined by the Company’s management.  See Note 13, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

Item 6.  Exhibits

(a) Exhibits:

10.1	Transition Agreement between Green Mountain Coffee Roasters, Inc., and Scott McCreary, dated May 23, 2013.

10.2	Consultancy Agreement between Green Mountain Coffee Roasters, Inc., and Robert Stiller, dated June 19, 2013.

10.3	Consultancy Agreement between Green Mountain Coffee Roasters, Inc., and Larry Blanford, dated June 19, 2013.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date:	8/7/2013	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date:	8/7/2013	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer