Form 10-K
period 2013-09-28
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2013-11-20
CIK 909954

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 28, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 1-12340

GREEN MOUNTAIN COFFEE ROASTERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0339228 (I.R.S. Employer Identification No.)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 30, 2013 was approximately $7,923,000,000 based upon the closing price of such stock on March 29, 2013.

         As of November 13, 2013, 149,030,940 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

GREEN MOUNTAIN COFFEE ROASTERS, INC,

Annual Report on Form 10-K

For Fiscal Year Ended September 28, 2013

PART I

FORWARD-LOOKING STATEMENTS

        This report contains information that constitutes "forward-looking statements." Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," "may," "aims," "intends," or "projects." However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the success of introducing and producing new product offerings, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, projections of payment of dividends, and the impact of the inquiry initiated by the SEC and any related litigation or additional governmental inquiry or enforcement proceedings. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and Part II "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 1.    Business

Overview

        We are a leader in the specialty coffee and coffeemaker businesses in the United States and Canada. We sell Keurig® Single Cup brewers and roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified™, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® and Vue® packs ("portion packs") for use with our Keurig® Single Cup brewers. We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans. In addition, we produce and sell other specialty beverages in portion packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages. Unless the context indicates otherwise, the terms "GMCR", the "Company", "we", "our", or "us" refer to Green Mountain Coffee Roasters, Inc., together with its subsidiaries.

        As of the end of our 2013 fiscal year, we had the top four coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data. Under the Keurig® brand name, we offer a variety of brewers for commercial use in the Away From Home ("AFH") channel and for home use in the At Home ("AH") channel that are differentiated by features and size.

        Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single serve coffee which can now be enjoyed in a wide variety of places, including home, office, professional, restaurants, and hospitality locations. This growth has been driven by the emergence of specialty coffee shops throughout the U.S. and Canada, the general level of consumer knowledge of, and appreciation for, coffee quality and variety, and the wider availability of high-quality coffee. The Company has been benefiting from this overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

        Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup brewer adoption in order to generate ongoing demand for portion packs in American and Canadian households, foodservice and office location and, in the longer term, globally. As part of this strategy, we work to sell our AH brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable portion packs. In addition, we have license agreements with Breville PTY Limited (producer of Breville® brand coffeemakers), Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers), and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

        In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems, which include both the brewer and the related portion packs. In fiscal 2013, approximately 92% of our consolidated net sales were attributed to the combination of portion packs and Keurig® Single Cup brewers and related accessories.

Acquisitions and Divestitures

        In fiscal 2011, we acquired LJVH Holdings Inc. ("Van Houtte") owner of Van Houtte® and other brands, based in Quebec, Canada. This acquisition is providing growth opportunities for us, particularly in Canada, and we believe is further advancing our objective of becoming a leader in the competitive coffee and coffeemaker business in the U.S. and Canada.

        On October 3, 2011, we sold the Van Houtte U.S. Coffee Service business, or "Filterfresh" business, to ARAMARK Refreshment Services, LLC ("ARAMARK").

        Refer to Note 3, Acquisition and Divestitures, of the Notes to Consolidated Financial Statements included in this Annual Report.

Business Segments

        Our operating structure consists of two business segments. We historically managed our operations through three business segments: the Specialty Coffee business unit ("SCBU"), the Keurig business unit ("KBU") and the Canadian business unit. Effective as of and as initially disclosed on May 8, 2013, our Board of Directors authorized a reorganization which consolidated U.S. operations to bring greater organizational efficiency and coordination across the Company. Due to this combination, the results of U.S. operations, formerly reported in the SCBU and KBU segments, are reported in the Domestic segment and the results of Canadian operations are in the "Canada" segment. See Note 4, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Annual Report.

        Domestic.    The Domestic segment sells single cup brewers and accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in portion packs and coffee in more traditional packaging including bags and fractional packs to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through Company websites.

        Canada.    The Canada segment sells single cup brewers, accessories, and sources, produces and sells coffee, teas and other beverages in portion packs and coffee in more traditional packaging including bags, cans and fractional packs under a variety of brands to retailers including supermarkets, department stores, mass merchandisers, club stores, through office coffee services to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website.

 Business Relationships

        Our business relationships with participating brands are generally established through licensing or manufacturing arrangements.

        Under licensing arrangements, we license the right to manufacture, distribute and sell the finished products through our distribution channels using the brand owners' marks. For the right to use a brand owner's mark, we pay a royalty to the brand owner based on our sales of finished products that contain the brand owner's mark.

        Under manufacturing arrangements, we manufacture finished beverage products using raw materials sourced by us or provided by the brand owner. In both instances, once the manufacturing process is complete, we sell the finished product either to the brand owner or to our customers. Under certain manufacturing arrangements, our sole customer is the brand owner and we are prohibited from selling the beverage products to other types of customers through our distribution channels. Under other manufacturing arrangements, in addition to manufacturing the beverage for sale to the brand owner, we have the right to sell the beverages using the brand owner's marks in certain of our channels through a licensing arrangement, as described above.

Our Strengths

        We believe our system approach provides us with a unique competitive advantage in the marketplace, as we design all aspects of the system, including the beverage, the portion pack, the portion pack manufacturing lines, the appliance and its components. We believe that the consumer benefits delivered by our Keurig® beverage system will preserve our leadership position in the marketplace and give us significant opportunity to continue to grow our coffee business and do for other beverage categories what we have done for coffee.

        We believe the primary consumer benefits delivered by our Keurig® Single Cup Brewing system are as follows:

  Quality—expectations of the quality of coffee consumers drink have increased over the last several years and, we believe, with the Keurig® system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

  Convenience—the Keurig® system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

  3
  Choice—with many beverage brands across multiple beverage categories, GMCR offers more than 290 individual varieties, allowing consumers to enjoy and explore a wide range of beverages. In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, in portion packs.

        We see these benefits as being our competitive advantage and believe it's the combination of these attributes that make the Keurig® Single Cup Brewing system appealing to consumers.

Our Strategy

        We are focused on building our brands and profitably growing our business. We believe we can continue to grow sales by increasing consumer awareness in the U.S. and Canada, expanding into new geographic regions, expanding consumer choice of coffee, tea and other beverages in our existing brewing systems or through the introduction of new brewing platforms, expanding sales in adjacent beverage industry segments and/or selectively pursuing other synergistic opportunities.

        The key elements of our business strategy are as follows:

  •
  Growing the current Keurig® Hot system in the U.S. and Canada;

  •
  Expanding our brand offerings, both owned and partner brands;

  •
  Expanding in current channels;

  •
  Launching new brewer technologies and innovation;

  •
  Beginning international expansion.

        Growing the current Keurig® Hot system in the United States and Canada.    While we are positioned as a leader in the single serve hot beverage marketplace, we estimate our current Keurig® Hot system is only in approximately 13% of U.S. households. In order to increase household penetration, we are executing a segmentation strategy to effectively showcase our extensive variety of beverage options. We are also implementing measures to improve the shopping experience at retail to further distinguish the Keurig® brand and enhance brand recognition. Additionally, we are launching targeted marketing campaigns to increase regional household penetration in certain geographic areas through increased awareness, trial and conversion.

        Expanding our brand offering.    In fiscal 2013, we have continued to expand consumer choice in the Keurig® Single Cup Brewing system by entering into or extending a number of business relationships which enable us to offer other strong national and regional coffee and tea brands, and store brands such as Dunkin' DonutsTM, Seattle's Best Coffee®, Starbucks®, The Coffee Bean & Tea Leaf®, Cinnabon®, Tazo®, Eight O'Clock®, Tetley®, Good Earth®, Snapple®, Kirkland SignatureTM and METRO's Irresistibles K-Cup® packs for use with Keurig® Single Cup brewers. We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded portion packs to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems. Furthermore, we are expanding the use of our Keurig® Single Cup Brewing system beyond beverages through innovative partnerships, the first of which is with the Campbell Soup Company to produce Campbell's Fresh-Brewed Soup K-Cup® packs which we expect to be available in fiscal 2014. We believe these new product offerings fuel excitement for current Keurig® Single Cup brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the system. These relationships are established with careful consideration of potential economics. We expect to continue to enter into these relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® Single Cup Brewing system awareness and household adoption, in part through the participating brand's advertising and merchandising activities. In addition to entering into business relationships with brands that are new to the Keurig® Single Cup Brewing system, we expect to be able to convert a number of unlicensed brands to the Keurig® system on a licensed basis.

        Expanding in current channels.    We have identified and are targeting specific opportunities within our existing channels, specifically the AFH channel, including food service, workplace, higher education and hospitality locations. These are areas where Keurig® has substantial room to grow, considering we are currently in less than one percent of food service outlets.

        Launching new brewer technologies and innovation.    We are also focused on continued innovation in both hot and cold single serve brewing systems. Some of our recent initiatives and planned product introductions include:

  •
  An expansion of the Keurig® Hot system with the fiscal 2013 launch of the Keurig® Rivo™ Cappuccino and Latte System and Rivo™ pack espresso blend varieties, in partnership with Luigi Lavazza S.p.A. ("Lavazza");

  •
  An expansion of the Keurig® Hot system with introduction of a new commercial grade Keurig® Bolt™ platform which, following in-office testing, will be available throughout the U.S. and Canada beginning in the first half of fiscal 2014;

  •
  An introduction of the next generation beverage platform of the Keurig® Hot beverage system, which will combine the qualities and technologies of our existing K-Cup® and Vue® platforms to offer a wider array of beverages and available sizes, with an estimated launch in late fiscal 2014; and

  •
  An estimated launch in fiscal 2015 of the Keurig® Cold system, which will deliver freshly prepared carbonated, sparkling and still beverages.

        Beginning international expansion.    Beginning in fiscal 2014 and continuing into fiscal 2015, we are planning to launch our Keurig® Hot system global platform with the introduction of a specifically designed Keurig® Single Cup brewer, in the United Kingdom, Australia, South Korea, and Sweden.

Corporate Objective and Philosophy

        Our Company's objective is to be a leader in the beverage business by selling high-quality, premium beverages and innovative brewing systems that consistently provide a superior beverage experience. Increasingly, we are also developing expertise in providing other brewing system choices.

        Our purpose:    "Create the ultimate beverage experience in every life we touch from source to cup—transforming the way the world understands business" guides our approach to business.

        Our mission:    "A Keurig® brewer on every counter and a beverage for every occasion" drives our strategy.

        Our objectives:

        Essential elements of our philosophy and approach include:

        High-Quality Coffee.    We are passionate about roasting great coffees and are committed to ensuring that our customers have an outstanding coffee experience. We buy some of the highest-quality Arabica beans available from the world's coffee-producing regions and use a roasting process designed to optimize each coffee's individual taste and aroma.

        Innovative Brewing Technology.    Our proprietary brewing technology, embodied in our portfolio of premium quality machines and portion packs, provides the benefits of convenience, variety and great taste consistently from cup to cup. The Keurig® Single Cup Brewing systems include the following elements:

  •
  Proprietary portion packs, which contain precisely portioned amounts of gourmet coffees, cocoa, teas and other products/offerings in a sealed, low oxygen environment to help maintain freshness.

  •
  Premium quality brewers that precisely control the amount, temperature and pressure of water to provide a cup of coffee, tea, cocoa or other beverage of a consistent high quality when used with our own or licensed portion packs.

  •
  Convenience of one-touch brewing which allows consumers to enjoy the perfect cup simply and quickly, in some cases in less than a minute.

        While the brewing system has been designed and optimized for producing consistent, high-quality coffee, we have expanded our beverage selection to include other beverages such as hot apple cider, hot cocoa, brew-over-ice teas, coffees and fruit brews. We believe these new beverages will help to increase brewer usage occasions and enhance consumer satisfaction. New beverage development work has also generated proprietary know how and/or patent applications. The Company holds U.S. and international patents covering a range of its portion pack and brewing technology innovations, with additional patent applications in process. We believe our constant innovation and focus on quality, all directed to delivering a consistently superior cup of coffee, are what differentiates us among competitors in the coffeemaker industry.

        Product Distribution.    The Company seeks to create customers for life. We believe that coffee and other beverages are convenience purchases, and we utilize our multi-channel distribution network of distributor, retail and consumer direct options to make our products widely and easily available to consumers.

        Sustainable Business Practices.    We view sustainability as integral to our success. We have a long history of supporting sustainability initiatives, particularly where we have business interest or expertise. We strive to manage and minimize negative impacts throughout the value chain where possible and have three sustainable business practice areas where we define goals and measure our progress: Resilient Supply Chain, Sustainable Products, and Thriving People and Communities. We allocate a portion of our profits towards philanthropic and sustainability efforts. To learn more about our programs visit www.gmcr.com/sustainability.aspx.

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

 The Products

Coffee

        The Company offers high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. Our coffee comes in a variety of package types including portion packs, bagged (whole bean and ground), fractional packages (for food service and office environments) and cans.

Tea

        The Company does not own a tea brand, but has licensing agreements with Unilever North America (Lipton®), Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), Good Earth® Corporation and Tetley® USA, Inc. (Good Earth® and Tetley® branded teas), R. C. Bigelow, Inc. (Bigelow® branded teas), Snapple Beverage Corp. (Snapple® branded teas), Starbucks Corporation (Tazo® and Teavana®) and Associated British Foods plc (Twinings of London®) for manufacturing, distribution, and sale of portion packs.

Other Beverages

        In addition to coffee and tea, we also produce and sell lemonade and hot apple cider under our Green Mountain Naturals™ brand, iced fruit brews under our Vitamin Burst™ brand, cocoa and other dairy-based beverages under our Café Escapes™ brand, and cocoa under the Swiss Miss® brand in portion packs.

Beverage Brands

        The brands include:

Arbuckle®	Emeril's®	Red Carpet™
Barista Prima Coffeehouse®	Folgers Gourmet Selections®	revv®
Bigelow®	Gloria Jean's®	Seattle's Best Coffee®
Brûlerie Mont-Royal®	Good Earth®	Snapple®
Brûlerie St. Denis®	Green Mountain Coffee®	Starbucks®
Café Adagio Coffee®	Green Mountain Naturals®	Swiss Miss®
Café Escapes®	Kahlua®	Tazo®
Caribou Coffee®	Kirkland Signature™	Tetley®
Celestial Seasonings®	Lavazza®	The Original Donut Shop™
Cinnabon®	Lipton®	Timothy's®
Coffee People®	Market Basket®	TK™
Diedrich Coffee®	McQuarry™	Tully's®
Distinction®	Millstone®	Twinings of London®
Donut House Collection®	Newman's Own® Organics	Van Houtte®
Dunkin' Donuts™	Orient Express®	Vitamin Burst®
Eight O'Clock®	Promenade™	Wolfgang Puck®

        The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Cinnabon®, Dunkin' Donuts™, Eight O'Clock®, Emeril's®, Folgers Gourmet Selections®, Gloria Jean's®, Good Earth®, Kahlua®, Kirkland Signature™, Lavazza®, Lipton®, Market Basket®, Millstone®, Newman's Own® Organics, Seattle's Best Coffee®, Snapple®, Starbucks®, Swiss Miss®, Tazo®, Tetley®, Twinings of London®, and Wolfgang Puck® brands are available through relationships we have with their respective brand owners. Each of these brands is property of their respective owners and is used with permission.

Brewers

        We are a leader in sales of coffeemakers in the U.S. and Canada. As of the end of our 2013 fiscal year, we had the top four best-selling coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States. Under the Keurig® K-Cup®, Keurig® Vue®, and co-branded Keurig® Rivo™ brand names, we offer a variety of commercial and home use brewers for the AFH and AH channels differentiated by features and size.

        In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with "Keurig® Brewed". Licensees include Breville PTY Limited selling a "Breville®" branded brewer; Jarden Consumer Solutions selling a "Mr. Coffee®" branded brewer, and Conair Corporation selling a "Cuisinart®" branded brewer.

Accessories

        We offer a variety of accessories for the Keurig® Single Cup Brewing platforms including K-Cup® and Vue® pack storage racks, baskets, and brewer carrying cases. We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and gourmet food items covering a wide range of price points.

Office Coffee Services

        In Canada, we operate a coffee services business which provides coffee products, including a variety of coffee brands and blends, brewing and beverage equipment and beverage supplies, directly to offices. We previously operated a coffee services business in the U.S. which was sold on October 3, 2011 (See Note 3, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements included in this Annual Report).

Customers

        We sell our products to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through our websites.

        We rely primarily on one fulfillment entity, M.Block & Sons, Inc. ("MBlock"), to process the majority of orders for our AH business sold through to retailers, department stores and mass merchants in the Domestic segment. Our sales processed through MBlock represented 37%, 38% and 38% of the Company's consolidated net sales for fiscal years 2013, 2012 and 2011, respectively. To a lesser extent, we also use other third-parties in the U.S. and Canada for fulfillment services in the AH channel. Further, we are reliant on certain customers for a substantial portion of our revenues, whether the related orders are processed through fulfillment entities or by us. Sales to customers that represented more than 10% of our sales included Wal-Mart Stores, Inc. and affiliates, representing approximately 14% and 12% of our consolidated net sales for fiscal 2013 and 2012, respectively; Costco Wholesale Corporation and affiliates, representing approximately 11% of our consolidated net sales for fiscal 2013; and Bed Bath & Beyond, Inc., and affiliates, representing approximately 11% of our consolidated net sales for fiscal 2011.

Net Sales

        For fiscal 2013, approximately 92% of our consolidated net sales was attributed to the combination of portion packs and Keurig® Single Cup brewers and related accessories. Fiscal 2013 net sales of $4,358.1 million were comprised of $3,187.3 million portion pack net sales, $827.6 million Keurig® Single Cup Brewer and accessories net sales and $343.2 million of other product net sales such as whole bean and ground coffee selections in bags, fractional packages, and cans, as well as cups, lids and ancillary items to our customers primarily in the U.S. and Canada.

Supply Chain

        We operate production and distribution facilities in the U.S. in Castroville, California; Knoxville, Tennessee; Essex, Waterbury and Williston, Vermont; Windsor, Virginia; and Sumner, Washington; and in Canada, primarily in Montreal, Quebec and Toronto, Ontario. Our production facilities include specially designed proprietary high-speed packaging lines that manufacture K-Cup® and Vue® packs using freshly-roasted and ground coffee as well as tea, cocoa and other products.

        Effective by March 2014, we are consolidating all of our Canadian coffee and portion pack production in Montreal, Quebec and will discontinue production in Toronto, Ontario.

        We utilize third-party contract manufacturers located primarily in China and Malaysia for brewer manufacturing. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have established an Asian-based research and development and quality control function that provides manufacturing oversight, project management, and quality support.

Green Coffee Cost and Supply

        We purchased approximately 216 million pounds of coffee in fiscal 2013. We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffee. Outside brokers provide the largest supply of our green coffee.

        In fiscal 2013, approximately 26% of our purchases were from Fair Trade certified sources. This provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products. In fiscal 2013, approximately 5% of our purchases were from Rain Forest Alliance Certified™ farms. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. In fiscal 2013, approximately 68% of our purchases were from farm-identified sources, which means that we know the farms, estates or co-ops, and can develop a relationship directly with the farmers. We believe that our "farm-identified" strategy helps us secure long-term supplies of high-quality coffee.

        The supply and price of coffee are subject to high volatility. Supply and price of all coffee grades are affected by multiple factors, such as weather, pest damage, politics, competitive pressures, the relative value of the United States currency and economics in the producing countries.

Marketing and Distribution

        To support customer growth in the U.S. and Canada, we utilize separate selling organizations and different selling strategies for each of our multiple channels of distribution. Both of our segments operate in the AH, AFH and consumer direct channels.

        In the AH channel, we target coffee drinkers who wish to enjoy the speed and convenience of single cup brewing but who do not want to compromise on taste. We promote our AH brewing system which includes portion packs manufactured by the Domestic and Canada segments primarily through specialty and department store retailers, select wholesale clubs, mass merchants, and on our websites.

We also use national television advertising to promote our AH brewing systems. We rely on MBlock to process a significant amount of our sales orders for our AH single cup business with retailers in the United States. In addition, we rely on a single order fulfillment entity to process the majority of sales orders for our AH single cup business with retailers in Canada. In the AH channel within both the Domestic and Canada segments, our personnel work closely with key retail channel entities on product plans, placement and initiatives, marketing programs and other product sales support. The Domestic and Canada segments market and sell portion packs for use in Keurig® Single Cup brewers, as well as other package formats, such as bagged coffee, to supermarkets, grocery stores and certain wholesale clubs for use in AH applications.

        In the AFH channel, our Domestic segment primarily targets the office coffee channel with a broad offering of single cup brewing platforms that significantly upgrade the quality of the coffee served in the workplace, as well as the food service and hospitality industries. The Domestic segment promotes its AFH brewing system through a selective, but non-exclusive, network of AFH distributors in the U.S. ranging in size from local to national. Keurig® Single Cup brewers and portion packs are also available at retail in office superstore locations and directly to small offices through our e-commerce platform. To a lesser degree, the Canada segment markets and sells their coffee and beverage products to the office coffee channel through those AFH distributors. The Canada segment operates a coffee service and distribution network primarily in Canada. The office coffee services business provides office coffee products including a variety of coffee brands and blends, brewing and beverage equipment and beverage supplies directly to offices. Beyond the office coffee channel, we are active in marketing and selling our products to other AFH channels such as food service, convenience, hospitality and business-oriented e-commerce.

        We also operate websites and social media pages that present our brands to consumers, and serve as e-commerce platforms. This channel provides the opportunity for us to develop relationships with our consumers via electronic communication.

        Under the Keurig® brand name, we offer a variety of commercial and home-use brewers for the AH, AFH and consumer direct channels that are differentiated by features and size. We offer a large assortment of portion packs available for the brewers including brands which we own and other strong national/regional brands that help augment consumer demand for the Keurig® Single Cup Brewing systems. In order to expand the demographic reach of the Keurig® Single Cup Brewing system, we expanded distribution to multiple channels, entered into license agreements with Breville PTY Limited, Jarden Consumer Solutions, producer of Mr. Coffee® brand coffeemakers, and Conair Corporation, producer of Cuisinart® brand coffeemakers, under which each produce, market and sell coffeemakers co-branded with Keurig®, and implemented a tiered brand and pricing structure to provide options for brand conscious and/or value-oriented consumers.

Competition

        We compete primarily in the coffee and coffeemaker marketplaces.

        The coffee marketplace is highly competitive and fragmented. We operate in highly competitive geographic and product marketplaces. Our coffee, tea and other beverages compete directly against coffees and teas sold through supermarkets, club stores, mass merchants, specialty retailers and food service accounts, and indirectly against all other coffees. Our competitors in the coffee marketplace include large national and international companies and numerous local and regional companies, some of which have greater resources, including marketing and operating resources. We compete for limited retailer shelf space for our products, and some of those retailers also market competitive products under their own private labels. We also compete with the conventional products of larger companies. Products are distinguished based on quality, price, brand recognition and loyalty, innovation, promotions, nutritional value, and further by our ability to identify and satisfy consumer preferences.

        Similar to the coffee marketplace, the coffeemaker marketplace is also highly competitive, and we compete against larger companies that possess greater marketing and operating resources than our Company. The primary methods of competition are essentially the same as in the coffee marketplace: price, quality, product performance and brand differentiation. In coffeemakers, we compete against all sellers of coffeemakers including companies that produce traditional pot-brewed coffeemakers and other single serve manufacturers, which include, but are not limited to the following:

  •
  Bunn-O-Matic Corporation

  •
  Mars, Inc. (through its FLAVIA® unit)

  •
  Conair, Inc.

  •
  Hamilton Beach / Proctor-Silex, Inc.

  •
  Jarden Corporation

  •
  Nestle S.A. (including its Dolce-Gusto® and Nespresso® brewing systems)

  •
  Phillips Electronics NV (including its SENSEO® brewing system)

  •
  Robert Bosch GmbH (including its TASSIMO® brewing system)

  •
  Stanley Black & Decker, Inc.

  •
  Starbucks Corporation (including its Verismo® brewing system)

  •
  Whirlpool Corporation

        We expect competition in coffee and coffeemakers to remain intense, both within our existing customer base and as we expand into new regions. In both coffee and coffeemakers, we compete primarily by providing a wide variety of high-quality coffee including flavored, Fair Trade Certified™ and organic coffees as well as other beverages, single cup coffeemakers, easy access to our products, superior customer service and a comprehensive approach to customer relationship management. We believe that our ability to provide a convenient and broad network of outlets from which to purchase our products is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale, retail and consumer direct operations we believe we differentiate ourselves from many of our larger competitors, who specialize in only one primary channel of distribution. We believe our constant innovation and focus on quality, all directed to delivering a consistently superior cup of coffee, differentiate us among competitors in the coffeemaker industry. We also seek to differentiate ourselves through our socially and environmentally responsible business practices. While we believe we currently compete favorably with respect to all of these factors, there can be no assurance that we will be able to compete successfully in the future.

        We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices. In September 2012, two patents associated with our K-Cup® packs expired, and certain third-parties have launched competing products in the form of established unlicensed national and regional brands and unlicensed private label portion packs.

Research and Development

        Our research and development team is comprised of scientists and engineers who are focused on developing beverage and appliance technology platforms that have broad appeal to consumers and consistently deliver on the key attributes of quality, convenience and choice. Research and development costs are expensed as incurred and amounted to $57.7 million, $41.7 million and $17.7 million for fiscal years 2013, 2012 and 2011, respectively. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment.

 Intellectual Property

        The Company owns a number of United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We anticipate maintaining our trademark and service mark registrations with the United States Patent and Trademark Office. We also own other trademarks and service marks for which we have applications for U.S. registration. The Company has further registered or applied for registration of certain of its trademarks and service marks in the United Kingdom, the European Union, Canada, Japan, the People's Republic of China, South Korea, Taiwan and other foreign countries. The Company has licenses to use other marks, all subject to the terms of the agreements under which such licenses are granted. We believe, as we continue to build brands, most notably today in the U.S. and Canada, our trademarks are valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our core brands are covered by trademark registrations in the countries where we do business and/or may do business. We have an active program designed to ensure that our marks and other intellectual property rights are registered, renewed, protected and maintained. In addition, the Company owns numerous copyrights, registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

        The Company holds U.S. patents and international patents related to our Keurig® brewing and portion pack technology. Of these, a majority are utility patents and the remainder is design patents. We view these patents as very valuable but do not view any single patent as critical to the Company's success. We own patents that cover significant aspects of our products. In the United States, certain patents associated with our current generation K-Cup® packs presently used in Keurig® K-Cup® brewers expired in September 2012. We have additional pending patent applications associated with certain elements of current K-Cup® pack technology which, if ultimately issued as patents, would extend coverage over all or some portion of K-Cup® packs, and have expiration dates extending to 2023. Certain elements of the current generation of Vue® packs are covered by patents which expire in 2021 and by others that are still pending. These pending applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others. Further, we continue to invest in further innovation in beverage packs and appliance technology that will enhance our patent position and that may lead to new patents, and take steps we believe are appropriate to protect all such innovation.

        We have diligently protected our intellectual property through the use of domestic and international patents and trademark registrations and through enforcement efforts in litigation. We regularly monitor commercial activity in the countries where we do business and/or may do business and evaluate potential infringement.

Seasonality

        Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. As a result, total inventory, and specifically, brewers and accessories finished goods inventory is considerably higher during the last fiscal quarter than other quarters during the fiscal year, as we prepare for the holiday season. Due to the shift in product mix toward brewers and accessories in the first quarter of our fiscal year, gross margin, as a percentage of net sales, is typically lower in the first fiscal quarter than in the remainder of the fiscal year. Historically, in addition to variations resulting from the holiday season, we have experienced variations in sales from quarter-to-quarter due to a variety of other factors including, but not limited to, the cost of green coffee, competitor initiatives, marketing programs and weather. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

 Working Capital

        In order to meet the increased level of demand for our consumer products during our fourth quarter, we typically build our inventory of brewers and accessories during the fourth quarter of our fiscal year. Funding for working capital items, including inventory and receivables, has been obtained through cash flows from operations, and historically included borrowings from our existing credit facilities. For a description of our liquidity and capital resources, see the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operation," and Note 10, Long-Term Debt, of the Notes to Consolidated Financial Statements.

Employees

        As of September 28, 2013, the Company had approximately 6,300 full-time, part-time, and seasonal employees. We believe our current relations with our employees are good. We have no collective bargaining contracts in the United States. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season and January-March post-holiday season.

Executive Officers of the Registrant

        Certain biographical information regarding each executive officer of our Company is set forth below:

Name	Age	Position	Officer since
Brian P. Kelley	52	President, Chief Executive Officer and Director	2012
Frances G. Rathke	53	Chief Financial Officer and Treasurer	2003
Robert P. Ostryniec	52	Chief Product Supply Officer	2013
Sylvain Toutant	50	President, GMCR Canada Holdings, Inc. and the Canada segment	2012
Gérard Geoffrion	61	President, International Business Development	2010
Linda Longo-Kazanova	60	Chief Human Resources Officer	2011
Michael J. Degnan	49	Chief Legal Officer and Corporate General Counsel	2013
Sonia G. Cudd	45	Vice President, Associate General Counsel—Corporate and Corporate Secretary	2013
Stephen L. Gibbs	41	Vice President and Chief Accounting Officer	2011

        Brian P. Kelley joined GMCR as President, Chief Executive Officer and Director in December 2012. From 2011 until November 2012, Mr. Kelley served as Chief Product Supply Officer, Coca Cola Refreshments. From 2010 to 2011 Mr. Kelley served as President of Coca-Cola's North America Business Integration, and from 2007 until 2010 Coca-Cola's President and General Manager, Still Beverages and Supply Chain North America. Mr. Kelley originally joined Coca-Cola in 2007.

        Frances G. Rathke has served as Chief Financial Officer and Treasurer of GMCR since October 2003, and as Interim Chief Financial Officer since April 2003.

        Robert P. Ostryniec joined GMCR as Chief Product Supply Officer in August 2013. From February 2010 until August 2013, Mr. Ostryniec served as Senior Vice President, Global Chief Supply Chain Officer and Quality & Chief Risk Officer of H.J. Heinz Company. At H.J. Heinz Company he also served as Chief Supply Chain officer of North America from May 2005 to January 2010 and Group Vice President Consumer Products—Product Supply from July 2003 to April 2005.

        Sylvain Toutant was appointed President of GMCR's Canadian business unit in October 2012. Mr. Toutant joined the Company in December 2010 through the acquisition of Van Houtte and previously served as Chief Operating Officer of its Canadian business unit. Mr. Toutant joined Van Houtte in July 2008 as President, Retail.

        Gérard Geoffrion was named President, International Business Development for GMCR in October 2012. Mr. Geoffrion will retire from the Company effective December 31, 2014 and will continue in his current capacity as President, International Business Development until March 31, 2014. Previously, Mr. Geoffrion served as President of GMCR's Canadian business unit. He joined the Company on December 17, 2010 through the acquisition of Van Houtte as Van Houtte's President and CEO. Mr. Geoffrion joined Van Houtte in 1995 and held a number of positions during his tenure including Executive Vice President and CFO and Vice President, Corporate Development.

        Linda Longo-Kazanova has served as Chief Human Resources Officer of GMCR since March 2011. Prior to joining GMCR, Ms. Kazanova was Vice President, Human Resources and Medical for the Burlington Northern Santa Fe Corporation (later acquired by Berkshire Hathaway Inc.) from May 2007 until September 2010.

        Michael J. Degnan was named Chief Legal Officer, Corporate General Counsel of GMCR in March 2013. From January 2011 until March 2013, Mr. Degnan served as GMCR's Vice President, Associate General Counsel—Operations. Mr. Degnan also served as Vice President—General Counsel and Secretary of Keurig, Incorporated from April 2005 until December 2010.

        Sonia G. Cudd was appointed GMCR's Corporate Secretary in March 2013 and has served as GMCR's Vice President, Associate General Counsel—Corporate since April 2012. In this role, Ms. Cudd is GMCR's chief compliance officer. Prior to joining GMCR, Ms. Cudd served as Ethics Counsel of the Bill & Melinda Gates Foundation, a position she held since September 2008, where she established their global compliance program. Ms. Cudd served as Associate General Counsel and Assistant Secretary of McCormick & Company, Inc. from 2005 until 2008.

        Stephen L. Gibbs has served as Vice President and Chief Accounting Officer of GMCR since August 2011. Prior to joining the Company, Mr. Gibbs served as Vice President and Chief Accounting Officer for Scientific Games Corporation from April 2006 to August 2011 and Vice President of Finance for Scientific Games Racing from April 2005 to March 2006.

        There is no family relationship between any of the Directors or executive officers of the Company.

Corporate Information

        Green Mountain Coffee Roasters, Inc. is a Delaware corporation formed in July 1993. Our corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The main telephone number is (802) 244-5621, and our e-mail address for investor information is investor.services@gmcr.com. The address of our Company's website is www.GMCR.com.

 Available information

        Our Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including GMCR, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

        Our Company maintains a website at www.GMCR.com. Our filings with the SEC, including without limitation, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available through a link maintained on our website under the heading "Investor Relations—Financial Information." Our website also includes our Corporate Governance Principles, Code of Ethics and charters of the Audit and Finance, Compensation and Organizational Development, and Governance, Nominating Governance and Corporate Social Responsibility Committees of our Board of Directors. Information contained on our website is not incorporated by reference into this report.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Our financial performance is highly dependent upon the sales of Keurig® Brewing systems and portion packs.

        A significant percentage of our total revenue is attributable to sales of portion packs for use with our Keurig® Brewing systems (which include all those branded "Keurig®" and "Vue®"). In fiscal 2013, total consolidated net sales of portion packs and Keurig® Brewers and related accessories represented approximately 92% of consolidated net sales. Continued acceptance of Keurig® Brewing systems and sales of portion packs to an increasing installed base of brewers are significant factors in our growth plans. Any substantial or sustained decline in the sale of Keurig® Brewing systems or sales of our portion packs would materially adversely affect us. Keurig® Brewing systems compete against all sellers of coffeemakers. These companies include Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Hamilton Beach / Proctor-Silex, Inc., Jarden Corporation, Nestle S.A. (including the Nescafe Dolce-Gusto® beverage system), Phillips Electronics NV (including the SENSEO® brewing system, in cooperation with Sara Lee Corporation) and Robert Bosch GmbH (including the TASSIMO® beverage system, in cooperation with Kraft Foods, Inc.), Stanley Black & Decker, Inc., Starbucks Corporation (including its Verismo® brewing system), Whirlpool Corporation, as well as a number of additional brewing systems and brands. If we do not succeed in effectively differentiating ourselves from our competitors, based on technology, quality of products, desired brands or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig® Brewing systems and portion packs, and accordingly, our profitability may be materially adversely affected.

Changes in the coffee environment and retail landscape could impact our financial results.

        The coffee environment is rapidly evolving as a result of, among other things, changes in consumer preferences; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing marketplaces, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed marketplaces, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Increased competition could hurt our business.

        The coffee industry is intensely competitive and we compete with respect to product, quality, convenience and price. We face significant competition in each of our channels and marketplaces. We compete with major international beverage companies that operate in multiple geographic areas, as well as numerous companies, like our Company, that are primarily local in operation. Our coffees also compete against local or regional brands as well as against private label brands developed by retailers. Our ability to gain or maintain share of sales in the global marketplace or in various local marketplaces may be limited as a result of actions by competitors. Starting in fiscal 2013, in the U.S. and Canada, certain patents associated with our current generation K-Cup® packs presently used in Keurig® K-Cup® brewers expired in September 2012. With the patent expiry, there has been increased competition by unlicensed brands or unlicensed private label manufacturers offering new portion packs that are compatible with the Keurig® K-Cup® brewers. This increased marketplace competition could hurt our business.

Consolidation in the retail channel or the loss of key retail or grocery customers could adversely affect our financial performance.

        Our industry is being affected by the trend toward consolidation in the retail channel. Larger retailers may seek lower prices from us, may demand increased marketing or promotional expenditures, and may be more likely to use their distribution networks to introduce and develop private label brands, any of which could negatively affect the Company's profitability. In addition, our success depends in part on our ability to maintain good relationships with key retail and grocery customers. The loss of one or more of our key customers could have an adverse effect on our financial performance.

        In addition, because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through increased promotional programs, pricing concessions, more favorable trade terms and increased emphasis on private label products. To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced. Further, if we are unable to continue to offer terms that are acceptable to our significant customers or our customers determine that they need fewer inventories to service consumers; these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

Increases in the cost of high-quality Arabica coffee beans or other commodities or decreases in the availability of high-quality Arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

        We purchase, roast, and sell high-quality whole bean Arabica coffee and related coffee products. The price of coffee is subject to significant volatility and, although coffee prices have come down from their near-record highs of 2011, they are still above the historical average price of coffee and may again increase significantly due to factors described below. The Arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the "C" price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the "C" coffee commodity price do increase the price of high-quality Arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base "C" coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality Arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.

Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity.

        We may be able to pass some or all raw materials, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

Failure to maintain profitable, strategic relationships with well-recognized coffee brands/brand owners such as Caribou®, Dunkin' Brands, Folgers®, Newman's Own® Organics and Starbucks® could adversely impact our future growth and business.

        We have entered into strategic relationships for the manufacturing, distribution, and sale of portion pack products with well-regarded coffee companies such as Caribou, Dunkin' Brands, The J.M. Smucker Company, Newman's Own® Organics, and Starbucks. As independent companies, our strategic partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, many of our strategic partners have the right to manufacture or distribute their own specialty beverage products. If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of pricing and marketing and advertising support, or if our strategic partners are not satisfied with our brand innovation and development efforts, they may take actions that could adversely impact our overall future profitability and growth, awareness of our Keurig® Brewing systems, and our ability to attract new consumers to the Keurig® Brewing systems.

If we are not able to achieve our overall long-term goals, the value of an investment in our Company could be negatively affected.

        We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally driven by volume and sales potential of many product types, some of which are more profitable than others, and on an assessment of the potential price and product mix. There can be no assurance that we will achieve the required volume or revenue growth or the mix of products necessary to achieve our long-term growth objectives.

Continued innovation and the successful development and launch of new products and product extensions are critical to our financial results and achievement of our growth strategy.

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

If we are unable to expand our operations in new countries, our long-term growth rate could be negatively affected.

        Our success depends in part on our ability to grow our business in new countries, which in turn depends on economic and political conditions in those countries and on our ability to establish operations in those countries or to form strategic business partnerships and to make necessary infrastructure enhancements to production facilities, distribution networks, order processing and fulfillment systems and technology. Moreover, the supply of our products in new marketplaces must match consumers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular new country.

Obsolete inventory may result in reduced prices or write-downs.

        We must manage our inventory of brewers effectively. As we innovate and introduce new brewers to the marketplace, our existing brewers are at an increased risk of inventory obsolescence. If we ultimately determine that we have excess brewers, we may have to reduce our prices and write-down inventory which could have an adverse effect on our business, financial condition, and results of operations.

If we are not able to build and sustain proper information technology infrastructure or successfully implement our business transformation initiative, our business could suffer.

        We depend on information technology to improve the effectiveness of our operations, to interface with our customers, to maintain financial accuracy and efficiency, to comply with regulatory financial reporting, legal and tax requirements, and for digital marketing activities and electronic communication among our locations and between our personnel and the personnel of our contract manufacturers, suppliers or other third-party partners. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property, or the loss of sensitive or confidential data through security breach or otherwise.

        Beginning in fiscal 2013, we embarked on a multi-year business transformation initiative to streamline business processes and migrate certain of our financial processing systems to an enterprise-wide system solution. There can be no certainty that this initiative will deliver the expected benefits. The failure to deliver our goals may impact our ability to process transactions accurately and efficiently and remain in step with changing business needs, which could result in the loss of customers. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.

Damage to our reputation or brand name, loss of brand relevance, product recalls, product liability, sales returns and warranty expense could negatively impact us.

        We believe our success depends on our ability to maintain consumer confidence in the safety and quality of our products. Our success also depends on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation. We cannot assure you, however, that our commitment to product safety and quality and our continuing investment in advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Allegations of product safety or quality issues or contamination, even if untrue, may require us from time to time to recall a beverage or other product from all of the channels in which the affected production was distributed. Such issues or recalls could negatively affect our profitability and brand image.

Failure to meet expectations for our financial performance will likely adversely affect the price and volatility of our stock.

        Failure to meet expectations, particularly with respect to operating margins, earnings per share, operating cash flows, and net revenues, will likely result in a decline and/or increased volatility in the price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the price of our stock in ways that may be unrelated to our financial performance.

We rely on certain single companies for certain strategic material, product manufacturing and order fulfillment, so a significant disruption in the operation of any of these companies to produce for us could materially adversely affect us.

        We have single suppliers for certain strategic raw materials critical for the manufacture of portion packs, the processing of certain key ingredients in our portion packs. In addition, a single company manufactures the vast majority of our brewers. We have begun to look for additional suppliers for these strategic raw materials and ingredient processing, and have begun to expand our brewer manufacturing footprint, having recently qualified manufacturers in Malaysia and China. However, in the meantime, any disruption in operation of these companies to produce for us, whether as a result of a natural disaster or other causes, could significantly impair our ability to meet demand for our products.

        In addition, we rely primarily on one order fulfillment entity, M.Block & Sons, Inc. ("MBlock"), to process the majority of orders sold through to retailers, department stores and mass merchants in the United States. See Note 2, Significant Accounting Policies-Revenue Recognition of the Notes to Consolidated Financial Statements included in this Annual Report for the Company's revenue recognition policy on how we recognize revenue on orders processed through fulfillment entities.

        The inability of MBlock to perform its obligations to us, whether due to deterioration in its financial condition, integrity or failure of its business systems or otherwise, could result in significant losses that could materially adversely affect us. If our relationship with MBlock is terminated, we can provide no assurance that we would be able to contract with another third-party to provide these services to us in a timely manner or on favorable terms or that we would be able to internalize the related services effectively or in a timely manner.

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

        We rely on independent certification, such as certifications of our products as "organic" or "Fair Trade," to differentiate some of our products from others, such as the Newman's Own® Organics product line, Green Mountain Coffee® Fair Trade Certified™ coffee line and the Canada segment's Fair Trade Organic Collection. In fiscal 2013, approximately 31% of our coffee purchases were from certified sources. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

Due to the seasonality of many of our products and other factors such as adverse weather conditions, our operating results are subject to fluctuations.

        Historically, we have experienced increased sales of our Keurig® Brewing systems in our first fiscal quarter due to the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, quarterly operating results should not be relied upon as indications of our future performance.

        The sales of our products are influenced to some extent by weather conditions in the geographies in which we operate. Unusually warm weather during the winter months may have a temporary effect on the demand for some of our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Our failure to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

        There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current level of maturity of the single serve component of our business. We set target levels for the manufacture of brewers and portion packs and for the purchase of green coffee in advance of customer orders based upon our forecasts of customer demand.

        If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. Alternatively, if demand exceeds our forecasts significantly beyond our current manufacturing capacity, we may not be able to satisfy customer demand, which could result in a loss of share if our competitors are able to meet customer demands. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

Increases or changes in income or indirect tax rates could have a material adverse impact on our financial results.

        We are subject to income tax in the United States and Canada in which we generate net operating revenues. Increases in income tax rates could reduce our after-tax income from affected jurisdictions. In addition, our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, excise taxes, sales or value-added taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues.

Exposure to foreign currency risk and related hedging activities may result in significant losses and fluctuations to our periodic income statements.

        Our foreign operations are primarily related to our Canada segment, which is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We also source our green coffee, certain production equipment, and components of our brewers and manufacturing of our brewers from countries outside the United States, which are subject to the same risks described for Canada above. The majority of the transactions conducted by our Canada segment are in the Canadian dollar. As a result, our revenues are adversely affected when the United States dollar strengthens against the Canadian dollar and are positively affected when the United States dollar weakens. Conversely, our expenses are positively affected when the United States dollar strengthens against the Canadian dollar and adversely affected when the United States dollar weakens. From time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures. More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars. In addition, we use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.

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

A significant interruption in the operation of our roasting, manufacturing or distribution capabilities or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

        Our ability to make, distribute and sell products is critical to our success. We currently roast and manufacture our coffee and other beverage products in the United States in Vermont, Tennessee, Washington, Virginia and California and in Canada in Ontario and Quebec. We expect to be able to meet current and forecasted demand for the near term. However, if demand increases more than we currently forecast, we will need to either expand our current capabilities internally or acquire additional capacity and the failure to do so in a timely or cost effective manner could have a negative impact on our business. Damage or disruption to our manufacturing or distribution capabilities could adversely affect our business, financial condition and results of operations.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted and our reputation may be damaged.

        Although we have not experienced to date any external material security breaches, our businesses involve the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of companies have recently disclosed breaches of the security of their websites, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our customers' proprietary information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

        Our servers are also vulnerable to computer viruses, physical or electronic break-ins, "denial-of-service" type attacks and similar disruptions that could, in certain instances, make all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Our intellectual property may not be valid, enforceable, or commercially valuable.

        While we make efforts to develop and protect our intellectual property, the validity, enforceability and commercial value of our intellectual property rights may be reduced or eliminated by the discovery of prior inventions by third-parties, the discovery of similar marks previously used by third-parties, the successful independent development by third-parties of the same or similar confidential or proprietary innovations or changes in the supply or distribution chains that render our rights obsolete.

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

Laws and regulations could adversely affect our business.

        Our products are extensively regulated in the United States and Canada. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, marketing, advertising, and distributing of these products. Other laws and regulations relate to labeling requirements, the environment, relations with distributors and retailers, employment, health and safety and trade practices. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

        Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California and is known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a "safe harbor" threshold that may be established, is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The State of California or other parties, however, may take a contrary position. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other marketplaces.

We face risks related to the ongoing SEC inquiry.

        As previously disclosed, the staff of the SEC's Division of Enforcement informed us that it was conducting an informal inquiry into matters at the Company. At the direction of the Audit and Finance Committee of our Board of Directors, we are cooperating fully with the SEC staff's inquiry. At this point, we are unable to predict what, if any, consequences the SEC inquiry may have on us. However, the inquiry may continue to result in considerable legal expenses, divert management's attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies. The resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. We can provide no assurances as to the outcome of the SEC inquiry.

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

        In fiscal 2013, our net sales in the United States were $3.7 billion, or 85% of our total net sales. Our sales and performance depend significantly on consumer confidence and discretionary spending, which are still under pressure from United States and global economic conditions. Unfavorable general economic conditions, such as a worsening of the economic downturn and/or decrease in consumer spending in the United States may adversely impact our sales, reduce our profitability and could negatively affect our overall financial performance. We also have exposure to various financial institutions under coffee hedging arrangements and interest rate swaps, and the risk of counterparty default.

Climate change may have a long-term adverse impact on our business and results of operations.

        There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit availability or increase the cost of key agricultural commodities, such as coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our significant facilities are as follows:

Business Segment	Purpose	Location	Approximate Square Feet	Owned or Leased	Expiration of Lease (fiscal year)
Domestic	Warehouse and Distribution	California	62,000	Leased	2016
Domestic	Warehouse and Distribution	Vermont	130,000	Leased	2014 - 2017
Domestic	Warehouse and Distribution	Vermont	72,000	Owned	—
Domestic	Warehouse and Distribution	Washington	224,000	Leased	2014 - 2017
Domestic	Manufacturing	California	55,000	Leased	2016
Domestic	Manufacturing	Tennessee	334,000	Owned	—
Domestic	Manufacturing	Vermont	766,000	Leased	2016 - 2027
Domestic	Manufacturing	Vermont	25,000	Owned	—
Domestic	Manufacturing	Washington	198,000	Leased	2017
Domestic	Manufacturing	Virginia	330,000	Owned	—
Domestic	Research and Development	Vermont	55,000	Owned	—
Domestic	Administrative	Vermont	96,000	Leased	2014 - 2018
Domestic	Administrative	Vermont	72,000	Owned	—
Domestic	Research and Development	Massachusetts	150,000	Leased	2030
Domestic	Administrative	Massachusetts	133,000	Leased	2014 - 2016
Domestic	Research and Development	Shenzhen, China	7,000	Leased	2015
Canada	Warehouse and Distribution	Alberta	64,000	Leased	2014 - 2020
Canada	Warehouse and Distribution	British Columbia	53,000	Leased	2014 - 2017
Canada	Warehouse and Distribution	Ontario	62,000	Leased	2014 - 2017
Canada	Warehouse and Distribution	Quebec	139,000	Owned	—
Canada	Warehouse and Distribution	Quebec	76,000	Leased	2014 - 2023
Canada	Manufacturing	Ontario	44,000	Leased	2014
Canada	Manufacturing	Quebec	59,000	Leased	2020
Canada	Manufacturing	Quebec	80,000	Owned	—
Canada	Administrative	Alberta	29,000	Leased	2015 - 2020
Canada	Administrative	British Columbia	7,000	Leased	2014 - 2015
Canada	Administrative	Ontario	31,000	Leased	2014 - 2022
Canada	Administrative	Quebec	22,000	Leased	2015 - 2023
Canada	Administrative	Quebec	50,000	Owned	—
Corporate	Administrative	Vermont	153,000	Leased	2017 - 2021

        In addition to the locations listed above, the Company has inventory at various locations managed by third-party warehouses and order fulfillment entities.

        The land underneath our 72,000 square foot warehousing and distribution facility in Waterbury, Vermont is leased and the lease for the land expires in 2024.

        We are continually evaluating our facilities to ensure they are adequate to meet our future needs. In June 2012, we entered into an arrangement to lease space of approximately 425,000 square feet in Burlington, Massachusetts, to be constructed. As of September 28, 2013, approximately 150,000 square feet had been completed and is being used for research and development. The remaining 275,000 square feet is currently under construction and is anticipated to be completed during the summer of 2014. The Burlington, Massachusetts facilities will consolidate the existing facilities currently located in Massachusetts. The lease expires in fiscal 2030.

        Effective by March 2014, we are consolidating all of our Canadian coffee and portion pack production in Montreal, Quebec and will discontinue production in Toronto, Ontario.

Item 3.    Legal Proceedings

        On October 1, 2010, Keurig, Incorporated, a wholly-owned subsidiary of the Company ("Keurig"), filed suit against Sturm Foods, Inc. ("Sturm") in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm's sale of "Grove Square" beverage cartridges that claim to be compatible with Keurig brewers. On September 13, 2012, the District Court rendered a summary judgment decision in favor of Sturm on the patent claims in the suit. On October 17, 2013, the United States Federal Circuit Court of Appeals upheld the District Court's summary judgment decision. Separately, on February 19, 2013, Keurig and Sturm entered into a settlement agreement with respect to the trademark infringement, false advertising, and other claims at issue in the suit, all of which have now been dismissed. The settlement agreement did not materially impact our consolidated financial results of operations.

        On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company ("Rogers") in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-MBB) for patent infringement related to Rogers' sale of "San Francisco Bay" beverage cartridges for use with Keurig brewers. The suit alleges that the "San Francisco Bay" cartridges infringe certain Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138). Keurig sought an injunction prohibiting Rogers from selling these cartridges, as well as money damages. In late 2012, Rogers moved for summary judgment of no infringement as to all three asserted patents. On May 24, 2013, the District of Massachusetts granted Rogers' summary judgment motions. Keurig has since appealed the Court's ruling to the Federal Circuit, and that appeal is currently pending.

        On May 9, 2011, an organization named Council for Education and Research on Toxics ("CERT"), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182.) against several companies, including the Company, that roast, package, or sell coffee in California. The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65. The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in "ready to drink" coffee sold in restaurants, convenience stores, and do-nut shops. (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759). The Company was not named in the Starbucks complaint. The Company has joined a joint defense group ("JDG") organized to address CERT's allegations, and the Company intends to vigorously defend against these allegations. The Court has ordered the case phased for discovery and trial. The first phase of the case, which has been set for trial on September 8, 2014, is limited to three affirmative defenses shared by all defendants in both cases, with other affirmative defenses, plaintiff's prima facie case, and remedies deferred for subsequent phases. Discovery on the first phase of the case is underway. Because this lawsuit is only in a preliminary stage, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

        On January 24, 2012, Teashot, LLC ("Teashot") filed suit against the Company, Keurig and Starbucks Corp. ("Starbucks") in the United States District Court for the District of Colorado (Civil Action No. 12-c v-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup packs containing tea. The suit alleges that the Company, Keurig and Starbucks infringe a Teashot patent (U.S. Patent No. 5,895,672). Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages. Pursuant to its Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit. On March 13, 2012, the Company and Keurig, for themselves and Starbucks, filed an answer with the court, generally denying all of Teashot's allegations. The Company and Keurig, for themselves and Starbucks, are vigorously defending this lawsuit. On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement. On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues. No hearing on the summary judgment motions has been scheduled. At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

Securities and Exchange Commission ("SEC") Inquiry

        As first disclosed on September 28, 2010, the staff of the SEC's Division of Enforcement continues to conduct an inquiry into matters at the Company. The Company is cooperating fully with the SEC staff's inquiry.

Stockholder Litigation

        Two putative securities fraud class actions are presently pending against the Company and certain of its officers and directors, along with two putative stockholder derivative actions. The first pending putative securities fraud class action was filed on November 29, 2011, and the third putative securities fraud class action was filed on May 7, 2012. A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of five separate putative stockholder derivative complaints, the first two were filed after the Company's disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively. In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that was commenced following the Company's disclosure of the SEC inquiry on September 28, 2010.

        The first pending putative securities fraud class action, captioned Louisiana Municipal Police Employees' Retirement System ("LAMPERS") v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs' amended complaint alleges violations of the federal securities laws in connection with the Company's disclosures relating to its revenues and its inventory accounting practices. The amended complaint seeks class certification, compensatory damages, attorneys' fees, costs, and such other relief as the court should deem just and proper. Plaintiffs seek to represent all purchasers of the Company's securities between February 2, 2011 and November 9, 2011. The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") against the Company, certain of its officers and directors, and the Company's underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class. Competing applications were filed and the Court appointed Louisiana Municipal Police Employees' Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees' Retirements System, Employees' Retirements System of the Government of the Virgin Islands, and Public Employees' Retirement System of Mississippi as lead plaintiffs on April 27, 2012. Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012. Plaintiffs' amended complaint does not allege any claims under the Securities Act against the Company, its officers and directors, or the Company's underwriters in connection with the May 2011 secondary common stock offering. Defendants moved to dismiss the amended complaint on March 1, 2013 and the briefing of their motions was completed on June 26, 2013. An oral argument on the defendants' motions to dismiss was set for August 27, 2013 and has been rescheduled to December 12, 2013. The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

        The second pending consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs' amended complaint alleges violations of the federal securities laws in connection with the Company's disclosures relating to its forward guidance. The amended complaint includes counts for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for alleged violation of Section 20(a) of the Exchange Act against the officer defendants. The amended complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys' fees, costs, and such other relief as the court should deem just and proper. Plaintiffs seek to represent all purchasers of the Company's securities between February 2, 2012 and May 2, 2012. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class. On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel. On August 14, 2012, the court granted the parties' stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants' motions to dismiss. Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff. Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013. On September 26, 2013, the court issued an order granting defendants' motions and dismissing the amended complaint without prejudice and allowing plaintiffs a 30-day period within which to amend their complaint. On October 18, 2013, plaintiffs filed a notice of intent to appeal the court's September 26, 2013 order to the United States Court of Appeals for the Second Circuit. On November 1, 2013, following the expiration of the 30-day period to amend the complaint, defendants filed a motion for final judgment in District Court. Pursuant to an order issued by the Second Circuit, plaintiff-appellants' brief in the appeal of the District Court's decision is due no later than December 10, 2013 and defendant-appellees' brief is due no later than January 14, 2014.

        The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in now-dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint and the other pending putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs' counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants' motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action. On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice. On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv- 00042. On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint. The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors. The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney's fees, costs, and such other relief as the court should deem just and proper. On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action. On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013.

        The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County. On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants' motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action. As a result of the federal court's ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted. On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers. The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions. The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants. The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys' fees, costs, and such other relief as the court should deem just and proper. On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013.

        The Company and the other defendants intend to vigorously defend all the pending lawsuits. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

        The Company's common stock trades on the NASDAQ Global Select Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ for the periods indicated.

		High	Low
Fiscal 2012	13 weeks ended December 24, 2011	$105.18	$40.89
	13 weeks ended March 24, 2012	$69.75	$43.17
	13 weeks ended June 23, 2012	$52.45	$19.76
	14 weeks ended September 29, 2012	$32.16	$17.49
Fiscal 2013	13 weeks ended December 29, 2012	$42.59	$22.00
	13 weeks ended March 30, 2013	$56.76	$39.25
	13 weeks ended June 29, 2013	$81.78	$53.23
	13 weeks ended September 28, 2013	$88.78	$68.88

Number of Equity Security Holders

        As of November 13, 2013, the number of record holders of the Company's common stock was 448.

Dividends

        The Company has never paid a cash dividend on its common stock to date. On November 19, 2013, the Board of Directors declared the Company's first cash dividend of $0.25 per common share, payable on February 14, 2014 to shareholders of record at the close of business on January 17, 2014; and announced an indicated annual dividend of $1.00 per share (payable in $0.25 per quarter).

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,987,533	$17.52	6,106,882
Equity compensation plans not approved by security holders(2)	436,538	$10.16	—

Total	5,424,071	$16.92	6,106,882

(1)
Includes the 1999 Stock Option Plan, the 2000 Stock Option Plan, the 2006 Incentive Plan, the 2002 Deferred Compensation Plan and the Green Mountain Coffee Roasters, Inc. Amended and Restated Employee Stock Purchase Plan. See Note 15, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

(2)
Includes compensation plans assumed in the Keurig acquisition and inducement grants to Lawrence Blanford, Gérard Geoffrion, Linda Longo-Kazanova, Howard Malovany, Michelle Stacy

  and Sylvain Toutant. See Note 15, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Amount Available Under the Plan (in thousands)
June 30, 2013 to July 27, 2013	N/A	N/A	N/A	$297,849
July 28, 2013 to August 24, 2013	353,343	$77.39	353,343	$270,504
August 25, 2013 to September 28, 2013	424,857	$82.97	424,857	$235,252

Total	778,200	$80.44	778,200

          Monthly information corresponds to our fiscal months during the fourth quarter of fiscal 2013.

          On July 30, 2012, our Board of Directors authorized a program for the Company to repurchase up to $500.0 million of our common shares over two years, and at such times and prices as determined by the Company's management. As of September 28, 2013, $235.3 million remained available for shares to be repurchased under current authorization by our Board of Directors. In fiscal 2013, we repurchased 5,642,793 of our common shares at an average price of $33.37 per share. In fiscal 2012, we repurchased 3,120,700 of our common shares at an average price of $24.50 per share. See Note 14, Stockholders' Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Annual Report.

          Subsequent to the end of our fiscal year ended September 28, 2013, we repurchased an additional 1,348,883 of our common shares, leaving $137.8 million available for shares to be repurchased under current authorization by our Board of Directors.

 Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Green Mountain Coffee Roasters, Inc., the NASDAQ Composite Index,
and S&P 600 Packaged Foods & Meats

5 Year Cumulative Total Return

	9/27/2008	9/26/2009	9/25/2010	9/24/2011	9/29/2012	9/28/2013
Green Mountain Coffee Roasters, Inc.	$100.00	$266.48	$420.08	$1,209.20	$275.34	$868.45
NASDAQ Composite	$100.00	$103.76	$116.52	$120.44	$157.60	$195.67
S&P 600 Packaged Foods & Meats	$100.00	$108.04	$124.27	$164.32	$185.30	$230.07

Item 6.    Selected Financial Data

          The following data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively, of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of September 28, 2013, and September 29, 2012 and selected Consolidated Statements of Operations for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011 are derived from our audited financial statements included in Item 8 of this Annual Report. The historical results do not necessarily indicate results expected for any future period.

          Our fiscal year ends on the last Saturday in September. Fiscal years 2013, 2011, 2010, and 2009 consist of 52 weeks. Fiscal 2012 consists of 53 weeks. There were no cash dividends paid during the past five fiscal years.

	Fiscal Years Ended
	September 28, 2013		September 29, 2012(6)		September 24, 2011(4)		September 25, 2010(3)	September 26, 2009(2)
	In thousands, except per share data
Net sales	$4,358,100		$3,859,198		$2,650,899		$1,356,775	$786,135
Net income attributable to GMCR	$483,232		$362,628		$199,501		$79,506	$54,439
Net income per share-diluted(7)	$3.16		$2.28		$1.31		$0.58	$0.45
Total assets	$3,761,548		$3,615,789		$3,197,887		$1,370,574	$813,405
Long-term debt, less current portion	$160,221		$466,984		$575,969		$335,504	$73,013
Total stockholders' equity	$2,635,570	(8)	$2,261,228	(8)	$1,912,215	(5)	$699,245	$587,350	(1)

(1)
The fiscal 2009 stockholders' equity balance reflects the impact of the August 12, 2009 equity offering.

(2)
Fiscal 2009 information presented reflects the acquisition of the wholesale business and certain assets of Tully's Coffee Corporation.

(3)
Fiscal 2010 information presented reflects the acquisition of Timothy's Coffee of the World Inc. on November 13, 2009 and the acquisition of Diedrich Coffee, Inc. on May 11, 2010.

(4)
Fiscal 2011 information presented reflects the acquisition of LJVH Holdings, Inc. and Subsidiaries ("Van Houtte") on December 17, 2010.

(5)
The fiscal 2011 stockholders' equity balance reflects the impact of the May 11, 2011 equity offering and concurrent private placement and the September 28, 2010 sale of common stock to Luigi Lavazza S.p.A. ("Lavazza").

(6)
Fiscal 2012 information presented reflects the sale of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the "Filterfresh" business, on October 3, 2011.

(7)
Previous years restated to reflect a 3-for-1 stock split effective May 17, 2010 and a 3-for-2 stock split effective June 8, 2009.

(8)
Includes reduction to stockholders' equity from common shares acquired under the repurchase program authorized by the Company's Board of Directors.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis is intended to help you understand the results of operations and financial condition of Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the "Company", "GMCR", "we", "our", or "us"). You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

        We are a leader in the specialty coffee and coffeemaker businesses. We sell Keurig® Single Cup brewers and roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified™, certified organic, flavored, limited edition and proprietary blends offered in K-Cup® and Vue® packs ("portion packs") for use with our Keurig® Single Cup brewers. We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans. In addition, we produce and sell other specialty beverages in portion packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages.

        Over the last several years the primary growth in the coffee industry has come from the specialty coffee category, including demand for single serve coffee which can now be enjoyed in a wide variety of places, including home, office, professional, restaurants, and hospitality locations. This growth has been driven by the emergence of specialty coffee shops throughout the U.S. and Canada, the general level of consumer knowledge of, and appreciation for, coffee quality and variety, and the wider availability of high-quality coffee. The Company has been benefiting from this overall industry trend in addition to what we believe to be our carefully developed and distinctive advantages over our competitors.

        Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup brewer adoption in U.S. and Canadian households, food service and office locations in order to generate ongoing demand for portion packs and, in the longer term, globally. As part of this strategy, we work to sell our AH brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable portion packs. In addition, we have license agreements with Breville PTY Limited (producer of Breville® brand coffeemakers), Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers), and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

        The key elements of our business strategy are as follows:

  •
  Growing the current Keurig® Hot system in the U.S. and Canada;

  •
  Expanding our brand offering, both owned and partner brands;

  •
  Expanding in current channels;

  •
  Launching new brewer technologies and innovation;

  •
  Beginning international expansion.

        In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems, which include both the brewer and the related portion packs. In fiscal 2013, approximately 92% of our consolidated net sales were attributed to the combination of portion packs and Keurig® Single Cup brewers and related accessories.

        We believe the primary consumer benefits delivered by our Keurig® Single Cup Brewing system are as follows:

1
Quality—expectations of the quality of coffee consumers drink have increased over the last several years and, we believe, with the Keurig® system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

2
Convenience—the Keurig® system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

3
Choice—with many beverage brands across multiple beverage categories, GMCR offers more than 290 individual varieties, allowing consumers to enjoy and explore a wide range of beverages. In addition to a variety of brands of coffee and tea, we also produce and sell hot apple cider, iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages in portion packs.

        We see these benefits as being our competitive advantage and believe it's the combination of these attributes that make the Keurig® Single Cup Brewing system appealing to consumers.

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

        Under licensing arrangements, we license the right to manufacture, distribute and sell the finished products through our distribution channels using the brand owners' marks. For the right to use a brand owner's mark, we may pay a royalty to the brand owner based on our sales of finished products that contain the brand owner's mark.

        Under manufacturing arrangements, we manufacture finished beverage products using raw materials sourced by us or provided by the brand owner. In both instances, once the manufacturing process is complete, we sell the finished product either to the brand owner or to our customers. Under certain manufacturing arrangements, our sole customer is the brand owner and we are prohibited from selling the beverage products to other types of customers through our distribution channels. Under other manufacturing arrangements, in addition to manufacturing the beverage for sale to the brand owner, we have the right to sell the beverages using the brand owner's marks in certain of our channels through a licensing arrangement, as described above.

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

        We have continued to expand consumer choice in the Keurig® Single Cup Brewing system by entering into or extending a number of business relationships which enable us to offer other strong national and regional coffee and tea brands, and store brands such as Dunkin' DonutsTM, Seattle's Best Coffee®, Starbucks®, The Coffee Bean & Tea Leaf®, Cinnabon®, Tazo®, Eight O'Clock®, Tetley®, Good Earth®, Snapple®, Kirkland SignatureTM and METRO's Irresistibles K-Cup® packs for use with Keurig® Single Cup brewers. We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded portion packs to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems. Furthermore, we are expanding the use of our Keurig® Single Cup Brewing system beyond beverages through innovative partnerships, the first of which is with the Campbell Soup Company to produce Campbell's Fresh-Brewed Soup K-Cup® packs which will be made available in fiscal 2014. We believe these new product offerings fuel excitement for current Keurig owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the system. These relationships are established with careful consideration of potential economics and with the expectation that they will lead to increased Keurig® Single Cup Brewing system awareness and household adoption, in part through the participating brand's advertising and merchandising activities.

        For fiscal 2013, the Company's net sales of $4,358.1 million represented growth of 13% over fiscal 2012. Approximately 92% of our fiscal 2013 consolidated net sales were attributed to the combination of portion packs and Keurig® Single Cup brewers and related accessories. Gross profit for fiscal 2013 was $1,619.4 million, or 37.2% of net sales, as compared to $1,269.4 million, or 32.9% of net sales, in fiscal 2012. Fiscal 2013, selling, operating, and general and administrative expenses ("SG&A") increased 22% to $854.2 million from $700.5 million in fiscal 2012. As a percentage of sales, SG&A expenses increased to 19.6% in fiscal 2013 from 18.2% in fiscal 2012. Our operating margin improved to 17.6% in fiscal 2013 from 14.7% in fiscal 2012.

        We continually monitor all costs, including coffee, as we review our pricing structure, as cyclical swings in commodity markets are common. The recent years have seen significant volatility in the "C" price of coffee (i.e. the price per pound quoted by the Intercontinental Exchange). We expect coffee prices to remain volatile in the coming years. To help mitigate this volatility, we generally fix the price of our coffee contracts for approximately three fiscal quarters, and at times four fiscal quarters, prior to delivery so that we have the ability to adjust our sales prices to marketplace conditions if required.

        We offer a one-year warranty on all Keurig® Single Cup brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized. In addition, sales of Keurig® Single Cup brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. We focus some of our research and development efforts on improving brewer reliability, strengthening our quality controls and product testing procedures. As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes. As we continue to innovate, and our products become more complex, both in design and componentry, product performance may modulate, causing warranty or sales returns rates to possibly fluctuate going forward. As a result, future warranty claims rates may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

        We generated $836.0 million in cash from operations during fiscal 2013 as compared to $477.8 million in fiscal 2012. During fiscal 2013, we primarily used cash generated from operations to reduce our borrowings under long-term debt obligations by $297.8 million, fund capital expenditures of $232.8 million and repurchase shares of our common stock of $188.3 million.

        We consistently analyze our short-term and long-term cash requirements to continue to grow the business. We expect that most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

Business Segments

        We have historically managed our operations through three business segments: the Specialty Coffee business unit ("SCBU"), the Keurig business unit ("KBU") and the Canadian business unit. Effective as of and as initially disclosed on May 8, 2013, our Board of Directors authorized a reorganization which consolidated U.S. operations to bring greater organizational efficiency and coordination across the Company. Due to this combination, the results of U.S. operations, formerly reported in the SCBU and KBU segments, are reported in the Domestic segment and the results of Canadian operations are in the "Canada" segment. As a result of the consolidation of U.S. operations, we have recast all historical segment results in order to provide data that is on a basis consistent with our new structure. See Note 4, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Annual Report.

        We evaluate the performance of our operating segments based on several factors, including net sales to external customers and operating income. Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process. Operating income represents gross profit less selling, operating, general and administrative expenses. Our manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs. Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized. Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments. Expenses not specifically related to an operating segment are presented under "Corporate—Unallocated." Corporate—Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate Unallocated expenses also include depreciation for corporate headquarters, sustainability expenses, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, certain corporate legal expenses and compensation of the Board of Directors.

        Effective for the first quarter of fiscal 2013, we changed our measure for reporting segment profitability and for evaluating segment performance and the allocation of our resources from income before taxes to operating income (loss). Prior to the first quarter of fiscal 2013, we disclosed each operating and reporting segment's income before taxes to report segment profitability. Segment disclosures for prior periods have been recast to reflect operating income by segment in place of income before taxes.

        Effective with the beginning of the Company's third quarter of fiscal 2011, sales between operating segments are recorded at cost. As a result, intersegment sales, beginning with the third quarter of fiscal 2011, have no impact on segment operating income (loss). Each operating segment's net sales for fiscal years 2013, 2012 and 2011 include only net sales to external customers.

Basis of Presentation

        Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America ("GAAP") to income before taxes, net income and diluted earnings per share excluding certain expenses and losses. We refer to these performance measures as non-GAAP net income and non-GAAP net income per share. These non-GAAP measures exclude transaction expenses related to our acquisitions including the foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition; any gain from the sale of Filterfresh U.S. based coffee services business including the effect of any tax benefits resulting from the use of net operating and capital loss carryforwards as a result of the Filterfresh sale; legal and accounting expenses related to the SEC inquiry and pending litigation; and non-cash related items such as amortization of identifiable intangibles and loss on extinguishment of debt, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods. For example, we excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

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

Acquisitions and Divestitures

        On October 3, 2011, we sold all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business, or "Filterfresh" business, to ARAMARK Refreshment Services, LLC ("ARAMARK") in exchange for $149.5 million in cash. Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million.

        On December 17, 2010, we acquired the Van Houtte business through the purchase of all of the outstanding capital stock of LJVH Holdings, Inc., a coffee roaster headquartered in Montreal, Quebec, for $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and the Company's credit facility.

        Van Houtte is reported in the Canada segment, as was Filterfresh, prior to being sold.

Summary Financial Data of the Company

        Our fiscal year ends on the last Saturday in September. Fiscal years 2013, 2012 and 2011 represent the years ended September 28, 2013, September 29, 2012 and September 24, 2011, respectively. Fiscal 2013 and 2011 consist of 52 weeks, and fiscal 2012 consists of 53 weeks.

        The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.8%	67.1%	65.9%

Gross profit	37.2%	32.9%	34.1%
Selling and operating expenses	12.9%	12.5%	13.2%
General and administrative expenses	6.7%	5.7%	7.1%

Operating income	17.6%	14.7%	13.9%*
Other income, net	0.0%	0.0%	0.0%
Gain (loss) on financial instruments, net	0.1%	(0.1)%	(0.2)%
(Loss) gain on foreign currency, net	(0.3)%	0.2%	(0.1)%
Gain on sale of subsidiary	—%	0.7%	—%
Interest expense	(0.4)%	(0.6)%	(2.2)%

Income before income taxes	17.0%	14.9%	11.4%
Income tax expense	(5.9)%	(5.5)%	(3.8)%

Net Income	11.1%	9.4%	7.6%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.1%

Net income attributable to GMCR	11.1%	9.4%	7.5%

*
Does not add due to rounding

Segment Summary

        Net sales and operating income for each of our operating segments are summarized in the tables below:

				2013 over 2012		2012 over 2011
	Net sales (in millions)
				$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Domestic	$3,725.0	$3,233.7	$2,152.4	$491.3	15%	$1,081.3	50%
Canada	633.1	625.5	498.5	7.6	1%	127.0	25%

Total net sales	$4,358.1	$3,859.2	$2,650.9	$498.9	13%	$1,208.3	46%

	Operating income (loss) (in millions)			2013 over 2012		2012 over 2011
	Fiscal 2013	Fiscal 2012	Fiscal 2011	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
Domestic	$826.1	$576.9	$399.6	$249.2	43%	$177.3	44%
Canada	87.7	76.2	67.7	11.5	15%	8.5	13%
Corporate—Unallocated	(148.6)	(84.2)	(73.2)	(64.4)	(76)%	(11.0)	(15)%
Inter-company eliminations	—	—	(25.2)	—	N/A	25.2	100%

Total operating income	$765.2	$568.9	$368.9	$196.3	35%	$200.0	54%

Revenue

Company Summary

        The following table presents consolidated net sales by major product category:

				2013 over 2012		2012 over 2011
	Net Sales (in millions)
				$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Portion packs	$3,187.3	$2,708.9	$1,704.0	$478.4	18%	$1,004.9	59%
Brewers and accessories	827.6	759.8	524.7	67.8	9%	235.1	45%
Other products and royalties	343.2	390.5	422.2	(47.3)	(12)%	(31.7)	(8)%

Total net sales	$4,358.1	$3,859.2	$2,650.9	$498.9	13%	$1,208.3	46%

53rd Week

        Fiscal 2012 had an additional week of sales (53rd week) due the fact that our fiscal year ends the last Saturday of each September. The 53rd week increased fiscal 2012 net sales by approximately $90.0 million and net income by approximately $11.0 million (net of income taxes of $5.8 million), or $0.07 per share.

Fiscal 2013

        Net sales for fiscal 2013 increased 13% to $4,358.1 million, up from $3,859.2 million reported in fiscal 2012. The primary drivers of the increase in the Company's net sales were a 18%, or $478.4 million, increase in portion pack net sales, a 9%, or $67.8 million, increase in Keurig® Single Cup Brewer and accessories sales, offset by a 12%, or $47.3 million, net decrease in other products and royalties primarily by a demand shift from coffee sold in traditional package formats to portion packs. Net sales for fiscal 2013 as compared to fiscal 2012 were not materially affected by fluctuations in foreign currency exchange rates.

        The increase in portion pack net sales was driven primarily by a 22 percentage point increase in sales volume, offset by a 3 percentage point reduction due to portion pack product mix and a 1 percentage point decrease in portion pack net price realization.

Fiscal 2012

        Net sales for fiscal 2012 increased 46% to $3,859.2 million, up from $2,650.9 million reported in fiscal 2011. The primary drivers of the increase in the Company's net sales were a 59%, or $1,004.9 million, increase in portion pack net sales, a 45%, or $235.1 million, increase in Keurig® Single Cup Brewer and accessories sales, offset by a 8%, or $31.7 million, net decrease in other products primarily as a result of the sale of Filterfresh. Net sales for fiscal 2012 as compared to fiscal 2011 were not materially affected by fluctuations in foreign currency exchange rates.

        The increase in portion pack net sales was driven by a 49 percentage point increase in portion pack sales volume, a 9 percentage point increase in K-Cup® pack net price realization due primarily to price increases implemented during fiscal 2011 to offset the then higher green coffee and other input costs, and a 2 percentage point increase in K-Cup® pack net sales due to the acquisition of Van Houtte. These increases in portion pack net sales were offset by a 1 percentage point reduction due to portion pack product mix.

Domestic

Fiscal 2013

        The Domestic segment net sales increased by $491.3 million, or 15%, to $3,725.0 million in fiscal 2013 as compared to $3,233.7 million in fiscal 2012. The increase is due primarily to a $438.6 million, or 18%, increase related to sales of portion packs and a $60.9 million, or 9%, increase related to sales of brewers and accessories.

Fiscal 2012

        Domestic segment net sales increased by $1,081.3 million or 50%, to $3,233.7 million in fiscal 2012 as compared to $2,152.4 million in fiscal 2011. The increase is due primarily to a $922.4 million, or 61%, increase related to sales of K-Cup® and Vue® packs and a $187.5 million, or 39%, increase related to sales of Keurig® Single Cup brewers and accessories.

Canada

Fiscal 2013

        Canada segment net sales increased by $7.6 million, or 1%, to $633.1 million in fiscal 2013 as compared to $625.5 million in fiscal 2012. The increase in net sales, excluding a $9.2 million, or 1.5%, decrease related to the unfavorable impact of foreign currency exchange rates, is due primarily to (i) a $44.9 million, or 16%, increase related to the sale of portion packs, partially offset by a $35.8 million, or 14%, decrease in sales of other products, such as coffee sold in traditional package formats, driven by a demand shift from coffee sold in traditional package formats to portion packs, and (ii) a $7.7 million, or 8%, increase related to sales of Keurig® Single Cup brewers and accessories.

Fiscal 2012

        For fiscal 2012, Canada segment net sales were $625.5 million as compared to $498.5 million in fiscal 2011. The increase is due to a $98.6 million, or 57%, increase related to the sale of portion packs, a $47.6 million, or 103%, increase related to sales of Keurig® Single Cup brewers and accessories, and a $71.7 million, or 38%, increase related to other products, partially offset by a $90.9 million decrease due to the sale of Filterfresh on October 3, 2011. These increases and decrease include the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 0.7%.

Gross Profit

Fiscal 2013

        Gross profit for fiscal 2013 was $1,619.4 million, or 37.2% of net sales, as compared to $1,269.4 million, or 32.9% of net sales, in fiscal 2012. Gross margin increased approximately (i) 290 basis points due to lower green coffee costs, (ii) 100 basis points due to lower labor and overhead manufacturing costs, (iii) 80 basis points due to a decrease in warranty expense related to the Keurig® Single Cup brewers in fiscal 2013, as compared to the prior year, and (iv) 60 basis points due to lower sales returns primarily related to Keurig® Single Cup brewers. The increase in gross margin was partially offset by a 100 basis point decrease due to net price realization.

Fiscal 2012

        Gross profit for fiscal 2012 was $1,269.4 million, or 32.9% of net sales as compared to $904.6 million, or 34.1% of net sales, in fiscal 2011. Gross margin declined approximately (i) 220 basis points due to higher labor and overhead manufacturing costs associated with the ramp-up in our manufacturing base, (ii) 80 basis points due to higher green coffee costs, (iii) 70 basis points due to a higher write down of inventories, including finished goods and raw materials, due to lower than anticipated sales of seasonal and certain coffee products, and (iv) 50 basis points due to the launch of our new Keurig® Vue® Brewing system that has a lower gross margin than the Keurig® K-Cup® Brewing system. The decrease in gross margin was partially offset by (i) a 260 basis point increase due to net price realization primarily from price increases taken in fiscal 2011 to offset higher green coffee and other input costs that were experienced in fiscal 2011 and the first half of fiscal 2012, and (ii) a 40 basis point increase due to the decrease in fiscal 2012 warranty expense related to Keurig® Single Cup brewers.

Selling, General and Administrative Expenses

Fiscal 2013

        Selling, operating, and general and administrative ("SG&A") expenses increased 22% to $854.2 million in fiscal 2013 from $700.5 million in fiscal 2012. As a percentage of sales, SG&A expenses increased to 19.6% in fiscal 2013 from 18.2% in the prior year period, due to additional brand support through marketing activities and increased expenditures to support infrastructure and planned product introductions. The increase in SG&A expenses over the prior year period is primarily attributed to increases of $60.4 million in marketing and sales related expenses, $16.0 million in research and development expenses, and increases in general and administrative expenses, primarily $23.4 million in incentive compensation and $19.7 million in salaries associated with building infrastructure to support the business.

Fiscal 2012

        SG&A expenses increased 31% to $700.5 million in fiscal 2012 from $535.7 million in fiscal 2011. As a percentage of sales, SG&A expenses improved to 18.2% in fiscal 2012 from 20.2% in fiscal 2011.

        SG&A expenses for fiscal 2012 included a full year with the Van Houtte acquisition as compared to approximately nine months in fiscal 2011. This resulted in an increase in SG&A expenses of approximately $30.0 million, which was offset by a decrease in SG&A expenses of $21.4 million as a result of the sale of Filterfresh on October 3, 2011. In addition, fiscal 2012 included a 53rd week which increased SG&A expenses by approximately $11.5 million. Inclusive of the acquisition of Van Houtte, the sale of Filterfresh and the 53rd week in fiscal 2012, SG&A expenses increased primarily due to (i) $66.1 million of additional advertising and certain marketing expenses, (ii) $30.9 million of additional salaries and related expenses, (iii) $13.8 million of additional sustainability expenses,

(iv) $7.7 million of additional consulting expenses, and (v) $7.0 million of additional depreciation expense. The increase in SG&A expenses was partially offset by a decrease in fiscal 2011 in general and administrative expenses of $10.6 million in transaction-related expenses primarily due to the Van Houtte acquisition and $1.2 million in legal and accounting expenses associated with the SEC inquiry and pending litigation.

Gain (Loss) on Financial Instruments

Fiscal 2013

        We incurred $5.5 million in net gains on financial instruments not designated as hedges for accounting purposes during fiscal 2013 as compared to $4.9 million in net losses during fiscal 2012. For fiscal 2013, the net gains were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Fiscal 2012

        We incurred $4.9 million in net losses on financial instruments not designated as hedges for accounting purposes during fiscal 2012 as compared to $6.2 million in net losses during fiscal 2011. For fiscal 2012, the net losses were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency. For fiscal 2011, we incurred net losses of approximately $3.2 million in derivative instruments that were used to hedge the Canadian dollar purchase price of the Van Houtte acquisition and a $2.3 million net loss on the fair value adjustment on our cross currency swap

Foreign Currency Exchange Gain (Loss), Net

        We have certain assets and liabilities that are denominated in foreign currencies. During fiscal 2013, we incurred a net foreign currency loss of approximately $12.6 million as compared to a net gain of $7.0 million during fiscal 2012. The net foreign currency exchange gains and losses primarily related to re-measurement of our alternative currency revolving credit facility and certain intercompany notes with our foreign subsidiaries.

Gain on Sale of Subsidiary

        On October 3, 2011, we sold all the outstanding shares of the Filterfresh business resulting in a gain of $26.3 million.

Interest Expense

Fiscal 2013

        Interest expense was $18.2 million in fiscal 2013, as compared to $23.0 million in fiscal 2012. The decrease in interest expense is primarily due to lower average outstanding debt during fiscal 2013 as compared to the average outstanding debt during fiscal 2012.

Fiscal 2012

        Company interest expense was $23.0 million in fiscal 2012, as compared to $57.7 million in fiscal 2011. During the third quarter of fiscal 2011, we entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") which, among other things, eliminated our term loan B facility and reduced interest rates. In fiscal 2011, we incurred a loss of $19.7 million on the write-off of debt issuance costs and the original issue discount on the extinguishment of the term loan B which was charged to interest expense. In addition, average outstanding debt was lower in fiscal 2012 as compared to the average outstanding debt during fiscal 2011 primarily due to the net proceeds of $688.9 million from the May 2011 equity offering and concurrent private placement to Lavazza, which was largely used to repay a portion of the outstanding debt under our credit facility. This decrease in average outstanding debt and lower interest rates contributed to the reduction in interest expense.

Income Taxes

Fiscal 2013

        Our effective income tax rate was 34.7% for fiscal 2013 as compared to a 36.9% effective tax rate fiscal 2012. The lower effective rate in fiscal 2013 is due primarily to a $14.3 million increase related to domestic production activities deductions and a $4.2 million increase related to research and development federal tax credits, primarily attributed to a catch-up adjustment from fiscal 2012 and a credit for fiscal 2013 due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

Fiscal 2012

        Our effective income tax rate was 36.9% for fiscal 2012 as compared to a 33.6% effective tax rate for fiscal 2011. The lower effective rate in fiscal 2011 is primarily attributed to the release of valuation allowances related to a $17.7 million capital loss carryforward and a $5.4 million net operating loss carryforward in the fourth quarter of fiscal 2011.

Net Income, Non-GAAP Net Income and Diluted EPS

        Net income in fiscal 2013 was $483.2 million, an increase of $120.6 million or 33%, as compared to $362.6 million in fiscal 2012. Company net income in fiscal 2011 was $199.5 million. Non-GAAP net income for fiscal 2013, when excluding amortization of identifiable intangibles related to the Company's acquisitions and legal and accounting expenses related to the SEC inquiry and associated pending securities and stockholder derivative class action litigation, increased 36% to $517.6 million from $381.6 million non-GAAP net income in fiscal 2012. Fiscal 2012 non-GAAP net income, when excluding amortization of identifiable intangibles related to the Company's acquisitions; legal and accounting expenses related to the SEC inquiry and associated pending securities and stockholder derivative class action litigation; and the gain from the sale of Filterfresh based coffee services business, increased 53% to $381.6 million from $248.9 million in fiscal 2011. Non-GAAP net income in fiscal 2011 was $248.9 million, which excludes transaction-related expenses (including the write-off of deferred financing expenses on the extinguishment of our former credit facility and foreign exchange impact of hedging the risk associated with the Canadian dollar purchase price of the Van Houtte acquisition); amortization of identifiable intangibles related to the Company's acquisitions; legal and accounting expenses related to the SEC inquiry and associated pending securities and stockholder derivative class action litigation; loss on extinguishment of debt; and the effect of net operating and capital loss carryforwards used as a result of the sale of Filterfresh.

        In fiscal 2012, we had an additional week of activity (53rd week) due the fact that our fiscal year ends the last Saturday of each September. The 53rd week increased fiscal 2012 non-GAAP net income by approximately $11.0 million and non-GAAP diluted EPS by approximately $0.07 per share.

        Company diluted EPS was $3.16 per share in fiscal 2013, as compared to $2.28 per share in fiscal 2012. Company diluted EPS in fiscal 2011 was $1.31 per share. Non-GAAP diluted EPS was $3.39 per share in fiscal 2013, as compared to $2.40 per share in fiscal 2012. Non-GAAP diluted EPS in fiscal 2011 was $1.64 per share.

        The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for fiscal years 2013, 2012 and 2011 (in thousands, except per share data):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net income attributable to GMCR	$483,232	$362,628	$199,501
After tax:
Acquisition-related expenses(1)	—	—	14,524
Expenses related to SEC inquiry and pending litigation(2)	3,208	4,073	4,895
Amortization of identifiable intangibles(3)	31,128	31,555	27,343
Loss on extinguishment of debt(4)	—	—	11,027
Net operating and capital loss carryforwards(5)	—	—	(8,376)
Gain on sale of subsidiary(6)	—	(16,685)	—

Non-GAAP net income attributable to GMCR	$517,568	$381,571	$248,914

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Diluted income per share	$3.16		$2.28		$1.31
After tax:
Acquisition-related expenses(1)	$—		$—		$0.10
Expenses related to SEC inquiry and pending litigation(2)	$0.02		$0.03		$0.03
Amortization of identifiable intangibles(3)	$0.20		$0.20		$0.18
Loss on extinguishment of debt(4)	$—		$—		$0.07
Net operating and capital loss carryforwards(5)	$—		$—		$(0.06)
Gain on sale of subsidiary(6)	$—		$(0.10)		$—

Non-GAAP net income per share	$3.39	*	$2.40	*	$1.64	*

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

(2)
Represents legal and accounting expenses, net of income taxes of $1.7 million, $2.6 million and $3.0 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense. Income taxes were calculated at our effective tax rate.

(3)
Represents the amortization of intangibles, net of income taxes of $14.3 million for fiscal 2013, $14.4 million for fiscal 2012, and $14.0 million for fiscal 2011, related to the Company's acquisitions classified as general and administrative expense. Income taxes were calculated at our deferred tax rates.

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

Liquidity and Capital Resources

        We principally have funded our operations, working capital needs, capital expenditures, share repurchases and acquisitions from operations, equity offerings and borrowings under our credit facilities. At September 28, 2013, we had $251.0 million outstanding in debt and capital lease and financing obligations, $260.1 million in cash and cash equivalents and $924.4 million of working capital (including cash). At September 29, 2012, we had $531.5 million in outstanding debt and capital lease and financing obligations, $58.3 million in cash and cash equivalents and $803.0 million of working capital (including cash).

        As of September 28, 2013, we had approximately $155.5 million of undistributed international earnings, most of which are Canadian-sourced. With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Operating Activities:

        Net cash provided by operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

        Net cash provided by operating activities was $836.0 million in fiscal 2013 as compared to $477.8 million in fiscal 2012. We generated $484.1 million in net income in fiscal 2013. Significant non-cash items primarily consisted of $229.2 million in depreciation and amortization expense and $79.7 million in charges related to our provision for sales returns. Other significant changes in assets and liabilities affecting net cash provided by operating activities were an increase in accounts receivable of $187.2 million, offset by a decrease in inventories of $87.7 million, an increase in accounts payable and accrued expenses of $133.5 million, and an increase in income tax payable/receivable, net of $46.3 million. The increase in accounts receivable was primarily a result of the increase in sales in fiscal 2013 over fiscal 2012. The decrease in inventories was primarily attributable to decreases in brewer and accessories and green coffee inventories, partially offset by an increase in portion pack inventories. The increase in accounts payable and accrued expenses is reflective of our sales growth and was primarily attributable to increases in accruals for compensation costs, customer incentives and promotions, and freight and transportation costs.

Investing Activities:

        Investing activities primarily include acquisitions and dispositions of businesses along with capital expenditures for equipment and building improvements.

        Capital expenditures were $232.8 million in 2013 as compared to $401.1 million in fiscal 2012. In addition, we acquired fixed assets of $27.8 million in fiscal 2013 under capital lease and financing obligations. Capital expenditures incurred on an accrual basis during fiscal 2013 consisted primarily of $87.6 million related to increasing packaging capabilities for the Keurig® brewer platforms,

$40.0 million related to facilities and related infrastructure, $51.6 million related to information technology infrastructure and systems, and $17.6 million related to coffee processing and other equipment. For fiscal 2014, we currently expect to invest between $400.0 million to $450.0 million in capital expenditures to support our future growth.

Financing Activities:

        Cash used in financing activities for fiscal 2013 totaled $411.3 million. Cash generated from operations was used to reduce our debt and capital lease obligations by $306.1 million, principally under our revolving line of credit. We also used $188.3 million of cash to repurchase approximately 5.6 million of our common shares. On July 30, 2012, our Board of Directors authorized a program ("repurchase program") for the Company to repurchase up to $500.0 million of our common shares over the following two years, at such times and prices as determined by the Company's management. Cash flows from operating and financing activities included a $54.7 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options. As stock is issued from the exercise of options and the vesting of restricted stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

        Under the Restated Credit Agreement, we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility. At September 28, 2013, we had $170.9 million outstanding under the term loan A facility, no balances outstanding under the revolving credit facilities and $5.0 million in letters of credit with $995.0 million available for borrowing. The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

        The term loan A facility requires quarterly principal repayments. The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio. Our average effective interest rate at September 28, 2013 and September 29, 2012 was 3.5% and 2.9%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements. We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

        The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 28, 2013, we were in compliance with these covenants. In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

        We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate. The total notional amount of these swaps at September 28, 2013 was $130.0 million.

        The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 28, 2013, we estimate we would have paid $6.0 million (gross of tax), if we terminated the swap agreements. We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (loss) (a component of equity). During fiscal years 2013, 2012 and 2011, we paid approximately $3.4 million, $4.7 million and $3.8 million, respectively, in additional interest expense pursuant to interest rate swap agreements.

        On November 19, 2013, our Board of Directors authorized a program for the Company to repurchase up to $1 billion of the Company's common stock over two years, at such time and prices as determined by the Company's management. This authorization is in addition to the remaining $137.8 million on the previously authorized $500 million authorization from July 2012. These shares will be purchased with cash on hand, cash from operations, and funds available through our existing credit facility.

        On November 19, 2013, our Board of Directors declared the Company's first cash dividend of $0.25 per common share, payable on February 14, 2014 to shareholders of record at the close of business on January 17, 2014; and announced an indicated annual dividend of $1.00 per share (payable in $0.25 per quarter).

        We believe that our cash flows from operating activities, existing cash and our credit facilities will provide sufficient liquidity through the next 12 months to pay all liabilities in the normal course of business, fund anticipated capital expenditures, service debt requirements, fund any purchases of our common shares under the repurchase program, and pay dividends. We continually evaluate our capital requirements and access to capital. We may opt to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

        A summary of future cash requirements related to our outstanding long-term debt, minimum lease payments and purchase commitments as of September 28, 2013 is as follows (in thousands):

	Long-Term Debt	Interest Expense(1)	Operating Lease Obligations	Capital Lease Obligations(2)	Financing Obligations(3)	Purchase Obligations	Total
FY 2014	$12,929	$5,946	$16,602	$3,518	$2,029	$514,210	$555,234
FY 2015 - FY 2016	159,229	7,659	27,331	7,675	18,241	244,153	464,288
FY 2017 - FY 2018	772	62	13,911	7,674	19,245	221,924	263,588
Thereafter	220	—	20,140	31,980	113,722	—	166,062

Total	$173,150	$13,667	$77,984	$50,847	$153,237	$980,287	$1,449,172

(1)
Based on rates in effect at September 28, 2013.

(2)
Includes principal and interest payments under capital lease obligations.

(3)
Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense upon completion of construction.

        In addition, we have $23.3 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $16.6 million expiring through June 2015. We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

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

Goodwill and Intangibles

        Goodwill is tested for impairment annually at the end of our fiscal year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. We have defined three reporting units in our evaluation of goodwill for potential impairment: Domestic; Canada—Roasting and Retail; and Canada—Coffee Services, based on the availability of discrete financial information that is regularly reviewed by management. We may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the first step of a two-step goodwill impairment test. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any reporting unit in any period and perform the first step of the quantitative goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period. The first step is a comparison of each reporting unit's fair value to its carrying value. We estimate fair value based on discounted cash flows. The reporting unit's discounted cash flows require significant management judgment with respect to sales forecasts, gross margin percentages, SG&A expenses, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, which requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit's net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the implied fair value of the goodwill is less than the book value, goodwill is impaired and is written down to the implied fair value amount.

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

        Due to the inherent uncertainty involved in estimating sales growth and related expense growth, we believe that these are critical estimates for us. We have not made any material changes to the accounting methodology we use to assess the necessity of an impairment charge, either for goodwill or for both finite and indefinite-lived intangible assets. Based upon the results of our fiscal 2013 impairment tests (See Note 7, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in this Annual Report), there were no impairment charges recognized for goodwill or intangible assets. Further, the fair values of all reporting units were significantly in excess of the carrying values. As we continually reassess our fair value assumptions, including estimated future cash flows, changes in our estimates and assumptions could cause us to recognize future material charges.

Sales Return Allowance

        Sales of single cup coffee brewers, portion packs and other coffee products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. We estimate the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. A 10 percentage point increase in our sales return reserve would have resulted in additional expense of $3.1 million in the accompanying fiscal 2013 Consolidated Statement of Operations.

Product Warranty

        We provide for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to our expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues. We currently believe that our warranty reserves are adequate; however, there can be no assurance that we will not experience some additional warranty expense in future periods related to previously sold brewers. A 10 percentage point increase in the fiscal 2013 overall claims estimate would have resulted in additional expense, net of recoveries, of approximately $2.0 million in the accompanying fiscal 2013 Consolidated Statement of Operations.

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

        We estimate any required write-downs for inventory obsolescence by examining our inventories on a quarterly basis to determine if there are indicators that the carrying values could exceed net realizable value. Indicators that could result in additional inventory write-downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles. During the fourth quarter of fiscal 2013, we recognized approximately $20.1 million in write-downs of brewers as we've solidified our brewer transition plans for our new hot beverage system in fiscal 2014. A 10 percentage point decrease in our estimate of expected Keurig® Vue® brewer unit sales would have resulted in an additional charge of approximately $3.0 million to cost of goods sold in the accompanying fiscal 2013 Consolidated Statement of Operations. While significant judgment is involved in determining the net realizable value of inventory, we believe that inventory is appropriately stated at the lower of cost or market.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 was issued to eliminate diversity in practice regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our net income, financial position or cash flows.

        In March 2013, the FASB issued a ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our net income, financial position or cash flows.

        In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on the our net income, financial position or cash flows.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For significant items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments in this ASU are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2012, which for us will be the first quarter of fiscal 2014. The adoption of ASU 2013-02 is not expected to have an impact on our net income, financial position or cash flows.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," ("ASU 2011-11") that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For us, the amendments are effective for the fiscal year ending September 27, 2014 (fiscal year 2014). The adoption of ASU 2011-11 is not expected to have a material impact on our disclosures.

Off-Balance Sheet Arrangements

        The Company's off-balance sheet arrangements consist of certain letters of credit and are detailed in Note 10, Long-Term Debt, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. We do not have, nor do we engage in, transactions with any special purpose entities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our operations result primarily from changes in interest rates and the commodity "C" price of coffee (the price per pound quoted by the Intercontinental Exchange). To address these risks, we enter into hedging transactions as described below. We do not use financial instruments for trading purposes.

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

 Interest rate risks

        The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates. The table presents principal cash flows and weighted average interest rates by fiscal year:

	2014	2015	2016	2017	2018	Thereafter	Total Debt Outstanding and average effective interest rate at September 28, 2013
Variable rate (in thousands)	$12,500	$18,750	$9,688	$—	$—	$—	$40,938
Average interest rate	1.7%	1.7%	1.7%	—%	—%	—%	1.8%
Fixed rate (in thousands)	$429	$415	$130,376	$377	$395	$220	$132,212
Average interest rate	4.0%	4.0%	4.0%	3.9%	3.9%	3.9%	4.0%

        At September 28, 2013, we had $40.9 million of outstanding debt obligations subject to variable interest rates. Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $0.4 million annually. Additionally, should Canadian Bankers' Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.2 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below). As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements. On September 28, 2013, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate. The total notional amount covered by these interest rate swaps will terminate in November 2015.

Commodity price risks

        The "C" price of coffee is subject to substantial price fluctuations caused by multiple factors, including but not limited to weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the "C" price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At September 28, 2013, the Company had approximately $245.1 million in green coffee purchase commitments, of which approximately 84% had a fixed price. At September 29, 2012, the Company had approximately $323.6 million in green coffee purchase commitments, of which approximately 90% had a fixed price.

        Commodity price risks at September 28, 2013 are as follows (in thousands, except average "C" price):

Purchase commitments	Total Cost(1)	Pounds	Average "C" Price
Fixed(2)	$198,730	113,433	$1.36
Variable	$40,143	22,396	$1.24

	$238,873	135,829

(1)
Total coffee costs typically include a premium or "differential" in addition to the "C" price.

(2)
Excludes $6.2 million in price-fixed coffee purchase commitments (2.3 million pounds) that are not determined by the "C" price.

        We regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales. At September 28, 2013, we held outstanding futures contracts covering 28.6 million pounds of coffee with a fair market value of $(3.8) million, gross of tax. At September 29, 2012, we held outstanding futures contracts covering 3.2 million pounds of coffee with a fair market value of $(0.3) million, gross of tax. Purchase commitments hedged with financial instruments are classified as fixed in the table above.

        At September 28, 2013, we are exposed to approximately $40.1 million in unhedged green coffee purchase commitments that do not have a fixed price as compared to $31.6 million in unhedged green coffee purchase commitments that did not have a fixed price at September 29, 2012. A hypothetical 10% movement in the "C" price would increase or decrease our financial commitment for these purchase commitments outstanding at September 28, 2013 by approximately $4.0 million.

        We are also subject to commodity price risk as our manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy and energy prices, as well as price risk for utilities and various manufacturing inputs which are used in our manufacturing operations. Derivative instruments have not been used to manage these risks.

Foreign currency exchange rate risk

        Presently, our foreign operations are primarily related to our Canada segment, which is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We also source our green coffee, certain production equipment, and components of our brewers and manufacturing of our brewers from countries outside the United States, which are subject to the same risks described for Canada above; however, most of our green coffee and brewer purchases are transacted in the United States dollar.

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

        At September 28, 2013 we had approximately 2 years remaining on a 5-year cross-currency swap of CDN $120.0 million that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar inter-company note. We also have some naturally occurring hedges where increases or decreases in the foreign currency exchange rates on other inter-company balances denominated in Canadian dollars, are largely offset by increases or decreases associated with Canadian dollar-denominated borrowings under our alternative currency revolving credit facility.

        We occasionally use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations. We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations. We had no outstanding foreign currency forward contracts designated as fair value hedges at September 28, 2013. In addition, we use foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments. We designate these contracts as cash flow hedges and measure the effectiveness at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss). The gains or losses on these instruments are reclassified from other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings. We had outstanding foreign currency forward contracts designated as cash flow hedges with a notional value of $0.2 million at September 28, 2013.

        Movements in foreign currency exchange rates exposes us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held. The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged. Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $137.3 million at September 28, 2013. Based on our net unhedged assets that are affected by movements in foreign currency exchange rates as of September 28, 2013, a hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets (liabilities) by approximately $13.7 million with a corresponding charge to operations. In addition, at September 28, 2013, our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $643.7 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $64.4 million with a corresponding charge to other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders
of Green Mountain Coffee Roasters, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Green Mountain Coffee Roasters, Inc. and its subsidiaries at September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 20, 2013

Green Mountain Coffee Roasters, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	September 28, 2013	September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$260,092	$58,289
Restricted cash and cash equivalents	560	12,884
Receivables, less uncollectible accounts and return allowances of $33,640 and $34,517 at September 28, 2013 and September 29, 2012, respectively	467,976	363,771
Inventories	676,089	768,437
Income taxes receivable	11,747	32,943
Other current assets	46,891	35,019
Deferred income taxes, net	58,137	51,613

Total current assets	1,521,492	1,322,956
Fixed assets, net	985,563	944,296
Intangibles, net	435,216	498,352
Goodwill	788,184	808,076
Deferred income taxes, net	149	—
Other long-term assets	30,944	42,109

Total assets	$3,761,548	$3,615,789

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$12,929	$6,691
Current portion of capital lease and financing obligations	1,760	3,057
Accounts payable	312,170	279,577
Accrued expenses	242,427	171,450
Income tax payable	—	29,322
Deferred income taxes, net	233	245
Other current liabilities	27,544	29,645

Total current liabilities	597,063	519,987
Long-term debt, less current portion	160,221	466,984
Capital lease and financing obligations, less current portion	76,061	54,794
Deferred income taxes, net	252,867	270,348
Other long-term liabilities	28,721	32,544
Commitments and contingencies (See Notes 5 and 19)
Redeemable noncontrolling interests	11,045	9,904
Stockholders' equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized—500,000,000 shares; Issued and outstanding—150,265,809 and 152,680,855 shares at September 28, 2013 and September 29, 2012, respectively	15,026	15,268
Additional paid-in capital	1,387,322	1,464,560
Retained earnings	1,252,407	771,200
Accumulated other comprehensive (loss) income	(19,185)	10,200

Total stockholders' equity	$2,635,570	$2,261,228

Total liabilities and stockholders' equity	$3,761,548	$3,615,789

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Fiscal years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Net sales	$4,358,100	$3,859,198	$2,650,899
Cost of sales	2,738,714	2,589,799	1,746,274

Gross profit	1,619,386	1,269,399	904,625
Selling and operating expenses	560,430	481,493	348,696
General and administrative expenses	293,729	219,010	187,016

Operating income	765,227	568,896	368,913
Other income, net	960	1,819	648
Gain (loss) on financial instruments, net	5,513	(4,945)	(6,245)
(Loss) gain on foreign currency, net	(12,649)	7,043	(2,912)
Gain on sale of subsidiary	—	26,311	—
Interest expense	(18,177)	(22,983)	(57,657)

Income before income taxes	740,874	576,141	302,747
Income tax expense	(256,771)	(212,641)	(101,699)

Net Income	$484,103	$363,500	$201,048
Net income attributable to noncontrolling interests	871	872	1,547

Net income attributable to GMCR	$483,232	$362,628	$199,501

Basic income per share:
Basic weighted average shares outstanding	149,638,636	154,933,948	146,214,860
Net income per common share—basic	$3.23	$2.34	$1.36
Diluted income per share:
Diluted weighted average shares outstanding	152,801,493	159,075,646	152,142,434
Net income per common share—diluted	$3.16	$2.28	$1.31

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Fiscal years ended
	September 28, 2013			September 29, 2012			September 24, 2011
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$484,103			$363,500			$201,048
Other comprehensive income (loss):
Cash flow hedges:
Unrealized losses arising during the period	$(3,732)	$1,489	$(2,243)	$(1,234)	$498	$(736)	$(7,521)	$3,035	$(4,486)
Losses reclassified to net income	1,484	(599)	885	1,359	(549)	810	419	(169)	250
Foreign currency translation adjustments	(28,742)	—	(28,742)	25,353	—	25,353	(8,895)	—	(8,895)

Other comprehensive (loss) income	$(30,990)	$890	$(30,100)	$25,478	$(51)	$25,427	$(15,997)	$2,866	$(13,131)

Total comprehensive income			454,003			388,927			187,917
Total comprehensive income attributable to noncontrolling interests			156			1,524			1,361

Total comprehensive income attributable to GMCR			$453,847			$387,403			$186,556

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the three fiscal years in the period ended September 28, 2013 (Dollars in thousands)

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings		Stockholders' Equity
	Shares	Amount
Balance at September 25, 2010	132,823,585	$13,282	$473,749	$213,844	$(1,630)	$699,245
Sale of common stock for private placement	9,174,991	918	290,178	—	—	291,096
Options exercised	2,839,426	284	11,096	—	—	11,380
Issuance of common stock under employee stock purchase plan	148,917	15	5,933	—	—	5,948
Issuance of common stock for public equity offering	9,479,544	948	646,415	—	—	647,363
Stock compensation expense	—	—	10,361	—	—	10,361
Tax benefit from exercise of options	—	—	61,670	—	—	61,670
Deferred compensation expense	—	—	214	—	—	214
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(1,618)	—	(1,618)
Other comprehensive loss net of tax	—	—	—	—	(12,945)	(12,945)
Net income	—	—	—	199,501	—	199,501

Balance at September 24, 2011	154,466,463	$15,447	$1,499,616	$411,727	$(14,575)	$1,912,215
Options exercised	940,369	94	3,300	—	—	3,394
Issuance of common stock under employee stock purchase plan	301,971	30	8,668	—	—	8,698
Restricted stock awards and units	55,747	5	(5)	—	—	—
Issuance of common stock under deferred compensation plan	37,005	4	(4)	—	—	—
Repurchase of common stock	(3,120,700)	(312)	(76,158)	—	—	(76,470)
Stock compensation expense	—	—	17,868	—	—	17,868
Tax benefit from equity-based compensation plans	—	—	11,064	—	—	11,064
Deferred compensation expense	—	—	211	—	—	211
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(3,155)	—	(3,155)
Other comprehensive income, net of tax	—	—	—	—	24,775	24,775
Net income	—	—	—	362,628	—	362,628

Balance at September 29, 2012	152,680,855	$15,268	$1,464,560	$771,200	$10,200	$2,261,228
Options exercised	2,849,308	285	19,532	—	—	19,817
Issuance of common stock under employee stock purchase plan	343,678	34	9,926	—	—	9,960
Restricted stock awards and units	34,761	3	(3)	—	—	—
Repurchase of common stock	(5,642,793)	(564)	(187,714)	—	—	(188,278)
Stock compensation expense	—	—	26,081	—	—	26,081
Tax benefit from equity-based compensation plans	—	—	54,706	—	—	54,706
Deferred compensation expense	—	—	234	—	—	234
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(2,025)	—	(2,025)
Other comprehensive loss, net of tax	—	—	—	—	(29,385)	(29,385)
Net income	—	—	—	483,232	—	483,232

Balance at September 28, 2013	150,265,809	$15,026	$1,387,322	$1,252,407	$(19,185)	$2,635,570

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fiscal years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Cash flows from operating activities:
Net income	$484,103	$363,500	$201,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	183,814	135,656	72,297
Amortization of intangibles	45,379	45,991	41,339
Amortization deferred financing fees	7,125	6,050	6,158
Loss on extinguishment of debt	—	—	19,732
Unrealized loss (gain) on foreign currency, net	9,159	(6,557)	1,041
(Gain) loss on disposal of fixed assets	(85)	2,517	884
Gain on sale of subsidiary, excluding transaction costs	—	(28,914)	—
Provision for doubtful accounts	689	3,197	2,584
Provision for sales returns	79,747	107,436	64,457
(Gain) loss on derivatives, net	(4,507)	6,310	3,292
Excess tax benefits from equity-based compensation plans	(54,699)	(12,070)	(67,813)
Deferred income taxes	(17,701)	60,856	(8,828)
Deferred compensation and stock compensation	26,315	18,079	10,575
Other	844	(672)	(6,142)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(187,221)	(159,317)	(157,329)
Inventories	87,677	(92,862)	(375,709)
Income tax payable/receivable, net	46,290	16,457	63,487
Other current assets	(12,668)	(6,900)	(715)
Other long-term assets, net	3,915	(469)	(11,454)
Accounts payable and accrued expenses	133,532	17,125	134,035
Other current liabilities	3,100	(2,718)	(3,118)
Other long-term liabilities	1,161	5,090	10,964

Net cash provided by operating activities	835,969	477,785	785
Cash flows from investing activities:
Change in restricted cash	3,005	(2,875)	2,074
Acquisition of LJVH Holdings, Inc. (Van Houtte), net of cash acquired	—	—	(907,835)
Proceeds from the sale of subsidiary, net of cash acquired	—	137,733	—
Capital expenditures for fixed assets	(232,780)	(401,121)	(283,444)
Other investing activities	4,208	618	1,533

Net cash used in investing activities	(225,567)	(265,645)	(1,187,672)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Fiscal years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Cash flows from financing activities:
Net change in revolving line of credit	(226,210)	(108,727)	333,835
Proceeds from issuance of common stock under compensation plans	29,777	12,092	17,328
Proceeds from issuance of common stock for private placement	—	—	291,096
Proceeds from issuance of common stock for public equity offering	—	—	673,048
Financing costs in connection with public equity offering	—	—	(25,685)
Repurchase of common stock	(188,278)	(76,470)	—
Excess tax benefits from equity-based compensation plans	54,699	12,070	67,813
Payments on capital lease and financing obligations	(8,288)	(7,558)	(8)
Proceeds from borrowings of long-term debt	—	—	796,375
Deferred financing fees	—	—	(46,009)
Repayment of long-term debt	(71,620)	(7,814)	(906,885)
Other financing activities	(1,406)	3,283	(1,063)

Net cash (used in) provided by financing activities	(411,326)	(173,124)	1,199,845
Change in cash balances included in current assets held for sale	—	5,160	(5,160)
Effect of exchange rate changes on cash and cash equivalents	2,727	1,124	790
Net increase in cash and cash equivalents	201,803	45,300	8,588
Cash and cash equivalents at beginning of period	58,289	12,989	4,401

Cash and cash equivalents at end of period	$260,092	$58,289	$12,989

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,129	$20,783	$33,452
Cash paid for income taxes	$223,580	$136,407	$58,182
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$30,451	$56,127	$25,737
Noncash financing and investing activity:
Fixed assets acquired under capital lease and financing obligations	$27,791	$66,531	$—
Settlement of acquisition-related liabilities through release of restricted cash	$9,227	$18,788	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business and Organization

        Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, "the Company") is a leader in the specialty coffee and coffeemaker businesses. Green Mountain Coffee Roasters, Inc. is a Delaware corporation.

        The Company manages its operations through two business segments, its United States operations within the Domestic segment and its Canadian operations within the Canada segment. The Company distributes its products in two channels: at-home ("AH") and away-from-home ("AFH").

        The Domestic segment sells single cup brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup® and Vue® packs ("portion packs") and coffee in more traditional packaging including bags and fractional packs to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through Company websites. Substantially all of the Domestic segment's distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel. The Domestic segment also earns royalty income from K-Cup® packs sold by a third-party licensed roaster.

        The Canada segment sells single cup brewers, accessories, and sources, produces and sells coffee and teas and other beverages in portion packs and coffee in more traditional packaging including bags, cans and fractional packs under a variety of brands to retailers including supermarkets, department stores, mass merchandisers, club stores, through office coffee services to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website. The Canada segment included Filterfresh through October 3, 2011, the date of sale (see Note 3, Acquisitions and Divestitures).

        The Company's fiscal year ends on the last Saturday in September. Fiscal years 2013, 2012 and 2011 represent the years ended September 28, 2013, September 29, 2012 and September 24, 2011, respectively. Fiscal years 2013 and 2011 each consist of 52 weeks and fiscal 2012 consisted of 53 weeks.

2. Significant Accounting Policies

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements. Significant estimates and assumptions by management affect the Company's inventory, deferred tax assets, allowance for sales returns, warranty reserves and certain accrued expenses, goodwill, intangible and long-lived assets and stock-based compensation.

        Although the Company regularly assesses these estimates, actual results could differ from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of the Company and all of the entities in which the Company has a controlling financial interest, most often because the Company holds a majority voting/ownership interest. All significant intercompany transactions and accounts are eliminated in consolidation.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Noncontrolling Interests

        Noncontrolling interests ("NCI") are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCI's are classified as liabilities and non-mandatorily redeemable NCI's are classified as either temporary or permanent equity. Redeemable NCIs that are not mandatorily redeemable are classified outside of shareholders' equity in the Consolidated Balance Sheets as temporary equity under the caption, Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCIs that are mandatorily redeemable are classified as a liability in the Consolidated Balance Sheets under either Other current liabilities or Other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date based on the formula in the Share Purchase and Sale Agreement dated June 22, 2012, with any change from the prior period recognized as interest expense. See Note 8, Noncontrolling Interests in the Consolidated Financial Statements included in this Annual Report for further information.

        Net income attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI shareholders in the accompanying Consolidated Statements of Operations. The net income attributable to NCIs is classified in the Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

        If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings.

Business Combinations

        The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company's valuation. The valuation involves making significant estimates and assumptions which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates fair value. The Company does not believe that it is subject to any unusual credit or market risk.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents represents cash that is not available for use in our operations. Restricted cash of $0.6 million and $12.9 million as of September 28, 2013 and September 29, 2012, respectively. The restricted cash balance as of September 29, 2012 consisted primarily of cash placed in escrow related to our acquisition of Van Houtte, and was released during fiscal 2013.

Allowance for Doubtful Accounts

        A provision for doubtful accounts is provided based on a combination of historical experience, specific identification and customer credit risk where there are indications that a specific customer may be experiencing financial difficulties.

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

        The fair values of derivative financial instruments have been determined using market information and valuation methodologies. Changes in assumptions or estimates could affect the determination of fair value; however, management does not believe any such changes would have a material impact on the Company's financial condition, results of operations or cash flows. The fair values of short-term investments and derivative financial instruments are disclosed in Note 12, Fair Value Measurements, in the Consolidated Financial Statements included in this Annual Report.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Derivative Instruments

        The Company enters into over-the-counter derivative contracts based on coffee futures ("coffee futures") to hedge against price increases in price-to-be-fixed coffee purchase commitments and anticipated coffee purchases. Coffee purchases are generally denominated in the U.S. dollar. The Company also enters into interest rate swap agreements to mitigate interest rate risk associated with the Company's variable-rate borrowings and foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments as well as certain recognized liabilities in currencies other than the Company's functional currency. All derivatives are recorded at fair value. Interest rate swaps, coffee futures, and certain foreign currency forward contracts which hedge the purchase and payment of green coffee purchase commitments are designated as cash flow hedges with the effective portion of the change in the fair value of the derivative instrument recorded as a component of other comprehensive income ("OCI") and subsequently reclassified into net earnings when the hedged exposure affects net earnings. Foreign currency forward contracts which hedge certain recognized liabilities denominated in non-functional currencies are designated as fair value hedges with the changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities recognized in gain or loss on foreign currency, net in the Consolidated Statements of Operations.

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

        The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes. See Note 11, Derivative Financial Instruments and Note 14, Stockholders' Equity in the Consolidated Financial Statements included in this Annual Report for further information.

Deferred Financing Costs

        Deferred financing costs consist primarily of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using a method that approximates the effective interest rate method. Deferred financing costs included in Other long-term assets in the accompanying Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012 were $15.2 million and $22.3 million, respectively.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Goodwill and Intangibles

        Goodwill is tested for impairment annually at the end of the Company's fiscal year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. The Company may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of a two-step goodwill impairment test. The assessment of qualitative factors is optional and at the Company's discretion. The Company may bypass the qualitative assessment for any reporting unit in any period and perform the first step of the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The first step is a comparison of each reporting unit's fair value to its carrying value. The Company estimates fair value based on discounted cash flows. The reporting unit's discounted cash flows require significant management judgment with respect to sales forecasts, gross margin percentages, selling, operating, general and administrative ("SG&A") expenses, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company's annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, which requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit's net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the implied fair value of the goodwill is less than the book value, goodwill is impaired and is written down to the implied fair value amount.

        Intangible assets that have finite lives are amortized over their estimated economic useful lives on a straight line basis. Intangible assets that have indefinite lives are not amortized and are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, the Company may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company compares the fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the individual indefinite-lived intangible asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at the Company's discretion. The Company may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets, at an asset group level, to undiscounted projected future cash flows in addition to other quantitative and qualitative analyses. When assessing impairment, property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of other groups of assets. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.

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

Leases

        Occasionally, the Company is involved in the construction of leased properties. Due to the extent and nature of that involvement, the Company is deemed the owner during the construction period and is required to capitalize the construction costs on the Consolidated Balance Sheets along with a corresponding financing obligation for the project costs that are incurred by the lessor. Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company can record a sale to remove the assets and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the assets when construction is complete due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheet. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company's policy. If the Company is not considered the owner of the land, a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

at the commencement of construction. Lease payments allocated to the buildings are recognized as reductions to the financing obligation and interest expense. See Note 19, Commitments and Contingencies, for further information.

        Leases that qualify as capital leases are recorded at the lower of the fair value of the asset or the present value of the future minimum lease payments over the lease term generally using the Company's incremental borrowing rate. Assets leased under capital leases are included in fixed assets and generally are depreciated over the lease term. Lease payments under capital leases are recognized as a reduction of the capital lease obligation and interest expense.

        All other leases are considered operating leases. Assets subject to an operating lease are not recorded on the balance sheet. Lease payments are recognized on a straight-line basis as rent expense over the expected lease term.

Revenue Recognition

        Revenue from sales of single cup brewer systems, coffee and other specialty beverages in portion packs, and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs is recognized when title and risk of loss passes to the customer, which generally occurs upon shipment or delivery of the product to the customer as defined by the contractual shipping terms. Shipping charges billed to customers are also recognized as revenue, and the related shipping costs are included in cost of sales. Cash received in advance of product delivery is recorded in deferred revenue, which is included in other current liabilities on the accompanying Consolidated Balance Sheets, until earned.

        The majority of the Company's distribution to major retailers is processed by fulfillment entities. The fulfillment entities receive and fulfill sales orders and invoice certain retailers. All product shipped by the Company to the fulfillment entities are owned by the Company and included in inventories on the accompanying consolidated balance sheets. The Company recognizes revenue when delivery of the product from the fulfillment entity to the retailer has occurred based on the contractual shipping terms and when all other revenue recognition criteria are met.

        Sales of single cup brewers, portion packs and other products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. The Company routinely participates in trade promotion programs with customers, including customers whose sales are processed by the fulfillment entities, whereby customers can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts and volume based incentive programs. Allowances to customers that are directly attributable and supportable by customer promotional activities are recorded as selling expenses at the time the promotional activity occurs.

        Roasters licensed by the Company to manufacture and sell K-Cup® packs, both to the Company for resale and to their other coffee customers, are obligated to pay a royalty to the Company upon shipment to their customer. The Company records royalty revenue upon shipment of K-Cup® packs by licensed roasters to third-party customers as set forth under the terms and conditions of various

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

licensing agreements. For shipments of K-Cup® packs to the Company for resale, this royalty payment is recorded as a reduction to the carrying value of the related K-Cup® packs in inventory and as a reduction to cost of sales when sold through to third-party customers by the Company.

Cost of Sales

        Cost of sales for the Company consists of the cost of raw materials including coffee beans, hot cocoa, flavorings and packaging materials; a portion of our rental expense; production, warehousing and distribution costs which include salaries; distribution and merchandising personnel; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; third-party fulfillment charges; receiving, inspection and internal transfer costs; warranty expense; freight, duties and delivery expenses; and certain third-party royalty charges. All shipping and handling expenses are also included as a component of cost of sales.

Product Warranty

        The Company provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company's expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues.

Advertising Costs

        The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. As of September 28, 2013 and September 29, 2012, prepaid advertising costs of $4.1 million and $2.4 million, respectively, were recorded in Other current assets in the accompanying Consolidated Balance Sheets. Advertising expense totaled $193.2 million, $147.7 million, and $90.8 million, for fiscal years 2013, 2012, and 2011, respectively.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax benefits or consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets. The Company currently believes that future earnings and current tax planning strategies will be sufficient to recover substantially all of the Company's recorded net deferred tax assets. To the extent future taxable income against which these assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable.

        Accounting for uncertain tax positions also requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. The Company uses a

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

Stock-Based Compensation

        The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Equity awards consist of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance stock units ("PSUs"). The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

        The Company measures the fair value of stock options using the Black-Scholes model and certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company's historical experience. The expected forfeiture rate is based on the Company's historical employee turnover experience and future expectations. The risk-free interest rate is based on the U.S. Treasury rate over the expected life. The Company uses a blended historical volatility to estimate expected volatility at the measurement date. The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company's common stock on the grant date.

Foreign Currency Translation and Transactions

        The financial statements of the Company's foreign subsidiaries are translated into the reporting currency of the Company which is the U.S. dollar. The functional currency of certain of the Company's foreign subsidiaries is the local currency of the subsidiary. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using the average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income or loss as a separate component of stockholders' equity. Gains and losses arising from transactions denominated in currencies other than the functional currency of the entity are charged directly against earnings in the Consolidated Statement of Operations. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company loans that have been determined to be temporary in nature, cash, long-term debt and accounts payable denominated in non-functional currencies.

Significant Customer Credit Risk and Supply Risk

        The majority of the Company's customers are located in the U.S. and Canada. With the exception of M.Block & Sons ("MBlock") as described below, concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. The Company does not require collateral from customers as ongoing credit evaluations of customers' payment histories are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

        The Company procures the majority of the brewers it sells from one third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $637.0 million, $721.3 million and $545.3 million in fiscal years 2013, 2012 and 2011, respectively.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        The Company primarily relies on MBlock to process the majority of sales orders for our AH single serve business with retailers in the United States. The Company is subject to significant credit risk regarding the creditworthiness of MBlock and, in turn, the creditworthiness of the retailers. Sales processed by MBlock to retailers amounted to $1,600.2 million, $1,458.4 million and $997.0 million for fiscal years 2013, 2012 and 2011, respectively. The Company's account receivables due from MBlock amounted to $157.4 million and $133.1 million at September 28, 2013 and September 29, 2012, respectively.

        Sales to customers that represented more than 10% of the Company's net sales included Wal-Mart Stores, Inc. and affiliates ("Wal-Mart"), representing approximately 14% and 12% of consolidated net sales for fiscal years 2013 and 2012, respectively; Costco Wholesale Corporation and affiliates ("Costco"), representing approximately 11% of consolidated net sales for fiscal 2013; and Bed Bath & Beyond, Inc., and affiliates ("Bed Bath & Beyond"), representing approximately 11% of consolidated net sales for fiscal 2011. For Wal-Mart and Bed Bath & Beyond, the majority of U.S. sales are processed through MBlock whereby MBlock is the vendor of record. Starting in fiscal 2012, for U.S. sales to Costco, the Company became the vendor of record and although the sales are processed through MBlock, the Company records the account receivables from the customer and pays MBlock for their fulfillment services. The Company's account receivables due from Costco amounted to $65.7 million, net of allowances, at September 28, 2013.

Research & Development

        Research and development charges are expensed as incurred. These expenses amounted to $57.7 million, $41.7 million and $17.7 million in fiscal years 2013, 2012 and 2011, respectively. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 was issued to eliminate diversity in practice regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's net income, financial position or cash flows.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company's net income, financial position or cash flows.

        In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on the Company's net income, financial position or cash flows.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For significant items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments in this ASU are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2012, which for the Company will be the first quarter of fiscal 2014. The adoption of ASU 2013-02 is not expected to have an impact on the Company's net income, financial position or cash flows.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," ("ASU 2011-11") that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendments are effective for the fiscal year ending September 27, 2014 (fiscal year 2014). The adoption of ASU 2011-11 is not expected to have a material impact on the Company's disclosures.

3. Acquisitions and Divestitures

Fiscal 2012

        On October 3, 2011, all the outstanding shares of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the "Filterfresh" business, were sold to ARAMARK Refreshment Services, LLC ("ARAMARK") in exchange for $149.5 million in cash. Approximately $4.4 million of cash was transferred to ARAMARK as part of the sale and $7.4 million was repaid to ARAMARK upon finalization of the purchase price, resulting in a net cash inflow related to the Filterfresh sale of $137.7 million. The Company recognized a gain on the sale of $26.3 million during the thirteen weeks ended December 24, 2011. Filterfresh had been included in the Canada segment.

        As of September 24, 2011, all the assets and liabilities relating to the Filterfresh business were reported in the Consolidated Balance Sheet as assets and liabilities held-for-sale.

        Filterfresh revenues and net income included in the Company's consolidated statement of operations were as follows (dollars in thousands, except per share data):

	For the period September 25, 2011 through October 3, 2011 (date of sale)	For the period December 17, 2010 (date of acquisition) through September 24, 2011
Net sales	$2,286	$90,855

Net income	$229	$12,263
Less income attributable to noncontrolling interests	20	1,051

Net income attributable to GMCR	$209	$11,212

Diluted net income per share	$—	$0.07

        After the disposition, the Company continues to sell coffee and brewers to Filterfresh, which prior to the sale of Filterfresh were eliminated and were not reflected in the Consolidated Statement of Operations. For fiscal 2012, the Company's sales to Filterfresh through October 3, 2011 (date of sale) that were eliminated in consolidation were $0.6 million. For fiscal 2011, the Company's sales to Filterfresh during the period December 17, 2010 (date of acquisition) through September 24, 2011 that were eliminated in consolidation were $22.2 million.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions and Divestitures (Continued)

Fiscal 2011

  LJVH Holdings, Inc. (including subsidiaries—Van Houtte)

        On December 17, 2010, the Company acquired all of the outstanding capital stock of LJVH Holdings, Inc. ("LJVH" and together with its subsidiaries, "Van Houtte"), a coffee roaster headquartered in Montreal, Quebec, for $907.8 million, net of cash acquired. The acquisition was financed with cash on hand and a $1,450.0 million credit facility. Van Houtte's functional currency is the Canadian dollar. Van Houtte's operations are included in the Canada segment.

        At the time of the acquisition, the Company accounted for all the assets relating to the Filterfresh business as held-for-sale.

        The Van Houtte acquisition was accounted for under the acquisition method of accounting. The total purchase price of $907.8 million, net of cash acquired, was allocated to Van Houtte's net tangible assets and identifiable intangible assets based on their estimated fair values as of December 17, 2010. The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. The allocation of the purchase price is based upon a valuation determined using management's and the Company's estimates and assumptions. The table below represents the allocation of the purchase price to the acquired net assets of Van Houtte (in thousands):

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

        The purchase price allocated to Filterfresh was the fair value, less the estimated direct costs to sell Filterfresh established at the acquisition date. The fair value of Filterfresh was estimated using an income approach, specifically the discounted cash flow ("DCF") method. Under the DCF method the fair value is calculated by discounting the projected after-tax cash flows for the business to present

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions and Divestitures (Continued)

value. The income approach includes assumptions about the amount and timing of future cash flows using projections and other estimates. A discount rate based on an appropriate weighted average cost of capital was applied to the estimated future cash flows to estimate the fair value.

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

        The cost of the acquisition in excess of the fair market value of the tangible and intangible assets acquired less liabilities assumed represents acquired goodwill. The acquisition of Van Houtte provides the Company with an expanded Canadian presence and manufacturing and distribution synergies, which provide the basis of the goodwill recognized with respect to the Van Houtte Canadian operations. As discussed above, the purchase price allocated to Filterfresh was the fair value, less the estimated direct costs to sell Filterfresh established at the acquisition date. The excess of the purchase price (fair value) allocated to Filterfresh over the fair value of the net tangible and identifiable intangible assets represents goodwill. Goodwill and intangible assets are reported in the Canada segment. The goodwill and intangible assets recognized are not deductible for tax purposes.

        Acquisition costs were expensed as incurred and totaled approximately $10.7 million for the fiscal year ended September 24, 2011 and are included in general and administrative expenses for the Company.

        Approximately $9.3 million of the purchase price was held in escrow at September 29, 2012 and was included in restricted cash. A corresponding amount of $9.3 million was included in other current liabilities as of September 29, 2012. None of the purchase price remained in escrow as of September 28, 2013, and therefore, there were no corresponding amounts included in other current liabilities.

        The acquisition was completed on December 17, 2010 and accordingly results of operations from such date have been included in the Company's Statement of Operations. For fiscal 2011, the Van Houtte operations contributed an additional $321.4 million of consolidated revenue and $20.2 million of income before income taxes.

4. Segment Reporting

        The Company has historically managed its operations through three business segments: the Specialty Coffee business unit ("SCBU"), the Keurig business unit ("KBU") and the Canadian business unit. Effective as of and as initially disclosed on May 8, 2013, the Company's Board of Directors authorized and approved a reorganization which consolidated U.S. operations to bring greater organizational efficiency and coordination across the Company. Due to this combination, the results of U.S. operations, formerly reported in the SCBU and KBU segments, are reported in one segment ("Domestic") and the results of Canadian operations are reported in the "Canada" segment. The

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Segment Reporting (Continued)

Company's Chief Executive Officer ("CEO") serves as the Company's chief operating decision maker ("CODM") and there are two operating and reportable segments, Domestic and Canada.

        As a result of the consolidation of U.S. operations, the Company has recast all historical segment results in order to: i) provide data that is on a basis consistent with the Company's new structure; ii) remove total assets from the Company's segment disclosures as only consolidated asset information is provided to and used by the CODM for use in decision making (in connection with the reorganization, segment asset information is neither provided to nor used by the CODM); and iii) reflect all sustainability expenses in Corporate as the Company no longer allocates those expenses to its operating segments.

        For a description of the operating segments, see Note 1, Nature of Business and Organization.

        Management evaluates the performance of the Company's operating segments based on several factors, including net sales to external customers and operating income. Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process. Operating income represents gross profit less selling, operating, general and administrative expenses. The Company's manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs. Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized. Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments. Expenses not specifically related to an operating segment are presented under "Corporate Unallocated." Corporate Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of the Company's senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate Unallocated expenses also include depreciation for corporate headquarters, sustainability expenses, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, legal expenses and compensation of the Board of Directors. The Company does not disclose assets or property additions by segment as only consolidated asset information is provided to the CODM for use in decision making.

        Effective for the first quarter of fiscal 2013, the Company changed its measure for reporting segment profitability and for evaluating segment performance and the allocation of Company resources from income before taxes to operating income (loss). Prior to the first quarter of fiscal 2013, the Company disclosed each operating and reportable segment's income before taxes to report segment profitability. Segment disclosures for prior periods have been recast to reflect operating income by segment in place of income before taxes. The CODM measures segment performance based upon operating income which excludes interest expense and interest expense is not provided to the CODM by segment. Accordingly, interest expense by segment is no longer presented.

        Effective with the beginning of the Company's third quarter of fiscal 2011, sales between operating segments are recorded at cost and the Domestic segment no longer records royalty income from the Canada segment on shipments of portion packs. Prior to the third quarter of fiscal 2011, the Company recorded intersegment sales and purchases of brewer and K-Cup® packs at a markup. As a result of the change, intersegment sales have no impact on segment operating income (loss) and effective with the first quarter of fiscal 2013, the Company no longer discloses intersegment sales. Each operating segment's net sales for fiscal years 2013 and 2012 include only net sales to external customers.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Segment Reporting (Continued)

        The selected financial data for segment disclosures for fiscal 2011 was not recast for the above changes related to intersegment sales and royalty income. The following table summarizes the approximate net effect of the above changes on segment income before taxes for fiscal 2013, 2012 and 2011 as a result of the above changes (in thousands). The net effect represents the net mark-up on sales between the segments as well as the Domestic segment royalty income on the sale of portion packs by the Canada segment. The Company used historical mark-up percentages and royalty rates to calculate the net effect.

Increase (decrease) in operating income (loss)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Domestic	$(38,755)	$20,068	$(29,584)
Canada	39,057	(19,084)	22,157
Corporate—Unallocated	—	—	—
Eliminations	(302)	(984)	7,427

Consolidated	$—	$—	$—

        The following tables summarize selected financial data for segment disclosures for fiscal 2013, 2012 and 2011.

	For Fiscal 2013 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$3,725,008	$633,092	$—	$4,358,100
Operating income (loss)	$826,092	$87,674	$(148,539)	$765,227
Depreciation and amortization	$162,359	$65,334	$1,500	$229,193
Stock compensation expense	$9,909	$2,519	$13,653	$26,081

	For Fiscal 2012 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$3,233,674	$625,524	$—	$3,859,198
Operating Income (loss)	$576,949	$76,198	$(84,251)	$568,896
Depreciation and amortization	$116,722	$62,984	$1,941	$181,647
Stock compensation expense	$7,808	$1,890	$8,170	$17,868

	For Fiscal 2011 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Eliminations	Consolidated
Sales to unaffiliated customers	$2,152,432	$498,467	$—	$—	$2,650,899
Intersegment sales	$36,855	$98,347	$—	$(135,202)	$—
Net sales	$2,189,287	$596,814	$—	$(135,202)	$2,650,899
Operating Income	$399,638	$67,727	$(73,259)	$(25,193)	$368,913
Depreciation and amortization	$68,439	$45,193	$4	$—	$113,636
Stock compensation expense	$5,519	$470	$4,372	$—	$10,361

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Segment Reporting (Continued)

Geographic Information

        Net sales are attributed to countries based on the location of the customer. Information concerning net sales of principal geographic areas is as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net Sales:
United States	$3,721,182	$3,248,543	$2,248,811
Canada	634,360	609,828	400,682
Other	2,558	827	1,406

	$4,358,100	$3,859,198	$2,650,899

        Sales to customers that represented more than 10% of the Company's net sales included Wal-Mart, representing approximately 14% and 12% of consolidated net sales for fiscal years 2013 and 2012, respectively, Costco, representing approximately 11% of consolidated net sales for fiscal 2013, and Bed Bath & Beyond, representing approximately 11% of consolidated net sales for fiscal 2011. Sales to Wal-Mart in fiscal years 2013 and 2012 were through both segments; sales to Costco in fiscal 2013 were through both segments; and sales to Bed Bath & Beyond, Inc., in fiscal 2011 were primarily through the Domestic segment.

        Information concerning long-lived assets of principal geographic area is as follows (in thousands) as of:

	September 28, 2013	September 29, 2012
Fixed Assets, net:
United States	$844,471	$783,075
Canada	135,440	143,640
Other	5,652	17,581

	$985,563	$944,296

Net Sales by Major Product Category

        Net sales by major product category (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Portion Packs	$3,187,350	$2,708,886	$1,704,021
Brewers and Accessories	827,570	759,805	524,709
Other Products and Royalties	343,180	390,507	422,169

	$4,358,100	$3,859,198	$2,650,899

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Inventories

        Inventories consisted of the following (in thousands) as of:

	September 28, 2013	September 29, 2012
Raw materials and supplies	$182,882	$229,927
Finished goods	493,207	538,510

	$676,089	$768,437

        As of September 28, 2013, the Company had approximately $245.1 million in green coffee purchase commitments, of which approximately 84% had a fixed price. These commitments primarily extend through fiscal 2015. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.24 per pound at September 28, 2013. In addition to its green coffee commitments, the Company had approximately $141.8 million in fixed price brewer and related accessory purchase commitments and $536.1 million in production raw materials commitments at September 28, 2013. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

        As of September 28, 2013, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
2014	$456,955
2015	124,588
2016	119,565
2017	110,837
2018	111,086

$923,031

6. Fixed Assets

        Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	September 28, 2013	September 29, 2012
Production equipment	1 - 15	$680,457	$544,491
Coffee service equipment	3 - 7	59,169	63,722
Computer equipment and software	1 - 6	146,246	111,441
Land	Indefinite	11,520	11,740
Building and building improvements	4 - 30	134,495	83,172
Furniture and fixtures	1 - 15	33,975	28,477
Vehicles	4 - 5	11,786	10,306
Leasehold improvements	1 - 20 or remaining life of lease, whichever is less	98,990	72,755
Assets acquired under capital leases	5 - 15	41,200	51,047
Construction-in-progress		202,940	234,442

Total fixed assets		$1,420,778	$1,211,593
Accumulated depreciation		(435,215)	(267,297)

		$985,563	$944,296

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Fixed Assets (Continued)

        Assets acquired under capital leases, net of accumulated amortization, were $36.9 million and $47.0 million at September 28, 2013 and September 29, 2012, respectively.

        Total depreciation and amortization expense relating to all fixed assets was $183.8 million, $135.7 million and $72.3 million for fiscal years 2013, 2012, and 2011, respectively.

        Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use.

        As of September 28, 2013, construction-in-progress includes $21.1 million relating to properties under construction where the Company is deemed to be the accounting owner, even though the Company is not the legal owner. See footnote 19, Commitments and Contingencies.

        During fiscal years 2013, 2012 and 2011, $6.1 million, $2.8 million, and $2.6 million, respectively, of interest expense was capitalized.

7. Goodwill and Intangible Assets

        The following represented the change in the carrying amount of goodwill by segment for fiscal 2013 and 2012 (in thousands):

	Domestic	Canada	Total
Balance as of September 24, 2011	$386,416	$402,889	$789,305
Reassignment of Timothy's goodwill	(17,063)	17,063	—
Foreign currency effect	—	18,771	18,771

Balance as of September 29, 2012	$369,353	$438,723	$808,076
Foreign currency effect	—	(19,892)	(19,892)

Balance as of September 28, 2013	$369,353	$418,831	$788,184

        Indefinite-lived intangible assets included in the Canada operating segment consisted of the following (in thousands) as of:

	September 28, 2013	September 29, 2012
Trade names	$97,740	$102,381

        Effective May 8, 2013, the Company combined the results of its U.S. operations, formerly reported in the SCBU and KBU segments, into one Domestic segment.

        Effective September 25, 2011, Timothy's is included in the Canada segment. Prior to September 25, 2011, Timothy's was included in the Domestic segment. This resulted in a re-assignment of goodwill of $17.1 million from the Domestic segment to the Canada segment using a relative fair value approach. The amount of goodwill reassigned was determined based on the relative fair values of Timothy's and the Domestic segment.

        The Company conducted its annual impairment test of goodwill and indefinite-lived intangible assets as of September 28, 2013, and elected to bypass the optional qualitative assessment and

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets (Continued)

performed a quantitative impairment test. Goodwill was evaluated for impairment at the following reporting unit levels:

  •
  Domestic

  •
  Canada—Roasting and Retail

  •
  Canada—Coffee Services Canada

        For the goodwill impairment test, the fair value of the reporting units was estimated using the Discounted Cash Flow ("DCF") method. A number of significant assumptions and estimates are involved in the application of the DCF method including discount rate, sales volume and prices, costs to produce and working capital changes. For the indefinite-lived intangible assets impairment test, the fair value of the trade name was estimated using the Relief-from-Royalty Method. This method estimates the savings in royalties the Company would otherwise have had to pay if it did not own the trade name and had to license the trade name from a third-party with rights of use substantially equivalent to ownership. The fair value of the trade name is the present value of the future estimated after-tax royalty payments avoided by ownership, discounted at an appropriate, risk-adjusted rate of return. For goodwill and indefinite-lived intangible impairment tests, the Company used a royalty rate of 3.0%, an income tax rate of 38.0% for the United States and 27.5% for Canada, and discount rates ranging from 13% to 14%. There was no impairment of goodwill or indefinite-lived intangible assets in fiscal years 2013, 2012, or 2011.

Intangible Assets Subject to Amortization

        Definite-lived intangible assets consisted of the following (in thousands) as of:

		September 28, 2013		September 29, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4 - 10	$21,609	$(17,123)	$21,622	$(15,433)
Customer and roaster agreements	8 - 11	26,977	(19,750)	27,323	(16,796)
Customer relationships	2 - 16	414,967	(113,061)	430,178	(79,168)
Trade names	9 - 11	37,200	(13,353)	38,000	(9,785)
Non-compete agreements	2 - 5	374	(364)	374	(344)

Total		$501,127	$(163,651)	$517,497	$(121,526)

        Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $45.4 million, $46.0 million, and $41.3 million for fiscal years 2013, 2012, and 2011, respectively. The weighted average remaining life for definite-lived intangibles at September 28, 2013 is 8.3 years.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets (Continued)

        The estimated aggregate amortization expense over each of the next five years and thereafter, is as follows (in thousands):

2014	$44,361
2015	42,807
2016	42,081
2017	40,686
2018	40,686
Thereafter	126,855

8. Noncontrolling Interests

        The changes in the liability and temporary equity attributable to redeemable NCIs for the three fiscal years in the period ended September 28, 2013 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 25, 2010	$—	$—
Purchase noncontrolling interests	—	19,118
Net income	—	1,547
Adjustment to redemption value	—	1,618
Cash distributions	—	(1,063)
Other comprehensive loss, net of tax	—	(186)

Balance at September 24, 2011	$—	$21,034
Disposition of noncontrolling interest	—	(10,331)
Redeemable noncontrolling interest reclassified to other long-term liabilities	4,708	(4,708)
Net income	60	812
Adjustment to redemption value	167	3,155
Cash distributions	(204)	(513)
Other comprehensive loss, net of tax	197	455

Balance at September 29, 2012	$4,928	$9,904
Net income	462	409
Adjustment to redemption value	372	2,025
Cash distributions	(583)	(823)
Other comprehensive loss, net of tax	(245)	(470)

Balance at September 28, 2013	$4,934	$11,045

        As of September 28, 2013 and September 29, 2012, the liability attributable to mandatorily redeemable noncontrolling interests was included as a component of Other current liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        The changes in the carrying amount of product warranties for fiscal years 2013 and 2012 are as follows (in thousands):

	Fiscal 2013	Fiscal 2012
Balance, beginning of year	$20,218	$14,728
Provision related to current period	20,447	47,026
Change in estimate	(12,720)	(1,287)
Usage	(20,141)	(40,249)

Balance, end of year	$7,804	$20,218

        During fiscal years 2013 and 2012, the Company recovered approximately $0.8 million and $8.3 million respectively, as reimbursement from suppliers related to warranty issues. The recoveries are under an agreement with a supplier and are recorded as a reduction to warranty expense. The recoveries are not reflected in the provision charged to income in the table above.

10. Long-Term Debt

        Long-term debt outstanding consists of the following (in thousands) as of:

	September 28, 2013	September 29, 2012
Revolving credit facility, USD	$—	$120,000
Revolving credit facility, multicurrency	—	108,787
Term loan A	170,937	242,188
Other	2,213	2,700

Total long-term debt	$173,150	$473,675
Less current portion	12,929	6,691

Long-term portion	$160,221	$466,984

        Under the Company's current credit facility ("Restated Credit Agreement"), the Company maintains senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility. The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Long-Term Debt (Continued)

        The term loan A facility requires quarterly principal repayments. The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin under the Restated Credit Agreement with respect to term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar loans, based upon the Company's leverage ratio. The Company's average effective interest rate as of September 28, 2013 and September 29, 2012 was 3.5% and 2.9%, respectively, excluding amortization of deferred financing charges and including the effect of interest swap agreements. The Company also pays a commitment fee of 0.2% on the average daily unused portion of the revolving credit facilities.

        All the assets of the Company and its domestic wholly-owned material subsidiaries are pledged as collateral under the Restated Credit Agreement. The Restated Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; merger and consolidations; asset sales; dividends and distributions or repurchases of the Company's capital stock; transactions with affiliates; certain burdensome agreements; and changes in the Company's lines of business.

        The Restated Credit Agreement requires the Company to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio. As of September 28, 2013 and throughout fiscal year 2013, the Company was in compliance with these covenants. In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

        As of September 28, 2013 and September 29, 2012, outstanding letters of credit under the Restated Credit Agreement, totaled $5.0 million and $3.7 million, respectively. No amounts have been drawn against the letters of credit as of September 28, 2013 and September 29, 2012.

        In connection with the Restated Credit Agreement, the Company incurred debt issuance costs of $46.0 million which were deferred and included in Other Long-Term Assets on the Consolidated Balance Sheet and amortized as interest expense over the life of the respective loan using a method that approximates the effective interest rate method. The Company incurred a loss of $19.7 million in fiscal 2011 primarily on the extinguishment of the term loan B facility under the credit agreement that immediately preceded the Restated Credit Agreement ("Credit Agreement") and the extinguishment of a former credit facility that preceded the Credit Agreement resulting from the write-off of debt issuance costs and the original issue discount. The loss on the extinguishment of debt is included in Interest Expense on the Consolidated Statements of Operations.

        The Company enters into interest rate swap agreements to limit a portion of its exposure to variable interest rates by entering into interest rate swap agreements which effectively fix the rates. In accordance with the interest rate swap agreements and on a monthly basis, interest expense is calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense as calculated is greater based on the 30-day Libor rate, the interest rate swap counterparty pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the interest rate swap counterparty. See Note 11, Derivative Financial Instruments.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Long-Term Debt (Continued)

        Below is a summary of the Company's derivative instruments in effect as of September 28, 2013 mitigating interest rate exposure of variable-rate borrowings (in thousands):

Derivative Instrument	Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity (Fiscal Year)
Swap	30-day Libor	20,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016
Swap	30-day Libor	50,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016

		$130,000

        In fiscal years 2013, 2012 and 2011 the Company paid approximately $3.4 million, $4.7 million and $3.8 million, respectively, in additional interest expense pursuant to the interest rate swap agreements.

Maturities

        Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
2014	$12,929
2015	19,165
2016	140,064
2017	377
2018	395
Thereafter	220

$173,150

11. Derivative Financial Instruments

Cash Flow Hedges

        The Company is exposed to certain risks relating to ongoing business operations. The primary risks that are mitigated by financial instruments are interest rate risk, commodity price risk and foreign currency exchange rate risk. The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's variable-rate borrowings, enters into coffee futures contracts to hedge future coffee purchase commitments of green coffee with the objective of minimizing cost risk due to market fluctuations, and uses foreign currency forward contracts to hedge the purchase and payment of green coffee purchase commitments denominated in non-functional currencies.

        The Company designates these contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss). The gains or loss on these instruments is reclassified from OCI into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Derivative Financial Instruments (Continued)

Fair Value Hedges

        The Company enters into foreign currency forward contracts to hedge certain recognized liabilities in currencies other than the Company's functional currency. The Company designates these contracts as fair value hedges and measures the effectiveness of the derivative instruments at each balance sheet date. The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations.

Other Derivatives

        The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency. At September 28, 2013, the Company has approximately two years remaining on a CDN $120.0 million, Canadian cross currency swap to exchange interest payments and principal on the intercompany note. This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations. Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note. In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate. The Company incurred $1.7 million, $1.8 million, and $1.2 million in additional interest expense pursuant to the cross currency swap agreement during fiscal 2013, 2012, and 2011 respectively.

        In conjunction with the repayment of the Company's term loan B facility under the Credit Agreement (See Note 10, Long-Term Debt), the interest rate cap previously used to mitigate interest rate risk associated with the Company's variable-rate borrowings on the term loan B no longer qualified for hedge accounting treatment. As a result, a loss of $0.4 million, gross of tax, was reclassified from OCI to income during fiscal 2011.

        The Company occasionally enters into foreign currency forward contracts and coffee futures contracts that qualify as derivatives, and are not designated as hedging instruments for accounting purposes in addition to the foreign currency forward contracts and coffee futures contracts noted above. Contracts that are not designated as hedging instruments are recorded at fair value with the changes in fair value recognized in the Consolidated Statements of Operations.

        The Company does not hold or use derivative financial instruments for trading or speculative purposes.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however, nonperformance is not anticipated.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Derivative Financial Instruments (Continued)

        The following table summarizes the fair value of the Company's derivatives included on the Consolidated Balance Sheets (in thousands) as of:

	September 28, 2013	September 29, 2012	Balance Sheet Classification
Derivatives designated as hedges:
Interest rate swaps	$(6,004)	$(9,019)	Other current liabilities
Coffee futures	(3,809)	(342)	Other current liabilities
Foreign currency forward contracts	(141)	—	Other current liabilities
Foreign currency forward contracts	13	—	Other current assets

	(9,941)	(9,361)
Derivatives not designated as hedges:
Cross currency swap	(1,253)	(7,242)	Other current liabilities

	(1,253)	(7,242)

Total	$(11,194)	$(16,603)

        The following table summarizes the coffee futures contracts outstanding as of September 28, 2013 (in thousands, except for average contract price and "C" price):

Coffee Pounds	Average Contract Price	"C" Price	Maturity	Fair Value of Futures Contracts
375	$1.50	$1.14	December 2013	$(138)
5,887	$1.39	$1.17	March 2014	(1,308)
11,438	$1.30	$1.19	May 2014	(1,222)
10,875	$1.32	$1.21	July 2014	(1,141)

28,575				$(3,809)

        The following table summarizes the coffee futures contracts outstanding as of September 29, 2012 (in thousands, except for average contract price and "C" price):

Coffee Pounds	Average Contract Price	"C" Price	Maturity	Fair Value of Futures Contracts
938	$1.92	$1.74	December 2012	$(169)
938	$1.96	$1.78	March 2013	(171)
675	$1.80	$1.80	May 2013	(1)
375	$1.83	$1.83	July 2013	$(1)
262	$1.86	$1.86	September 2013	$0

3,188				$(342)

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Derivative Financial Instruments (Continued)

        The following table summarizes the amount of gain (loss), gross of tax, on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Cash Flow Hedges:
Interest rate swaps	$3,014	$1,250	$(7,928)
Coffee futures	(6,617)	(2,484)	407
Forward currency forward contracts	(129)	—	—

Total	$(3,732)	$(1,234)	$(7,521)

        The following table summarizes the amount of gain (loss), gross of tax, reclassified from OCI to income (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest rate cap	$—	$—	$(392)	Gain (loss) on financial instruments, net
Coffee futures	(1,482)	(1,359)	(27)	Cost of Sales
Forward currency forward contracts	(2)	—	—	(Loss) gain on foreign currency, net

Total	$(1,484)	$(1,359)	$(419)

        The Company expects to reclassify $3.5 million of losses, net of tax, from OCI to earnings on coffee derivatives within the next twelve months.

        See note 14, Stockholders' Equity for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

        The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Location of gain (loss) recognized in income on derivative
Foreign currency forward contracts
Net loss on hedging derivatives	$(10)	$(48)	$—	(Loss) gain on foreign currency, net
Net gain on hedged items	$10	$48	$—	(Loss) gain on foreign currency, net

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Derivative Financial Instruments (Continued)

        Net losses on financial instruments not designated as hedges for accounting purposes recorded in gain (loss) on financial instruments, net, is as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net gain (loss) on cross currency swap	$5,513	$(4,918)	$(2,324)
Net gain (loss) on coffee futures	—	7	(250)
Net loss on interest rate cap	—	(34)	(615)
Net loss on foreign currency option and forward contracts	—	—	(3,056)

Total	$5,513	$(4,945)	$(6,245)

        The net loss on foreign currency contracts were primarily related to contracts entered into to mitigate the risk associated with the Canadian denominated purchase price of Van Houtte in fiscal 2011.

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

        The following table summarizes the fair values and the levels used in fair value measurements as of September 28, 2013 for the Company's financial (liabilities) assets (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(6,004)	$—
Cross currency swap	—	(1,253)	—
Coffee futures	—	(3,809)	—
Foreign currency forward contracts	—	(128)	—

Total	$—	$(11,194)	$—

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Fair Value Measurements (Continued)

        The following table summarizes the fair values and the levels used in fair value measurements as of September 29, 2012 for the Company's financial liabilities (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(9,019)	$—
Cross currency swap	—	(7,242)	—
Coffee futures	—	(342)	—
Foreign currency forward contracts	—	—	—

Total	$—	$(16,603)	$—

        Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rates curves and spot prices that are in observable markets. Derivatives recorded on the balance sheet are at fair value with changes in fair value recorded in OCI for cash flow hedges and in the Consolidated Statements of Operations for fair value hedges and derivatives that do not qualify for hedge accounting treatment.

Derivatives

        Derivative financial instruments include coffee futures contracts, interest rate swap agreements, a cross-currency swap agreement and foreign currency forward contracts. The Company has identified significant concentrations of credit risk based on the economic characteristics of the instruments that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

        To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency forward contracts and the income approach for interest rate and cross currency swap agreements. The Company's fair value measurements include a credit valuation adjustment for the significant concentrations of credit risk.

        As of September 28, 2013, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

        The carrying value of long-term debt was $173.2 million and $473.7 million as of September 28, 2013 and September 29, 2012, respectively. The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company's credit rating. The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes

        Income before income taxes and the provision for income taxes for fiscal years 2013, 2012 and 2011, consist of the following (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Income before income taxes:
United States	$675,438	$486,258	$248,108
Foreign	65,436	89,883	54,639

Total income before income taxes	$740,874	$576,141	$302,747

Income tax expense:
United States federal:
Current	$202,006	$75,932	$75,225
Deferred	(8,654)	74,042	(3,327)

	193,352	149,974	71,898
State and local:
Current	47,930	40,270	13,939
Deferred	(1,695)	(712)	(1,758)

	46,235	39,558	12,181

Total United States	239,587	189,532	84,079

Foreign:
Current	29,901	26,860	21,306
Deferred	(12,717)	(3,751)	(3,686)

Total foreign	17,184	23,109	17,620

Total income tax expense	$256,771	$212,641	$101,699

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        Net deferred tax liabilities consist of the following (in thousands) as of:

	September 28, 2013	September 29, 2012
Deferred tax assets:
Section 263A capitalized expenses	$1,876	$2,150
Deferred hedging losses	4,774	3,919
Deferred compensation	13,632	11,534
Net operating loss carryforward	—	1,017
Capital loss carryforward	1,418	1,418
Valuation allowance—capital loss carryforward	(1,418)	(1,418)
Warranty, obsolete inventory and bad debt allowance	32,692	27,421
Tax credit carryforwards	3,651	3,301
Other reserves and temporary differences	15,558	12,412

Gross deferred tax assets	72,183	61,754
Deferred tax liabilities:
Prepaid expenses	(2,994)	(2,367)
Depreciation	(125,504)	(123,044)
Intangible assets	(138,262)	(144,329)
Other reserves and temporary differences	(237)	(10,994)

Gross deferred tax liabilities	(266,997)	(280,734)

Net deferred tax liabilities	$(194,814)	$(218,980)

        A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Tax at U.S. Federal Statutory rate	$259,306	$201,692	$105,961
Increase (decrease) in rates resulting from:
Foreign tax rate differential	(13,087)	(18,072)	(9,289)
Non-deductible stock compensation expense	2,700	1,024	1,761
State taxes, net of federal benefit	31,869	27,114	11,276
Provincial taxes	7,878	10,591	6,309
Domestic production activities deduction	(23,558)	(9,245)	(7,831)
Acquisition costs	—	—	4,158
Federal tax credits	(4,506)	(282)	(962)
Release of capital loss valuation allowance	—	(3,071)	(6,194)
Other	(3,831)	2,890	(3,490)

Tax at effective rates	$256,771	$212,641	$101,699

        As of September 28, 2013, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended (the "Code"). Based

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration but that the capital loss carryforward will not. The Company has recorded a $1.4 million valuation allowance against the entire deferred tax asset balance for the capital loss carryforward

        The total amount of unrecognized tax benefits as of September 28, 2013 and September 29, 2012 was $23.3 million and $24.0 million, respectively. The amount of unrecognized tax benefits at September 28, 2013 that would impact the effective tax rate if resolved in favor of the Company is $19.7 million. As a result of prior acquisitions, the Company is indemnified for up to $16.6 million of the total reserve balance, and the indemnification is capped at CDN $37.9 million. If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets would be reduced accordingly. As of September 28, 2013 and September 29, 2012, accrued interest and penalties of $2.0 million and $0.6 million, respectively, were included in the Consolidated Balance Sheets. The Company recognizes interest and penalties in income tax expense. The Company released $1.5 million of unrecognized tax benefits in the fourth quarter of fiscal 2013 due to the expiration of the statute of limitations. Income tax expense included $0.4 million, $0.2 million and $0.3 million of interest and penalties for fiscal 2013, 2012, and 2011, respectively.

        A reconciliation of increases and decreases in unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Gross tax contingencies—balance, beginning of year	$23,956	$24,419	$5,480
Increases from positions taken during prior periods	438	2,864	—
Decreases from positions taken during prior periods	—	(4,093)	(236)
Increases from positions taken during current periods	2,709	906	19,175
Decreases resulting from the lapse of the applicable statute of limitations	(3,820)	(140)	—

Gross tax contingencies—balance, end of year	$23,283	$23,956	$24,419

        The Company expects to release $3.4 million of unrecognized tax benefits during fiscal 2014 due to the expiration of the statute of limitations.

        As of September 28, 2013, the Company had approximately $155.5 million of undistributed international earnings, most of which are Canadian-sourced. With the exception of the repayment of intercompany debt, all earnings of the Company's foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. If these amounts were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, which could be material. Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

        In the normal course of business, the Company is subject to tax examinations by taxing authorities both inside and outside the United States. The Company is currently being examined by the Internal Revenue Service for its fiscal year ended September 25, 2010. With some exceptions, the Company is no longer subject to examinations with respect to returns filed for fiscal years prior to 2006.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity

Stock Issuances

        On May 11, 2011, the Company issued 9,479,544 shares of its common stock, par value $0.10 per share, at $71.00 per share, which included 1,290,000 shares purchased by the underwriters pursuant to an overallotment option. The Company also completed a concurrent private placement of 608,342 shares of its common stock to Luigi Lavazza S.p.A. ("Lavazza") at $68.34 per share, pursuant to the Common Stock Purchase Agreement entered into between the Company and Lavazza on May 6, 2011 in accordance with the September 28, 2010 agreement discussed below. The aggregate net proceeds to the Company from the public offering and concurrent private placement were approximately $688.9 million, net of underwriting discounts and commissions and offering expenses. The Company used the proceeds to repay a portion of the outstanding debt under its credit facility and for general corporate purposes.

        On September 28, 2010, the Company sold 8,566,649 shares of its common stock, par value $0.10 per share, to Lavazza for aggregate gross proceeds of $250.0 million. The sale was recorded to stockholders' equity net of transaction related expenses of approximately $0.5 million. The shares were sold pursuant to a Common Stock Purchase Agreement which contains a five-and-one-half-year standstill period, subject to certain exceptions, during which Lavazza is prohibited from increasing its ownership of Common Stock or making any proposals or announcements relating to extraordinary Company transactions. The standstill is subject to additional exceptions after a one-year period, including Lavazza's right to purchase additional shares up to 15% of the Company's outstanding shares.

Stock Repurchase Program

        On July 30, 2012, the Board of Directors authorized a program for the Company to repurchase up to $500.0 million of the Company's common shares over the next two years, at such times and prices as determined by the Company's management. Consistent with Delaware law, any repurchased shares are constructively retired and returned to an unissued status. Accordingly, the par value of repurchased shares is deducted from common stock and excess repurchase price over the par value is deducted from additional paid-in capital and from retained earnings if additional paid-in capital is depleted. As of September 28, 2013, $235.3 million remained available for shares to be repurchased under current authorization by our Board of Directors.

	Fiscal 2013	Fiscal 2012
Number of shares acquired	5,642,793	3,120,700
Average price per share of acquired shares	$33.37	$24.50
Total cost of acquired shares (in thousands)	$188,278	$76,470

        Subsequent to the fiscal year ended September 28, 2013, the Company repurchased an additional 1,348,883 of common shares, leaving $137.8 million available for shares to be repurchased under current authorization by the Company's Board of Directors.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

Accumulated Other Comprehensive Income (Loss)

        The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 25, 2010	$(1,630)	$—	$(1,630)
Other comprehensive loss during the period	(4,236)	(8,709)	(12,945)

Balance at September 24, 2011	(5,866)	(8,709)	(14,575)
Other comprehensive income during the period	74	24,701	24,775

Balance at September 29, 2012	(5,792)	15,992	10,200
Other comprehensive loss during the period	(1,358)	(28,027)	(29,385)

Balance at September 28, 2013	$(7,150)	$(12,035)	$(19,185)

        The unfavorable translation adjustment change during fiscal year 2013 and 2011 was primarily due to the weakening of the Canadian dollar against the U.S. dollar. The favorable translation adjustment change during fiscal year 2012 was primarily due to the strengthening of the Canadian against the U.S. dollar. See also Note 11, Derivative Financial Instruments.

15. Employee Compensation Plans

Equity-Based Incentive Plans

        On March 16, 2006, stockholders of the Company approved the Company's 2006 Incentive Plan (the "2006 Plan"). The 2006 Plan was amended on March 13, 2008 and on March 11, 2010 to increase the total shares of common stock authorized for issuance to 13,200,000. As of September 28, 2013, 4,537,397 shares of common stock were available for grant for future equity-based compensation awards under the plan.

        On September 25, 2001, the Company registered on Form S-8 the 2000 Stock Option Plan (the "2000 Plan"). The plan expired in October 2010. Grants under the 2000 Plan generally expire ten years after the grant date, or earlier if employment terminates. As of September 28, 2013, there were no options for shares of common stock available for grant under this plan.

        In connection with the acquisition of Keurig, the Company assumed the existing outstanding unvested option awards of the Keurig, Incorporated Fifth Amended and Restated 1995 Stock Option Plan (the "1995 Plan") and the Keurig, Incorporated 2005 Stock Option Plan (the "2005 Plan"). No shares under either the 1995 Plan or the 2005 Plan were eligible for post-acquisition awards. As of September 28, 2013 and September 29, 2012, 0 and 2,776 options, respectively, out of the 1,386,933 options for shares of common stock granted were outstanding under the 1995 Plan. As of September 28, 2013 and September 29, 2012, 28,749 options and 37,313 options, respectively, out of the 1,490,577 options granted for shares of common stock were outstanding under the 2005 Plan. All awards assumed in the acquisition were initially granted with a four-year vesting schedule.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Employee Compensation Plans (Continued)

        On May 3, 2007, Mr. Lawrence Blanford commenced his employment as the President and Chief Executive Officer of the Company. Pursuant to the terms of the employment, the Company made an inducement grant on May 4, 2007, to Mr. Blanford of a non-qualified option to purchase 945,000 shares of the Company's common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option vested in 20% installments on each of the first five anniversaries of the date of the grant.

        On November 3, 2008, Ms. Michelle Stacy commenced her employment as the President of Keurig, Incorporated. Pursuant to the terms of the employment, the Company made an inducement grant on November 3, 2008, to Ms. Stacy of a non-qualified option to purchase 157,500 shares of the Company's common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option vested in 25% installments on each of the first four anniversaries of the date of the grant.

        On February 9, 2009, Mr. Howard Malovany commenced his employment as the Vice President, Corporate General Counsel and Secretary of the Company. Pursuant to the terms of the employment, the Company made an inducement grant on February 9, 2009, to Mr. Malovany of a non-qualified option to purchase 157,500 shares of the Company's common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option vested in 25% installments on each of the first four anniversaries of the date of the grant.

        On December 17, 2010, Mr. Gérard Geoffrion commenced his employment as the President of the Canada segment. Pursuant to the terms of the employment, the Company made an inducement grant on December 17, 2010, to Mr. Geoffrion of a non-qualified option to purchase 35,000 shares of the Company's common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Mr. Geoffrion remains employed with the Company on each vesting date.

        On December 22, 2010, the Company made an inducement grant to Mr. Sylvain Toutant, Chief Operating Officer of the Canada segment, of a non-qualified option to purchase 20,000 shares of the Company's common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Mr. Toutant remains employed with the Company on each vesting date.

        On February 17, 2011, Ms. Linda Longo-Kazanova commenced her employment as the Vice President, Chief Human Resources Officer. Pursuant to the terms of the employment, the Company made an inducement grant on February 17, 2011, to Ms. Longo-Kazanova of a non-qualified option to purchase 30,000 shares of the Company's common stock, with an exercise price equal to fair market value on the date of the grant. The shares subject to the option vest in 25% installments on each of the first four anniversaries of the date of the grant, provided that Ms. Longo-Kazanova remains employed with the Company on each vesting date.

        Under the 2000 Plan, the option price for each incentive stock option was not less than the fair market value per share of common stock on the date of grant, with certain provisions which increased the option price of an incentive stock option to 110% of the fair market value of the common stock if the grantee owned in excess of 10% of the Company's common stock at the date of grant. The 2006 Plan requires the exercise price for all awards requiring exercise to be no less than 100% of fair market

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Employee Compensation Plans (Continued)

value per share of common stock on the date of grant, with certain provisions which increase the option price of an incentive stock option to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. Options under the 2000 Plan and the 2006 Plan become exercisable over periods determined by the Board of Directors, generally in the range of three to five years.

        Option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding at September 29, 2012	7,470,975	$12.56
Granted	474,236	$45.48
Exercised	(2,849,308)	$6.95
Forfeited/expired	(73,563)	$49.53

Outstanding at September 28, 2013	5,022,340	$18.30
Exercisable at September 28, 2013	3,958,017	$10.70

        The following table summarizes information about stock options that have vested and are expected to vest at September 28, 2013:

Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 28, 2013 (in thousands)
5,011,076	4.81	$18.24	$284,095

        The following table summarizes information about stock options exercisable at September 28, 2013:

Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 28, 2013 (in thousands)
3,958,017	3.90	$10.70	$254,162

        Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company's historical employee turnover experience and future expectations.

        The Company uses a blend of recent and historical volatility to estimate expected volatility at the measurement date. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company's historical experience.

        The intrinsic values of options exercised during fiscal years 2013, 2012 and 2011 were approximately $165.5 million, $46.6 million and $221.8 million, respectively. The Company's policy is to issue new shares upon exercise of stock options.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Employee Compensation Plans (Continued)

        The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during fiscal years 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Average expected life	6 years	6 years	6 years
Average volatility	81%	69%	52%
Dividend yield	—	—	—
Risk-free interest rate	1.02%	1.31%	2.37%
Weighted average fair value	$31.23	$30.10	$29.34

Restricted Stock Units and Other Awards

        The Company awards restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance stock units ("PSUs") to eligible employees ("Grantee") which entitle the Grantee to receive shares of the Company's common stock. RSUs and PSUs are awards denominated in units that are settled in shares of the Company's common stock upon vesting. RSAs are awards of common stock that are restricted until the shares vest. In general, RSUs and RSAs vest based on a Grantee's continuing employment. The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company's common stock on the grant date. Compensation expense for RSUs and RSAs is recognized ratably over a Grantee's service period. Compensation expense for PSUs is also recognized over a Grantee's service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved. The assessment of probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change. In addition, the Company awards deferred cash awards ("DCAs"), to Grantees which entitle a Grantee to receive cash paid over time upon vesting. The vesting of DCAs is conditioned on a Grantee's continuing employment. All awards are reserved for issuance under the Company's 2006 Incentive Plan and vest over periods determined by the Board of Directors, generally in the range of three to four years for RSUs, RSAs and DCAs, and three years for PSUs.

        The following table summarizes the number and weighted average grant-date fair value of nonvested RSUs (amounts in thousands except grant date fair value and weighted average remaining contractual life):

	Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in Years)	Intrinsic Value (in Thousands)
Nonvested, September 29, 2012	81,834	$39.62	3.52	$1,943
Granted	175,789	$45.19
Vested	(34,761)	$47.22
Forfeited	(1,360)	$54.12

Nonvested, September 28, 2013	221,502	$42.74	1.71	$16,586

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Employee Compensation Plans (Continued)

        As of September 28, 2013, total RSUs expected to vest totaled 218,459 shares with an intrinsic value of $16.4 million. The weighted average grant-date fair value of RSUs granted was $45.19 and $39.73 for fiscal 2013 and fiscal 2012, respectively. There were no RSUs granted prior to fiscal 2012.

        The total intrinsic value of RSUs converted to shares of common stock during fiscal 2013 was $2.2 million. There were no RSUs converted to common stock prior to fiscal 2013.

        The following table summarizes the number and weighted average grant-date fair value of nonvested PSUs based on the target award amounts in the PSU agreements as of September 28, 2013:

	Share Units	Weighted Average Grant-Date Fair Value
Outstanding on September 29, 2012	—	—
Granted	122,719	$41.28
Forfeited	(2,051)	$51.56

Outstanding on September 28, 2013(1)	120,668	$41.10

(1)
The outstanding PSUs as of September 28, 2013, at the threshold award and maximum award levels were 96,534 and 144,802, respectively.

        The weighted average grant-date fair value of PSUs granted was $41.28 in fiscal 2013. The Company did not issue grants for PSUs prior to fiscal 2013. There were no PSUs converted to shares of common stock during fiscal 2013.

        In addition, in fiscal 2012, the Company issued a grant for 55,432 RSAs with an intrinsic value of $1.3 million as of September 29, 2012, which vested in fiscal 2013. The total intrinsic value of RSAs vested during fiscal 2013 was $2.7 million.

Employee Stock Purchase Plan

        On October 5, 1998, the Company registered on Form S-8 the 1998 Employee Stock Purchase Plan. On March 13, 2008, the plan was amended and renamed the Amended and Restated Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85 percent of the beginning or ending withholding period fair market value as defined in the plan. There are two six-month withholding periods in each fiscal year. At September 28, 2013, and September 29, 2012, options for 1,216,051 and 1,559,728 shares of common stock were available for purchase under the plan, respectively.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Employee Compensation Plans (Continued)

        The grant-date fair value of employees' purchase rights granted during fiscal years 2013, 2012 and 2011 under the Company's ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Average expected life	6 months	6 months	6 months
Average volatility	86%	70%	57%
Dividend yield	—	—	—
Risk-free interest rate	0.13%	0.09%	0.19%
Weighted average fair value	$14.38	$11.61	$15.97

Stock-Based Compensation Expense

        Stock-based compensation expense recognized in the Consolidated Statements of Operations in fiscal years 2013, 2012, and 2011 (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Options	$14,151	$12,595	$8,206
RSUs/PSUs/RSAs	7,529	1,861	—
ESPP	4,401	3,412	2,155

Total stock-based compensation expense recognized in the Consolidated Statements of Operations	$26,081	$17,868	$10,361

Total related tax benefit	$9,936	$6,004	$3,147

        As of September 28, 2013, total unrecognized compensation cost related to all nonvested stock-based compensation arrangements was approximately $30.5 million net of estimated forfeitures. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 1.28 years at September 28, 2013.

16. Employee Retirement Plans

Defined Contribution Plans

        The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All regular full-time U.S. employees of the Company who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan were $5.2 million, $4.4 million, and $2.7 million, for fiscal years 2013, 2012, and 2011, respectively.

        In conjunction with the Van Houtte acquisition, the Company also has several Canadian Group Registered Retirement Savings Plans ("GRRSP") and a Deferred Profit Sharing Plan ("DPSP"). Under these plans, employees can contribute a certain percentage of their salary and the Company can also make annual contributions to the plans. Company contributions to the Canadian plans were $1.4 million, $1.0 million and $0.8 million for fiscal years 2013, 2012, and 2011, respectively.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Employee Retirement Plans (Continued)

Defined Benefit Plans

        The Company has a supplementary defined benefit retirement plan and a supplementary employee retirement plan (collectively the "Plans") for certain management employees in the Canada segment. The cost of the Plans is calculated according to actuarial methods that encompass management's best estimate regarding the future evolution of salary levels, the age of retirement of salaried employees and other actuarial factors. These Plans are not funded and there are no plan assets. Future benefits will be paid from the funds of the Company.

        The projected benefit obligation was $1.4 million and $1.1 million as of September 28, 2013 and September 29, 2012, which is classified in other long-term liabilities. Net periodic pension expense (income) was $0.3 million, $(0.1) million and $0.5 million for fiscal years 2013, 2012, and 2011, respectively.

17. Deferred Compensation Plan

        The 2002 Deferred Compensation Plan, amended in December 2007, permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company. On March 8, 2013, the Company registered on Form S-8 the 2002 Deferred Compensation Plan. Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 28, 2013, and September 29, 2012, 353,434 shares and 357,759 shares of Common Stock were available for future issuance under this Plan, respectively. During fiscal 2013, no rights to shares of Common Stock were exercised under this plan. As of September 28, 2013 and September 29, 2012, rights to acquire 59,561 shares and 55,236 shares of Common Stock were outstanding under this Plan, respectively. As of September 28, 2013, rights to acquire 37,005 shares of Common Stock were committed under this plan. As of September 29, 2012, there were no rights to acquire shares of Common Stock committed under this plan.

18. Accrued Expenses

        Accrued expenses consisted of the following (in thousands) as of:

	September 28, 2013	September 29, 2012
Accrued compensation costs	$91,418	$38,458
Accrued customer incentives and promotions	53,689	28,374
Accrued freight, fulfillment and transportation costs	21,941	18,455
Accrued sustainability expenses	9,275	11,046
Accrued legal and professional services	8,278	5,010
Warranty reserve	7,804	20,218
Other	50,022	49,889

	$242,427	$171,450

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies

Lease Commitments

        The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancellable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense, under all operating leases approximated $23.1 million, $25.1 million, and $18.1 million in fiscal years 2013, 2012, and 2011, respectively. The Company has subleases relating to certain of its operating leases. Sublease income approximated $1.1 million, $0.3 million and $0.3 million for fiscal years 2013, 2012 and 2010, respectively.

        In addition, the Company leases a manufacturing facility which is accounted for as a capital lease. The initial term of the lease is 15 years with six additional renewal terms of five years each at the Company's option. The lease requires payment of a minimum annual rental and the Company is responsible for property taxes, insurance and operating expenses.

        In June 2012, the Company entered into an arrangement to lease approximately 425,000 square feet located in Burlington, Massachusetts to be constructed. The Burlington facilities will be used by the Domestic segment and will consolidate the three existing Massachusetts facilities that are currently in Reading, Wakefield and Woburn. As of September 28, 2013, approximately 150,000 square feet had been completed and is being used for research and development. The remaining 275,000 square feet is currently under construction and is anticipated to be completed during the summer of 2014.

        Due to the Company's involvement in the construction project, including its obligations to fund certain costs of construction exceeding amounts incurred by the lessor, the Company is deemed to be the owner of the project, which includes a pre-existing structure on the site, even though the Company is not the legal owner. Accordingly, total project costs incurred during construction are capitalized as construction-in-progress along with a corresponding financing obligation for the project costs that are incurred by the lessor. In addition, the Company capitalized the estimated fair value of the pre-existing structure of $4.1 million at the date construction commenced as construction-in-progress with a corresponding financing obligation. Upon completion of the project, the Company is expecting to have continuing involvement beyond a normal leaseback, and therefore will not be able to record a sale and derecognize the assets when construction is complete. As a result, the lease will be accounted for as a financing transaction and the recorded asset and related financing obligation will remain on the Balance Sheet.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

        As of September 28, 2013, future minimum lease payments under financing obligations, capital lease obligations and non-cancellable operating leases as well as minimum payments to be received under non-cancellable subleases are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases	Subleases	Financing Obligations
2014	$3,518	$16,602	$(1,021)	$2,029
2015	3,838	15,534	(1,012)	8,661
2016	3,837	11,797	(848)	9,580
2017	3,837	8,631	(690)	9,580
2018	3,837	5,280	(634)	9,665
Thereafter	31,980	20,140	(2,156)	113,722

Total	$50,847	$77,984	$(6,361)	$153,237

Less: amount representing interest	(17,075)

Present value of future minimum lease payments	$33,772

        The above table for financing obligations represents the portion of the future minimum lease payments which have been allocated to the facility under construction in Burlington, Massachusetts and will be recognized as reductions to the financing obligation and as interest expense upon completion of construction.

Legal Proceedings

        On October 1, 2010, Keurig, Incorporated, a wholly-owned subsidiary of the Company ("Keurig"), filed suit against Sturm Foods, Inc. ("Sturm") in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm's sale of "Grove Square" beverage cartridges that claim to be compatible with Keurig brewers. On September 13, 2012, the District Court rendered a summary judgment decision in favor of Sturm on the patent claims in the suit. On October 17, 2013, the United States Federal Circuit Court of Appeals upheld the District Court's summary judgment decision. Separately, on February 19, 2013, Keurig and Sturm entered into a settlement agreement with respect to the trademark infringement, false advertising, and other claims at issue in the suit, all of which have now been dismissed. The settlement agreement did not materially impact the Company's consolidated financial results of operations.

        On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company ("Rogers") in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-MBB) for patent infringement related to Rogers' sale of "San Francisco Bay" beverage cartridges for use with Keurig brewers. The suit alleges that the "San Francisco Bay" cartridges infringe certain Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138). Keurig sought an injunction prohibiting Rogers from selling these cartridges, as well as money damages. In late 2012, Rogers moved for summary judgment of no infringement as to all three asserted patents. On May 24, 2013, the District of Massachusetts granted Rogers' summary judgment motions. Keurig has since appealed the Court's ruling to the Federal Circuit, and that appeal is currently pending.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

        On May 9, 2011, an organization named Council for Education and Research on Toxics ("CERT"), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182.) against several companies, including the Company, that roast, package, or sell coffee in California. The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65. The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in "ready to drink" coffee sold in restaurants, convenience stores, and do-nut shops. (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759). The Company was not named in the Starbucks complaint. The Company has joined a joint defense group ("JDG") organized to address CERT's allegations, and the Company intends to vigorously defend against these allegations. The Court has ordered the case phased for discovery and trial. The first phase of the case, which has been set for trial on September 8, 2014, is limited to three affirmative defenses shared by all defendants in both cases, with other affirmative defenses, plaintiff's prima facie case, and remedies deferred for subsequent phases. Discovery on the first phase of the case is underway. Because this lawsuit is only in a preliminary stage, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

        On January 24, 2012, Teashot, LLC ("Teashot") filed suit against the Company, Keurig and Starbucks Corp. ("Starbucks") in the United States District Court for the District of Colorado (Civil Action No. 12-c v-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup packs containing tea. The suit alleges that the Company, Keurig and Starbucks infringe a Teashot patent (U.S. Patent No. 5,895,672). Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages. Pursuant to the Company's Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit. On March 13, 2012, the Company and Keurig, for themselves and Starbucks, filed an answer with the court, generally denying all of Teashot's allegations. The Company and Keurig, for themselves and Starbucks, are vigorously defending this lawsuit. On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement. On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues. No hearing on the summary judgment motions has been scheduled. At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

Securities and Exchange Commission ("SEC") Inquiry

        As first disclosed on September 28, 2010, the staff of the SEC's Division of Enforcement continues to conduct an inquiry into matters at the Company. The Company is cooperating fully with the SEC staff's inquiry.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

Stockholder Litigation

        Two putative securities fraud class actions are presently pending against the Company and certain of its officers and directors, along with two putative stockholder derivative actions. The first pending putative securities fraud class action was filed on November 29, 2011, and the third putative securities fraud class action was filed on May 7, 2012. A consolidated putative stockholder derivative action pending in the United States District Court for the District of Vermont consists of five separate putative stockholder derivative complaints, the first two were filed after the Company's disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively. In addition, a putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County that was commenced following the Company's disclosure of the SEC inquiry on September 28, 2010.

        The first pending putative securities fraud class action, captioned Louisiana Municipal Police Employees' Retirement System ("LAMPERS") v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs' amended complaint alleges violations of the federal securities laws in connection with the Company's disclosures relating to its revenues and its inventory accounting practices. The amended complaint seeks class certification, compensatory damages, attorneys' fees, costs, and such other relief as the court should deem just and proper. Plaintiffs seek to represent all purchasers of the Company's securities between February 2, 2011 and November 9, 2011. The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") against the Company, certain of its officers and directors, and the Company's underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class. Competing applications were filed and the Court appointed Louisiana Municipal Police Employees' Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees' Retirements System, Employees' Retirements System of the Government of the Virgin Islands, and Public Employees' Retirement System of Mississippi as lead plaintiffs' counsel on April 27, 2012. Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012. Plaintiffs' amended complaint does not allege any claims under the Securities Act against the Company, its officers and directors, or the Company's underwriters in connection with the May 2011 secondary common stock offering. Defendants moved to dismiss the amended complaint on March 1, 2013 and the briefing of their motions was completed on June 26, 2013. An oral argument on the defendants' motions to dismiss was set for August 27, 2013 and has been rescheduled to December 12, 2013. The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

        The second pending consolidated putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is also pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs' amended complaint alleges violations of the federal securities laws in connection with the Company's disclosures

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

relating to its forward guidance. The amended complaint includes counts for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for alleged violation of Section 20(a) of the Exchange Act against the officer defendants. The amended complaint seeks class certification, compensatory damages, equitable and/or injunctive relief, attorneys' fees, costs, and such other relief as the court should deem just and proper. Plaintiffs seek to represent all purchasers of the Company's securities between February 2, 2012 and May 2, 2012. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class. On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel. On August 14, 2012, the court granted the parties' stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants' motions to dismiss. Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff. Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013. On September 26, 2013, the court issued an order granting defendants' motions and dismissing the amended complaint without prejudice and allowing plaintiffs a 30-day period within which to amend their complaint. On October 18, 2013, plaintiffs filed a notice of intent to appeal the court's September 26, 2013 order to the United States Court of Appeals for the Second Circuit. On November 1, 2013, following the expiration of the 30-day period to amend the complaint, defendants filed a motion for final judgment in District Court. Pursuant to an order issued by the Second Circuit, plaintiff-appellants' brief in the appeal of the District Court's decision is due no later than December 10, 2013 and defendant-appellees' brief is due no later than January 14, 2014.

        The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in now-dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint and the other pending putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs' counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants' motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action. On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice. On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv- 00042. On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned as Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint. The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors. The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution,

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

disgorgement, attorney's fees, costs, and such other relief as the court should deem just and proper. On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action. On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013.

        The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County. On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants' motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action. As a result of the federal court's ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted. On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers. The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions. The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants. The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys' fees, costs, and such other relief as the court should deem just and proper. On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013.

        The Company and the other defendants intend to vigorously defend all the pending lawsuits. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

20. Related Party Transactions

        The Company, from time to time, used travel services provided by Heritage Flight, a charter air services company acquired in September 2002 by Robert P. Stiller, who previously served on the Company's Board of Directors and who is a security holder of more than 5% of the Company's Common Stock. For fiscal years 2013, 2012, and 2011, the Company incurred expenses of $0.2 million, $0.7 million, and $0.7 million, respectively, for Heritage Flight travel services.

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Earnings Per Share

        The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$483,232	$362,628	$199,501

Denominator:
Basic weighted average shares outstanding	149,638,636	154,933,948	146,214,860
Effect of dilutive securities—stock options	3,162,857	4,141,698	5,927,574

Diluted weighted average shares outstanding	152,801,493	159,075,646	152,142,434

Basic net income per common share	$3.23	$2.34	$1.36
Diluted net income per common share	$3.16	$2.28	$1.31

        For the fiscal years 2013, 2012, and 2011, 822,000, 763,000, and 199,000 equity-based awards for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

22. Unaudited Quarterly Financial Data

        The following table presents the quarterly information for fiscal 2013 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2013	December 29, 2012	March 30, 2013	June 29, 2013	September 28, 2013
Net sales	$1,339,059	$1,004,792	$967,072	$1,047,177
Gross profit	$419,163	$415,146	$407,618	$377,459
Net income attributable to GMCR	$107,583	$132,421	$116,272	$126,956
Earnings per share:
Basic	$0.72	$0.89	$0.78	$0.84
Diluted	$0.70	$0.87	$0.76	$0.83

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

Green Mountain Coffee Roasters, Inc.

Notes to Consolidated Financial Statements (Continued)

22. Unaudited Quarterly Financial Data (Continued)

        The following table presents the quarterly information for fiscal 2011 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2011	December 25, 2010	March 26, 2011	June 25, 2011	September 24, 2011
Net sales	$574,148	$647,658	$717,210	$711,883
Gross profit	$143,600	$242,855	$264,080	$254,090
Net income attributable to GMCR	$2,412	$65,372	$56,348	$75,369
Earnings per share:
Basic	$0.02	$0.46	$0.38	$0.49
Diluted	$0.02	$0.44	$0.37	$0.47

23. Subsequent Event

        On November 19, 2013, the Board of Directors declared the Company's first cash dividend of $0.25 per common share, payable on February 14, 2014 to shareholders of record at the close of business on January 17, 2014; and announced an indicated annual dividend of $1.00 per share (payable in $0.25 per quarter).

Schedule II—Valuation and Qualifying Accounts
For the Fiscal Years Ended
September 28, 2013, September 29, 2012, and September 24, 2011
(Dollars in thousands)

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2013	$2,750	$—	$689	$553	$2,886
Fiscal 2012	$3,404	$(299)	$3,197	$3,552	$2,750
Fiscal 2011	$1,314	$1,115	$2,584	$1,609	$3,404

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Sales returns reserve:
Fiscal 2013	$31,767	$—	$79,747	$80,760	$30,754
Fiscal 2012	$18,302	$—	$107,436	$93,971	$31,767
Fiscal 2011	$12,742	$—	$64,457	$58,897	$18,302

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Warranty reserve(1):
Fiscal 2013	$20,218	$—	$6,948	$19,362	$7,804
Fiscal 2012	$14,728	$—	$37,390	$31,900	$20,218
Fiscal 2011	$6,694	$—	$35,450	$27,416	$14,728

(1)
Includes warranty recoveries from suppliers of $0.8 million and $8.3 for fiscal 2013 and 2012, respectively. There were no recoveries during fiscal 2011.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        During the fourth quarter of fiscal 2013, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon that evaluation, management concluded we maintained effective internal controls over financial reporting as of September 28, 2013 based on the criteria established in Internal Control—Integrated Framework (1992) issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of September 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Except for the information regarding the Company's executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 6, 2014, which will be filed not later than 120 days after the close of our fiscal year ended September 28, 2013 (the "Definitive Proxy Statement").

        For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

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
10.3	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.38 in the Quarterly Report on Form 10-Q for the 16 weeks ended January 16, 1999).*
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
10.7	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit No.	Exhibit Title
10.8	Loan Agreement by and between the Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).
10.9	2002 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.9 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*
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
(a) Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13(a) in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011).*

(b) Form of Director Stock Option Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

(c) Form of Executive Stock Option Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

(d) Form of Director Restricted Stock Unit Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

(e) Form of Executive Restricted Stock Unit Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

(f) Form of Performance Stock Unit Award Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*
10.14	Keurig, Incorporated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on June 22, 2006).*

Exhibit No.	Exhibit Title
10.15	Lease Agreement dated August 16, 2007 between Keurig, Incorporated and Brookview Investments, LLC. (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 28, 2007).
10.16	2008 Change-In-Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).
10.17
Green Mountain Coffee Roasters, Inc. Senior Executive Officer Short Term Incentive Compensation Plan (incorporated by reference to Appendix D of the Definitive Proxy Statement for the March 13, 2008 Annual Meeting of Stockholders).*
10.18
Agreement of Sale dated June 2, 2008 by and between MS Plant, LLC and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).
10.19
Settlement and License Agreement dated October 23, 2008 by and between Keurig, Incorporated and Kraft Foods Inc., Kraft Foods Global Inc., and Tassimo Corporation (incorporated by reference to Exhibit 10.27 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).
10.20
Letter from Green Mountain Coffee Roasters, Inc. to Scott McCreary re: Offer Letter dated as September 10, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 27, 2008).*
10.21
Letter from Green Mountain Coffee Roasters, Inc. to Howard Malovany re: Offer Letter dated as January 8, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*
10.22
Letter from Green Mountain Coffee Roasters, Inc. to Michelle Stacy re: Offer Letter dated as March 16, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*
10.23
Letter from Green Mountain Coffee Roasters, Inc. to Scott McCreary re: Letter Amendment dated as December 29, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*
10.24
Letter from Green Mountain Coffee Roasters, Inc. to Steve Sabol re: Letter Amendment dated as December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*
10.25
Share Purchase Agreement dated November 13, 2009 by and between Timothy's Coffees of the World, Inc., World Coffee Group S.á.r.l., Green Mountain Coffee Roasters, Inc. and Timothy's Acquisition Corporation (incorporated by reference to Exhibit 2.1 on Form 8-K filed on November 13, 2009).
10.26
Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2010).
10.27
Registration Rights Agreement dated September 28, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.29 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

Exhibit No.	Exhibit Title
10.28	Form of Indemnification Agreement by and between the Directors of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.30 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).
10.29
Form of Indemnification Agreement by and between the Executive Officers of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.31 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).
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
10.32
Amendment dated May 18, 2011 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.34 in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011)
10.33	Letter from Green Mountain Coffee Roasters, Inc. to Stephen L. Gibbs re: Offer Letter dated as July 20, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 22, 2011).*
10.34
Employment Agreement dated February 1, 2012 between Green Mountain Coffee Roasters, Inc. and Lawrence J. Blanford (incorporated by reference to Exhibit 10.36 on Form 10-K for the fiscal year ended September 29, 2012).*
10.35
Second Amendment dated February 23, 2012 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).
10.36
Lease Agreement dated June 19, 2012 between Burlington Crossing Realty Trust and the Company (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 23, 2012).
10.37
Lease Agreement dated March 21, 2011 between 124 Technology Park Way, LLC and the Company (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 23, 2012).
10.38
Employment Agreement dated October 15, 2012 between Green Mountain Coffee Roasters, Inc. and Gerard Geoffrion (incorporated by reference to Exhibit 10.40 in the Annual Report on Form 10-K for the fiscal year ended September 29, 2012).*
10.39
Employment Agreement dated October 15, 2012 between Green Mountain Coffee Roasters, Canada and Sylvain Toutant (incorporated by reference to Exhibit 10.41 in the Annual Report on Form 10-K for the fiscal year ended September 29, 2012).*

Exhibit No.	Exhibit Title
10.40	Employment Agreement dated November 16, 2012 between Green Mountain Coffee Roasters, Inc. and Brian P. Kelley (incorporated by reference to Exhibit 10.1 in the Report on Form 8-K filed on November 20, 2012).*
10.41
Transition Agreement between Green Mountain Coffee Roasters, Inc. and Howard Malovany, dated December 13, 2012 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended December 29, 2012).*
10.42
Amendment No. 1 to Green Mountain Coffee Roasters, Inc. 2008 Change-in-Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*
10.43
Transition Agreement between Green Mountain Coffee Roasters, Inc., and Scott McCreary, dated May 23, 2013 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2013).*
10.44
Consultancy Agreement between Green Mountain Coffee Roasters, Inc., and Robert Stiller, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2013).*
10.45
Consultancy Agreement between Green Mountain Coffee Roasters, Inc., and Larry Blanford, dated June 19, 2013 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2013).*
10.46	Transition Agreement between Green Mountain Coffee Roasters, Inc. and Michelle Stacy, dated August 21, 2013.*
10.47	Offer Letter between Green Mountain Coffee Roasters, Inc. and Robert P. Ostryniec, dated August 4, 2013.*
21	Subsidiary List.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.
By:	/s/ FRANCES G. RATHKE FRANCES G. RATHKE Chief Financial Officer and Treasurer
Date: November 20, 2013

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN P. KELLEY BRIAN P. KELLEY	President, Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2013
/s/ FRANCES G. RATHKE FRANCES G. RATHKE	Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)	November 20, 2013
/s/ STEPHEN L. GIBBS STEPHEN L. GIBBS	Chief Accounting Officer (Principal Accounting Officer)	November 20, 2013
/s/ NORMAN H. WESLEY NORMAN H. WESLEY	Chairman of the Board of Directors	November 20, 2013
/s/ BARBARA CARLINI BARBARA CARLINI	Director	November 20, 2013
/s/ JULES A. DEL VECCHIO JULES A. DEL VECCHIO	Director	November 20, 2013
/s/ JOHN D. HAYES JOHN D. HAYES	Director	November 20, 2013

Signature	Title	Date

/s/ A.D. DAVID MACKAY A.D. DAVID MACKAY	Director	November 20, 2013
/s/ MICHAEL MARDY MICHAEL MARDY	Director	November 20, 2013
/s/ HINDA MILLER HINDA MILLER	Director	November 20, 2013
/s/ DAVID E. MORAN DAVID E. MORAN	Director	November 20, 2013
/s/ SUSAN SALTZBART KILSBY SUSAN SALTZBART KILSBY	Director	November 20, 2013
/s/ ROBERT A. STEELE ROBERT A. STEELE	Director	November 20, 2013