Form 10-K/A
period 2013-09-28
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2013-11-21
CIK 909954

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

EXPLANATORY NOTE

          This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K of Green Mountain Coffee Roasters, Inc. (together with its subsidiaries, the "Company," "we," "our," or "us") for the fiscal year ended September 28, 2013 as filed with the SEC on November 20, 2013 (the "2013 Annual Report"), is being filed solely to insert conformed signatures to each of Exhibits 23, 31-1, 31-2, 32-1 and 32-2, which conformed signatures were inadvertently omitted from the initial filing.

          This Amendment No. 1 does not amend, modify or update any other portion of the 2013 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after the time the 2013 Annual Report was filed on November 20, 2013.

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

*
Management contract or compensatory plan

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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