Form 10-Q
period 2013-12-28
GREEN MOUNTAIN COFFEE ROASTERS INC
filed 2014-02-05
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 28, 2013

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

As of January 29, 2014, 148,890,944 shares of common stock of the registrant were outstanding.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Form 10-Q

For the Thirteen Weeks Ended December 28, 2013

Part I.  Financial Information

Item 1.  Financial Statements

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 28, 2013	September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$348,665	$260,092
Restricted cash and cash equivalents	1,097	560
Receivables, less uncollectible accounts and return allowances of $54,240 and $33,640 at December 28, 2013 and September 28, 2013, respectively	525,148	467,976
Inventories	467,344	676,089
Income taxes receivable	14,986	11,747
Other current assets	55,017	46,891
Deferred income taxes, net	58,343	58,137
Total current assets	1,470,600	1,521,492

Fixed assets, net	996,246	985,563
Intangibles, net	410,877	435,216
Goodwill	772,347	788,184
Deferred income taxes, net	148	149
Other long-term assets	29,890	30,944

Total assets	$3,680,108	$3,761,548

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,552	$12,929
Current portion of capital lease and financing obligations	1,802	1,760
Accounts payable	241,806	312,170
Dividends payable	37,188	—
Accrued expenses	229,529	242,427
Deferred income taxes, net	262	233
Other current liabilities	20,403	27,544
Total current liabilities	545,542	597,063

Long-term debt, less current portion	155,764	160,221
Capital lease and financing obligations, less current portion	87,705	76,061
Deferred income taxes, net	248,845	252,867
Other long-term liabilities	29,333	28,721

Commitments and contingencies

Redeemable noncontrolling interests	9,686	11,045

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 148,750,531 and 150,265,809 shares at December 28, 2013 and September 28, 2013, respectively	14,875	15,026
Additional paid-in capital	1,278,288	1,387,322
Retained earnings	1,354,323	1,252,407
Accumulated other comprehensive loss	(44,253)	(19,185)
Total stockholders’ equity	2,603,233	2,635,570

Total liabilities and stockholders’ equity	$3,680,108	$3,761,548

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Net sales	$1,386,670	$1,339,059
Cost of sales	922,623	919,896
Gross profit	464,047	419,163

Selling and operating expenses	168,215	171,845
General and administrative expenses	69,206	64,877
Operating income	226,626	182,441

Other income, net	429	188
Gain on financial instruments, net	4,561	1,104
Loss on foreign currency, net	(10,550)	(2,679)
Interest expense	(2,620)	(5,730)
Income before income taxes	218,446	175,324

Income tax expense	(79,971)	(67,379)
Net income	$138,475	$107,945

Net income attributable to noncontrolling interests	248	362

Net income attributable to GMCR	$138,227	$107,583

Net income attributable to GMCR per common share:
Basic	$0.93	$0.72
Diluted	$0.91	$0.70

Cash dividends declared per common share	$0.25	$—

Weighted-average common shares outstanding:
Basic	149,162,600	149,317,597
Diluted	151,581,897	152,708,807

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	December 28, 2013			December 29, 2012
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$138,475			$107,945
Other comprehensive income (loss):
Cash flow hedges:
Unrealized (losses) gains arising during the period	$(631)	$280	$(351)	$134	$(54)	$80
Losses reclassified to net income	275	(102)	173	349	(141)	208
Foreign currency translation adjustments	(25,496)	—	(25,496)	(8,317)	—	(8,317)
Other comprehensive (loss) income	$(25,852)	$178	$(25,674)	$(7,834)	$(195)	$(8,029)
Total comprehensive income			112,801			99,916
Total comprehensive (loss) income attributable to noncontrolling interests			(358)			165
Total comprehensive income attributable to GMCR			$113,159			$99,751

 The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended December 28, 2013

(Dollars in thousands)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Stockholders’
	Shares	Amount	capital	earnings	loss	equity
Balance at September 28, 2013	150,265,809	$15,026	$1,387,322	$1,252,407	$(19,185)	$2,635,570
Options exercised	201,923	20	1,663	—	—	1,683
Restricted stock awards and units	8,282	1	(1)	—	—	—
Repurchase of common stock	(1,725,483)	(172)	(122,292)	—	—	(122,464)
Stock compensation expense	—	—	7,082	—	—	7,082
Tax benefit from equity-based compensation plans	—	—	4,509	—	—	4,509
Deferred compensation expense	—	—	5	—	—	5
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	877	—	877
Other comprehensive loss, net of tax	—	—	—	—	(25,068)	(25,068)
Net income	—	—	—	138,227	—	138,227
Cash dividends declared	—	—	—	(37,188)	—	(37,188)
Balance at December 28, 2013	148,750,531	$14,875	$1,278,288	$1,354,323	$(44,253)	$2,603,233

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen	Thirteen
	weeks ended	weeks ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$138,475	$107,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	47,996	43,810
Amortization of intangibles	11,152	11,535
Amortization of deferred financing fees	1,413	1,513
Unrealized loss on foreign currency, net	11,932	2,640
(Gain) loss on disposal of fixed assets	(983)	16
Provision for doubtful accounts	862	668
Provision for sales returns	38,237	44,809
Gain on derivatives, net	(6,830)	(755)
Excess tax benefits from equity-based compensation plans	(4,509)	(2,975)
Deferred income taxes	(33)	2,934
Deferred compensation and stock compensation	7,087	6,165
Other	(225)	363
Changes in assets and liabilities:
Receivables	(99,310)	(115,282)
Inventories	205,602	179,767
Income tax receivable/payable, net	1,185	11,475
Other current assets	(3,443)	(9,635)
Other long-term assets, net	(86)	1,205
Accounts payable and accrued expenses	(71,430)	53,389
Other current liabilities	(5,094)	3,514
Other long-term liabilities	678	(5,959)
Net cash provided by operating activities	272,676	337,142

Cash flows from investing activities:
Change in restricted cash	(537)	3,561
Capital expenditures for fixed assets	(60,822)	(83,458)
Other investing activities	770	100
Net cash used in investing activities	(60,589)	(79,797)

Cash flows from financing activities:
Net change in revolving line of credit	—	(120,000)
Proceeds from issuance of common stock under compensation plans	1,683	1,127
Repurchase of common stock	(122,464)	(98,530)
Excess tax benefits from equity-based compensation plans	4,509	2,975
Payments on capital lease and financing obligations	(462)	(755)
Repayment of long-term debt	(3,154)	(1,584)
Other financing activities	26	(244)
Net cash used in financing activities	(119,862)	(217,011)

Effect of exchange rate changes on cash and cash equivalents	(3,652)	(98)

Net increase in cash and cash equivalents	88,573	40,236
Cash and cash equivalents at beginning of period	260,092	58,289
Cash and cash equivalents at end of period	$348,665	$98,525

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$21,112	$36,770
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$12,148	$6,607
Settlement of acquisition related liabilities through release of restricted cash	$—	$9,227

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

The September 28, 2013 balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K, as amended, for Green Mountain Coffee Roasters, Inc. for the fiscal year ended September 28, 2013.  Throughout this presentation, we refer to the consolidated company as the “Company” and, unless otherwise noted, the information provided is on a consolidated basis.

In the opinion of management, all adjustments considered necessary for a fair statement of the interim financial data have been included.  Interim results may not be indicative of results for a full year.  Historically, in addition to variations resulting from the holiday season, sales may vary from quarter-to-quarter due to a variety of other factors including, but not limited to, the cost of green coffee, competitor initiatives, marketing programs and weather.

2.              Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 was issued to eliminate diversity in practice regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU will become effective for the Company beginning in fiscal 2015.  The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”).  ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity.  The amendments in this ASU will become effective for the Company beginning in fiscal 2015.  The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations.  The amendments in this ASU will become effective for the Company beginning in fiscal 2015.  Retrospective application is required.  The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

3.     Segment Reporting

The Company has historically managed its operations through three business segments: the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit.  Effective as of and as initially disclosed on May 8, 2013, the Company’s Board of Directors authorized and approved a reorganization which consolidated U.S. operations to bring greater organizational efficiency and coordination across the Company.  Due to this combination, the results of U.S. operations, formerly reported in the SCBU and KBU segments, are reported in one segment (“Domestic”), and the results of Canadian operations are reported in the “Canada” segment.  We have recast all historical segment results in order to provide data that is on a basis consistent with our new structure.

The Company’s Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”) and there are two operating and reportable segments, Domestic and Canada.

The Domestic segment sells single cup brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup® and Vue® packs (“packs”) and coffee in more traditional packaging including bags and fractional packs to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through Company websites.  The Domestic segment primarily distributes its products in the at-home (“AH”) and away-from-home (“AFH”) channels, as well as to consumers through Company websites.  Substantially all of the Domestic segment’s distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel.  The Domestic segment also earns royalty income from K-Cup® packs sold by a third-party licensed roaster.

The Canada segment sells single cup brewers, accessories, and sources, produces and sells coffee and teas and other beverages in packs and coffee in more traditional packaging including bags, cans and fractional packs under a variety of brands to retailers including supermarkets, department stores, mass merchandisers, club stores, through office coffee services to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website.

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

The following tables summarize selected financial data for segment disclosures for the thirteen weeks ended December 28, 2013 and December 29, 2012:

	Thirteen weeks ended December 28, 2013
	(Dollars in thousands)
	Domestic	Canada	Corporate-Unallocated	Consolidated
Net sales	$1,191,866	$194,804	$—	$1,386,670

Operating income (loss)	$232,800	$31,973	$(38,147)	$226,626

Depreciation and amortization	$40,126	$16,688	$2,334	$59,148

Stock compensation	$3,706	$1,030	$2,346	$7,082

	Thirteen weeks ended December 29, 2012
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$1,131,935	$207,124	$—	$1,339,059

Operating income (loss)	$191,017	$25,958	$(34,534)	$182,441

Depreciation and amortization	$38,992	$16,158	$195	$55,345

Stock compensation	$2,519	$425	$3,166	$6,110

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Operating income	$226,626	$182,441
Other income, net	429	188
Gain on financial instruments, net	4,561	1,104
Loss on foreign currency, net	(10,550)	(2,679)
Interest expense	(2,620)	(5,730)
Income before income taxes	$218,446	$175,324

4.              Inventories

Inventories consisted of the following (in thousands) as of:

	December 28, 2013	September 28, 2013
Raw materials and supplies	$148,689	$182,882

Finished goods	318,655	493,207
	$467,344	$676,089

At December 28, 2013, the Company had approximately $268.6 million in green coffee purchase commitments, of which approximately 90% had a fixed price.  These commitments primarily extend through fiscal 2015.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.21 per pound at December 28, 2013.  In addition to its green coffee commitments, the Company had approximately $117.2 million in fixed price brewer and related accessory purchase commitments and $499.2 million in production raw material commitments at December 28, 2013.  The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of December 28, 2013, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
Remainder of 2014	$422,817
2015	125,012
2016	117,363
2017	108,485
2018	111,325
$885,002

5.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	December 28, 2013	September 28, 2013
Production equipment	1-15	$703,341	$680,457
Coffee service equipment	3-7	58,238	59,169
Computer equipment and software	1-7	159,130	146,246
Land	Indefinite	11,346	11,520
Building and building improvements	4-30	139,696	134,495
Furniture and fixtures	1-15	33,249	33,975
Vehicles	4-5	11,554	11,786
Leasehold improvements	1-20 or remaining life of lease, whichever is less	99,784	98,990
Assets acquired under capital leases	15	41,200	41,200
Construction-in-progress		215,724	202,940
Total fixed assets		$1,473,262	$1,420,778
Accumulated depreciation and amortization		(477,016)	(435,215)
		$996,246	$985,563

Assets acquired under capital leases, net of accumulated amortization, were $36.2 million and $36.9 million at December 28, 2013 and September 28, 2013, respectively.

Total depreciation and amortization expense relating to all fixed assets was $48.0 million and $43.8 million for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively.

As of December 28, 2013, construction-in-progress includes $33.2 million relating to properties under construction where the Company is deemed to be the accounting owner, even though the Company is not the legal owner.

6.              Goodwill and Intangible Assets

The following represented the change in the carrying amount of goodwill by segment for the thirteen weeks ended December 28, 2013 (in thousands):

	Domestic	Canada	Total
Balance at September 28, 2013	$369,353	$418,831	$788,184
Foreign currency effect	—	(15,837)	(15,837)
Balance at December 28, 2013	$369,353	$402,994	$772,347

Indefinite-lived intangible assets included in the Canada operating segment consisted of the following (in thousands) as of:

	December 28, 2013	September 28, 2013
Trade names	$94,044	$97,740

Intangible Assets Subject to Amortization

Definite-lived intangible assets consisted of the following (in thousands) as of:

		December 28, 2013		September 28, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$21,598	$(17,539)	$21,609	$(17,123)
Customer and roaster agreements	8-11	26,702	(20,411)	26,977	(19,750)
Customer relationships	2-16	402,822	(118,843)	414,967	(113,061)
Trade names	9-11	36,563	(14,064)	37,200	(13,353)
Non-compete agreements	2-5	374	(369)	374	(364)
Total		$488,059	$(171,226)	$501,127	$(163,651)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $11.2 million and $11.5 million for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2014, for each of the next five years and thereafter, is as follows (in thousands):

Remainder of 2014	$32,278
2015	41,686
2016	40,959
2017	39,564
2018	39,564
2019	39,464
Thereafter	83,318

7.              Product Warranties

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

The changes in the carrying amount of product warranties for the thirteen weeks ended December 28, 2013 and December 29, 2012 are as follows (in thousands):

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Balance, beginning of period	$7,804	$20,218
Provision related to current period	10,230	14,221
Change in estimate	(58)	(3,230)
Usage	(5,185)	(6,853)
Balance, end of period	$12,791	$24,356

For the thirteen weeks ended December 28, 2013 and December 29, 2012, the Company recorded recoveries of $0.5 million and $0.4 million, respectively.  The recoveries are under agreements with suppliers and are recorded as a reduction of warranty expense.  The recoveries are not reflected in the provision charged to income in the table above.

8.              Noncontrolling Interests

Noncontrolling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity.  Generally, mandatorily redeemable NCIs are classified as liabilities and non-mandatorily redeemable NCIs are classified as either temporary or permanent equity.  Redeemable NCIs that are not mandatorily redeemable are classified outside of stockholders’ equity in the Unaudited Consolidated Balance Sheets as temporary equity under the caption, Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period.  If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value.  Redeemable NCIs that are mandatorily redeemable are classified as a liability in the Unaudited Consolidated Balance Sheets under the caption, Other current liabilities, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date based on the formula in the Share Purchase and Sale Agreement dated June 22, 2012, with any change from the prior period recognized as interest expense.

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

The changes in the liability and temporary equity attributable to redeemable NCIs for the thirteen weeks ended December 28, 2013 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 28, 2013	$4,934	$11,045
Net income	111	137
Adjustment to redemption value	(226)	(877)
Cash distributions	(186)	(198)
Other comprehensive loss	(185)	(421)
Balance at December 28, 2013	$4,448	$9,686

9.              Derivative Financial Instruments

Cash Flow Hedges

The Company is exposed to certain risks relating to ongoing business operations.  The primary risks that are mitigated by financial instruments are interest rate risk, commodity price risk and foreign currency exchange rate risk.  The Company uses interest rate swaps to mitigate interest rate risk associated with the Company’s variable-rate borrowings, enters into coffee futures contracts to hedge future coffee purchase commitments of green coffee with the objective of minimizing cost risk due to market fluctuations, and uses foreign currency forward contracts to hedge the purchase and payment of green coffee purchase commitments denominated in non-functional currencies.

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

Fair Value Hedges

The Company occasionally enters into foreign currency forward contracts to hedge certain recognized liabilities in currencies other than the Company’s functional currency.  The Company designates these contracts as fair value hedges and measures the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the Unaudited Consolidated Statements of Operations.

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At December 28, 2013, the Company has approximately two years remaining on a CDN $120.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen weeks ended December 28, 2013 and December 29, 2012 was $0.4 million and $0.5 million, respectively.

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

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	December 28, 2013	September 28, 2013	Balance Sheet Classification
Derivatives designated as cash flow hedges:
Interest rate swaps	$(5,431)	$(6,004)	Other current liabilities
Coffee futures	(886)	—	Other current assets
Coffee futures	—	(3,809)	Other current liabilities
Foreign currency forward contracts	—	(141)	Other current liabilities
Foreign currency forward contracts	135	13	Other current assets
	$(6,182)	$(9,941)

Derivatives not designated as hedges:
Cross currency swap	$3,308	$—	Other current assets
Cross currency swap	—	(1,253)	Other current liabilities
Coffee futures	2,476	—	Other current assets
	$5,784	$(1,253)

Total	$(398)	$(11,194)

Offsetting

Generally, all of the Company’s derivative instruments are subject to a master netting arrangement under which either party may offset amounts if the payment amounts are for the same transaction and in the same currency.  By election, parties may agree to net other transactions.  In addition, the arrangements provide for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of the contract.  The Company’s policy is to net all derivative assets and liabilities in the accompanying Unaudited Consolidated Balance Sheets when allowable by GAAP.

Additionally, the company has elected to include all derivative assets and liabilities, including those not subject to a master netting arrangement, in the following offsetting tables.

Offsetting of financial assets and derivative assets as of December 28, 2013 and September 28, 2013 is as follows (in thousands):

	Gross amounts	Gross amounts offset in the	Net amount of assets presented in the	Gross amounts not offset in the Consolidated Balance Sheet
	of recognized assets	Consolidated Balance Sheet	Consolidated Balance Sheet	Financial instruments	Cash collateral received	Net amount
Derivative assets, as of December 28, 2013	$6,321	$(1,288)	$5,033	$—	$—	$5,033
Derivative assets, as of September 28, 2013	13	—	13	—	—	13

Offsetting of financial liabilities and derivative liabilities as of December 28, 2013 and September 28, 2013 is as follows (in thousands):

	Gross amounts	Gross amounts offset in the	Net amount of liabilities presented in the	Gross amounts not offset in the Consolidated Balance Sheet
	of recognized liabilities	Consolidated Balance Sheet	Consolidated Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
Derivative liabilities, as of December 28, 2013	$6,719	$(1,288)	$5,431	$—	$—	$5,431
Derivative liabilities, as of September 28, 2013	11,207	—	11,207	—	—	11,207

The following table summarizes the amount of gain (loss), gross of tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Cash Flow Hedges:
Interest rate swaps	$574	$1,032
Coffee futures	(1,400)	(898)
Foreign currency forward contracts	195	—
Total	$(631)	$134

The following table summarizes the amount of gains (losses), gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended
	December 28, 2013	December 29, 2012	Location of Losses Reclassified from OCI into Income
Coffee futures	$(206)	$(349)	Cost of sales
Foreign currency forward contracts	(44)	—	Cost of sales
Foreign currency forward contracts	(25)	—	Loss on foreign currency, net
Total	$(275)	$(349)

The Company expects to reclassify $4.4 million of net losses, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

See Note 12, Stockholders’ Equity, for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

Net gains on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Thirteen weeks ended		Location of net gain in
	December 28, 2013	December 29, 2012	Unaudited Consolidated Statements of Operations
Net gain on cross currency swap	$4,561	$1,104	Gain on financial instruments, net
Net gain on coffee futures	2,125	—	Cost of sales
Total	$6,686	$1,104

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

The following table summarizes the fair values and the levels used in fair value measurements as of December 28, 2013 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(5,431)	$—
Cross currency swap	—	3,308	—
Coffee futures	—	1,590	—
Foreign currency forward contracts	—	135	—
Total	$—	$(398)	$—

The following table summarizes the fair values and the levels used in fair value measurements as of September 28, 2013 for the Company’s financial liabilities (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(6,004)	$—
Cross currency swap	—	(1,253)	—
Coffee futures	—	(3,809)	—
Forward currency forward contracts	—	(128)	—
Total	$—	$(11,194)	$—

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

As of December 28, 2013, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $170.3 million and $173.2 million as of December 28, 2013 and September 28, 2013, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

11.       Income Taxes

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

As of December 28, 2013, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carrryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but that the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits as of December 28, 2013 and September 28, 2013 was $23.5 million and $23.3 million, respectively.  The amount of unrecognized tax benefits at December 28, 2013 that would impact the effective tax rate if resolved in favor of the Company is $19.9 million.  As a result of prior acquisitions, the Company is indemnified for $12.6 million of the total reserve balance, and the indemnification is capped at CDN $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications have expiration dates through June 2015.

As of December 28, 2013 and September 28, 2013, accrued interest and penalties of $2.2 million and $2.0 million, respectively, were included in the Unaudited Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  The Company expects to release $6.9 million of unrecognized tax benefits during the remainder of fiscal 2014 due to the expiration of the statute of limitations.

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

12.       Stockholders’ Equity

Stock Repurchase Program

On July 30, 2012, the Board of Directors authorized a program for the Company to repurchase up to $500.0 million of the Company’s common shares over two years (the “2012 Share Repurchase Program”), at such times and prices as determined by the Company’s management.  On November 19, 2013, the Company’s Board of Directors approved and authorized the repurchase, on or prior to December 1, 2015, of up to an aggregate amount of $1.0 billion of the Company’s outstanding common shares (the “2013 Share Repurchase Program”), at such times and prices as determined by the Company’s management.  The 2013 Share Repurchase Program will become effective upon completion of the 2012 Share Repurchase Program.

As of December 28, 2013, an aggregate $1,112.8 million remained available for share repurchases under the 2012 and 2013 Share Repurchase Programs.

	Thirteen weeks ended
	December 28, 2013	Fiscal 2013
Number of shares acquired	1,725,483	5,642,793
Average price per share of acquired shares	$70.97	$33.37
Total cost of acquired shares (in thousands)	$122,464	$188,278

Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands) for the thirteen weeks ended December 28, 2013:

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2013	$(7,150)	$(12,035)	$(19,185)
Other comprehensive loss, before reclassifications	(351)	(24,890)	(25,241)
Amounts reclassified from accumulated other comprehensive income (loss)	173	—	173
Net current period other comprehensive loss	(178)	(24,890)	(25,068)
Balance at December 28, 2013	$(7,328)	$(36,925)	$(44,253)

The unfavorable translation adjustment change during the thirteen weeks ended December 28, 2013 was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  See also Note 9, Derivative Financial Instruments.

Dividends

During the first quarter of fiscal 2014, the Company’s Board of Directors declared a quarterly cash dividend to shareholders of $0.25 per share to be paid on February 14, 2014 to shareholders of record as of the close of business on January 17, 2014.

13.       Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the thirteen weeks ended December 28, 2013 and December 29, 2012:

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Average expected life	5.5 years	6.0 years
Average volatility	75%	81%
Dividend yield	1.33%	—%
Risk-free interest rate	1.69%	0.84%
Weighted average fair value	$40.98	$22.66

Restricted Stock Units and Other Awards

The Company awards restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to eligible employees (“Grantee”) which entitle a Grantee to receive shares of the Company’s common stock.  RSUs and PSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting.  RSAs are awards of common stock that are restricted until the shares vest.  In general, RSUs and RSAs vest based on a Grantee’s continuing employment.  The vesting of PSUs is conditioned on the achievement of both a Grantee’s service and the Company’s performance requirements.  The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense for RSUs and RSAs is recognized ratably over a Grantee’s service period.  Compensation expense for PSUs is also recognized over a Grantee’s service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved.  The assessment of the probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change.  All awards are reserved for issuance under the Company’s 2006 Incentive Plan and vest over periods determined by the Board of Directors, generally in the range of three to four years for RSUs, RSAs, and three years for PSUs.

In addition, the Company has awarded deferred cash awards (“DCAs”) to Grantees which entitle a Grantee to receive cash paid over time upon vesting.  The vesting of DCAs is over a four year period conditioned on a Grantee’s continued employment.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the thirteen weeks ended December 28, 2013 and December 29, 2012:

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Average expected life	6 months	6 months
Average volatility	55%	114%
Dividend yield	1.34%	—%
Risk-free interest rate	0.04%	0.14%
Weighted average fair value	$22.57	$10.82

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $7.1 million and $6.1 million for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively.

Deferred Compensation Plan

The Company also maintains a Deferred Compensation Plan (“Plan”) which allows participants to defer compensation until a future date.  Only directors and certain highly compensated employees of the Company selected by the Company’s Board of Directors are eligible to participate in the Plan.  Compensation expense recorded under the Plan was $0.01 million and $0.1 million for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively.

14.       Legal Proceedings

On October 1, 2010, Keurig, Incorporated, formerly a wholly-owned subsidiary of the Company which was merged with and into the Company on December 31, 2013 (“Keurig”), filed suit against Sturm Foods, Inc.  (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig brewers.  Separately, on February 19, 2013, Keurig and Sturm entered into a settlement agreement with respect to the trademark infringement, false advertising, and other claims at issue in the suit, all of which have now been dismissed.  The settlement agreement did not materially impact the Company’s consolidated financial results of operations.  On October 17, 2013, the United States Federal Circuit Court of Appeals upheld the District Court’s summary judgment decision on the Company’s patent claims.  The Company is not seeking further review of that decision.

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-FDS) for patent infringement related to Rogers’ sale of “OneCup” beverage cartridges for use with Keurig brewers.  The suit alleges that the “OneCup” cartridges infringe certain Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138).  Keurig sought an injunction prohibiting Rogers from selling these cartridges, as well as money damages.  In late 2012, Rogers moved for summary judgment of no infringement as to all three asserted patents.  On May 24, 2013, the District Court granted Rogers’ summary judgment motions.  Keurig has since appealed the Court’s ruling to the Federal Circuit, and that appeal is currently pending.

On May 9, 2011, an organization named Council for Education and Research on Toxics (“CERT”), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182.) against several companies, including the Company, that roast, package, or sell coffee in California.  The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65.  The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in “ready to drink” coffee sold in restaurants, convenience stores, and do-nut shops.  (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759).

The Company was not named in the Starbucks complaint.  The Company has joined a joint defense group (“JDG”) organized to address CERT’s allegations, and the Company intends to vigorously defend against these allegations.  The Court has ordered the case phased for discovery and trial.  The first phase of the case, which has been set for trial on September 8, 2014, is limited to three affirmative defenses shared by all defendants in both cases, with other affirmative defenses, plaintiff’s prima facie case, and remedies deferred for subsequent phases.  Discovery on the first phase of the case is underway.  Because this lawsuit is only in a preliminary stage, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

On January 24, 2012, Teashot.LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-cv-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup packs containing tea.  The suit alleges that the Company, Keurig and Starbucks infringe a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to the Company’s Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On March 13, 2012, the Company and Keurig, for themselves and Starbucks, filed an answer with the court, generally denying all of Teashot’s allegations.  The Company and Keurig, for themselves and Starbucks, are vigorously defending this lawsuit.  On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement.  On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues.  No hearing on the summary judgment motions has been scheduled.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

Securities and Exchange Commission (“SEC”) Inquiry

As first disclosed on September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company.  The Company is cooperating fully with the SEC staff’s inquiry.

Stockholder Litigation

Two putative securities fraud class actions are presently pending against the Company and certain of its officers and directors, along with two putative stockholder derivative actions.  The first pending putative securities fraud class action was filed on November 29, 2011, and the second putative securities fraud class action was filed on May 7, 2012.  The first putative stockholder derivative action is a consolidated action pending in the United States District Court for the District of Vermont that consists of five separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively.  The second putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County and was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

The first putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint sought class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice.  On January 21, 2014, plaintiffs filed a notice of intent to appeal the court’s December 20, 2013 order to the United States Court of Appeals for the Second Circuit.

The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The second putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, was also filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint included counts for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for alleged violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint sought class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013.  On September 26, 2013, the court issued an order granting defendants’ motions and dismissing the amended complaint without prejudice and allowing plaintiffs a 30-day period within which to amend their complaint.  On October 18, 2013, plaintiffs filed a notice of intent to appeal the court’s September 26, 2013 order to the United States Court of Appeals for the Second Circuit.  On November 1, 2013, following the expiration of the 30-day period to amend the complaint, defendants filed a motion for final judgment in District Court.  Briefing on the appeal was completed on January 28, 2014.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in now-dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint and the other pending putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P.  Stiller, et al., Civ. No. 2:12-cv- 00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action.  On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013.  As a result of the ruling in the LAMPERS putative securities fraud class action, the temporary stay has been lifted and the parties are to propose a scheduling order for the action.

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

The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013.  As a result of the ruling in the LAMPERS putative securities fraud class action, the temporary stay has been lifted and the parties are to propose a scheduling order for the action.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Shareholder Demand

On January 27, 2014, the Company received a letter from a plaintiffs’ class action law firm, on behalf of a purported shareholder of the Company’s common stock, concerning the Schedule 14A the Company filed with the Securities and Exchange Commission on January 21, 2014 (the “Proxy Statement”).  The letter claims that the circumstances surrounding the Board’s approval of Proposal No. 4 were not adequately disclosed in the Proxy Statement.  Proposal No. 4 seeks shareholder approval of the 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”), which, as disclosed in the Proxy Statement, if approved will replace the Company’s Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (the “2006 Plan”) and the Company’s Senior Executive Officer Short Term Incentive Plan.

The Company believes that the allegations by the law firm are frivolous and lack merit, including, among other reasons, because, as explained further below, they ignore the extensive disclosure provided in the Proxy Statement.  Capitalized terms used herein and not otherwise defined have the meanings given to them in the Proxy Statement.

As set forth in the Proxy Statement, the 2014 Omnibus Plan is an important part of the Company’s pay-for-performance compensation strategy, pursuant to which the Compensation and Organizational Development Committee (the “Compensation Committee”) and management periodically evaluate ways to attract, retain and motivate highly qualified individuals and to ensure compensation is tied to performance and aligns the interests of employees and Directors with those of stockholders.  The Compensation Discussion and Analysis included in the Proxy Statement discusses the Company’s executive compensation philosophy and programs and the Company’s historical equity grant practices; the criteria upon which the Compensation Committee relies in determining the type and amount of compensation opportunities provided to the Company’s executive officers; the contribution of the analysis of the independent consultant retained by the Compensation Committee in fiscal 2013 to the determinations made by the Compensation Committee; a description of the Company’s equity awards granted in fiscal 2013; and a description of the equity awards made with respect to 2014 and granted in December 2013.  In addition, the compensation tables included after the Compensation Discussion and Analysis disclose the grant date value of, and number of shares subject to, equity award grants made to the Named Executive Officers in fiscal 2013.

The Proxy Statement sets forth the number of awards with respect to fiscal 2014 compensation, which were granted to each of the Company’s Named Executive Officers, to the Company’s executive officers in the aggregate, and to the Company’s non-executive officer employee group in the aggregate, in each case on December 6, 2013 under the 2014 Omnibus Plan, subject to shareholder approval.  Because the grant of awards pursuant to the 2014 Omnibus Plan will be within the discretion of the Compensation Committee, it is not possible to determine the awards that will be granted to executive officers and other service providers under the 2014 Omnibus Plan in the future.

As set forth in the Proxy Statement, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2014 Omnibus Plan is 8,000,000, which includes 4,185,606 shares of common stock that were available for grant under the 2006 Plan as of December 6, 2013, the date of the Board of Directors’ approval of the 2014 Omnibus Plan, and up to 1,661,205 shares of common stock, if any, that may become available for grant under the 2006 Plan after December 6, 2013 as a result of forfeiture, expiration or cancellation of awards under the 2006 Plan.  If approved, the 8,000,000 maximum number of shares that may be issued pursuant to awards under the 2014 Omnibus Plan represents an increase of between 2,153,189 (assuming all unvested grants as of December 6, 2013 are forfeited, expired, or canceled) to 3,814,394 (assuming no outstanding awards as of December 6, 2013 are forfeited, expired, or canceled) additional shares.  As set forth in the Proxy Statement, as of January 6, 2014, there were 148,831,415 shares of Common Stock issued and outstanding.

The footnotes to the Company’s financial statements as set forth in the 10-K for each of fiscal 2013, fiscal 2012, and fiscal 2011 set forth detailed information regarding the equity awards granted each fiscal year as well as the total number of outstanding shares with respect to each type of award.

The total number of shares outstanding as of the dates reported at the outset of the Company’s Form 10-K filings for fiscal 2011, fiscal 2012, and fiscal 2013 ranged between 148,451,513 and 154,624,238.

As disclosed in the Company’s Form 8-K filed on March 16, 2010, on March 11, 2010 the Company’s shareholders approved the 2006 Plan which originally authorized 4,400,000 shares of common stock.  As a result of the Company’s 3:1 stock split declared on April 28, 2010, the number of shares authorized under the 2006 Plan was increased to 13,200,000 shares of common stock.  The Proxy Statement and the Company’s Form 10-K for the fiscal year ended September 28, 2013 identify the number of shares available for grant for future equity-based compensation awards under the 2006 Plan as of September 28, 2013, and the Company’s Form 10-K for the fiscal year ended September 29, 2012 identifies the number of shares available for grant for future equity-based compensation awards under the 2006 Plan as of September 29, 2012.

The Company cannot assure shareholders that the plaintiff will not sue, regardless of any actions the Company may take.

15.       Related Party Transactions

The Company, from time to time, has used travel services provided by Heritage Flight, a charter air services company owned by Robert P. Stiller.  Mr. Stiller previously served on the Company’s Board of Directors.  The Company did not incur any expenses for Heritage Flight travel services for the thirteen weeks ended December 28, 2013, and incurred $0.2 million during the thirteen weeks ended December 29, 2012.

16.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Numerator for basic and diluted earnings per share:
Net income attributable to GMCR	$138,227	$107,583
Denominator:
Basic weighted-average shares outstanding	149,162,600	149,317,597
Effect of dilutive securities	2,419,297	3,391,210
Diluted weighted-average shares outstanding	151,581,897	152,708,807

Basic net income per common share	$0.93	$0.72
Diluted net income per common share	$0.91	$0.70

For the thirteen weeks ended December 28, 2013 and December 29, 2012, shares related to equity-based compensation of 483,400 and 1,416,402, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

17.  Subsequent Events

On February 5, 2014, the Company entered into a 10-year strategic collaboration agreement with The Coca-Cola Company (“Coca-Cola”), a Delaware corporation, to jointly develop and market Coca-Cola products for use in the Company’s cold beverage system.  Concurrently, on February 5, 2014 the Company entered into a Common Stock Purchase Agreement (the “SPA”) whereby a wholly-owned subsidiary of The Coca-Cola Company will purchase a 10% minority equity position in the Company for an aggregate purchase price of approximately $1.25 billion.  Under the terms of the SPA, Coca-Cola, through its wholly-owned subsidiary, will acquire 16,684,139 common shares at a purchase price per share of $74.98, which represents the trailing 50-trading-day volume weighted average price as of February 5, 2014.  The Company intends to use the proceeds to continue to execute its share repurchase programs to reduce dilution from the transaction.  In addition, GMCR intends to use a portion of the $1.25 billion of proceeds to fund anticipated capital expenditures for product development over the next several years.  The SPA is expected to close in March 2014, subject to the satisfaction of closing conditions including receipt of required regulatory approvals.

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

Overview

We are a leader in the specialty coffee and coffeemaker businesses in the United States and Canada.  We sell Keurig®  Single Cup brewers and roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified™, certified organic, flavored, limited edition and proprietary blends offered in K-Cup®, Vue® , and Rivo® packs (“packs”) for use with our Keurig®  Single Cup brewers.  We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.  In addition, we produce and sell other specialty beverages in packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages.  Unless the context indicates otherwise, the terms “GMCR”, the “Company”, “we”, “our”, or “us” refer to Green Mountain Coffee Roasters, Inc., together with its subsidiaries.

The beverage brands we offer include:

Arbuckle®	Folgers Gourmet Selections®	Seattle’s Best Coffee®

Barista Prima Coffeehouse®	Gloria Jean’s®	SelectionTM

Bigelow®	Good Earth®	Snapple®

Brûlerie Mont-Royal®	Green Mountain Coffee®	Starbucks®

Brûlerie St. Denis®	Green Mountain Naturals®	Swiss Miss®

Café Adagio Coffee®	Kahlua®	Tazo®

Café Escapes®	Kirkland Signature™	Tetley®

Caribou Coffee®	Lavazza®	The Original Donut Shop™

Celestial Seasonings®	Lipton®	Timothy’s®

Cinnabon®	Market Basket®	TK™

Coffee People®	McQuarry™	Tully’s®

Diedrich Coffee®	Millstone®	Twinings of London®

Distinction®	Newman’s Own® Organics	Van Houtte®

Donut House Collection®	Orient Express®	Vitamin Burst®

Dunkin’ Donuts™	Promenade™	Wolfgang Puck®

Eight O’Clock®	Red Carpet™

Emeril’s®	revv®

The Bigelow®, Caribou Coffee®, Celestial Seasonings®, Cinnabon®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Good Earth®, Kahlua®, Kirkland Signature™, Lavazza®, Lipton®, Market Basket®, Millstone®, Newman’s Own® Organics, Seattle’s Best Coffee®, SelectionTM, Snapple®, Starbucks®, Swiss Miss®, Tazo®, Tetley®, Twinings of London®, and Wolfgang Puck® brands are available through relationships we have with their respective brand owners.  Each of these brands is property of their respective owners and is used with permission.

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

Our growth strategy involves developing and managing marketing programs to drive Keurig® Single Cup brewer adoption in order to generate ongoing demand for packs in American and Canadian households, foodservice and office location and, in the longer term, globally.  As part of this strategy, we work to sell our at-home (“AH”) brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable packs.  In addition, we have license agreements with Breville PTY Limited (producer of Breville® brand coffeemakers), Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers), and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems which includes both the brewer and related packs.  In the first fiscal quarter of 2014, approximately 94% of our consolidated net sales were attributed to the combination of packs and Keurig® Single Cup brewers and related accessories.

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

3               Choice—with many single serve beverage brands across multiple beverage categories, GMCR offers more than 290 individual varieties, allowing consumers to enjoy and explore a wide range of beverages.  In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, in packs.

We see these benefits as being our competitive advantage and believe it’s the combination of these attributes that make the Keurig® Single Cup Brewing system appealing to consumers.

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

Expanding our brand offering.  We have continued to expand consumer choice in the Keurig® Single Cup Brewing system by entering into or extending a number of business relationships which enable us to offer other strong national and regional coffee and tea brands, and store brands such as Dunkin’ DonutsTM, Seattle’s Best Coffee®, Starbucks®, The Coffee Bean & Tea Leaf®, Cinnabon®, Tazo®, Eight O’Clock®, Tetley®, Good Earth®, Snapple®, Kirkland SignatureTM and METRO’s Irresistibles K-Cup® packs for use with Keurig® Single Cup brewers.  We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded packs to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems.

Furthermore, we are expanding the use of our Keurig® Single Cup Brewing system beyond beverages through innovative partnerships, the first of which is with the Campbell Soup Company to produce Campbell’s Fresh-Brewed Soup K-Cup® packs which we expect to be available in fiscal 2014.  We believe these new product offerings fuel excitement for current Keurig® Single Cup brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the system.  These relationships are established with careful consideration of potential economics.  We expect to continue to enter into these relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® Single Cup Brewing system awareness and household adoption, in part through the participating brand’s advertising and merchandising activities.  In addition to entering into business relationships with brands that are new to the Keurig® Single Cup Brewing system, we expect to be able to convert a number of unlicensed brands to the Keurig® system on a licensed basis.

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

Launching new brewer technologies and innovation.  We are also focused on continued innovation in both hot and cold single serve brewing systems.  Some of our recent initiatives and planned product introductions include:

•                  An expansion of the Keurig® Hot system with the fiscal 2013 launch of the Keurig® Rivo® Cappuccino and Latte System and Rivo® pack espresso blend varieties, in partnership with Luigi Lavazza S.p.A. (“Lavazza”);

•                  An expansion of the Keurig® Hot system with introduction of a new commercial grade Keurig® Bolt™ platform which, following in-office testing, will be available throughout the U.S. and Canada beginning in fiscal 2014;

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

Beginning international expansion.  Beginning in fiscal 2014 and continuing into fiscal 2015, we are planning to launch our Keurig® Hot system global platform in targeted markets with the introduction of a specifically designed Keurig® Single Cup brewer.

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

Management is focused on executing our growth strategy to drive Keurig® Single Cup Brewer adoption in households and offices in the U.S. and Canada in order to generate ongoing demand for packs.

We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices.  In September 2012, two patents associated with our K-Cup® packs expired, and certain third-parties have launched competing products in the form of established unlicensed national and regional brands and unlicensed private label packs.

For the first fiscal quarter of 2014, our net sales of $1,386.7 million represented growth of 4% over the first fiscal quarter of 2013 (“the prior year period”).  Gross profit for the first fiscal quarter of fiscal 2014 was $464.0 million, or 33.5% of net sales, as compared to $419.2 million, or 31.3% of net sales for the prior year period.  For the first fiscal quarter of 2014, selling, operating, and general and administrative expenses (“SG&A”) increased 0.3% to $237.4 million from $236.7 million for the prior year period.  As a percentage of sales, SG&A expenses decreased to 17.1% in the first fiscal quarter of 2014 from 17.7% in the prior year period.  Our operating margin improved to 16.3% in the first fiscal quarter of 2014 from 13.6% in the prior year period.

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

We generated $272.7 million in cash from operating activities during the thirteen weeks ended December 28, 2013 as compared to $337.1 million during the thirteen weeks ended December 29, 2012.  During the thirteen weeks ended December 28, 2013 we primarily used cash generated from operating activities to reduce our borrowings under long-term debt obligations by $3.2 million, fund capital expenditures of $60.8 million and repurchase shares of our common stock for $122.5 million.

We consistently analyze our short-term and long-term cash requirements to continue to grow the business.  In addition to funding share repurchases and cash dividends, we expect most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

Business Segments

We have historically managed our operations through three business segments: the Specialty Coffee business unit (“SCBU”), the Keurig business unit (“KBU”) and the Canadian business unit.  Effective as of and as initially disclosed on May 8, 2013, our Board of Directors authorized a reorganization which consolidated U.S. operations to bring greater organizational efficiency and coordination across the Company.  Due to this combination, the results of U.S. operations, formerly reported in the SCBU and KBU segments, are reported in the Domestic segment and the results of Canadian operations are in the “Canada” segment.  As a result of the consolidation of U.S. operations, we have recast all historical segment results in order to provide data that is on a basis consistent with our new structure.  See Note 3, Segment Reporting, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

We evaluate the performance of our operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Operating income represents gross profit less selling, operating, general and administrative expenses.  Our manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are presented under “Corporate - Unallocated.”  Corporate - Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate Unallocated expenses also include depreciation for corporate headquarters, sustainability expenses, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, certain corporate legal expenses and compensation of the Board of Directors.

Basis of Presentation

Included in this presentation are discussions and reconciliations of net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude legal and accounting expenses related to the Securities and Exchange Commission (“SEC”) inquiry and pending securities and stockholder derivative class action litigation and non-cash acquisition-related items such as amortization of identifiable intangibles, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation because these expenses can vary from period to period and expenses associated with these activities are not considered a key measure of our operating performance.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Net sales	100.0%	100.0%
Cost of sales	66.5%	68.7%
Gross profit	33.5%	31.3%

Selling and operating expenses	12.1%	12.8%
General and administrative expenses	5.0%	4.8%
Operating income	16.3%*	13.6%*

Other income, net	0.0%	0.0%
Gain on financial instruments, net	0.3%	0.1%
Loss on foreign currency, net	(0.8)%	(0.2)%
Interest expense	(0.2)%	(0.4)%
Income before income taxes	15.8%*	13.1%

Income tax expense	(5.8)%	(5.0)%
Net income	10.0%	8.1%

Net income attributable to noncontrolling interests	0.0%	0.0%

Net income attributable to GMCR	10.0%	8.0%*

* Does not sum due to rounding.

Segment Summary

Net sales and operating income for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Domestic	$1,191.9	$1,132.0
Canada	194.8	207.1
Total net sales	$1,386.7	$1,339.1

	Operating income (loss) (in millions)
	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Domestic	$232.8	$191.0
Canada	32.0	26.0
Corporate	(38.2)	(34.6)
Total operating income	$226.6	$182.4

Thirteen weeks ended December 28, 2013 as compared to the thirteen weeks ended December 29, 2012

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	December 28, 2013	December 29, 2012	$ Increase (Decrease)	% Increase (Decrease)
Packs	$931.4	$863.7	$67.7	8%
Brewers and accessories	375.1	377.3	(2.2)	(1)%
Other products	80.2	98.1	(17.9)	(18)%
Total net sales	$1,386.7	$1,339.1	$47.6	4%

Net sales for the first quarter of fiscal 2014 increased by $47.6 million, or 4%, to $1,386.7 million.  The 4% increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 0.8%.

The primary drivers of the increase in our net sales were a $67.7 million, or 8%, increase in total pack net sales partially offset by a $2.2 million, or 1%, decrease in Keurig® Single Cup Brewer and accessory net sales, and a $17.9 million, or 18%, decrease in other product net sales.

The increase in pack net sales was driven by a 12 percentage point increase in sales volume, offset by a 2 percentage point decrease due to net price realization and a 2 percentage point decrease due to portion pack product mix.

The decrease in brewer and accessory net sales was driven by a 4 percentage point increase due to brewer sales volume offset by a 2 percentage point decrease due to brewer net price realization, a 2 percentage point decrease due to brewer product mix and a 1 percentage point decrease due to a decline in accessory net sales.

Domestic

Domestic segment net sales increased by $59.9 million, or 5%, to $1,191.9 million in the first quarter of fiscal 2014 as compared to $1,132.0 million in the prior year period.  The increase is due primarily to a $57.2 million, or 7%, increase related to net sales of packs.

Canada

Canada segment net sales decreased by $12.3 million, or 6%, to $194.8 million in the first quarter of fiscal 2014 as compared to $207.1 million in the prior year period.  The decrease in net sales, excluding a $10.3 million, or 5%, decrease related to the unfavorable impact of foreign currency exchange rates, is due primarily to (i) a $7.1 million, or 13%, decrease related to net sales of Keurig® Single Cup Brewers and accessories, and (ii) a decrease of $10.5 million, or 16%, in net sales of other products, such as coffee sold in traditional package formats, both of which were offset by a $15.6 million, or 18%, increase in net sales of packs, driven by a demand shift from coffee sold in traditional package formats to packs.

Gross Profit

Gross profit for the first quarter of fiscal 2014 was $464.0 million, or 33.5% of net sales as compared to $419.2 million, or 31.3% of net sales, in the prior year period.  The increase in gross margin was primarily attributable to an increase of approximately 390 basis points related to a decrease in green coffee costs, partially offset by (i) a 90 basis point decrease related to price realization primarily associated with brewers; and (ii) a 50 basis point decrease related to price realization primarily associated with packs in the first quarter of fiscal 2014 compared to the prior year period.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased by 0.3% to $237.4 million in the first quarter of fiscal 2014 from $236.7 million in the prior year period.  As a percentage of sales, SG&A decreased to 17.1% in the first quarter of fiscal 2014 from 17.7% in the prior year period.  The increase in SG&A over the prior year period is primarily attributed to an increase of $7.2 million due to continued investments in research and development and innovation related to our product pipeline, partially offset by a decrease of $6.7 million in marketing and sales related expenses.

Segment Operating Income (Loss)

Operating income for the Domestic segment increased by $41.8 million, or 22%, primarily attributable to higher sales volume for packs and brewers as well as lower green coffee costs.  Operating income for the Canada segment increased by $6.0 million, or 23%, primarily attributable to lower green coffee costs and a reduction in fulfillment related expenses, partially offset by the impact of unfavorable fluctuations in foreign exchange rates.   The Operating loss for Corporate - Unallocated increased by $3.6 million, or 10%, primarily due to increased expenses related to information technology.

Gain on Financial Instruments, Net

We recorded $4.6 million in net gains on financial instruments not designated as hedges for accounting purposes during the first quarter of fiscal 2014 as compared to $1.1 million in net gains during the prior year period.  The net gains were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Loss on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the first quarter of fiscal 2014, we incurred net foreign currency losses of approximately $10.6 million as compared to net losses of $2.7 million during the prior year period.  The net foreign currency losses primarily related to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $2.6 million in the first quarter of fiscal 2014, as compared to $5.7 million in the prior year period.  The decrease in interest expense was primarily due to lower average outstanding debt in the first quarter of fiscal 2014 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 36.6% for the first quarter of fiscal 2014 as compared to a 38.4% effective tax rate for the prior year period.  The decrease was primarily attributable to an increase in domestic production activities qualifying for deduction under IRS Section 199 in the first quarter of fiscal 2014.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the first quarter of fiscal 2014 was $138.2 million, an increase of $30.6 million or 28%, as compared to $107.6 million in the prior year period.

Non-GAAP net income (when excluding legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation as well as non-cash related items such as amortization of identifiable intangibles) increased 26% to $146.1 million for the first quarter of fiscal 2014 from $116.0 million non-GAAP net income in the prior year period.

Diluted EPS was $0.91 per share in the first quarter of fiscal 2014, as compared to $0.70 per share in the prior year period.

Non-GAAP diluted EPS was $0.96 per share in the first quarter of fiscal 2014, as compared to $0.76 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended December 28, 2013 and December 29, 2012 (in thousands, except per share data):

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Net income attributable to GMCR	$138,227	$107,583
After tax:
Expenses related to SEC inquiry (1)	236	444
Amortization of identifiable intangibles (2)	7,642	7,951
Non-GAAP net income attributable to GMCR	$146,105	$115,978

	Thirteen weeks ended
	December 28, 2013	December 29, 2012
Diluted income per share	$0.91	$0.70
After tax:
Expenses related to SEC inquiry (1)	0.00	0.00
Amortization of identifiable intangibles (2)	0.05	0.05
Non-GAAP net income per share	$0.96	$0.76	*

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $0.1 million and $0.3 million for each of the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 14, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.5 million and $3.6 million for each of the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities and borrowings under our credit facilities and capital lease and financing obligations.  At December 28, 2013, we had $259.8 million in outstanding debt, and capital lease and financing obligations, $348.7 million in cash and cash equivalents and $925.1 million of working capital (including cash).  At September 28, 2013, we had $251.0 million in outstanding debt and capital lease and financing obligations, $260.1 million in cash and cash equivalents and $924.4 million of working capital (including cash).

As of December 28, 2013, we had approximately $177.2 million of undistributed international earnings, most of which are Canadian-sourced.  With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings.  If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material.  Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities during the thirteen weeks ended December 28, 2013 was $272.7 million as compared to $337.1 million for the prior period.  We generated $138.5 million in net income for the thirteen weeks ended December 28, 2013.  Significant non-cash items primarily consisted of $59.1 million in depreciation and amortization.  Other significant changes in assets and liabilities affecting net cash provided by operating activities were decreases in inventories of $205.6 million due primarily to seasonal holiday selling activity and decreases in accounts payable and accrued expenses of $71.4 million.

Investing Activities:

Investing activities primarily include capital expenditures for equipment and building improvements.

Capital expenditures were $60.8 million for the thirteen weeks ended December 28, 2013 as compared to $83.5 million for the comparable prior year period.  Capital expenditures incurred on an accrual basis during the thirteen weeks ended December 28, 2013 consisted primarily of $13.1 million related to increasing packaging capabilities for Keurig® beverage platforms,  $23.2 million related to facilities and related infrastructure, and $12.4 million related to information technology infrastructure and systems.  Of the $23.2 million in capital expenditures related to facilities and related infrastructure, $12.1 million relates to fixed assets acquired under capital lease and financing obligations.  In fiscal 2014, we currently expect to invest between $400.0 million to $450.0 million in capital expenditures to support our future growth.

Financing Activities:

Cash used in financing activities for the thirteen weeks ended December 28, 2013 totaled $119.9 million.  Cash generated from operations was used to reduce our debt and capital lease obligations by $3.6 million, principally under our term loan A facility.  We also used $122.5 million of cash to repurchase approximately 1.7 million of our common shares during the first quarter of fiscal 2014.  Cash flows from operating and financing activities included a $4.5 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

On July 30, 2012, our Board of Directors authorized a program (the “2012 Share Repurchase Program”) for the Company to repurchase up to $500.0 million of our common shares over two years, at such times and prices as determined by our management.  On November 19, 2013, our Board of Directors approved and authorized the repurchase, on or prior to December 1, 2015, of up to an aggregate amount of $1.0 billion of the Company’s outstanding common shares (the “2013 Share Repurchase Program”), at such times and prices as determined by the Company’s management.  The 2013 Share Repurchase Program will become effective upon completion of the 2012 Share Repurchase Program.  The shares will be purchased with cash on hand, cash from operations, and funds available through our existing credit facility.  See Note 12, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

On November 19, 2013, our Board of Directors declared the Company’s first regular quarterly cash dividend of $0.25 per common share, payable on February 14, 2014, to shareholders of record on January 17, 2014.  On February 3, 2014, our Board of Directors declared a regular cash dividend of $0.25 per common share, payable on May 2, 2014, to shareholders of record at the close of business on April 4, 2014.

Under our Amended and Restated Credit Agreement (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At December 28, 2013, we had $167.8 million outstanding under the term loan A facility, no balances outstanding under the revolving credit facilities and $6.2 million in letters of credit with $993.8 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the  highest of  (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate as of December 28, 2013 and September 28, 2013 was 3.5%, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At December 28, 2013, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at December 28, 2013 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At December 28, 2013, we estimate we would have paid $5.4 million (gross of tax), if we terminated the interest rate swap agreements.  We designate the interest rate swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During the thirteen weeks ended December 28, 2013 and December 29, 2012, we incurred $0.8 million and $1.1 million, respectively, in additional interest expense pursuant to interest rate swap agreements.

We believe that our cash flows from operating activities, existing cash and our credit facilities will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures, service debt requirements through the next 12 months, and fund any purchases of our common shares under the repurchase programs authorized by the Board of Directors, and pay dividends.  We continuously evaluate our capital requirements and access to capital.  We may opt to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt	Interest Expense (1)	Operating Lease Obligations	Capital Lease Obligations (2)	Financing Obligations (3)	Purchase Obligations	Total
Remainder of 2014	$9,826	$4,446	$14,191	$2,559	$1,475	$497,224	$529,721
FY 2015 - FY 2016	159,358	7,667	27,820	7,675	18,241	286,581	507,342
FY 2017 - FY 2018	901	71	14,644	7,674	19,245	219,810	262,345
Thereafter	231	9	20,335	31,980	113,722	—	166,277
Total	$170,316	$12,193	$76,990	$49,888	$152,683	$1,003,615	$1,465,685

(1)         Based on rates in effect at December 28, 2013.

(2)         Includes principal and interest payments under capital lease obligations.

(3)         Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense upon completion of construction.

In addition, we have $23.5 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $12.6 million expiring through June 2015.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 was issued to eliminate diversity in practice regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU will become effective for the Company beginning in fiscal 2015.  The adoption of ASU 2013-11 is not expected to have a material impact on our net income, financial position or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”).  ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity.  The amendments in this ASU will become effective for the Company beginning in fiscal 2015.  The adoption of ASU 2013-05 is not expected to have a material impact on our net income, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations.  The amendments in this ASU will become effective for the Company beginning in fiscal 2015.  The adoption of ASU 2013-04 is not expected to have a material impact on our net income, financial position or cash flows.

Factors Affecting Quarterly Performance

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

Forward-Looking Statements

Certain information in this filing constitutes “forward-looking statements.”  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.”  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the success of introducing and producing new product offerings, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, projections of payment of dividends, and the impact of the inquiry initiated by the SEC and any related litigation or additional governmental inquiry or enforcement proceedings.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2013 Annual Report filed on Form 10-K, as amended, and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

	Remainder of						Total Debt Outstanding and average effective interest rate at
	2014	2015	2016	2017	2018	Thereafter	December 28, 2013
Long-term debt:
Variable rate (in thousands)	$9,375	$18,750	$9,688	$—	$—	$—	$37,813
Average interest rate	1.7%	1.7%	1.7%	—%	—%	—%	1.7%
Fixed rate (in thousands)	$451	$479	$130,441	$442	$459	$231	$132,503
Average interest rate	4.0%	4.0%	4.0%	3.9%	3.9%	3.9%	4.0%

At December 28, 2013, we had $37.8 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $0.4 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $1.2 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On December 28, 2013, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will terminate in November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts nine to twelve months prior to delivery, so that we can adjust our sales prices to the marketplace.  At December 28, 2013, we had approximately $268.6 million in green coffee purchase commitments, of which approximately 90% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  Gains and losses for those hedges that qualify as cash flow hedges are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are added to cost of sales.  When these commodity-based financial instruments are not classified as cash flow hedges, gain and losses are immediately recognized into cost of sales.  At December 28, 2013, we held outstanding futures contracts covering 67.5 million pounds of coffee with a net fair market value of $1.6 million, gross of tax.  At September 28, 2013, we held outstanding futures contracts covering 28.6 million pounds of coffee with a fair market value of $(3.8) million, gross of tax.

At December 28, 2013, we are exposed to approximately $26.4 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $40.1 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 28, 2013.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at December 28, 2013 by approximately $2.6 million.

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

Foreign Currency Exchange Rate Risk

Currently our foreign operations are primarily related to our Canada segment, which is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely affected by changes in these or other factors.  We also source our green coffee, certain production equipment, and components of our brewers and manufacturing of our brewers from countries outside the United States, which are subject to the same risks described for Canada above; however, most of our green coffee and brewer purchases are transacted in the United States dollar.

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

As described in Note 9, Derivative Financial Instruments, in the Notes to Unaudited Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, from time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures.  More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars.  These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes.  As a result, the changes in fair value are recognized in the Gain on financial instruments, net line in the Unaudited Consolidated Statements of Operations.  We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.

At December 28, 2013, we had approximately two years remaining on a CDN $120.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.

We occasionally use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.  We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the Unaudited Consolidated Statements of Operations.  We had no outstanding foreign currency forward contracts designated as fair value hedges at December 28, 2013.  In addition, we use foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments.  We designate these contracts as cash flow hedges and measure the effectiveness at each balance sheet date.  The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss).  The gains or losses on these instruments are reclassified from other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings.  If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.  We had outstanding foreign currency forward contracts designated as cash flow hedges with a notional value of $0.2 million at December 28, 2013.

Movements in foreign currency exchange rates exposes us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $177.6 million at December 28, 2013.  Based on our net un-hedged assets that are affected by movements in foreign currency exchange rates as of December 28, 2013, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $17.8 million.  In addition, at December 28, 2013 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $640.4 million.

A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $64.0 million with a corresponding charge to other comprehensive income (loss).

Item 4.  Controls and Procedures

As of December 28, 2013, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings.

On October 1, 2010, Keurig, Incorporated, formerly a wholly-owned subsidiary of the Company which was merged with and into the Company on December 31, 2013 (“Keurig”), filed suit against Sturm Foods, Inc.  (“Sturm”) in the United States District Court for the District of Delaware (Civil Action No. 1:10-CV-00841-SLR) for patent and trademark infringement, false advertising, and other claims, related to Sturm’s sale of “Grove Square” beverage cartridges that claim to be compatible with Keurig brewers.  Separately, on February 19, 2013, Keurig and Sturm entered into a settlement agreement with respect to the trademark infringement, false advertising, and other claims at issue in the suit, all of which have now been dismissed.  The settlement agreement did not materially impact the Company’s consolidated financial results of operations.  On October 17, 2013, the United States Federal Circuit Court of Appeals upheld the District Court’s summary judgment decision on the Company’s patent claims.  The Company is not seeking further review of that decision.

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-FDS) for patent infringement related to Rogers’ sale of “OneCup” beverage cartridges for use with Keurig brewers.  The suit alleges that the “OneCup” cartridges infringe certain Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138).  Keurig sought an injunction prohibiting Rogers from selling these cartridges, as well as money damages.  In late 2012, Rogers moved for summary judgment of no infringement as to all three asserted patents.  On May 24, 2013, the District Court granted Rogers’ summary judgment motions.  Keurig has since appealed the Court’s ruling to the Federal Circuit, and that appeal is currently pending.

On May 9, 2011, an organization named Council for Education and Research on Toxics (“CERT”), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182.) against several companies, including the Company, that roast, package, or sell coffee in California.  The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65.  The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in “ready to drink” coffee sold in restaurants, convenience stores, and do-nut shops.  (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759).  The Company was not named in the Starbucks complaint.  The Company has joined a joint defense group (“JDG”) organized to address CERT’s allegations, and the Company intends to vigorously defend against these allegations.  The Court has ordered the case phased for discovery and trial.  The first phase of the case, which has been set for trial on September 8, 2014, is limited to three affirmative defenses shared by all defendants in both cases, with other affirmative defenses, plaintiff’s prima facie case, and remedies deferred for subsequent phases.  Discovery on the first phase of the case is underway.  Because this lawsuit is only in a preliminary stage, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

On January 24, 2012, Teashot.LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-cv-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup packs containing tea.  The suit alleges that the Company, Keurig and Starbucks infringe a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to the Company’s Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On March 13, 2012, the Company and Keurig, for themselves and Starbucks, filed an answer with the court, generally denying all of Teashot’s allegations.  The Company and Keurig, for themselves and Starbucks, are vigorously defending this lawsuit.  On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement.  On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues.  No hearing on the summary judgment motions has been scheduled.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

Securities and Exchange Commission (“SEC”) Inquiry

As first disclosed on September 28, 2010, the staff of the SEC’s Division of Enforcement continues to conduct an inquiry into matters at the Company.  The Company is cooperating fully with the SEC staff’s inquiry.

Stockholder Litigation

Two putative securities fraud class actions are presently pending against the Company and certain of its officers and directors, along with two putative stockholder derivative actions.  The first pending putative securities fraud class action was filed on November 29, 2011, and the second putative securities fraud class action was filed on May 7, 2012.  The first putative stockholder derivative action is a consolidated action pending in the United States District Court for the District of Vermont that consists of five separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively.

The second putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County and was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

The first putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint sought class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice.  On January 21, 2014, plaintiffs filed a notice of intent to appeal the court’s December 20, 2013 order to the United States Court of Appeals for the Second Circuit.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The second putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, was also filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint included counts for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for alleged violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint sought class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013.  On September 26, 2013, the court issued an order granting defendants’ motions and dismissing the amended complaint without prejudice and allowing plaintiffs a 30-day period within which to amend their complaint.  On October 18, 2013, plaintiffs filed a notice of intent to appeal the court’s September 26, 2013 order to the United States Court of Appeals for the Second Circuit.  On November 1, 2013, following the expiration of the 30-day period to amend the complaint, defendants filed a motion for final judgment in District Court.  Briefing on the appeal was completed on January 28, 2014.

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

On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P.  Stiller, et al., Civ. No. 2:12-cv- 00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action.  On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013.  As a result of the ruling in the LAMPERS putative securities fraud class action, the temporary stay has been lifted and the parties are to propose a scheduling order for the action.

The second putative stockholder derivative action, M.  Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  As a result of the federal court’s ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted.  On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers.  The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions.  The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants.  The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013.  As a result of the ruling in the LAMPERS putative securities fraud class action, the temporary stay has been lifted and the parties are to propose a scheduling order for the action.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Shareholder Demand

On January 27, 2014, the Company received a letter from a plaintiffs’ class action law firm, on behalf of a purported shareholder of the Company’s common stock, concerning the Schedule 14A the Company filed with the Securities and Exchange Commission on January 21, 2014 (the “Proxy Statement”).  The letter claims that the circumstances surrounding the Board’s approval of Proposal No. 4 were not adequately disclosed in the Proxy Statement.  Proposal No. 4 seeks shareholder approval of the 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”), which, as disclosed in the Proxy Statement, if approved will replace the Company’s Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (the “2006 Plan”) and the Company’s Senior Executive Officer Short Term Incentive Plan.

The Company believes that the allegations by the law firm are frivolous and lack merit, including, among other reasons, because, as explained further below, they ignore the extensive disclosure provided in the Proxy Statement.  Capitalized terms used herein and not otherwise defined have the meanings given to them in the Proxy Statement.

As set forth in the Proxy Statement, the 2014 Omnibus Plan is an important part of the Company’s pay-for-performance compensation strategy, pursuant to which the Compensation and Organizational Development Committee (the “Compensation Committee”) and management periodically evaluate ways to attract, retain and motivate highly qualified individuals and to ensure compensation is tied to performance and aligns the interests of employees and Directors with those of stockholders.  The Compensation Discussion and Analysis included in the Proxy Statement discusses the Company’s executive compensation philosophy and programs and the Company’s historical equity grant practices; the criteria upon which the Compensation Committee relies in determining the type and amount of compensation opportunities provided to our executive officers; the contribution of the analysis of the independent consultant retained by the Compensation Committee in fiscal 2013 to the determinations made by the Compensation Committee; a description of the Company’s equity awards granted in fiscal 2013; and a description of the equity awards made with respect to 2014 and granted in December 2013.  In addition, the compensation tables included after the Compensation Discussion and Analysis disclose the grant date value of, and number of shares subject to, equity award grants made to the Named Executive Officers in fiscal 2013.

The Proxy Statement sets forth the number of awards with respect to fiscal 2014 compensation, which were granted to each of our Named Executive Officers, to our executive officers in the aggregate, and to our non-executive officer employee group in the aggregate, in each case on December 6, 2013 under the 2014 Omnibus Plan, subject to shareholder approval.  Because the grant of awards pursuant to the 2014 Omnibus Plan will be within the discretion of the Compensation Committee, it is not possible to determine the awards that will be granted to executive officers and other service providers under the 2014 Omnibus Plan in the future.

As set forth in the Proxy Statement, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2014 Omnibus Plan is 8,000,000, which includes 4,185,606 shares of common stock that were available for grant under the 2006 Plan as of December 6, 2013, the date of the Board of Directors’ approval of the 2014 Omnibus Plan, and up to 1,661,205 shares of common stock, if any, that may become available for grant under the 2006 Plan after December 6, 2013 as a result of forfeiture, expiration or cancellation of awards under the 2006 Plan.  If approved, the 8,000,000 maximum number of shares that may be issued pursuant to awards under the 2014 Omnibus Plan represents an increase of between 2,153,189 (assuming all unvested grants as of December 6, 2013 are forfeited, expired, or canceled) to 3,814,394 (assuming no outstanding awards as of December 6, 2013 are forfeited, expired, or canceled) additional shares.  As set forth in the Proxy Statement, as of January 6, 2014, there were 148,831,415 shares of Common Stock issued and outstanding.

The footnotes to the Company’s financial statements as set forth in the 10-K for each of fiscal 2013, fiscal 2012, and fiscal 2011 set forth detailed information regarding the equity awards granted each fiscal year as well as the total number of outstanding shares with respect to each type of award.

The total number of shares outstanding as of the dates reported at the outset of the Company’s Form 10-K filings for fiscal 2011, fiscal 2012 and fiscal 2013 ranged between 148,451,513 and 154,624,238.

As disclosed in the Company’s Form 8-K filed on March 16, 2010, on March 11, 2010 the Company’s shareholders approved the 2006 Plan which originally authorized 4,400,000 shares of common stock.  As a result of the Company’s 3:1 stock split declared on April 28, 2010, the number of shares authorized under the 2006 Plan was increased to 13,200,000 shares of common stock.  The Proxy Statement and the Company’s Form 10-K for the fiscal year ended September 28, 2013 identify the number of shares available for grant for future equity-based compensation awards under the 2006 Plan as of September 28, 2013, and the Company’s Form 10-K for the fiscal year ended September 29, 2012 identifies the number of shares available for grant for future equity-based compensation awards under the 2006 Plan as of September 29, 2012.

The Company cannot assure shareholders that the plaintiff will not sue, regardless of any actions the Company may take.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our fiscal 2013 Form 10-K, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Remaining Amount Available Under the Plans (Dollars in thousands)
September 29, 2013 to October 26, 2013	1,348,883	$72.27	1,348,883	$137,771
October 27, 2013 to November 23, 2013	—	N/A	—	1,137,771
November 24, 2013 to December 28, 2013	376,600	66.34	376,600	1,112,788
Total	1,725,483	70.97	1,725,483

Monthly information corresponds to our fiscal months during the first quarter of fiscal 2014.

The repurchase programs are conducted under authorizations granted by our Board of Directors.

On July 30, 2012, our Board of Directors authorized a program for the Company to repurchase up to $500.0 million of our common shares over two years (the “2012 Share Repurchase Program”), and at such times and prices as determined by the Company’s management.  On November 19, 2013, our Board of Directors approved and authorized the repurchase, on or prior to December 1, 2015, of up to an aggregate amount of $1.0 billion of the Company’s outstanding common shares (the “2013 Share Repurchase Program”), at such times and prices as determined by the Company’s management.  The 2013 Share Repurchase Program will become effective upon completion of the 2012 Share Repurchase Program.

See Note 12, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

Item 6.  Exhibits

(a) Exhibits:

10.1                        Letter Agreement between Green Mountain Coffee Roasters, Inc., and Gerard Geoffrion, dated October 10, 2013.

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

101                           The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN COFFEE ROASTERS, INC.

Date: 2/5/2014	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date: 2/5/2014	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer and Treasurer