Form 10-Q
period 2014-03-29
KEURIG GREEN MOUNTAIN, INC.
filed 2014-05-07
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 29, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Keurig Green Mountain, Inc.

Commission file number 1-12340

Delaware	03-0339228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Coffee Lane, Waterbury, Vermont  05676

(Address of principal executive offices)  (zip code)

(802) 244-5621

(Registrants’ telephone number, including area code)

f/k/a Green Mountain Coffee Roasters, Inc.

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

As of May 1, 2014, 162,736,073 shares of common stock of the registrant were outstanding.

Explanatory Note

Effective March 6, 2014, our name changed from Green Mountain Coffee Roasters, Inc. to Keurig Green Mountain, Inc.

KEURIG GREEN MOUNTAIN, INC.

Form 10-Q

For the Thirteen Weeks Ended March 29, 2014

Part I.  Financial Information

Item 1.  Financial Statements

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 29, 2014	September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$1,112,155	$260,092
Restricted cash and cash equivalents	432	560
Receivables, less uncollectible accounts and return allowances of $44,732 and $33,640 at March 29, 2014 and September 28, 2013, respectively	430,547	467,976
Inventories	451,115	676,089
Income taxes receivable	30,302	11,747
Other current assets	70,603	46,891
Deferred income taxes, net	50,243	58,137
Total current assets	2,145,397	1,521,492

Fixed assets, net	1,029,551	985,563
Intangibles, net	389,542	435,216
Goodwill	759,531	788,184
Deferred income taxes, net	146	149
Other long-term assets	38,562	30,944

Total assets	$4,362,729	$3,761,548

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$16,099	$12,929
Current portion of capital lease and financing obligations	1,833	1,760
Accounts payable	260,412	312,170
Dividends payable	40,483	—
Accrued expenses	219,744	242,427
Deferred income taxes, net	254	233
Other current liabilities	15,432	27,544
Total current liabilities	554,257	597,063

Long-term debt, less current portion	150,766	160,221
Capital lease and financing obligations, less current portion	100,424	76,061
Deferred income taxes, net	245,571	252,867
Other long-term liabilities	25,976	28,721

Commitments and contingencies

Redeemable noncontrolling interests	10,865	11,045

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 161,933,197 and 150,265,809 shares at March 29, 2014 and September 28, 2013, respectively	16,193	15,026
Additional paid-in capital	1,836,860	1,387,322
Retained earnings	1,474,410	1,252,407
Accumulated other comprehensive loss	(52,593)	(19,185)
Total stockholders’ equity	3,274,870	2,635,570

Total liabilities and stockholders’ equity	$4,362,729	$3,761,548

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$1,103,072	$1,004,792	$2,489,742	$2,343,851
Cost of sales	645,640	589,646	1,568,263	1,509,542
Gross profit	457,432	415,146	921,479	834,309

Selling and operating expenses	125,005	124,781	293,220	296,626
General and administrative expenses	71,941	78,261	141,147	143,138
Operating income	260,486	212,104	487,112	394,545

Other income, net	1,253	227	1,682	415
Gain on financial instruments, net	2,900	3,471	7,461	4,575
Loss on foreign currency, net	(8,722)	(6,115)	(19,272)	(8,794)
Interest expense	(2,995)	(3,814)	(5,615)	(9,544)
Income before income taxes	252,922	205,873	471,368	381,197

Income tax expense	(90,609)	(73,302)	(170,580)	(140,681)
Net income	$162,313	$132,571	$300,788	$240,516

Net income attributable to noncontrolling interests	229	150	477	512

Net income attributable to Keurig	$162,084	$132,421	$300,311	$240,004

Net income attributable to Keurig per common share:
Basic	$1.05	$0.89	$1.98	$1.61
Diluted	$1.03	$0.87	$1.94	$1.57

Cash dividends declared per common share	$0.25	$—	$0.50	$—

Weighted-average common shares outstanding:
Basic	153,945,441	148,774,443	151,552,422	149,044,980
Diluted	157,463,096	152,310,053	154,525,749	152,550,160

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	March 29, 2014			March 30, 2013
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$162,313			$132,571
Other comprehensive loss:
Cash flow hedges:
Unrealized gains arising during the period	$18,887	$(7,613)	$11,274	$588	$(237)	$351
Losses reclassified to net income	1,167	(479)	688	379	(153)	226
Foreign currency translation adjustments	(20,748)	—	(20,748)	(13,038)	—	(13,038)
Other comprehensive loss	$(694)	$(8,092)	$(8,786)	$(12,071)	$(390)	$(12,461)
Total comprehensive income			153,527			120,110
Total comprehensive loss attributable to noncontrolling interests			(218)			(164)
Total comprehensive income attributable to Keurig			$153,745			$120,274

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Twenty-six weeks ended			Twenty-six weeks ended
	March 29, 2014			March 30, 2013
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$300,788			$240,516
Other comprehensive loss:
Cash flow hedges:
Unrealized gains arising during the period	$18,256	$(7,333)	$10,923	$722	$(291)	$431
Losses reclassified to net income	1,442	(581)	861	728	(294)	434
Foreign currency translation adjustments	(46,244)	—	(46,244)	(21,355)	—	(21,355)
Other comprehensive loss	$(26,546)	$(7,914)	$(34,460)	$(19,905)	$(585)	$(20,490)
Total comprehensive income			266,328			220,026
Total comprehensive (loss) income attributable to noncontrolling interests			(576)			1
Total comprehensive income attributable to Keurig			$266,904			$220,025

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Twenty-six Weeks Ended March 29, 2014

(Dollars in thousands)

	Common stock
	Shares	Amount	Additional paid- in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity
Balance at September 28, 2013	150,265,809	$15,026	$1,387,322	$1,252,407	$(19,185)	$2,635,570
Sale of common stock	16,684,139	1,668	1,241,360	—	—	1,243,028
Options exercised	1,458,195	146	19,348	—	—	19,494
Issuance of common stock under employee stock purchase plan	108,115	11	6,936	—	—	6,947
Restricted stock awards and units	27,030	3	(3)	—	—	—
Repurchase of common stock	(6,610,091)	(661)	(880,155)	—	—	(880,816)
Stock compensation expense	—	—	15,719	—	—	15,719
Tax benefit from equity-based compensation plans	—	—	46,170	—	—	46,170
Deferred compensation expense	—	—	163	—	—	163
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(605)	—	(605)
Other comprehensive loss, net of tax	—	—	—	—	(33,408)	(33,408)
Net income attributable to Keurig	—	—	—	300,311	—	300,311
Cash dividends declared	—	—	—	(77,703)	—	(77,703)
Balance at March 29, 2014	161,933,197	$16,193	$1,836,860	$1,474,410	$(52,593)	$3,274,870

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-six	Twenty-six
	weeks ended	weeks ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$300,788	$240,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	104,222	87,820
Amortization of intangibles	21,942	22,939
Amortization of deferred financing fees	2,826	3,025
Unrealized loss on foreign currency, net	18,089	7,178
(Gain) loss on disposal of fixed assets	(842)	241
Provision for doubtful accounts	1,575	(15)
Provision for sales returns	51,747	58,812
Gain on derivatives, net	(9,954)	(3,847)
Excess tax benefits from equity-based compensation plans	(46,170)	(9,563)
Deferred income taxes	(80)	2,901
Deferred compensation and stock compensation	15,882	15,214
Other	(196)	449
Changes in assets and liabilities:
Receivables	(20,697)	(9,827)
Inventories	219,417	177,665
Income tax receivable/payable, net	27,408	19,237
Other current assets	3,051	(7,861)
Other long-term assets, net	(498)	3,371
Accounts payable and accrued expenses	(83,137)	3,721
Other current liabilities	(9,133)	(137)
Other long-term liabilities	(2,620)	(7,154)
Net cash provided by operating activities	593,620	604,685

Cash flows from investing activities:
Change in restricted cash	128	3,013
Capital expenditures for fixed assets	(118,978)	(148,349)
Purchase of long-term investment	(10,000)	—
Other investing activities	1,207	231
Net cash used in investing activities	(127,643)	(145,105)

Cash flows from financing activities:
Net change in revolving line of credit	—	(184,949)
Proceeds from sale of common stock	1,243,028	—
Proceeds from issuance of common stock under compensation plans	26,441	9,334
Repurchase of common stock	(880,816)	(125,681)
Excess tax benefits from equity-based compensation plans	46,170	9,563
Payments on capital lease and financing obligations	(954)	(1,547)
Repayment of long-term debt	(6,517)	(3,391)
Dividends paid	(37,220)	—
Other financing activities	(180)	(549)
Net cash provided by (used in) financing activities	389,952	(297,220)

Effect of exchange rate changes on cash and cash equivalents	(3,866)	521

Net increase in cash and cash equivalents	852,063	162,881
Cash and cash equivalents at beginning of period	260,092	58,289
Cash and cash equivalents at end of period	$1,112,155	$221,170

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$43,431	$21,437
Dividends declared not paid at the end of each period	$40,483	$—
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$25,390	$11,769
Settlement of acquisition related liabilities through release of restricted cash	$—	$9,227

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

Keurig Green Mountain, Inc.

Notes to Unaudited Consolidated Financial Statements

1.              Basis of Presentation

Effective March 6, 2014, Green Mountain Coffee Roasters, Inc., changed its name to Keurig Green Mountain, Inc., (referred to together with its subsidiaries, the “Company” or “Keurig”).

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

The September 28, 2013 balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  For further information, refer to the consolidated financial statements and the footnotes included in Keurig’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 2013.  Throughout these consolidated unaudited financial statements and footnotes, unless otherwise noted, the information provided is on a consolidated basis.

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

2.              Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations.  A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date.  ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 was issued to eliminate diversity in practice regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU will become effective for the Company beginning in fiscal 2015.  The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

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

As a result of the consolidation of U.S. operations, the Company has recast all historical segment results in order to: (i) provide data that is on a basis consistent with the Company’s new structure; (ii) remove total assets from the Company’s segment disclosures as only consolidated asset information is provided to and used by the Company’s chief operating decision maker (“CODM”) for use in decision making (in connection with the reorganization, segment asset information is neither provided to nor used by the CODM); and (iii) reflect all sustainability expenses in Corporate as the Company no longer allocates these expenses to its operating segments.

The Company’s Chief Executive Officer (“CEO”) serves as the Company’s CODM and there are two operating and reportable segments, Domestic and Canada.

The Domestic segment designs and sells single cup brewers and accessories and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup®, Vue® and Rivo® packs (“packs”), and coffee in more traditional packaging, including bags and fractional packs, to retailers, including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through Company websites.  The Domestic segment primarily distributes its products in the at-home (“AH”) and away-from-home (“AFH”) channels, as well as to consumers through Company websites.  Substantially all of the Domestic segment’s distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel.  The Domestic segment also earns royalty income from licensees under various licensing agreements.

The Canada segment sells single cup brewers and accessories, and sources, produces and sells coffee and teas and other beverages in packs and coffee in more traditional packaging, including bags, cans and fractional packs, under a variety of brands to retailers, including supermarkets, department stores, mass merchandisers, club stores, through office coffee services to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website.

Management evaluates the performance of the Company’s operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process.  Operating income represents gross profit less selling, operating, general and administrative expenses.  The Company’s manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions, including information system technology, are allocated to the operating segments.  Expenses not specifically related to an operating segment are presented under “Corporate Unallocated.”  Corporate Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate Unallocated expenses also include depreciation for corporate headquarters, corporate sustainability expenses, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, legal expenses, and compensation of the Board of Directors.

The following tables summarize selected financial data for segment disclosures for the thirteen and twenty-six weeks ended March 29, 2014 and March 30, 2013:

	Thirteen weeks ended March 29, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$970,268	$132,804	$—	$1,103,072

Operating income (loss)	$278,030	$20,758	$(38,302)	$260,486

Depreciation and amortization	$49,655	$15,275	$2,086	$67,016

Stock compensation	$3,945	$730	$3,962	$8,637

	Thirteen weeks ended March 30, 2013
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$865,595	$139,197	$—	$1,004,792

Operating income (loss)	$239,931	$20,239	$(48,066)	$212,104

Depreciation and amortization	$38,600	$16,279	$535	$55,414

Stock compensation	$2,674	$930	$5,358	$8,962

	Twenty-six weeks ended March 29, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net Sales	$2,162,134	$327,608	$—	$2,489,742

Operating income (loss)	$510,830	$52,731	$(76,449)	$487,112

Depreciation and amortization	$89,781	$31,963	$4,420	$126,164

Stock compensation	$7,651	$1,760	$6,308	$15,719

	Twenty-six weeks ended March 30, 2013
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net Sales	$1,997,530	$346,321	$—	$2,343,851

Operating income (loss)	$430,948	$46,197	$(82,600)	$394,545

Depreciation and amortization	$77,592	$32,437	$730	$110,759

Stock compensation	$5,193	$1,355	$8,524	$15,072

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Operating income	$260,486	$212,104	$487,112	$394,545
Other income, net	1,253	227	1,682	415
Gain on financial instruments, net	2,900	3,471	7,461	4,575
Loss on foreign currency, net	(8,722)	(6,115)	(19,272)	(8,794)
Interest expense	(2,995)	(3,814)	(5,615)	(9,544)
Income before income taxes	$252,922	$205,873	$471,368	$381,197

4.              Inventories

Inventories consisted of the following (in thousands) as of:

	March 29, 2014	September 28, 2013
Raw materials and supplies	$146,327	$182,882
Finished goods	304,788	493,207
	$451,115	$676,089

At March 29, 2014, the Company had approximately $409.2 million in green coffee purchase commitments, of which approximately 81% had a fixed price.  These commitments primarily extend through fiscal 2016.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.85 per pound at March 29, 2014.  In addition to its green coffee commitments, the Company had approximately $213.9 million in fixed price brewer and related accessory purchase commitments and $1,171.2 million in production raw material commitments at March 29, 2014.  The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of March 29, 2014, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations
Remainder of 2014	$551,486
2015	385,470
2016	262,503
2017	266,950
2018	283,812
Thereafter	44,043
$1,794,264

5.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	March 29, 2014	September 28, 2013
Production equipment	1-15	$708,730	$680,457
Coffee service equipment	3-7	58,494	59,169
Computer equipment and software	1-7	160,152	146,246
Land	Indefinite	11,204	11,520
Building and building improvements	4-30	144,596	134,495
Furniture and fixtures	1-15	30,764	33,975
Vehicles	4-5	12,052	11,786
Leasehold improvements	1-20 or remaining life of lease, whichever is less	99,204	98,990
Assets acquired under capital leases	15	41,200	41,200
Construction-in-progress		277,998	202,940
Total fixed assets		$1,544,394	$1,420,778
Accumulated depreciation and amortization		(514,843)	(435,215)
		$1,029,551	$985,563

Assets acquired under capital leases, net of accumulated amortization, were $35.5 million and $36.9 million at March 29, 2014 and September 28, 2013, respectively.

Total depreciation and amortization expense relating to all fixed assets was $56.2 million and $44.0 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively.  Total depreciation and amortization expense relating to all fixed assets was $104.2 million and $87.8 million for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively.

As of March 29, 2014, construction-in-progress includes $46.5 million relating to properties under construction where the Company is deemed to be the accounting owner, even though the Company is not the legal owner.

6.              Goodwill and Intangible Assets

The following represented the change in the carrying amount of goodwill by segment for the twenty-six weeks ended March 29, 2014 (in thousands):

	Domestic	Canada	Total
Balance at September 28, 2013	$369,353	$418,831	$788,184
Foreign currency effect	—	(28,653)	(28,653)
Balance at March 29, 2014	$369,353	$390,178	$759,531

Indefinite-lived intangible assets included in the Canada operating segment consisted of the following (in thousands) as of:

	March 29, 2014	September 28, 2013
Trade names	$91,053	$97,740

Intangible Assets Subject to Amortization

Definite-lived intangible assets consisted of the following (in thousands) as of:

		March 29, 2014		September 28, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$21,589	$(17,955)	$21,609	$(17,123)
Customer and roaster agreements	8-11	26,479	(21,080)	26,977	(19,750)
Customer relationships	2-16	392,991	(124,794)	414,967	(113,061)
Trade names	9-11	36,048	(14,789)	37,200	(13,353)
Non-compete agreements	2-5	374	(374)	374	(364)
Total		$477,481	$(178,992)	$501,127	$(163,651)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $10.7 million and $11.4 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively.  Total amortization expense was $21.9 million and $22.9 million for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2014, for each of the next five years and thereafter, is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2014	$21,111
2015	40,777
2016	40,051
2017	38,656
2018	38,656
2019	38,506
Thereafter	80,732

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

The changes in the carrying amount of product warranties for the thirteen and twenty-six weeks ended March 29, 2014 and March 30, 2013 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Balance, beginning of period	$12,791	$24,356	$7,804	$20,218
Provision related to current period	4,834	1,833	15,064	16,054
Change in estimate	(2,425)	(5,638)	(2,483)	(8,868)
Usage	(6,675)	(6,095)	(11,860)	(12,948)
Balance, end of period	$8,525	$14,456	$8,525	$14,456

For the thirteen and twenty-six weeks ended March 29, 2014, the Company recorded recoveries of $0.2 million and $0.7 million, respectively.  For the thirteen and twenty-six weeks ended March 30, 2013 the Company recorded recoveries of $0.3 million and $0.6 million.  The recoveries are under agreements with suppliers and are recorded as a reduction of warranty expense.  The recoveries are not reflected in the provision charged to income in the table above.

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

The changes in the liability and temporary equity attributable to redeemable NCIs for the twenty-six weeks ended March 29, 2014 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 28, 2013	$4,934	$11,045
Net income	207	270
Adjustment to redemption value	(196)	605
Cash distributions	(255)	(328)
Other comprehensive loss	(326)	(727)
Balance at March 29, 2014	$4,364	$10,865

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

The Company designates these contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date.  The effective portion of the derivatives’ gains or losses, resulting from changes in the fair value of these instruments is classified in accumulated other comprehensive income (loss), net of related tax effects and is reclassified from other comprehensive income (“OCI”) into earnings in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the derivatives’ gains or losses is recognized in earnings in the period such ineffectiveness occurs.  If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At March 29, 2014, the Company has approximately two years remaining on a CDN $90.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and twenty-six weeks ended March 29, 2014 was $0.3 million and $0.7 million, respectively. Additional interest expense pursuant to the cross currency swap agreement for the thirteen and twenty-six weeks ended March 30, 2013 was $0.4 million and $0.9 million, respectively.

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

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	March 29, 2014	September 28, 2013	Balance Sheet Classification
Derivatives designated as cash flow hedges:
Interest rate swaps	$(4,799)	$(6,004)	Other current liabilities
Coffee futures	16,901	—	Other current assets
Coffee futures	—	(3,809)	Other current liabilities
Foreign currency forward contracts	—	(141)	Other current liabilities
Foreign currency forward contracts	—	13	Other current assets
	$12,102	$(9,941)

Derivatives not designated as hedges:
Cross currency swap	$5,105	$—	Other current assets
Cross currency swap	—	(1,253)	Other current liabilities
Coffee futures	2,285	—	Other current assets
	$7,390	$(1,253)

Total	$19,492	$(11,194)

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

Offsetting of financial assets and derivative assets as of March 29, 2014 and September 28, 2013 is as follows (in thousands):

	Gross	Gross amounts	Net amount of assets presented	Gross amounts not offset in the Consolidated Balance Sheet
	amounts of recognized assets	offset in the Consolidated Balance Sheet	in the Consolidated Balance Sheet	Financial instruments	Cash collateral received	Net amount
Derivative assets, as of March 29, 2014	$24,969	$(678)	$24,291	$—	$—	$24,291
Derivative assets, as of September 28, 2013	13	—	13	—	—	13

Offsetting of financial liabilities and derivative liabilities as of March 29, 2014 and September 28, 2013 is as follows (in thousands):

	Gross	Gross amounts	Net amount of liabilities	Gross amounts not offset in the Consolidated Balance Sheet
	amounts of recognized liabilities	offset in the Consolidated Balance Sheet	presented in the Consolidated Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
Derivative liabilities, as of March 29, 2014	$5,477	$(678)	$4,799	$—	$—	$4,799
Derivative liabilities, as of September 28, 2013	11,207	—	11,207	—	—	11,207

The following table summarizes the amount of unrealized gain (loss), gross of tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cash Flow Hedges:
Interest rate swaps	$632	$638	$1,206	$1,670
Coffee futures	18,185	(50)	16,785	(948)
Foreign currency forward contracts	70	—	265	—
Total	$18,887	$588	$18,256	$722

The following table summarizes the amount of gains (losses), gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	Location of Losses Reclassified from OCI into Income
Coffee futures	$(1,235)	$(379)	$(1,441)	$(728)	Cost of sales
Foreign currency forward contracts	45	—	1	—	Cost of sales
Foreign currency forward contracts	23	—	(2)	—	Loss on foreign currency, net
Total	$(1,167)	$(379)	$(1,442)	$(728)

The Company expects to reclassify $0.9 million of net losses, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the thirteen weeks ended March 29, 2014, and March 30, 2014 (in thousands):

	Thirteen weeks ended
	March 29, 2014		March 30, 2013
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of Gain (Loss) Recognized in Income on Derivative
Foreign currency forwards contracts	$—	$—	$(10)	$10	Loss on foreign currency, net

The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the twenty-six weeks ended March 29, 2014, and March 30, 2014 (in thousands):

	Twenty-six weeks ended
	March 29, 2014		March 30, 2013
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of Gain (Loss) Recognized in Income on Derivative
Foreign currency forwards contracts	$—	$—	$(10)	$10	Loss on foreign currency, net

See Note 12, Stockholders’ Equity, for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

Net gains on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended		Location of net gain in
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	Unaudited Consolidated Statements of Operations
Net gain on cross currency swap	$2,900	$3,471	$7,461	$4,575	Gain on financial instruments, net
Net gain on coffee futures	4,051	—	6,176	—	Cost of sales
Total	$6,951	$3,471	$13,637	$4,575

In addition, for the thirteen and twenty-six weeks ended March 29, 2014, the Company recognized as a cost of sale $1.3 million in net gains representing the ineffective portion on coffee futures designated as cash flow hedges.  No amounts were recognized for the thirteen and twenty-six weeks ended March 30, 2013 for ineffectiveness.

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

The following table summarizes the fair values and the levels used in fair value measurements as of March 29, 2014 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(4,799)	$—
Cross currency swap	—	5,105	—
Coffee futures	—	19,186	—
Foreign currency forward contracts	—	—	—
Total	$—	$19,492	$—

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

As of March 29, 2014, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $166.9 million and $173.2 million as of March 29, 2014 and September 28, 2013, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

Long-Term Investment

The Company has a long-term investment of approximately $10 million included in other long-term assets in the accompany Unaudited Consolidated Balance Sheet as of March 29, 2014 that is not publicly traded.  This investment is carried at cost and reviewed quarterly for indicators of other-than-temporary impairment.  There were no events or circumstances during the fiscal quarter ended March 29, 2014 that indicated a decline in the fair value of the investment.

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

As of March 29, 2014, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carrryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but that the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits as of March 29, 2014 and September 28, 2013 was $20.1 million and $23.3 million, respectively.  The amount of unrecognized tax benefits at March 29, 2014 that would impact the effective tax rate if resolved in favor of the Company is $20.1 million.  As a result of prior acquisitions, the Company is indemnified for $12.6 million of the total reserve balance, and the indemnification is capped at CDN $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications have expiration dates through June 2015.

As of March 29, 2014 and September 28, 2013, accrued interest and penalties of $2.4 million and $2.0 million, respectively, were included in the Unaudited Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  The Company released $3.6 million of unrecognized tax benefits in the second quarter of fiscal 2014 and expects to release and additional $3.3 million in the third and fourth quarters of fiscal 2014 due to the expiration of the statute of limitations.

In the normal course of business, the Company is subject to tax examinations by taxing authorities both inside and outside of the United States.  During the second quarter of fiscal 2014, the IRS completed its examination of the Company’s fiscal year 2010 income tax return and the Company booked an immaterial adjustment as a discrete item in the current quarter.  With some exceptions, the Company is generally no longer subject to examinations with respect to returns filed for fiscal years prior to 2006.

12.       Stockholders’ Equity

Stock Repurchase Program

On July 30, 2012, the Board of Directors authorized a program for the Company to repurchase up to $500.0 million of the Company’s common shares over two years (the “2012 Share Repurchase Program”), at such times and prices as determined by the Company’s management.  On November 19, 2013, the Company’s Board of Directors approved and authorized the repurchase, on or prior to December 1, 2015, of up to an aggregate amount of $1.0 billion of the Company’s outstanding common shares (the “2013 Share Repurchase Program”), at such times and prices as determined by the Company’s management.  The 2013 Share Repurchase Program became effective upon completion of the 2012 Share Repurchase Program in March 2014.

On February 28, 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”) pursuant to the 2012 Share Repurchase Program and the 2013 Share Repurchase Program.  The ASR allows the Company to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, the Company agreed to purchase $700.0 million of its common stock, in total, with an initial delivery to the Company of 4,340,508 shares (“Initial Shares”) of the Company’s common stock by the Bank.  The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $700.0 million.  The repurchased shares were retired and returned to an unissued status.  The par value of the repurchased shares of $0.4 million was deducted from common stock and the excess repurchase price over the par value of $489.6 million was deducted from additional paid-in capital. The remainder of the total purchase price of $210.0 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital.  Final settlement of the ASR will occur no sooner than November 24, 2014 and no later than February 27, 2015 at the Bank’s discretion.  Upon settlement of the ASR, the total shares repurchased by the Company will be determined based on a share price equal to the daily volume weighted-average price (“VWAP”) of the Company’s common stock during the term of the ASR program, less a fixed per share discount amount.  At settlement, the Bank will deliver additional shares to the Company in the event total shares are greater than the 4,340,508 shares initially delivered, and the Company will issue additional shares to the Bank in the event total shares are less than the shares initially delivered.  The receipt or issuance of additional shares will result in a reclassification between additional paid-in capital and common stock equal to the par value of the additional shares received or issued.  The number of shares that may be required to be issued by the Company to the Bank is limited to 10.0 million shares under the ASR.

The Company reflected the unsettled portion of the ASR ($210.0 million) as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

As of March 29, 2014, based on the VWAP of the Company’s common stock for the period February 28, 2014 through March 29, 2014, settlement of the ASR would have resulted in 2.3 million additional shares delivered by the Bank to the Company.

As of March 29, 2014, an aggregate $354.4 million remained available for share repurchases under the 2013 Share Repurchase Program.

	Twenty-six weeks ended
	March 29, 2014(1)	Fiscal 2013
Number of shares acquired	6,610,091	5,642,793
Average price per share of acquired shares	$101.48	$33.37
Total cost of acquired shares (in thousands)	$880,816	$188,278

(1) Number of shares acquired and average price per share reflect Initial Shares at then current market price, subject to change pending final settlement, and total cost of acquired shares includes total purchase price of $700.0 million under the ASR.

Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands) for the twenty-six weeks ended March 29, 2014:

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2013	$(7,150)	$(12,035)	$(19,185)
Other comprehensive loss, before reclassifications	10,923	(45,192)	(34,269)
Amounts reclassified from accumulated other comprehensive income (loss)	861	—	861
Foreign currency exchange impact on cash flow hedges	(4)	4	—
Net current period other comprehensive loss	11,780	(45,188)	(33,408)
Balance at March 29, 2014	$4,630	$(57,223)	$(52,593)

The unfavorable translation adjustment change during the twenty-six weeks ended March 29, 2014 was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  The favorable cash flow hedges during the twenty-six weeks ended March 29, 2014 was primarily due to increases in “C” price of coffee.  See also Note 9, Derivative Financial Instruments.

Common Stock Sales

On February 27, 2014, the Company sold 16,684,139 shares of its common stock to Atlantic Industries, an indirect wholly owned subsidiary of The Coca-Cola Company, at $74.98 per share for an aggregate purchase price of $1,251 million, pursuant to a common stock purchase agreement dated February 5, 2014.  The purchase price was determined by the volume-weighted average price per share of the common stock for the 50 business days ending on February 5, 2014.  The sale was recorded to stockholders’ equity net of transaction-related expenses of approximately $7.9 million.

In addition, pursuant to pre-emptive rights set forth in the Common Stock Purchase Agreement (“CSPA”) between the Company and Luigi Lavazza S.p.A (“Lavazza) dated August 10, 2010,  the Company agreed not to sell or issue any shares of Common Stock for a period of five years and six months after September 28, 2010 without first offering Lavazza the opportunity to purchase an amount of newly issued securities.  In accordance with the CSPA, Lavazza is entitled to maintain its current percentage ownership of the Company’s outstanding common stock as of immediately prior to the closing of any common stock issuance, on terms and conditions not less favorable than those proposed for such offering, including price.  As a result of the February 27, 2014 issuance of common stock to Atlantic Industries described above, on March 28, 2014, the Company entered into a common stock purchase agreement with Lavazza to sell 1,407,000 shares of its common stock to Lavazza at $74.98 per share for an aggregate purchase price of $105.5 million.  The transaction closed on April 17, 2014.

Common Stock Dividends

During the second quarter of fiscal 2014, the Company declared a quarterly dividend of $0.25 per common share, or $40.5 million in the aggregate payable on May 2, 2014 to shareholders of record on April 5, 2014.  During the second quarter of fiscal 2014, the Company paid a quarterly dividend of $0.25 per common share, or $37.2 million in the aggregate, to shareholders of record on January 17, 2014, in connection with the quarterly regular dividend declared on November 19, 2013.

On May 5, 2014, the Company’s Board of Directors declared the Company’s next regular quarterly cash dividend of $0.25 per common share, payable on August 1, 2014, to shareholder of record as of the close of business on July 3, 2014.

No cash dividends were paid or declared in fiscal 2013.

13.       Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the twenty-six weeks ended March 29, 2014 and March 30, 2013:

	Twenty-six weeks ended
	March 29, 2014	March 30, 2013
Average expected life	5.5 years	6.0 years
Average volatility	75%	81%
Dividend yield	1.32%	—%
Risk-free interest rate	1.69%	1.02%
Weighted average fair value	$41.66	$31.02

Restricted Stock Units and Other Awards

The Company awards restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to eligible employees (“Grantee”) which entitle a Grantee to receive shares of the Company’s common stock.  RSUs and PSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting.  RSAs are awards of common stock that are restricted until the shares vest.  In general, RSUs and RSAs vest based on a Grantee’s continuing employment.  The vesting of PSUs is conditioned on the achievement of both a Grantee’s service and the Company’s performance requirements.  The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense for RSUs and RSAs is recognized ratably over a Grantee’s service period.  Compensation expense for PSUs is also recognized over a Grantee’s service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved.  The assessment of the probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change.  All awards are reserved for issuance under the Company’s Amended and Restated 2006 Incentive Plan (the “2006 Plan”) and the Company’s 2014 Omnibus Incentive Plan.  The awards vest over periods determined by the Board of Directors, generally in the range of three to four years for RSUs and RSAs, and three years for PSUs.

In addition, in fiscal 2013 the Company awarded deferred cash awards (“DCAs”) to Grantees which entitle a Grantee to receive cash over time upon vesting.  The vesting of DCAs is over a four year period conditioned on a Grantee’s continued employment.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the twenty-six weeks ended March 29, 2014 and March 30, 2013:

	Twenty-six weeks ended
	March 29, 2014	March 30, 2013
Average expected life	6 months	6 months
Average volatility	55%	114%
Dividend yield	1.33%	—%
Risk-free interest rate	0.04%	0.14%
Weighted average fair value	$22.72	$10.82

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $8.6 million and $9.0 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively; and $15.7 million and $15.1 million for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively.

14.       Legal Proceedings

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-FDS) for patent infringement related to Rogers’ sale of “OneCup” beverage cartridges for use with Keurig® brewers.  The suit alleges that the “OneCup” cartridges infringe certain Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138).  Keurig sought an injunction prohibiting Rogers from selling these cartridges, as well as money damages.  In late 2012, Rogers moved for summary judgment of no infringement as to all three asserted patents.  On May 24, 2013, the District Court granted Rogers’ summary judgment motions.  Keurig appealed the Court’s ruling to the United States Court of Appeals for the Federal Circuit.  On March 12, 2014, the Federal Circuit affirmed the District Court’s summary judgment ruling.  The Company is not seeking further review of that decision.

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

On January 24, 2012, Teashot.LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-cv-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup® packs containing tea.  The suit alleges that the Company, Keurig and Starbucks infringe a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to the Company’s Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement.  On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues.  On February 6, 2014, the district court granted the Company’s motion for summary judgment and denied Teashot’s motion.  The court also awarded the Company its costs.  On February 27, 2014, Teashot filed a notice of appeal with the United States Court of Appeals for the Federal Circuit seeking review of the District Court’s decision.  That appeal is now pending.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

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

The first putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint sought class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice.  On January 21, 2014, plaintiffs filed a notice of intent to appeal the court’s December 20, 2013 order to the United States Court of Appeals for the Second Circuit.  Pursuant to a schedule entered by the appeals court, briefing on the appeal will be completed on June 23, 2014.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The second putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, was also filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint included counts for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for alleged violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint sought class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013.  On September 26, 2013, the court issued an order granting defendants’ motions and dismissing the amended complaint without prejudice and allowing plaintiffs a 30-day period within which to amend their complaint.  On October 18, 2013, plaintiffs filed a notice of intent to appeal the court’s September 26, 2013 order to the United States Court of Appeals for the Second Circuit.  On November 1, 2013, following the expiration of the 30-day period to amend the complaint, defendants filed a motion for final judgment in District Court.  Briefing on the appeal was completed on January 28, 2014, and the appeals court has scheduled an oral argument on the appeal for June 6, 2014.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in now-dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint and the other pending putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P.  Stiller, et al., Civ. No. 2:12-cv- 00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action.  On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013.  On February 24, 2014, the court approved a further joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  As a result of the federal court’s ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted.  On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers.  The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions.  The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants.  The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013.  On April 21, 2014, the court approved a joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action, which remains pending with the court for approval.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Shareholder Demand

On January 27, 2014, the Company received a letter from a plaintiffs’ class action law firm, on behalf of a purported shareholder of the Company’s common stock, concerning the Schedule 14A the Company filed with the Securities and Exchange Commission on January 21, 2014 (the “Proxy Statement”).  The letter claimed that the circumstances surrounding the Board’s approval of Proposal No. 4 were not adequately disclosed in the Proxy Statement.  Proposal No. 4 sought shareholder approval of the 2014 Omnibus Incentive Plan, which, as disclosed in the Proxy Statement, if approved would replace the Company’s 2006 Plan and the Company’s Senior Executive Officer Short Term Incentive Plan.  The Company believes that the allegations by the law firm were frivolous and lacked merit because, as addressed in the Company’s Form 10-Q filed on February 5, 2014, among other reasons, they ignored the extensive disclosure provided in the Proxy Statement.  The law firm has not taken any action against the Company or the Board.  A majority of the shares voting at the Company’s March 6, 2014 annual meeting voted in favor of Proposal No. 4.

Antitrust Litigation

On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Green Mountain Coffee Roasters, Inc. and Keurig, Inc. in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al., No. 1:14-cv-00905-VSB).  The TreeHouse complaint asserts claims under the federal antitrust laws and various state laws, contending that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee portion packs, including through its contracts with suppliers and distributors and in connection with the launch of its next generation coffee brewer.  The TreeHouse complaint seeks monetary damages, declaratory relief, injunctive relief, and attorneys’ fees.

On March 13, 2014, JBR, Inc. (d/b/a Rogers Family Company) filed suit against Keurig Green Mountain, Inc. in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc., No. 2:14-cv-00677-KJM-CKD).  The claims asserted and relief sought in the JBR complaint are substantially similar to the claims asserted and relief sought in the TreeHouse complaint.

Additionally, beginning on March 10, 2014, twenty putative class actions asserting similar claims and seeking similar relief have been filed on behalf of purported direct and indirect purchasers of the Company’s products.  To date, these claims are pending in four federal district courts.

A motion is pending before the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer these various actions, including the Tree House and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings.  The Panel is scheduled to hear argument on this transfer motion on May 29, 2014.

On March 10, 2014, the Company filed a pre-motion letter indicating the bases on which it planned to move to dismiss the TreeHouse action.  After additional cases were filed in different courts, the Company notified the Court of its desire to stay the litigation pending the Panel’s decision on the transfer motion.  A conference was held in the Southern District of New York on May 1, 2014.  Judge Vernon S. Broderick agreed to stay the Company’s response deadline until after the Panel’s decision on the transfer motion.

On April 2, 2014, the Company moved to stay the JBR action pending the Panel’s decision.  On April 16, 2014, the plaintiff in the JBR action filed a motion for a preliminary injunction seeking to enjoin the Company from enforcing alleged exclusivity provisions of its distribution agreements with customers, making certain alleged statements about JBR, Inc. and its products, and introducing its next generation brewer to the extent that it includes alleged “lock-out” technology.  On May 2, 2014, Judge Kimberly J. Mueller granted the Company’s motion to stay all proceedings in the JBR action until after the Panel’s decision on the transfer motion.

The Company intends vigorously to defend all of the pending lawsuits.  Following the Panel’s ruling on the motion to transfer, the Company intends to move to dismiss these actions.

15.       Related Party Transactions

On February 5, 2014, the Company entered into a strategic collaboration arrangement with The Coca-Cola Company (“Coca-Cola”) to build and commercialize a global cold pod-based beverage platform.  Concurrently, the Company entered a Stock Purchase Agreement with Atlantic Industries, a wholly owned subsidiary of Coca-Cola, whereby Atlantic Industries purchased approximately 10% of the Company’s outstanding common stock.

Under the arrangement, Coca-Cola is responsible for supplying the beverage base for pods to be sold under brands owned by Coca-Cola and the Company is responsible for the development and funding for all pod and cold beverage brewer technology.  Coca-Cola will supply the beverage base to the Company and the Company will manufacture pods.  Coca-Cola and the Company will each sell the beverage pods in their respective designated channels.  Commercialization is currently expected to occur in fiscal 2015.

16.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Numerator for basic and diluted earnings per share:
Net income attributable to Keurig	$162,084	$132,421	$300,311	$240,004
Denominator:
Basic weighted-average shares outstanding	153,945,441	148,774,443	151,552,422	149,044,980
Effect of dilutive securities	3,517,655	3,535,610	2,973,327	3,505,180
Diluted weighted-average shares outstanding	157,463,096	152,310,053	154,525,749	152,550,160

Basic net income per common share	$1.05	$0.89	$1.98	$1.61
Diluted net income per common share	$1.03	$0.87	$1.94	$1.57

For the thirteen weeks ended March 29, 2014 and March 30, 2013, shares related to equity-based compensation of approximately 419,000 and 953,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the twenty-six weeks ended March 29, 2014 and March 30, 2013, shares related to equity-based compensation of approximately 602,000 and 1,101,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Keurig Green Mountain, Inc., formerly known as Green Mountain Coffee Roasters, Inc., (together with its subsidiaries, the “Company”, “Keurig”, “we”, “our”, or “us”).  You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leader in the specialty coffee and coffeemaker businesses in the United States and Canada.  We sell Keurig®  Single Cup brewers and roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified™, certified organic, flavored, limited edition and proprietary blends offered in K-Cup®, Vue® , and Rivo® packs (“packs”) for use with our Keurig®  Single Cup brewers.  We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.  In addition, we produce and sell other specialty beverages in packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages.  Unless the context indicates otherwise, the terms “Keurig”, the “Company”, “we”, “our”, or “us” refer to Keurig Green Mountain, Inc., together with its subsidiaries.

Products

Packs

In packs, we offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends.  We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences.  We manufacture and sell packs of our own brands and participating brands through licensing and manufacturing agreements.  We offer brand choice such as Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kirkland Signature™, Lavazza®, Lipton®, Millstone®, Newman’s Own® Organics, Snapple®, Starbucks®, Swiss Miss®, Tetley® , Twinings of London®, and Wolfgang Puck®.  We produce packs of tea through our own brands and has licensing agreements with Unilever North America (Lipton®), Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), Good Earth®Corporation and Tetley® USA, Inc. (Good Earth® and Tetley® branded teas), R. C. Bigelow, Inc. (Bigelow® branded teas), Snapple Beverage Corp. (Snapple® branded teas), Starbucks Corporation (Tazo® and Teavana®) and Associated British Foods plc (Twinings of London®) for manufacturing, distribution, and sale of portion packs.  In addition to coffee and tea, we also produce and sell portion packs for lemonade and hot apple cider under our Green Mountain Naturals™ brand, iced fruit brews under our Vitamin Burst™ brand, cocoa and other dairy-based beverages under our Café Escapes™ brand, and cocoa under the Swiss Miss® brand.

Brewers and Accessories

We are a leader in sales of coffeemakers in the U.S. and Canada.  As of the end of our 2013 fiscal year, we had the top four best-selling coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States.  Under the Keurig® K-Cup®, Keurig® Vue®, and co-branded Keurig® Rivo™ brand names, we offer a variety of commercial and home use brewers for the AFH and AH channels differentiated by features and size.  In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with “Keurig® Brewed”.  Licensees include Breville PTY Limited selling a “Breville®” branded brewer; Jarden Consumer Solutions selling a “Mr. Coffee®” branded brewer, and Conair Corporation selling a “Cuisinart®” branded brewer.

We offer a variety of accessories for the Keurig® Single Cup Brewing platforms including K-Cup® and Vue® pack storage racks, baskets, and brewer carrying cases.  We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and gourmet food items covering a wide range of price points.

Other Products

We sell coffee in other package types in addition to packs such as bagged coffee and cans (for the grocery and mass channels) and fractional packages and ancillary products (for the office coffee and food service channels).  We also earn royalties from licensees under various licensing agreements.

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

In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® Single Cup Brewing systems which includes both the brewer and related packs.  In the second fiscal quarter of 2014, approximately 94% of our consolidated net sales were attributed to the combination of packs and Keurig® Single Cup brewers and related accessories.

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

3                 Choice—with many single serve beverage brands across multiple beverage categories, Keurig offers more than 290 individual varieties, allowing consumers to enjoy and explore a wide range of beverages.  In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, in packs.

We see these benefits as being our competitive advantage and believe it’s the combination of these attributes that make the Keurig® Single Cup Brewing system appealing to consumers.

We are focused on building our brands and profitably growing our business.  We believe we can continue to grow sales by increasing consumer awareness in the U.S. and Canada, expanding into new geographic regions, expanding consumer choice of coffee, tea and other beverages in our existing brewing systems and through the introduction of new brewing platforms,  expanding sales in adjacent beverage industry segments and/or selectively pursuing other synergistic opportunities.

The key elements of our business strategy are as follows:

•                  Growing the current Keurig® Hot system in the U.S. and Canada;

•                  Expanding our brand offerings, both owned and partner brands;

•                  Expanding in current channels;

•                  Launching new brewer technologies and innovation;

•                  Beginning international expansion.

Growing the current Keurig® Hot system in the United States and Canada.  While we are positioned as a leader in the single serve hot beverage marketplace, we still have opportunities in the United States and Canada to increase household penetration.  We are continuing to execute a segmentation strategy to effectively showcase our extensive variety of beverage options.  We are also implementing measures to improve the shopping experience at retail to further distinguish the Keurig® brand and enhance brand recognition.  Additionally, we are launching targeted marketing campaigns to increase regional household penetration in certain geographic areas through increased awareness, trial and conversion.

Expanding our brand offering.  We have continued to expand consumer choice in the Keurig® Hot system by entering into or extending a number of business relationships which enable us to offer other strong national and regional coffee and tea brands, and store brands such as Dunkin’ DonutsTM, Seattle’s Best Coffee®, Starbucks®, The Coffee Bean & Tea Leaf®, Cinnabon®, Krispy Kreme®, Peet’s Coffee & Tea, Tazo®, Eight O’Clock®, Tetley®, Good Earth®, Snapple®, Kirkland SignatureTM and METRO’s Irresistibles K-Cup® packs for use with Keurig® Single Cup brewers. We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded packs to create additional single serve products that will help augment consumer demand for the Keurig® Single Cup Brewing systems.  Furthermore, we are expanding the use of our Keurig® Single Cup Brewing system beyond beverages through innovative partnerships, the first of which is with the Campbell Soup Company to produce Campbell’s Fresh-Brewed Soup K-Cup® packs which we announced in September 2013.

As announced in February 2014, we signed a ten year agreement to collaborate on the development and introduction of the Coca-Cola Company’s global brand and portfolio for use in our forthcoming Keurig ColdTM at-home beverage system.  Under the collaboration arrangement, we are the Coca-Cola Company’s exclusive partner for the production and sale of the Coca-Cola Company-branded single serve, pod-based cold beverages.

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

•                  An expansion of the Keurig® Hot system with introduction of a new commercial grade Keurig® Bolt™ platform which, following in-office testing, is estimated to be available throughout the U.S. and Canada in fiscal 2014;

•                  An introduction of the next generation beverage platform of the Keurig® Hot beverage system, which will combine the qualities and technologies of our existing K-Cup® and Vue® platforms to offer a wider array of beverages and available sizes, with an estimated launch in late fiscal 2014; and

•                  An estimated launch in fiscal 2015 of the Keurig ColdTM system, which will deliver freshly prepared carbonated, sparkling and still beverages.

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

For the second fiscal quarter of 2014, our net sales of $1,103.1 million represented growth of 10% over the second fiscal quarter of 2013 (“the prior year period”).  Gross profit for the second fiscal quarter of fiscal 2014 was $457.4 million, or 41.5% of net sales, as compared to $415.1 million, or 41.3% of net sales for the prior year period.  For the second fiscal quarter of 2014, selling, operating, and general and administrative expenses (“SG&A”) decreased 3.0% to $196.9 million from $203.0 million for the prior year period.  As a percentage of sales, SG&A expenses decreased to 17.9% in the second fiscal quarter of 2014 from 20.2% in the prior year period.  Our operating margin improved to 23.6% in the second fiscal quarter of 2014 from 21.1% in the prior year period.

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

We generated $593.6 million in cash from operating activities during the twenty-six weeks ended March 29, 2014 as compared to $604.7 million during the twenty-six weeks ended March 30, 2013.  During the second quarter of fiscal 2014, we also completed a sale of our common stock resulting in proceeds of $1,243 million, net of transaction expenses.  We used cash during the twenty-six weeks ended March 29, 2014 primarily to pay dividends of $37.2 million, fund capital expenditures of $119.0 million and repurchase shares of our common stock for $880.8 million.

We routinely analyze our short-term and long-term cash requirements to continue to grow the business.  In addition to funding share repurchases and cash dividends, we expect most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

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

We evaluate the performance of our operating segments based on several factors, including net sales to external customers and operating income.  Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process. Operating income represents gross profit less selling, operating, general and administrative expenses.  Our manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs.  Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized.  Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments.  Expenses not specifically related to an operating segment are presented under “Corporate - Unallocated.”  Corporate - Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise.  Corporate Unallocated expenses also include depreciation for corporate headquarters, corporate sustainability expenses, interest expense not directly attributable to an operating segment, the majority of foreign exchange gains or losses, certain corporate legal expenses and compensation of the Board of Directors.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.5%	58.7%	63.0%	64.4%
Gross profit	41.5%	41.3%	37.0%	35.6%

Selling and operating expenses	11.3%	12.4%	11.8%	12.7%
General and administrative expenses	6.5%	7.8%	5.7%	6.1%
Operating income	23.6%*	21.1%	19.6%*	16.8%

Other income, net	0.1%	0.0%	0.1%	0.0%
Gain on financial instruments, net	0.3%	0.3%	0.3%	0.2%
Loss on foreign currency, net	(0.8)%	(0.6)%	(0.8)%	(0.4)%
Interest expense	(0.3)%	(0.4)%	(0.2)%	(0.4)%
Income before income taxes	22.9%	20.5%*	18.9%*	16.3%*

Income tax expense	(8.2)%	(7.3)%	(6.9)%	(6.0)%
Net income	14.7%	13.2%	12.1%*	10.3%

Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%

Net income attributable to Keurig	14.7%	13.2%	12.1%	10.2%*

* Does not sum due to rounding.

Segment Summary

Net sales and operating income for each of our operating segments are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Domestic	$970.3	$865.6	$2,162.1	$1,997.6
Canada	132.8	139.2	327.6	346.3
Total net sales	$1,103.1	$1,004.8	$2,489.7	$2,343.9

	Operating income (loss) (in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Domestic	$278.0	$239.9	$510.8	$430.9
Canada	20.8	20.2	52.7	46.2
Corporate	(38.3)	(48.1)	(76.4)	(82.6)
Total operating income	$260.5	$212.0	$487.1	$394.5

Thirteen weeks ended March 29, 2014 as compared to the thirteen weeks ended March 30, 2013

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	March 29, 2014	March 30, 2013	$ Increase (Decrease)	% Increase (Decrease)
Packs	$898.2	$794.0	$104.2	13%
Brewers and accessories	137.6	126.8	10.8	9%
Other products	67.3	84.0	(16.7)	(20)%
Total net sales	$1,103.1	$1,004.8	$98.3	10%

Net sales for the second quarter of fiscal 2014 increased by $98.3 million, or 10%, to $1,103.1 million as compared to the prior year period.  The 10% increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1%.

The primary drivers of the 10% increase in our net sales as compared to the prior year period were (i) a $104.2 million, or 13%, increase in total pack net sales and (ii) a $10.8 million, or 9%, increase in Keurig® Single Cup brewer and accessory net sales, both of which were partially offset by a $16.7 million, or 20%, decrease in other product net sales.

The increase in pack net sales as compared to the prior year period was driven by (i) a 15 percentage point increase due to volume and (ii) a 2 percentage point increase due to pack mix, both of which were partially offset by a 4 percentage point decrease due to net price realization and the impact of foreign currency exchange rates.  During the second quarter of fiscal 2014, the positive mix was attributable to the fact that we sold more packs to retailers and consumers, where there is a higher wholesale average selling price, than to brand owners, where there is a lower wholesale selling price. We anticipate this increase in net sales due to mix change to fluctuate and we don’t view mix results for the second quarter of fiscal 2014 as indicative of any particular trend.

The increase in brewer and accessory net sales as compared to the prior year period was primarily driven by a 29 percentage point increase in brewer sales volume, partially offset by (i) an 18 percentage point decrease due to brewer net price realization resulting from a strategic decision to drive brewer volume to further expand the installed base of our Keurig® hot platform and (ii) a 2 percentage point decrease due to brewer product mix. The decrease in brewer mix is due to selling fewer higher priced brewers than lower priced brewers in the second quarter of fiscal 2014 as compared to the prior year period.  Additionally, accessory net sales increased by approximately $0.5 million, or 3 percentage points over the prior year period.

Net sales of other products declined $16.7 million, or 20%, in the quarter over the prior year period primarily due to the continuing demand shift from traditional coffee package format to packs.

Domestic

Domestic segment net sales increased by $104.7 million, or 12%, to $970.3 million in the second quarter of fiscal 2014 as compared to $865.6 million in the prior year period.  The increase is due primarily to a $96 million, or 13%, increase related to net sales of packs.

Canada

Canada segment net sales decreased by $6.4 million, or 5%, to $132.8 million in the second quarter of fiscal 2014 as compared to $139.2 million in the prior year period.  Excluding an $11.7 million or 8% decrease related to the unfavorable impact of foreign currency exchange rates, net sales increased by $5.3 million primarily due to (i)  a $3.4 million, or 28%, decrease related to net sales of Keurig® Single Cup brewers and accessories, and (ii) a $6.1 million, or 12%, decrease in net sales of other products, such as coffee sold in traditional package formats, both of which were offset by a $14.8 million, or 20% increase in net sales of packs driven by a demand shift from coffee sold in traditional package formats to packs.

Gross Profit

Gross profit for the second quarter of fiscal 2014 was $457.4 million, or 41.5% of net sales as compared to $415.1 million, or 41.3% of net sales, in the prior year period.  The increase in gross margin in the second quarter of fiscal 2014 compared to the prior year period was primarily attributable to an increase of approximately 440 basis points related to a decrease in green coffee costs, which was partially offset by (i) a decrease of approximately 150 basis points related to net price realization primarily associated with packs; (ii) a decrease of approximately 80 basis points associated with manufacturing lines that were disassembled, and (iii) a decrease of approximately 100 basis points related to net price realization primarily associated with brewers. Some components from the disassembled lines are being used for new product platform manufacturing development.

Selling, Operating, General and Administrative Expenses

SG&A expenses decreased by 3.0% to $196.9 million in the second quarter of fiscal 2014 from $203.0 million in the prior year period.  SG&A expenses as a percentage of net sales decreased to 17.9% in the second quarter of fiscal 2014 from 20.2% in the prior year period.  The decrease in SG&A over the prior year period is primarily attributed to a decrease in marketing, other selling, operating, general and administrative expenses, primarily consulting expenses, partially offset by an increase in expenses related to research and development.

Segment Operating Income (Loss)

Operating income for the Domestic segment increased by $38.1 million, or 16%, primarily attributable to higher sales volume for packs and brewers as well as lower green coffee costs.  Operating income for the Canada segment increased by $0.6 million, or 3%, primarily attributable to lower green coffee costs, partially offset by the impact of unfavorable fluctuations in foreign exchange rates.  The operating loss for Corporate - Unallocated decreased by $9.8 million, or 20%, primarily due to decreased expenses related to consulting.

Gain on Financial Instruments, Net

We recorded $2.9 million in net gains on financial instruments not designated as hedges for accounting purposes during the second quarter of fiscal 2014 as compared to $3.5 million in net gains during the prior year period.  The net gains were primarily attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Loss on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the second quarter of fiscal 2014, we incurred net foreign currency losses of approximately $8.7 million as compared to net losses of $6.1 million during the prior year period.  The net foreign currency losses primarily related to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $3.0 million in the second quarter of fiscal 2014, as compared to $3.8 million in the prior year period.  The decrease in interest expense was primarily due to lower average outstanding debt in the second quarter of fiscal 2014 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 35.8% for the second quarter of fiscal 2014 as compared to a 35.6% effective tax rate for the prior year period.  The effective tax rate for the prior year period was impacted primarily by discrete items including a $2.9 million research and development catch-up adjustment due to the enactment on January 2, 2013 of the American Taxpayer Relief Act of 2012 and the release of a $2.2 million uncertain tax position on which the statue of limitations had expired.  The effective tax rate for the second quarter of fiscal 2014 was primarily impacted by the release of a $3.4 million uncertain tax position due to the expiration of the statute of limitations and a $3.6 million stock option deduction.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the second quarter of fiscal 2014 was $162.1 million, an increase of $29.7 million or 22%, as compared to $132.4 million in the prior year period.

Non-GAAP net income (when excluding legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation as well as non-cash related items such as amortization of identifiable intangibles) increased 20% to $169.8 million for the second quarter of fiscal 2014 from $140.9 million non-GAAP net income in the prior year period.

Diluted EPS was $1.03 per share in the second quarter of fiscal 2014, as compared to $0.87 per share in the prior year period.

Non-GAAP diluted EPS was $1.08 per share in the second quarter of fiscal 2014, as compared to $0.93 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended March 29, 2014 and March 30, 2013 (in thousands, except per share data):

	Thirteen weeks ended
	March 29, 2014	March 30, 2013
Net income attributable to Keurig	$162,084	$132,421
After tax:
Expenses related to SEC inquiry (1)	348	672
Amortization of identifiable intangibles (2)	7,334	7,826
Non-GAAP net income attributable to Keurig	$169,766	$140,919

	Thirteen weeks ended
	March 29, 2014	March 30, 2013
Diluted income per share	$1.03	$0.87
After tax:
Expenses related to SEC inquiry (1)	0.00	0.00
Amortization of identifiable intangibles (2)	0.05	0.05
Non-GAAP net income per share	$1.08	$0.93	*

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $0.2 million and $0.4 million for each of the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 14, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.5 million and $3.6 million for each of the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

Twenty-six weeks ended March 29, 2014 as compared to the twenty-six weeks ended March 30, 2013

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Twenty-six weeks ended
	March 29, 2014	March 30, 2013	$ Increase (Decrease)	% Increase (Decrease)
Packs	$1,829.5	$1,657.7	$171.8	10%
Brewers and accessories	512.7	504.1	8.6	2%
Other products	147.5	182.1	(34.6)	(19)%
Total net sales	$2,489.7	$2,343.9	$145.8	6%

Net sales for the twenty-six weeks ended March 29, 2014 (the “2014 YTD period”) increased by $145.8 million, or 6%, to $2,489.7 million, as compared to $2,343.9 million reported for the twenty-six weeks ended March 30, 2013 (“the prior YTD period”).  The 6%, increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1%.

The primary drivers of the 6% increase in our net sales over the prior YTD period were a $171.8 million, or 10%, increase in total pack net sales and an $8.6 million, or 2%, increase in Keurig® Single Cup brewer and accessory sales, both of which were offset by a $34.6 million, or 19%, net decrease in other products.

The increase in pack net sales over the prior YTD period was driven by a 13 percentage point increase due to volume, and was offset by a 3 percentage point decrease due to net price realization and the impact of foreign currency exchange rates.

The increase in brewer and accessory net sales over the prior YTD period was primarily driven by an 11 percentage point increase due to brewer sales volume, and was offset by (i) a 6 percentage point decrease due to brewer net price realization resulting from a strategic decision to drive brewer volume to further expand the installed base of our Keurig® hot platform and (ii) a 2 percentage point decrease due to brewer product mix. The decrease in mix is primarily due to selling fewer  higher priced brewers than lower priced brewers in the second quarter of fiscal 2014 as compared to the prior quarter.  Additionally, accessory net sales declined by approximately $4.7 million, or 12 percentage points over the prior YTD period.

Net sales of other products declined $34.6 million, or 19%, in the quarter over the prior YTD period primarily due to the continuing demand shift from traditional coffee package format to packs.

Domestic

Domestic segment net sales increased by $164.6 million, or 8%, to $2,162.1 million in the 2014 YTD period as compared to $1,997.5 million in the prior YTD period.  The increase is due primarily to a $154 million, or 10%, increase related to sales of packs.

Canada

Canada segment net sales decreased by $18.7 million, or 5%, to $327.6 million in the 2014 YTD period, as compared to $346.3 million in the prior YTD period.  Excluding an $22.0 million, or 6%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales increased by $3.3 million primarily due to (i) a $10.5 million, or 16%, decrease related to net sales of Keurig® Single Cup brewers and accessories, and (ii) a $16.7 million, or 14%, decrease in net sales of other products, such as coffee sold in traditional package formats, both of which were offset by a $30.5 million, or 19% increase in net sales of packs driven by a demand shift from coffee sold in traditional package formats to packs.

Gross Profit

Gross profit for the 2014 YTD period was $921.5 million, or 37.0% of net sales, as compared to $834.3 million, or 35.6% of net sales, in the prior year period.  The increase in gross margin over the prior YTD period was primarily attributable to an increase of approximately 410 basis points due to a decrease in green coffee costs partially offset by (i) a decrease of approximately 120 basis points due to lower net price realization primarily associated with packs, (ii) a decrease of approximately 70 basis points due to increased manufacturing overhead, and (iii) a decrease of approximately 70 basis points due to lower net price realization primarily associated with brewers.  Some components from the disassembled lines are being used for new product platform manufacturing development.

Selling, Operating, General and Administrative Expenses

SG&A expenses decreased 1% to $434.4 million in the 2014 YTD period from $439.8 million in the prior YTD period.  SG&A expenses as a percentage of net sales decreased to 17.4% in the 2014 YTD period from 18.8% in the prior YTD period.  The decrease in SG&A over the prior YTD period is primarily attributed to decreased marketing, other selling, operating, general and administrative expenses, primarily consulting expenses, partially offset by increased expenses related to research and development.

Segment Operating Income (Loss)

Operating income for the Domestic segment increased by $79.9 million, or 19%, primarily attributable to higher sales volume for packs and brewers as well as lower green coffee costs.  Operating income for the Canada segment increased by $6.5 million, or 14%, primarily attributable to lower green coffee costs and a reduction in professional and administrative expenses, partially offset by the impact of unfavorable fluctuations in foreign exchange rates.  The operating loss for Corporate - Unallocated decreased by $6.2 million, or 7%, primarily due to decreased expenses related to consulting.

Gain on Financial Instruments

We recorded $7.5 million in net gains on financial instruments not designated as hedges for accounting purposes during the 2014 YTD period as compared to $4.6 million in net gains during the prior YTD period.  For both the 2014 and prior YTD periods, the net gains and losses were primarily attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Loss on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the 2014 YTD period, we incurred a net foreign currency loss of $19.3 million as compared to a net loss of $8.8 million during the prior YTD period.  The net foreign currency loss and gain were primarily attributable to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $5.6 million in the 2014 YTD period, as compared to $9.5 million in the prior YTD period.  The decrease in interest expense was primarily due to lower average outstanding debt during the twenty-six weeks ended March 29, 2014 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 36.2% for the 2014 YTD period, as compared to a 36.9% effective tax rate in the prior YTD period.  The lower effective tax rate for the 2014 YTD period was due primarily to increased stock option deductions and the expiration of the statute of limitations on uncertain tax positions.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the 2014 YTD period was $300.3 million, an increase of $60.3 million or 25%, as compared to $240.0 million in the prior YTD period.

Non-GAAP net income (when excluding legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation as well as non-cash related items such as amortization of identifiable intangibles) increased 23% to $315.9 million for the 2014 YTD period from $256.9 million non-GAAP net income in the prior YTD period.

Diluted EPS was $1.94 per share in the 2014 YTD period, as compared to $1.57 per share in the prior YTD period.

Non-GAAP diluted EPS was $2.04 per share in the 2014 YTD period, as compared to $1.68 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the twenty-six weeks ended March 29, 2014 and March 30, 2013 (in thousands, except per share data):

	Twenty-six weeks ended
	March 29, 2014	March 30, 2013
Net income attributable to Keurig	$300,311	$240,004
After tax:
Expenses related to SEC inquiry (1)	584	1,116
Amortization of identifiable intangibles (2)	14,976	15,777
Non-GAAP net income attributable to Keurig	$315,871	$256,897

	Twenty-six weeks ended
	March 29, 2014	March 30, 2013
Diluted income per share	$1.94	$1.57
After tax:
Expenses related to SEC inquiry (1)	0.00	0.01
Amortization of identifiable intangibles (2)	0.10	0.10
Non-GAAP net income per share	$2.04	$1.68

(1)         Represents legal and accounting expenses, net of income taxes of $0.3 million and $0.6 million for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 14, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $7.0 million and $7.2 million for the twenty-six weeks ended March 29, 2014 and March 30, 2013, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

Liquidity and Capital Resources

We have principally funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities, proceeds from sales of our common stock, borrowings under our credit facilities and capital lease and financing obligations.  During the second quarter of fiscal 2013, we received $1,243 million, net of transaction-related expenses, from the issuance of 16,684,139 shares of common stock to Atlantic Industries, a wholly owned subsidiary of the The Coca-Cola Company.  At March 29, 2014, we had $269.1 million in outstanding debt and capital lease and financing obligations, $1,112.2 million in cash and cash equivalents and $1,591.1 million of working capital (including cash).  At September 28, 2013, we had $251.0 million in outstanding debt and capital lease and financing obligations, $260.1 million in cash and cash equivalents and $924.4 million of working capital (including cash).

As of March 29, 2014, we had approximately $184.5 million of undistributed international earnings, most of which are Canadian-sourced.  With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings.  If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material.  Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.  Additionally, we had $61.2 million of cash and cash equivalents as of March 29, 2014 held in international jurisdictions which will be used to fund capital and other cash requirements of international operations, primarily held by our Canadian business.

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities during the twenty-six weeks ended March 29, 2014 was $593.6 million as compared to $604.7 million for the prior year period.  We generated $300.8 million in net income for the twenty-six weeks ended March 29, 2014.  We incurred non-cash expenses of $126.2 million primarily related to depreciation and amortization.  Other significant changes in assets and liabilities affecting net cash provided by operating activities were decrease in inventories of $219.4 million offset by a decrease in accounts payable and accrued expenses of $83.1 million.

Investing Activities:

Investing activities primarily include capital expenditures for equipment and building improvements.

Capital expenditures were $119.0 million for the twenty-six weeks ended March 29, 2014 as compared to $148.3 million for the prior year period.  Capital expenditures incurred on an accrual basis during the twenty-six weeks ended March 29, 2014 consisted primarily of $21.8 million related to increasing packaging capabilities for Keurig® beverage platforms,  $49.8 million related to facilities and related infrastructure, $33.9 million related to information technology infrastructure and systems and $36.5 million for new product platforms.  Of the $49.8 million in capital expenditures related to facilities and related infrastructure, $25.4 million relates to fixed assets acquired under capital lease and financing obligations.  In fiscal 2014, we currently expect to invest between $350.0 million to $400.0 million in capital expenditures to support our future growth.

Financing Activities:

Cash provided by financing activities for the twenty-six weeks ended March 29, 2014 totaled $390.0 million.  We received $1,243 million, net of transaction-related expenses from the issuance of 16,684,139 shares of common stock to Atlantic Industries, a wholly owned subsidiary of the The Coca-Cola Company.  We used $880.8 million of cash to fund share repurchase activity under our existing authorized share repurchase programs during the twenty-six weeks ended March 29, 2014.

Cash flows from operating and financing activities included a $46.2 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units and performance stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long Term Debt

Under our Amended and Restated Credit Agreement (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At March 29, 2014, we had $167.8 million outstanding under the term loan A facility, no balances outstanding under the revolving credit facilities and $6.2 million in letters of credit with $993.8 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate as of March 29, 2014 and September 28, 2013 was 3.6% and 3.5%, respectively, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

All of our assets and the assets of our wholly owned material subsidiaries are pledged as collateral under the Restated Credit Agreement.  The Restated Credit Agreement contains customary negative covenants, subject to certain exceptions, including limitations on: liens; investments; indebtedness; mergers and consolidations; asset sales; dividends and distributions or repurchases of our capital stock; transactions with affiliates; certain burdensome agreements; and changes in our lines of business.

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At March 29, 2014, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

Interest Rate Swaps

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at March 29, 2014 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At March 29, 2014, we estimate we would have paid $4.8 million (gross of tax), if we terminated the interest rate swap agreements.  We designate the interest rate swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During each of the thirteen weeks ended March 29, 2014 and March 30, 2013, we incurred $0.8 million in additional interest expense pursuant to interest rate swap agreements.

Common Stock Sales

On February 27, 2014, we sold 16,684,139 shares of common stock to Atlantic Industries, an indirect wholly owned subsidiary of The Coca-Cola Company, at $74.98 per share for an aggregate purchase price of $1,251 million, pursuant to a common stock purchase agreement dated February 5, 2014.

In addition, pursuant to pre-emptive rights set forth in the Common Stock Purchase Agreement (“CSPA”) between us and Luigi Lavazza S.p.A (“Lavazza) dated August 10, 2010, we agreed not to sell or issue any shares of Common Stock for a period of five years and six months after September 28, 2010 without first offering Lavazza the opportunity to purchase an amount of newly issued securities.  In accordance with the CSPA, Lavazza is entitled to maintain its current percentage ownership of our outstanding common stock as of immediately prior to the closing of any common stock issuance, on terms and conditions not less favorable than those proposed for such offering, including price.  As a result of the February 27, 2014 issuance of common stock to Atlantic Industries described above, on March 28, 2014, we entered into a common stock purchase agreement with Lavazza to sell 1,407,000 shares of our common stock to Lavazza at $74.98 per share for an aggregate purchase price of $105.5 million.  The transaction closed on April 17, 2014.

Share Repurchases and Dividends

On July 30, 2012, our Board of Directors authorized a program (the “2012 Share Repurchase Program”) for us to repurchase up to $500.0 million of our common shares over two years, at such times and prices as determined by our management.  On November 19, 2013, our Board of Directors approved and authorized the repurchase, on or prior to December 1, 2015, of up to an aggregate amount of $1.0 billion of our outstanding common shares (the “2013 Share Repurchase Program”), at such times and prices as determined by our management.  The 2013 Share Repurchase Program became effective upon completion of the 2012 Share Repurchase Program in March 2014.  As of March 29, 2014 we have $354.4 million remaining under the 2013 Share Repurchase Program and additional repurchases will be made with cash on hand, cash from operations and funds available through our existing credit facility.  See Note 12, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

On February 28, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”) pursuant to the 2012 and 2013 Share Repurchase Programs.  The ASR allows us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, we agreed to purchase $700.0 million of its common stock, in total, with an initial delivery to us of 4,340,508 shares (“Initial Shares”) of our common stock by the Bank.  The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $700.0 million.  The repurchased shares were retired and returned to an unissued status.  The remainder of the total purchase price of $210.0 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital.  Final settlement of the ASR will occur no sooner than November 24, 2014 and no later than February 27, 2015 at the Bank’s discretion.  Upon settlement of the ASR, the total shares repurchased by us will be determined based on a share price equal to the daily volume weighted-average price (“VWAP”) of our common stock during the term of the ASR program, less a fixed per share discount amount.  At settlement, the Bank will deliver additional shares to us in the event total shares are greater than the 4,340,508 shares initially delivered, and we will issue additional shares to the Bank in the event total shares are less than the shares initially delivered.  The receipt or issuance of additional shares will result in a reclassification between additional paid-in capital and common stock equal to the par value of the additional shares received or issued.  The number of shares that we may be required to issue to the Bank is limited to 10.0 million shares under the ASR.

As announced on May 7, 2014, our Board of Directors authorized a program for the Company to repurchase up to an additional $1.0 billion of the Company’s common stock over two years, at such time and prices as determined by the Company’s management.  This authorization is in addition to the remaining $354.4 million as of March 29, 2014 on the previously authorized $1.0 billion authorization from November 2013.

During the second quarter of fiscal 2014, we declared a quarterly dividend of $0.25 per common share, or $40.5 million in the aggregate payable on May 2, 2014 to shareholders of record on April 5, 2014.  During the second quarter of fiscal 2014, we paid a quarterly dividend of $0.25 per common share, or $37.2 million in the aggregate, to shareholders of record on January 17, 2014, in connection with the quarterly regular dividend declared on November 19, 2013.

On May 5, 2014, our Board of Directors declared our next regular quarterly cash dividend of $0.25 per common share, payable on August 1, 2014, to shareholder of record as of the close of business on July 3, 2014.

No cash dividends were paid or declared in fiscal 2013.

We believe that our cash flows from operating activities, existing cash and our credit facilities will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures, service debt requirements through the next 12 months, fund any purchases of our common shares under the repurchase programs authorized by the Board of Directors and pay dividends.  We continuously evaluate our capital requirements and access to capital.  We may opt to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt	Interest Expense (1)	Operating Lease Obligations	Capital Lease Obligations (2)	Financing Obligations (3)	Purchase Obligations	Total
Remainder of 2014	$6,445	$2,947	$9,139	$1,599	$922	$579,822	$594,991
FY 2015 - FY 2016	159,325	7,666	29,299	7,676	18,240	671,214	885,740
FY 2017 - FY 2018	872	76	15,550	7,676	19,245	550,762	594,181
Thereafter	223	9	21,145	31,978	113,723	44,043	211,121
Total	$166,865	$10,698	$75,133	$48,929	$152,130	$1,845,841	$2,286,033

(1)         Based on rates in effect at March 29, 2014.

(2)         Includes principal and interest payments under capital lease obligations.

(3)         Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense upon completion of construction.

In addition, we have $20.1 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $12.6 million expiring through June 2015.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations.  A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date.  ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  The adoption of ASU 2014-08 is not expected to have a material impact on our net income, financial position or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 was issued to eliminate diversity in practice regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU will become effective beginning in fiscal 2015.  The adoption of ASU 2013-11 is not expected to have a material impact on our net income, financial position or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”).  ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity.  The amendments in this ASU will become effective beginning in fiscal 2015.  The adoption of ASU 2013-05 is not expected to have a material impact on our net income, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations.  The amendments in this ASU will become effective beginning in fiscal 2015.  The adoption of ASU 2013-04 is not expected to have a material impact on our net income, financial position or cash flows.

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

Forward-Looking Statements

Certain information in this filing constitutes “forward-looking statements.”  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.”  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the success of introducing and producing new product offerings, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, projections of payment of dividends, and the impact of the inquiry initiated by the SEC and any related litigation or additional governmental inquiry or enforcement proceedings, as well as litigation asserting claims against us under the federal antitrust laws and various state laws.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2013 Annual Report filed on Form 10-K, as amended, and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total Debt Outstanding and average effective interest rate at March 29, 2014
Long-term debt:
Variable rate (in thousands)	$6,250	$18,750	$9,688	$—	$—	$—	$34,688
Average interest rate	1.7%	1.7%	1.7%	—%	—%	—%	1.7%
Fixed rate (in thousands)	$195	$460	$130,427	$428	$444	$223	$132,177
Average interest rate	4.0%	4.0%	4.1%	4.3%	4.3%	4.3%	4.1%

At March 29, 2014, we had $34.7 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $0.3 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $0.9 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On March 29, 2014, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will terminate in November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts nine to twelve months prior to delivery, so that we can adjust our sales prices to the marketplace.  At March 29, 2014, we had approximately $409.2 million in green coffee purchase commitments, of which approximately 81% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  The effective portion of the hedges’ gains or losses resulting from changes in the fair value of the hedges are deferred in other comprehensive income, net of tax effects, until the hedged inventory sale is recognized in earnings, at which point the gains and losses are recognized as a cost of sales.  Any ineffective portion of the hedges’ gains or losses are recognized in the cost of sales in the period they occur.  When these commodity-based financial instruments are not classified as cash flow hedges, gain and losses are immediately recognized into cost of sales.  At March 29, 2014, we held outstanding futures contracts covering 37.1 million pounds of coffee with a net fair market value of $19.2 million, gross of tax.  At September 28, 2013, we held outstanding futures contracts covering 28.6 million pounds of coffee with a fair market value of $(3.8) million, gross of tax.

At March 29, 2014, we are exposed to approximately $79.4 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $40.1 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 28, 2013.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at March 29, 2014 by approximately $7.9 million.

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

At March 29, 2014, we had approximately two years remaining on a CDN $90.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.

We occasionally use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.  We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the Unaudited Consolidated Statements of Operations.  We had no outstanding foreign currency forward contracts designated as fair value hedges at March 29, 2014.  In addition, we use foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments.  We designate these contracts as cash flow hedges and measure the effectiveness at each balance sheet date.  The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss).  The gains or losses on these instruments are reclassified from other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings.  If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.  At March 29, 2014, we had no outstanding foreign currency forward contracts designated as cash flow hedges.

Movements in foreign currency exchange rates exposes us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $155.5 million at March 29, 2014.  Based on our net un-hedged assets that are affected by movements in foreign currency exchange rates as of March 29, 2014, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $15.5 million.  In addition, at March 29, 2014 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $625.5 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $62.6 million with a corresponding charge to other comprehensive income (loss).

Item 4.  Controls and Procedures

As of March 29, 2014, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

On November 2, 2011, Keurig filed suit against JBR, INC., d/b/a Rogers Family Company (“Rogers”) in the United States District Court for the District of Massachusetts (Civil Action No. 1:11-cv-11941-FDS) for patent infringement related to Rogers’ sale of “OneCup” beverage cartridges for use with Keurig® brewers.  The suit alleges that the “OneCup” cartridges infringe certain Keurig patents (U.S. Patent Nos. D502,362, 7,165,488 and 7,347,138).  Keurig sought an injunction prohibiting Rogers from selling these cartridges, as well as money damages.  In late 2012, Rogers moved for summary judgment of no infringement as to all three asserted patents.  On May 24, 2013, the District Court granted Rogers’ summary judgment motions.  Keurig appealed the Court’s ruling to the United States Court of Appeals for the Federal Circuit.  On March 12, 2014, the Federal Circuit affirmed the District Court’s summary judgment ruling.  The Company is not seeking further review of that decision.

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

On January 24, 2012, Teashot.LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-cv-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup® packs containing tea.  The suit alleges that the Company, Keurig and Starbucks infringe a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to the Company’s Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement.  On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues.  On February 6, 2014, the district court granted the Company’s motion for summary judgment and denied Teashot’s motion.  The court also awarded the Company its costs.  On February 27, 2014, Teashot filed a notice of appeal with the United States Court of Appeals for the Federal Circuit seeking review of the District Court’s decision.  That appeal is now pending.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

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

The first putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint sought class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice.  On January 21, 2014, plaintiffs filed a notice of intent to appeal the court’s December 20, 2013 order to the United States Court of Appeals for the Second Circuit.  Pursuant to a schedule entered by the appeals court, briefing on the appeal will be completed on June 23, 2014.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The second putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, was also filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint included counts for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for alleged violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint sought class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013.  On September 26, 2013, the court issued an order granting defendants’ motions and dismissing the amended complaint without prejudice and allowing plaintiffs a 30-day period within which to amend their complaint.  On October 18, 2013, plaintiffs filed a notice of intent to appeal the court’s September 26, 2013 order to the United States Court of Appeals for the Second Circuit.  On November 1, 2013, following the expiration of the 30-day period to amend the complaint, defendants filed a motion for final judgment in District Court.  Briefing on the appeal was completed on January 28, 2014, and the appeals court has scheduled an oral argument on the appeal for June 6, 2014.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in now-dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint and the other pending putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv- 00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action.  On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013.  On February 24, 2014, the court approved a further joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  As a result of the federal court’s ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted.  On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers.  The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions.  The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants.  The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013.  On April 21, 2014, the court approved a joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action, which remains pending with the court for approval.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Shareholder Demand

On January 27, 2014, the Company received a letter from a plaintiffs’ class action law firm, on behalf of a purported shareholder of the Company’s common stock, concerning the Schedule 14A the Company filed with the Securities and Exchange Commission on January 21, 2014 (the “Proxy Statement”).  The letter claimed that the circumstances surrounding the Board’s approval of Proposal No. 4 were not adequately disclosed in the Proxy Statement.  Proposal No. 4 sought shareholder approval of the 2014 Omnibus Incentive Plan, which, as disclosed in the Proxy Statement, if approved would replace the Company’s 2006 Plan and the Company’s Senior Executive Officer Short Term Incentive Plan.  The Company believes that the allegations by the law firm were frivolous and lacked merit because, as addressed in the Company’s Form 10-Q filed on February 5, 2014, among other reasons, they ignored the extensive disclosure provided in the Proxy Statement.  The law firm has not taken any action against the Company or the Board.  A majority of the shares voting at the Company’s March 6, 2014 annual meeting voted in favor of Proposal No. 4.

Antitrust Litigation

On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Green Mountain Coffee Roasters, Inc. and Keurig, Inc. in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al., No. 1:14-cv-00905-VSB).  The TreeHouse complaint asserts claims under the federal antitrust laws and various state laws, contending that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee portion packs, including through its contracts with suppliers and distributors and in connection with the launch of its next generation coffee brewer.  The TreeHouse complaint seeks monetary damages, declaratory relief, injunctive relief, and attorneys’ fees.

On March 13, 2014, JBR, Inc. (d/b/a Rogers Family Company) filed suit against Keurig Green Mountain, Inc. in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc., No. 2:14-cv-00677-KJM-CKD).  The claims asserted and relief sought in the JBR complaint are substantially similar to the claims asserted and relief sought in the TreeHouse complaint.

Additionally, beginning on March 10, 2014, twenty putative class actions asserting similar claims and seeking similar relief have been filed on behalf of purported direct and indirect purchasers of the Company’s products.  To date, these claims are pending in four federal district courts.

A motion is pending before the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer these various actions, including the Tree House and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings.  The Panel is scheduled to hear argument on this transfer motion on May 29, 2014.

On March 10, 2014, the Company filed a pre-motion letter indicating the bases on which it planned to move to dismiss the TreeHouse action.  After additional cases were filed in different courts, the Company notified the Court of its desire to stay the litigation pending the Panel’s decision on the transfer motion.  A conference was held in the Southern District of New York on May 1, 2014.  Judge Vernon S. Broderick agreed to stay the Company’s response deadline until after the Panel’s decision on the transfer motion.

On April 2, 2014, the Company moved to stay the JBR action pending the Panel’s decision.  On April 16, 2014, the plaintiff in the JBR action filed a motion for a preliminary injunction seeking to enjoin the Company from enforcing alleged exclusivity provisions of its distribution agreements with customers, making certain alleged statements about JBR, Inc. and its products, and introducing its next generation brewer to the extent that it includes alleged “lock-out” technology.  On May 2, 2014 Judge Kimberly J. Mueller granted the Company’s motion to stay all proceedings in the JBR action until after the Panel’s decision on the transfer motion.

The Company intends vigorously to defend all of the pending lawsuits.  Following the Panel’s ruling on the motion to transfer, the Company intends to move to dismiss these actions.

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

A significant percentage of our total revenue is attributable to sales of portion packs for use with our Keurig® Brewing systems (which include all those branded “Keurig®” and “Vue®”).  For the twenty-six weeks ended March 29, 2014, total consolidated net sales of portion packs and Keurig® Brewers and related accessories represented approximately 94% of consolidated net sales.  Continued acceptance of Keurig® Brewing systems and sales of portion packs to an increasing installed base of brewers are significant factors in our growth plans.  Any substantial or sustained decline in the sale of Keurig® Brewing systems or sales of our portion packs would materially adversely affect us. Keurig® Brewing systems compete against all sellers of coffeemakers.  These companies include Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Hamilton Beach / Proctor-Silex, Inc., Jarden Corporation, Nestle S.A. (including the Nescafe Dolce-Gusto® beverage system), Phillips Electronics NV (including the SENSEO® brewing system, in cooperation with Sara Lee Corporation) and Robert Bosch GmbH (including the TASSIMO® beverage system, in cooperation with Kraft Foods, Inc.), Stanley Black & Decker, Inc., Starbucks Corporation (including its Verismo® brewing system), Whirlpool Corporation, as well as a number of additional brewing systems and brands.  If we do not succeed in effectively differentiating ourselves from our competitors, based on technology, quality of products, desired brands or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig® Brewing systems and portion packs, and accordingly, our profitability may be materially adversely affected.

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

The coffee industry is intensely competitive and we compete with respect to product, quality, convenience and price.  We face significant competition in each of our channels and marketplaces.  We compete with major international beverage companies that operate in multiple geographic areas, as well as numerous companies, like our Company, that are primarily local in operation.  Our coffees also compete against local or regional brands as well as against private label brands developed by retailers.  Our ability to gain or maintain share of sales in the global marketplace or in various local marketplaces may be limited as a result of actions by competitors.  Starting in fiscal 2013, in the U.S. and Canada, certain patents associated with our current generation K-Cup® packs presently used in Keurig® K-Cup® brewers expired.  With the patent expiry, there has been increased competition by unlicensed brands or unlicensed private label manufacturers offering new portion packs that are compatible with the Keurig® K-Cup® brewers.  This increased marketplace competition could hurt our business.

Consolidation in the retail channel or the loss of key retail or grocery customers could adversely affect our financial performance.

Our industry is being affected by the trend toward consolidation in the retail channel.  Larger retailers may seek lower prices from us, may demand increased marketing or promotional expenditures, and may be more likely to use their distribution networks to introduce and develop private label brands, any of which could negatively affect the Company’s profitability.  In addition, our success depends in part on our ability to maintain good relationships with key retail and grocery customers.  The loss of one or more of our key customers could have an adverse effect on our financial performance.  In addition, because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through increased promotional programs, pricing concessions, more favorable trade terms and increased emphasis on private label products.  To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced.  Further, if we are unable to continue to offer terms that are acceptable to our significant customers or our customers determine that they need fewer inventories to service consumers; these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

Increases in the cost of high-quality Arabica coffee beans or other commodities or decreases in the availability of high quality Arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

We purchase, roast, and sell high-quality whole bean Arabica coffee and related coffee products.  The price of coffee is subject to significant volatility and recently the price of coffee has been increasing, and may continue to increase significantly due to factors described below.  The Arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price of coffee.  This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly.  Increases in the “C” coffee commodity price do increase the price of high-quality Arabica coffee and also impact our ability to enter into fixed-price purchase commitments.  We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.  These are known as price-to-be-fixed contracts.  The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.  Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality Arabica coffee beans could have an adverse impact on our profitability.  In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.

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

Failure to maintain profitable, strategic relationships with well-recognized coffee brands/brand owners such as Caribou®, Dunkin’ Brands, Folgers®, Newman’s Own® Organics and Starbucks® could adversely impact our future growth and business.

We have entered into strategic relationships for the manufacturing, distribution, and sale of portion pack products with well-regarded coffee companies such as Caribou, Dunkin’ Brands, The J.M. Smucker Company, Newman’s Own® Organics, and Starbucks.  As independent companies, our strategic partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests.  In addition, many of our strategic partners have the right to manufacture or distribute their own specialty beverage products.  If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of pricing and marketing and advertising support, or if our strategic partners are not satisfied with our brand innovation and development efforts, they may take actions that could adversely impact our overall future profitability and growth, awareness of our Keurig® Brewing systems, and our ability to attract new consumers to the Keurig® Brewing system.

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

Continued innovation and the successful development and timely launch of new products and product extensions are critical to our financial results and achievement of our growth strategy.

Achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products.  Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful.  Additionally, our new product introductions are often time sensitive, and thus failure to deliver innovations on schedule could be detrimental to our ability to successfully launch such new products, in addition to potentially harming our reputation and customer loyalty.  Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces.

If we are unable to expand our operations in new countries, our long-term growth rate could be negatively affected.

Our success depends in part on our ability to grow our business in new countries, which in turn depends on economic and political conditions in those countries, our ability to establish operations in those countries or to form strategic business partnerships and to make necessary infrastructure enhancements to production facilities, distribution networks, order processing and fulfillment systems and technology.  Moreover, the supply of our products in new marketplaces must match consumers’ demand for those products.  Due to product price, limited purchasing power and cultural differences, there can be no assurance that our existing products will be accepted in any particular new country or that we will be able to develop new products that will be successful in any particular new country.

Obsolete inventory may result in reduced prices or write-downs.

We must manage our inventory of brewers effectively.  As we innovate and introduce new brewers to the marketplace, our existing brewers are at an increased risk of inventory obsolescence.  If we ultimately determine that we have excess brewers, we may have to reduce our prices and write-down inventory which could have an adverse effect on our business, financial condition, and results of operations.  Conversely, if new brewers’ launches are delayed, we may have insufficient existing brewer inventory to meet our customer demand which could result in lost revenue opportunities and have an adverse impact on our financial results.

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

We believe our success depends on our ability to maintain consumer confidence in the safety and quality of our products.  Our success also depends on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation.  We cannot assure you, however, that our commitment to product safety and quality and our continuing investment in advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences.  Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.  Allegations of product safety or quality issues or contamination, even if untrue, may require us from time to time to recall a beverage or other product from all of the channels in which the affected production was distributed.  Such issues or recalls could negatively affect our profitability and brand image.

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

In addition, we rely primarily on one order fulfillment entity, M.Block & Sons, Inc. (“MBlock”), to process the majority of orders sold through to retailers, department stores and mass merchants in the United States. See Note 2, Significant Accounting Policies-Revenue Recognition of the Notes to Consolidated Financial Statements included our fiscal 2013 Annual Report filed on Form 10-K, as amended, for the Company’s revenue recognition policy on how we recognize revenue on orders processed through fulfillment entities. The inability of MBlock to perform its obligations to us, whether due to deterioration in its financial condition, integrity or failure of its business systems or otherwise, could result in significant losses that could materially adversely affect us.  If our relationship with MBlock is terminated, we can provide no assurance that we would be able to contract with another third-party to provide these services to us in a timely manner or on favorable terms or that we would be able to internalize the related services effectively or in a timely manner.

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

We rely on independent certification, such as certifications of our products as “organic” or “Fair Trade,” to differentiate some of our products from others, such as the Newman’s Own® Organics product line, Green Mountain Coffee® Fair Trade Certified™ coffee line and the Canada segment’s Fair Trade Organic Collection.  In fiscal 2013, approximately 31% of our coffee purchases were from certified sources.  We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified.  The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

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

The sales of our products are influenced to some extent by weather conditions in the geographies in which we operate.  Unusually warm weather during the winter months may have a temporary decrease on the demand for some of our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

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

We are subject to income tax in the United States and Canada in which we generate net operating revenues.  As we expand geographically, we may become subject to income tax and other taxes in additional jurisdictions.  Increases in income tax rates could reduce our after-tax income from affected jurisdictions.  In addition, our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” including import duties, excise taxes, sales or value-added taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments.  Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues.

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

Our ability to make, distribute and sell products is critical to our success.  We currently roast and manufacture our coffee and other beverage products in the United States in Vermont, Tennessee, Washington, Virginia and California and in Canada in Quebec.  We expect to be able to meet current and forecasted demand for the near term.  However, if demand increases more than we currently forecast, we will need to either expand our current capabilities internally or acquire additional capacity and the failure to do so in a timely or cost effective manner could have a negative impact on our business.  Damage or disruption to our manufacturing or distribution capabilities could adversely affect our business, financial condition and results of operations.

If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.

Our businesses involve the collection, storage and transmission of users’ personal information.  Our efforts to protect such information may be unsuccessful due to the actions of third parties, computer viruses, physical or electronic break-ins, catastrophic events, employee error or malfeasance or other attempts to harm our systems.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures in time.  We could also experience a loss of critical data and delays or interruptions in our ability to manage inventories or process transactions.  Some of our commercial partners, such as those that help us deliver our website, may receive or store information provided by us or our users through our websites.  If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our users’ data may be improperly accessed, used or disclosed.

If our systems are harmed or fail to function properly, we may need to expend significant financial resources to repair or replace systems or to otherwise protect against security breaches or to address problems caused by breaches.  If we experience a significant security breach or fail to detect and appropriately respond to a significant security breach, we could be exposed to costly legal or regulatory actions against us in connection with such incidents, which could result in orders or consent decrees forcing us to modify our business practices.  Any incidents involving unauthorized access to or improper use of user information, or incidents that are a violation of our online privacy policy, could harm our brand reputation and diminish our competitive position.  Any of these events could have a material and adverse effect on our business, reputation or financial results.  Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

Our products are extensively regulated in the United States and Canada, and, as we expand geographically, will become subject to the laws and regulations of additional jurisdictions.  Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, marketing, advertising, and distributing of these products.  Other laws and regulations relate to labeling requirements, the environment, relations with distributors and retailers, employment, health and safety and trade practices.  Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products.  If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products.  One such law, which is in effect in California and is known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects.  The state maintains lists of these substances and periodically adds other substances to these lists.  Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement.  Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label.  However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a “safe harbor” threshold that may be established, is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception.  One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in Company products at low levels that are safe.  With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified.  With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement.  The State of California or other parties, however, may take a contrary position.  If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other marketplaces.

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

We are currently party to various legal and other proceedings.  In particular, numerous putative class actions and stockholder derivative actions have been filed against us in response to our disclosures in the Current Reports on Forms 8-K dated September 28, 2010 and November 15, 2010.  In addition, two individual and numerous class actions have been filed against us asserting claims under the federal antitrust laws and various state laws, claiming that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee portion packs, including through its contracts with suppliers and distributors and in connection with the launch of its next generation coffee brewer.  See Item 1, Legal Proceedings.  These matters may involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations.  We can provide no assurances as to the outcome of any litigation.

Adverse changes in global and domestic economic conditions or a worsening of the United States economy could materially adversely affect us.

For the twenty-six weeks ended March 29, 2014, our net sales in the United States were approximately $2.2 billion, or 88% of our total net sales.  Our sales and performance depend significantly on consumer confidence and discretionary spending, which are still under pressure from United States and global economic conditions.  Unfavorable general economic conditions, such as a worsening of the economic downturn and/or decrease in consumer spending in the United States may adversely impact our sales, reduce our profitability and could negatively affect our overall financial performance.  We also have exposure to various financial institutions under coffee hedging arrangements and interest rate swaps, and the risk of counterparty default.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period(1)	Total Number of Shares Purchased(3)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans(2), (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (Dollars in thousands)(3)
December 29, 2013 to January 25, 2014	—	$—	—	$1,112,788
January 26, 2014 to February 22, 2014	—	—	—	1,112,788
February 23, 2014 to March 29, 2014	4,884,608	112.26	4,884,608	354,435
Total	4,884,608	112.26	4,884,608

(1)Monthly information corresponds to our fiscal months during the second quarter of fiscal 2014.

(2)All shares purchased during the period were made as part of plans approved by the Board of Directors in July 2012 to purchase up to $500.0 million in Company shares and in November 2013, to purchase up to an additional $1.0 billion in Company shares.

(3)Amounts include a $700.0 million payment made by the Company to repurchase shares pursuant to an accelerated share repurchase agreement (“ASR”) with a major financial institution (“ Bank”) of which 4,340,508 shares were repurchased in March at the market price of $112.89 per share totaling $490.0 million.  The remaining $210.0 million represents the amount held back pending final settlement of the ASR.  Upon settlement of the ASR, the total shares repurchased by the Company will equal the total fixed purchase price of $700.0 million divided by a share price equal to the average daily volume weighted-average price of the Company’s common stock during the term of the ASR program less a fixed per share discount amount.  Final settlement of the ASR will occur no sooner than November 24, 2014 and no later than February 27, 2015 at the Bank’s discretion.

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

32                                  Principal Executive Officer and Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                           The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

Date:	5/7/2014	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date:	5/7/2014	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer and Treasurer