Form 10-Q
period 2014-06-28
KEURIG GREEN MOUNTAIN, INC.
filed 2014-08-06
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 28, 2014

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

As of August 1, 2014, 162,422,470 shares of common stock of the registrant were outstanding.

KEURIG GREEN MOUNTAIN, INC.

Form 10-Q

For the Thirteen Weeks Ended June 28, 2014

Part I.  Financial Information

Item 1.  Financial Statements

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 28, 2014	September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$1,203,711	$260,092
Restricted cash and cash equivalents	470	560
Receivables, less uncollectible accounts and return allowances of $34,492 and $33,640 at June 28, 2014 and September 28, 2013, respectively	382,382	467,976
Inventories	639,019	676,089
Income taxes receivable	1,725	11,747
Other current assets	63,680	46,891
Deferred income taxes, net	49,263	58,137
Total current assets	2,340,250	1,521,492

Fixed assets, net	1,105,648	985,563
Intangibles, net	389,419	435,216
Goodwill	773,706	788,184
Deferred income taxes, net	147	149
Other long-term assets	34,494	30,944

Total assets	$4,643,664	$3,761,548

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$17,675	$12,929
Current portion of capital lease and financing obligations	2,021	1,760
Accounts payable	370,052	312,170
Dividends payable	40,653	—
Accrued expenses	239,845	242,427
Deferred income taxes, net	113	233
Other current liabilities	12,917	27,544
Total current liabilities	683,276	597,063

Long-term debt, less current portion	145,986	160,221
Capital lease and financing obligations, less current portion	108,177	76,061
Deferred income taxes, net	248,038	252,867
Other long-term liabilities	23,402	28,721

Commitments and contingencies

Redeemable noncontrolling interests	12,420	11,045

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 162,612,596 and 150,265,809 shares at June 28, 2014 and September 28, 2013, respectively	16,261	15,026
Additional paid-in capital	1,846,409	1,387,322
Retained earnings	1,587,707	1,252,407
Accumulated other comprehensive loss	(28,012)	(19,185)
Total stockholders’ equity	3,422,365	2,635,570

Total liabilities and stockholders’ equity	$4,643,664	$3,761,548

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,022,371	$967,072	$3,512,113	$3,310,923
Cost of sales	577,779	559,454	2,146,042	2,068,996
Gross profit	444,592	407,618	1,366,071	1,241,927

Selling and operating expenses	127,855	136,742	421,075	433,368
General and administrative expenses	85,390	77,532	226,537	220,670
Operating income	231,347	193,344	718,459	587,889

Other income, net	253	237	1,935	652
(Loss) gain on financial instruments, net	(2,843)	4,419	4,618	8,994
Gain (loss) on foreign currency, net	8,849	(10,391)	(10,423)	(19,185)
Interest expense	(2,441)	(3,937)	(8,056)	(13,481)
Income before income taxes	235,165	183,672	706,533	564,869

Income tax expense	(79,789)	(67,226)	(250,369)	(207,907)
Net income	$155,376	$116,446	$456,164	$356,962

Net income attributable to noncontrolling interests	225	174	702	686

Net income attributable to Keurig	$155,151	$116,272	$455,462	$356,276

Net income attributable to Keurig per common share:
Basic	$0.95	$0.78	$2.93	$2.39
Diluted	$0.94	$0.76	$2.88	$2.33

Cash dividends declared per common share	$0.25	$—	$0.75	$—

Weighted-average common shares outstanding:
Basic	162,695,801	149,825,581	155,267,136	149,307,144
Diluted	164,693,146	152,869,392	157,922,095	152,647,767

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	June 28, 2014			June 29, 2013
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$155,376			$116,446
Other comprehensive income (loss):
Cash flow hedges:
Unrealized losses arising during the period	$(593)	$183	$(410)	$(1,694)	$684	$(1,010)
Losses reclassified to net income	2,491	(1,023)	1,468	394	(159)	235
Foreign currency translation adjustments	24,094	—	24,094	(20,689)	—	(20,689)
Other comprehensive gain (loss)	$25,992	$(840)	$25,152	$(21,989)	$525	$(21,464)
Total comprehensive income			180,528			94,982
Total comprehensive gain (loss) attributable to noncontrolling interests			795			(349)
Total comprehensive income attributable to Keurig			$179,733			$95,331

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirty-nine weeks ended			Thirty-nine weeks ended
	June 28, 2014			June 29, 2013
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$456,164			$356,962
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains (losses) arising during the period	$17,663	$(7,150)	$10,513	$(972)	$393	$(579)
Losses reclassified to net income	3,933	(1,604)	2,329	1,122	(453)	669
Foreign currency translation adjustments	(22,150)	—	(22,150)	(42,044)	—	(42,044)
Other comprehensive (loss)	$(554)	$(8,754)	$(9,308)	$(41,894)	$(60)	$(41,954)
Total comprehensive income			446,856			315,008
Total comprehensive income (loss) attributable to noncontrolling interests			219			(348)
Total comprehensive income attributable to Keurig			$446,637			$315,356

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Thirty-nine Weeks Ended June 28, 2014

(Dollars in thousands)

	Common stock		Additional paid-	Retained	Accumulated other comprehensive	Stockholders’
	Shares	Amount	in capital	earnings	loss	equity
Balance at September 28, 2013	150,265,809	$15,026	$1,387,322	$1,252,407	$(19,185)	$2,635,570
Sale of common stock	18,091,139	1,809	1,346,605	—	—	1,348,414
Options exercised	1,804,378	181	26,015	—	—	26,196
Issuance of common stock under employee stock purchase plan	108,115	11	6,936	—	—	6,947
Restricted stock awards and units	42,231	4	(4)	—	—	—
Repurchase of common stock	(7,699,076)	(770)	(996,616)	—	—	(997,386)
Stock compensation expense	—	—	23,325	—	—	23,325
Tax benefit from equity-based compensation plans	—	—	52,663	—	—	52,663
Deferred compensation expense	—	—	163	—	—	163
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(1,804)	—	(1,804)
Other comprehensive loss, net of tax	—	—	—	—	(8,827)	(8,827)
Net income attributable to Keurig	—	—	—	455,462	—	455,462
Cash dividends declared	—	—	—	(118,358)	—	(118,358)
Balance at June 28, 2014	162,612,596	$16,261	$1,846,409	$1,587,707	$(28,012)	$3,422,365

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine	Thirty-nine
	weeks ended	weeks ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$456,164	$356,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	159,189	137,734
Amortization of intangibles	32,628	34,234
Amortization of deferred financing fees	4,238	4,538
Unrealized loss on foreign currency, net	5,869	15,555
(Gain) loss on disposal of fixed assets	(603)	222
Provision for doubtful accounts	2,294	68
Provision for sales returns	65,853	59,209
Gain on derivatives, net	(2,082)	(7,872)
Excess tax benefits from equity-based compensation plans	(52,659)	(47,845)
Deferred income taxes	(1,206)	8,794
Deferred compensation and stock compensation	23,488	21,393
Other	1,020	881
Changes in assets and liabilities:
Receivables	14,579	(32,732)
Inventories	34,433	175,532
Income tax receivable/payable, net	62,656	48,905
Other current assets	2,622	(34,634)
Other long-term assets, net	2,851	3,311
Accounts payable and accrued expenses	28,117	39,082
Other current liabilities	(10,419)	(2,469)
Other long-term liabilities	(5,264)	(8,633)
Net cash provided by operating activities	823,768	772,235

Cash flows from investing activities:
Change in restricted cash	90	2,852
Capital expenditures for fixed assets	(221,887)	(190,388)
Purchase of long-term investment	(10,000)	—
Other investing activities	1,235	501
Net cash used in investing activities	(230,562)	(187,035)

Cash flows from financing activities:
Net change in revolving line of credit	—	(226,210)
Proceeds from sale of common stock	1,348,414	—
Proceeds from issuance of common stock under compensation plans	33,143	21,764
Repurchase of common stock	(997,386)	(125,681)
Excess tax benefits from equity-based compensation plans	52,659	47,845
Payments on capital lease and financing obligations	(1,444)	(2,596)
Repayment of long-term debt	(9,798)	(6,640)
Dividends paid	(77,705)	—
Other financing activities	(436)	(1,006)
Net cash provided by (used in) financing activities	347,447	(292,524)

Effect of exchange rate changes on cash and cash equivalents	2,966	1,240

Net increase in cash and cash equivalents	943,619	293,916
Cash and cash equivalents at beginning of period	260,092	58,289
Cash and cash equivalents at end of period	$1,203,711	$352,205

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$59,646	$17,998
Dividends declared not paid at the end of each period	$40,653	$—
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$33,821	$23,461
Settlement of acquisition related liabilities through release of restricted cash	$—	$9,227

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

The September 28, 2013 balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  For further information, refer to the consolidated financial statements and the footnotes included in Keurig Green Mountain’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 2013.  Throughout this presentation, we refer to the consolidated company as the “Company” or “Keurig” and, unless otherwise noted, the information provided is on a consolidated basis.

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

2.              Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will require the Company to separate performance obligations within a contract, determine total transaction costs, and ultimately allocate the transaction costs across the established performance obligations.  This ASU will become effective for the Company beginning in fiscal 2018 under either full or modified retrospective adoption, with early adoption not permitted.  The Company is currently assessing the potential effects of these changes on the Company’s net income, financial position and cash flows.

In April 2014, FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations.  A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date.  ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

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

3.              Segment Reporting

Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker, manages the business, evaluates financial results, and makes key operating decisions.  The structure includes a Domestic segment containing all U.S. Operations and immaterial start-up operations related to international expansion, and a Canada segment containing all Canadian operations.

The Domestic segment designs and sells hot beverage system brewers and accessories and sources, produces and sells coffee, hot cocoa, teas and other beverages under a variety of brands in K-Cup®, Vue®, Rivo® and Bolt™  portion packs (“portion packs”), and coffee in more traditional packaging, including bags and fractional packs, to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through Company websites.  The Domestic segment primarily distributes its products in the at-home (“AH”) and away-from-home (“AFH”) channels, as well as to consumers through Company websites.  Substantially all of the Domestic segment’s distribution to major retailers is processed by third party fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel.  The Domestic segment also earns royalty income from licensees under various licensing agreements.

The Canada segment sells hot beverage system brewers and accessories, and sources, produces and sells coffee and teas and other beverages in portion packs and coffee in more traditional packaging, including bags, cans and fractional packs, under a variety of brands to retailers, including supermarkets, department stores, mass merchandisers, club stores, office coffee distributors, and, through its office coffee services business, to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website.

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

The following tables summarize selected financial data for segment disclosures for the thirteen and thirty-nine weeks ended June 28, 2014 and June 29, 2013:

	Thirteen weeks ended June 28, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$881,102	$141,269	$—	$1,022,371

Operating income (loss)	$250,486	$24,781	$(43,920)	$231,347

Depreciation and amortization	$48,205	$15,329	$2,119	$65,653

Stock compensation	$3,417	$476	$3,713	$7,606

	Thirteen weeks ended June 29, 2013
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$822,593	$144,479	$—	$967,072

Operating income (loss)	$213,076	$23,658	$(43,390)	$193,344

Depreciation and amortization	$44,083	$16,501	$625	$61,209

Stock compensation	$2,615	$515	$3,001	$6,131

	Thirty-nine weeks ended June 28, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net Sales	$3,043,236	$468,877	$—	$3,512,113

Operating income (loss)	$761,316	$77,512	$(120,369)	$718,459

Depreciation and amortization	$137,986	$47,292	$6,539	$191,817

Stock compensation	$11,068	$2,236	$10,021	$23,325

	Thirty-nine weeks ended June 29, 2013
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net Sales	$2,820,123	$490,800	$—	$3,310,923

Operating income (loss)	$644,024	$69,855	$(125,990)	$587,889

Depreciation and amortization	$121,675	$48,938	$1,355	$171,968

Stock compensation	$7,808	$1,870	$11,525	$21,203

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Operating income	$231,347	$193,344	$718,459	$587,889
Other income, net	253	237	1,935	652
(Loss) gain on financial instruments, net	(2,843)	4,419	4,618	8,994
Gain (loss) on foreign currency, net	8,849	(10,391)	(10,423)	(19,185)
Interest expense	(2,441)	(3,937)	(8,056)	(13,481)
Income before income taxes	$235,165	$183,672	$706,533	$564,869

4.             Inventories

Inventories consisted of the following (in thousands) as of:

	June 28, 2014	September 28, 2013
Raw materials and supplies	$179,866	$182,882
Finished goods	459,153	493,207
	$639,019	$676,089

At June 28, 2014, the Company had approximately $410.5 million in green coffee purchase commitments, of which approximately 92% had a fixed price.  These commitments primarily extend through fiscal 2016.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.79 per pound at June 28, 2014.  In addition to its green coffee commitments, the Company had approximately $311.5 million in fixed price brewer and related accessory purchase commitments and $1,122.9 million in production raw material commitments at June 28, 2014.  The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of June 28, 2014, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations(1)
Remainder of 2014	$507,553
2015	478,574
2016	264,127
2017	266,950
2018	283,676
Thereafter	44,043
$1,844,923

(1) Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

5.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	June 28, 2014	September 28, 2013
Production equipment	1-15	$747,430	$680,457
Coffee service equipment	3-7	62,494	59,169
Computer equipment and software	1-7	161,468	146,246
Land	Indefinite	11,363	11,520
Building and building improvements	4-30	151,656	134,495
Furniture and fixtures	1-15	31,024	33,975
Vehicles	4-5	12,488	11,786
Leasehold improvements	1-20 or remaining life of lease, whichever is less	98,682	98,990
Assets acquired under capital leases	15	41,200	41,200
Construction-in-progress		342,498	202,940
Total fixed assets		$1,660,303	$1,420,778
Accumulated depreciation and amortization		(554,655)	(435,215)
		$1,105,648	$985,563

Assets acquired under capital leases, net of accumulated amortization, were $34.8 million and $36.9 million at June 28, 2014 and September 28, 2013, respectively.

Total depreciation and amortization expense relating to all fixed assets was $55.0 million and $49.9 million for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively.  Total depreciation and amortization expense relating to all fixed assets was $159.2 million and $137.7 million for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively.

As of June 28, 2014, construction-in-progress includes $54.9 million relating to properties under construction where the Company is deemed to be the accounting owner, even though the Company is not the legal owner.

6.              Goodwill and Intangible Assets

The following represented the change in the carrying amount of goodwill by segment for the thirty-nine weeks ended June 28, 2014 (in thousands):

	Domestic	Canada	Total
Balance at September 28, 2013	$369,353	$418,831	$788,184
Foreign currency effect	—	(14,245)	(14,245)
Other	—	(233)	(233)
Balance at June 28, 2014	$369,353	$404,353	$773,706

Indefinite-lived intangible assets included in the Canada segment consisted of the following (in thousands) as of:

	June 28, 2014	September 28, 2013
Trade names	$94,416	$97,740

Intangible Assets Subject to Amortization

Definite-lived intangible assets included in the Domestic segment and Canada segment consisted of the following (in thousands) as of:

		June 28, 2014		September 28, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$21,599	$(18,387)	$21,609	$(17,123)
Customer and roaster agreements	8-11	25,417	(21,423)	26,977	(19,750)
Customer relationships	2-16	404,048	(136,945)	414,967	(113,061)
Trade names	9-11	36,627	(15,933)	37,200	(13,353)
Non-compete agreements	2-5	374	(374)	374	(364)
Total		$488,065	$(193,062)	$501,127	$(163,651)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $10.7 million and $11.3 million for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively.  Total amortization expense was $32.6 million and $34.2 million for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2014, for each of the next five years and thereafter, is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2014	$10,446
2015	41,680
2016	40,953
2017	39,557
2018	39,557
2019	39,457
Thereafter	83,353

7.              Product Warranties

The Company offers a one-year warranty on all Keurig® hot beverage system brewers it sells.  The Company provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.  Brewer failures may arise in the later part of the warranty period, and actual warranty costs may exceed the reserve.  As the Company has grown, it has added significantly to its product testing, quality control infrastructure and overall quality processes.  Nevertheless, as the Company continues to innovate, and its products become more complex, both in design and componentry, product performance may modulate, causing warranty rates to possibly fluctuate going forward.  As a result, future warranty claims rates may be higher or lower than the Company is currently experiencing and for which the Company is currently providing in its warranty reserve.

The changes in the carrying amount of product warranties for the thirteen and thirty-nine weeks ended June 28, 2014 and June 29, 2013 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance, beginning of period	$8,525	$14,456	$7,804	$20,218
Provision related to current period	3,371	960	18,435	17,014
Change in estimate	(145)	(1,566)	(2,628)	(10,434)
Usage	(4,716)	(3,652)	(16,576)	(16,600)
Balance, end of period	$7,035	$10,198	$7,035	$10,198

For the thirteen and thirty-nine weeks ended June 28, 2014, the Company recorded recoveries of $0.2 million and $0.9 million, respectively.  There were no recoveries for the thirteen weeks ended June 29, 2013.  For the thirty-nine weeks ended June 29, 2013, the Company recorded recoveries of $0.6 million.  The recoveries are under agreements with suppliers and are recorded as a reduction of warranty expense.  The recoveries are not reflected in the provision charged to income in the table above.

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

The changes in the liability and temporary equity attributable to redeemable NCIs for the thirty-nine weeks ended June 28, 2014 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 28, 2013	$4,934	$11,045
Net income	314	388
Adjustment to redemption value	97	1,804
Cash distributions	(348)	(491)
Other comprehensive loss	(157)	(326)
Balance at June 28, 2014	$4,840	$12,420

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At June 28, 2014, the Company has approximately 1.5 years remaining on a CDN $90.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and thirty-nine weeks ended June 28, 2014 was $0.3 million and $1.0 million, respectively.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and thirty-nine weeks ended June 29, 2013 was $0.4 million and $1.3 million, respectively.

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

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	June 28, 2014	September 28, 2013	Balance Sheet Classification
Derivatives designated as cash flow hedges:
Interest rate swaps	$(4,186)	$(6,004)	Other current liabilities
Coffee futures	6,419	—	Other current assets
Coffee futures	—	(3,809)	Other current liabilities
Foreign currency forward contracts	(419)	(141)	Other current liabilities
Foreign currency forward contracts	—	13	Other current assets
	$1,814	$(9,941)

Derivatives not designated as hedges:
Cross currency swap	$2,262	$—	Other current assets
Cross currency swap	—	(1,253)	Other current liabilities
	$2,262	$(1,253)

Total	$4,076	$(11,194)

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

Offsetting of financial assets and derivative assets as of June 28, 2014 and September 28, 2013 is as follows (in thousands):

	Gross	Gross amounts	Net amount of assets presented	Gross amounts not offset in the Consolidated Balance Sheet
	amounts of recognized assets	offset in the Consolidated Balance Sheet	in the Consolidated Balance Sheet	Financial instruments	Cash collateral received	Net amount
Derivative assets, as of June 28, 2014	$10,230	$(1,549)	$8,681	$—	$—	$8,681
Derivative assets, as of September 28, 2013	13	—	13	—	—	13

Offsetting of financial liabilities and derivative liabilities as of June 28, 2014 and September 28, 2013 is as follows (in thousands):

	Gross	Gross amounts	Net amount of liabilities	Gross amounts not offset in the Consolidated Balance Sheet
	amounts of recognized liabilities	offset in the Consolidated Balance Sheet	presented in the Consolidated Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
Derivative liabilities, as of June 28, 2014	$6,154	$(1,549)	$4,605	$—	$—	$4,605
Derivative liabilities, as of September 28, 2013	11,207	—	11,207	—	—	11,207

The following table summarizes the amount of unrealized gain (loss), gross of tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cash Flow Hedges:
Interest rate swaps	$613	$1,020	$1,819	$2,690
Coffee futures	(787)	(2,714)	15,998	(3,662)
Foreign currency forward contracts	(419)	—	(154)	—
Total	$(593)	$(1,694)	$17,663	$(972)

The following table summarizes the amount of gains (losses), gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended		Location of Gains
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	(Losses) Reclassified from OCI into Income
Coffee futures	$(2,626)	$(394)	$(4,067)	$(1,122)	Cost of sales
Foreign currency forward contracts	135	—	136	—	Cost of sales
Foreign currency forward contracts	—	—	(2)	—	Gain (loss) on foreign currency, net
Total	$(2,491)	$(394)	$(3,933)	$(1,122)

The Company expects to reclassify $5.8 million of net gains, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

There were no gains or losses on fair value hedges related to foreign currency forward contracts for the thirteen weeks ended June 28, 2014 and June 29, 2013.  The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items for the thirty-nine weeks ended June 28, 2014, and June 29, 2013 (in thousands):

	Thirty-nine weeks ended
	June 28, 2014		June 29, 2013
	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Location of Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	$—	$—	$(10)	$10	Gain (loss) on foreign currency, net

See Note 12, Stockholders’ Equity, for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

Net (losses) gains on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended		Location of net (loss) gain in
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Unaudited Consolidated Statements of Operations
Net (loss) gain on cross currency swap	$(2,843)	$4,419	$4,618	$8,994	(Loss) gain on financial instruments, net
Net gain on coffee futures	829	—	7,005	—	Cost of sales
Total	$(2,014)	$4,419	$11,623	$8,994

In addition, for the thirteen and thirty-nine weeks ended June 28, 2014, the Company recognized $0.02 million in net losses and $1.3 million in net gains, respectively, as a cost of sale representing the ineffective portion on coffee futures designated as cash flow hedges.  No amounts were recognized for the thirteen and thirty-nine weeks ended June 29, 2013 for ineffectiveness.

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

The following table summarizes the fair values and the levels used in fair value measurements as of June 28, 2014 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(4,186)	$—
Cross currency swap	—	2,262	—
Coffee futures	—	6,419	—
Foreign currency forward contracts	—	(419)	—
Total	$—	$4,076	$—

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

As of June 28, 2014, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $163.7 million and $173.2 million as of June 28, 2014 and September 28, 2013, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

Long-Term Investment

The Company has a long-term investment of approximately $10.0 million included in other long-term assets in the accompanying Unaudited Consolidated Balance Sheet as of June 28, 2014, that is not publicly traded.  This investment is carried at cost and reviewed quarterly for indicators of other-than-temporary impairment.  There were no events or circumstances during the fiscal quarter ended June 28, 2014 that indicated a decline in the fair value of the investment.

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

As of June 28, 2014, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but that the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

The total amount of unrecognized tax benefits as of June 28, 2014 and September 28, 2013 was $17.2 million and $23.3 million, respectively.  The amount of unrecognized tax benefits at June 28, 2014 that would impact the effective tax rate if resolved in favor of the Company is $17.2 million.  As a result of prior acquisitions, the Company is indemnified for $9.5 million of the total reserve balance, and the indemnification is capped at CDN $37.9 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications have expiration dates through June 2015.

As of June 28, 2014 and September 28, 2013, accrued interest and penalties of $2.4 million and $2.0 million, respectively, were included in the Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  The Company released $3.2 million of unrecognized tax benefits in the current quarter of fiscal 2014 and expects to release an additional $5.1 million over the next twelve months due to the expiration of the statute of limitations.

In the normal course of business, the Company is subject to tax examinations by taxing authorities both inside and outside of the United States.  Generally speaking, the Company is no longer subject to examination with respect to returns filed for fiscal years prior to 2010.

12.       Stockholders’ Equity

Stock Repurchase Program

Throughout various times during fiscal 2012, 2013, and 2014, Keurig’s Board of Directors authorized the Company to repurchase a total of $2.5 billion of the Company’s common stock.

Under its existing repurchase programs, on February 28, 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”).  The ASR allows the Company to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, the Company agreed to purchase $700.0 million of its common stock, in total, with an initial delivery to the Company of 4,340,508 shares (“Initial Shares”) of the Company’s common stock by the Bank.  The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $700.0 million.  The repurchased shares were retired and returned to an unissued status.  The par value of the repurchased shares of $0.4 million was deducted from common stock and the excess repurchase price over the par value of $489.6 million was deducted from additional paid-in capital.  The remainder of the total purchase price of $210.0 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital.  Final settlement of the ASR will occur no sooner than November 24, 2014 and no later than February 27, 2015 at the Bank’s discretion.  Upon settlement of the ASR, the total shares repurchased by the Company will be determined based on a share price equal to the daily volume weighted-average price (“VWAP”) of the Company’s common stock during the term of the ASR program, less a fixed per share discount amount.  At settlement, the Bank will deliver additional shares to the Company in the event total shares are greater than the 4,340,508 shares initially delivered, and the Company will issue additional shares to the Bank in the event total shares are less than the shares initially delivered.  The receipt or issuance of additional shares will result in a reclassification between additional paid-in capital and common stock equal to the par value of the additional shares received or issued.  The number of shares that may be required to be issued by the Company to the Bank is limited to 10.0 million shares under the ASR.

The Company reflected the unsettled portion of the ASR ($210.0 million) as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

As of June 28, 2014, based on the VWAP of the Company’s common stock for the period February 28, 2014 through June 28, 2014, settlement of the ASR would have resulted in 2.3 million additional shares delivered by the Bank to the Company.

An aggregate amount of $1,237.9 million remained authorized for common stock repurchase as of June 28, 2014.

Summary of share repurchase activity:

	Thirty-nine weeks ended
	June 28, 2014(1)	Fiscal 2013
Number of shares acquired	7,699,076	5,642,793
Average price per share of acquired shares	$102.27	$33.37
Total cost of acquired shares (in thousands)	$997,386	$188,278

(1)Number of shares acquired and average price per share reflect Initial Shares at then current market price, subject to change pending final settlement, and total cost of acquired shares includes total purchase price of $700.0 million under the ASR.

Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands) for the thirty-nine weeks ended June 28, 2014:

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2013	$(7,150)	$(12,035)	$(19,185)
Other comprehensive loss, before reclassifications	10,513	(21,667)	(11,154)
Amounts reclassified from accumulated other comprehensive income (loss)	2,329	—	2,329
Foreign currency exchange impact on cash flow hedges	(2)	—	(2)
Net current period other comprehensive loss	12,840	(21,667)	(8,827)
Balance at June 28, 2014	$5,690	$(33,702)	$(28,012)

The unfavorable translation adjustment change during the thirty-nine weeks ended June 28, 2014 was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  The favorable cash flow hedges during the thirty-nine weeks ended June 28, 2014 was primarily due to increases in “C” price of coffee.  See also Note 9, Derivative Financial Instruments.

Common Stock Sales

On February 27, 2014, the Company sold 16,684,139 shares of its common stock to Atlantic Industries, an indirect wholly owned subsidiary of The Coca-Cola Company, at $74.98 per share for an aggregate purchase price of $1,251.0 million, pursuant to a common stock purchase agreement dated February 5, 2014.  In addition, pursuant to pre-emptive rights set forth in the common stock purchase agreement (“CSPA”) between the Company and Luigi Lavazza S.p.A (“Lavazza) dated August 10, 2010, on March 28, 2014, the Company entered into another common stock purchase agreement with Lavazza to sell 1,407,000 shares of its common stock to Lavazza at $74.98 per share for an aggregate purchase price of $105.5 million.  Pursuant to the CSPA, in connection with the proposed offering of common stock to Atlantic Industries, Lavazza is entitled to maintain its current percentage ownership of the Company’s outstanding common stock on terms (including price) not less favorable than those proposed for the Atlantic Industries offering.  The Lavazza transaction closed on April 17, 2014.  Both common stock sales were recorded to stockholders’ equity during the thirty-nine weeks ended June 28, 2014, net of transaction-related expenses of approximately $8.0 million.

Common Stock Dividends

During the third quarter of fiscal 2014, the Company declared a quarterly dividend of $0.25 per common share, or $40.7 million in the aggregate, payable on August 1, 2014 to shareholders of record on July 3, 2014.  During the thirty-nine weeks ended June 28, 2014, the Company paid dividends of approximately $77.7 million.

On August 4, 2014, the Company’s Board of Directors declared the Company’s next regular quarterly cash dividend of $0.25 per common share, payable on October 31, 2014, to shareholders of record as of the close of business on October 3, 2014.

No cash dividends were declared or paid in fiscal 2013.

13.       Compensation Plans

Stock Option Plans

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the thirty-nine weeks ended June 28, 2014 and June 29, 2013:

	Thirty-nine weeks ended
	June 28, 2014	June 29, 2013
Average expected life	5.5 years	6.0 years
Average volatility	74%	81%
Dividend yield	1.31%	—%
Risk-free interest rate	1.70%	1.02%
Weighted average fair value	$42.04	$31.17

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

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the thirty-nine weeks ended June 28, 2014 and June 29, 2013:

	Thirty-nine weeks ended
	June 28, 2014	June 29, 2013
Average expected life	6 months	6 months
Average volatility	55%	86%
Dividend yield	1.14%	—%
Risk-free interest rate	0.06%	0.13%
Weighted average fair value	$27.28	$14.38

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $7.6 million and $6.1 million for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively; and $23.3 million and $21.2 million for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively.

14.       Legal Proceedings

On May 9, 2011, an organization named Council for Education and Research on Toxics (“CERT”), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182) against several companies, including the Company, that roast, package, or sell coffee in California.  The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65.  Acrylamide is not added to coffee, but forms in trace amounts (parts per billion) as part of a chemical reaction that occurs in the coffee bean when it is roasted.  Therefore it is present in all roasted coffee.  To date, the Company is unaware of any reliable method for reducing acrylamide levels in coffee without adversely affecting the quality of the product.  The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in “ready to drink” coffee sold in restaurants, convenience stores, and donut shops.  (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759).  The Company was not named in the Starbucks complaint.  The Company has joined a joint defense group (“JDG”) organized to address CERT’s allegations, and the Company intends to vigorously defend against these allegations.  The Court has ordered the case phased for discovery and trial.  The first phase of the case, which has been set for trial on September 8, 2014, is limited to three affirmative defenses shared by all defendants in both cases, with other affirmative defenses, plaintiff’s prima facie case, and remedies deferred for subsequent phases.  Fact discovery on the first phase of the case was completed in January 2014 and expert discovery was completed in July 2014.  At this start of the proceedings, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

On January 24, 2012, Teashot, LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-cv-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup® portion packs containing tea.  The suit alleges that the Company, Keurig and Starbucks infringe a Teashot patent (U.S. Patent No. 5,895,672).  Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages.  Pursuant to the Company’s Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit.  On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement.  On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues.  On February 6, 2014, the district court granted the Company’s motion for summary judgment and denied Teashot’s motion.  The court also awarded the Company its costs.  On February 27, 2014, Teashot filed a notice of appeal with the United States Court of Appeals for the Federal Circuit seeking review of the District Court’s decision.  That appeal is now pending, and oral argument has not been scheduled.  At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

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

The amended complaint sought class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice.  On January 21, 2014, plaintiffs filed a notice of intent to appeal the court’s December 20, 2013 order to the United States Court of Appeals for the Second Circuit.  Pursuant to a schedule entered by the appeals court, briefing on the appeal was completed on June 23, 2014.  The Second Circuit has tentatively scheduled oral argument to occur during the week of October 27, 2014.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The second putative securities fraud class action, captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, was also filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance.  The amended complaint included counts for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for alleged violation of Section 20(a) of the Exchange Act against the officer defendants.  The amended complaint sought class certification, compensatory damages, equitable and/or injunctive relief, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2012 and May 2, 2012.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until July 6, 2012 to move the court to serve as lead plaintiff of the putative class.  On July 31, 2012, the court appointed Kambiz Golesorkhi as lead plaintiff and approved his selection of Kahn Swick & Foti LLC as lead counsel.  On August 14, 2012, the court granted the parties’ stipulated motion for filing of an amended complaint and to set a briefing schedule for defendants’ motions to dismiss.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 23, 2012, adding William C. Daley as an additional lead plaintiff.  Defendants moved to dismiss the amended complaint on January 17, 2013 and the briefing of their motions was completed on May 17, 2013.  On September 26, 2013, the court issued an order granting defendants’ motions and dismissing the amended complaint without prejudice and allowing plaintiffs a 30-day period within which to amend their complaint.  On October 18, 2013, plaintiffs filed a notice of intent to appeal the court’s September 26, 2013 order to the United States Court of Appeals for the Second Circuit.  On July 8, 2014, the Second Circuit issued a mandate affirming dismissal of the action.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the now dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint and the other pending putative securities class action complaints described above, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P.  Stiller, et al., Civ. No. 2:12-cv- 00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.

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

Additionally, beginning on March 10, 2014, twenty-six putative class actions asserting similar claims and seeking similar relief have been filed on behalf of purported direct and indirect purchasers of the Company’s products in various federal district courts.  On March 20, 2014, a motion was filed before the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings.  On June 3, 2014, the Panel granted the transfer motion, transferring the actions to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings.  The actions are now pending before Judge Vernon S. Broderick in the Southern District of New York (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation, No. 1:14-md-02542-VSB).

A conference was held on June 19, 2014 in the Southern District of New York before Judge Broderick.  Plaintiffs in the TreeHouse and JBR actions stated that they intended to seek expedited discovery in aid of possible preliminary injunction motions.  On June 23, 2014, plaintiffs in the TreeHouse and JBR actions filed a joint motion to expedite discovery, which the Court granted in part and denied in part on July 23, 2014.  On July 30, 2014, the Court directed that plaintiffs have until August 11, 2014 to move for a preliminary injunction.  A preliminary injunction hearing is provisionally scheduled for September 3, 2014.

Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014.  The Company’s motions to dismiss these complaints and the complaints in the TreeHouse and JBR actions are currently due August 25, 2014 and will be fully briefed under the current schedule on October 8, 2014.

The Company intends vigorously to defend all of the pending lawsuits, including by moving to dismiss the actions and opposing any motion for a preliminary injunction.

15.       Related Party Transactions

FMR Corp. (“FMR”) reported on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014 beneficial ownership of shares that represented more than 10% of the Company’s outstanding common stock.  As of June 28, 2014, and September 28, 2013, the Company held investments in cash and cash equivalents in affiliates of FMR totaling approximately $440.2 million and $90.1 million, respectively.

16.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator for basic and diluted earnings per share:
Net income attributable to Keurig	$155,151	$116,272	$455,462	$356,276
Denominator:
Basic weighted-average shares outstanding	162,695,801	149,825,581	155,267,136	149,307,144
Effect of dilutive securities	1,997,345	3,043,811	2,654,959	3,340,623
Diluted weighted-average shares outstanding	164,693,146	152,869,392	157,922,095	152,647,767

Basic net income per common share	$0.95	$0.78	$2.93	$2.39
Diluted net income per common share	$0.94	$0.76	$2.88	$2.33

For the thirteen weeks ended June 28, 2014 and June 29, 2013, shares related to equity-based compensation of approximately 300,000 and 607,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirty-nine weeks ended June 28, 2014 and June 29, 2013, shares related to equity-based compensation of approximately 321,000 and 954,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Keurig Green Mountain, Inc. (together with its subsidiaries, the “Company”, “Keurig”, “we”, “our”, or “us”).  You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leader in the specialty coffee and coffeemaker businesses in the United States and Canada.  We sell Keurig®  hot beverage system brewers and roast high-quality Arabica bean coffees including single-origin, Fair Trade Certified™, certified organic, flavored, limited edition and proprietary blends offered in K-Cup®, Vue® , and Rivo®, and Bolt™ portion packs (“portion packs”) for use with our Keurig®  hot beverage system brewers.  We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.  In addition, we produce and sell other specialty beverages in portion packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other dairy-based beverages.

Products

Portion Packs

In portion packs, we offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends.  We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences.  We manufacture and sell portion packs of our own brands and participating brands through licensing and manufacturing agreements.  We offer brand choices such as Caribou Coffee®, Celestial Seasonings®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers Gourmet Selections®, Gloria Jean’s®, Kahlua® Kirkland Signature™, Lavazza®, Lipton®, Millstone®, Newman’s Own® Organics, Snapple®, Starbucks®, Swiss Miss®, Tetley® , Twinings of London®, and Wolfgang Puck®.  We produce portion packs of tea through our own brands and have licensing agreements with companies such as Unilever North America (Lipton®), Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), Good Earth® Corporation and Tetley® USA, Inc. (Good Earth® and Tetley® branded teas), R. C. Bigelow, Inc. (Bigelow® branded teas), Snapple Beverage Corp. (Snapple® branded teas), Starbucks Corporation (Tazo® and Teavana®) and Associated British Foods plc (Twinings of London®) for manufacturing, distribution, and sale of portion packs.  In addition to coffee and tea, we also produce and sell portion packs for lemonade and hot apple cider under our Green Mountain Naturals™ brand, iced fruit brews under our Vitamin Burst™ brand, cocoa and other dairy-based beverages under our Café Escapes™ brand, as well as the Swiss Miss® brand.

Brewers and Accessories

We are a leader in sales of coffeemakers in the U.S. and Canada.  As of the end of our 2013 fiscal year, we had the top four best-selling coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States.  Under the Keurig® K-Cup®, Keurig® Vue®, Keurig® Bolt™ and co-branded Keurig® Rivo® brand names, we offer a variety of commercial and home use brewers for away-from-home (“AFH”) and at-home (“AH”) channels differentiated by features and size.  In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with “Keurig® Brewed”.  Licensees include Breville PTY Limited selling a “Breville®” branded brewer; Jarden Consumer Solutions selling a “Mr. Coffee®” branded brewer, and Conair Corporation selling a “Cuisinart®” branded brewer.

We offer a variety of accessories for the Keurig® Brewing platforms including K-Cup® and Vue® portion pack storage racks, baskets, and brewer carrying cases.  We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and gourmet food items covering a wide range of price points.

Other Products

We sell coffee in other package types in addition to portion packs such as bagged coffee and cans (for the grocery and mass channels) and fractional packages and ancillary products (for the office coffee and food service channels).  We also earn royalties from licensees under various licensing agreements.

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

Our growth strategy involves developing and managing marketing programs to drive Keurig® hot beverage system brewer adoption in order to generate ongoing demand for portion packs in American and Canadian households, food service and office locations and, in the longer term, globally.  As part of this strategy, we work to sell our AH brewers at attractive price points which are approximately at cost, or sometimes at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable portion packs.  In addition, we have license agreements with Breville PTY Limited (producer of Breville® brand coffeemakers), Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers), and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by the growth and adoption of Keurig® hot beverage brewing systems which includes both the brewer and related portion packs.  In the third fiscal quarter of 2014, approximately 93% of our consolidated net sales were attributed to the combination of portion packs and Keurig® hot beverage brewers and related accessories.

We believe the primary consumer benefits delivered by our Keurig® hot beverage brewing system are as follows:

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

We see these benefits as being our competitive advantage and believe it’s the combination of these attributes that make the Keurig® hot beverage brewing system appealing to consumers.

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

Expanding our brand offering.  We have continued to expand consumer choice in the Keurig® hot system by entering into or extending a number of business relationships which enable us to offer other strong national and regional coffee and tea brands, and store brands such as Dunkin’ DonutsTM, Seattle’s Best Coffee®, Starbucks®, The Coffee Bean & Tea Leaf®, Cinnabon®, Krispy Kreme®, Peet’s Coffee & Tea, Tazo®, Eight O’Clock®, Market Basket®, Harris TeeterTM, Tetley®, Good Earth®, Snapple®, Kirkland SignatureTM and METRO’s Irresistibles K-Cup® portion packs for use with Keurig® hot beverage brewers.  We also continue to examine opportunities for business relationships with other strong national/regional brands including the potential for adding premium store-brand or co-branded portion packs to create additional portion pack products that will help augment consumer demand for the Keurig® hot beverage brewing systems.

As announced in February 2014, we signed a ten year agreement to collaborate on the development and introduction of the Coca-Cola Company’s global brand and portfolio for use in our forthcoming Keurig ® cold beverage system.  Under the collaboration arrangement, we are the Coca-Cola Company’s exclusive partner for the production and sale of the Coca-Cola Company-branded single serve, pod-based cold beverages.

We believe these new product offerings fuel excitement for current Keurig® hot beverage brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the system.  These relationships are established with careful consideration of potential economics.  We expect to continue to enter into these relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® hot beverage brewing system awareness and household adoption, in part through the participating brand’s advertising and merchandising activities.

Expanding in current channels.  We have identified and are targeting specific opportunities within our existing channels, specifically the AFH channel, including food service, workplace, higher education and hospitality locations.  These are areas where we have substantial room to grow, considering we are currently in less than one percent of food service outlets.  We began addressing this opportunity by forming a partnership with the SUBWAY® restaurant chain to bring Keurig® brewers to many of the restaurant brand’s North American locations.

Launching new brewer technologies and innovation.  We are also focused on continued innovation in both hot and cold brewing systems.  Some of our recent initiatives and planned product introductions include:

•                  An expansion of the Keurig® hot system with the fiscal 2013 launch of the Keurig® Rivo® Cappuccino and Latte System and Rivo® portion pack espresso blend varieties, in partnership with Luigi Lavazza S.p.A. (“Lavazza”);

•                  An expansion of the Keurig® hot beverage brewing system with introduction of a new commercial grade Keurig® Bolt™ platform which, following in-office testing, is expected to be available throughout the U.S. and Canada in fiscal 2014;

•                  The planned introduction of the next generation beverage platform of the Keurig® hot beverage system, Keurig® 2.0, in late fiscal 2014, will combine new proprietary interactive technology with the qualities and technologies of our existing K-Cup® and Vue® platforms to provide consumers the ability to brew a single cup and a carafe of their favorite coffees through one machine at the touch of a button; and

•                  An estimated launch in fiscal 2015 of the Keurig® cold beverage system, which will deliver freshly prepared carbonated, sparkling and still beverages.

Beginning international expansion.  Beginning in fiscal 2014 and continuing into fiscal 2015, we are planning to launch our Keurig® hot system global platform in targeted countries outside of North America with the introduction of a specifically designed Keurig® hot beverage brewer.

Our business relationships with participating beverage brands are generally established through licensing or manufacturing arrangements.

Under licensing arrangements, we license the right to manufacture, distribute and sell the finished beverage products through our distribution channels using the brand owners’ marks.  For the right to use a brand owner’s mark, we pay a royalty to the brand owner based on our sales of finished products that contain the brand owner’s mark.

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

Management is focused on executing our growth strategy to drive Keurig® hot beverage brewer adoption in households and offices in the U.S. and Canada in order to generate ongoing demand for portion packs.

We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices.  In September 2012, two patents associated with our K-Cup® portion packs expired, and certain third-parties have launched competing products in the form of established unlicensed national and regional brands and unlicensed private label portion packs.

For the third fiscal quarter of 2014, our net sales of $1,022.4 million represented growth of 6% over the third fiscal quarter of 2013 (“the prior year period”).  Gross profit for the third fiscal quarter of fiscal 2014 was $444.6 million, or 43.5% of net sales, as compared to $407.6 million, or 42.1% of net sales for the prior year period.  For the third fiscal quarter of 2014, selling, operating, and general and administrative expenses (“SG&A”) decreased 0.5% to $213.2 million from $214.3 million for the prior year period.  As a percentage of sales, SG&A expenses decreased to 20.9% in the third fiscal quarter of 2014 from 22.2% in the prior year period.  Our operating margin improved to 22.6% in the third fiscal quarter of 2014 from 20.0% in the prior year period.

We continually monitor all costs, including coffee, as we review our pricing structure as cyclical swings in commodity markets are common.  The recent years have seen significant volatility in the “C” price of coffee (i.e., the price per pound quoted by the Intercontinental Exchange).  We expect coffee prices to remain volatile in the coming years.

We offer a one-year warranty on all Keurig® hot beverage brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized.  In addition, sales of Keurig® hot beverage brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate, and our products become more complex, both in design and componentry, product performance may modulate, causing warranty or sales returns rates to possibly fluctuate going forward.  As a result, future warranty claims rates may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

We generated $823.8 million in cash from operating activities during the thirty-nine weeks ended June 28, 2014 as compared to $772.2 million during the thirty-nine weeks ended June 29, 2013.  During fiscal 2014, we completed two sales of our common stock resulting in proceeds of $1,348.4 million, net of transaction expenses.  We used cash during the thirty-nine weeks ended June 28, 2014 primarily to pay dividends of $77.7 million, fund capital expenditures of $221.9 million and repurchase shares of our common stock for $997.4 million.

We routinely analyze our short-term and long-term cash requirements to continue to grow the business.  In addition to funding share repurchases and cash dividends, we expect most of our cash generated from operations will continue to be used to fund capital expenditures and the working capital required for our growth over the next few years.

Business Segments

We manage our operations through two operating segments, a Domestic segment including all U.S. Operations and immaterial start-up operations related to international expansion, and a Canada segment including all Canadian operations.  See Note 3, Segment Reporting, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

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

Basis of Presentation

Included in this presentation are discussions and reconciliations of net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude legal and accounting expenses related to the Securities and Exchange Commission (“SEC”) inquiry and pending securities and stockholder derivative class action litigation and non-cash acquisition-related items such as amortization of identifiable intangibles, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing our results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation because these expenses can vary from period to period and expenses associated with these activities are not considered a key measure of our operating performance.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.5%	57.9%	61.1%	62.5%
Gross profit	43.5%	42.1%	38.9%	37.5%

Selling and operating expenses	12.5%	14.1%	12.0%	13.1%
General and administrative expenses	8.4%	8.0%	6.5%	6.7%
Operating income	22.6%	20.0%	20.5%*	17.8%*

Other income, net	0.0%	0.0%	0.1%	0.0%
(Loss) gain on financial instruments, net	(0.3)%	0.5%	0.1%	0.3%
Gain (loss) on foreign currency, net	0.9%	(1.1)%	(0.3)%	(0.6)%
Interest expense	(0.2)%	(0.4)%	(0.2)%	(0.4)%
Income before income taxes	23.0%	19.0%	20.1%*	17.1%

Income tax expense	(7.8)%	(7.0)%	(7.1)%	(6.3)%
Net income	15.2%	12.0%	13.0%	10.8%

Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%

Net income attributable to Keurig	15.2%	12.0%	13.0%	10.8%

* Does not sum due to rounding.

Segment Summary

Net sales and operating income (loss) for each of our operating segments and corporate - unallocated are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended		Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Domestic	$881.1	$822.6	$3,043.2	$2,820.1
Canada	141.3	144.5	468.9	490.8
Total net sales	$1,022.4	$967.1	$3,512.1	$3,310.9

	Operating income (loss) (in millions)
	Thirteen weeks ended		Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Domestic	$250.4	$213.1	$761.3	$644.0
Canada	24.8	23.7	77.5	69.9
Corporate	(43.9)	(43.5)	(120.3)	(126.0)
Total operating income	$231.3	$193.3	$718.5	$587.9

Thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	June 28, 2014	June 29, 2013	$ Increase (Decrease)	% Increase (Decrease)
Portion Packs	$826.3	$751.7	$74.6	10%
Brewers and accessories	128.0	133.1	(5.1)	(4)%
Other products	68.1	82.3	(14.2)	(17)%
Total net sales	$1,022.4	$967.1	$55.3	6%

Net sales for the third quarter of fiscal 2014 increased by $55.3 million, or 6%, to $1,022.4 million as compared to the prior year period.  The 6% increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1%.

The primary driver of the 6% increase in our net sales for the third quarter of fiscal 2014 as compared to the prior year period was a $74.6 million, or 10%, increase in total portion pack net sales.  This was partially offset by (i) a $5.1 million, or 4%, decrease in Keurig® brewer and accessory net sales and (ii) a $14.2 million, or 17%, decrease in other product net sales.

The increase in portion pack net sales for the third quarter of fiscal 2014 as compared to the prior year period was driven by an approximate 15 percentage point increase due to volume, partially offset by (i) an approximate 3 percentage point decrease due to portion pack mix and (ii) an approximate 2 percentage point decrease due to net price realization and the impact of foreign currency exchange rates.  During the third quarter of fiscal 2014, the negative mix was attributable to the fact that we sold proportionately more packs to brand owners, where there is a lower wholesale selling price, than to retailers and consumers, where there is a higher wholesale average selling price.  We anticipate this decrease in net sales due to mix change to fluctuate over time, and, as we anticipate adding more brand owners, we believe this negative mix trend may continue.

The decrease in brewer and accessory net sales for the third quarter of fiscal 2014 period as compared to the prior year period was primarily driven by a $7.4 million decrease in brewer net sales, partially offset by a $2.3 million increase in accessory net sales.  The decrease in brewer net sales was primarily driven by (i) a 21 percentage point decrease due to brewer net price realization, with approximately half resulting from a strategic decision to drive brewer volume to be in an appropriate inventory position ahead of the Keurig® 2.0 launch and to further expand the installed base of our Keurig® hot platform and approximately half due to a reduction to our sales return reserve in the third quarter of fiscal year 2013 which reflected lower brewer sales returns, partially offset by (i) a 13 percentage point increase due to brewer volume and (ii) a 3 percentage point increase due to brewer product mix.

Net sales of other products decreased $14.2 million, or 17%, for the third quarter of fiscal 2014 as compared to the prior year period primarily due to the continuing demand shift from traditional coffee package format to portion packs.

Domestic

Domestic segment net sales increased by $58.5 million, or 7%, to $881.1 million in the third quarter of fiscal 2014 as compared to $822.6 million in the prior year period.  The increase is due primarily to a $67.7 million, or 10%, increase related to net sales of portion packs, partially offset by a $6.7 million decrease related to sales of other products.

Canada

Canada segment net sales decreased by $3.2 million, or 2%, to $141.3 million in the third quarter of fiscal 2014 as compared to $144.5 million in the prior year period.  Excluding a $10.5 million, or 7%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales increased by $7.3 million primarily due to a $13.1 million, or 17% increase in net sales of portion packs, which was partially offset by (i) a $1.6 million, or 11%, decrease related to net sales of Keurig® brewers and accessories, and (ii) a $4.2 million, or 8%, decrease in net sales of other products, such as coffee sold in traditional package formats, driven by a demand shift from coffee sold in traditional package formats to portion packs.

Gross Profit

Gross profit for the third quarter of fiscal 2014 was $444.6 million, or 43.5% of net sales as compared to $407.6 million, or 42.1% of net sales, in the prior year period.  The increase in gross margin in the third quarter of fiscal 2014 compared to the prior year period was primarily attributable to (i) an increase of approximately 330 basis points related to a decrease in green coffee costs, and (ii) an increase of approximately 170 basis points related to logistics productivity, both of which were partially offset by (i) a decrease of approximately 140 basis points related to net price realization primarily associated with brewers, (ii) a decrease of 130 basis points related to increased portion pack packaging material costs, (iii) a decrease of approximately 80 basis points due to a change in estimate for charges related to a non-coffee purchase commitment in the comparable prior year period, and (iv) a decrease of approximately 70 basis points related to net price realization primarily associated with portion packs.

Selling, Operating, General and Administrative Expenses

SG&A expenses decreased by 0.5% to $213.2 million in the third quarter of fiscal 2014 from $214.3 million in the prior year period.  SG&A expenses as a percentage of net sales decreased to 20.9% in the third quarter of fiscal 2014 from 22.2% in the prior year period.  The decrease in SG&A over the prior year period is primarily attributed to a decrease in marketing expenses, partially offset by an increase in research and development and expenses related to information technology.

Segment Operating Income (Loss)

Operating income for the Domestic segment increased by $37.3 million, or 18%, for the third quarter of fiscal 2014 as compared to the prior year period which was primarily attributable to higher sales volume for portion packs and brewers as well as lower green coffee costs.  Operating income for the Canada segment increased by $1.1 million, or 5%, for the third quarter of fiscal 2014 as compared to the prior year period which was primarily attributable to lower green coffee costs, partially offset by the impact of unfavorable fluctuations in foreign exchange rates.  The operating loss for Corporate - Unallocated increased by $0.4 million, or 1%, for the third quarter of fiscal 2014 as compared to the prior year period.

(Loss) Gain on Financial Instruments, Net

We recorded $2.8 million in net losses on financial instruments not designated as hedges for accounting purposes during the third quarter of fiscal 2014 as compared to $4.4 million in net gains during the prior year period.  The net losses and gains were both primarily attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Gain (Loss) on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the third quarter of fiscal 2014, we incurred net foreign currency gains of approximately $8.8 million as compared to net losses of $10.4 million during the prior year period.  The net foreign currency gains and losses primarily related to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $2.4 million in the third quarter of fiscal 2014, as compared to $3.9 million in the prior year period.  The decrease in interest expense was primarily due to an increase in capitalized interest as compared to the prior year period and lower average outstanding debt in the third quarter of fiscal 2014 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 33.9% for the third quarter of fiscal 2014 as compared to a 36.6% effective tax rate for the prior year period.  The decrease in the effective rate was primarily due to a $10.7 million increase related to domestic production activities deductions for the third quarter of fiscal 2014 as compared to the prior year period and a $1.8 million release of reserves for uncertain tax positions due to the expiration of the statute of limitations in the third quarter of fiscal 2014.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the third quarter of fiscal 2014 was $155.2 million, an increase of $38.9 million or 33%, as compared to $116.3 million in the prior year period.

Non-GAAP net income (when excluding legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation as well as non-cash related items such as amortization of identifiable intangibles) increased 31% to $163.2 million for the third quarter of fiscal 2014 from $124.7 million non-GAAP net income in the prior year period.

Diluted EPS was $0.94 per share in the third quarter of fiscal 2014, as compared to $0.76 per share in the prior year period.

Non-GAAP diluted EPS was $0.99 per share in the third quarter of fiscal 2014, as compared to $0.82 per share in the prior year period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended June 28, 2014 and June 29, 2013 (in thousands, except per share data):

	Thirteen weeks ended
	June 28, 2014	June 29, 2013
Net income attributable to Keurig	$155,151	$116,272
After tax:
Expenses related to SEC inquiry (1)	762	657
Amortization of identifiable intangibles (2)	7,270	7,746
Non-GAAP net income attributable to Keurig	$163,183	$124,675

	Thirteen weeks ended
	June 28, 2014		June 29, 2013
Diluted income per share	$0.94		$0.76
After tax:
Expenses related to SEC inquiry (1)	0.00		0.00
Amortization of identifiable intangibles (2)	0.04		0.05
Non-GAAP net income per share	$0.99	*	$0.82	*

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $0.4 million for each of the thirteen weeks ended June 28, 2014 and June 29, 2013, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 14, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.4 million and $3.5 million for each of the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

Thirty-nine weeks ended June 28, 2014 as compared to the thirty-nine weeks ended June 29, 2013

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Thirty-nine weeks ended
	June 28, 2014	June 29, 2013	$ Increase (Decrease)	% Increase (Decrease)
Portion Packs	$2,655.8	$2,409.4	$246.4	10%
Brewers and accessories	640.7	637.2	3.5	1%
Other products	215.6	264.3	(48.7)	(18)%
Total net sales	$3,512.1	$3,310.9	$201.2	6%

Net sales for the thirty-nine weeks ended June 28, 2014 (the “2014 YTD period”) increased by $201.2 million, or 6%, to $3,512.1 million, as compared to $3,310.9 million reported for the thirty-nine weeks ended June 29, 2013 (“the prior YTD period”).  The 6% increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1%.

The primary drivers of the 6% increase in our net sales as compared to the prior YTD period were a $246.4 million, or 10%, increase in total portion pack net sales and a $3.5 million, or 1%, increase in Keurig® brewer and accessory sales, both of which were partially offset by a $48.7 million, or 18%, net decrease in other products.

The increase in portion pack net sales as compared to the prior YTD period was driven by an approximate 14 percentage point increase due to volume, partially offset by (i) an approximate 2 percentage point decrease due to net price realization and (ii) an approximate 2 percentage point decrease due to sales mix and the impact of foreign currency exchange rates.  During the YTD period, the negative mix was attributable to the fact that we sold proportionately more packs to brand owners, where there is a lower wholesale selling price, than to retailers and consumers, where there is a higher wholesale average selling price.  We anticipate this decrease in net sales due to mix change to fluctuate over time, and, as we anticipate adding more brand owners, we believe this negative mix trend may continue.

The increase in brewer and accessory net sales as compared to the prior YTD period was primarily driven by a $5.9 million increase in brewer net sales, partially offset by a $2.4 million decrease in accessory net sales.  The increase in brewer net sales was primarily driven by a 10 percentage point increase due to brewer sales volume, partially offset by a 9 percentage point decrease due to brewer net price realization resulting from a strategic decision to drive brewer volume to be in an appropriate inventory position ahead of the Keurig® 2.0 launch and to further expand the installed base of our Keurig® hot platform.

Net sales of other products decreased $48.7 million, or 18%, as compared to the prior YTD period primarily due to the continuing demand shift from traditional coffee package format to portion packs.

Domestic

Domestic segment net sales increased by $223.1 million, or 8%, to $3,043.2 million in the 2014 YTD period as compared to $2,820.1 million in the prior YTD period.  The increase is due primarily to a $221.3 million, or 10%, increase related to sales of portion packs.

Canada

Canada segment net sales decreased by $21.9 million, or 4%, to $468.9 million in the 2014 YTD period, as compared to $490.8 million in the prior YTD period.  Excluding a $32.5 million, or 6%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales increased by $10.6 million primarily due to a $43.6 million, or 18%, increase in net sales of portion packs, which was partially offset by (i) a $12.1 million, or 15%, decrease related to net sales of Keurig® brewers and accessories, and (ii) a $20.9 million, or 12%, decrease in net sales of other products, such as coffee sold in traditional package formats, driven by a demand shift from coffee sold in traditional package formats to portion packs.

Gross Profit

Gross profit for the 2014 YTD period was $1,366.1 million, or 38.9% of net sales, as compared to $1,241.9 million, or 37.5% of net sales, in the prior year period.  The increase in gross margin as compared to the prior YTD period was primarily attributable to (i) an increase of approximately 380 basis points due to a decrease in green coffee costs and (ii) an increase of approximately 110 basis points due to logistics productivity, both of which were partially offset by (i) a decrease of approximately 100 basis points due increased portion pack packaging materials, (ii) a decrease of approximately 100 basis points due to lower net price realization primarily associated with portion packs; and (iii) a decrease of approximately 90 basis points due to lower net price realization primarily associated with brewers.

Selling, Operating, General and Administrative Expenses

SG&A expenses decreased 1% to $647.6 million in the 2014 YTD period from $654.0 million in the prior YTD period.  SG&A expenses as a percentage of net sales decreased to 18.4% in the 2014 YTD period from 19.8% in the prior YTD period.  The decrease in SG&A over the prior YTD period is primarily attributed to a decrease in marketing expenses, partially offset by increases in research and development and expenses related to information technology.

Segment Operating Income (Loss)

Operating income for the Domestic segment increased by $117.3 million, or 18%, as compared to the prior YTD period which was primarily attributable to higher sales volume for portion packs and brewers as well as lower green coffee costs.  Operating income for the Canada segment increased by $7.6 million, or 11%, as compared to the prior YTD period which was primarily attributable to lower green coffee costs and a reduction in professional and administrative expenses, partially offset by the impact of unfavorable fluctuations in foreign exchange rates.  The operating loss for Corporate - Unallocated decreased by $5.7 million, or 4.5%, as compared to the prior YTD period which was primarily attributable to a reduction in professional and consulting fees.

(Loss) Gain on Financial Instruments, Net

We recorded $4.6 million in net gains on financial instruments not designated as hedges for accounting purposes during the 2014 YTD period as compared to $9.0 million in net gains during the prior YTD period.  For both the 2014 and prior YTD periods, the net gains were primarily attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Gain (Loss) on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the 2014 YTD period, we incurred a net foreign currency loss of $10.4 million as compared to a net loss of $19.2 million during the prior YTD period.  The net foreign currency losses are primarily attributable to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $8.1 million in the 2014 YTD period, as compared to $13.5 million in the prior YTD period.  The decrease in interest expense was primarily due to lower average outstanding debt during the thirty-nine weeks ended June 28, 2014 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 35.4% for the 2014 YTD period, as compared to a 36.8% effective income tax rate in the prior YTD period.  The lower effective tax rate for the 2014 YTD period was due primarily to an increase related to domestic production activities deductions and the release of reserves for uncertain tax positions due to the expiration of the statute of limitations.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

Net income in the 2014 YTD period was $455.5 million, an increase of $99.2 million or 28%, as compared to $356.3 million in the prior YTD period.

Non-GAAP net income (when excluding legal and accounting expenses related to the SEC inquiry and pending securities and stockholder derivative class action litigation as well as non-cash related items such as amortization of identifiable intangibles) increased 26% to $479.1 million for the 2014 YTD period from $381.6 million non-GAAP net income in the prior YTD period.

Diluted EPS was $2.88 per share in the 2014 YTD period, as compared to $2.33 per share in the prior YTD period.

Non-GAAP diluted EPS was $3.03 per share in the 2014 YTD period, as compared to $2.50 per share in the prior YTD period.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirty-nine weeks ended June 28, 2014 and June 29, 2013 (in thousands, except per share data):

	Thirty-nine weeks ended
	June 28, 2014	June 29, 2013
Net income attributable to Keurig	$455,462	$356,276
After tax:
Expenses related to SEC inquiry (1)	1,347	1,773
Amortization of identifiable intangibles (2)	22,246	23,523
Non-GAAP net income attributable to Keurig	$479,055	$381,572

	Thirty-nine weeks ended
	June 28, 2014	June 29, 2013
Diluted income per share	$2.88	$2.33
After tax:
Expenses related to SEC inquiry (1)	0.01	0.01
Amortization of identifiable intangibles (2)	0.14	0.15
Non-GAAP net income per share	$3.03	$2.50	*

(1)         Represents legal and accounting expenses, net of income taxes of $0.8 million and $1.0 million for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 14, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $10.4 million and $10.7 million for the thirty-nine weeks ended June 28, 2014 and June 29, 2013, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

Liquidity and Capital Resources

We have principally funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities, proceeds from sales of our common stock, borrowings under our credit facilities and capital lease and financing obligations.  During fiscal 2014, we received $1,348.4 million, net of transaction-related expenses, from the issuance of 16,684,139 shares of common stock to Atlantic Industries, a wholly owned subsidiary of The Coca-Cola Company, and the issuance of 1,407,000 shares of common stock to Lavazza.  At June 28, 2014, we had $273.9 million in outstanding debt and capital lease and financing obligations, $1,203.7 million in cash and cash equivalents and $1,657.0 million of working capital (including cash).  At September 28, 2013, we had $251.0 million in outstanding debt and capital lease and financing obligations, $260.1 million in cash and cash equivalents and $924.4 million of working capital (including cash).

Our cash and cash equivalents total $1.2 billion and $0.3 billion as of June 28, 2014, and September 28, 2013, respectively.  We actively manage our cash and cash equivalents in order to internally fund our operating needs, make scheduled interest and principal payments on our borrowings, invest in our innovation pipeline and business growth opportunities, and return cash to shareholders through common stock cash dividend payments and share repurchases.

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

As of June 28, 2014, we had $77.2 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations, primarily held by our Canadian business.

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities during the thirty-nine weeks ended June 28, 2014 was $823.8 million as compared to $772.2 million for the prior year period.  We generated $456.2 million in net income for the thirty-nine weeks ended June 28, 2014.  We incurred non-cash expenses of $191.8 million primarily related to depreciation and amortization.  Other significant changes in assets and liabilities affecting net cash provided by operating activities were (i) an change in income taxes receivable and income taxes payable, net providing net cash of $62.7 million, (ii) a decrease in inventories of $34.4 million and an increase in accounts payable and accrued expenses of $28.1 million.

Investing Activities:

Investing activities primarily include capital expenditures for equipment and building improvements.

Capital expenditures were $221.9 million for the thirty-nine weeks ended June 28, 2014 as compared to $190.4 million for the prior year period.  Capital expenditures incurred on an accrual basis during the thirty-nine weeks ended June 28, 2014 consisted primarily of $26.7 million related to increasing packaging capabilities for Keurig® beverage platforms, $81.1 million related to facilities and related infrastructure, $48.5 million related to information technology infrastructure and systems and $100.1 million related to new product platforms.  Of the $81.1 million in capital expenditures related to facilities and related infrastructure, $33.8 million relates to fixed assets acquired under capital lease and financing obligations.  In fiscal 2014, we currently expect to invest between $350.0 million to $400.0 million in capital expenditures to support our future growth.

Financing Activities:

Cash provided by financing activities for the thirty-nine weeks ended June 28, 2014 totaled $347.4 million.  We received $1,348.4 million, net of transaction-related expenses from the issuance of 16,684,139 shares of common stock to Atlantic Industries, a wholly owned subsidiary of The Coca-Cola Company, and the issuance of 1,407,000 shares of common stock to Lavazza.  We used $997.4 million of cash to fund share repurchase activity under our existing authorized share repurchase programs and $77.7 million to pay common stock dividends during the thirty-nine weeks ended June 28, 2014.

Cash flows from operating and financing activities included a $52.7 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units and performance stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long Term Debt

Under our Amended and Restated Credit Agreement (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At June 28, 2014, we had $163.7 million outstanding under the term loan A facility, no balances outstanding under the revolving credit facilities and $6.2 million in letters of credit with $993.8 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate as of June 28, 2014 and September 28, 2013 was 3.6% and 3.5%, respectively, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At June 28, 2014, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

Interest Rate Swaps

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at June 28, 2014 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At June 28, 2014, we estimate we would have paid $4.2 million (gross of tax), if we terminated the interest rate swap agreements.  We designate the interest rate swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During each of the thirteen weeks ended June 28, 2014 and June 29, 2013, we incurred $0.8 million in additional interest expense pursuant to interest rate swap agreements.  During each of the thirty-nine ended June 28, 2014 and June 29, 2013, we incurred $2.4 million and $2.7 million, respectively, in additional interest expense pursuant to interest rate swap agreements.

Common Stock Sales

On February 27, 2014, we sold 16,684,139 shares of common stock to Atlantic Industries, an indirect wholly owned subsidiary of The Coca-Cola Company, at $74.98 per share for an aggregate purchase price of $1,251.0 million, pursuant to a common stock purchase agreement dated February 5, 2014.

In addition, pursuant to pre-emptive rights set forth in the Common Stock Purchase Agreement (“CSPA”) between us and Lavazza dated August 10, 2010, we agreed not to sell or issue any shares of Common Stock for a period of five years and six months after September 28, 2010 without first offering Lavazza the opportunity to purchase an amount of newly issued securities.  In accordance with the CSPA, Lavazza is entitled to maintain its current percentage ownership of our outstanding common stock as of immediately prior to the closing of any common stock issuance, on terms and conditions not less favorable than those proposed for such offering, including price.  As a result of the February 27, 2014 issuance of common stock to Atlantic Industries described above, on March 28, 2014, we entered into a common stock purchase agreement with Lavazza to sell 1,407,000 shares of our common stock to Lavazza at $74.98 per share for an aggregate purchase price of $105.5 million.  The transaction closed on April 17, 2014.

Share Repurchases and Dividends

Throughout various times during fiscal 2012, 2013, and 2014, our Board of Directors authorized the Company to repurchase a total of $2.5 billion of the Company’s common stock.   As of June 28, 2014, $1,237.9 million remained available for common stock repurchases.  Additional repurchases will be made with cash on hand, cash from operations and funds available through our existing credit facility.  See Note 12, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

On February 28, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”) pursuant to the 2012 and 2013 Share Repurchase Programs.  The ASR allows us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, we agreed to purchase $700.0 million of our common stock, in total, with an initial delivery to us of 4,340,508 shares (“Initial Shares”) of our common stock by the Bank.  The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $700.0 million.  The repurchased shares were retired and returned to an unissued status.  The remainder of the total purchase price of $210.0 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital.

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

During the third quarter of fiscal 2014, we declared a quarterly dividend of $0.25 per common share, or $40.7 million in the aggregate, payable on August 1, 2014 to shareholders of record on July 3, 2014.  During the thirty-nine weeks ended June 28, 2014, we paid dividends of approximately $77.7 million.

On August 4, 2014, our Board of Directors declared the next regular quarterly cash dividend of $0.25 per common share, payable on October 31, 2014, to shareholders of record as of the close of business on October 3, 2014.

No cash dividends were declared or paid in fiscal 2013.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt	Interest Expense (1)	Operating Lease Obligations	Capital Lease Obligations (2)	Financing Obligations (3)	Purchase Obligations (4)	Total
Remainder of 2014	$3,164	$1,451	$4,339	$640	$369	$536,985	$546,948
FY 2015 - FY 2016	159,360	7,577	30,614	7,676	18,240	770,617	994,084
FY 2017 - FY 2018	903	91	18,481	7,676	19,245	550,626	597,022
Thereafter	234	9	31,123	31,977	113,722	44,043	221,108
Total	$163,661	$9,128	$84,557	$47,969	$151,576	$1,902,271	$2,359,162

(1)         Based on rates in effect at June 28, 2014.

(2)         Includes principal and interest payments under capital lease obligations.

(3)         Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense upon completion of construction.

(4)         Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

In addition, we have $17.2 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $9.5 million expiring through June 2015.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

Information required by this Item is contained in Note 2, Recent Accounting Pronouncements, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

Factors Affecting Quarterly Performance

Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season.  As a result, total inventory, and specifically, brewers and accessories finished goods inventory is considerably higher during the last fiscal quarter than other quarters during the fiscal year, as we prepare for the holiday season.  Due to the shift in product mix toward brewers and accessories in the first quarter of our fiscal year, gross margin, as a percentage of net sales, is typically lower in the first fiscal quarter than in the remainder of the fiscal year.  Historically, in addition to variations resulting from the holiday season, we have experienced variations in sales from quarter-to-quarter due to a variety of other factors including, but not limited to, the cost of green coffee, competitor initiatives, marketing programs and weather.  Because of the seasonality of our business, the results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Forward-Looking Statements

Certain information in this filing constitutes “forward-looking statements.”  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.”  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the success of introducing and producing new product offerings, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, projections of payment of dividends, and the impact of the inquiry initiated by the SEC and any related litigation or additional governmental inquiry or enforcement proceedings, as well as litigation asserting claims against us under the federal antitrust laws and various state laws.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2013 Annual Report filed on Form 10-K, as amended, and Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in interest rates and the commodity “C” price of coffee (the price per pound quoted by the Intercontinental Exchange).  To address these risks, we enter into hedging transactions as described below.  We do not use financial instruments for trading or speculative purposes.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

	Remainder						Total Debt Outstanding and average effective interest rate at
	of 2014	2015	2016	2017	2018	Thereafter	June 28, 2014
Long-term debt:
Variable rate (in thousands)	$3,160	$18,880	$9,767	$79	$79	$20	$31,985
Average interest rate	1.7%	1.7%	1.7%	4.0%	4.0%	4.0%	1.7%
Fixed rate (in thousands)	$4	$350	$130,363	$364	$381	$214	$131,676
Average interest rate	4.0%	4.0%	4.0%	3.9%	3.9%	3.9%	4.0%

At June 28, 2014, we had $32.0 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $0.3 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $0.9 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On June 28, 2014, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will terminate in November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts nine to twelve months prior to delivery, so that we can adjust our sales prices to the marketplace.  At June 28, 2014, we had approximately $410.5 million in green coffee purchase commitments, of which approximately 92% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  The effective portion of the hedges’ gains or losses resulting from changes in the fair value of the hedges are deferred in other comprehensive income, net of tax effects, until the hedged inventory sale is recognized in earnings, at which point the gains and losses are recognized as a cost of sales.  Any ineffective portion of the hedges’ gains or losses are recognized in the cost of sales in the period they occur.  When these commodity-based financial instruments are not classified as cash flow hedges, gain and losses are immediately recognized into cost of sales.  At June 28, 2014, we held outstanding futures contracts covering 20.4 million pounds of coffee with a net fair market value of $6.4 million, gross of tax.  At September 28, 2013, we held outstanding futures contracts covering 28.6 million pounds of coffee with a fair market value of $(3.8) million, gross of tax.

At June 28, 2014, we were exposed to approximately $34.8 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $40.1 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 28, 2013.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at June 28, 2014 by approximately $3.5 million.

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

As described in Note 9, Derivative Financial Instruments, in the Notes to Unaudited Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, from time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures.  More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars.  These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes.  As a result, the changes in fair value are recognized in the (Loss) gain on financial instruments, net line in the Unaudited Consolidated Statements of Operations.  We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.

At June 28, 2014, we had approximately 1.5 years remaining on a CDN $90.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.

We occasionally use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations.  We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date.  The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the Unaudited Consolidated Statements of Operations.  We had no outstanding foreign currency forward contracts designated as fair value hedges at June 28, 2014.  In addition, we use foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments.  We designate these contracts as cash flow hedges and measure the effectiveness at each balance sheet date.  The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss).  The gains or losses on these instruments are reclassified from other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings.  If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.  At June 28, 2014, we had outstanding foreign currency forward contracts designated as cash flow hedges that had a fair value of $(0.4) million.

Movements in foreign currency exchange rates expose us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.

Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $123.4 million at June 28, 2014.  Based on our net un-hedged assets that are affected by movements in foreign currency exchange rates as of June 28, 2014, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $12.3 million.  In addition, at June 28, 2014 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $657.6 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $65.8 million with a corresponding charge to other comprehensive income (loss).

Item 4.  Controls and Procedures

As of June 28, 2014, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

Information required by this Item is contained in Note 14, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

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

A significant percentage of our total revenue is attributable to sales of portion packs for use with our Keurig® Brewing systems (which include all those branded “Keurig®” and “Vue®”).  For the thirty-nine weeks ended June 28, 2014, total consolidated net sales of portion packs and Keurig® brewers and related accessories represented approximately 94% of consolidated net sales.  Continued acceptance of Keurig® Brewing systems and sales of portion packs to an increasing installed base of brewers are significant factors in our growth plans.  Any substantial or sustained decline in the sale of Keurig® Brewing systems or sales of our portion packs would materially adversely affect us.  Keurig® Brewing systems compete against all sellers of coffeemakers.  These companies include Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Hamilton Beach / Proctor-Silex, Inc., Jarden Corporation, Nestle S.A. (including the Nescafe Dolce-Gusto® beverage system), Phillips Electronics NV (including the SENSEO® brewing system, in cooperation with Sara Lee Corporation) and Robert Bosch GmbH (including the TASSIMO® beverage system, in cooperation with Kraft Foods, Inc.), Stanley Black & Decker, Inc., Starbucks Corporation (including its Verismo® brewing system), Whirlpool Corporation, as well as a number of additional brewing systems and brands.  If we do not succeed in effectively differentiating ourselves from our competitors, based on technology, quality of products, desired brands or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig® Brewing systems and portion packs, and accordingly, our profitability may be materially adversely affected.

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

The coffee industry is intensely competitive and we compete with respect to product, quality, convenience and price.  We face significant competition in each of our channels and marketplaces.  We compete with major international beverage companies that operate in multiple geographic areas, as well as numerous companies, like our Company, that are primarily local in operation.  Our coffees also compete against local or regional brands as well as against private label brands developed by retailers.  Our ability to gain or maintain share of sales in the global marketplace or in various local marketplaces may be limited as a result of actions by competitors.  Starting in fiscal 2013, in the U.S. and Canada, certain patents associated with our current generation K-Cup® portion packs presently used in Keurig® K-Cup® brewers expired.  With the patent expiry, there has been increased competition by unlicensed brands or unlicensed private label manufacturers offering new portion packs that are compatible with the Keurig® K-Cup® brewers.  This increased marketplace competition could hurt our business.

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

In addition, our success depends in part on our ability to maintain good relationships with key retail and grocery customers.  Theloss of one or more of our key customers could have an adverse effect on our financial performance.  In addition, because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through increased promotional programs, pricing concessions, more favorable trade terms and increased emphasis on private label products.  To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced.  Further, if we are unable to continue to offer terms that are acceptable to our significant customers or our customers determine that they need fewer inventories to service consumers; these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

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

We have single suppliers for certain strategic raw materials critical for the manufacture of portion packs and the processing of certain key ingredients in our portion packs.  In addition, a single company manufactures the vast majority of our brewers.  We have begun to look for additional suppliers for these strategic raw materials and ingredient processing, and have begun to expand our brewer manufacturing footprint, having recently qualified manufacturers in Malaysia and China.  However, in the meantime, any disruption in operation of these companies to produce for us, whether as a result of a natural disaster or other causes, could significantly impair our ability to meet demand for our products.

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

We are currently party to various legal and other proceedings.  In particular, numerous putative class actions and stockholder derivative actions have been filed against us in response to our disclosures in the Current Reports on Forms 8-K dated September 28, 2010 and November 15, 2010.  In addition, two individual and numerous class actions have been filed against us asserting claims under the federal antitrust laws and various state laws, claiming that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee portion packs, including through its contracts with suppliers and distributors and in connection with the launch of our next generation hot brewing system, Keurig® 2.0 and seeking to block the launch of Keurig® 2.0.  See Note 14, Legal Proceedings, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.  These matters may involve substantial expense and operational disruption to us, which could have a material adverse impact on our financial position and our results of operations.  We can provide no assurances as to the outcome of any litigation.

Adverse changes in global and domestic economic conditions or a worsening of the United States economy could materially adversely affect us.

For the thirty-nine weeks ended June 28, 2014, our net sales in the United States were approximately $3.0 billion, or 87% of our total net sales.  Our sales and performance depend significantly on consumer confidence and discretionary spending, which are still under pressure from United States and global economic conditions.  Unfavorable general economic conditions, such as a worsening of the economic downturn and/or decrease in consumer spending in the United States may adversely impact our sales, reduce our profitability and could negatively affect our overall financial performance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (Dollars in thousands)
March 30, 2014 to April 26, 2014	661,900	$100.68	661,900	$287,795
April 27, 2014 to May 24, 2014	—	—	—	1,287,795
May 25, 2014 to June 28, 2014	427,085	116.91	427,085	1,237,865
Total	1,088,985	107.04	1,088,985

(1)Monthly information corresponds to our fiscal months during the third quarter of fiscal 2014.

(2)All shares purchased during the period were made as part of plans approved by the Board of Directors in November 2013, to purchase up to $1.0 billion in Company shares, and in May 2014 to purchase up to an additional $1.0 billion in Company shares.

See Note 12, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

Item 6.  Exhibits

(a) Exhibits:

10.1                        Second Amendment to the Keurig Green Mountain, Inc. 2002 Deferred Compensation Plan.*

10.2                        Amendment to Consulting Agreement between Keurig Green Mountain, Inc. and Robert P. Stiller, dated June 14, 2014.*

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

101                           The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

Date: 8/6/2014	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date: 8/6/2014	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer and Treasurer