Form 10-K
period 2014-09-27
KEURIG GREEN MOUNTAIN, INC.
filed 2014-11-19
CIK 909954

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 27, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 1-12340

KEURIG GREEN MOUNTAIN, INC.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 29, 2014 was approximately $17,446,088,000 based upon the closing price of such stock on March 28, 2014.

         As of November 14, 2014, 162,009,539 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

KEURIG GREEN MOUNTAIN, INC,

Annual Report on Form 10-K

For

Fiscal Year Ended September 27, 2014

PART I

FORWARD-LOOKING STATEMENTS

This report contains information that constitutes "forward-looking statements." Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," "may," "aims," "intends," or "projects." However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the success of introducing and producing new product offerings, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, projections of payment of dividends, the impact of pending shareholder litigation, and the impact of pending antitrust litigation against the Company in the United States and Canada. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and Part II "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 1.    Business

Overview

We believe that we are a leader in specialty coffee, coffeemakers, teas and other beverages in the United States and Canada. We consider ourselves an innovative, technology-driven, values-based personal beverage system company. Our multi-brand beverage and brewer portfolio is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home. We develop and sell a variety of Keurig® brewers and produce and sell specialty coffee and other specialty beverages in portion packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other beverages for use with our Keurig® hot brewing systems. We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans. We market and sell our products to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through our Company websites. We have differentiated our Company and our Keurig® brand with our ability to partner with other beverage brand companies in order to bring consumers significant beverage and brand choice in our Keurig® Brewing systems. We currently offer more than 385 beverage varieties and over 50 brands as part of the Keurig® system. Unless the context indicates otherwise, the terms "Keurig", the "Company", "we", "our", or "us" refer to Keurig Green Mountain, Inc., together with its subsidiaries.

As of the end of our 2014 fiscal year, we had the top four best-selling coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data. Under the Keurig® brand name, we offer a variety of brewers for commercial use in the Away From Home ("AFH") channel and for home use in the At Home ("AH") channel that are differentiated by features and size.

In recent years, growth in the coffee industry has come primarily from the specialty coffee category, fueled by the emergence of specialty coffee shops throughout the U.S. and Canada. Single-serve has been the fastest growing segment of the specialty coffee category. Concurrently, consumers are more frequently seeking to enjoy premium experiences within the comfort and convenience of their own homes, including the consumption of specialty coffee. In addition to what we believe to be our carefully developed and distinctive advantages over our competitors, the Company has been benefiting from these broad consumer trends.

Our growth strategy involves using our consumer insights to develop innovative new brewing systems and beverages; continually improving and refining our current systems and beverages; and, developing and managing marketing programs to drive Keurig® Brewing system adoption in order to generate ongoing demand for portion packs. We currently target opportunities primarily in American and Canadian households, food service, educational and office locations. Over the longer term, we also will work to expand our addressable opportunity globally. As part of our strategy, we work to sell our at-home hot system brewers at attractive price points which are approximately at cost, or at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable portion packs. In addition, we have license agreements with Breville PTY Limited (producer of Breville® brand coffeemakers), Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers) and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by an increase in adoption of Keurig® hot brewing systems, which include both the brewer and the related portion packs. In fiscal 2014, approximately 94% of our consolidated net sales were attributed to the combination of portion packs and Keurig® brewers and related accessories.

While our recent growth has been predominantly driven by an increase in adoption of Keurig® hot brewing systems, we have been developing the Keurig Cold™ beverage system for more than five years. During fiscal 2014, we continued to work towards commercializing the Keurig Cold™ beverage system and we plan to introduce the product in fiscal 2015. Keurig Cold™ is an in-home cold beverage system that will use precisely formulated single-serve pods to dispense freshly-made cold beverages including carbonated drinks, enhanced waters, sports drinks and teas with the one-touch simplicity, quality and variety that North American consumers love about the Keurig® brand hot system platform.

We believe that the Keurig Cold™ beverage system will meet a number of consumer needs, including:

  •
  delivering the beverage cold versus ambient;

  •
  offering a consistent and simple carbonation process at the touch of a button;

  •
  enabling consistent and exact dosing of different levels of carbonation and flavoring;

  •
  offering wide brand choice and variety; and

  •
  being offered at an attractive price point similar to our Keurig® hot platform brewer line-up, with a footprint suitable for a kitchen counter.

In support of the manufacturing of Keurig Cold™ single-serve pods, in fiscal 2014 we began construction on a Keurig Cold™ early production center in Vermont, where we will operate the first pod production lines. Additionally, during fiscal 2014, we purchased a 585,000 square foot facility in Lithia Springs, Georgia that will be dedicated to Keurig Cold™ production. We anticipate that we will make significant investments in ramping up this new Keurig Cold™ production facility in order to meet anticipated consumer demand for Keurig Cold™ single-serve pods.

As with our Keurig® hot platform, we plan to have multiple brands and multiple partners in our Keurig Cold™ beverage system over time to offer the world's finest cold beverages to Keurig consumers.

During fiscal 2014, we announced the first significant partnership related to the Keurig Cold™ beverage system: a 10-year agreement to collaborate on the development and introduction of The Coca-Cola Company® global brand portfolio for use in the Keurig Cold™ beverage system. Under the global strategic agreement, Keurig and The Coca-Cola Company will cooperate to bring the Keurig Cold™ beverage system to consumers around the world. We believe that having The Coca Cola Company as our strategic partner and collaborator will amplify and accelerate changing the way consumers create and enjoy beverages at home. We are working closely with The Coca-Cola Company to develop and perfect some of their brands for our Keurig Cold™ system, as well as developing a variety of our own new brands to be launched in the Keurig Cold™ beverage system and working with other potential Keurig Cold™ beverage system partners.

Business Segments

Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker, manages the business, evaluates financial results, and makes key operating decisions. The structure includes a Domestic segment containing all U.S. Operations and immaterial operations related to international expansion, and a Canada segment containing all Canadian operations. See Note 4, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Annual Report.

Domestic.    The Domestic segment designs and sells hot beverage system brewers and accessories and sources, produces and sells coffee, hot cocoa, teas and other beverages under a variety of brands in K-Cup®, Vue®, Rivo®, K-Carafe™ and Bolt™ portion packs ("portion packs"), and coffee in more traditional packaging, including bags and fractional packs, to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through a consumer-facing website.

Canada.    The Canada segment sells hot beverage system brewers and accessories, and sources, produces and sells coffee and teas and other beverages under a variety of brands in K-Cup®, Rivo® and K-Carafe™ portion packs, and coffee in more traditional packaging, including cans, bags and fractional packs, to retailers including supermarkets, department stores, mass merchandisers, club stores, office coffee distributors, and, through its office coffee services business, to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its consumer-facing website.

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

Our Strengths

We believe our innovative system approach provides us with a unique competitive advantage in the marketplace, as we design all aspects of the system, including the beverage, the portion pack, the portion pack manufacturing lines, the appliance and its components. We believe that the consumer benefits delivered by our Keurig® beverage system will preserve our leadership position in the marketplace and give us significant opportunity to continue to grow our coffee business and do for other beverage categories what we have done for coffee. We also believe we have differentiated our Company and our Keurig® brand with our ability to partner with other beverage brand companies in order to bring consumers significant beverage and brand choice in our Keurig® Brewing systems. Finally, we continue to invest to ensure innovation in our current brewing systems and to enable us to develop and market new systems for adjacent categories.

We believe the primary consumer benefits delivered by our Keurig® Brewing system are as follows:

  Quality—expectations of the quality of coffee consumers drink have increased over the last several years and, we believe, with the Keurig® system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

  Convenience—the Keurig® system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

  Choice—with many beverage brands across multiple beverage categories, Keurig offers more than 385 individual varieties, allowing consumers to enjoy and explore a wide range of beverages. In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, in portion packs.

We see these benefits as being our competitive advantage and believe it is the combination of these attributes that makes Keurig® Brewing systems appealing to consumers.

Our Strategy

We are focused on building our brands, diversifying our product lines and profitably growing our business. We believe we can continue to grow sales by increasing consumer awareness of the Keurig® brand in the United States and Canada; expanding into new geographic regions; expanding consumer choice of coffee, tea and other beverages in our existing brewing systems; developing and introducing new brewing platforms; expanding sales in adjacent beverage industry segments; and/or selectively pursuing other synergistic opportunities.

The key elements of our business strategy are as follows:

  •
  Increasing adoption of the Keurig® hot brewing systems in the United States and Canada;

  •
  Expanding beverage choice through both our owned and partner brand offerings;

  •
  Expanding in current channels;

  •
  Launching new, innovative beverage system technologies and platforms; and,

  •
  Continuing international expansion.

Increasing adoption of the Keurig® hot brewing systems in the United States and Canada.    While we are positioned as a leader in the hot beverage marketplace, we have opportunities in the United States and Canada to increase brand awareness and household penetration. In our fiscal year 2014 we launched our Keurig® 2.0 Beverage System—the first Keurig® brewer to brew both a single cup and a carafe. Extending the Keurig® value proposition to include a carafe option for at-home users allows us to target an incremental need of consumers for brewing larger volumes quickly and simply. We are also implementing measures to improve the shopping experience at retail to further distinguish the Keurig® brand and enhance brand recognition. Additionally, we are launching targeted marketing campaigns to increase regional household penetration in certain geographic areas through increased awareness, trial and conversion. As we continue to introduce the new Keurig® 2.0 Beverage System in fiscal 2015, we anticipate that we will continue to incur transition costs through the first year of launch including higher brewer costs for the new 2.0 appliances as compared to the earlier reservoir model appliances leading to lower gross margins.

Expanding beverage choice through both our owned and partner brand offerings.    In fiscal 2014, we continued to expand consumer choice in the Keurig® Brewing system by entering into or extending a number of business relationships across multiple channels and geographies for use with Keurig® brewers. Expanded or new brand partnerships announced in fiscal year 2014 included Krispy Kreme®, Lavazza, Laura Second®, Peet's Coffee & Tea, Folgers®, Folgers Gourmet Selections®, Café Bustelo®, Millstone®, Seattle's Best Coffee®, Nestle® Coffee-mate®, Maxwell House®, Gevalia®, Yuban®, McCafé® and Honest Tea®. In addition, we also signed agreements to produce store brands for stores including BJ's Wholesale Club, Harris Teeter, Target and W.B. Mason. These are in addition to our existing relationship to produce Costco Wholesale Corporation's Kirkland Signature™ brand. We believe these new brand and product offerings fuel excitement for current Keurig® brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the Keurig® Brewing system. These relationships are established with careful consideration of potential economics. As we continue to add new brands including store brands into our system, some of which do not involve the Company in all activities in the value chain, we expect to see period-to-period fluctuations in our portion pack net sales and gross profit depending on the sales mix by brand. We expect to continue to enter into these mutually beneficial relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® Brewing system awareness and household adoption, in part through the participating brands' advertising and merchandising activities.

Expanding in current channels.    We have identified and are targeting specific opportunities within our existing channels, specifically the AFH channel, including food service, workplace, higher education and hospitality locations. These are areas where we have substantial room to grow, considering we are currently in less than one percent of food service outlets. We began addressing this opportunity by forming a partnership with the SUBWAY® restaurant chain to bring Keurig® brewers to many of the restaurant brand's North American locations.

Launching new, innovative beverage system technologies and platforms.    We are also focused on continued innovation in both hot and cold beverage systems. Some of our recent initiatives and planned product introductions include:

  •
  An expansion of the Keurig® hot beverage brewing system with the introduction of Keurig® Bolt™, a new commercial grade batch brewing platform which became available in spring of 2014;

  •
  The introduction of Keurig® 2.0, our next generation at-home hot beverage system. Keurig® 2.0 is the first Keurig® brewer to brew both a single cup and up to a four-cup carafe from a Keurig® brand pack providing Keurig® consumers with even greater beverage choice with the same Keurig simplicity and convenience they expect from Keurig. Keurig® 2.0 also is the first Keurig® brewer to feature Keurig® 2.0 Brewing Technology™, which enables the brewer to recognize the inserted Keurig® portion pack and optimize to the recommended, customized setting for that particular beverage. The Keurig® 2.0 Brewing Technology™ ensures that the Keurig® 2.0 system delivers on the promise of excellent quality beverages, produced simply and consistently, every single time;

  •
  An estimated launch of the Keurig Cold™ beverage system in fiscal 2015. Keurig Cold™ will deliver freshly prepared cold carbonated, sparkling and still beverages. During fiscal 2014, we announced the first significant partnership related to the Keurig Cold™ beverage system: a 10-year agreement to collaborate on the development and introduction of The Coca-Cola Company's®

  global brand portfolio for use in the Keurig Cold™ at-home beverage system. Under the global strategic agreement, Keurig and The Coca-Cola Company will cooperate to bring the Keurig Cold™ beverage system to consumers around the world.

Continuing international expansion.    Continuing into fiscal 2015, we are planning to launch our Keurig® hot system global platform in targeted countries outside of North America. In our fiscal 2014, we launched a Keurig® brewer in the away from home channel in the United Kingdom.

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

Essential elements of our philosophy and approach include:

High-Quality Beverages.    We are passionate about providing high quality beverages including roasting great coffees from some of the highest-quality Arabica beans available from the world's coffee-producing regions and using a roasting process designed to optimize each coffee's individual taste and aroma. We are also passionate about providing other high-quality beverages such as teas, sourced from premium tea growing regions.

Innovative Brewing Technology.    Our proprietary brewing technology, embodied in our portfolio of premium quality beverage machines and portion packs, provides the benefits of convenience, variety and great taste consistently. Keurig® Brewing systems include the following elements:

  •
  Proprietary portion packs, which contain precisely portioned amounts of gourmet coffees, cocoa, teas and other products/offerings in a sealed, low oxygen environment to help maintain freshness.

  •
  Premium quality brewers and beverage systems that precisely control the amount, temperature and pressure of water to provide a cup of coffee, tea, cocoa or other beverage of a consistent high quality when used with our own or licensed portion packs.

  •
  Convenience of one-touch brewing which allows consumers to enjoy the perfect cup simply and quickly, in some cases in less than a minute, as well as the ability to increasingly customize beverages with accessible software-enabled user interfaces.

Keurig's hot beverage brewing system has been designed and optimized for producing consistent, high-quality coffee. In addition, we have expanded our hot system beverage selection to include other beverages such as hot apple cider, hot cocoa, brew-over-ice teas, coffees and fruit brews. We believe these beverages can help to increase brewer usage occasions and enhance consumer satisfaction. New beverage development work has also generated proprietary know how and/or patent applications. The Company holds U.S. and international patents covering a range of its portion pack and brewing technology innovations, with additional patent applications in process. We believe our constant innovation and focus on quality, all directed to delivering a consistently superior beverage, are what differentiates us among competitors in the beverage and beverage system industry.

Product Distribution.    The Company seeks to create consumers for life. We believe that coffee and other beverages are convenience purchases, and we utilize our multi-channel distribution network of distributor, retail and consumer direct options to make our products widely and easily available to consumers.

Sustainable Business Practices.    We view sustainability as integral to our success. We have a long history of supporting social and environmental initiatives, particularly in our operations, communities and supply chain. We strive to manage and minimize negative impacts throughout the value chain where possible and have three sustainable business practice areas where we define goals and measure our progress: Resilient Supply Chain, Sustainable Products, and Thriving People and Communities. We believe our Company can uniquely contribute to local and global water challenges by combining our strengths in sustainability, innovation, and partnership. To start, by 2020 we aim to provide access to clean water to one million people worldwide in addition to educating and mobilizing North Americans around the water crisis. To learn more about our programs visit www.keuriggreenmountain.com/Sustainability/Overview.aspx.

Corporate Culture.    At Keurig, we believe in doing business with a purpose. Since our beginning in 1981, we have operated to benefit our consumers, our customers, our employees, and our communities by deeply embedding our values, ethics and integrity into all that we do. The way we think, act, lead, partner, and execute is guided by our values. Our Code of Conduct is posted on our corporate website and explains how we integrate our purpose, mission, and values into our daily decisions. It demonstrates our Company's commitment to our stakeholders to be a responsible corporate citizen and a good business partner.

The Products

Portion Packs

The Company offers portion packs of varying sizes including single-serve K-Cup®, Vue® and Rivo® packs as well as multi-serve K-Carafe™ packs capable of producing a three to four cup carafe and Bolt™ packs capable of producing a 64 ounce carafe. We offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends. We also procure Robusta bean coffee for use in certain blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We manufacture and sell portion packs of our own brands and participating brands through licensing and manufacturing agreements. We offer brand choice such as Caribou Coffee®, Dunkin' Donuts™, Eight O'Clock®, Emeril's®, Folgers®, Folgers Gourmet Selections®, Gloria Jean's®, Kirkland Signature™, Krispy Kreme®, Lavazza®, Millstone®, Newman's Own® Organics and Starbucks®. The Company has licensing agreements for tea with Unilever North America (Lipton®), Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), Good Earth® Corporation and Tetley® USA, Inc. (Good Earth® and Tetley® branded teas), R. C. Bigelow, Inc. (Bigelow® branded teas), Snapple Beverage Corp. (Snapple® branded teas), Starbucks Corporation (Tazo® and Teavana®) and Associated British Foods plc (Twinings of London®) for manufacturing, distribution, and sale of portion packs. In addition to coffee and tea, we also produce and sell portion packs for lemonade and hot apple cider under our Green Mountain Naturals™ brand, iced fruit brews under our Vitamin Burst™ brand, cocoa and other dairy-based beverages under our Café Escapes™ brand, and cocoa under the Swiss Miss® brand.

Brewers and Accessories

We are a leader in sales of coffeemakers in the U.S. and Canada. As of the end of our 2014 fiscal year, we had the top four best-selling at-home coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States. Under the Keurig® K-Cup®, Keurig® Vue®, Keurig Bolt™, Keurig® 2.0 and co-branded Keurig® Rivo® brand names, we offer a variety of commercial and home use brewers for the AFH and AH channels differentiated by features and size.

In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with "Keurig® Brewed". Licensees include Breville PTY Limited (producer of Breville® brand coffeemakers), Jarden Consumer Solutions selling a "Mr. Coffee®" branded brewer and Conair Corporation selling a "Cuisinart®" branded brewer.

We offer a variety of accessories for the Keurig® Brewing platforms including K-Cup®, Vue®, Rivo®, K-Carafe™, and Bolt™ pack storage racks, baskets, and brewer carrying cases. We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and gourmet food items covering a wide range of price points.

Other Products and Royalties

The Company sells coffee in other package types in addition to portion packs such as bagged coffee and cans (for the grocery and mass channels) and fractional packages and ancillary products (for the office coffee and food service channels). The Company also earns royalties from licensees under various licensing agreements.

Customers

For our at home business sold through retailers, department stores and mass merchants in the Domestic segment, we rely primarily on one fulfillment entity, M.Block & Sons, Inc. ("MBlock"), to process the majority of orders. Our sales processed through MBlock represented 36%, 37% and 38% of the Company's consolidated net sales for fiscal years 2014, 2013 and 2012, respectively. To a lesser extent, we also use other third-parties in the U.S. and Canada for fulfillment services in the AH channel. Further, we are reliant on certain customers for a substantial portion of our revenues, whether the related orders are processed through fulfillment entities or by us. Wal-Mart Stores, Inc. and its affiliates represented approximately 17%, 14% and 12% of our consolidated net sales for fiscal 2014, 2013 and 2012, respectively; and Costco Wholesale Corporation and affiliates represented approximately 12% and 11% of our consolidated net sales for fiscal 2014 and 2013, respectively.

Net Sales

For fiscal 2014, approximately 94% of our consolidated net sales were attributed to the combination of portion packs and Keurig® brewers and related accessories. Fiscal 2014 net sales of $4,707.7 million were comprised of $3,604.5 million portion pack net sales, $822.3 million Keurig® brewer and accessories net sales and $280.9 million of other product net sales such as whole bean and ground coffee selections in bags, fractional packages, and cans, as well as cups, lids and ancillary items to our customers primarily in the U.S. and Canada.

Supply Chain

We operate production and distribution facilities in North America in Castroville, California; Knoxville, Tennessee; Essex, Waterbury and Williston, Vermont; Windsor, Virginia; Sumner, Washington; and Montreal, Quebec. Our production facilities include specially designed proprietary high-speed packaging lines that manufacture portion packs using freshly-roasted and ground coffee as well as tea, cocoa and other products.

In addition, during fiscal 2014 we began construction on a Keurig Cold™ early production center in Vermont, purchased a 585,000 square foot facility in Lithia Springs, Georgia that will be dedicated to Keurig Cold™ production, consolidated all of our Canadian coffee and portion pack production in Montreal, Quebec, and discontinued production in Toronto, Ontario.

We utilize third-party contract manufacturers located primarily in China and Malaysia for brewer manufacturing. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have an Asian-based research and development and quality control function that provides manufacturing oversight, project management, and quality support.

Green Coffee Cost and Supply

We purchased approximately 228 million pounds of coffee in fiscal 2014. We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffee. Outside brokers provide the largest supply of our green coffee.

In fiscal 2014, approximately 19% of our purchases were from Fair Trade certified sources. This provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products. In fiscal 2014, approximately 4% of our purchases were from Rain Forest Alliance Certified™ farms. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. In fiscal 2014, approximately 64% of our purchases were from traceable sources, which means that we can identify the farms, estates or co-ops, and develop a relationship directly with the farmers. We believe that the traceability helps us secure long-term supplies of high-quality coffee.

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

In the AH channel, we target coffee drinkers who wish to enjoy the speed, convenience and quality of Keurig® brewed beverages. We promote our AH brewing system which includes portion packs manufactured by the Domestic and Canada segments primarily through mass merchants, specialty and department store retailers, select wholesale clubs and on our website. We also use regionally targeted and national television advertising to promote our AH brewing systems. We rely on MBlock to process a significant amount of our sales orders for our AH business with retailers in the United States. In addition, we rely on a single order fulfillment entity to process the majority of sales orders for our AH business with retailers in Canada. In the AH channel within both the Domestic and Canada segments, our personnel work closely with key retail channel entities on product plans, marketing programs and other product sales support. Initiatives could include online promotional campaigns, circular advertising, in-store demos, mobile marketing, merchandising features and display, and local and national advertising. The Domestic and Canada segments market and sell portion packs for use in Keurig® brewers, as well as other package formats, such as bagged coffee, to supermarkets, grocery stores and certain wholesale clubs for use in AH applications.

In the AFH channel, our Domestic segment primarily targets the office coffee channel with a broad offering of brewing platforms that we believe significantly upgrade the quality of the coffee served in the workplace, as well as the food service and hospitality industries. The Domestic segment promotes its AFH brewing system through a selective, but non-exclusive, network of AFH distributors in the U.S. ranging in size from local to national. Keurig® brewers and portion packs are also available at retail in office superstore locations and directly to small offices through our e-commerce platform. To a lesser degree, the Canada segment markets and sells its coffee and beverage products to the office coffee channel through their AFH distributors. The Canada segment operates a coffee service and distribution network primarily in Canada. The office coffee services business provides office coffee products including a variety of coffee brands and blends, brewing and beverage equipment and beverage supplies directly to offices. Beyond the office coffee channel, we are active in marketing and selling our products to other AFH channels such as food service, convenience, hospitality and business-oriented e-commerce.

We also operate websites and social media pages that present our brands to consumers, and serve as e-commerce platforms. This channel provides the opportunity for us to develop relationships with our consumers via electronic communication.

Competition

We compete primarily in the coffee and coffeemaker marketplaces.

The coffee marketplace is highly competitive and fragmented. Our coffee, tea and other beverages compete directly against coffees and teas sold through supermarkets, club stores, mass merchants, specialty retailers and food service accounts, and indirectly against all other coffees. Our competitors in the coffee marketplace include large national and international companies, some of which have greater resources, including marketing and operating resources, and numerous local and regional companies. We compete for limited retailer shelf space for our products, and some of those retailers also market competitive products under their own private labels. We also compete with the conventional products of larger companies. Products are distinguished based on quality, price, brand recognition and loyalty, innovation, promotions, nutritional value, and further by our ability to identify and satisfy consumer preferences.

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

  •
  Jarden Corporation

  •
  Nestle S.A. (including its Dolce-Gusto® and Nespresso® brewing systems)

  •
  D.E. Master Blenders 1753 N.V., controlled by JAB Holding Co. (including its SENSEO® brewing system)

  •
  Mondelez International, Inc. (including its TASSIMO® brewing system)

  •
  Stanley Black & Decker, Inc.

  •
  Starbucks Corporation (including its Verismo® brewing system)

  •
  Whirlpool Corporation

We expect competition in coffee and coffeemakers to remain intense, both within our existing customer base and as we expand into new regions. In both coffee and coffeemakers, we compete primarily by providing a wide variety of high-quality coffee including flavored, Fair Trade Certified™ and organic coffees as well as other beverages, coffeemakers, easy access to our products, superior customer service and a comprehensive approach to customer relationship management. We believe that our ability to provide a convenient and broad network of outlets from which to purchase our products is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale, retail and consumer direct operations we believe we differentiate ourselves from many of our larger competitors, who specialize in only one primary channel of distribution. We believe our constant innovation and focus on quality, all directed to delivering a consistently superior cup of coffee, differentiate us among competitors in the coffeemaker industry. We also seek to differentiate ourselves through our socially and environmentally responsible business practices. While we believe we currently compete favorably with respect to all of these factors, there can be no assurance that we will be able to compete successfully in the future.

We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices.

Research and Development

Our research and development team includes scientists and engineers who are focused on developing beverage and appliance technology platforms that have broad appeal to consumers and consistently deliver on the key attributes of quality, convenience and choice. Research and development costs are expensed as incurred and amounted to $76.5 million, $57.7 million and $41.7 million for fiscal years 2014, 2013 and 2012, respectively. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment.

Intellectual Property

The Company owns a number of United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We anticipate maintaining our trademark and service mark registrations with the United States Patent and Trademark Office. We also own other trademarks and service marks for which we have applications for U.S. registration. The Company has further registered or applied for registration of certain of its trademarks and service marks in the United Kingdom, the European Union, Canada, Japan, the People's Republic of China, South Korea, Taiwan and other foreign countries. The Company has licenses to use other marks, all subject to the terms of the agreements under which such licenses are granted. We believe, as we continue to build brands, most notably today in the U.S. and Canada, our trademarks are valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. We believe that our core brands are covered by trademark registrations in the countries where we do business and/or may do business in the near future. We have an active program designed to ensure that our marks and other intellectual property rights are registered, renewed, protected and maintained. In addition, the Company owns numerous copyrights, registered and unregistered, and proprietary trade secrets, technology, know-how processes and other proprietary rights that are not registered.

The Company holds U.S. patents and international patents related to our Keurig® Brewing and portion pack technology. Of these, a majority are utility patents and the remainder are design patents. We view these patents as very valuable but do not view any single patent as critical to the Company's success. We own patents that cover significant aspects of our products. We have pending patent applications associated with certain elements of current K-Cup® pack technology which, if ultimately issued as patents, would extend coverage over all or some portion of K-Cup® packs, and have expiration dates extending to 2023. We have patents associated with certain elements of our K-Cup® pack technology issued in various countries outside the United States. Certain elements of the current generation of Vue® and K-Carafe™ packs are covered by patents which expire in 2021 and by others that are still pending. In addition, the Company has various issued and pending patents that relate to the Keurig® 2.0 Beverage System, as well as to Keurig Cold™. Our pending patent applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others. Further, we continue to invest in further innovation in beverage packs and appliance technology that will enhance our patent position and that may lead to new patents, and take steps we believe are appropriate to protect all such innovation.

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

Working Capital

In order to meet the increased level of demand for our consumer products, we typically build our inventory of brewers and accessories during the fourth quarter of our fiscal year. Funding for working capital items, including inventory and receivables, has been obtained through cash flows from operations, and historically included borrowings from our existing credit facilities. For a description of our liquidity and capital resources, see the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 10, Long-Term Debt, of the Notes to Consolidated Financial Statements.

Employees

As of September 27, 2014, the Company had approximately 6,600 full-time, part-time, and seasonal employees. We believe our current relations with our employees are good. The number of employees covered by collective bargaining agreements is not significant. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season and January-March post-holiday season.

Executive Officers of the Registrant

Certain biographical information regarding each executive officer of our Company as of November 14, 2014 is set forth below:

Name	Age	Position	Officer since
Brian P. Kelley	53	President, Chief Executive Officer and Director	2012
Frances G. Rathke	54	Chief Financial Officer and Treasurer	2003
Robert P. Ostryniec	53	Chief Product Supply Officer	2013
Stéphane Glorieux	47	President, Keurig Canada	2014
Linda Longo-Kazanova	61	Chief Human Resources Officer	2011
Michael J. Degnan	50	Chief Legal Officer, Corporate General Counsel and Corporate Secretary	2013
Stephen L. Gibbs	42	Vice President and Chief Accounting Officer	2011
John F. Whoriskey	64	President, U.S. Sales and Marketing	2013

Brian P. Kelley joined Keurig as President, Chief Executive Officer and Director in December 2012. From 2011 until November 2012, Mr. Kelley served as Chief Product Supply Officer, Coca-Cola Refreshments. From 2010 to 2011 Mr. Kelley served as President of Coca-Cola's North America Business Integration, and from 2007 until 2010 Coca-Cola's President and General Manager, Still Beverages and Supply Chain North America. Mr. Kelley originally joined Coca-Cola in 2007.

Frances G. Rathke has served as Chief Financial Officer and Treasurer of Keurig since October 2003, and as Interim Chief Financial Officer from April 2003 until October 2003.

Robert P. Ostryniec joined Keurig as Chief Product Supply Officer in August 2013. From February 2010 until August 2013, Mr. Ostryniec served as Senior Vice President, Global Chief Supply Chain Officer and Quality & Chief Risk Officer of H.J. Heinz Company. At H.J. Heinz Company he also served as Chief Supply Chain officer of North America from May 2005 to January 2010 and Group Vice President Consumer Products—Product Supply from July 2003 to April 2005.

Stéphane Glorieux was named President, Keurig Canada in May 2014. Mr. Glorieux previously served as Vice President, Cold Platform & International Supply Chain for the Company from 2014 until his promotion in May 2014. From 2012 until 2014, Mr. Glorieux served as Vice President, Supply Chain and Manufacturing for Keurig Canada. Prior to joining the Company, Mr. Glorieux was the Director, Customer Service and Logistics Director, Procurement, for Kraft Food France from 2008 until 2011. From 1991 until 2008, Mr. Glorieux held various management positions with Kraft Food Canada.

Linda Longo-Kazanova has served as Chief Human Resources Officer of Keurig since March 2011. Prior to joining Keurig, Ms. Kazanova was Vice President, Human Resources and Medical for the Burlington Northern Santa Fe Corporation (later acquired by Berkshire Hathaway Inc.) from May 2007 until September 2010.

Michael J. Degnan was named Chief Legal Officer, Corporate General Counsel of Keurig in March 2013 and appointed Corporate Secretary in June 2014. From January 2011 until March 2013, Mr. Degnan served as Keurig's Vice President, Associate General Counsel—Operations. Mr. Degnan also served as Vice President—General Counsel and Secretary of Keurig, Incorporated from April 2005 until December 2010.

Stephen L. Gibbs has served as Vice President and Chief Accounting Officer of Keurig since August 2011. Prior to joining the Company, Mr. Gibbs served as Vice President and Chief Accounting Officer for Scientific Games Corporation from April 2006 to August 2011 and Vice President of Finance for Scientific Games Racing from April 2005 to March 2006.

John F. Whoriskey was named President, U.S. Sales and Marketing in December 2013. From May 2013 until December 2013, Mr. Whoriskey served as President, U.S. Sales of Keurig, and from 2012 until May 2013, as Vice President and General Manager, Commercial Operations. From 2002 until 2012 Mr. Whoriskey held the position of Vice President and General Manager—At Home for Keurig.

There is no family relationship among any of the Directors or executive officers of the Company.

Corporate Information

Keurig Green Mountain, Inc. is a Delaware corporation formed in July 1993. Our corporate offices are located at 33 Coffee Lane, Waterbury, Vermont 05676. The main telephone number is (802) 244-5621, and our e-mail address for investor information is investor.services@gmcr.com. The address of our Company's website is www.KeurigGreenMountain.com.

Available information

Our Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Keurig, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our Company maintains a website at www.KeurigGreenMountain.com. Our filings with the SEC, including without limitation, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available through a link maintained on our website under the heading "Investor Relations—Financial Information." Our website also includes our Corporate Governance Principles, Code of Conduct and charters of the Audit and Finance, Compensation and Organizational Development, Governance and Nominating, and Sustainability committees of our Board of Directors. Information contained on our website is not incorporated by reference into this report.

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

A significant percentage of our total revenue is attributable to sales of portion packs for use with our Keurig® Brewing systems, including earlier reservoir model appliances and our newly launched Keurig® 2.0 brewers. For the year ended September 27, 2014, total consolidated net sales of portion packs and Keurig® brewers and related accessories represented approximately 94% of consolidated net sales. Continued acceptance of Keurig® Brewing systems and sales of portion packs to an increasing installed base of brewers are significant factors in our growth plans. Any substantial or sustained decline in the sale of Keurig® Brewing systems or sales of our portion packs would materially adversely affect us. Keurig® Brewing systems compete against all sellers of coffeemakers. These companies include Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Hamilton Beach / Proctor-Silex, Inc., Jarden Corporation, Nestle S.A. (including the Nescafe Dolce-Gusto® beverage system), Stanley Black & Decker, Inc., Starbucks Corporation (including its Verismo® brewing system), Whirlpool Corporation, two brewing systems and brands to be merged in 2015 in joint venture under parent JAB Holding Co., (including the SENSEO® brewing system, owned by D.E. Master Blenders 1973 N.V. and the TASSIMO® brewing system, owned by Mondelez International, Inc.), as well as a number of additional brewing systems and brands. If we do not succeed in effectively differentiating ourselves from our competitors, based on technology, quality of products, desired brands or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig® Brewing systems and portion packs, and accordingly, our profitability may be materially adversely affected.

Our ongoing investment in the cold platform is risky, and could disrupt our ongoing businesses.

We have invested and expect to continue to invest significantly in our Keurig Cold™ beverage system, our cold brewing platform technology, and related infrastructure and product development. Such endeavors involve significant risks and uncertainties, including distraction of management from our existing hot platform operations, a delayed launch, insufficient revenues to offset liabilities assumed and expenses associated with the new cold platform, inadequate return of capital on our investments, not accurately predicting consumer tastes and the market opportunity for a cold platform, and unidentified issues not discovered in our due diligence and planning of such strategies and offerings. Because the introduction of and investment in a new platform is risky, no assurance can be given that the cold system will ultimately be successful and will not materially adversely affect our reputation, financial condition, and operating results.

Continued innovation and the successful development and timely launch of new platforms, products and product extensions are critical to our financial results and achievement of our growth strategy.

Achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products, including new platforms such as our cold technology. Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Additionally, our new product introductions are often time sensitive, and thus failure to deliver innovations on schedule could be detrimental to our ability to successfully launch such new products, in addition to potentially harming our reputation and customer loyalty. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces.

Changes in the beverage environment and retail landscape could impact our financial results.

The beverage environment is rapidly evolving as a result of, among other things, changes in consumer preferences; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing marketplaces, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed marketplaces, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Increased competition could hurt our business.

The beverage industry is intensely competitive and we compete with respect to product, quality, convenience and price. We face significant competition in each of our channels and marketplaces. We compete with major international beverage companies that operate in multiple geographic areas, as well as numerous companies that are primarily local in operation. Our beverages also compete against local or regional brands as well as against private label brands developed by retailers. Our ability to gain or maintain share of sales in the global marketplace or in various local marketplaces may be limited as a result of actions by competitors.

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

We purchase, roast, and sell high-quality whole bean Arabica coffee and related coffee products. The price of coffee is subject to significant volatility and recently the price of coffee has been increasing, and may continue to increase significantly due to factors described below. The Arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the "C" price of coffee. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the "C" coffee commodity price do increase the price of high-quality Arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base "C" coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust), general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality Arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.

Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines.

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

Failure to maintain profitable, strategic relationships with well-recognized brands/brand owners such as Caribou Coffee®, Dunkin' Brands, Folgers®, Newman's Own® Organics, Kraft Foods Group, Starbucks® and The Coca-Cola Company®, could adversely impact our future growth and business.

We have entered into strategic relationships for the manufacturing, distribution, and sale of portion pack products with well-regarded beverage companies such as Caribou Coffee®, Dunkin' Brands, The J.M. Smucker Company, Newman's Own® Organics, Kraft Foods Group, Starbucks® and The Coca-Cola Company®. As independent companies, our strategic partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, many of our strategic partners have the right to manufacture or distribute their own specialty beverage products. If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of pricing and marketing and advertising support, or if our strategic partners are not satisfied with our brand innovation and development efforts, they may take actions that could adversely impact our overall future profitability and growth, awareness of our Keurig® Brewing systems, and our ability to attract new consumers to the Keurig® Brewing system.

If we are not able to achieve our overall long-term goals, the value of an investment in our Company could be negatively affected.

We have established and publicly announced certain long-term growth objectives, including the launch of our cold platform. These objectives were based on our evaluation of our hot platform's growth prospects, which are generally driven by volume and sales potential of many product types, some of which are more profitable than others, on an assessment of the potential price and product mix, and on the launch and ultimate adoption of our cold platform. There can be no assurance that we will achieve, for our hot platform, the required volume or revenue growth or the mix of products and, for our cold platform, a successful launch and adoption by consumers, in each case as would be necessary to achieve our long-term growth objectives.

If we are unable to expand our operations in new countries, our long-term growth rate could be negatively affected.

Our success depends in part on our ability to grow our business in new countries, which in turn depends on economic and political conditions in those countries, our ability to establish operations in those countries or to form strategic business partnerships including with established brands and to make necessary infrastructure enhancements to production facilities, distribution networks, order processing and fulfillment systems and technology. Moreover, the supply of our products in new countries marketplaces must match consumers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our existing products or new products currently under development will be accepted in any particular new country or that we will be able to develop new products that will be successful in any particular new country.

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

Beginning in fiscal 2013, we embarked on a multi-year business transformation initiative to streamline business processes and migrate certain of our financial processing systems to an enterprise-wide system solution. Our transition to the enterprise-wide system solution commenced in the first quarter of fiscal 2015. There can be no certainty that this initiative will deliver the expected benefits. The failure to deliver our goals may impact our ability to process transactions accurately and efficiently and remain in step with changing business needs, which could result in the loss of customers. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.

Damage to our reputation or brand name, loss of brand relevance, product recalls, product liability, sales returns and warranty expense could negatively impact us.

We believe our success depends on our ability to maintain consumer confidence in the safety and quality of our products. Our success also depends on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation. We cannot assure you, however, that our commitment to product safety and quality and our continuing investment in advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination or safety issues, even when false or unfounded, could subject us to product liability and consumer claims, tarnish the image of the affected brands and may cause consumers to choose other products. Product safety or quality issues or contamination, actual or perceived, may require us from time to time to recall a beverage, brewer or other product from all of the channels in which the affected product was distributed and result in higher than anticipated rates of warranty returns and other returns of goods. Our brand name and image could also be negatively affected by claims made against us by third parties alleging violations of law, including antitrust or competition laws. If we are unable to meet our sustainability targets, consumers may lose trust and confidence in our brand and our Company's commitment to sustainability, and our brand could be damaged. Such issues, recalls, warranty expenses and claims could negatively affect our profitability and brand image.

The loss of key personnel or difficulties recruiting and retaining our senior management team could adversely impact our business and financial results.

Much of our future success depends on the continued availability and service of our senior management. The loss of any of our executive officers or other key senior management personnel could harm our business and our ability to timely achieve our strategic initiatives, including the launch of our Keurig Cold™ beverage system. If we are unable to retain and motivate our senior management team sufficiently to maintain our current business and support our projected growth and initiatives, our business and financial performance may be adversely affected.

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

We must manage our inventory effectively. As we innovate and introduce new brewers to the marketplace, our existing brewers are at an increased risk of inventory obsolescence. If we ultimately determine that we have excess brewers, we may have to reduce our prices and write-down inventory which could have an adverse effect on our business, financial condition, and results of operations. Conversely, if new brewers' launches are delayed, we may have insufficient existing brewer inventory to meet our customer demand which could result in lost revenue opportunities and have an adverse impact on our financial results. Risks of inventory obsolescence also exist with our products that are subject to expiration, such as portion pack components and beverage ingredients. If we are unable to accurately forecast demand for our products, and inventory expires or becomes unusable prior to its use, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of companies for certain strategic material, product manufacturing and order fulfillment, and currently have a limited number of roasting and manufacturing facilities, so a significant disruption in the operation of any of these companies or in any of these facilities could materially adversely affect us.

We have a limited number of suppliers for certain strategic raw materials critical for the manufacture of portion packs and the processing of certain key ingredients in our portion packs. In addition, a single company manufactures the vast majority of our brewers. We also currently roast and manufacture our coffee and other beverage products in facilities in the United States (in Vermont, Tennessee, Washington, Virginia, and California) and one facility in Canada. Any disruption in operation of these companies or facilities, whether as a result of a natural disaster, contractual dispute or other causes, could significantly impair our ability to meet demand for our products and adversely affect our business, financial condition and results of operations. Moreover, if demand increases more than we currently forecast, we will need to either expand our current capabilities internally or acquire additional capacity and the failure to do so in a timely or cost effective manner could have a negative impact on our business.

In addition, we rely primarily on one order fulfillment entity, M.Block & Sons, Inc. ("MBlock"), to process the majority of orders sold through to retailers, department stores and mass merchants in the United States. See Note 2, Significant Accounting Policies for the Company's revenue recognition policy on how we recognize revenue on orders processed through fulfillment entities. The inability of MBlock to perform its obligations to us, whether due to deterioration in its financial condition, integrity or failure of its business systems or otherwise, could result in significant losses that could materially adversely affect us. If our relationship with MBlock is terminated, we can provide no assurance that we would be able to contract with another third-party to provide these services to us in a timely manner or on favorable terms or that we would be able to internalize the related services effectively or in a timely manner.

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

We rely on independent certification, such as certifications of our products as "organic" or "Fair Trade," to differentiate some of our products from others, such as the Newman's Own® Organics product line, Green Mountain Coffee® Fair Trade Certified™ coffee line and the Canada segment's Fair Trade Organic Collection. In fiscal 2014, approximately 23% of our coffee purchases were from certified sources. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

Due to the seasonality of many of our products and other factors such as adverse weather conditions, our operating results are subject to fluctuations.

Historically, we have experienced increased sales of our Keurig® Brewing systems in our first fiscal quarter due to the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that maybe achieved for the full fiscal year. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, quarterly operating results should not be relied upon as indications of our future performance.

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

There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current level of maturity of the single-serve component of our business. We set target levels for the manufacture of brewers and portion packs and for the purchase of green coffee in advance of customer orders based upon our forecasts of customer demand.

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

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions.

Our tax filings for various periods in the jurisdictions in which we do business may be subjected to audit by the relevant tax authorities. These audits may result in assessments of additional taxes, including interest and penalties, which are subsequently resolved with the authorities or potentially through the courts.

Increases in income tax rates could reduce our after-tax income from affected jurisdictions. Other changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and various foreign jurisdictions in which we operate may adversely affect our financial results. For example, the United States, many countries in the European Union, and other foreign jurisdictions where we do business, are actively considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals, which, if enacted, could have a significant adverse impact on our effective tax rate.

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

The majority of the transactions conducted by our Canada segment are in the Canadian dollar. As a result, our revenues are adversely affected when the United States dollar strengthens against the Canadian dollar and are positively affected when the United States dollar weakens. Conversely, our Canadian dollar-denominated expenses decrease when the United States dollar strengthens against the Canadian dollar and increase when the United States dollar weakens. Additionally, our assets and liabilities denominated in Canadian dollars are similarly affected when the United States dollar fluctuates against the Canadian dollar. From time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures. More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars. As we expand geographically, we expect to have increasing foreign currency risk associated with cash flows from foreign subsidiaries, foreign currency purchase commitments, and foreign currency intercompany debt. There can be no assurance, however, that these contracts will effectively protect us from fluctuations in foreign currency exchange rates, and we may incur material losses from such hedging transactions.

If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.

Our businesses involve the collection, storage and transmission of users' personal information. Our efforts to protect such information may be unsuccessful due to the actions of third parties, computer viruses, physical or electronic break-ins, catastrophic events, employee error or malfeasance or other attempts to harm our systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures in time. We could also experience a loss of critical data and delays or interruptions in our ability to manage inventories or process transactions. Some of our commercial partners, such as those that help us deliver our website, may receive or store information provided by us or our users through our websites. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our users' data may be improperly accessed, used or disclosed.

If our systems are harmed or fail to function properly, we may need to expend significant financial resources to repair or replace systems or to otherwise protect against security breaches or to address problems caused by breaches. If we experience a significant security breach or fail to detect and appropriately respond to a significant security breach, we could be exposed to costly legal or regulatory actions against us in connection with such incidents, which could result in orders or consent decrees forcing us to modify our business practices. Any incidents involving unauthorized access to or improper use of user information, or incidents that are a violation of our online privacy policy could harm our brand reputation and diminish our competitive position. Any of these events could have a material and adverse effect on our business, reputation or financial results. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

We are currently party to various legal and other proceedings. In particular, numerous putative class actions and stockholder derivative actions have been filed against us in response to our disclosures in the Current Reports on Forms 8-K dated September 28, 2010 and November 15, 2010. In addition, two individual and numerous class actions have been filed against us asserting claims under United States federal antitrust laws and various state laws, claiming that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee portion packs, including through its contracts with suppliers and distributors and in connection with the launch of our next generation hot brewing system, Keurig® 2.0 and seeking to block the launch of Keurig® 2.0. A claim was also filed against us in Canada by Club Coffee L.P., a Canadian manufacturer of single-serve beverage packs, claiming damages of $600 million and asserting a breach of competition law and false and misleading statements by the Company. We have also been sued in California state court, for an alleged violation of California's Proposition 65 law in connection with the presence of acrylamide in coffee. See Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included within Part II of this Annual Report on Form 10-K. These matters may involve substantial expense and operational disruption to us, which could have a material adverse impact on our financial position and our results of operations. These matters may also lead to reputational harm. We can provide no assurances as to the outcome of any litigation.

Laws and regulations could adversely affect our business.

Our products are extensively regulated in every jurisdiction in which we operate and, as we continue to expand geographically, will become subject to the laws and regulations of additional jurisdictions. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, marketing, advertising, and distributing of these products. Other laws and regulations relate to labeling requirements, the environment, relations with distributors and retailers, employment, privacy, health and safety and trade practices. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California and is known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a "safe harbor" threshold that may be established, is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in Company products, including coffee, at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The State of California or other parties, however, may take a contrary position. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other marketplaces.

Adverse changes in global and domestic economic conditions or a worsening of the United States economy could materially adversely affect us.

For the year ended September 27, 2014, our net sales in the United States were approximately $4.1 billion, or 87% of our total net sales. Our sales and performance depend significantly on consumer confidence and discretionary spending, which are under pressure from United States and global economic conditions. Unfavorable general economic conditions, such as a worsening of economic conditions and/or decrease in consumer spending in the United States may adversely impact our sales, reduce our profitability and could negatively affect our overall financial performance. We also have exposure to various financial institutions under coffee hedging arrangements and interest rate swaps, and the risk of counterparty default.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our significant facilities are as follows:

Business Segment	Purpose	Location	Approximate Square Feet	Owned or Leased	Expiration of Lease (fiscal year)
Domestic	Warehouse and Distribution	California	62,000	Leased	2016
Domestic	Warehouse and Distribution	New Jersey	344,000	Leased	2017
Domestic	Warehouse and Distribution	Vermont	72,000	Owned	—
Domestic	Warehouse and Distribution	Washington	224,000	Leased	2015 - 2017
Domestic	Manufacturing	California	55,000	Leased	2015
Domestic	Manufacturing	Georgia	585,000	Owned	—
Domestic	Manufacturing	Tennessee	334,000	Owned	—
Domestic	Manufacturing	Vermont	806,000	Leased	2016 - 2026
Domestic	Manufacturing	Vermont	123,000	Owned	—
Domestic	Manufacturing	Virginia	330,000	Owned	—
Domestic	Manufacturing	Washington	198,000	Leased	2017
Domestic	Research and Development	Massachusetts	151,000	Leased	2030
Domestic	Research and Development	Shenzhen, China	7,000	Leased	2015
Domestic	Research and Development	Vermont	55,000	Owned	—
Domestic	Administrative	Massachusetts	369,000	Leased	2015 - 2030
Domestic	Administrative	Vermont	73,000	Leased	2015 - 2018
Domestic	Administrative	Vermont	72,000	Owned	—
Canada	Warehouse and Distribution	Alberta	58,000	Leased	2015 - 2020
Canada	Warehouse and Distribution	British Columbia	53,000	Leased	2015 - 2017
Canada	Warehouse and Distribution	Ontario	55,000	Leased	2015 - 2017
Canada	Warehouse and Distribution	Quebec	139,000	Owned	—
Canada	Warehouse and Distribution	Quebec	82,000	Leased	2015 - 2023
Canada	Warehouse and Distribution	Saskatchewan	20,000	Leased	2015 - 2018
Canada	Manufacturing	Quebec	59,000	Leased	2020
Canada	Manufacturing	Quebec	80,000	Owned	—
Canada	Administrative	Alberta	24,000	Leased	2015 - 2020
Canada	Administrative	British Columbia	7,000	Leased	2015 - 2019
Canada	Administrative	Ontario	31,000	Leased	2015 - 2022
Canada	Administrative	Quebec	22,000	Leased	2015 - 2023
Canada	Administrative	Quebec	98,000	Owned	—
Corporate	Administrative	Vermont	153,000	Leased	2018 - 2021

In addition to the locations listed above, the Company has inventory at various locations managed by third-party warehouses and order fulfillment entities.

We have consolidated all of our Canadian coffee and portion pack production in Montreal, Quebec and have discontinued production in Toronto, Ontario.

Item 3.    Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 19, Commitments and Contingencies, to the Consolidated

Financial Statements included in Item 8 of Part II of this Annual Report on form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

The Company's common stock trades on the NASDAQ Global Select Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ and the quarterly cash dividend declared per share of our common stock for the periods indicated:

		High	Low	Dividend declared per share
Fiscal 2013	13 weeks ended December 29, 2012	$42.59	$22.00	$—
	13 weeks ended March 30, 2013	$56.76	$39.25	$—
	13 weeks ended June 29, 2013	$81.78	$53.23	$—
	13 weeks ended September 28, 2013	$88.78	$68.88	$—
Fiscal 2014	13 weeks ended December 28, 2013	$77.25	$58.18	$0.25
	13 weeks ended March 29, 2014	$123.74	$74.63	$0.25
	13 weeks ended June 28, 2014	$126.09	$90.61	$0.25
	13 weeks ended September 27, 2014	$137.48	$113.20	$0.25

Number of Equity Security Holders

As of November 14, 2014, the number of record holders of the Company's common stock was 390.

Dividends

While we paid dividends to the holders of our common stock on a quarterly basis in fiscal 2014, decisions to declare and pay future cash dividends are at the discretion of the Board of Directors and are dependent on several factors, including our operating performance, financial condition, capital expenditure requirements and other measures deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4)
	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)	4,064,020	$25.27	(3)	9,828,746
Equity compensation plans not approved by security holders(2)	39,251	$23.15		—

Total	4,103,271	$25.25		9,828,746

(1)
Includes the 1999 Stock Option Plan, the 2000 Stock Option Plan, the 2006 Incentive Plan, the 2002 Deferred Compensation Plan, the 2014 Amended and Restated Employee Stock Purchase Plan and the 2014 Omnibus Plan. See Note 15, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.
(2)
Includes 2005 compensation plan assumed in the 2006 acquisition of Keurig, Incorporated and inducement grants to Gérard Geoffrion and Linda Longo-Kazanova. See Note 15, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.
(3)
Restricted stock units and performance stock units are not included in the weighted average exercise price. These grant types do not have an exercise price.
(4)
Includes the 2014 Amended and Restated Employee Stock Purchase Plan, 2002 Deferred Compensation Plan and the 2014 Omnibus Plan. For the portion covering the 2014 Omnibus Plan (7,298,292 securities) (the "Fungible Pool Limit"), each share of common stock issued or to be issued in connection with any award that is not a stock option or stock appreciation right shall be counted against the Fungible Pool Limit as 1.704 Fungible Pool Units. Stock options and stock appreciation rights are counted against the Fungible Pool Limit as 1.0 Fungible Pool Unit.

Issuer Purchases of Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Remaining Amount Available Under the Plan (in thousands)
June 29, 2014 to July 26, 2014	149,177	$119.58	149,177	$1,220,027
July 27, 2014 to August 23, 2014	60,339	$119.84	60,339	$1,212,796
August 24, 2014 to September 27, 2014	230,000	$130.32	230,000	$1,182,821

Total	439,516	$125.24	439,516

(1)
Monthly information corresponds to our fiscal months during the fourth quarter of fiscal 2014.
(2)
All shares purchased during the period were made as part of plans approved by the Board of Directors in November 2013, to purchase up to $1.0 billion in Company shares, and in May 2014 to purchase up to an additional $1.0 billion in Company shares.

See Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements included in this Annual Report.

Performance Graph

Due to the inclusion of the Company in Standard & Poor's 500 Index in fiscal 2014, the following graph depicts the total return to shareholders from September 26, 2009 through September 27, 2014, relative to the performance of the Standard & Poor's 500 Index, the NASDAQ Composite Index, Standard & Poor's 500 Packaged Foods and Meats sector and Standard & Poor's 600 Packaged Foods and Meats Sector peer groups that include the Company. All indices shown in the graph and table below assume an investment of $100 on September 26, 2009 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

5 Year Cumulative Total Return

	9/26/2009	9/25/2010	9/24/2011	9/29/2012	9/28/2013	9/27/2014
Keurig Green Mountain, Inc.	$100.00	$157.64	$453.76	$103.32	$325.90	$572.77
NASDAQ Composite	$100.00	$112.55	$116.28	$153.12	$189.49	$227.09
S&P 500 Index	$100.00	$110.16	$111.42	$145.07	$173.13	$207.30
S&P 500 Packaged Foods and Meats	$100.00	$118.48	$134.28	$158.22	$193.87	$219.12
S&P 600 Packaged Foods & Meats	$100.00	$113.53	$151.00	$149.60	$186.50	$219.06

Item 6.    Selected Financial Data

The following data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively, of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of September 27, 2014, and September 28, 2013 and selected Consolidated Statements of Operations for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 are derived from our audited financial statements included in Item 8 of this Annual Report. The historical results do not necessarily indicate results expected for any future period.

Our fiscal year ends on the last Saturday in September. Fiscal years 2014, 2013, 2011 and 2010 consist of 52 weeks. Fiscal 2012 consists of 53 weeks.

	Fiscal Years Ended
	September 27, 2014		September 28, 2013	September 29, 2012(4)	September 24, 2011(2)		September 25, 2010(1)
	In thousands, except per share data
Net sales	$4,707,680		$4,358,100	$3,859,198	$2,650,899		$1,356,775
Net income attributable to Keurig	$596,518		$483,232	$362,628	$199,501		$79,506
Net income per share-diluted	$3.74		$3.16	$2.28	$1.31		$0.58
Total assets	$4,797,307		$3,761,548	$3,615,789	$3,197,887		$1,370,574
Long-term debt, less current portion	$140,937		$160,221	$466,984	$575,969		$335,504
Total stockholders' equity	$3,458,681	(5)	$2,635,570	$2,261,228	$1,912,215	(3)	$699,245
Cash dividends declared per common share	$1.00		$—	$—	$—		$—

(1)
Fiscal 2010 information presented reflects the acquisition of Timothy's Coffee of the World Inc. on November 13, 2009 and the acquisition of Diedrich Coffee, Inc. on May 11, 2010.
(2)
Fiscal 2011 information presented reflects the acquisition of LJVH Holdings, Inc. and Subsidiaries ("Van Houtte") on December 17, 2010.
(3)
Fiscal 2011 stockholders' equity balance reflects the impact of the May 11, 2011 equity offering and concurrent private placement and the September 28, 2010 sale of common stock to Luigi Lavazza S.p.A. ("Lavazza").
(4)
Fiscal 2012 information presented reflects the sale of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the "Filterfresh" business, on October 3, 2011.
(5)
Fiscal 2014 stockholders' equity balance reflects the impact of the February 27, 2014 sale of common stock to Atlantic Industries, an indirect wholly owned subsidiary of The Coca-Cola Company, and the March 28, 2014 sale of common stock to Lavazza.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help you understand the results of operations and financial condition of Keurig Green Mountain, Inc. (together with its subsidiaries, the "Company", "Keurig", "we", "our", or "us"). You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We believe that we are a leader in specialty coffee, coffeemakers, teas and other beverages in the United States and Canada. We consider ourselves an innovative, technology-driven, values-based personal beverage system company. Our multi-brand beverage and brewer portfolio is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home. We develop and sell a variety of Keurig® brewers and produce and sell specialty coffee and other specialty beverages in portion packs including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other beverages for use with our Keurig® hot brewing systems. We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.

Products

Portion Packs

We offer portion packs of varying sizes including single-serve K-Cup®, Vue® and Rivo® packs as well as multi-serve K-Carafe™ packs capable of producing a three to four cup carafe and Bolt™ packs capable of producing a 64 ounce carafe. We offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends. We also procure Robusta bean coffee for use in certain blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We manufacture and sell portion packs of our own brands and participating brands through licensing and manufacturing agreements. We offer brand choice such as Caribou Coffee®, Dunkin' Donuts™, Eight O'Clock®, Emeril's®, Folgers®, Folgers Gourmet Selections®, Gloria Jean's®, Kirkland Signature™, Krispy Kreme®, Lavazza®, Millstone®, Newman's Own® Organics Peet's Coffee & Tea, and Starbucks®. The Company has licensing agreements for tea with Unilever North America (Lipton®), Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), Good Earth® Corporation and Tetley® USA, Inc. (Good Earth® and Tetley® branded teas), R. C. Bigelow, Inc. (Bigelow® branded teas), Snapple Beverage Corp. (Snapple® branded teas), Starbucks Corporation (Tazo® and Teavana®) and Associated British Foods plc (Twinings of London®) for manufacturing, distribution, and sale of portion packs. In addition to coffee and tea, we also produce and sell portion packs for lemonade and hot apple cider under our Green Mountain Naturals™ brand, iced fruit brews under our Vitamin Burst™ brand, cocoa and other dairy-based beverages under our Café Escapes™ brand, and cocoa under the Swiss Miss® brand.

Brewers and Accessories

We are a leader in sales of coffeemakers in the U.S. and Canada. As of the end of our 2014 fiscal year, we had the top four best-selling at-home coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States. Under the Keurig® K-Cup®, Keurig® Vue®, Keurig Bolt™, Keurig® 2.0 and co-branded Keurig® Rivo® brand names, we offer a variety of commercial and home use brewers for the away from home ("AFH") and at home ("AH") channels differentiated by features and size.

In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with "Keurig® Brewed". Licensees include Breville PTY Limited selling a "Breville®" branded brewer; Jarden Consumer Solutions selling a "Mr. Coffee®"

branded brewer and Conair Corporation selling a "Cuisinart®" branded brewer.

We offer a variety of accessories for the Keurig® Brewing platforms including K-Cup®, Vue®, Rivo®, K-Carafe™, and Bolt™ pack storage racks, baskets, and brewer carrying cases. We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and gourmet food items covering a wide range of price points.

Other Products and Royalties

We sell coffee in other package types in addition to portion packs such as bagged coffee and cans (for the grocery and mass channels) and fractional packages and ancillary products (for the office coffee and food service channels). We also earn royalties from licensees under various licensing agreements.

In recent years, growth in the coffee industry has come from the specialty coffee category fueled by the emergence of specialty coffee shops throughout the U.S. and Canada. Single-serve has been the fastest growing segment of the specialty coffee category. Concurrently, consumers are more frequently seeking to enjoy premium experiences within the comfort and convenience of their own homes, including the consumption of specialty coffee. In addition to what we believe to be our carefully developed and distinctive advantages over our competitors, including quality, convenience and choice, the Company has been benefiting from these broad consumer trends.

Our growth strategy involves using our consumer insights to develop innovative new brewing systems and beverages; continually improving and refining our current systems and beverages; and, developing and managing marketing programs to drive Keurig® Brewing system adoption in order to generate ongoing demand for portion packs. We currently target opportunities primarily in American and Canadian households, foodservice, educational and office locations. Over the longer term, we also will work to expand our addressable opportunity globally. As part of our strategy, we work to sell our at-home hot system brewers at attractive price points which are approximately at cost, or at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable portion packs. As we introduce new innovative beverage systems such as the Keurig® 2.0 Beverage System or Keurig Cold™ beverage system, we expect to experience higher appliance costs as we scale the related manufacturing processes followed by lower appliance cost structures as the supply chain creates more efficient manufacturing processes. During the early years of the launch of these innovative new beverage systems, we will continue to sell the at-home appliances at attractive price points which we expect will result in selling these new innovative at-home appliances at a loss prior to factoring in the incremental costs related to these sales.

In addition, we have license agreements with Breville PTY Limited (producer of Breville® brand coffeemakers), Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers) and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by an increase in adoption of Keurig® hot brewing systems, which include both the brewer and the related portion packs. In fiscal 2014, approximately 94% of our consolidated net sales were attributed to the combination of portion packs and Keurig® brewers and related accessories.

We believe the primary consumer benefits delivered by our Keurig® Brewing system are as follows:

  1
  Quality—expectations of the quality of coffee consumers drink has increased over the last several years and, we believe, with the Keurig® system, consumers can be certain they will get a high-quality, consistently produced beverage every time.

  2
  Convenience—the Keurig® system prepares beverages generally in less than a minute at the touch of a button with no mess, no fuss.

  3
  Choice—with many beverage brands across multiple beverage categories, Keurig offers more than 385 individual varieties, allowing consumers to enjoy and explore a wide range of beverages. In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, in portion packs.

We see these benefits as being our competitive advantage and believe it's the combination of these attributes that make Keurig® Brewing systems appealing to consumers.

We are focused on building our brands, diversifying our product lines and profitably growing our business. We believe we can continue to grow sales by increasing consumer awareness of the Keurig® brand in the United States and Canada; expanding into new geographic regions; expanding consumer choice of coffee, tea and other beverages in our existing brewing systems; developing and introducing new brewing platforms; expanding sales in adjacent beverage industry segments; and/or selectively pursuing other synergistic opportunities.

The key elements of our business strategy are as follows:

  •
  Increasing adoption of the Keurig® hot brewing systems in the United States and Canada;

  •
  Expanding beverage choice through both our owned and partner brand offerings;

  •
  Expanding in current channels;

  •
  Launching new, innovative beverage system technologies and platforms; and,

  •
  Continuing international expansion.

Increasing adoption of the Keurig® hot brewing systems in the United States and Canada. While we are positioned as a leader in the hot beverage marketplace, we have opportunities in the United States and Canada to increase brand awareness and household penetration. In our fiscal year 2014 we launched our Keurig® 2.0 Beverage System—the first Keurig® brewer to brew both a single cup and a carafe. Extending the Keurig® value proposition to include a carafe option for at-home users allows us to target an incremental need of consumers for brewing larger volumes quickly and simply. We are also implementing measures to improve the shopping experience at retail to further distinguish the Keurig® brand and enhance brand recognition. Additionally, we are launching targeted marketing campaigns to increase regional household penetration in certain geographic areas through increased awareness, trial and conversion. As we continue to introduce the new Keurig® 2.0 Beverage System in fiscal 2015, we anticipate that we will continue to incur transition costs through the first year of launch including higher brewer costs for the new 2.0 appliances as compared to the earlier reservoir model appliances leading to lower gross margins.

Expanding beverage choice through both our owned and partner brand offerings.    In fiscal 2014, we continued expanding consumer choice in the Keurig® Brewing system by entering into or extending a number of business relationships across multiple channels and geographies for use with Keurig® brewers. Expanded or new brand partnerships announced in fiscal year 2014 included Krispy Kreme®, Lavazza, Laura Second®, Peet's Coffee & Tea, Folgers®, Folgers Gourmet Selections®, Café Bustelo®, Millstone®, Seattle's Best Coffee®, Nestle® Coffee-mate®, Maxwell House®, Gevalia®, Yuban®, McCafé® and Honest Tea®. In addition, we also signed agreements to produce store brands for stores including BJ's Wholesale Club, Harris Teeter, Target and W.B. Mason. These are in addition to our existing relationship to produce Costco Wholesale Corporation's Kirkland Signature™ brand. We believe these new brand and product offerings fuel excitement for current Keurig® brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the Keurig® Brewing system. These relationships are established with careful consideration of potential economics. We expect to continue to enter into these mutually beneficial relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig®

Brewing system awareness and household adoption, in part through the participating brands' advertising and merchandising activities.

Expanding in current channels.    We have identified and are targeting specific opportunities within our existing channels, specifically the AFH channel, including food service, workplace, higher education and hospitality locations. These are areas where we have substantial room to grow, considering we are currently in less than one percent of food service outlets. We began addressing this opportunity by forming a partnership with the SUBWAY® restaurant chain to bring Keurig® brewers to many of the restaurant brand's North American locations.

Launching new, innovative beverage system technologies and platforms.    We are also focused on continued innovation in both hot and cold beverage systems. Some of our recent initiatives and planned product introductions include:

  •
  An expansion of the Keurig® hot beverage brewing system with the introduction of Keurig® Bolt™, a new commercial grade batch brewing platform which became available in spring of 2014;

  •
  The introduction of Keurig® 2.0, our next generation at-home hot beverage system. Keurig® 2.0 is the first Keurig® brewer to brew both a single cup and up to a four-cup carafe from a Keurig® brand pack providing Keurig® consumers with even greater beverage choice with the same Keurig simplicity and convenience they expect from Keurig. Keurig® 2.0 is also the first Keurig® brewer to feature Keurig® 2.0 Brewing Technology™, which enables the brewer to recognize the inserted Keurig® pack and optimize to the recommended, customized setting for that particular beverage. The Keurig® 2.0 Brewing Technology™ ensures that the Keurig® 2.0 system delivers on the promise of excellent quality beverages, produced simply and consistently, every single time;

  •
  An estimated launch of the Keurig Cold™ beverage system in fiscal 2015. Keurig Cold™ will deliver freshly prepared cold carbonated, sparkling and still beverages. During fiscal 2014, we announced the first significant partnership related to the Keurig Cold™ beverage system: a ten-year agreement to collaborate on the development and introduction of The Coca-Cola Company's® global brand portfolio for use in the Keurig Cold™ at-home beverage system. Under the global strategic agreement, Keurig and The Coca-Cola Company will cooperate to bring the Keurig Cold™ beverage system to consumers around the world.

Continuing international expansion.    Continuing into fiscal 2015, we are planning to launch our Keurig® hot system global platform in targeted countries outside of North America. In fiscal 2014, we launched a Keurig® brewer in the away from home channel in the United Kingdom.

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

No individual licensing or manufacturing arrangement (including arrangements covering multiple brands) has accounted for more than 10% of our consolidated net sales in any period. We analyze the impact of each arrangement on consolidated net sales on an individual basis. We have determined that it is unlikely that we would lose our licensing or manufacturing rights to multiple brands at the same time. Each of our licensing and manufacturing arrangements are separately negotiated with unrelated parties, and each has distinct terms and conditions, including the duration of agreement and termination rights. Further, based upon the number of business relationships as well as the depth of our owned-brands, it is our belief that no individual business relationship is critical to the execution of our growth strategy.

Management is focused on executing our growth strategy to drive Keurig® hot beverage brewer adoption in households and offices in the U.S. and Canada in order to generate ongoing demand for portion packs.

We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices.

For fiscal 2014, the Company's net sales of $4,707.7 million represented growth of 8% over fiscal 2013. Approximately 94% of our fiscal 2014 consolidated net sales were attributed to the combination of portion packs and Keurig® brewers and related accessories. Gross profit for fiscal 2014 was $1,815.9 million, or 38.6% of net sales, as compared to $1,619.4 million, or 37.2% of net sales, in fiscal 2013. Selling, operating, and general and administrative expenses ("SG&A") increased 2% to $868.6 million in fiscal 2014 from $854.2 million in fiscal 2013. As a percentage of sales, SG&A expenses decreased from 19.6% in fiscal 2013, to 18.5% in fiscal 2014. Our operating margin improved to 20.1% in fiscal 2014 from 17.6% in fiscal 2013.

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

We generated $719.4 million in cash from operations during fiscal 2014 as compared to $836.0 million in fiscal 2013. During fiscal 2014, we completed two sales of our common stock resulting in proceeds of $1,348.4 million, net of transaction expenses. We used cash during fiscal 2014 primarily to repurchase shares of our common stock for $1,052.4 million, fund capital expenditures of $337.9 million and pay dividends of $118.4 million.

We consistently analyze our short-term and long-term cash requirements to continue to grow the business. We expect that most of our cash generated from operations will continue to be used to fund cash dividends, share repurchases, capital expenditures and the working capital required for our growth over the next few years.

Business Segments

We manage our operations through two operating segments, a Domestic segment including all U.S. Operations and immaterial operations related to international expansion, and a Canada segment including all

Canadian operations. See Note 4, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Annual Report.

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

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America ("GAAP") to income before taxes, net income and diluted earnings per share excluding certain expenses and losses. We refer to these performance measures as non-GAAP net income and non-GAAP net income per share. These non-GAAP measures exclude any gain from the sale of Filterfresh U.S. based coffee services business including the effect of any tax benefits resulting from the use of net operating and capital loss carryforwards as a result of the Filterfresh sale; legal and accounting expenses related to the SEC inquiry and associated pending securities and stockholder derivative class action litigation; and non-cash related items such as amortization of identifiable intangibles and loss on extinguishment of debt, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods. For example, we excluded acquisition-related transaction expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

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

Filterfresh was reported in the Canada segment prior to being sold. See Note 3, Divestitures, of the Notes to Consolidated Financial Statements included in this Annual Report.

Summary Financial Data of the Company

Our fiscal year ends on the last Saturday in September. Fiscal years 2014, 2013 and 2012 represent the years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively. Fiscal 2014 and 2013 consist of 52 weeks, and fiscal 2012 consists of 53 weeks.

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.4%	62.8%	67.1%

Gross profit	38.6%	37.2%	32.9%
Selling and operating expenses	11.9%	12.9%	12.5%
General and administrative expenses	6.5%	6.7%	5.7%

Operating income	20.1%*	17.6%	14.7%
Other income, net	0.0%	0.0%	0.0%
Gain (loss) on financial instruments, net	0.2%	0.1%	(0.1)%
(Loss) gain on foreign currency, net	(0.4)%	(0.3)%	0.2%
Gain on sale of subsidiary	—%	—%	0.7%
Interest expense	(0.2)%	(0.4)%	(0.6)%

Income before income taxes	19.6%*	17.0%	14.9%
Income tax expense	(6.9)%	(5.9)%	(5.5)%

Net Income	12.7%	11.1%	9.4%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%

Net income attributable to Keurig	12.7%	11.1%	9.4%

*
Does not add due to rounding

Segment Summary

Net sales and operating income for each of our operating segments are summarized in the tables below:

	Net sales (in millions)			2014 over 2013		2013 over 2012
	Fiscal 2014	Fiscal 2013	Fiscal 2012	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
Domestic	$4,083.3	$3,725.0	$3,233.7	$358.3	10%	$491.3	15%
Canada	624.4	633.1	625.5	(8.7)	(1)%	7.6	1%

Total net sales	$4,707.7	$4,358.1	$3,859.2	$349.6	8%	$498.9	13%

	Operating income (loss) (in millions)			2014 over 2013		2013 over 2012
	Fiscal 2014	Fiscal 2013	Fiscal 2012	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
Domestic	$1,016.6	$826.1	$576.9	$190.5	23%	$249.2	43%
Canada	102.6	87.7	76.2	14.9	17%	11.5	15%
Corporate—Unallocated	(172.0)	(148.6)	(84.2)	(23.4)	(16)%	(64.4)	(76)%

Total operating income	$947.2	$765.2	$568.9	$182.0	24%	$196.3	35%

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)			2014 over 2013		2013 over 2012
	Fiscal 2014	Fiscal 2013	Fiscal 2012	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
Portion packs	$3,604.5	$3,187.3	$2,708.9	$417.2	13%	$478.4	18%
Brewers and accessories	822.3	827.6	759.8	(5.3)	(1)%	67.8	9%
Other products and royalties	280.9	343.2	390.5	(62.3)	(18)%	(47.3)	(12)%

Total net sales	$4,707.7	$4,358.1	$3,859.2	$349.6	8%	$498.9	13%

53rd Week

Fiscal 2012 had an additional week of sales (53rd week) due to the fact that our fiscal year ends the last Saturday of each September. The 53rd week increased fiscal 2012 net sales by approximately $90.0 million and net income by approximately $11.0 million (net of income taxes of $5.8 million), or $0.07 per share. The 53rd week is included in all comparisons to fiscal 2012 operating results.

Fiscal 2014

Net sales for fiscal 2014 increased by $349.6 million, or 8%, to $4,707.7 million as compared to $4,358.1 million reported in fiscal 2013. The 8% increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1%.

The primary drivers of the 8% increase in our net sales as compared to the prior year were a $417.2 million, or 13%, increase in total portion pack net sales partially offset by a $5.3 million, or 1%, decrease in Keurig® brewer and accessory sales and a $62.3 million, or 18%, net decrease in other products.

The increase in portion pack net sales as compared to the prior year was driven by an approximate 18 percentage point increase due to volume, partially offset by (i) an approximate 3 percentage point decrease due to net price realization, (ii) an approximate 1 percentage point decrease due to sales mix and (iii) an approximate 1 percentage point decrease due to the impact of foreign currency exchange rates. During the fiscal year, the negative price realization was attributable to a price reduction, while the negative mix was attributable to the fact that we sold proportionately more packs to brand owners, where there is a lower wholesale selling price, than to retailers and consumers, where there is a higher wholesale average selling price. We anticipate this decrease in net sales due to mix change to fluctuate over time, and, as we anticipate adding more brand owners, we believe this negative mix trend may continue.

The decrease in brewer and accessory net sales as compared to the prior year was primarily driven by a $9.8 million decrease in brewer net sales offset by a $4.5 million increase in accessory net sales. The decrease in brewer net sales was primarily driven by (i) an approximate 10 percentage point decrease due to brewer net price realization resulting from a continued strategic decision to drive brewer volume and to further expand the installed base of our Keurig® hot platform and (ii) a roughly 1 percentage point decrease due to the impact of foreign currency exchange partially offset by (i) an approximate 6 percentage point increase due to brewer sales volume and (ii) an approximate 3 percentage point increase due to brewer sales mix.

Net sales of other products decreased $62.3 million, or 18%, as compared to the prior year primarily due to the continuing demand shift from traditional coffee package format to portion packs.

Fiscal 2013

Net sales for fiscal 2013 increased 13% to $4,358.1 million, up from $3,859.2 million reported in fiscal 2012. The primary drivers of the increase in the Company's net sales were a 18%, or $478.4 million, increase in portion pack net sales, a 9%, or $67.8 million, increase in Keurig® brewer and accessories sales, offset by a 12%, or $47.3 million, net decrease in other products and royalties primarily by a demand shift from coffee sold in traditional package formats to portion packs. Net sales for fiscal 2013 as compared to fiscal 2012 were not materially affected by fluctuations in foreign currency exchange rates.

The increase in portion pack net sales was driven primarily by a 22 percentage point increase in sales volume, offset by a 3 percentage point reduction due to portion pack mix and a 1 percentage point decrease in portion pack net price realization.

Domestic

Fiscal 2014

The Domestic segment net sales increased by $358.3 million, or 10%, to $4,083.3 million in fiscal 2014 as compared to $3,725.0 million in fiscal 2013. The increase was due primarily to a $373.7 million, or 13%, increase related to sales of portion packs.

Fiscal 2013

Domestic segment net sales increased by $491.3 million or 15%, to $3,725.0 million in fiscal 2013 as compared to $3,233.7 million in fiscal 2012. The increase was due primarily to a $438.6 million, or 18%, increase related to sales of portion packs and a $60.9 million, or 9%, increase related to sales of Keurig® brewers and accessories.

Canada

Fiscal 2014

Canada segment net sales decreased by $8.7 million, or 1%, to $624.4 million in fiscal 2014 as compared to $633.1 million in fiscal 2013. Excluding a $39.0 million, or 6%, decrease related to the unfavorable impact of foreign currency exchange rates, Canada segment net sales increased $30.3 million, or 5%, over the prior year period. This increase was due primarily to a $65.7 million, or 21%, increase related to the sale of portion packs, partially offset by (i) a $24.3 million, or 11%, decrease in sales of other products, such as coffee sold in traditional package formats, driven by a demand shift from coffee sold in traditional package formats to portion packs, and (ii) a $11.1 million, or 11%, decrease related to sales of Keurig® brewers and accessories, driven primarily by a decrease in net price realization related to brewers.

Fiscal 2013

Canada net sales increased by $7.6 million, or 1%, to $633.1 million in fiscal 2013 as compared to $625.5 million in fiscal 2012. The increase in net sales, excluding a $9.2 million, or 1.5%, decrease related to the unfavorable impact of foreign currency exchange rates, was due primarily to (i) a $44.9 million, or 16%, increase related to the sale of portion packs, partially offset by a $35.8 million, or 14%, decrease in sales of other products, such as coffee sold in traditional package formats, driven by a demand shift from coffee sold in traditional package formats to portion packs, and (ii) a $7.7 million, or 8%, increase related to sales of Keurig® brewers and accessories.

Gross Profit

Fiscal 2014

Gross profit for fiscal 2014 was $1,815.9 million, or 38.6% of net sales, as compared to $1,619.4 million, or 37.2% of net sales, in fiscal 2013. The increase in gross margin as compared to the prior year was primarily attributable to (i) an increase of approximately 330 basis points due to favorable green coffee costs, (ii) an increase of approximately 120 basis points due to logistics productivity and (iii) an increase of approximately 90 basis points due to a shift in sales mix between Keurig® brewers and portion packs. This was partially offset by (i) a decrease of approximately 210 basis points due to lower net price realization associated with both portion packs and brewers, (ii) a decrease of approximately 100 basis points due to brewer and portion pack sales mix, (iii) a decrease of approximately 90 basis points due to increased portion pack packaging material costs and (iv) a decrease of approximately 50 basis points due to higher warranty expense.

Fiscal 2013

Gross profit for fiscal 2013 was $1,619.4 million, or 37.2% of net sales as compared to $1,269.4 million, or 32.9% of net sales, in fiscal 2012. Gross margin increased approximately (i) 290 basis points due to lower green coffee costs, (ii) 100 basis points due to lower labor and overhead manufacturing costs, (iii) 80 basis points due to a decrease in warranty expense related to the Keurig® brewers in fiscal 2013, as compared to the prior year, and (iv) 60 basis points due to lower sales returns primarily related to Keurig® brewers. The increase in gross margin was partially offset by a 100 basis point decrease due to net price realization.

Selling, General and Administrative Expenses

Fiscal 2014

Selling, operating, and general and administrative ("SG&A") expenses increased 2% to $868.6 million in fiscal 2014 from $854.2 million in fiscal 2013. As a percentage of sales, SG&A expenses decreased to 18.5% in fiscal 2014 from 19.6% in the prior year period. The 2% increase in fiscal 2014 over the prior year period was primarily attributable to increased information technology expenditures to support infrastructure and an increase in research and development expenditures to support the launch of new product platforms, partially offset by decreases in marketing and sales related activity.

Fiscal 2013

SG&A expenses increased 22% to $854.2 million in fiscal 2013 from $700.5 million in fiscal 2012. As a percentage of sales, SG&A expenses increased to 19.6% in fiscal 2013 from 18.2% in fiscal 2012 due to additional brand support through marketing activities and increased expenditures to support infrastructure and planned product introductions in fiscal 2013. The increase in SG&A expenses in fiscal 2013 over the prior year period was primarily attributed to increases of $60.4 million in marketing and sales related expenses, $16.0 million in research and development expenses, and increases in general and administrative expenses, primarily $23.4 million in incentive compensation and $19.7 million in salaries associated with building infrastructure to support the business.

Segment Operating Income (Loss)

Fiscal 2014

Operating income for the Domestic segment increased by $190.5 million, or 23%, as compared to the prior year period which was primarily attributable to higher sales volume for portion packs as well as favorable green coffee costs. Operating income for the Canada segment increased by $14.9 million, or 17%, as compared to the prior year period which was primarily attributable to favorable green coffee costs and logistics productivity. The operating loss for Corporate—Unallocated increased by $23.4 million, or 16%, as compared to the prior year period which was primarily due to increased facilities expenses.

Fiscal 2013

Operating income for the Domestic segment increased by $249.2 million, or 43%, as compared to the prior year period which was primarily attributable to higher sales volume for portion packs and favorable green coffee costs. Operating income for the Canada segment increased by $11.5 million, or 15%, as compared to the prior year period which was primarily attributable to favorable green coffee costs. The operating loss for Corporate—Unallocated increased by $64.4 million, or 76%, as compared to the prior year period which was primarily due to increased personnel, consulting and facilities expenses.

Gain (Loss) on Financial Instruments

Fiscal 2014

We incurred $8.3 million in net gains on financial instruments not designated as hedges for accounting purposes during fiscal 2014 as compared to $5.5 million in net gains during fiscal 2013. For fiscal 2014 and 2013, the net gains were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

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

Foreign Currency Exchange Gain (Loss), Net

Fiscal 2014

We have certain assets and liabilities that are denominated in foreign currencies. During fiscal 2014, we incurred a net foreign currency loss of approximately $19.7 million as compared to a net loss of $12.6 million during fiscal 2013. The net foreign currency exchange losses were both attributable to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Fiscal 2013

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

Interest Expense

Fiscal 2014

Interest expense was $11.7 million in fiscal 2014, as compared to $18.2 million in fiscal 2013. The decrease in interest expense was primarily due to lower average outstanding debt during fiscal 2014 as compared to the average outstanding debt during fiscal 2013.

Fiscal 2013

Interest expense was $18.2 million in fiscal 2013, as compared to $23.0 million in fiscal 2012. The decrease in interest expense was primarily due to lower average outstanding debt during fiscal 2013 as compared to the average outstanding debt during fiscal 2012.

Income Taxes

Fiscal 2014

Our effective income tax rate was 35.4% for fiscal 2014 as compared to a 34.7% effective tax rate fiscal 2013. The higher effective rate in fiscal 2014 was primarily attributable to a reduction in our available research and development federal tax credit.

Fiscal 2013

Our effective income tax rate was 34.7% for fiscal 2013 as compared to a 36.9% effective tax rate for fiscal 2012. The lower effective rate in fiscal 2013 was due primarily to a $14.3 million increase related to domestic production activities deductions, and a $4.2 million increase related to research and development federal tax credits, primarily attributed to a catch-up adjustment from fiscal 2012 and a credit for fiscal 2013 due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

Net Income, Non-GAAP Net Income and Diluted EPS

Net income in fiscal 2014 was $596.5 million, an increase of $113.3 million or 23%, as compared to $483.2 million in fiscal 2013.

Company net income in fiscal 2012 was $362.6 million. Non-GAAP net income for fiscal 2014, when excluding amortization of identifiable intangibles related to the Company's acquisitions and legal and accounting expenses related to the SEC inquiry and associated pending securities and stockholder derivative class action litigation, increased 21% to $627.9 million from $517.6 million non-GAAP net income in fiscal 2013. Fiscal 2013 non-GAAP net income, when excluding amortization of identifiable intangibles related to the Company's acquisitions and legal and accounting expenses related to the SEC inquiry and associated pending securities and stockholder derivative class action litigation, increased 36% to $517.6 million from $381.6 million in fiscal 2012. Non-GAAP net income in fiscal 2012 was $381.6 million, which excludes transaction-related expenses amortization of identifiable intangibles related to the Company's acquisitions; legal and accounting expenses related to the SEC inquiry and associated pending securities and stockholder derivative class action litigation; and the gain from the sale of Filterfresh based coffee services business.

In fiscal 2012, we had an additional week of activity (53rd week) due the fact that our fiscal year ends the last Saturday of each September. The 53rd week increased fiscal 2012 non-GAAP net income by approximately $11.0 million and non-GAAP diluted EPS by approximately $0.07 per share.

Company diluted EPS was $3.74 per share in fiscal 2014, as compared to $3.16 per share in fiscal 2013 and $2.28 per share in fiscal 2012. Non-GAAP diluted EPS was $3.93 per share in fiscal 2014, as compared to $3.39 per share in fiscal 2013 and $2.40 per share in fiscal 2012.

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for fiscal years 2014, 2013 and 2012 (in thousands, except per share data):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net income attributable to Keurig	$596,518	$483,232	$362,628
After tax:
Expenses related to SEC inquiry and pending litigation(1)	2,023	3,208	4,073
Amortization of identifiable intangibles(2)	29,324	31,128	31,555
Gain on sale of subsidiary(3)	—	—	(16,685)

Non-GAAP net income attributable to Keurig	$627,865	$517,568	$381,571

	Fiscal 2014	Fiscal 2013		Fiscal 2012
Diluted income per share	$3.74	$3.16		$2.28
After tax:
Expenses related to SEC inquiry and pending litigation(1)	$0.01	$0.02		$0.03
Amortization of identifiable intangibles(2)	$0.18	$0.20		$0.20
Gain on sale of subsidiary(3)	$—	$—		$(0.10)

Non-GAAP net income per share	$3.93	$3.39	*	$2.40	*

*
Does not add due to rounding.
(1)
Represents legal and accounting expenses, net of income taxes of $1.1 million, $1.7 million and $2.6 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense. Income taxes were calculated at our effective tax rate.
(2)
Represents the amortization of intangibles, net of income taxes of $13.7 million for fiscal 2014, $14.3 million for fiscal 2013, and $14.4 million for fiscal 2012, related to the Company's acquisitions classified as general and administrative expense. Income taxes were calculated at our deferred tax rates.
(3)
Represents the gain recognized on the sale of Filterfresh, net of income taxes of $9.6 million. The income taxes of $9.6 million include the tax benefit of $6.2 million resulting from the release of the valuation allowance in fiscal 2011.

Liquidity and Capital Resources

We principally have funded our operations, working capital needs, capital expenditures, share repurchases and cash dividends from operations, equity offerings and borrowings under our credit facilities. At September 27, 2014, we had $160.0 million in outstanding debt, $118.5 million in capital lease and financing obligations, $761.2 million in cash and cash equivalents and $1,602.5 million of working capital (including cash). At September 28, 2013, we had $173.2 million in outstanding debt, $77.8 million in capital lease and financing obligations, $260.1 million in cash and cash equivalents and $924.4 million of working capital (including cash).

Our cash and cash equivalents totaled $761.2 million and $260.1 million as of September 27, 2014, and September 28, 2013, respectively. We actively manage our cash and cash equivalents in order to internally fund our operating needs, make scheduled interest and principal payments on our borrowings, invest in our innovation pipeline and business growth opportunities, and return cash to shareholders through common stock cash dividend payments and share repurchases.

With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. As of September 27, 2014, we had $36.5 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations, primarily held by our Canadian business.

Operating Activities:

Net cash provided by operations is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities was $719.4 million in fiscal 2014 as compared to $836.0 million in fiscal 2013. We generated $597.4 million in net income in fiscal 2014. Significant non-cash items primarily consisted of $257.6 million in depreciation and amortization expense and $114.1 million in charges related to our provision for sales returns. Other significant changes in assets and liabilities affecting net cash provided by operating activities were increases in accounts receivable and inventories of $274.9 million and $166.5 million, respectively, offset by increases in accounts payable and accrued expenses and tax payable of $133.8 million and $120.6 million, respectively. The increase in accounts receivable was primarily attributable both to an overall increase in net sales in the fourth quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, and to an increase in net sales in advance of the go-live of components of our new enterprise-wide system solution subsequent to the end of fiscal 2014. The increase in inventories was primarily attributable to increases in brewer and portion pack inventories as the company prepares for its seasonal increase in sales volume and inventory build in advance of the go-live of components of our new enterprise-wise system solution, partially offset by a decrease in raw material inventories. The increase in accounts payable and accrued expenses was primarily attributable to increases in accounts payable, accrued bonus compensation, and accrued customer incentives and promotions.

Investing Activities:

Investing activities in fiscal 2014 primarily included purchase of short-term and long-term investments along with capital expenditures for equipment and building improvements.

Capital expenditures were $337.9 million in fiscal 2014 as compared to $232.8 million in fiscal 2013. Capital expenditures incurred on an accrual basis during fiscal 2014 consisted primarily of $138.2 million related to new product platforms, $121.8 million related to facilities and related infrastructure, $65.2 million related to information technology infrastructure and systems, $34.8 million related to coffee processing and other equipment, and $32.4 million related to increasing packaging capabilities for the Keurig® brewer platforms. Of the $121.8 million in capital expenditures related to facilities and related infrastructure, $40.1 million relates to fixed assets acquired through financing obligations. For fiscal 2015, we currently expect to invest between $425.0 million to $475.0 million in capital expenditures to support our future growth.

Financing Activities:

Cash provided by financing activities for fiscal 2014 totaled $253.0 million. We received $1,348.4 million, net of transaction-related expenses, from the issuance of 16,684,139 shares of common stock to Atlantic Industries, a wholly owned subsidiary of The Coca-Cola Company, and the issuance of 1,407,000 shares of common stock to Lavazza. In fiscal 2014, we used $1,052.4 million of cash to repurchase approximately 8.1 million of our common shares pursuant to repurchase programs under which our Board of Directors has authorized the repurchase of up to an aggregate of $2.5 billion of our common shares through various times from fiscal 2012 through fiscal 2014, at such times and prices as determined by the Company's management. In fiscal 2014, we also made payments related to our debt of $13.4 million, principally under our term loan A. Cash flows from operating and financing activities included a $55.4 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options. As stock is issued from the exercise of options and the vesting of restricted stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long Term Debt

Under our current credit facility ("Restated Credit Agreement"), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility. At September 27, 2014, we had $158.4 million outstanding under the term loan A facility, no balances outstanding under the revolving credit facilities and $7.8 million in letters of credit with $992.2 million available for borrowing. The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments. The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio. Our average effective interest rate at September 27, 2014 and September 28, 2013 was 3.7% and 3.5%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements. We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 27, 2014, we were in compliance with these covenants. In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

Interest Rate Swaps

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate. The total notional amount of these swaps at September 27, 2014 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 27, 2014, we estimate we would have paid $3.4 million (gross of tax), if we terminated the swap agreements. We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (loss) (a component of equity). During fiscal years 2014, 2013 and 2012, we paid approximately $3.2 million, $3.4 million and $4.7 million, respectively, in additional interest expense pursuant to interest rate swap agreements.

Stock Issuances

On February 27, 2014, we sold 16,684,139 shares of common stock to Atlantic Industries, an indirect wholly owned subsidiary of The Coca-Cola Company, at $74.98 per share for an aggregate purchase price of $1,251.0 million, pursuant to a common stock purchase agreement dated February 5, 2014.

In addition, pursuant to pre-emptive rights set forth in the Common Stock Purchase Agreement between us and Lavazza dated August 10, 2010, we agreed not to sell or issue any shares of Common Stock for a period of five years and six months after September 28, 2010 without first offering Lavazza the opportunity to purchase an amount of newly issued securities which entitles Lavazza to maintain its current percentage ownership, on terms and conditions not less favorable than those proposed for such offering, including price. As a result of the February 27, 2014 issuance of common stock to Atlantic Industries described above, on March 28, 2014, we entered into a common stock purchase agreement with Lavazza to sell 1,407,000 shares of our common stock to Lavazza at $74.98 per share for an aggregate purchase price of $105.5 million. The transaction closed on April 17, 2014.

Share Repurchases and Dividends

Throughout various times during fiscal 2012, 2013, and 2014, our Board of Directors authorized the Company to repurchase a total of $2.5 billion of the Company's common stock. As of September 27, 2014, $1,182.8 million of this aggregate authorized amount remained available for common stock repurchases. Additional repurchases will be made with cash on hand, cash from operations and funds available through our existing credit facility. See Note 14, Stockholders' Equity, of the Notes to the audited Consolidated Financial Statements included in this Annual Report.

On February 28, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a major financial institution ("Bank") pursuant to the repurchase programs. The ASR allows us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $700.0 million of our common stock, in total, with an initial delivery to us of 4,340,508 shares ("Initial Shares") of our common stock by the Bank. The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $700.0 million. The repurchased shares were retired and returned to an unissued status. The remainder of the total purchase price of $210.0 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital. Final settlement of the ASR will occur no sooner than November 24, 2014 and no later than February 27, 2015 at the Bank's discretion. Upon settlement of the ASR, the total shares repurchased by us will be determined based on a share price equal to the daily volume weighted-average price ("VWAP") of our common stock during the term of the ASR program, less a fixed per share discount amount. At settlement, the Bank will deliver additional shares to us in the event total shares are greater than the 4,340,508 shares initially delivered, and we will issue additional shares to the Bank in the event total shares are less than the shares initially delivered. The receipt or issuance of additional shares will result in a reclassification between additional paid-in capital and common stock equal to the par value of the additional shares received or issued. The number of shares that we may be required to issue to the Bank is limited to 10.0 million shares under the ASR.

During fiscal 2014, we declared a quarterly dividend of $0.25 per common share, or $158.9 million in the aggregate. During the fiscal year ended September 27, 2014, we paid dividends of approximately $118.4 million.

On November 13, 2014, our Board of Directors declared the next quarterly cash dividend of $0.2875 per common share, an increase of 15 percent over previous quarters, payable on February 12, 2015 to shareholders of record as of the close of business on January 13, 2015.

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

A summary of future cash requirements related to our outstanding long-term debt, minimum lease payments and purchase commitments as of September 27, 2014 is as follows (in thousands):

	Long-Term Debt	Interest Expense(1)	Operating Lease Obligations	Capital Lease Obligations(2)	Financing Obligations(3)	Purchase Obligations(4)	Total
FY 2015	$19,077	$5,668	$15,856	$3,838	$8,828	$901,612	$954,879
FY 2016 - FY 2017	140,370	1,992	22,324	7,676	19,546	503,402	695,310
FY 2018 - FY 2019	567	31	11,138	7,676	19,824	328,801	368,037
Thereafter	—	—	26,736	27,820	105,833	109,805	270,194

Total	$160,014	$7,691	$76,054	$47,010	$154,031	$1,843,620	$2,288,420

(1)
Based on rates in effect at September 27, 2014.
(2)
Includes principal and interest payments under capital lease obligations.
(3)
Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense upon completion of construction.
(4)
Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

In addition, we have $14.8 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $9.2 million expiring through June 2015. We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

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

Due to the inherent uncertainty involved in estimating sales growth and related expense growth, we believe that these are critical estimates for us. We have not made any material changes to the accounting methodology we use to assess the necessity of an impairment charge, either for goodwill or for both finite and indefinite-lived intangible assets. Based upon the results of our fiscal 2014 impairment tests (See Note 7, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in this Annual Report), there were no material impairment charges recognized for goodwill or intangible assets. Further, the fair values of all reporting units were significantly in excess of the carrying values. As we continually reassess our fair value assumptions, including estimated future cash flows, changes in our estimates and assumptions could cause us to recognize future material charges.

Sales Return Allowance

Sales of coffee brewers, portion packs and other coffee products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. We estimate the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.

Product Warranty

We provide for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to our expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues. We currently believe that our warranty reserves are adequate; however, there can be no assurance that we will not experience some additional warranty expense in future periods related to previously sold brewers. A 10 percentage point increase in the fiscal 2014 overall claims estimate would have resulted in additional expense, net of recoveries, of approximately $2.7 million in the accompanying fiscal 2014 Consolidated Statement of Operations.

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

Recent Accounting Pronouncements

Information required by this Item is contained in Note 2, Significant Accounting Policies, of the Notes to the audited Consolidated Financial Statements included within Part II of this Annual Report on Form 10-K.

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

Interest rate risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates. The table presents principal cash flows and weighted average interest rates by fiscal year:

	2015	2016	2017	2018	2019	Thereafter	Total Debt Outstanding and average effective interest rate at September 27, 2014
Variable rate (in thousands)	$18,755	$9,688	$—	$—	$—	$—	$28,443
Average interest rate	1.7%	1.7%	—%	—%	—%	—%	1.7%
Fixed rate (in thousands)	$322	$130,334	$348	$364	$203	$—	$131,571
Average interest rate	4.0%	4.0%	3.9%	3.9%	3.9%	—%	4.0%

At September 27, 2014, we had $28.4 million of outstanding debt obligations subject to variable interest rates. Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $0.3 million annually. Additionally, should Canadian Bankers' Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $0.9 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below). As discussed further under the heading Liquidity and Capital Resources the Company is party to interest rate swap agreements. On September 27, 2014, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate. The total notional amount covered by these interest rate swaps will terminate in November 2015.

Commodity price risks

The "C" price of coffee is subject to substantial price fluctuations caused by multiple factors, including but not limited to weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the "C" price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At September 27, 2014, the Company had approximately $407.7 million in green coffee purchase commitments, of which approximately 88% had a fixed price. At September 28, 2013, the Company had approximately $245.1 million in green coffee purchase commitments, of which approximately 84% had a fixed price.

Commodity price risks at September 27, 2014 are as follows (in thousands, except average "C" price):

Purchase commitments	Total Cost(1)	Pounds	Average "C" Price
Fixed(2)	$347,847	157,439	$1.78
Variable	$47,178	20,575	$1.93

	$395,025	178,014

(1)
Total coffee costs typically include a premium or "differential" in addition to the "C" price.
(2)
Excludes $12.7 million in price-fixed coffee purchase commitments (4.6 million pounds) that are not determined by the "C" price.

We regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are recognized in cost of sales. At September 27, 2014, we held outstanding futures contracts covering 7.5 million pounds of coffee with a fair market value of $3.4 million, gross of tax. At September 28, 2013, we held outstanding futures contracts covering 28.6 million pounds of coffee with a fair market value of $(3.8) million, gross of tax. Purchase commitments hedged with financial instruments are classified as fixed in the table above.

At September 27, 2014, we are exposed to approximately $47.2 million in unhedged green coffee purchase commitments that do not have a fixed price as compared to $40.1 million in unhedged green coffee purchase commitments that did not have a fixed price at September 28, 2013. A hypothetical 10% movement in the "C" price would increase or decrease our financial commitment for these purchase commitments outstanding at September 27, 2014 by approximately $4.7 million.

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

At September 27, 2014 we had approximately one year remaining on a 5-year cross-currency swap of CDN $90.0 million that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar inter-company note.

We occasionally use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations. We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations. We had no outstanding foreign currency forward contracts designated as fair value hedges at September 27, 2014. In addition, we use foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments. We designate these contracts as cash flow hedges and measure the effectiveness at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss). The gains or losses on these instruments are reclassified from other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings. We had outstanding foreign currency forward contracts designated as cash flow hedges with a notional value of $0.1 million at September 27, 2014.

Movements in foreign currency exchange rates exposes us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held. The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged. Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $122.4 million at September 27, 2014. Based on our net unhedged assets that are affected by movements in foreign currency exchange rates as of September 27, 2014, a hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets (liabilities) by approximately $12.2 million with a corresponding charge to operations. In addition, at September 27, 2014, our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $638.4 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $63.8 million with a corresponding charge to other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Keurig Green Mountain, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keurig Green Mountain, Inc. and its subsidiaries at September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 19, 2014

Keurig Green Mountain, Inc.

Consolidated Balance Sheets
(Dollars in thousands)

	September 27, 2014	September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$761,214	$260,092
Restricted cash and cash equivalents	378	560
Short-term investment	100,000	—
Receivables, less uncollectible accounts and return allowances of $66,120 and $33,640 at September 27, 2014 and September 28, 2013, respectively	621,451	467,976
Inventories	835,167	676,089
Income taxes receivable	—	11,747
Other current assets	69,272	46,891
Deferred income taxes, net	58,038	58,137

Total current assets	2,445,520	1,521,492
Fixed assets, net	1,171,425	985,563
Intangibles, net	365,444	435,216
Goodwill	755,895	788,184
Deferred income taxes, net	131	149
Other long-term assets	58,892	30,944

Total assets	$4,797,307	$3,761,548

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$19,077	$12,929
Current portion of capital lease and financing obligations	2,226	1,760
Accounts payable	411,107	312,170
Accrued expenses	305,677	242,427
Income tax payable	53,586	—
Dividend payable	40,580	—
Deferred income taxes, net	340	233
Other current liabilities	10,395	27,544

Total current liabilities	842,988	597,063
Long-term debt, less current portion	140,937	160,221
Capital lease and financing obligations, less current portion	116,240	76,061
Deferred income taxes, net	202,936	252,867
Other long-term liabilities	23,085	28,721
Commitments and contingencies (See Notes 5 and 19)
Redeemable noncontrolling interests	12,440	11,045
Stockholders' equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized—500,000,000 shares; Issued and outstanding—162,318,246 and 150,265,809 shares at September 27, 2014 and September 28, 2013, respectively	16,232	15,026
Additional paid-in capital	1,808,881	1,387,322
Retained earnings	1,687,619	1,252,407
Accumulated other comprehensive (loss) income	(54,051)	(19,185)

Total stockholders' equity	$3,458,681	$2,635,570

Total liabilities and stockholders' equity	$4,797,307	$3,761,548

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Fiscal years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net sales	$4,707,680	$4,358,100	$3,859,198
Cost of sales	2,891,820	2,738,714	2,589,799

Gross profit	1,815,860	1,619,386	1,269,399
Selling and operating expenses	561,573	560,430	481,493
General and administrative expenses	307,046	293,729	219,010

Operating income	947,241	765,227	568,896
Other income, net	262	960	1,819
Gain (loss) on financial instruments, net	8,307	5,513	(4,945)
(Loss) gain on foreign currency, net	(19,746)	(12,649)	7,043
Gain on sale of subsidiary	—	—	26,311
Interest expense	(11,691)	(18,177)	(22,983)

Income before income taxes	924,373	740,874	576,141
Income tax expense	(326,959)	(256,771)	(212,641)

Net Income	$597,414	$484,103	$363,500
Net income attributable to noncontrolling interests	896	871	872

Net income attributable to Keurig	$596,518	$483,232	$362,628

Net income attributable to Keurig per common share:
Basic	$3.80	$3.23	$2.34
Diluted	$3.74	$3.16	$2.28
Cash dividends declared per common share	$1.00	$—	$—
Weighted-average common shares outstanding:
Basic	157,085,574	149,638,636	154,933,948
Diluted	159,568,342	152,801,493	159,075,646

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Fiscal years ended
	September 27, 2014			September 28, 2013			September 29, 2012
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$597,414			$484,103			$363,500
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains (losses) arising during the period	$20,641	$(8,307)	$12,334	$(3,732)	$1,489	$(2,243)	$(1,234)	$498	$(736)
Losses reclassified to net income	6,315	(2,556)	3,759	1,484	(599)	885	1,359	(549)	810
Foreign currency translation adjustments	(52,068)	—	(52,068)	(28,742)	—	(28,742)	25,353	—	25,353

Other comprehensive (loss) income	$(25,112)	$(10,863)	$(35,975)	$(30,990)	$890	$(30,100)	$25,478	$(51)	$25,427

Total comprehensive income			561,439			454,003			388,927
Total comprehensive (loss) income attributable to noncontrolling interests			(203)			156			1,524

Total comprehensive income attributable to Keurig			$561,642			$453,847			$387,403

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Consolidated Statements of Changes in Stockholders' Equity
For the three fiscal years in the period ended September 27, 2014 (Dollars in thousands)

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings		Stockholders' Equity
	Shares	Amount
Balance at September 24, 2011	154,466,463	$15,447	$1,499,616	$411,727	$(14,575)	$1,912,215
Options exercised	940,369	94	3,300	—	—	3,394
Issuance of common stock under employee stock purchase plan	301,971	30	8,668	—	—	8,698
Restricted stock awards and units	55,747	5	(5)	—	—	—
Issuance of common stock under deferred compensation plan	37,005	4	(4)	—	—	—
Repurchase of common stock	(3,120,700)	(312)	(76,158)	—	—	(76,470)
Stock compensation expense	—	—	17,868	—	—	17,868
Tax benefit from equity-based compensation plans	—	—	11,064	—	—	11,064
Deferred compensation expense	—	—	211	—	—	211
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(3,155)	—	(3,155)
Other comprehensive income, net of tax	—	—	—	—	24,775	24,775
Net income	—	—	—	362,628	—	362,628

Balance at September 29, 2012	152,680,855	$15,268	$1,464,560	$771,200	$10,200	$2,261,228
Options exercised	2,849,308	285	19,532	—	—	19,817
Issuance of common stock under employee stock purchase plan	343,678	34	9,926	—	—	9,960
Restricted stock awards and units	34,761	3	(3)	—	—	—
Repurchase of common stock	(5,642,793)	(564)	(187,714)	—	—	(188,278)
Stock compensation expense	—	—	26,081	—	—	26,081
Tax benefit from equity-based compensation plans	—	—	54,706	—	—	54,706
Deferred compensation expense	—	—	234	—	—	234
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(2,025)	—	(2,025)
Other comprehensive loss, net of tax	—	—	—	—	(29,385)	(29,385)
Net income	—	—	—	483,232	—	483,232

Balance at September 28, 2013	150,265,809	$15,026	$1,387,322	$1,252,407	$(19,185)	$2,635,570
Sale of common stock	18,091,139	1,809	1,346,605	—	—	1,348,414
Options exercised	1,872,448	187	27,930	—	—	28,117
Issuance of common stock under employee stock purchase plan	170,531	18	12,546	—	—	12,564
Restricted stock awards and units	56,911	6	(6)	—	—	—
Repurchase of common stock	(8,138,592)	(814)	(1,051,616)	—	—	(1,052,430)
Stock compensation expense	—	—	30,673	—	—	30,673
Tax benefit from equity-based compensation plans	—	—	55,218	—	—	55,218
Deferred compensation expense	—	—	209	—	—	209
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(2,368)	—	(2,368)
Cash dividends declared	—	—	—	(158,938)	—	(158,938)
Other comprehensive loss, net of tax	—	—	—	—	(34,866)	(34,866)
Net income	—	—	—	$596,518	—	596,518

Balance at September 27, 2014	162,318,246	16,232	1,808,881	1,687,619	(54,051)	3,458,681

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Fiscal years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$597,414	$484,103	$363,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	214,607	183,814	135,656
Amortization of intangibles	43,032	45,379	45,991
Amortization of deferred financing fees	5,651	7,125	6,050
Unrealized loss (gain) on foreign currency, net	15,196	9,159	(6,557)
(Gain) loss on disposal of fixed assets	(602)	(85)	2,517
Gain on sale of subsidiary, excluding transaction costs	—	—	(28,914)
Provision for doubtful accounts	1,782	689	3,197
Provision for sales returns	114,057	79,747	107,436
(Gain) loss on derivatives, net	(1,582)	(4,507)	6,310
Excess tax benefits from equity-based compensation plans	(55,444)	(54,699)	(12,070)
Deferred income taxes	(52,708)	(17,701)	60,856
Deferred compensation and stock compensation	30,882	26,315	18,079
Other	4,826	844	(672)
Changes in assets and liabilities
Receivables	(274,884)	(187,221)	(159,317)
Inventories	(166,473)	87,677	(92,862)
Income tax payable/receivable, net	120,553	46,290	16,457
Other current assets	(838)	(12,668)	(6,900)
Other long-term assets, net	3,162	3,915	(469)
Accounts payable and accrued expenses	133,818	133,532	17,125
Other current liabilities	(7,521)	3,100	(2,718)
Other long-term liabilities	(5,495)	1,161	5,090

Net cash provided by operating activities	719,433	835,969	477,785
Cash flows from investing activities:
Change in restricted cash	182	3,005	(2,875)
Purchase of short-term investment	(100,000)	—	—
Purchase of long-term investment	(35,905)	—	—
Proceeds from the sale of subsidiary, net of cash retained	—	—	137,733
Capital expenditures for fixed assets	(337,860)	(232,780)	(401,121)
Other investing activities	1,164	4,208	618

Net cash used in investing activities	(472,419)	(225,567)	(265,645)

Keurig Green Mountain, Inc.

Consolidated Statements of Cash Flows—(Continued)
(Dollars in thousands)

	Fiscal years ended
	September 27, 2014	September 28, 2013	September 29, 2012
Cash flows from financing activities:
Net change in revolving line of credit	—	(226,210)	(108,727)
Proceeds from issuance of common stock under compensation plans	40,681	29,777	12,092
Proceeds from issuance of common stock for private placement	1,348,414	—	—
Repurchase of common stock	(1,052,430)	(188,278)	(76,470)
Excess tax benefits from equity-based compensation plans	55,444	54,699	12,070
Payments on capital lease and financing obligations	(1,931)	(8,288)	(7,558)
Proceeds from borrowings of long-term debt	403	—	—
Repayment of long-term debt	(13,361)	(71,620)	(7,814)
Dividends paid	(118,358)	—	—
Purchase of noncontrolling interest	(4,752)	—	—
Other financing activities	(1,124)	(1,406)	3,283

Net cash provided by (used in) financing activities	252,986	(411,326)	(173,124)
Change in cash balances included in current assets held for sale	—	—	5,160
Effect of exchange rate changes on cash and cash equivalents	1,122	2,727	1,124
Net increase in cash and cash equivalents	501,122	201,803	45,300
Cash and cash equivalents at beginning of period	260,092	58,289	12,989

Cash and cash equivalents at end of period	$761,214	$260,092	$58,289

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,043	$9,129	$20,783
Cash paid for income taxes	$270,367	$223,580	$136,407
Dividends declared not paid at the end of each period	$40,580	$—	$—
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$64,202	$30,541	$56,127
Noncash financing and investing activity:
Fixed assets acquired under capital lease and financing obligations	$40,125	$27,791	$66,531
Settlement of acquisition-related liabilities through release of restricted cash	$—	$9,227	$18,788

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements

1.     Nature of Business and Organization

  Keurig Green Mountain, Inc. (together with its subsidiaries, "the Company") is a leader in the specialty coffee and coffeemaker businesses. Keurig Green Mountain, Inc. is a Delaware corporation.

  The Company manages its operations through two business segments, its United States operations within the Domestic segment and its Canadian operations within the Canada segment. The Company distributes its products in two channels: at-home ("AH") and away-from-home ("AFH").

  The Domestic segment sells brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup®, Vue®, Rivo®, K-Carafe™ and Bolt™ packs ("portion packs") and coffee in more traditional packaging including bags and fractional packs to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through Company websites. Substantially all of the Domestic segment's distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel. The Domestic segment also earns royalty income from portion packs sold by a third-party licensed roaster.

  The Canada segment sells brewers, accessories, and sources, produces and sells coffee and teas and other beverages in portion packs and coffee in more traditional packaging including bags, cans and fractional packs under a variety of brands to retailers including supermarkets, department stores, mass merchandisers, club stores, through office coffee services to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website. The Canada segment included Filterfresh through October 3, 2011, the date of sale (see Note 3, Divestitures).

  The Company's fiscal year ends on the last Saturday in September. Fiscal years 2014, 2013 and 2012 represent the years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively. Fiscal years 2014 and 2013 each consist of 52 weeks and fiscal 2012 consists of 53 weeks.

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

  Principles of Consolidation

  The Consolidated Financial Statements include the accounts of the Company and all of the entities in which the Company has a controlling financial interest, most often because the Company

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

    holds a majority voting/ownership interest. All intercompany transactions and accounts are eliminated in consolidation.

  Noncontrolling Interests

  Noncontrolling interests ("NCI") are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCI's are classified as liabilities and non-mandatorily redeemable NCI's are classified outside of shareholders' equity in the Consolidated Balance Sheets as temporary equity under the caption, Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCIs that are mandatorily redeemable are classified as a liability in the Consolidated Balance Sheets under either Other current liabilities or Other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date with any change from the prior period recognized as interest expense. See Note 8, Noncontrolling Interests in the Consolidated Financial Statements included in this Annual Report for further information.

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

  Restricted Cash and Cash Equivalents

  Restricted cash and cash equivalents represents cash that is not available for use in our operations. The Company had restricted cash and cash equivalents of $0.4 million and $0.6 million as of September 27, 2014 and September 28, 2013, respectively.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Short-Term Investments

  The Company considers all investments purchased with an original maturity of more than three months but less than one year to be short-term investments. The short-term investment balance as of September 27, 2014 represents a certificate of deposit that the Company has the intent and ability to hold to maturity. It is therefore classified as held-to-maturity and carried at amortized cost. The fair value of this instrument is equal to its amortized cost and therefore there are no unrealized gains or losses associated with the instrument.

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

  Financial Instruments

  The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are reported at carrying value and approximate fair value due to the short maturity of these instruments. Long-term debt is also reported at carrying value, which approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Derivative Instruments

  The Company enters into over-the-counter derivative contracts based on coffee futures ("coffee futures") to hedge against price increases in price-to-be-coffee purchase commitments and anticipated coffee purchases. Coffee purchases are generally denominated in the U.S. dollar. The Company also enters into interest rate swap agreements to mitigate interest rate risk associated with the Company's variable-rate borrowings and foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments as well as certain recognized liabilities in currencies other than the Company's functional currency. All derivatives are recorded at fair value. Interest rate swaps, coffee futures, and certain foreign currency forward contracts which hedge the purchase and payment of green coffee purchase commitments are designated as cash flow hedges with the effective portion of the change in the fair value of the derivative instrument recorded as a component of other comprehensive income ("OCI") and subsequently reclassified into net earnings when the hedged exposure affects net earnings. Foreign currency forward contracts which hedge certain recognized liabilities denominated in non-functional currencies are designated as fair value hedges with the changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities recognized in gain or loss on foreign currency, net in the Consolidated Statements of Operations.

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

  The Company also occasionally enters into certain foreign currency forward contracts to hedge certain exposures that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.

  The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes. See Note 11, Derivative Financial Instruments and Note 14, Stockholders' Equity in the Consolidated Financial Statements included in this Annual Report for further information.

  Deferred Financing Costs

  Deferred financing costs consist primarily of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using a method that approximates the effective interest rate method. Deferred financing costs included in Other long-term assets in the accompanying Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013 were $9.6 million and $15.2 million, respectively.

  Goodwill and Intangibles

  Goodwill is tested for impairment annually at the end of the Company's fiscal year or whenever events or changes in circumstances indicate that the carrying value may not be

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Impairment of Long-Lived Assets

  When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets, at an asset group level, to undiscounted projected future cash flows in addition to other quantitative and qualitative analyses. When assessing impairment, property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of other groups of assets. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations based upon an assessment of fair value of such assets. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

  Revenue Recognition

  Revenue from sales of brewer systems, coffee and other specialty beverages in portion packs, and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs is recognized when title and risk of loss passes to the customer, which generally occurs upon shipment or delivery of the product to the customer as defined by the contractual shipping terms. Shipping charges billed to customers are also recognized as revenue, and the related shipping costs are included in cost of sales. Cash received in advance of product delivery is recorded in deferred revenue, which is included in other current liabilities on the accompanying Consolidated Balance Sheets, until earned.

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

  Sales of brewers, portion packs and other products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. The Company routinely participates in trade promotion programs with customers, including customers whose sales are processed by the fulfillment entities, whereby customers can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts and volume based incentive programs. Allowances to customers that are directly attributable and supportable by customer promotional activities are recorded as selling expenses at the time the promotional activity occurs.

  Roasters licensed by the Company to manufacture and sell portion packs, both to the Company for resale and to their other coffee customers, are obligated to pay a royalty to the Company upon shipment to their customer. The Company records royalty revenue upon shipment of portion packs by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements. For shipments of portion packs to the Company for resale, this royalty payment is recorded as a reduction

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  to the carrying value of the related portion packs in inventory and as a reduction to cost of sales when sold through to third-party customers by the Company.

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

  Advertising Costs

  The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. As of September 27, 2014 and September 28, 2013, prepaid advertising costs of $3.3 million and $4.1 million, respectively, were recorded in Other current assets in the accompanying Consolidated Balance Sheets. Advertising expense totaled $137.2 million, $193.2 million, and $147.7 million, for fiscal years 2014, 2013, and 2012, respectively.

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

Keurig Green Mountain, Inc.

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

  The Company procures the majority of the brewers it sells from one third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $735.2 million, $637.0 million and $721.3 million in fiscal years 2014, 2013 and 2012, respectively.

  The Company primarily relies on MBlock to process the majority of sales orders for our AH business with retailers in the United States. The Company is subject to significant credit risk regarding the creditworthiness of MBlock and, in turn, the creditworthiness of

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  the retailers. Sales processed by MBlock to retailers amounted to $1,706.1 million, $1,600.2 million and $1,458.4 million for fiscal years 2014, 2013 and 2012, respectively. The Company's account receivables due from MBlock amounted to $148.2 million and $157.4 million at September 27, 2014 and September 28, 2013, respectively.

  Sales to customers that represented more than 10% of the Company's net sales included Wal-Mart Stores, Inc. and affiliates ("Wal-Mart"), representing approximately 17%, 14% and 12% of consolidated net sales for fiscal years 2014, 2013 and 2012 respectively; and Costco Wholesale Corporation and affiliates ("Costco"), representing approximately 12% and 11% of consolidated net sales for fiscal 2014 and 2013, respectively. For Wal-Mart, the majority of U.S. sales are processed through MBlock whereby MBlock is the vendor of record. Starting in fiscal 2012, for U.S. sales to Costco, the Company became the vendor of record and although the sales are processed through MBlock, the Company records the account receivables from the customer and pays MBlock for their fulfillment services. The Company's account receivables due from Costco amounted to $104.5 million and $65.7 million, net of allowances, at September 27, 2014 and September 28, 2013, respectively.

  Research & Development

  Research and development charges are expensed as incurred. These expenses amounted to $76.5 million, $57.7 million and $41.7 million in fiscal years 2014, 2013 and 2012, respectively. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

  Recent Accounting Pronouncements

  In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. ASU 2014-15 will be effective for the Company in the fourth quarter of 2017. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's disclosures.

  In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will require the Company to separate performance obligations within a contract, determine total transaction costs, and ultimately allocate the transaction costs across the established performance obligations. This ASU will become effective for the Company beginning in fiscal 2018 under either full or modified retrospective adoption, with early adoption not permitted. The Company is currently assessing the potential effects of these changes on the Company's net income, financial position, cash flows and disclosures.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  In April 2014, FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the threshold for disposals to qualify as discontinued operations ("ASU 2014-08"). A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 is not expected to have a material impact on the Company's net income, financial position, cash flows or disclosures.

  In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 was issued to eliminate diversity in practice regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Otherwise, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of ASU 2013-11 in the first quarter of fiscal 2015 is not expected have an impact on the Company's net income, financial position or cash flows.

  In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and early adoption is permitted. The adoption of ASU 2013-05 in the first quarter of fiscal 2015 is not expected to have an impact on the Company's net income, financial position or cash flows.

  In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 in the first quarter of fiscal 2015 is not expected have an impact on the Company's net income, financial position, cash flows or disclosures.

3.     Divestitures

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

  Filterfresh revenues and net income included in the Company's consolidated statement of operations were as follows (dollars in thousands, except per share data):

For the period September 25, 2011 through October 3, 2011 (date of sale)
Net sales	$2,286

Net income	$229
Less income attributable to noncontrolling interests	20

Net income attributable to Keurig	$209

Diluted net income per share	$—

  After the disposition, the Company continues to sell coffee and brewers to Filterfresh, which prior to the sale of Filterfresh were eliminated and were not reflected in the Consolidated Statement of Operations. For fiscal 2012, the Company's sales to Filterfresh through October 3, 2011 (date of sale) that were eliminated in consolidation were $0.6 million.

4.     Segment Reporting

  Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker, manages the business, evaluates financial results, and makes key operating decisions. The structure includes a Domestic segment containing all U.S. Operations and immaterial operations related to international expansion, and a Canada segment containing all Canadian operations.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  For a description of the operating segments, see Note 1, Nature of Business and Organization.

  Management evaluates the performance of the Company's operating segments based on several factors, including net sales to external customers and operating income. Net sales are recorded on a segment basis and intersegment sales are eliminated within the operating segment as part of the financial consolidation process. Operating income represents gross profit less selling, operating, general and administrative expenses. The Company's manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs. Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized. Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments.

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

  The following tables summarize selected financial data for segment disclosures for fiscal 2014, 2013 and 2012.

	For Fiscal 2014 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$4,083,326	$624,354	$—	$4,707,680
Operating income (loss)	$1,016,577	$102,605	$(171,941)	$947,241
Depreciation and amortization	$185,874	$61,989	$9,776	$257,639
Stock compensation expense	$14,071	$2,729	$13,873	$30,673

	For Fiscal 2013 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$3,725,008	$633,092	$—	$4,358,100
Operating Income (loss)	$826,092	$87,674	$(148,539)	$765,227
Depreciation and amortization	$162,359	$65,334	$1,500	$229,193
Stock compensation expense	$9,909	$2,519	$13,653	$26,081

	For Fiscal 2012 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$3,233,674	$625,524	$—	$3,859,198
Operating Income (loss)	$576,949	$76,198	$(84,251)	$568,896
Depreciation and amortization	$116,722	$62,984	$1,941	$181,647
Stock compensation expense	$7,808	$1,890	$8,170	$17,868

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Geographic Information

  Net sales are attributed to countries based on the location of the customer. Information concerning net sales of principal geographic areas is as follows (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net Sales:
United States	$4,074,968	$3,721,182	$3,248,543
Canada	621,460	634,360	609,828
Other	11,252	2,558	827

	$4,707,680	$4,358,100	$3,859,198

  Sales to customers that represented more than 10% of the Company's net sales included Wal-Mart, representing approximately 17%, 14% and 12% of consolidated net sales for fiscal years 2014, 2013 and 2012, respectively, and Costco, representing approximately 12% and 11% of consolidated net sales for fiscal 2014 and 2013, respectively. Sales to Wal-Mart and Costco in fiscal years 2014, 2013 and 2012 were through both the Domestic and Canada segments.

  Information concerning long-lived assets of principal geographic area is as follows (in thousands) as of:

	September 27, 2014	September 28, 2013
Fixed Assets, net:
United States	$1,010,181	$844,471
Canada	125,155	135,440
Other	36,089	5,652

	$1,171,425	$985,563

  Net Sales by Major Product Category

  Net sales by major product category (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Portion Packs	$3,604,539	$3,187,350	$2,708,886
Brewers and Accessories	822,271	827,570	759,805
Other Products and Royalties	280,870	343,180	390,507

	$4,707,680	$4,358,100	$3,859,198

5.     Inventories

  Inventories consisted of the following (in thousands) as of:

	September 27, 2014	September 28, 2013
Raw materials and supplies	$169,858	$182,882
Finished goods	665,309	493,207

	$835,167	$676,089

  As of September 27, 2014, the Company had approximately $407.7 million in green coffee purchase commitments, of which approximately 88% had a fixed price. These commitments primarily extend through fiscal 2016. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.93 per pound at September 27, 2014. In addition to its green coffee commitments, the Company had approximately $256.4 million in fixed price brewer and related accessory purchase commitments and $1,108.7 million in production raw materials commitments at September 27, 2014. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  As of September 27, 2014, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations(1)
2015	830,788
2016	252,623
2017	250,779
2018	263,039
2019	65,762
Thereafter	109,805

$1,772,796

(1)
Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

6.     Fixed Assets

  Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	September 27, 2014	September 28, 2013
Production equipment	1-15	$779,850	$680,457
Coffee service equipment	3-7	61,029	59,169
Computer equipment and software	1-6	177,878	146,246
Land	Indefinite	12,767	11,520
Building and building improvements	4-30	238,945	134,495
Furniture and fixtures	1-15	36,899	33,975
Vehicles	4-5	13,032	11,786
Leasehold improvements	1-20 or remaining life of lease, whichever is less	95,373	98,990
Assets acquired under capital leases	5-15	41,200	41,200
Construction-in-progress		308,976	202,940

Total fixed assets		$1,765,949	$1,420,778
Accumulated depreciation		(594,524)	(435,215)

		$1,171,425	$985,563

  Assets acquired under capital leases, net of accumulated amortization, were $34.1 million and $36.9 million at September 27, 2014 and September 28, 2013, respectively.

  Total depreciation and amortization expense relating to all fixed assets was $214.6 million, $183.8 million and $135.7 million for fiscal years 2014, 2013, and 2012, respectively.

  Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use.

  During fiscal years 2014, 2013 and 2012, $8.0 million, $6.1 million, and $2.8 million, respectively, of interest expense was capitalized.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

7.     Goodwill and Intangible Assets

  The following represented the change in the carrying amount of goodwill by segment for fiscal 2014 and 2013 (in thousands):

	Domestic	Canada	Total
Balance as of September 29, 2012	$369,353	$438,723	$808,076
Foreign currency effect	—	(19,892)	(19,892)

Balance as of September 28, 2013	$369,353	$418,831	$788,184
Other	$—	$(233)	$(233)
Foreign currency effect	$—	$(32,056)	$(32,056)

Balance as of September 27, 2014	$369,353	$386,542	$755,895

  Indefinite-lived intangible assets included in the Canada operating segment consisted of the following (in thousands) as of:

	September 27, 2014	September 28, 2013
Trade names	$90,257	$97,740

  The Company conducted its annual impairment test of goodwill and indefinite-lived intangible assets as of September 27, 2014, and elected to bypass the optional qualitative assessment and performed a quantitative impairment test. Goodwill was evaluated for impairment at the following reporting unit levels:

  •
  Domestic

  •
  Canada—Roasting and Retail

  •
  Canada—Coffee Services Canada

  For the goodwill impairment test, the fair value of the reporting units was estimated using the Discounted Cash Flow ("DCF") method. A number of significant assumptions and estimates are involved in the application of the DCF method including discount rate, sales volume and prices, costs to produce and working capital changes. For the indefinite-lived intangible assets impairment test, the fair value of the trade name was estimated using the Relief-from-Royalty Method. This method estimates the savings in royalties the Company would otherwise have had to pay if it did not own the trade name and had to license the trade name from a third-party with rights of use substantially equivalent to ownership. The fair value of the trade name is the present value of the future estimated after-tax royalty payments avoided by ownership, discounted at an appropriate, risk-adjusted rate of return. For goodwill and indefinite-lived intangible impairment tests, the Company used a royalty rate of 3.0%, an income tax rate of 38.0% for the United States and 27.5% for Canada, and discount rates ranging from 13% to 14%. There was no material impairment of goodwill or indefinite-lived intangible assets in fiscal years 2014, 2013, or 2012.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Intangible Assets Subject to Amortization

  Definite-lived intangible assets consisted of the following (in thousands) as of:

		September 27, 2014		September 28, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$16,501	$(13,713)	$21,609	$(17,123)
Customer and roaster agreements	8-11	8,939	(5,303)	26,977	(19,750)
Customer relationships	2-16	390,563	(141,163)	414,967	(113,061)
Trade names	9-11	35,911	(16,548)	37,200	(13,353)
Non-compete agreements	2-5	—	—	374	(364)

Total		$451,914	$(176,727)	$501,127	$(163,651)

  Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $43.0 million, $45.4 million, and $46.0 million for fiscal years 2014, 2013, and 2012, respectively. The weighted average remaining life for definite-lived intangibles at September 27, 2014 is 7.4 years.

  The estimated aggregate amortization expense over each of the next five years and thereafter, is as follows (in thousands):

2015	40,452
2016	39,727
2017	38,331
2018	38,331
2019	38,231
Thereafter	80,115

8.     Noncontrolling Interests

  The changes in the liability and temporary equity attributable to redeemable NCIs for the three fiscal years in the period ended September 27, 2014 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 24, 2011	$—	$21,034
Disposition of noncontrolling interest	—	(10,331)
Redeemable noncontrolling interest reclassified to other long-term liabilities	4,708	(4,708)
Net income	60	812
Adjustment to redemption value	167	3,155
Cash distributions	(204)	(513)
Other comprehensive loss, net of tax	197	455

Balance at September 29, 2012	$4,928	$9,904
Net income	462	409
Adjustment to redemption value	372	2,025
Cash distributions	(583)	(823)
Other comprehensive loss, net of tax	(245)	(470)

Balance at September 28, 2013	$4,934	$11,045
Net income	344	552
Adjustment to redemption value	47	2,368
Cash distributions	(348)	(651)
Other comprehensive loss, net of tax	(225)	(874)
Purchase of noncontrolling interest	(4,752)	—

Balance at September 27, 2014	$—	$12,440

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Mandatorily Redeemable Noncontrolling Interest

  On June 22, 2012, the Company executed a Share Purchase and Sale Agreement under which the Company was required to purchase a noncontrolling interest holder's shares in an entity in which the Company held a controlling interest within 30 days of the end of the Company's third quarter of fiscal 2014. The mandatorily redeemable noncontrolling interest was classified as a liability in the accompanying Consolidated Balance Sheet as of September 28, 2013 under the caption, Other current liabilities.

  On August 22, 2014, the Company purchased the noncontrolling interest holder's shares for approximately $5.6 million, resulting in the subsidiary being wholly-owned by the Company. Of the $5.6 million purchase price, $0.8 million is in escrow and is contingently returnable to the Company upon final determination of fair value of the noncontrolling interest holder's shares. The contingent consideration is recorded in the accompanying Consolidated Balance Sheet as of September 27, 2014 under the caption, Other current assets, and any changes in the fair value of the contingent consideration will be recognized in earnings until resolved.

9.     Product Warranties

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

  The changes in the carrying amount of product warranties for fiscal years 2014 and 2013 are as follows (in thousands):

	Fiscal 2014	Fiscal 2013
Balance, beginning of year	$7,804	$20,218
Provision related to current period	27,484	20,447
Change in estimate	(1,485)	(12,720)
Usage	(20,953)	(20,141)

Balance, end of year	$12,850	$7,804

  During fiscal years 2014 and 2013, the Company recovered approximately $1.8 million and $0.8 million respectively, as reimbursement from suppliers related to warranty issues. The recoveries are under an agreement with a supplier and are recorded as a reduction to warranty expense. The recoveries are not reflected in the provision charged to income in the table above.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

10.   Long-Term Debt

  Long-term debt outstanding consists of the following (in thousands) as of:

	September 27, 2014	September 28, 2013
Term loan A	158,438	170,937
Other	1,576	2,213

Total long-term debt	$160,014	$173,150
Less current portion	19,077	12,929

Long-term portion	$140,937	$160,221

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

  The term loan A facility requires quarterly principal repayments. The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%. The applicable margin under the Restated Credit Agreement with respect to term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar loans, based upon the Company's leverage ratio. The Company's average effective interest rate as of September 27, 2014 and September 28, 2013 was 3.7% and 3.5%, respectively, excluding amortization of deferred financing charges and including the effect of interest swap agreements. The Company also pays a commitment fee of 0.2% on the average daily unused portion of the revolving credit facilities.

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

  The Restated Credit Agreement requires the Company to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio. As of September 27, 2014 and throughout fiscal year 2014, the Company was in compliance with these covenants. In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

  As of September 27, 2014 and September 28, 2013, outstanding letters of credit under the Restated Credit Agreement, totaled $7.8 million and $5.0 million, respectively. No amounts have been drawn against the letters of credit as of September 27, 2014 and September 28, 2013.

  In connection with the Restated Credit Agreement, the Company incurred debt issuance costs of $46.0 million which were deferred and included in Other Long-Term Assets on the Consolidated

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

  Below is a summary of the Company's derivative instruments in effect as of September 27, 2014 mitigating interest rate exposure of variable-rate borrowings (in thousands):

Derivative Instrument	Hedged Transaction	Notional Amount of Underlying Debt	Fixed Rate Received	Maturity (Fiscal Year)
Swap	30-day Libor	30,000	2.54%	2016
Swap	30-day Libor	50,000	2.54%	2016
Swap	30-day Libor	20,000	2.54%	2016
Swap	30-day Libor	30,000	2.54%	2016

		$130,000

  In fiscal years 2014, 2013 and 2012 the Company paid approximately $3.2 million, $3.4 million and $4.7 million, respectively, in additional interest expense pursuant to the interest rate swap agreements.

  Maturities

  Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
2015	19,077
2016	140,022
2017	348
2018	364
2019	203

$160,014

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  from OCI into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.

  Fair Value Hedges

  In prior fiscal years, the Company entered into foreign currency forward contracts to hedge certain recognized liabilities in currencies other than the Company's functional currency. The Company designated these contracts as fair value hedges and measured the effectiveness of the derivative instruments at each balance sheet date. The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities were recognized in net gains or losses on foreign currency on the consolidated statements of operations.

  Other Derivatives

  The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency. At September 27, 2014, the Company has approximately one year remaining on a CDN $90.0 million, Canadian cross currency swap to exchange interest payments and principal on the intercompany note. This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations. Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note. In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate. The Company incurred $1.3 million, $1.7 million, and $1.8 million in additional interest expense pursuant to the cross currency swap agreement during fiscal 2014, 2013, and 2012 respectively.

  The Company also occasionally enters into certain foreign currency forward contracts to hedge certain exposures that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.

  The Company does not hold or use derivative financial instruments for trading or speculative purposes.

  The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however, nonperformance is not anticipated.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  The following table summarizes the fair value of the Company's derivatives included on the Consolidated Balance Sheets (in thousands) as of:

	September 27, 2014	September 28, 2013	Balance Sheet Classification
Derivatives designated as hedges:
Interest rate swaps	$(3,371)	$(6,004)	Other current liabilities
Coffee futures	3,437	—	Other current assets
Coffee futures	—	(3,809)	Other current liabilities
Foreign currency forward contracts	—	(141)	Other current liabilities
Foreign currency forward contracts	108	13	Other current assets

	174	(9,941)
Derivatives not designated as hedges:
Cross currency swap	5,951	—	Other current assets
Cross currency swap	—	(1,253)	Other current liabilities

	5,951	(1,253)

Total	$6,125	$(11,194)

  Offsetting

  Generally, all of the Company's derivative instruments are subject to a master netting arrangement under which either party may offset amounts if the payment amounts are for the same transaction and in the same currency. By election, parties may agree to net other transactions. In addition, the arrangements provide for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of the contract. The Company's policy is to net all derivative assets and liabilities in the accompanying audited Consolidated Balance Sheets when allowable by GAAP.

  Additionally, the Company has elected to include all derivative assets and liabilities, including those not subject to a master netting arrangement, in the following offsetting tables.

  Offsetting of financial assets and derivative assets as of September 27, 2014 and September 28, 2013 is as follows (in thousands):

			Net amount of assets presented in the Consolidated Balance Sheet
		Gross amounts offset in the Consolidated Balance Sheet		Gross amounts not offset in the Consolidated Balance Sheet
	Gross amounts of recognized assets
				Financial instruments	Cash collateral received	Net amount
Derivative assets, as of September 27, 2014	$9,830	$(334)	$9,496	$—	$—	$9,496
Derivative assets, as of September 28, 2013	13	—	13	—	—	13

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Offsetting of financial liabilities and derivative liabilities as of September 27, 2014 and September 28, 2013 is as follows (in thousands):

			Net amount of assets presented in the Consolidated Balance Sheet
		Gross amounts offset in the Consolidated Balance Sheet		Gross amounts not offset in the Consolidated Balance Sheet
	Gross amounts of recognized assets
				Financial instruments	Cash collateral received	Net amount
Derivative liabilities, as of September 27, 2014	$3,705	$(334)	$3,371	$—	$—	$3,371
Derivative liabilities, as of September 28, 2013	11,207	—	11,207	—	—	11,207

  The following table summarizes the coffee futures contracts outstanding as of September 27, 2014 (in thousands, except for average contract price and "C" price):

Coffee Pounds	Average Contract Price	"C" Price	Maturity	Fair Value of Futures Contracts
900	$1.27	$1.94	July 2015	$602
4,725	$1.27	$1.94	July 2015	3,169
938	$2.13	$1.94	July 2015	(174)
937	$2.12	$1.95	September 2015	(160)

7,500				$3,437

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

  The following table summarizes the amount of gain (loss), gross of tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Cash Flow Hedges:
Interest rate swaps	$2,634	$3,014	$1,250
Coffee futures	17,824	(6,617)	(2,484)
Foreign currency forward contracts	183	(129)	—

Total	$20,641	$(3,732)	$(1,234)

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  The following table summarizes the amount of gain (loss), gross of tax, reclassified from OCI to income (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Location of Gain or (Loss) Reclassified from OCI into Income
Coffee futures	(6,387)	(1,482)	(1,359)	Cost of sales
Foreign currency forward contracts	74	—	—	Cost of sales
Foreign currency forward contracts	(2)	(2)	—	(Loss) gain on foreign currency, net

Total	$(6,315)	$(1,484)	$(1,359)

  The Company expects to reclassify $9.4 million of net gains, net of tax, from OCI to earnings on coffee derivatives within the next twelve months.

  See note 14, Stockholders' Equity for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

  The following table summarizes the amount of gain (loss), gross of tax, on fair value hedges and related hedged items (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Location of gain (loss) recognized in income on derivative
Foreign currency forward contracts
Net loss on hedging derivatives	$—	$(10)	$(48)	(Loss) gain on foreign currency, net
Net gain on hedged items	$—	$10	$48	(Loss) gain on foreign currency, net

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Net gains (losses) on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Location of net gain (loss) in Consolidated Statements of Operations
Net gain (loss) on cross currency swap	$8,307	$5,513	$(4,918)	Gain (loss) on financial instruments, net
Net gain on coffee futures	7,005	—	—	Cost of sales
Net loss on interest rate cap	—	—	(34)	Gain (loss) on financial instruments, net
Net gain on coffee futures	—	—	7	Gain (loss) on financial instruments, net

Total	$15,312	$5,513	$(4,945)

  In addition, for fiscal year 2014, the Company recognized $1.7 million in net gains, as cost of sales, representing the ineffective portion on coffee futures designated as cash flow hedges. No amounts were recognized in fiscal 2013 and 2012 for ineffectiveness.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  The following table summarizes the fair values and the levels used in fair value measurements as of September 27, 2014 for the Company's financial (liabilities) assets (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(3,371)	$—
Cross currency swap	—	5,951	—
Coffee futures	—	3,437	—
Foreign currency forward contracts	—	108	—

Total	$—	$6,125	$—

  The following table summarizes the fair values and the levels used in fair value measurements as of September 28, 2013 for the Company's financial liabilities (in thousands):

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

  As of September 27, 2014, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

  Long-Term Debt

  The carrying value of long-term debt was $160.0 million and $173.2 million as of September 27, 2014 and September 28, 2013, respectively. The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company's credit rating. The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

  Long-Term Investment

  The Company has a long-term investment of approximately $35.9 million included in other long-term assets in the accompanying audited Consolidated Balance Sheet as of September 27, 2014, that is not publicly traded. This investment is carried at cost and reviewed quarterly for indicators of other-than-temporary impairment. There were no events or circumstances during the fiscal year ended September 27, 2014 that indicated a decline in the fair value of the investment.

13.   Income Taxes

  Income before income taxes and the provision for income taxes for fiscal years 2014, 2013 and 2012, consist of the following (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Income before income taxes:
Domestic	$856,240	$675,438	$486,258
Foreign	68,133	65,436	89,883

Total income before income taxes	$924,373	$740,874	$576,141

Income tax expense:
United States federal:
Current	$288,757	$202,006	$75,932
Deferred	(41,589)	(8,654)	74,042

	247,168	193,352	149,974
State and local:
Current	61,839	47,930	40,270
Deferred	(811)	(1,695)	(712)

	61,028	46,235	39,558

Total United States	308,196	239,587	189,532

Foreign:
Current	36,903	29,901	26,860
Deferred	(18,140)	(12,717)	(3,751)

Total foreign	18,763	17,184	23,109

Total income tax expense	$326,959	$256,771	$212,641

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Net deferred tax liabilities consist of the following (in thousands) as of:

	September 27, 2014	September 28, 2013
Deferred tax assets:
Section 263A capitalized expenses	$9,011	$1,876
Deferred hedging gains	—	4,774
Deferred compensation	17,053	13,632
Capital loss carryforward	1,568	1,418
Valuation allowance—capital loss carryforward	(1,568)	(1,418)
Warranty, obsolete inventory and bad debt allowance	42,903	32,692
Tax credit carryforwards	2,085	3,651
Other reserves and temporary differences	10,053	15,558

Gross deferred tax assets	81,105	72,183
Deferred tax liabilities:
Prepaid expenses	(6,190)	(2,994)
Deferred hedging losses	(6,059)	—
Depreciation	(97,977)	(125,504)
Intangible assets	(115,812)	(138,262)
Other reserves and temporary differences	(174)	(237)

Gross deferred tax liabilities	(226,212)	(266,997)

Net deferred tax liabilities	$(145,107)	$(194,814)

  A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Tax at U.S. Federal Statutory rate	$323,530	$259,306	$201,692
Increase (decrease) in rates resulting from:
Foreign tax rate differential	(13,614)	(13,087)	(18,072)
Non-deductible stock compensation expense	1,562	2,700	1,024
State taxes, net of federal benefit	47,195	31,869	27,114
Provincial taxes	8,080	7,878	10,591
Domestic production activities deduction	(32,568)	(23,558)	(9,245)
Federal tax credits	(336)	(4,506)	(282)
Release of capital loss valuation allowance	—	—	(3,071)
Other	(6,890)	(3,831)	2,890

Tax at effective rates	$326,959	$256,771	$212,641

  As of September 27, 2014, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended (the "Code"). Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration but that the capital loss carryforward will not. The Company has recorded a valuation

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  allowance against the entire deferred tax asset balance for the capital loss carryforward.

  The total amount of unrecognized tax benefits as of September 27, 2014 and September 28, 2013 was $14.8 million and $23.3 million, respectively. The amount of unrecognized tax benefits at September 27, 2014 that would impact the effective tax rate if resolved in favor of the Company is $14.8 million. As a result of prior acquisitions, the Company is indemnified for up to $9.2 million of the total reserve balance, and the indemnification is capped at CDN $30.0 million. If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets would be reduced accordingly. As of September 27, 2014 and September 28, 2013, accrued interest and penalties of $2.4 million and $2.0 million, respectively, were included in the Consolidated Balance Sheets. The Company recognizes interest and penalties in income tax expense. The Company released $0.2 million of unrecognized tax benefits in the fourth quarter of fiscal 2014 due to the expiration of the statute of limitations. Income tax expense included $0.4 million, $0.4 million and $0.2 million of interest and penalties for fiscal 2014, 2013, and 2012, respectively.

  A reconciliation of increases and decreases in unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Gross tax contingencies—balance, beginning of year	$23,283	$23,956	$24,419
Increases from positions taken during prior periods	—	438	2,864
Decreases from positions taken during prior periods	—	—	(4,093)
Increases from positions taken during current periods	504	2,709	906
Decreases resulting from the lapse of the applicable statute of limitations	(8,948)	(3,820)	(140)

Gross tax contingencies—balance, end of year	$14,839	$23,283	$23,956

  The Company expects to release $5.0 million of unrecognized tax benefits during fiscal 2015 due to the expiration of the statute of limitations.

  As of September 27, 2014, the Company had approximately $200.9 million of undistributed international earnings, most of which are Canadian-sourced. With the exception of the repayment of intercompany debt, all earnings of the Company's foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. If these amounts were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, which could be material. Determination of the amount of any unrecognized deferred income tax on these earnings is not

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

  In the normal course of business, the Company is subject to tax examinations by taxing authorities both inside and outside the United States. With some exceptions, the Company is no longer subject to examinations with respect to returns filed for fiscal years prior to 2010.

14.   Stockholders' Equity

  Stock Issuances

  On February 27, 2014, pursuant to a common stock purchase agreement dated February 5, 2014, the Company sold 16,684,139 shares of its common stock to Atlantic Industries, an indirect wholly owned subsidiary of The Coca-Cola Company, at $74.98 per share for an aggregate purchase price of $1,251.0 million. In addition, on April 17, 2014, pursuant to a common stock purchase agreement dated March 28, 2014 and the pre-emptive rights of Luigi Lavazza S.p.A. ("Lavazza") set forth in the common stock purchase agreement (the "CSPA") between the Company and Lavazza dated August 10, 2010, the Company sold 1,407,000 shares of its common stock to Lavazza at $74.98 per share for an aggregate purchase price of $105.5 million. Pursuant to the CSPA, in connection with the offering of common stock to Atlantic Industries, Lavazza is entitled to maintain its current percentage ownership of the Company's outstanding common stock on terms (including price) not less favorable than those proposed for the Atlantic Industries offering. Both common stock sales were recorded to stockholders' equity, net of transaction-related expenses of approximately $8.0 million.

  Stock Repurchase Program

  Under its existing repurchase programs, on February 28, 2014, the Company entered into an accelerated share repurchase ("ASR") agreement with a major financial institution ("Bank"). The ASR allows the Company to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, the Company agreed to purchase $700.0 million of its common stock, in total, with an initial delivery to the Company of 4,340,508 shares ("Initial Shares") of the Company's common stock by the Bank. The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $700.0 million. The repurchased shares were retired and returned to an unissued status. The par value of the repurchased shares of $0.4 million was deducted from common stock and the excess repurchase price over the par value of $489.6 million was deducted from additional paid-in capital. The remainder of the total purchase price of $210.0 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital. Final settlement of the ASR will occur no sooner than November 24, 2014 and no later than February 27, 2015 at the Bank's discretion. Upon settlement of the ASR, the total shares repurchased by the Company will be determined based on a share price equal to the daily volume weighted-average price ("VWAP") of the Company's common stock during the term of the ASR program, less a fixed per share discount amount. At settlement, the Bank will deliver additional shares to the Company in the event total shares are greater than the 4,340,508 shares initially delivered, and the Company will issue additional shares to the Bank in the event total shares are less than the shares initially delivered. The receipt or issuance of additional shares will result in a reclassification between additional paid-in

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  capital and common stock equal to the par value of the additional shares received or issued. The number of shares that may be required to be issued by the Company to the Bank is limited to 10.0 million shares under the ASR.

  The Company reflected the unsettled portion of the ASR ($210.0 million) as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The forward contract met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

  As of September 27, 2014, based on the VWAP of the Company's common stock for the period February 28, 2014 through September 27, 2014, settlement of the ASR would have resulted in 1.9 million additional shares delivered by the Bank to the Company.

  An aggregate amount of $1,182.8 million remained authorized for common stock repurchase as of September 27, 2014.

	Fiscal 2014(1)	Fiscal 2013
Number of shares acquired	8,138,592	5,642,793
Average price per share of acquired shares	$103.51	$33.37
Total cost of acquired shares (in thousands)	$1,052,430	$188,278

(1)
Number of shares acquired and average price per share reflect Initial Shares at then current market price, subject to change pending final settlement, and total cost of acquired shares includes total purchase price of $700.0 million under the ASR.

  Common Stock Dividends

  Each quarter during fiscal 2014, the Company declared a quarterly dividend of $0.25 per common share, or $158.9 million in the aggregate. During the fiscal year ended September 27, 2014, the Company paid dividends of approximately $118.4 million.

  On November 13, 2014, Keurig's Board of Directors declared the next quarterly cash dividend of $0.2875 per common share, an increase of 15 percent as compared to quarterly cash dividends in fiscal 2014, payable on February 12, 2015 to shareholders of record as of the close of business on January 13, 2015.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Accumulated Other Comprehensive Income (Loss)

  The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 24, 2011	(5,866)	(8,709)	(14,575)
Other comprehensive income during the period	74	24,701	24,775

Balance at September 29, 2012	(5,792)	15,992	10,200
Other comprehensive loss during the period	(1,358)	(28,027)	(29,385)

Balance at September 28, 2013	(7,150)	(12,035)	(19,185)
Other comprehensive income during the period	16,093	(50,968)	(34,875)
Foreign currency exchange impact on cash flow hedges	9	—	9

Balance at September 27, 2014	$8,952	$(63,003)	$(54,051)

  The unfavorable translation adjustments change during fiscal 2014 and fiscal 2013 was primarily due to the weakening of the Canadian dollar against the U.S. dollar. The favorable translation adjustment change during fiscal year 2012 was primarily due to the strengthening of the Canadian against the U.S. dollar. See also Note 11, Derivative Financial Instruments.

15.   Employee Compensation Plans

  Equity-Based Incentive Plans

  On March 6, 2014, the Company registered on Form S-8 shares of common stock pursuant to the 2014 Omnibus Plan (the "2014 Plan"), which replaced the 2006 Incentive Plan (the "2006 Plan") and increased the total shares of common stock authorized for issuance to 8,000,000 (the "Fungible Pool Limit"). Both plans provide for the issuance of several types of share-based incentive compensation including stock options, stock appreciation rights, restricted stock, restricted stock units and performance stock units. Following shareholder approval of the 2014 Plan, there were no further awards made under the 2006 Plan. Under the 2014 Plan, each share of common stock issued or to be issued in connection with any award that is not a stock option or stock appreciation right shall be counted against the Fungible Pool Limit as 1.704 Fungible Pool Units. Stock options and stock appreciation rights shall be counted against the Fungible Pool Limit as 1.0 Fungible Pool Unit. Both the 2014 Plan and 2006 Plan require the exercise price for all awards requiring exercise to be no less than 100% of fair market value per share of common stock on the date of grant, with certain provisions which increase the option exercise price of an incentive stock option to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. As of September 27, 2014, 7.3 million shares of common stock were available for grant for future equity-based compensation awards under the 2014 Plan.

  Options under the 2006 Plan and 2014 Plan become exercisable over periods determined by the Board of Directors, generally in the range of three to five years.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  As of September 27, 2014, 39,251 options remain outstanding under Keurig, Incorporated 2005 Stock Option Plan assumed in the 2006 acquisition of Keurig, Incorporated as well as stock options related to two previous inducement grants of non-qualified options to two officers of the Company which were not subject to shareholder approval.

  Option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding at September 28, 2013	5,022,340	$18.30
Granted	386,309	$73.53
Exercised	(1,872,448)	$15.02
Forfeited/expired	(99,474)	$54.56

Outstanding at September 27, 2014	3,436,727	$25.24
Exercisable at September 27, 2014	2,541,149	$13.68

  The following table summarizes information about stock options that have vested and are expected to vest at September 27, 2014:

Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 27, 2014 (in thousands)
3,428,994	4.66	$25.15	$361,691

  The following table summarizes information about stock options exercisable at September 27, 2014:

Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 27, 2014 (in thousands)
2,541,149	3.40	$13.68	$297,200

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

  The intrinsic values of options exercised during fiscal years 2014, 2013 and 2012 were approximately $167.0 million, $165.5 million and $46.6 million, respectively. The Company's policy is to issue new shares upon exercise of stock options.

  The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  model with the following assumptions for grants issued during fiscal years 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Average expected life	5.5 years	6.0 years	6.0 years
Average volatility	74%	81%	69%
Dividend yield	1.30%	—%	—%
Risk-free interest rate	1.70%	1.02%	1.31%
Weighted average fair value	$42.38	$31.23	$30.10

  Restricted Stock Units and Other Awards

  The Company awards restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance stock units ("PSUs") to eligible employees ("Grantee") which entitle the Grantee to receive shares of the Company's common stock. RSUs and PSUs are awards denominated in units that are settled in shares of the Company's common stock upon vesting. RSAs are awards of common stock that are restricted until the shares vest. In general, RSUs and RSAs vest based on a Grantee's continuing employment. The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company's common stock on the grant date. Compensation expense for RSUs and RSAs is recognized ratably over a Grantee's service period. Compensation expense for PSUs is also recognized over a Grantee's service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved. The assessment of probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change. In addition, the Company has awarded deferred cash awards ("DCAs"), to Grantees which entitle a Grantee to receive cash paid over time upon vesting. The vesting of DCAs is conditioned on a Grantee's continuing employment. All awards are reserved for issuance under the 2006 Plan, and beginning with awards granted after March 6, 2014, the 2014 Plan. These awards vest over periods determined by the Board of Directors, generally in the range of three to four years for RSUs, RSAs and DCAs, and three years for PSUs.

  The following table summarizes the number and weighted average grant-date fair value of nonvested RSUs (amounts in thousands except grant date fair value and weighted average remaining contractual life):

	Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in Years)	Intrinsic Value (in Thousands)
Nonvested, September 28, 2013	221,502	$42.74	1.71	$16,586
Granted	259,507	$119.95
Vested	(56,781)	$61.04
Forfeited	(15,055)	$82.00

Nonvested, September 27, 2014	409,173	$86.50	3.26	$53,450

  As of September 27, 2014, total RSUs expected to vest totaled 406,521 shares with an intrinsic value of $53.1 million. The weighted average grant-date fair value of RSUs granted was $119.95 and $45.19 for fiscal 2014 and fiscal 2013, respectively.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  The total intrinsic value of RSUs converted to shares of common stock during fiscal 2014 and fiscal 2013 was $6.1 million and $2.2 million, respectively.

  The following table summarizes the number and weighted average grant-date fair value of nonvested PSUs based on the target award amounts in the PSU agreements as of September 27, 2014:

	Share Units	Weighted Average Grant-Date Fair Value
Outstanding on September 28, 2013	120,668	$41.10
Granted	84,232	$107.12
Forfeited	(9,118)	$86.87

Outstanding on September 27, 2014(1)	195,782	$67.38

(1)
The outstanding PSUs as of September 27, 2014, at the threshold award and maximum award levels were 172,313 and 297,689, respectively.

  The weighted average grant-date fair value of PSUs granted was $107.12 in fiscal 2014 compared to $41.28 in 2013. There were no PSUs converted to shares of common stock during fiscal 2014.

  In addition, during fiscal 2012 the Company issued a grant for 55,432 RSAs which vested in fiscal 2013 with a total intrinsic value of $2.7 million.

  Employee Stock Purchase Plan

  On March 6, 2014, the Company registered on Form S-8 shares pursuant to the 2014 Amended and Restated Employee Stock Purchase Plan ("2014 ESPP") which replaced the Amended and Restated Employee Stock Purchase Plan ("2008 ESPP"). Under both plans, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85 percent of the beginning or ending withholding period fair market value as defined in the plan. There were two six-month withholding periods in each fiscal year. As of September 27, 2014, rights to acquire 2,045,520 shares of common stock were available for issuance under the 2014 ESPP.

  The grant-date fair value of employees' purchase rights granted during fiscal years 2014, 2013 and 2012 under the Company's ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Average expected life	6 months	6 months	6 months
Average volatility	55%	86%	70%
Dividend yield	1.14%	—%	—%
Risk-free interest rate	0.06%	0.13%	0.90%
Weighted average fair value	$26.06	$14.38	$11.61

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  Stock-Based Compensation Expense

  Stock-based compensation expense recognized in the Consolidated Statements of Operations in fiscal years 2014, 2013, and 2012 (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Options	$13,029	$14,151	$12,595
RSUs/PSUs/RSAs	13,200	7,529	1,861
ESPP	4,444	4,401	3,412

Total stock-based compensation expense recognized in the Consolidated Statements of Operations	$30,673	$26,081	$17,868

Total related tax benefit	$12,005	$9,936	$6,004

  As of September 27, 2014, total unrecognized compensation cost related to all nonvested stock-based compensation arrangements was approximately $55.2 million net of estimated forfeitures. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 1.8 years at September 27, 2014.

16.   Employee Retirement Plans

  Defined Contribution Plans

  The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All regular full-time U.S. employees of the Company who are at least eighteen years of age and work a minimum of 36 hours per week are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 50% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan were $6.4 million, $5.2 million, and $4.4 million, for fiscal years 2014, 2013, and 2012, respectively.

  In conjunction with the Van Houtte acquisition, the Company also has several Canadian Group Registered Retirement Savings Plans ("GRRSP") and a Deferred Profit Sharing Plan ("DPSP"). Under these plans, employees can contribute a certain percentage of their salary and the Company can also make annual contributions to the plans. Company contributions to the Canadian plans were $1.5 million, $1.4 million and $1.0 million for fiscal years 2014, 2013, and 2012, respectively.

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

  For each of the years ended September 27, 2014 and September 28, 2013, the projected benefit obligation was $1.4 million and is classified in other long-term liabilities. Net periodic pension expense (income) was $0.2 million, $0.3 million and $(0.1) million for fiscal years 2014, 2013, and 2012, respectively.

17.   Deferred Compensation Plan

  The 2002 Deferred Compensation Plan, amended in December 2007 and June 2014, permits certain highly compensated officers and employees of the Company and non-employee directors to

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  defer eligible compensation payable for services rendered to the Company. On March 8, 2013, the Company registered on Form S-8 shares related to the 2002 Deferred Compensation Plan. Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the Deferred Compensation Plan. The Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. As of September 27, 2014, and September 28, 2013, 351,276 shares and 353,434 shares of Common Stock were available for future issuance under this Plan, respectively. During fiscal 2014, rights to acquire 2,158 shares of Common Stock were granted and vested, and 130 rights to shares of Common Stock were exercised. As of September 27, 2014 and September 28, 2013, rights to acquire 61,589 and 59,561 shares of Common Stock were outstanding under this plan.

18.   Accrued Expenses

  Accrued expenses consisted of the following (in thousands) as of:

	September 27, 2014	September 28, 2013
Accrued compensation costs	$101,734	$91,418
Accrued customer incentives and promotions	74,578	53,689
Accrued freight, fulfillment and transportation costs	30,108	21,941
Accrued legal and professional services	18,635	8,278
Warranty reserve	12,850	7,804
Other	67,772	59,297

	$305,677	$242,427

19.   Commitments and Contingencies

  Lease Commitments

  The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancellable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense, under all operating leases approximated $24.8 million, $23.1 million, and $25.1 million in fiscal years 2014, 2013, and 2012, respectively. The Company has subleases relating to certain of its operating leases. Sublease

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  income approximated $1.0 million, $1.1 million and $0.3 million for fiscal years 2014, 2013 and 2012, respectively.

  In addition, the Company leases a manufacturing facility which is accounted for as a capital lease. The initial term of the lease is 15 years with six additional renewal terms of five years each at the Company's option. The lease requires payment of a minimum annual rental and the Company is responsible for property taxes, insurance and operating expenses.

  In June 2012, the Company entered into an arrangement to lease approximately 425,000 square feet located in Burlington, Massachusetts; the building was completed in July 2014.

  Due to the Company's involvement in the Burlington, Massachusetts construction project, including its obligations to fund certain costs of construction exceeding amounts incurred by the lessor, the Company was deemed to be the owner of the project, which includes a pre-existing structure on the site, even though the Company is not the legal owner. Accordingly, total project costs incurred during construction were capitalized along with a corresponding financing obligation for the project costs that were incurred by the lessor. In addition, the Company capitalized the estimated fair value of the pre-existing structure of $4.1 million at the date construction commenced as construction-in-progress with a corresponding financing obligation. Upon completion of the project, the Company has continued involvement beyond a normal leaseback, and therefore has not recorded a sale or derecognized the assets. As a result, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remains on the Balance Sheet.

  As of September 27, 2014, future minimum lease payments under financing obligations, capital lease obligations and non-cancellable operating leases as well as minimum payments to be received under non-cancellable subleases are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases	Subleases	Financing Obligations
2015	$3,838	$15,856	$(939)	$8,828
2016	3,838	12,457	(783)	9,773
2017	3,838	9,867	(633)	9,773
2018	3,838	7,402	(585)	9,868
2019	3,838	3,736	(562)	9,956
Thereafter	27,820	26,736	(1,429)	105,833

Total	$47,010	$76,054	$(4,931)	$154,031

Less: amount representing interest	(14,886)

Present value of future minimum lease payments	$32,124

  The above table for financing obligations represents the portion of the future minimum lease payments which have been allocated to the facility in Burlington, Massachusetts and will be recognized as reductions to the financing obligation and as interest expense.

  Legal Proceedings

  On May 9, 2011, an organization named Council for Education and Research on Toxics ("CERT"), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182) against several companies, including the Company, that roast, package, or sell coffee in California. The Brad Barry complaint alleges that coffee contains the chemical acrylamide and

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65. Acrylamide is not added to coffee, but forms in trace amounts (parts per billion) as part of a chemical reaction that occurs in the coffee bean when it is roasted. Therefore it is present in all roasted coffee. To date, the Company is unaware of any reliable method for reducing acrylamide levels in coffee without adversely affecting the quality of the product. The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in "ready to drink" coffee sold in restaurants, convenience stores, and donut shops. (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759). The Company was not named in the Starbucks complaint. The Company has joined a joint defense group ("JDG") organized to address CERT's allegations, and the Company intends to vigorously defend against these allegations. The Court ordered the case phased for discovery and trial. Trial of the first phase of the case commenced on September 8, 2014 and was limited to three affirmative defenses shared by all defendants in both cases. Other affirmative defenses, plaintiff's prima facie case, and remedies are deferred for subsequent phases if Defendants do not prevail on the three Phase 1 defenses. Testimony in Phase 1 was completed on November 3, 2014. The Court has scheduled a hearing on evidentiary issues on December 3, 2014, after which the Court will set a schedule for submission of post-trial briefs and proposed findings of fact and conclusions of law. At this stage of the proceedings, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

  On January 24, 2012, Teashot, LLC ("Teashot") filed suit against the Company, Keurig and Starbucks Corp. ("Starbucks") in the United States District Court for the District of Colorado (Civil Action No. 12-cv-00189-WJM-KMT) for patent infringement related to the making, using, importing, selling and/or offering for sale of K-Cup® portion packs containing tea. The suit alleges that the Company, Keurig and Starbucks infringe a Teashot patent (U.S. Patent No. 5,895,672). Teashot seeks an injunction prohibiting the Company, Keurig and Starbucks from continued infringement, as well as money damages. Pursuant to the Company's Manufacturing, Sales and Distribution Agreement with Starbucks, the Company is defending and indemnifying Starbucks in connection with the suit. On May 24, 2013, the Company and Keurig, for themselves and Starbucks, filed a motion for summary judgment of non-infringement. On July 19, 2013, Teashot filed a motion for partial summary judgment on certain other, unrelated issues. On February 6, 2014, the district court granted the Company's motion for summary judgment and denied Teashot's motion. The court also awarded the Company its costs. On February 27, 2014, Teashot filed a notice of appeal with the United States Court of Appeals for the Federal Circuit seeking review of the District Court's decision. Oral argument was completed on November 3, 2014. At this time, the Company is unable to predict the outcome of this lawsuit, the potential loss or range of loss, if any, associated with the resolution of this lawsuit or any potential effect it may have on the Company or its operations.

  Securities and Exchange Commission ("SEC") Inquiry

  On October 16, 2014, the staff of the SEC's Division of Enforcement notified the Company that it had concluded its previously disclosed inquiry into matters at the Company without

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  recommending enforcement against the Company or any of its current or former employees.

  Stockholder Litigation

  One putative securities fraud class action is presently pending against the Company and certain of its officers and directors, along with two putative stockholder derivative actions. The pending putative securities fraud class action was filed on November 29, 2011. The first putative stockholder derivative action is a consolidated action pending in the United States District Court for the District of Vermont that consists of five separate putative stockholder derivative complaints, the first two were filed after the Company's disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively. The second putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County and was commenced following the Company's disclosure of the SEC inquiry on September 28, 2010.

  The putative securities fraud class action, captioned Louisiana Municipal Police Employees' Retirement System ("LAMPERS") v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs' amended complaint alleged violations of the federal securities laws in connection with the Company's disclosures relating to its revenues and its inventory accounting practices. The amended complaint sought class certification, compensatory damages, attorneys' fees, costs, and such other relief as the court should deem just and proper. Plaintiffs sought to represent all purchasers of the Company's securities between February 2, 2011 and November 9, 2011. The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") against the Company, certain of its officers and directors, and the Company's underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class. Competing applications were filed and the Court appointed Louisiana Municipal Police Employees' Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees' Retirement System, Employees' Retirement System of the Government of the Virgin Islands, and Public Employees' Retirement System of Mississippi as lead plaintiffs' counsel on April 27, 2012. Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012. Plaintiffs' amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company's underwriters in connection with the May 2011 secondary common stock offering. Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice. On January 21, 2014, plaintiffs filed a notice of intent to appeal the court's December 20, 2013 order to the United States Court of Appeals for the Second Circuit. Pursuant to a schedule entered by the appeals court, briefing on the appeal was completed on June 23, 2014. The Second Circuit has scheduled an oral argument for December 1, 2014. The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  agreement dated May 5, 2011 in regard to the claims asserted in this action.

  The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the now dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint, the LAMPERS action described above, and the now dismissed action captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs' counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants' motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action. On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice. On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv- 00042. On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint. The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors. The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney's fees, costs, and such other relief as the court should deem just and proper. On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action. On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013. On February 24, 2014, the court approved a further joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

    Antitrust Litigation

  On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Green Mountain Coffee Roasters, Inc. and Keurig, Inc. in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al., No. 1:14-cv-00905-VSB). The TreeHouse complaint asserts claims under the federal antitrust laws and various state laws, contending that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee portion packs, including through its contracts with suppliers and distributors and in connection with the launch of its next generation coffee brewer. The TreeHouse complaint seeks monetary damages, declaratory relief, injunctive relief, and attorneys' fees.

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

  Additionally, beginning on March 10, 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief have been filed on behalf of purported direct and indirect purchasers of the Company's products in various federal district courts. On June 3, 2014, the Judicial Panel on Multidistrict Litigation granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings. The actions are now pending before Judge Vernon S. Broderick in the Southern District of New York (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation, No. 1:14-md-02542-VSB).

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  On June 23, 2014, TreeHouse and JBR filed a joint motion to expedite discovery, which the Court granted in part and denied in part on July 23, 2014. On August 11, 2014, JBR filed a motion for a preliminary injunction, which the Company opposed. The Court held a hearing on September 3-4, 2014, and by order dated September 19, 2014, the Court denied JBR's motion for a preliminary injunction. On September 24, 2014, JBR filed a notice of appeal of the denial of the preliminary injunction. On October 28, 2014, JBR moved to expedite its appeal, and on November 7, 2014, the Company filed an opposition to JBR's motion for expedited treatment. A briefing schedule for the appeal has not yet been set.

  Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014. The Company filed motions to dismiss these complaints and the complaints in the TreeHouse and JBR actions on October 3, 2014. On October 27, 2014, all plaintiffs informed the Company of their decision to amend their complaints rather than oppose the Company's motions to dismiss. Plaintiffs' amended complaints are due November 25, 2014.

  On September 30, 2014, a statement of claim was filed against the Company and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P. ("Club Coffee"), a Canadian manufacturer of single-serve beverage packs, claiming damages of $600 million and asserting a breach of competition law and false and misleading statements by the Company. On October 21, 2014, Club Coffee filed an amended statement of claim against the Company and Keurig Canada, Inc. claiming the same amount of damages as in the original statement of claim and asserting essentially the same breaches of competition law and false and misleading statements by the Company.

  The Company intends to vigorously defend all of the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

    Product Liability

  In November 2014, the Company informed the U.S. Consumer Product Safety Commission and Health Canada that it identified a potential issue involving certain Keurig MINI Plus (non-reservoir) brewers (K10 and B31 models), where on very rare occasions, hot liquid could escape the brewer. As a result, the Company has recorded a net charge in fiscal 2014 of approximately $10.0 million in its statement of operations. This represents the Company's current best estimate, based on a number of assumptions, of the cost to remediate this issue and related expenses. Included in this charge is the recovery that the Company expects to receive from its insurance carriers where the Company has a legally enforceable contract that stipulates the terms of the insurance coverage and where the terms are not in or expected to be in dispute. Such charge is based on estimates, and therefore, the Company's ultimate liability and recovery may exceed or be less than the amounts recorded. Based on current information known to the Company, the Company believes that this issue will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

20.   Related Party Transactions

  The Company, from time to time, used travel services provided by Heritage Flight, a charter air services company acquired in September 2002 by Robert P. Stiller, who previously served on the Company's Board of Directors and who is a security holder of

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  more than 5% of the Company's Common Stock. For fiscal years 2014, 2013 and 2012 the Company incurred expenses of $0.0 million, $0.2 million, and $0.7 million, respectively, for Heritage Flight travel services.

21.   Earnings Per Share

  The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Numerator for basic and diluted earnings per share:
Net income attributable to Keurig	$596,518	$483,232	$362,628

Denominator:
Basic weighted average shares outstanding	157,085,574	149,638,636	154,933,948
Effect of dilutive securities—stock options	2,482,768	3,162,857	4,141,698

Diluted weighted average shares outstanding	159,568,342	152,801,493	159,075,646

Basic net income per common share	$3.80	$3.23	$2.34
Diluted net income per common share	$3.74	$3.16	$2.28

  For the fiscal years 2014, 2013, and 2012, 277,000, 822,000, and 763,000 equity-based awards for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

22.   Unaudited Quarterly Financial Data

  The following table presents the quarterly information for fiscal 2014 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2014	December 28, 2013	March 29, 2014	June 28, 2014	September 27, 2014
Net sales	$1,386,670	$1,103,072	$1,022,371	$1,195,567
Gross profit	$464,047	$457,432	$444,592	$449,789
Net income attributable to Keurig	$138,227	$162,084	$155,151	$141,056
Earnings per share:
Basic	$0.93	$1.05	$0.95	$0.87
Diluted	$0.91	$1.03	$0.94	$0.86
Dividends paid per share	$—	$0.25	$0.25	$0.25

  The following table presents the quarterly information for fiscal 2013 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2013	December 29, 2012	March 30, 2013	June 29, 2013	September 28, 2013
Net sales	$1,339,059	$1,004,792	$967,072	$1,047,177
Gross profit	$419,163	$415,146	$407,618	$377,459
Net income attributable to Keurig	$107,583	$132,421	$116,272	$126,956
Earnings per share:
Basic	$0.72	$0.89	$0.78	$0.84
Diluted	$0.70	$0.87	$0.76	$0.83
Dividends paid per share	$—	$—	$—	$—

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements—(Continued)

  The following table presents the quarterly information for fiscal 2012 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks, except the fiscal quarter ended September 29, 2012 which is comprised of 14 weeks.

Fiscal 2012	December 24, 2011	March 24, 2012	June 23, 2012	September 29, 2012
Net sales	$1,158,216	$885,052	$869,194	$946,736
Gross profit	$336,604	$313,038	$303,311	$316,446
Net income attributable to Keurig	$104,414	$93,031	$73,296	$91,887
Earnings per share:
Basic	$0.67	$0.60	$0.47	$0.59
Diluted	$0.66	$0.58	$0.46	$0.58
Dividends paid per share	$—	$—	$—	$—

Schedule II—Valuation and Qualifying Accounts
For the Fiscal Years Ended
September 27, 2014, September 28, 2013, and September 29, 2012
(Dollars in thousands)

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2014	$2,886	$—	$1,782	$1,398	$3,270
Fiscal 2013	$2,750	$—	$689	$553	$2,886
Fiscal 2012	$3,404	$(299)	$3,197	$3,552	$2,750

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Sales returns reserve:
Fiscal 2014	$30,754	$—	$114,057	$81,961	$62,850
Fiscal 2013	$31,767	$—	$79,747	$80,760	$30,754
Fiscal 2012	$18,302	$—	$107,436	$93,971	$31,767

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Warranty reserve(1):
Fiscal 2014	$7,804	$—	$24,158	$19,112	$12,850
Fiscal 2013	$20,218	$—	$6,948	$19,362	$7,804
Fiscal 2012	$14,728	$—	$37,390	$31,900	$20,218

(1)
Includes warranty recoveries from suppliers of $1.8 million, $0.8 million and $8.3 million for fiscal 2014, 2013, and 2012 respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of fiscal 2014, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon that evaluation, management concluded we maintained effective internal controls over financial reporting as of September 27, 2014 based on the criteria established in Internal Control—Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of September 27, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Except for the information regarding the Company's executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on January 29, 2015, which will be filed not later than 120 days after the close of our fiscal year ended September 27, 2014 (the "Definitive Proxy Statement").

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
3.1.2	Certificate of Amendment to Restated Certificate of Incorporation, dated March 6, 2014 (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on March 10, 2014).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008).
3.2.1	Amendment to the Amended and Restated Bylaws of the Company, dated March 7, 2014. (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on March 10, 2014).
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
10.5	2000 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.105 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*
10.6	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Plan. (incorporated by reference to Exhibit 10.6 in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

Exhibit No.	Exhibit Title
10.6.1	Amendment to Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Plan. (incorporated by reference to Exhibit 10.6.1 in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009).
10.7	Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
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

Exhibit No.	Exhibit Title
10.14	Keurig, Incorporated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on June 22, 2006).*
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

Exhibit No.	Exhibit Title
10.27	Registration Rights Agreement dated September 28, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated by reference to Exhibit 10.29 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).
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
10.41
Transition Agreement between Green Mountain Coffee Roasters, Inc. and Howard Malovany, dated December 13, 2012 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended December 29, 2012).*
10.42
Amendment No. 1 to Green Mountain Coffee Roasters, Inc. 2008 Change-in-Control Severance Benefit Plan (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*
10.43
Transition Agreement between Green Mountain Coffee Roasters, Inc., and Scott McCreary, dated May 23, 2013 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2013).* .
10.44
Consultancy Agreement between Green Mountain Coffee Roasters, Inc., and Robert Stiller, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2013).*
10.45
Consultancy Agreement between Green Mountain Coffee Roasters, Inc., and Larry Blanford, dated June 19, 2013 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2013).*
10.46
Transition Agreement between Green Mountain Coffee Roasters, Inc. and Michelle Stacy, dated August 21, 2013. (incorporated by reference to Exhibit 10.46 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2013).*
10.47
Offer Letter between Green Mountain Coffee Roasters, Inc. and Robert P. Ostryniec, dated August 4, 2013 (incorporated by reference to Exhibit 10.47 in the Annual Report on Form 10-K for the fiscal year ended September 28, 2013).*
10.48
Letter Agreement between Green Mountain Coffee Roasters, Inc., and Gerard Geoffrion, dated October 10, 2013 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended December 28, 2013).
10.49
Second Amendment to the Keurig Green Mountain, Inc. 2002 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2014).*
10.50
Amendment to Consulting Agreement between Keurig Green Mountain, Inc. and Robert P. Stiller, dated June 14, 2014 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2014).*
10.51	Keurig Green Mountain 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10-1 to the Company's Form S-8 filed on March 6 2014).*

(a) Form of Performance Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form S-8 filed on March 6, 2014).*

Exhibit No.	Exhibit Title
(b) Form of Director Restricted Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company's Form S-8 filed on March 6, 2014).*

(c) Form of Executive Restricted Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Form S-8 filed on March 6, 2014).*

(d) Form of Executive Stock Option Agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company's Form S-8 filed on March 6, 2014).*
10.52	Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the Company's Form S-8 filed on March 6, 2014).*

(a) Form of Participation Agreement for Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.7 to the Company's Form S-8 filed on March 6, 2014).*
10.53	Second Amendment to Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan, dated September 11, 2014.*
10.54
Common Stock Purchase Agreement, dated as of February 5, 2014, by and between Green Mountain Coffee Roasters, Inc. and Atlantic Industries (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on February 5, 2014).
10.55
Common Stock Purchase Agreement, dated as of March 28, 2014, by and between Keurig Green Mountain, Inc. and Luigi Lavazza S.p.A. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on March 31, 2014).
10.56	Keurig Green Mountain Non-Qualified Plan.*
21	Subsidiary List.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Title
101	The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

*
Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

By:	/s/ Frances G. Rathke FRANCES G. RATHKE Chief Financial Officer and Treasurer Date: November 19, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian P. Kelley BRIAN P. KELLEY	President, Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2014
/s/ Frances G. Rathke FRANCES G. RATHKE	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 19, 2014
/s/ Stephen L. Gibbs STEPHEN L. GIBBS	Chief Accounting Officer (Principal Accounting Officer)	November 19, 2014
/s/ Norman H. Wesley NORMAN H. WESLEY	Chairman of the Board of Directors	November 19, 2014
/s/ Barbara Carlini BARBARA CARLINI	Director	November 19, 2014
/s/ Jules A. del Vecchio JULES A. DEL VECCHIO	Director	November 19, 2014
/s/ John D. Hayes JOHN D. HAYES	Director	November 19, 2014
/s/ José Octavio Reyes Lagunes JOSÉ O. LAGUNES	Director	November 19, 2014
/s/ A.D. David Mackay A.D. DAVID MACKAY	Director	November 19, 2014
/s/ Michael J. Mardy MICHAEL J. MARDY	Director	November 19, 2014
/s/ Hinda Miller HINDA MILLER	Director	November 19, 2014
/s/ David E. Moran DAVID E. MORAN	Director	November 19, 2014
/s/ Susan Saltzbart Kilsby SUSAN SALTZBART KILSBY	Director	November 19, 2014
/s/ Robert A. Steele ROBERT A. STEELE	Director	November 19, 2014