Form 10-Q
period 2014-12-27
KEURIG GREEN MOUNTAIN, INC.
filed 2015-02-04
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 27, 2014

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

As of January 29, 2015, 161,675,100 shares of common stock of the registrant were outstanding.

KEURIG GREEN MOUNTAIN, INC.

Form 10-Q

For the Thirteen Weeks Ended December 27, 2014

Part I.  Financial Information

Item 1.  Financial Statements

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 27, 2014	September 27, 2014
Assets
Current assets:
Cash and cash equivalents	$506,359	$761,214
Restricted cash and cash equivalents	30,177	378
Short-term investment	100,000	100,000
Receivables, less uncollectible accounts and return allowances of $76,265 and $66,120 at December 27, 2014 and September 27, 2014, respectively	643,029	621,451
Inventories	780,794	835,167
Income taxes receivable	42,780	—
Other current assets	75,290	69,272
Deferred income taxes, net	52,388	58,038
Total current assets	2,230,817	2,445,520

Fixed assets, net	1,222,569	1,171,425
Intangibles, net	344,856	365,444
Goodwill	957,771	755,895
Deferred income taxes, net	129	131
Other long-term assets	19,723	58,892

Total assets	$4,775,865	$4,797,307

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$20,624	$19,077
Current portion of capital lease and financing obligations	2,916	2,226
Accounts payable	396,667	411,107
Accrued expenses	326,337	305,677
Income tax payable	—	53,586
Dividend payable	46,594	40,580
Deferred income taxes, net	362	340
Other current liabilities	11,938	10,395
Total current liabilities	805,438	842,988

Long-term debt, less current portion	134,637	140,937
Capital lease and financing obligations, less current portion	116,440	116,240
Deferred income taxes, net	193,312	202,936
Other long-term liabilities	52,828	23,085

Commitments and contingencies

Redeemable noncontrolling interests	11,666	12,440

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 162,066,179 and 162,318,246 shares at December 27, 2014 and September 27, 2014, respectively	16,207	16,232
Additional paid-in capital	1,753,913	1,808,881
Retained earnings	1,775,832	1,687,619
Accumulated other comprehensive loss	(84,408)	(54,051)
Total stockholders’ equity	3,461,544	3,458,681

Total liabilities and stockholders’ equity	$4,775,865	$4,797,307

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Net sales	$1,386,358	$1,386,670
Cost of sales	922,236	922,623
Gross profit	464,122	464,047

Selling and operating expenses	176,522	168,215
General and administrative expenses	71,673	69,206
Operating income	215,927	226,626

Other income, net	181	429
Gain on financial instruments, net	3,345	4,561
Loss on foreign currency, net	(9,071)	(10,550)
Interest expense	(1,087)	(2,620)
Income before income taxes	209,295	218,446

Income tax expense	(74,616)	(79,971)
Net income	$134,679	$138,475

Net income attributable to noncontrolling interests	100	248

Net income attributable to Keurig	$134,579	$138,227

Net income attributable to Keurig per common share:
Basic	$0.83	$0.93
Diluted	$0.82	$0.91

Cash dividends declared per common share	$0.2875	$0.25

Weighted-average common shares outstanding:
Basic	162,181,332	149,162,600
Diluted	164,075,038	151,581,897

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	December 27, 2014			December 28, 2013
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$134,679			$138,475
Other comprehensive income (loss):
Cash flow hedges:
Unrealized losses arising during the period	$(406)	$174	$(232)	$(631)	$280	$(351)
(Gains) losses reclassified to net income	(565)	236	(329)	275	(102)	173
Foreign currency translation adjustments	(30,299)	—	(30,299)	(25,496)	—	(25,496)
Other comprehensive loss	$(31,270)	$410	$(30,860)	$(25,852)	$178	$(25,674)
Total comprehensive income			103,819			112,801
Total comprehensive loss attributable to noncontrolling interests			(404)			(358)
Total comprehensive income attributable to Keurig			$104,223			$113,159

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended December 27, 2014

(Dollars in thousands)

	Common stock		Additional paid-	Retained	Accumulated other comprehensive	Stockholders’
	Shares	Amount	in capital	earnings	loss	equity
Balance at September 27, 2014	162,318,246	$16,232	$1,808,881	$1,687,619	$(54,051)	$3,458,681
Options exercised	179,269	18	3,152	—	—	3,170
Restricted stock awards and units	154,372	15	(15)	—	—	—
Repurchase of common stock	(585,708)	(58)	(80,840)	—	—	(80,898)
Stock compensation expense	—	—	10,391	—	—	10,391
Tax benefit from equity-based compensation plans	—	—	12,328	—	—	12,328
Deferred compensation expense	—	—	16	—	—	16
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	228	—	228
Other comprehensive loss, net of tax	—	—	—	—	(30,357)	(30,357)
Net income attributable to Keurig	—	—	—	134,579	—	134,579
Cash dividends declared	—	—	—	(46,594)	—	(46,594)
Balance at December 27, 2014	162,066,179	$16,207	$1,753,913	$1,775,832	$(84,408)	$3,461,544

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen	Thirteen
	weeks ended	weeks ended
	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income	$134,679	$138,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	51,049	47,996
Amortization of intangibles	10,110	11,152
Amortization of deferred financing fees	1,413	1,413
Unrealized loss on foreign currency, net	8,981	11,932
Loss (gain) on disposal of fixed assets	217	(983)
Provision for doubtful accounts	2,479	862
Provision for sales returns	42,856	38,237
Gain on derivatives, net	(3,462)	(6,830)
Excess tax benefits from equity-based compensation plans	(12,324)	(4,509)
Deferred income taxes	3	(33)
Deferred compensation and stock compensation	10,407	7,087
Other	617	(225)
Changes in assets and liabilities:
Receivables	(69,245)	(99,310)
Inventories	51,001	205,602
Income tax receivable/payable, net	(84,205)	1,185
Other current assets	(3,654)	(3,443)
Other long-term assets, net	1,297	(86)
Accounts payable and accrued expenses	(3,912)	(71,430)
Other current liabilities	(24,498)	(5,094)
Other long-term liabilities	28,599	678
Net cash provided by operating activities	142,408	272,676

Cash flows from investing activities:
Change in restricted cash	(158)	(537)
Acquisition, net of cash acquired	(180,698)	—
Capital expenditures for fixed assets	(100,303)	(60,822)
Other investing activities	(1,273)	770
Net cash used in investing activities	(282,432)	(60,589)

Cash flows from financing activities:
Proceeds from issuance of common stock under compensation plans	3,170	1,683
Repurchase of common stock	(80,898)	(122,464)
Excess tax benefits from equity-based compensation plans	12,324	4,509
Payments on capital lease and financing obligations	(853)	(462)
Repayment of long-term debt	(4,690)	(3,154)
Dividends paid	(40,580)	—
Other financing activities	(140)	26
Net cash used in financing activities	(111,667)	(119,862)

Effect of exchange rate changes on cash and cash equivalents	(3,164)	(3,652)

Net (decrease) increase in cash and cash equivalents	(254,855)	88,573
Cash and cash equivalents at beginning of period	761,214	260,092
Cash and cash equivalents at end of period	$506,359	$348,665

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$68,292	$21,112
Dividends declared not paid at the end of each period	$46,594	$37,188
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$375	$12,148

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

The September 27, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  For further information, refer to the consolidated financial statements and the footnotes included in Keurig Green Mountain’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014.  Throughout this presentation, we refer to the consolidated company as the “Company” or “Keurig” and, unless otherwise noted, the information provided is on a consolidated basis.

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

The Domestic segment sells brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup®, Vue®, Rivo®, K-Carafe™ and Bolt™ packs (“portion packs”) and coffee in more traditional packaging including bags and fractional packs to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through the Company’s website.  Substantially all of the Domestic segment’s distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the At Home (“AH”) channel.  The Domestic segment also earns royalty income from portion packs sold by a third-party licensed roaster.

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

The following tables summarize selected financial data for segment disclosures for the thirteen weeks ended December 27, 2014 and December 28, 2013:

	Thirteen weeks ended December 27, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$1,215,458	$170,900	$—	$1,386,358

Operating income (loss)	$236,601	$21,588	$(42,262)	$215,927

Depreciation and amortization	$44,586	$13,859	$2,714	$61,159

Stock compensation	$5,831	$723	$3,837	$10,391

	Thirteen weeks ended December 28, 2013
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$1,191,866	$194,804	$—	$1,386,670

Operating income (loss)	$232,800	$31,973	$(38,147)	$226,626

Depreciation and amortization	$40,126	$16,688	$2,334	$59,148

Stock compensation	$3,706	$1,030	$2,346	$7,082

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Operating income	$215,927	$226,626
Other income, net	181	429
Gain on financial instruments, net	3,345	4,561
Loss on foreign currency, net	(9,071)	(10,550)
Interest expense	(1,087)	(2,620)
Income before income taxes	$209,295	$218,446

3.              Inventories

Inventories consisted of the following (in thousands) as of:

	December 27, 2014	September 27, 2014
Raw materials and supplies	$202,504	$169,858
Finished goods	578,290	665,309
	$780,794	$835,167

At December 27, 2014, the Company had approximately $375.1 million in green coffee purchase commitments, of which approximately 87% had a fixed price.  These commitments primarily extend through fiscal 2016.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.75 per pound at December 27, 2014.  In addition to its green coffee commitments, the Company had approximately $103.8 million in fixed price brewer and related accessory purchase commitments and $1,129.0 million in production raw material commitments at December 27, 2014.  The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of December 27, 2014, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations(1)
Remainder of 2015	$612,262
2016	269,691
2017	262,952
2018	277,095
2019	120,123
Thereafter	65,762
$1,607,885

(1)         Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

4.              Acquisition

On December 18, 2014, the Company, through its wholly owned subsidiary Keurig International S.à.r.l., acquired all of the outstanding equity of MDS Global Holding p.l.c. (“Bevyz”), a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired.  The Company will utilize Bevyz’s complementary and unique technology and research and development capabilities in its own beverage platforms and products.

Prior to the acquisition, the Company owned approximately 15% of the outstanding equity of Bevyz.  As of December 27, 2014, the Company had not completed its valuation of fair value of the business acquired and the acquisition date fair value of the Company’s previously held equity interest in Bevyz.  As a result, for the fiscal quarter ended December 27, 2014, no gain or loss was recognized on the Company’s previously held equity interest.  No amounts were allocated to identifiable intangible assets or favorable or unfavorable contracts for purposes of the preliminary allocation.  The Company currently anticipates finalizing its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, in the second quarter of fiscal 2015.

The following summarizes the preliminary allocation as recorded as of December 27, 2014 (in thousands):

Accounts receivable	$218
Inventories	743
Other current assets	504
Fixed assets	2,370
Other long-term assets	247
Goodwill	220,468
Accounts payable and accrued expenses	(5,911)
Capital lease obligation	(763)
Other long-term liabilities	(1,273)
Total estimated fair value net assets acquired	216,603
Less previously held equity interest in Bevyz	(35,905)
Total cash paid, net of cash acquired	$180,698

Acquisition costs of $1.5 million were expensed as incurred and recognized in general and administrative expenses in the accompanying Unaudited Consolidated Statements of Operations.  Approximately $28.8 million of the purchase price was held in escrow at December 27, 2014 and is included in restricted cash and other long-term liabilities.  The revenue and earnings of Bevyz since acquisition and the proforma financial statements are immaterial.  For information on the assignment of goodwill to our operating segments, see Note 6, Goodwill and Intangible Assets.

5.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	December 27, 2014	September 27, 2014
Production equipment	1-15	$787,530	$779,850
Coffee service equipment	3-7	59,508	61,029
Computer equipment and software	1-10	244,980	177,878
Land	Indefinite	12,576	12,767
Building and building improvements	4-30	248,908	238,945
Furniture and fixtures	1-15	37,863	36,899
Vehicles	4-5	12,467	13,032
Leasehold improvements	1-20 or remaining life of lease, whichever is less	96,752	95,373
Assets acquired under capital leases	5-15	42,073	41,200
Construction-in-progress		315,744	308,976
Total fixed assets		$1,858,401	$1,765,949
Accumulated depreciation and amortization		(635,832)	(594,524)
		$1,222,569	$1,171,425

Assets acquired under capital leases, net of accumulated amortization, were $34.3 million and $34.1 million at December 27, 2014 and September 27, 2014, respectively.

Total depreciation and amortization expense relating to all fixed assets was $51.0 million and $48.0 million for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively.

6.              Goodwill and Intangible Assets

The following represented the change in the carrying amount of goodwill by segment for the thirteen weeks ended December 27, 2014 (in thousands):

	Domestic	Canada	Total
Balance at September 27, 2014	$369,353	$386,542	$755,895
Foreign currency effect	(2,894)	(15,698)	(18,592)
Acquisition of Bevyz (see Note 4, Acquisition)	220,468	—	220,468
Balance at December 27, 2014	$586,927	$370,844	$957,771

Indefinite-lived intangible assets included in the Canada segment consisted of the following (in thousands) as of:

	December 27, 2014	September 27, 2014
Trade names	$86,592	$90,257

Intangible Assets Subject to Amortization

Definite-lived intangible assets included in the Domestic segment and Canada segment consisted of the following (in thousands) as of:

		December 27, 2014		September 27, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-10	$16,490	$(14,122)	$16,501	$(13,713)
Customer and roaster agreements	8-11	8,717	(5,410)	8,939	(5,303)
Customer relationships	2-16	378,502	(145,427)	390,563	(141,163)
Trade names	9-11	36,679	(17,165)	35,911	(16,548)
Total		$440,388	$(182,124)	$451,914	$(176,727)

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $10.1 million and $11.2 million for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2015, for each of the next five years and thereafter, is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2015	$29,716
2016	38,898
2017	37,502
2018	37,502
2019	37,402
2020	33,299
Thereafter	43,945

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

The changes in the carrying amount of product warranties for the thirteen weeks ended December 27, 2014 and December 28, 2013 are as follows (in thousands):

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Balance, beginning of period	$12,850	$7,804
Provision related to current period	14,166	10,230
Change in estimate	—	(58)
Usage	(7,336)	(5,185)
Balance, end of period	$19,680	$12,791

For the thirteen weeks ended December 27, 2014 and December 28, 2013, the Company recorded recoveries of $0.2 million and $0.5 million, respectively.  The recoveries are under agreements with suppliers and are recorded as a reduction of warranty expense.  The recoveries are not reflected in the provision charged to income in the table above.

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

The changes in the temporary equity attributable to the redeemable NCI for the thirteen weeks ended December 27, 2014 are as follows (in thousands):

Equity attributable to redeemable noncontrolling interest
Balance at September 27, 2014	$12,440
Net income	100
Adjustment to redemption value	(228)
Cash distributions	(141)
Other comprehensive loss	(505)
Balance at December 27, 2014	$11,666

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At December 27, 2014, the Company had approximately one year remaining on a CDN $90.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen weeks ended December 27, 2014 and for the thirteen weeks ended December 28, 2013 was $0.3 million and $0.4 million, respectively.

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

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	December 27, 2014	September 27, 2014	Balance Sheet Classification
Derivatives designated as cash flow hedges:
Interest rate swaps	$(2,682)	$(3,371)	Other current liabilities
Coffee futures	—	3,437	Other current assets
Coffee futures	(701)	—	Other current liabilities
Foreign currency forward contracts	130	108	Other current assets
	$(3,253)	$174

Derivatives not designated as hedges:
Cross currency swap	$9,296	$5,951	Other current assets
	$9,296	$5,951

Total	$6,043	$6,125

Offsetting

Generally, all of the Company’s derivative instruments are subject to a master netting arrangement under which either party may offset amounts if the payment amounts are for the same transaction and in the same currency.  By election, the parties may agree to net other transactions.  In addition, the arrangements provide for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of the contract.  The Company’s policy is to net all derivative assets and liabilities in the accompanying Unaudited Consolidated Balance Sheets when allowable by U.S. GAAP.

Additionally, the Company has elected to include all derivative assets and liabilities, including those not subject to a master netting arrangement, in the following offsetting tables.

Offsetting of financial assets and derivative assets as of December 27, 2014 and September 27, 2014 is as follows (in thousands):

Gross amounts not offset in the
		Gross amounts	Net amount of	Unaudited Consolidated Balance
	Gross	offset in the	assets presented	Sheet
	amounts of	Unaudited	in the Unaudited		Cash
	recognized	Consolidated	Consolidated	Financial	collateral
	assets	Balance Sheet	Balance Sheet	instruments	received	Net amount
Derivative assets, as of December 27, 2014	$9,426	$—	$9,426	$—	$—	$9,426
Derivative assets, as of September 27, 2014	9,830	(334)	9,496	—	—	9,496

Offsetting of financial liabilities and derivative liabilities as of December 27, 2014 and September 27, 2014 is as follows (in thousands):

			Net amount of	Gross amounts not offset in the
		Gross amounts	liabilities	Unaudited Consolidated
	Gross	offset in the	presented in the	Balance Sheet
	amounts of	Unaudited	Unaudited		Cash
	recognized	Consolidated	Consolidated	Financial	collateral
	liabilities	Balance Sheet	Balance Sheet	instruments	pledged	Net amount
Derivative liabilities, as of December 27, 2014	$3,383	$—	$3,383	$—	$—	$3,383
Derivative liabilities, as of September 27, 2014	3,705	(334)	3,371	—	—	3,371

The following table summarizes the amount of unrealized gain (loss), gross of tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Cash Flow Hedges:
Interest rate swaps	$689	$574
Coffee futures	(1,172)	(1,400)
Foreign currency forward contracts	77	195
Total	$(406)	$(631)

The following table summarizes the amount of gains (losses), gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Location of Gains
	December 27, 2014	December 28, 2013	(Losses) Reclassified from OCI into Income
Coffee futures	$624	$(206)	Cost of sales
Foreign currency forward contracts	(59)	(44)	Cost of sales
Foreign currency forward contracts	—	(25)	Loss on foreign currency, net
Total	$565	$(275)

The Company expects to reclassify $9.9 million of net gains, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

See Note 12, Stockholders’ Equity, for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

Net (losses) gains on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Thirteen weeks ended		Location of net (loss) gain in
	December 27, 2014	December 28, 2013	Unaudited Consolidated Statements of Operations
Net gain on cross currency swap	$3,345	$4,561	Gain on financial instruments, net
Net gain on coffee futures	—	2,125	Cost of sales
Total	$3,345	$6,686

In addition, for the thirteen weeks ended December 27, 2014, the Company recognized $0.1 million in net losses as a cost of sale representing the ineffective portion on coffee futures designated as cash flow hedges.  No amounts were recognized for the thirteen weeks ended December 28, 2013 for ineffectiveness.

10.       Fair Value Measurements

The Company measures fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date.  The hierarchy established by the Financial Accounting Standards Board (“FASB”) prioritizes fair value measurements based on the types of inputs used in the valuation technique.  The inputs are categorized into the following levels:

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

The following table summarizes the fair values and the levels used in fair value measurements as of December 27, 2014 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(2,682)	$—
Cross currency swap	—	9,296	—
Coffee futures	—	(701)	—
Foreign currency forward contracts	—	130	—
Total	$—	$6,043	$—

The following table summarizes the fair values and the levels used in fair value measurements as of September 27, 2014 for the Company’s financial liabilities (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(3,371)	$—
Cross currency swap	—	5,951	—
Coffee futures	—	3,437	—
Forward currency forward contracts	—	108	—
Total	$—	$6,125	$—

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

As of December 27, 2014, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $155.3 million and $160.0 million as of December 27, 2014 and September 27, 2014, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

Long-Term Investment

The Company had a long-term investment of approximately $35.9 million included in other long-term assets in the accompanying Unaudited Consolidated Balance Sheet as of September 27, 2014, that was not publicly traded.  This investment was carried at cost and reviewed quarterly for indicators of other-than-temporary impairment.  During the first quarter of fiscal 2015, the Company acquired the remaining equity interests of this investment.  See Note 4, Acquisition.

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

As of December 27, 2014, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon earnings history, the Company concluded that it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration, but that the capital loss carryforward will not.  The Company has recorded a valuation allowance against the entire deferred tax asset balance for the capital loss carryforward.

As of each of the periods ending December 27, 2014 and September 27, 2014, the total amount of unrecognized tax benefits was $14.8 million.  The amount of unrecognized tax benefits at December 27, 2014 that would impact the effective tax rate if resolved in favor of the Company is $14.8 million.  As a result of prior acquisitions, the Company is indemnified for $7.2 million of the total reserve balance, and the indemnification is capped at $47.4 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications have expiration dates through June 2016.

As of December 27, 2014 and September 27, 2014, accrued interest and penalties of $2.3 million and $2.4 million, respectively, were included in the Unaudited Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  The Company released $1.0 million of unrecognized tax benefits in the current quarter of fiscal 2015 and expects to release an additional $7.8 million over the next twelve months due to the expiration of the statute of limitations.

In the normal course of business, the Company is subject to tax examinations by taxing authorities both inside and outside of the United States.  The Company is generally not subject to examination with respect to returns filed for fiscal years prior to 2010.

12.       Stockholders’ Equity

Stock Repurchase Program

At various times during fiscal 2012, 2013, and 2014, Keurig’s Board of Directors authorized the Company to repurchase a total of $2.5 billion of the Company’s common stock.

Under its existing repurchase programs, on February 28, 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”).  The ASR allows the Company to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, the Company agreed to purchase $700.0 million of its common stock, in total, with an initial delivery to the Company of 4,340,508 shares (“Initial Shares”) of the Company’s common stock by the Bank.  The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $700.0 million.  The repurchased shares were retired and returned to an unissued status.  The par value of the repurchased shares of $0.4 million was deducted from common stock and the excess repurchase price over the par value of $489.6 million was deducted from additional paid-in capital.  The remainder of the total purchase price of $210.0 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital.  Final settlement of the ASR will occur no later than February 27, 2015 at the Bank’s discretion.  Upon settlement of the ASR, the total shares repurchased by the Company will be determined based on a share price equal to the daily volume weighted-average price (“VWAP”) of the Company’s common stock during the term of the ASR, less a fixed per share discount amount.  At settlement, the Bank will deliver additional shares to the Company in the event total shares are greater than the 4,340,508 shares initially delivered, and the Company will issue additional shares to the Bank in the event total shares are less than the shares initially delivered.  The receipt or issuance of additional shares will result in a reclassification between additional paid-in capital and common stock equal to the par value of the additional shares received or issued.  The number of shares that may be required to be issued by the Company to the Bank is limited to 10.0 million shares under the ASR.

The Company reflected the unsettled portion of the ASR ($210.0 million) as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

As of December 27, 2014, based on the VWAP of the Company’s common stock for the period February 28, 2014 through December 27, 2014, settlement of the ASR would have resulted in 1.5 million additional shares delivered by the Bank to the Company.

An aggregate amount of $1,101.9 million remained authorized for common stock repurchase as of December 27, 2014.

Summary of share repurchase activity:

	Thirteen weeks ended
	December 27, 2014	Fiscal 2014(1)
Number of shares acquired	585,708	8,138,592
Average price per share of acquired shares	$138.12	$103.51
Total cost of acquired shares (in thousands)	$80,898	$1,052,430

(1)Number of shares acquired and average price per share reflect Initial Shares at then current market price, subject to change pending final settlement, and total cost of acquired shares includes total purchase price of $700.0 million under the ASR.

Accumulated Other Comprehensive Income (Loss)

The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands) for the thirteen weeks ended December 27, 2014:

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2014	$8,952	$(63,003)	$(54,051)
Other comprehensive loss, before reclassifications	(232)	(29,794)	(30,026)
Amounts reclassified from accumulated other comprehensive income (loss)	(329)	—	(329)
Foreign currency exchange impact on cash flow hedges	(2)	—	(2)
Net current period other comprehensive loss	(563)	(29,794)	(30,357)
Balance at December 27, 2014	$8,389	$(92,797)	$(84,408)

The unfavorable translation adjustment change during the thirteen weeks ended December 27, 2014 was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  See also Note 9, Derivative Financial Instruments.

Common Stock Dividends

During the first quarter of fiscal 2015, the Company declared a quarterly dividend of $0.2875 per common share, or $46.6 million in the aggregate, payable on February 12, 2015 to shareholders of record on January 13, 2015.  During the thirteen weeks ended December 27, 2014, the Company paid dividends of approximately $40.6 million.

On January 30, 2015, the Company’s Board of Directors declared the Company’s next regular quarterly cash dividend of $0.2875 per common share, payable on April 30, 2015, to shareholders of record as of the close of business on March 31, 2015.

13.       Compensation Plans

Stock Options

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the thirteen weeks ended December 27, 2014 and December 28, 2013:

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Average expected life	5.5 years	5.5 years
Average volatility	57%	75%
Dividend yield	0.83%	1.33%
Risk-free interest rate	1.62%	1.69%
Weighted average fair value	$67.11	$40.98

Restricted Stock Units, Performance Stock Units and Other Awards

The Company awards restricted stock units (“RSUs”) and performance stock units (“PSUs”) to eligible employees (each, a “Grantee”) which entitle a Grantee to receive shares of the Company’s common stock.  RSUs and PSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting.  In general, RSUs vest over a period of three or four years based on a Grantee’s continuing employment.  The vesting of PSUs follows a two or three year measurement period and is conditioned on the achievement of both a Grantee’s service and the Company’s performance requirements during the measurement period.  In the past the Company has also granted restricted stock awards (“RSAs”) which are awards of common stock that are restricted until the shares vest (generally over a period of three or four years).  The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense for RSUs and RSAs is recognized ratably over a Grantee’s service period.  Compensation expense for PSUs is also recognized over a Grantee’s service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved.  The assessment of the probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change.  All awards are reserved for issuance under the Company’s Amended and Restated 2006 Incentive Plan (the “2006 Plan”) and the Company’s 2014 Omnibus Incentive Plan (which replaced the 2006 Plan).  In addition, the Company has awarded deferred cash awards (“DCAs”) to Grantees which entitle a Grantee to receive cash over time upon vesting.  The vesting of DCAs is conditioned on a Grantee’s continued employment.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the thirteen weeks ended December 27, 2014 and December 28, 2013:

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Average expected life	6 months	6 months
Average volatility	40%	55%
Dividend yield	0.88%	1.34%
Risk-free interest rate	0.05%	0.04%
Weighted average fair value	$33.94	$22.57

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $10.4 million and $7.1 million for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively.

14.       Commitments and Contingencies

Legal Proceedings

On May 9, 2011, an organization named Council for Education and Research on Toxics (“CERT”), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182) against several companies, including the Company, that roast, package, or sell coffee in California.  The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65.  Acrylamide is not added to coffee, but forms in trace amounts (parts per billion) as part of a chemical reaction that occurs in the coffee bean when it is roasted.  Therefore it is present in all roasted coffee.  To date, the Company is unaware of any reliable method for reducing acrylamide levels in coffee without adversely affecting the quality of the product.  The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in “ready to drink” coffee sold in restaurants, convenience stores, and donut shops.  (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759).  The Company was not named in the Starbucks complaint.  The Company has joined a joint defense group (“JDG”) organized to address CERT’s allegations, and the Company intends to vigorously defend against these allegations.  The Court ordered the case phased for discovery and trial.  Trial of the first phase of the case commenced on September 8, 2014 and was limited to three affirmative defenses shared by all defendants in both cases.  Other affirmative defenses, plaintiff’s prima facie case, and remedies are deferred for subsequent phases if defendants do not prevail on the three Phase 1 defenses.  Testimony in Phase 1 was completed on November 3, 2014, and final post-trial briefing of Phase 1 issues was completed on January 23, 2015.  The Court will entertain closing arguments on February 26, 2015, after which the matter will be submitted.

At this stage of the proceedings, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

On January 24, 2012, Teashot, LLC (“Teashot”) filed suit against the Company, Keurig and Starbucks Corp. (“Starbucks”) in the United States District Court for the District of Colorado (Civil Action No. 12-cv-00189-WJM-KMT) for infringement of Teashot’s U.S. Patent No. 5,895,672 (the ‘672 patent).  On February 6, 2014, the district court granted the Company’s motion for summary judgment of non-infringement.  Following an appeal by Teashot, on January 5, 2015 the United States Court of Appeals for the Federal Circuit unanimously affirmed the district court’s decision on summary judgment of non-infringement.

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

The putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint sought class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice.  On January 21, 2014, plaintiffs filed a notice of intent to appeal the court’s December 20, 2013 order to the United States Court of Appeals for the Second Circuit.  Pursuant to a schedule entered by the appeals court, briefing on the appeal was completed on June 23, 2014.  The Second Circuit heard oral argument on the appeal on December 1, 2014.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

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

On June 23, 2014, TreeHouse and JBR filed a joint motion to expedite discovery, which the Court granted in part and denied in part on July 23, 2014.  On August 11, 2014, JBR filed a motion for a preliminary injunction, which the Company opposed.  The Court held a hearing on September 3-4, 2014, and by order dated September 19, 2014, denied JBR’s motion for a preliminary injunction.  On September 24, 2014, JBR filed a notice of appeal of the denial of the preliminary injunction.  On October 28, 2014, JBR moved to expedite its appeal, which the Company opposed, and on November 13, 2014, the Court of Appeals denied the motion for expedited treatment.  JBR filed its opening appeal brief on November 17, 2014.  The Company’s brief is due February 17, 2015, and JBR’s reply brief will be due March 3, 2015.

Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014.  The Company filed motions to dismiss these complaints and the complaints in the TreeHouse and JBR actions on October 6, 2014.  On October 27, 2014, all plaintiffs informed the Company of their decision to amend their complaints rather than oppose the Company’s motions to dismiss.  Plaintiffs’ amended complaints were filed November 25, 2014.  The Company moved to dismiss the amended complaints on February 2, 2015.  Under the current briefing schedule, plaintiffs’ opposition briefs will be due April 10, 2015, and the Company’s reply briefs will be due May 11, 2015.

On September 30, 2014, a statement of claim was filed against the Company and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P. (“Club Coffee”), a Canadian manufacturer of single-serve beverage packs, claiming damages of $600 million and asserting a breach of competition law and false and misleading statements by the Company.  On October 21, 2014, Club Coffee filed an amended statement of claim against the Company and Keurig Canada Inc. claiming the same amount of damages as in the original statement of claim and asserting essentially the same breaches of competition law and false and misleading statements by the Company.  On January 12, 2015, the Company and Keurig Canada Inc. served Club Coffee with notice of motion for a motion to strike the claims made by Coffee Club for failure to state a reasonable cause of action.

The Company intends to vigorously defend all of the pending lawsuits.  At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Product Liability

In November 2014, the Company informed the U.S. Consumer Product Safety Commission and Health Canada that it identified a potential issue involving certain Keurig MINI Plus (non-reservoir) brewers (K10 and B31 models), where on very rare occasions, hot liquid could escape the brewer.  As a result, the Company recorded a net charge in fiscal 2014 of approximately $10.0 million in its statement of operations which represented the Company’s best estimate, based on a number of assumptions, of the cost to remediate this issue and related expenses.  Included in this charge is the recovery that the Company expects to receive from its insurance carriers where the Company has a legally enforceable contract that stipulates the terms of the insurance coverage and where the terms are not in or expected to be in dispute.  On December 23, 2014 the Company issued a recall for its Keurig MINI Plus brewers.  This action did not change our estimate for the reserve or the anticipated insurance recovery; however, as such charge is based on estimates, the Company’s ultimate liability and recovery may exceed or be less than the amounts recorded.  Based on current information known to the Company, the Company believes that this issue will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Numerator for basic and diluted earnings per share:
Net income attributable to Keurig	$134,579	$138,227
Denominator:
Basic weighted-average shares outstanding	162,181,332	149,162,600
Effect of dilutive securities	1,893,706	2,419,297
Diluted weighted-average shares outstanding	164,075,038	151,581,897

Basic net income per common share	$0.83	$0.93
Diluted net income per common share	$0.82	$0.91

For the thirteen weeks ended December 27, 2014 and December 28, 2013, shares related to equity-based compensation of approximately 74,000 and 483,000 respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Products

Portion Packs

We offer portion packs of varying sizes including single-serve K-Cup®, Vue® and Rivo® packs as well as multi-serve K-Carafe™ packs capable of producing a three to four cup carafe and Bolt™ packs capable of producing a 64 ounce carafe.  We offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends.  We also procure Robusta bean coffee for use in certain blends.  We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences.  We manufacture and sell portion packs of our own brands and participating brands through licensing and manufacturing agreements.  We offer brand choice such as Caribou Coffee®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers®, Folgers Gourmet Selections®, Gloria Jean’s®, Kirkland Signature™, Krispy Kreme®, Lavazza®, Millstone®, Newman’s Own® Organics Peet’s Coffee & Tea, and Starbucks®.

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

Brewers and Accessories

We are a leader in sales of coffeemakers in the U.S. and Canada.  As of the end of our 2014 fiscal year, we had the top four best-selling at-home coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States.  Under the Keurig® K-Cup®, Keurig® Vue®, Keurig Bolt™, Keurig® 2.0 and co-branded Keurig® Rivo® brand names, we offer a variety of commercial and home use brewers for the away from home (“AFH”) and at home (“AH”) channels differentiated by features and size.

In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with “Keurig® Brewed”.  Licensees include Breville PTY Limited selling a “Breville®” branded brewer; Jarden Consumer Solutions selling a “Mr. Coffee®” branded brewer, Conair Corporation selling a “Cuisinart®” branded brewer and GE Appliances selling a “GE Café™” series refrigerator with Keurig® K-Cup® brewing system branded brewer.

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

In recent years, growth in the coffee industry has come from the specialty coffee category fueled by the emergence of specialty coffee shops throughout the U.S. and Canada.  Single-serve has been the fastest growing segment of the specialty coffee category. Concurrently, consumers are more frequently seeking to enjoy premium experiences within the comfort and convenience of their own homes, including the consumption of specialty coffee.  We have benefited from these broad consumer trends and believe we will continue to be a leader in the hot beverage marketplace because of our carefully developed and distinctive advantages over our competitors, including quality, convenience and choice.

Our growth strategy involves using our consumer insights to develop innovative new brewing systems and beverages; continually improving and refining our current systems and beverages; and, developing and managing marketing programs to drive Keurig® Brewing system adoption in order to generate ongoing demand for portion packs.  We currently target opportunities primarily in American and Canadian households, foodservice, educational and office locations.  Over the longer term, we also will work to expand our addressable opportunity globally.  As part of our strategy, we work to sell our at-home hot system brewers at attractive price points which are approximately at cost, or at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable portion packs.  As we introduce new innovative beverage systems such as the Keurig® 2.0 Beverage System or Keurig cold beverage system, we expect to experience higher appliance costs as we scale the related manufacturing processes followed by lower appliance cost structures as the supply chain creates more efficient manufacturing processes.  During the early years of the launch of these innovative new beverage systems, we will continue to sell the at-home appliances at attractive price points which we expect will result in selling these new innovative at-home appliances at a loss prior to factoring in the incremental costs related to these sales.

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

•                  Expanding in current channels;

•                  Launching new, innovative beverage system technologies and platforms; and

•                  Continuing international expansion.

Increasing adoption of the Keurig® hot brewing systems in the United States and Canada.  While we are positioned as a leader in the hot beverage marketplace, we have opportunities in the United States and Canada to increase brand awareness and household penetration.  In our fiscal year 2014 we launched our Keurig® 2.0 Beverage System - the first Keurig® brewer to brew both a single cup and a carafe.  Extending the Keurig® value proposition to include a carafe option for at-home users allows us to target an incremental need of consumers for brewing larger volumes quickly and simply.  We are also implementing measures to improve the shopping experience at retail to further distinguish the Keurig® brand and enhance brand recognition.  Additionally, we are launching targeted marketing campaigns to increase regional household penetration in certain geographic areas through increased awareness, trial and conversion.  As we continue to introduce the new Keurig® 2.0 Beverage System in fiscal 2015, we anticipate that we will continue to incur transition costs through the first year of launch including higher brewer costs for the new 2.0 appliances as compared to the earlier reservoir model appliances leading to lower gross margins.

Expanding beverage choice through both our owned and partner brand offerings.  We have continued expanding consumer choice in the Keurig® Brewing system by entering into or extending a number of business relationships across multiple channels and geographies for use with Keurig® brewers.  Expanded or new brand offerings and partnerships in fiscal 2015 include a partnership with Community Coffee Company to bring Community® coffee to Keurig® portion pack formats for consumer and commercial Keurig® hot brewing systems, an acquisition of the Laughing Man Coffee and Tea brand from Laughing Man Worldwide, LLC to bring a selection of gourmet coffees and teas to Keurig® brand packs for use in the Keurig® hot brewing system beginning in spring 2015, and an expanded ten year partnership with Caribou Coffee for the manufacturing, marketing, distribution, and sale of Caribou Coffee in Keurig® portion pack formats for use in Keurig® consumer and commercial hot brewing systems.  We believe these new brand and product offerings fuel excitement for current Keurig® brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the Keurig® Brewing system.  These relationships are established with careful consideration of potential economics.  We expect to continue to enter into these mutually beneficial relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® Brewing system awareness and household adoption, in part through the participating brands’ advertising and merchandising activities.

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

•                  An estimated launch of the Keurig cold beverage system in fiscal 2015.  Keurig cold will deliver freshly prepared cold carbonated, sparkling and still beverages.  During the first quarter of fiscal 2015, we announced an agreement with Dr Pepper Snapple Group to develop and manufacture a selection of Dr Pepper Snapple Group’s iconic brands for use in the Keurig cold beverage system in the United States and Canada.

•                  During fiscal 2014, we announced the first significant partnership related to the Keurig cold beverage system: a ten-year agreement to collaborate on the development and introduction of The Coca-Cola Company’s® global brand portfolio for use in the Keurig cold at-home beverage system.  Under the global strategic agreement, Keurig and The Coca-Cola Company will cooperate to bring the Keurig cold beverage system to consumers around the world.

Continuing international expansion.  Continuing into fiscal 2015, we are planning to launch our Keurig® hot system global platform in targeted countries outside of North America.  In fiscal 2014, we launched a Keurig® brewer in the AFH channel in the United Kingdom.

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

For the first quarter of fiscal 2015, our net sales of $1,386.4 million as compared to net sales of $1,386.7 million in the first quarter of fiscal 2014 (“the prior year period”) were roughly even.  Gross profit for the first quarter of fiscal 2015 was $464.1 million, or 33.5% of net sales, as compared to $464.0 million, or 33.5% of net sales for the prior year period.  For the first quarter of fiscal 2015, selling, operating, and general and administrative expenses (“SG&A”) increased 4.5% to $248.2 million from $237.4 million for the prior year period.  As a percentage of sales, SG&A expenses increased to 17.9% in the first quarter of fiscal 2015 from 17.1% in the prior year period.  Our operating margin declined to 15.6% in the first quarter of fiscal 2015 from 16.3% in the prior year period.

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

We generated $142.4 million in cash from operating activities during the thirteen weeks ended December 27, 2014 as compared to $272.7 million during the thirteen weeks ended December 28, 2013.  We used cash during the thirteen weeks ended December 27, 2014 primarily to acquire Bevyz for $180.7 million, net of cash acquired, fund capital expenditures of $100.3 million, repurchase shares of our common stock for $80.9 million, and pay dividends of $40.6 million.

We consistently analyze our short-term and long-term cash requirements to continue to grow the business.  We expect that most of our cash generated from operations will continue to be used to fund cash dividends, share repurchases, capital expenditures and the working capital required for our growth over the next few years.

Business Segments

We manage our operations through two operating segments, a Domestic segment including all U.S. Operations and immaterial operations related to international expansion, and a Canada segment including all Canadian operations.  See Note 2, Segment Reporting, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

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

Basis of Presentation

Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude legal and accounting expenses related to antitrust litigation, the SEC inquiry and associated pending securities and stockholder derivative class action litigation; and non-cash related item related to the amortization of identifiable intangibles, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded antitrust litigation expenses because these expenses can vary from period to period and transaction to transaction and expenses associated with these activities are not considered a key measure of our operating performance.

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

Acquisition

On December 18, 2014, we completed the acquisition of 100% of the outstanding equity of MDS Global Holding p.l.c. (“Bevyz”), a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired.  Prior to the acquisition we owned approximately 15% of the outstanding equity of Bevyz.  We plan to utilize Bevyz’s complementary and unique technology and research and development capabilities in our beverage platforms and products.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Net sales	100.0%	100.0%
Cost of sales	66.5%	66.5%
Gross profit	33.5%	33.5%

Selling and operating expenses	12.7%	12.1%
General and administrative expenses	5.2%	5.0%
Operating income	15.6%	16.3%*

Other income, net	0.0%	0.0%
Gain on financial instruments, net	0.2%	0.3%
Loss on foreign currency, net	(0.7)%	(0.8)%
Interest expense	(0.1)%	(0.2)%
Income before income taxes	15.1%*	15.8%*

Income tax expense	(5.4)%	(5.8)%
Net income	9.7%	10.0%

Net income attributable to noncontrolling interests	0.0%	0.0%

Net income attributable to Keurig	9.7%	10.0%

* Does not sum due to rounding.

Segment Summary

Net sales and operating income (loss) for each of our operating segments and corporate-unallocated are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Domestic	$1,215.5	$1,191.9
Canada	170.9	194.8
Total net sales	$1,386.4	$1,386.7

	Operating income (loss) (in millions)
	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Domestic	$236.6	$232.8
Canada	21.6	32.0
Corporate-Unallocated	(42.3)	(38.2)
Total operating income	$215.9	$226.6

Thirteen weeks ended December 27, 2014 as compared to the thirteen weeks ended December 28, 2013

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	December 27, 2014	December 28, 2013	$ Increase (Decrease)	% Increase (Decrease)
Portion packs	$1,012.3	$931.4	$80.9	9%
Brewers and accessories	307.6	375.1	(67.5)	(18)%
Other products	66.5	80.2	(13.7)	(17)%
Total net sales	$1,386.4	$1,386.7	$(0.3)	0%

Net sales for the first quarter of fiscal 2015 of $1,386.4 million as compared to $1,386.7 million in the prior year period were roughly even.  Net sales growth as compared to the prior year period was negatively impacted by an approximate 3 percentage point decrease due to certain retail customers purchasing portion packs more aggressively in the fourth quarter ahead of our SAP implementation and the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1 percentage point.

The primary drivers of the change in our net sales for the first quarter of fiscal 2015 as compared to the prior year period was (i) a $67.5 million, or 18%, decrease in Keurig® brewer and accessory net sales and (ii) a $13.7 million, or 17%, decrease in other product net sales, both of which were offset by an $80.9 million, or 9%, increase in total portion pack net sales.

The increase in portion pack net sales for the first quarter of fiscal 2015 as compared to the prior year period was driven by (i) an approximate 13 percentage point increase due to volume (based on equivalent servings used to reflect our physical volume with respect to portion packs as we now offer different portion pack sizes) and (ii) an approximate 2 percentage point increase due to net price realization, both of which were partially offset by (i) an approximate 6 percentage point decrease due to portion pack mix, and (ii) an approximate 1 percentage point decrease due to impact of foreign exchange rates.  During the first quarter of fiscal 2015, the negative mix was attributable to the fact that we sold proportionately more packs to brand owners, where there is a lower wholesale selling price, than to retailers and consumers, where there is a higher wholesale average selling price.  We anticipate the change in net sales due to portion pack mix to fluctuate over time, and, as we anticipate adding more brand owners, we believe this negative mix trend may continue.

The $67.5 million decrease in brewer and accessory net sales for the first quarter of fiscal 2015 period as compared to the prior year period was primarily driven by a $64.7 million decrease in brewer net sales and a $2.8 million decrease in accessory net sales.  The decrease in brewer net sales was primarily driven by (i) an approximate 12 percentage point decrease due to lower volume driven largely by weaker sales of MINI Plus brewers, (ii) an approximate 8 percentage point decrease due to brewer net price realization, and (iii) an approximate 1 percentage point decrease due to the impact of foreign currency exchange rates partially offset by an approximate 3 percentage point increase due to brewer product mix.

Net sales of other products decreased $13.7 million, or 17%, for the first quarter of fiscal 2015 as compared to the prior year period primarily due to the continuing demand shift from traditional coffee package format to portion packs.

Domestic

Domestic segment net sales increased by $23.6 million, or 2%, to $1,215.5 million in the first quarter of fiscal 2015 as compared to $1,191.9 million in the prior year period.  The increase is due primarily to a $79.0 million, or 9% increase related to net sales of portion packs, partially offset by (i) a $48.9 million, or 15%, decrease related to net sales of brewers and accessories and (ii) a $6.5 million or 25% decrease related to net sales of other products.

Canada

Canada segment net sales decreased by $23.9 million, or 12%, to $170.9 million in the first quarter of fiscal 2015 as compared to $194.8 million in the prior year period.  Excluding a $12.7 million, or 7%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales decreased by $11.2 million primarily due to (i) a $16.7 million, or 38% decrease in net sales of brewers and accessories and (ii) a $3.7 million, or 7% decrease in net sales of other products such as coffee sold in traditional package formats, driven by a demand shift from coffee sold in traditional package formats to portion packs, both of which were partially offset by a $9.2 million, or 10%, increase related to net sales of portion packs.

Gross Profit

Gross profit for the first quarter of fiscal 2015 was $464.1 million, or 33.5% of net sales as compared to $464.0 million, or 33.5% of net sales, in the prior year period.  The change in gross margin in the first quarter of fiscal 2015 compared to the prior year period was primarily attributable to (i) an increase of approximately 340 basis points related to a shift in sales mix between portion packs, brewers and accessories and other products, (ii) an increase of approximately 90 basis points related to net price realization associated with portion packs, and (iii) an increase of approximately 80 basis points due to supply chain productivity which were partially offset by (i) a decrease of approximately 270 basis points related to brewer product mix, (ii) a decrease of approximately 130 basis points related to net price realization associated with brewers, and (iii) a decrease of approximately 120 basis points related to portion pack product mix.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased by 5% to $248.2 million in the first quarter of fiscal 2015 from $237.4 million in the prior year period.  SG&A expenses as a percentage of net sales increased to 17.9% in the first quarter of fiscal 2015 from 17.1% in the prior year period.  The increase in SG&A over the prior year period was driven by higher research and development expenses including significant investments in the forth coming Keurig cold platform.

Segment Operating Income (Loss)

Operating income for the Domestic segment increased by $3.8 million, or 2%, for the first quarter of fiscal 2015 as compared to the prior year period which was primarily attributable to a shift in sales mix between portion packs, brewers and accessories and other products, offset by increases in SG&A.  Operating income for the Canada segment decreased by $10.4 million, or 33%, for the first quarter of fiscal 2015 as compared to the prior year period which was primarily attributable to the unfavorable impact of foreign exchange rates, a decrease in brewer volumes, and a decrease net price realization on brewers.  The operating loss for Corporate - Unallocated increased by $4.1 million, or 11%, for the first quarter of fiscal 2015 as compared to the prior year period.

Gain on Financial Instruments, Net

We recorded $3.3 million in net gains on financial instruments not designated as hedges for accounting purposes during the first quarter of fiscal 2015 as compared to $4.6 million in net gains during the prior year period.  The net gains were primarily attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Loss on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the first quarter of fiscal 2015, we incurred net foreign currency losses of approximately $9.1 million as compared to net losses of $10.6 million during the prior year period.  The net foreign currency losses were primarily related to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $1.1 million in the first quarter of fiscal 2015, as compared to $2.6 million in the prior year period.  The decrease in interest expense was primarily due to lower average outstanding debt in the first quarter of fiscal 2015 as compared to the average outstanding debt during the prior year period.

Income Taxes

Our effective income tax rate was 35.7% for the first quarter of fiscal 2015 as compared to a 36.6% effective tax rate for the prior year period.  The decrease in the effective rate was primarily due to an increase in domestic production activities qualifying for deduction under IRS Section 199, a research and development tax credit adjustment from fiscal 2014 due to the enactment of the Tax Increase Prevention Act on December 19, 2014, and state tax credits.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended December 27, 2014 and December 28, 2013 (in thousands, except per share data):

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Net income attributable to Keurig	$134,579	$138,227
After tax:
Expenses related to SEC inquiry (1)	896	236
Amortization of identifiable intangibles (2)	6,908	7,642
Expenses related to antitrust litigation (3)	1,480	—
Non-GAAP net income attributable to Keurig	$143,863	$146,105

	Thirteen weeks ended
	December 27, 2014	December 28, 2013
Diluted income per share (EPS)	$0.82	$0.91
After tax:
Expenses related to SEC inquiry (1)	0.01	0.00
Amortization of identifiable intangibles (2)	0.04	0.05
Expenses related to antitrust litigation (3)	0.01	—
Non-GAAP EPS	$0.88	$0.96

(1)         Represents legal and accounting expenses, net of income taxes of $0.5 million and $0.1 million for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 14, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.2 million and $3.5 million for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(3)         Represents legal expenses, net of income taxes of $0.8 million and $0.0 million for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively, related to antitrust litigation classified as general and administrative expense.  See Note 14, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

Liquidity and Capital Resources

We have principally funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities, proceeds from sales of our common stock, borrowings under our credit facilities and capital lease and financing obligations.  At December 27, 2014, we had $274.6 million in outstanding debt and capital lease and financing obligations and $1,425.4 million of working capital (including cash assets of $636.5 million representing cash and cash equivalents, restricted cash and cash equivalents and a short-term investment in a certificate of deposit).  At September 27, 2014, we had $278.5 million in outstanding debt and capital lease and financing obligations and $1,602.5 million of working capital (including cash assets of $861.6 million representing cash and cash equivalents, restricted cash and cash equivalents and a short-term investment in a certificate of deposit).

Our cash and cash equivalents total $506.4 million and $761.2 million as of December 27, 2014, and September 27, 2014, respectively.  We actively manage our cash and cash equivalents and short-term investment in order to internally fund our operating needs, make scheduled interest and principal payments on our borrowings, invest in our innovation pipeline and business growth opportunities, and return cash to shareholders through common stock cash dividend payments and share repurchases.

With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings.  If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material.  Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.  As of December 27, 2014, we had $103.2 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations, primarily held by our Canadian business.

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities during the thirteen weeks ended December 27, 2014 was $142.4 million as compared to $272.7 million for the prior year period.  We generated $134.7 million in net income for the thirteen weeks ended December 27, 2014.  We incurred non-cash expenses of $61.2 million related to depreciation and amortization and $42.9 million in charges related to our provision for sales returns.  Other significant changes in working capital affecting net cash provided by operating activities were a change in income tax receivable/payable, net resulting in a decrease in net cash provided by operating activities of $84.2 million and an increase in receivables of $69.2 million, offset by a decrease in inventories of $51.0 million due to seasonal holiday selling activity.

Investing Activities:

Investing activities primarily included $180.7 million of cash used in the acquisition of Bevyz, net of cash acquired, and $100.3 million of capital expenditures primarily related to supporting new product platforms.

Capital expenditures were $100.3 million for the thirteen weeks ended December 27, 2014 as compared to $60.8 million for the prior year period.  Capital expenditures incurred on an accrual basis during the thirteen weeks ended December 27, 2014 consisted primarily of $67.9 million related to new product platforms, $12.4 million related to increasing packaging capabilities for Keurig® beverage platforms, $11.7 million related to facilities and related infrastructure and $6.5 million related to information technology infrastructure and systems.  In fiscal 2015, we currently expect to invest between $425.0 million to $475.0 million in capital expenditures to support our future growth.

Financing Activities:

Cash used in financing activities for the thirteen weeks ended December 27, 2014 totaled $111.7 million.  We used $80.9 million of cash to fund share repurchase activity under our existing authorized share repurchase programs, $40.6 million to pay common stock dividends and $4.7 million for repayments of long-term debt during the thirteen weeks ended December 27, 2014.

Cash flows from operating and financing activities included a $12.3 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units and performance stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long Term Debt

Under our Amended and Restated Credit Agreement (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At December 27, 2014, we had $155.3 million outstanding under the term loan A facility, no balances outstanding under the revolving credit facilities and $5.3 million in letters of credit with $994.7 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate on debt outstanding as of December 27, 2014 and September 27, 2014 was 3.6% and 3.7%, respectively, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At December 27, 2014, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

Interest Rate Swaps

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at December 27, 2014 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At December 27, 2014, we estimate we would have paid $2.7 million (gross of tax), if we terminated the interest rate swap agreements.  We designate the interest rate swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  During each of the thirteen weeks ended December 27, 2014 and December 28, 2013, we incurred $0.8 million in additional interest expense pursuant to interest rate swap agreements.

Share Repurchases and Dividends

At various times our Board of Directors authorized the Company to repurchase a total of $2.5 billion of the Company’s common stock.  As of December 27, 2014, $1,101.9 million remained available for common stock repurchases.  Additional repurchases will be made with cash on hand, cash from operations and funds available through our existing credit facility.  See Note 12, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

On February 28, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”) pursuant to board authorized share repurchase programs.  The ASR allows us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, we agreed to purchase $700.0 million of our common stock, in total, with an initial delivery to us of 4,340,508 shares (“Initial Shares”) of our common stock by the Bank.  The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $700.0 million.  The repurchased shares were retired and returned to an unissued status.  The remainder of the total purchase price of $210.0 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital.  Final settlement of the ASR will occur no later than February 27, 2015 at the Bank’s discretion.  Upon settlement of the ASR, the total shares repurchased by us will be determined based on a share price equal to the daily volume weighted-average price (“VWAP”) of our common stock during the term of the ASR, less a fixed per share discount amount.  At settlement, the Bank will deliver additional shares to us in the event total shares are greater than the 4,340,508 shares initially delivered, and we will issue additional shares to the Bank in the event total shares are less than the shares initially delivered.  The receipt or issuance of additional shares will result in a reclassification between additional paid-in capital and common stock equal to the par value of the additional shares received or issued.  The number of shares that we may be required to issue to the Bank is limited to 10.0 million shares under the ASR.

During the first quarter of fiscal 2015, we declared a quarterly dividend of $0.2875 per common share, or $46.6 million in the aggregate, payable on February 12, 2015 to shareholders of record on January 13, 2015.

On January 30, 2015, our Board of Directors declared the next regular quarterly cash dividend of $0.2875 per common share, payable on April 30, 2015, to shareholders of record as of the close of business on March 31, 2015.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt	Interest Expense (1)	Operating Lease Obligations	Capital Lease Obligations(2)	Financing Obligations(3)	Purchase Obligations(4)	Total
Remainder of 2015	$14,374	$4,222	$11,950	$2,893	$7,146	$647,103	$687,688
FY 2016 - FY 2017	140,343	1,997	21,510	8,253	19,546	532,643	724,292
FY 2018 - FY 2019	544	29	10,938	7,676	19,814	397,218	436,219
Thereafter	—	—	26,607	28,142	106,027	65,762	226,538
Total	$155,261	$6,248	$71,005	$46,964	$152,533	$1,642,726	$2,074,737

(1)         Based on rates in effect at December 27, 2014.

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

In addition, we have $14.8 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $7.2 million expiring through June 2016.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

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

Forward-Looking Statements

Certain information in this filing constitutes “forward-looking statements.”  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.”  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, the expected productivity and working capital improvements, the success of introducing and producing new product offerings, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, projections for future capital expenditures, our expectations regarding purchasing shares of our common stock under the existing authorizations, projections of payment of dividends, the impact of pending shareholder litigation, and the impact of antitrust litigation pending against the Company in the United States and Canada.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2014 Annual Report filed on Form 10-K, elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

	Remainder						Total Debt Outstanding and average effective interest rate at
	of 2015	2016	2017	2018	2019	Thereafter	December 27, 2014
Long-term debt:
Variable rate (in thousands)	$14,066	$9,689	$—	$—	$—	$—	$23,755
Average interest rate	1.7%	1.7%	—%	—%	—%	—%	1.7%
Fixed rate (in thousands)	$308	$130,320	$334	$350	$194	$—	$131,506
Average interest rate	4.0%	4.0%	3.9%	3.9%	3.9%	—%	4.0%

At December 27, 2014, we had $23.8 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $0.2 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $0.9 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On December 27, 2014, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will terminate in November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts nine to twelve months prior to delivery, so that we can adjust our sales prices to the marketplace.  At December 27, 2014, we had approximately $375.1 million in green coffee purchase commitments, of which approximately 87% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  The effective portion of the hedges’ gains or losses resulting from changes in the fair value of the hedges are deferred in other comprehensive income, net of tax effects, until the hedged inventory sale is recognized in earnings, at which point the gains and losses are recognized as a cost of sales.  Any ineffective portion of the hedges’ gains or losses are recognized in the cost of sales in the period they occur.  When these commodity-based financial instruments are not classified as cash flow hedges, gain and losses are immediately recognized into cost of sales.  At December 27, 2014, we held outstanding futures contracts covering 1.9 million pounds of coffee with a net fair market value of $(0.7) million, gross of tax.  At September 27, 2014, we held outstanding futures contracts covering 7.5 million pounds of coffee with a fair market value of $3.4 million, gross of tax.

At December 27, 2014, we were exposed to approximately $49.0 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $47.2 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 27, 2014.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at December 27, 2014 by approximately $4.9 million.

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

At December 27, 2014, we had approximately one year remaining on a CDN $90.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.

Movements in foreign currency exchange rates expose us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $97.9 million at December 27, 2014.  Based on our net un-hedged assets that are affected by movements in foreign currency exchange rates as of December 27, 2014, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $9.8 million.  In addition, at December 27, 2014 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $881.5 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $88.2 million with a corresponding charge to other comprehensive income (loss).

Item 4.  Controls and Procedures

As of December 27, 2014, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

During our first fiscal quarter of 2015, we began migrating certain of our systems in the U.S. to SAP software.  This software implementation is part of an ongoing business transformation initiative, and we plan to continue implementing such software throughout our business over the course of the next few years.  In connection with the SAP implementation and resulting business process changes, we modified the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

Information required by this Item is contained in Note 14, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have no material changes to the risk factors disclosed in our fiscal 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (Dollars in thousands)
September 28, 2014 to October 25, 2014	369,400	$139.07	369,400	$1,131,451
October 26, 2014 to November 22, 2014	—	—	—	1,131,451
November 23, 2014 to December 27, 2014	216,308	136.50	216,308	1,101,924
Total	585,708	138.12	585,708

(1)Monthly information corresponds to our fiscal months during the first quarter of fiscal 2015.

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

101                           The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

Date:	2/4/2015	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date:	2/4/2015	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer and Treasurer