Form 10-Q
period 2015-03-28
KEURIG GREEN MOUNTAIN, INC.
filed 2015-05-06
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended March 28, 2015

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

As of April 30, 2015, 153,968,949 shares of common stock of the registrant were outstanding.

KEURIG GREEN MOUNTAIN, INC.

Form 10-Q

For the Thirteen Weeks Ended March 28, 2015

Part I.  Financial Information

Item 1.  Financial Statements

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 28, 2015	September 27, 2014
Assets
Current assets:
Cash and cash equivalents	$97,553	$761,214
Restricted cash and cash equivalents	29,474	378
Short-term investment	—	100,000
Receivables, less uncollectible accounts and return allowances of $48,581 and $66,120 at March 28, 2015 and September 27, 2014, respectively	524,327	621,451
Inventories	724,727	835,167
Income taxes receivable	15,548	—
Other current assets	73,533	69,272
Deferred income taxes, net	60,888	58,038
Total current assets	1,526,050	2,445,520

Fixed assets, net	1,287,640	1,171,425
Intangibles, net	457,719	365,444
Goodwill	764,352	755,895
Deferred income taxes, net	206	131
Other long-term assets	18,718	58,892

Total assets	$4,054,685	$4,797,307

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22,159	$19,077
Current portion of capital lease and financing obligations	2,900	2,226
Accounts payable	279,463	411,107
Accrued expenses	236,328	305,677
Income tax payable	—	53,586
Dividend payable	44,258	40,580
Deferred income taxes, net	350	340
Other current liabilities	10,430	10,395
Total current liabilities	595,888	842,988

Long-term debt, less current portion	393,293	140,937
Capital lease and financing obligations, less current portion	115,711	116,240
Deferred income taxes, net	200,004	202,936
Other long-term liabilities	52,123	23,085

Commitments and contingencies

Redeemable noncontrolling interests	4,349	12,440

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 153,941,018 and 162,318,246 shares at March 28, 2015 and September 27, 2014, respectively	15,394	16,232
Additional paid-in capital	948,801	1,808,881
Retained earnings	1,894,731	1,687,619
Accumulated other comprehensive loss	(165,609)	(54,051)
Total stockholders’ equity	2,693,317	3,458,681

Total liabilities and stockholders’ equity	$4,054,685	$4,797,307

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales	$1,127,184	$1,103,072	$2,513,542	$2,489,742
Cost of sales	668,376	645,640	1,590,612	1,568,263
Gross profit	458,808	457,432	922,930	921,479

Selling and operating expenses	136,340	125,005	312,862	293,220
General and administrative expenses	78,491	71,941	150,164	141,147
Operating income	243,977	260,486	459,904	487,112

Other income, net	169	1,253	350	1,682
Gain on financial instruments, net	3,579	2,900	6,924	7,461
Loss on foreign currency, net	(8,813)	(8,722)	(17,884)	(19,272)
Interest expense	(281)	(2,995)	(1,368)	(5,615)
Income before income taxes	238,631	252,922	447,926	471,368

Income tax expense	(83,050)	(90,609)	(157,666)	(170,580)
Net income	$155,581	$162,313	$290,260	$300,788

Net income attributable to noncontrolling interests	102	229	202	477

Net income attributable to Keurig	$155,479	$162,084	$290,058	$300,311

Net income attributable to Keurig per common share:
Basic	$0.98	$1.05	$1.81	$1.98
Diluted	$0.97	$1.03	$1.79	$1.94

Cash dividends declared per common share	$0.2875	$0.25	$0.5750	$0.50

Weighted-average common shares outstanding:
Basic	158,969,696	153,945,441	160,575,947	151,552,422
Diluted	160,633,437	157,463,096	162,362,574	154,525,749

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	March 28, 2015			March 29, 2014
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$155,581			$162,313
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains arising during the period	$708	$(262)	$446	$18,887	$(7,613)	$11,274
(Gains) losses reclassified to net income	(7,053)	2,830	(4,223)	1,167	(479)	688
Foreign currency translation adjustments	(77,021)	—	(77,021)	(20,748)	—	(20,748)
Other comprehensive loss	$(83,366)	$2,568	$(80,798)	$(694)	$(8,092)	$(8,786)
Total comprehensive income			74,783			153,527
Total comprehensive income attributable to noncontrolling interests			504			(218)
Total comprehensive income attributable to Keurig			$74,279			$153,745

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Twenty-six weeks ended			Twenty-six weeks ended
	March 28, 2015			March 29, 2014
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$290,260			$300,788
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains arising during the period	$302	$(88)	$214	$18,256	$(7,333)	$10,923
(Gains) losses reclassified to net income	(7,618)	3,066	(4,552)	1,442	(581)	861
Foreign currency translation adjustments	(107,320)	—	(107,320)	(46,244)	—	(46,244)
Other comprehensive loss	$(114,636)	$2,978	$(111,658)	$(26,546)	$(7,914)	$(34,460)
Total comprehensive income			178,602			266,328
Total comprehensive income attributable to noncontrolling interests			100			(576)
Total comprehensive income attributable to Keurig			$178,502			$266,904

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Twenty-six Weeks Ended March 28, 2015

(Dollars in thousands)

					Accumulated
					other
	Common stock		Additional paid-	Retained	comprehensive	Stockholders’
	Shares	Amount	in capital	earnings	loss	equity
Balance at September 27, 2014	162,318,246	$16,232	$1,808,881	$1,687,619	$(54,051)	$3,458,681
Options exercised	387,268	39	7,076	—	—	7,115
Restricted stock awards and units	193,436	19	(19)	—	—	—
Issuance of common stock under employee stock purchase plan	82,499	8	7,932	—	—	7,940
Repurchase of common stock	(9,040,431)	(904)	(917,452)	—	—	(918,356)
Stock compensation expense	—	—	21,491	—	—	21,491
Tax benefit from equity-based compensation plans	—	—	20,493	—	—	20,493
Deferred compensation expense	—	—	399	—	—	399
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	7,923	—	7,923
Other comprehensive loss, net of tax	—	—	—	—	(111,558)	(111,558)
Net income attributable to Keurig	—	—	—	290,058	—	290,058
Cash dividends declared	—	—	—	(90,869)	—	(90,869)
Balance at March 28, 2015	153,941,018	$15,394	$948,801	$1,894,731	$(165,609)	$2,693,317

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-six	Twenty-six
	weeks ended	weeks ended
	March 28,	March 29,
	2015	2014
Cash flows from operating activities:
Net income	$290,260	$300,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	101,721	104,222
Amortization of intangibles	23,168	21,942
Amortization of deferred financing fees	2,826	2,826
Unrealized loss on foreign currency, net	11,439	18,089
Loss (gain) on disposal of fixed assets	469	(842)
Provision for doubtful accounts	4,473	1,575
Provision for sales returns	63,301	51,747
Gain on derivatives, net	(9,543)	(9,954)
Excess tax benefits from equity-based compensation plans	(20,489)	(46,170)
Deferred income taxes	(141)	(80)
Deferred compensation and stock compensation	21,890	15,882
Other	2,148	(196)
Changes in assets and liabilities, net of acquisition:
Receivables	23,387	(20,697)
Inventories	99,460	219,417
Income tax receivable/payable, net	(49,177)	27,408
Other current assets	(4,131)	3,051
Other long-term assets, net	887	(498)
Accounts payable and accrued expenses	(197,573)	(83,137)
Other current liabilities	4,252	(9,133)
Other long-term liabilities	(662)	(2,620)
Net cash provided by operating activities	367,965	593,620

Cash flows from investing activities:
Change in restricted cash	(272)	128
Maturity of short-term investment	100,000	—
Acquisition, net of cash acquired	(180,698)	—
Capital expenditures for fixed assets	(234,842)	(118,978)
Purchase of long-term investment	—	(10,000)
Other investing activities	(517)	1,207
Net cash used in investing activities	(316,329)	(127,643)

Cash flows from financing activities:
Net change in revolving line of credit	265,000	—
Proceeds from sale of common stock	—	1,243,028
Proceeds from issuance of common stock under compensation plans	15,055	26,441
Repurchase of common stock	(918,356)	(880,816)
Excess tax benefits from equity-based compensation plans	20,489	46,170
Payments on capital lease and financing obligations	(1,545)	(954)
Repayment of long-term debt	(9,381)	(6,517)
Dividends paid	(87,191)	(37,220)
Other financing activities	(266)	(180)
Net cash (used in) provided by financing activities	(716,195)	389,952

Effect of exchange rate changes on cash and cash equivalents	898	(3,866)

Net (decrease) increase in cash and cash equivalents	(663,661)	852,063
Cash and cash equivalents at beginning of period	761,214	260,092
Cash and cash equivalents at end of period	$97,553	$1,112,155

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$58,991	$43,431
Dividends declared not paid at the end of each period	$44,258	$40,483
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$375	$25,930

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

The Domestic segment sells brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup®, Vue®, Rivo®, K-Carafe™ and Bolt™ pods (“pods”, formerly referred to as portion packs) and coffee in more traditional packaging including bags and fractional packages to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through the Company’s website.  Substantially all of the Domestic segment’s distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the At Home (“AH”) channel.  The Domestic segment also earns royalty income from pods sold by a third-party licensed roaster.

The Canada segment sells brewers, accessories, and sources, produces and sells coffee and teas and other beverages in pods and coffee in more traditional packaging including bags, cans and fractional packages under a variety of brands to retailers including supermarkets, department stores, mass merchandisers, club stores, through office coffee services to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website.

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

The following tables summarize selected financial data for segment disclosures for the thirteen and twenty-six weeks ended March 28, 2015 and March 29, 2014, respectively:

	Thirteen weeks ended March 28, 2015
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$1,000,550	$126,634	$—	$1,127,184

Operating income (loss)	$268,903	$18,397	$(43,323)	$243,977

Depreciation and amortization	$48,052	$12,746	$2,932	$63,730

Stock compensation	$5,456	$525	$5,119	$11,100

	Thirteen weeks ended March 29, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$970,268	$132,804	$—	$1,103,072

Operating income (loss)	$278,030	$20,758	$(38,302)	$260,486

Depreciation and amortization	$49,655	$15,275	$2,086	$67,016

Stock Compensation	$3,945	$730	$3,962	$8,637

	Twenty-six weeks ended March 28, 2015
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net Sales	$2,216,008	$297,534	$—	$2,513,542

Operating income (loss)	$505,504	$39,985	$(85,585)	$459,904

Depreciation and amortization	$92,638	$26,605	$5,646	$124,889

Stock compensation	$11,287	$1,248	$8,956	$21,491

	Twenty-six weeks ended March 29, 2014
	(Dollars in thousands)
			Corporate-
	Domestic	Canada	Unallocated	Consolidated
Net Sales	$2,162,134	$327,608	$—	$2,489,742

Operating income (loss)	$510,830	$52,731	$(76,449)	$487,112

Depreciation and amortization	$89,781	$31,963	$4,420	$126,164

Stock compensation	$7,651	$1,760	$6,308	$15,719

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Operating income	$243,977	$260,486	$459,904	$487,112
Other income, net	169	1,253	350	1,682
Gain on financial instruments, net	3,579	2,900	6,924	7,461
Loss on foreign currency, net	(8,813)	(8,722)	(17,884)	(19,272)
Interest expense	(281)	(2,995)	(1,368)	(5,615)
Income before income taxes	$238,631	$252,922	$447,926	$471,368

3.              Inventories

Inventories consisted of the following (in thousands) as of:

	March 28,	September 27,
	2015	2014
Raw materials and supplies	$211,590	$169,858
Finished goods	513,137	665,309
	$724,727	$835,167

At March 28, 2015, the Company had approximately $426.0 million in green coffee purchase commitments, of which approximately 94% had a fixed price.  These commitments primarily extend through fiscal 2017.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.52 per pound at March 28, 2015.  In addition to its green coffee commitments, the Company had approximately $94.7 million in fixed price brewer and related accessory purchase commitments and $1,081.0 million in production raw material commitments at March 28, 2015.  The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of March 28, 2015, minimum future inventory purchase commitments were as follows (in thousands):

Inventory
Purchase
Fiscal Year	Obligations(1)
Remainder of 2015	$491,387
2016	380,423
2017	266,652
2018	277,349
2019	120,123
Thereafter	65,762
$1,601,696

(1)         Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

4.              Acquisition

On December 18, 2014, the Company, through its wholly owned subsidiary Keurig International S.à.r.l., acquired all of the outstanding equity of MDS Global Holding p.l.c. (“Bevyz”), a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired.  The Company currently intends to hold the rights to the technology acquired to prevent others from using such technology.  Such defensive action likely contributes to the value of the Company’s Keurig® Kold beverage system.  The goodwill represents the excess value of the purchase price over the aggregate value of the tangible and intangible assets acquired.  The goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as expected synergies from combined operations and assembled workforces, and the future development initiatives of the assembled workforces.  The goodwill and intangible assets recognized in the acquisition are not deductible for tax purposes.

Prior to the acquisition, the Company owned approximately 15% of the outstanding equity of Bevyz.  The Company has completed its valuation of the fair value of the business acquired and the acquisition date fair value of the Company’s previously held equity interest in Bevyz with the exception of the tax impact of the transaction.  The valuation was based on the market approach, specifically prior transactions in shares of Bevyz.  As a result, during the second quarter ended March 28, 2015, a $1.5 million loss was recognized on the Company’s previously held equity interest and recognized in other income, net in the accompanying unaudited consolidated statements of operations.  Amortizable intangible assets acquired, valued at the date of acquisition, include approximately $161.7 million for defensive intangible assets, $3.8 million for non-compete agreements and $1.6 million for contractual agreements.  Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives, and the weighted-average amortization period is 12.8 years.

The following summarizes the allocation of fair value (in thousands):

Accounts receivable	$218
Inventories	743
Other current assets	504
Fixed assets	2,370
Other long-term assets	247
Intangibles	167,085
Goodwill	60,179
Accounts payable and accrued expenses	(5,911)
Capital lease obligation	(763)
Deferred tax liability	(8,325)
Other long-term liabilities	(1,274)
Total estimated fair value net assets acquired	215,073
Less fair value of previously held equity interest in Bevyz	(34,375)
Total cash paid, net of cash acquired	$180,698

Acquisition costs of $1.5 million were expensed as incurred and recognized in general and administrative expenses in the first quarter of fiscal 2015.  Approximately $28.8 million of the purchase price was held in escrow at March 28, 2015 and is included in restricted cash and other long-term liabilities.  The revenue and earnings of Bevyz since acquisition and the proforma financial statements are immaterial.  For information on the assignment of goodwill to our operating segments, see Note 6, Goodwill and Intangible Assets.

5.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

		March 28,	September 27,
	Useful Life in Years	2015	2014
Production equipment	1-15	$786,635	$779,850
Coffee service equipment	3-7	55,349	61,029
Computer equipment and software	1-10	228,375	177,878
Land	Indefinite	12,256	12,767
Building and building improvements	4-30	246,478	238,945
Furniture and fixtures	1-15	35,756	36,899
Vehicles	4-5	12,161	13,032
Leasehold improvements	1-20 or remaining life of lease, whichever is less	95,960	95,373
Assets acquired under capital leases	5-15	41,981	41,200
Construction-in-progress		424,572	308,976
Total fixed assets		$1,939,523	$1,765,949
Accumulated depreciation and amortization		(651,883)	(594,524)
		$1,287,640	$1,171,425

Assets acquired under capital leases, net of accumulated amortization, were $33.5 million and $34.1 million at March 28, 2015 and September 27, 2014, respectively.

Total depreciation and amortization expense relating to all fixed assets was $50.7 million and $56.2 million for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively.  Total depreciation and amortization expense relating to all fixed assets was $101.7 million and $104.2 million for the twenty-six weeks ended March 28, 2015 and March 29, 2014, respectively.

6.              Goodwill and Intangible Assets

The following represented the change in the carrying amount of goodwill by segment for the twenty-six weeks ended March 28, 2015 (in thousands):

	Domestic	Canada	Total
Balance at September 27, 2014	$369,353	$386,542	$755,895
Foreign currency effect	(7,086)	(44,636)	(51,722)
Acquisition of Bevyz (see Note 4, Acquisition)	60,179	—	60,179
Balance at March 28, 2015	$422,446	$341,906	$764,352

Indefinite-lived intangible assets included in the Canada segment consisted of the following (in thousands) as of:

	March 28, 2015	September 27, 2014
Trade names	$79,835	$90,257

Intangible Assets Subject to Amortization

Definite-lived intangible assets included in the Domestic segment and Canada segment consisted of the following (in thousands) as of:

		March 28, 2015		September 27, 2014
	Useful Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Years	Amount	Amortization	Amount	Amortization
Acquired technology	4-15	$17,864	$(14,532)	$16,501	$(13,713)
Defensive intangible assets(1)	13	142,709	(2,956)	—	—
Customer and roaster agreements	10-11	8,308	(5,416)	8,939	(5,303)
Customer relationships	2-16	356,271	(145,310)	390,563	(141,163)
Trade names	5-11	35,514	(17,581)	35,911	(16,548)
Non-compete agreements	3	3,310	(297)	—	—
Total		$563,976	$(186,092)	$451,914	$(176,727)

(1)         See Note 4, Acquisition for discussion of defensive intangible assets acquired in connection with Bevyz acquisition.

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $13.1 million and $10.7 million for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively.  Total amortization expense was $23.2 million and $21.9 million for the twenty-six weeks ended March 28, 2015 and March 29, 2014, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2015, for each of the next five years and thereafter, is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2015	$24,842
2016	49,028
2017	47,630
2018	46,782
2019	46,427
2020	42,332
Thereafter	120,843

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

The changes in the carrying amount of product warranties for the thirteen and twenty-six weeks ended March 28, 2015 and March 29, 2014 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Balance, beginning of period	$19,680	$12,791	$12,850	$7,804
Provision related to current period	5,795	4,834	19,961	15,064
Change in estimate	1,079	(2,425)	1,079	(2,483)
Usage	(8,627)	(6,675)	(15,963)	(11,860)
Balance, end of period	$17,927	$8,525	$17,927	$8,525

For the thirteen and twenty-six weeks ended March 28, 2015 the Company recorded recoveries of $0.5 million and $0.7 million, respectively.  For the thirteen and twenty-six weeks ended March 29, 2014 the Company recorded recoveries of $0.2 million and $0.7 million, respectively.  The recoveries are under agreements with suppliers and are recorded as a reduction of warranty expense.  The recoveries are not reflected in the provision charged to income in the table above.

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

The changes in the temporary equity attributable to the redeemable NCI for the twenty-six weeks ended March 28, 2015 are as follows (in thousands):

Equity attributable
to redeemable
noncontrolling interest
Balance at September 27, 2014	$12,440
Net income	202
Adjustment to redemption value	(7,923)
Cash distributions	(268)
Other comprehensive loss	(102)
Balance at March 28, 2015	$4,349

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At March 28, 2015, the Company had approximately 9 months remaining on a CDN $50.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers’ Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and twenty-six weeks ended March 28, 2015 was $0.1 million and $0.4 million, respectively, and for the thirteen and twenty-six weeks ended March 29, 2014 was $0.3 million and $0.7 million, respectively.

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

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	March 28, 2015	September 27, 2014	Balance Sheet Classification
Derivatives designated as cash flow hedges:
Interest rate swaps	$(2,026)	$(3,371)	Other current liabilities
Coffee futures	—	3,437	Other current assets
Foreign currency forward contracts	167	108	Other current assets
	$(1,859)	$174

Derivatives not designated as hedges:
Cross currency swap	$8,443	$5,951	Other current assets
	$8,443	$5,951

Total	$6,584	$6,125

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

Offsetting of financial assets and derivative assets as of March 28, 2015 and September 27, 2014 is as follows (in thousands):

		Gross	Net amount of	Gross amounts not offset in the
		amounts offset	assets presented	Unaudited Consolidated
	Gross	in the	in the	Balance Sheet
	amounts of	Unaudited	Unaudited		Cash
	recognized	Consolidated	Consolidated	Financial	collateral
	assets	Balance Sheet	Balance Sheet	instruments	received	Net amount
Derivative assets, as of March 28, 2015	$8,610	$—	$8,610	$—	$—	$8,610
Derivative assets, as of September 27, 2014	9,830	(334)	9,496	—	—	9,496

Offsetting of financial liabilities and derivative liabilities as of March 28, 2015 and September 27, 2014 is as follows (in thousands):

		Gross	Net amount of	Gross amounts not offset in
		amounts offset	liabilities	the Unaudited Consolidated
	Gross	in the	presented in the	Balance Sheet
	amounts of	Unaudited	Unaudited		Cash
	recognized	Consolidated	Consolidated	Financial	collateral
	liabilities	Balance Sheet	Balance Sheet	instruments	pledged	Net amount
Derivative liabilities, as of March 28, 2015	$2,026	$—	$2,026	$—	$—	$2,026
Derivative liabilities, as of September 27, 2014	3,705	(334)	3,371	—	—	3,371

The following table summarizes the amount of unrealized gain (loss), gross of tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cash Flow Hedges:
Interest rate swaps	$656	$632	$1,345	$1,206
Coffee futures	(116)	18,185	(1,288)	16,785
Foreign currency forward contracts	168	70	245	265
Total	$708	$18,887	$302	$18,256

The following table summarizes the amount of gains (losses), gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended		Location of Gains
	March 28,	March 29,	March 28,	March 29,	(Losses) Reclassified
	2015	2014	2015	2014	from OCI into Income
Coffee futures	$6,935	$(1,235)	$7,559	$(1,441)	Cost of sales
Foreign currency forward contracts	118	45	59	1	Cost of sales
Foreign currency forward contracts	—	23	—	(2)	Loss on foreign currency, net
Total	$7,053	$(1,167)	$7,618	$(1,442)

The Company expects to reclassify $5.7 million of net gains, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

The following table summarizes the amount of net gains (losses), gross of tax, representing ineffectiveness on cash flow hedges recorded in income (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended		Location of Net Gains (losses) in
	March 28,	March 29,	March 28,	March 29,	Unaudited Consolidated
	2015	2014	2015	2014	Statements of Operations
Coffee futures	$—	$1,322	$(94)	$1,322	Cost of sales

See Note 12, Stockholders’ Equity, for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

Net gains on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended		Location of Net Gain in
	March 28,	March 29,	March 28,	March 29,	Unaudited Consolidated
	2015	2014	2015	2014	Statements of Operations
Net gain on cross currency swap	$3,579	$2,900	$6,924	$7,461	Gain on financial instruments, net
Net gain on coffee futures	—	4,051	—	6,176	Cost of sales
Total	$3,579	$6,951	$6,924	$13,637

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

The following table summarizes the fair values and the levels used in fair value measurements as of March 28, 2015 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(2,026)	$—
Cross currency swap	—	8,443	—
Foreign currency forward contracts	—	167	—
Total	$—	$6,584	$—

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

As of March 28, 2015, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $415.5 million and $160.0 million as of March 28, 2015 and September 27, 2014, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

Long-Term Investment

The Company had a long-term investment in Bevyz of approximately $35.9 million included in other long-term assets in the accompanying Unaudited Consolidated Balance Sheet as of September 27, 2014, that was not publicly traded.  This investment was carried at cost and reviewed quarterly for indicators of other-than-temporary impairment.  During the first quarter of fiscal 2015, the Company acquired the remaining equity interests of Bevyz.  See Note 4, Acquisition.

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

As of March 28, 2015, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  In addition, the Company has a foreign net operating loss carryforward of €30.3 million available to be utilized against future taxable income with no expiration date.  Based upon earnings history, the Company concluded it is more likely than not that the state net operating loss carryforward will be utilized prior to its expiration, but the state capital loss carryforward and foreign net operating loss will not.  As such, a valuation allowance has been recognized against the balance of the state capital loss and foreign net operating loss carryforwards.

The total amount of unrecognized tax benefits as of March 28, 2015 and September 27, 2014 was $14.3 million and $14.8 million, respectively.  The amount of unrecognized tax benefits at March 28, 2015 that would impact the effective tax rate if resolved in favor of the Company is $14.3 million.  As a result of acquisitions, the Company is indemnified for $6.6 million of the total reserve balance, with a total indemnification pool of $43.1 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnification provisions of the acquisition agreements have various expiration dates through June 2016.

As of March 28, 2015 and September 27, 2014, accrued interest and penalties of $2.3 million and $2.4 million, respectively, were included in the Consolidated Balance Sheets related to unrecognized tax benefits.  The Company recognizes interest and penalties in income tax expense.  The Company did not release any unrecognized tax benefits in the current quarter of fiscal 2015 and expects to release $5.4 million over the next twelve months due to the expiration of the statute of limitations.

In the normal course of business, the Company is subject to tax examinations by taxing authorities both inside and outside of the United States.  The Company is generally not subject to examination with respect to returns filed for fiscal years prior to 2010.  The Company is currently under audit by the Internal Revenue Service for the 2012 and 2013 fiscal years.

12.       Stockholders’ Equity

Stock Repurchase Program

At various times during fiscal 2012, 2013, and 2014, Keurig’s Board of Directors authorized the Company to repurchase a total of $2.5 billion of the Company’s common stock (the “repurchase program”).  Under this program, the Company may purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions.

Under its repurchase program, on February 28, 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”).  The ASR allowed the Company to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, the Company agreed to purchase $700.0 million of its common stock, in total, with an initial delivery to the Company of 4,340,508 shares of the Company’s common stock by the Bank.  In the second quarter of fiscal 2015, the purchase period for the ASR ended and an additional 1,489,476 shares were delivered to the Company.  In total, 5,829,984 shares were repurchased under the ASR at an average repurchase price of $120.07 per share.  The shares were retired in the quarters they were delivered, and the up-front payment of $700.0 million was accounted for as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheet in the second quarter of fiscal 2014.

On March 3, 2015, the Company, under its repurchase program, completed the repurchase of 5,231,991 shares of common stock from Luigi Lavazza S.p.A. (“Lavazza”) for an aggregate purchase price of $623.6 million.  The price per share was $119.18, which represented a 3.0% discount off the closing price of the Company’s common stock on February 20, 2015, which was the business day immediately preceding the entry into the stock repurchase agreement between the Company and Lavazza.

As of March 28, 2015 the Company had $264.5 million remaining under the repurchase program.

Summary of share repurchase activity under the repurchase program:

	Twenty-six weeks ended
	March 28, 2015	Fiscal 2014(1)
Number of shares acquired on the open market	2,318,964	3,798,084
Average price per share of open market acquired shares	$127.12	$92.79

Number of shares acquired from Lavazza	5,231,991	—
Average price per share of Lavazza acquired shares	$119.18	$—

Number of shares under February 2014 ASR	1,489,476	4,340,508
Average price per share of ASR shares(2)	$120.07	N/A

Total cost of acquired shares (in thousands)	$918,356	$1,052,430

(1) Total cost of acquired shares in fiscal 2014 includes initial purchase price of $700 million under the ASR.

(2) Average price per share for total shares repurchased under February 2014 ASR.

Accumulated Other Comprehensive Income (Loss)

The following tables provide the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Thirteen weeks ended			Thirteen weeks ended
	March 28, 2015			March 29, 2014
			Accumulated			Accumulated
			Other			Other
	Cash Flow		Comprehensive	Cash Flow		Comprehensive
	Hedges	Translation	Income (Loss)	Hedges	Translation	Income (Loss)
Balance, beginning of period	$8,389	$(92,797)	$(84,408)	$(7,328)	$(36,925)	$(44,253)
Other comprehensive gain (loss), before reclassifications	446	(77,423)	(76,977)	11,274	(20,302)	(9,028)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,223)	—	(4,223)	688	—	688
Foreign currency exchange impact on cash flow hedges	(1)	—	(1)	(4)	4	—
Net current period other comprehensive loss	(3,778)	(77,423)	(81,201)	11,958	(20,298)	(8,340)
Balance, end of period	$4,611	$(170,220)	$(165,609)	$4,630	$(57,223)	$(52,593)

	Twenty-six weeks ended			Twenty-six weeks ended
	March 28, 2015			March 29, 2014
			Accumulated			Accumulated
			Other			Other
	Cash Flow		Comprehensive	Cash Flow		Comprehensive
	Hedges	Translation	Income (Loss)	Hedges	Translation	Income (Loss)
Balance, beginning of period	$8,952	$(63,003)	$(54,051)	$(7,150)	$(12,035)	$(19,185)
Other comprehensive gain (loss), before reclassifications	214	(107,217)	(107,003)	10,923	(45,192)	(34,269)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,552)	—	(4,552)	861	—	861
Foreign currency exchange impact on cash flow hedges	(3)	—	(3)	(4)	4	—
Net current period other comprehensive loss	(4,341)	(107,217)	(111,558)	11,780	(45,188)	(33,408)
Balance, end of period	$4,611	$(170,220)	$(165,609)	$4,630	$(57,223)	$(52,593)

The unfavorable translation adjustment change during the thirteen and twenty-six weeks ended March 28, 2015 was primarily due to the continuing weakening of the Canadian dollar against the U.S. dollar.  See also Note 9, Derivative Financial Instruments.

Common Stock Dividends

During the second quarter of fiscal 2015, the Company declared a quarterly dividend of $0.2875 per common share, or $44.3 million in the aggregate, payable on April 30, 2015 to shareholders of record on March 31, 2015.  During the thirteen and twenty-six weeks ended March 28, 2015, the Company paid dividends of approximately $46.6 million and $87.2 million, respectively.

On April 24, 2015, the Company’s Board of Directors declared the Company’s next regular quarterly cash dividend of $0.2875 per common share, payable on July 30, 2015, to shareholders of record as of the close of business on June 30, 2015.

13.       Compensation Plans

Stock Options

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the twenty-six weeks ended March 28, 2015 and March 29, 2014:

	Twenty-six weeks ended
	March 28,	March 29,
	2015	2014
Average expected life	5.5 years	5.5 years
Average volatility	57%	75%
Dividend yield	0.83%	1.32%
Risk-free interest rate	1.62%	1.69%
Weighted average grant date fair value	$66.99	$41.66

Restricted Stock Units, Performance Stock Units and Other Awards

The Company awards restricted stock units (“RSUs”) and performance stock units (“PSUs”) to eligible employees and non-employee Directors (each, a “Grantee”) which entitle a Grantee to receive shares of the Company’s common stock.  RSUs and PSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting.  In general, employee RSUs vest over a period of three or four years based on a Grantee’s continuing employment and non-employee directors vest immediately.  The vesting of PSUs follows a two or three year measurement period and is conditioned on the achievement of both a Grantee’s service and the Company’s performance requirements during the measurement period.  In the past the Company has also granted restricted stock awards (“RSAs”) which are awards of common stock that are restricted until the shares vest (generally over a period of three or four years).  The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense for RSUs and RSAs is recognized ratably over a Grantee’s service period.  Compensation expense for PSUs is also recognized over a Grantee’s service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved.  The assessment of the probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change.  All awards are reserved for issuance under the Company’s Amended and Restated 2006 Incentive Plan (the “2006 Plan”) and the Company’s 2014 Omnibus Incentive Plan (which replaced the 2006 Plan).  In addition, the Company has awarded deferred cash awards (“DCAs”) to Grantees which entitle a Grantee to receive cash over time upon vesting.  The vesting of DCAs is conditioned on a Grantee’s continued employment.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the twenty-six weeks ended March 28, 2015 and March 29, 2014:

	Twenty-six weeks ended
	March 28,	March 29,
	2015	2014
Average expected life	6 months	6 months
Average volatility	40%	55%
Dividend yield	1.02%	1.33%
Risk-free interest rate	0.05%	0.04%
Weighted average grant date fair value	$29.43	$22.72

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $11.1 million and $8.6 million for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively; and $21.5 million and $15.7 million for the twenty-six weeks ended March 28, 2015 and March 29, 2014, respectively.

14.       Commitments and Contingencies

                        Legal Proceedings

                        On May 9, 2011, an organization named Council for Education and Research on Toxics (“CERT”), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182) against several companies, including the Company, that roast, package, or sell coffee in California.  The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65.  Acrylamide is not added to coffee, but forms in trace amounts (parts per billion) as part of a chemical reaction that occurs in the coffee bean when it is roasted.  Therefore it is present in all roasted coffee.  To date, the Company is unaware of any reliable method for reducing acrylamide levels in coffee without adversely affecting the quality of the product.  The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in “ready to drink” coffee sold in restaurants, convenience stores, and donut shops.  (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759).  The Company was not named in the Starbucks complaint.  The Company has joined a joint defense group (“JDG”) organized to address CERT’s allegations, and the Company intends to vigorously defend against these allegations.  The Court ordered the case phased for discovery and trial.  Trial of the first phase of the case commenced on September 8, 2014 and was limited to three affirmative defenses shared by all defendants in both cases.  Other affirmative defenses, plaintiff’s prima facie case, and remedies are deferred for subsequent phases if defendants do not prevail on the three Phase 1 defenses.  Testimony in Phase 1 was completed on November 3, 2014, and final post-trial briefing of Phase 1 issues was completed on January 23, 2015.  The Court heard final arguments on April 9, 2015 and the matter is now submitted.  A decision on Phase 1 is expected in or before early July 2015.

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

Antitrust Litigation

On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Green Mountain Coffee Roasters, Inc. and Keurig, Inc. in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al., No. 1:14-cv-00905-VSB).  The TreeHouse complaint asserts claims under the federal antitrust laws and various state laws, contending that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee pods, including through its contracts with suppliers and distributors and in connection with the launch of its next generation coffee brewer.  The TreeHouse complaint sought monetary damages, declaratory relief, injunctive relief, and attorneys’ fees.

On March 13, 2014, JBR, Inc. (d/b/a Rogers Family Company) filed suit against Keurig Green Mountain, Inc. in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc., No. 2:14-cv-00677-KJM-CKD).  The claims asserted and relief sought in the JBR complaint were substantially similar to the claims asserted and relief sought in the TreeHouse complaint.

Additionally, beginning on March 10, 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief were filed on behalf of purported direct and indirect purchasers of the Company’s products in various federal district courts.  On June 3, 2014, the Judicial Panel on Multidistrict Litigation granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings.  The actions are now pending before Judge Vernon S. Broderick in the Southern District of New York (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation, No. 1:14-md-02542-VSB).

On August 11, 2014, JBR filed a motion for a preliminary injunction, which the Company opposed.  The Court held a hearing on September 3-4, 2014, and by order dated September 19, 2014, denied JBR’s motion for a preliminary injunction.  On September 24, 2014, JBR filed a notice of appeal of the denial of the preliminary injunction.  JBR filed its opening appeal brief on November 17, 2014.  The Company filed its answering brief on February 17, 2015, and JBR filed its reply brief on March 3, 2015.  The Court of Appeals has not yet indicated whether oral argument will be heard.

Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014.  The Company filed motions to dismiss these complaints and the complaints in the TreeHouse and JBR actions on October 6, 2014.  On November 25, 2014, all plaintiffs filed amended complaints and on February 2, 2015 the Company again moved to dismiss.  Plaintiffs filed opposition briefs on April 10, 2015, and the Company’s reply briefs are due May 11, 2015.

On September 30, 2014, a statement of claim was filed against the Company and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P. (“Club Coffee”), a Canadian manufacturer of single-serve beverage pods, claiming damages of $600 million and asserting a breach of competition law and false and misleading statements by the Company.  On October 21, 2014, Club Coffee filed an amended statement of claim against the Company and Keurig Canada Inc. claiming the same amount of damages as in the original statement of claim and asserting essentially the same breaches of competition law and false and misleading statements by the Company.  On January 12, 2015, the Company and Keurig Canada Inc. served Club Coffee with notice of motion for a motion to strike the claims made by Coffee Club for failure to state a reasonable cause of action.

The Company intends to vigorously defend all of the pending lawsuits.  At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Product Liability

In November 2014, the Company informed the U.S. Consumer Product Safety Commission (“CPSC”) and Health Canada that it identified a potential issue involving certain Keurig MINI Plus (non-reservoir) brewers (K10 and B31 models), where on very rare occasions, hot liquid could escape the brewer.  On December 23, 2014 the Company issued a recall for its Keurig MINI Plus brewers and on April 17, 2015 the CPSC notified the Company that it had commenced a routine investigation of the recall.  These actions did not materially change the Company’s estimate for the reserve or the anticipated insurance recovery; however, as the total charge recorded to date is based on estimates, the Company’s ultimate liability and recovery may exceed or be less than the amounts recorded.  Based on current information known to the Company, the Company believes that this issue will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income attributable to Keurig	$155,479	$162,084	$290,058	$300,311
Denominator:
Basic weighted-average shares outstanding	158,969,696	153,945,441	160,575,947	151,552,422
Effect of dilutive securities	1,663,741	3,517,655	1,786,627	2,973,327
Diluted weighted-average shares outstanding	160,633,437	157,463,096	162,362,574	154,525,749

Basic net income per common share	$0.98	$1.05	$1.81	$1.98
Diluted net income per common share	$0.97	$1.03	$1.79	$1.94

For the thirteen weeks ended March 28, 2015 and March 29, 2014, shares related to equity-based compensation of approximately 250,000 and 419,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the twenty-six weeks ended March 28, 2015 and March 29, 2014, shares related to the equity-based compensation of approximately 167,000 and 602,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Overview

We believe that we are a leader in specialty coffee, coffeemakers, teas and other beverages in the United States and Canada.  We consider ourselves an innovative, technology-driven, values-based personal beverage system company.  Our multi-brand beverage and brewer portfolio is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home.  We develop and sell a variety of Keurig® brewers, and produce and sell specialty coffee and other specialty beverages in pods (including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other beverages) for use with our Keurig® hot brewing systems.  We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.

Products

Pods

We offer pods (previously referred to as portion packs) of varying sizes including single-serve K-Cup®, Vue® and Rivo® pods as well as multi-serve K-Carafe™ pods capable of producing a three to four cup carafe and Bolt™ pods capable of producing a 64 ounce carafe.  We offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends.  We also procure Robusta bean coffee for use in certain blends.  We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences.  We manufacture and sell pods of our own brands and participating brands through licensing and manufacturing agreements.  We offer brand choice such as Caribou Coffee®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers®, Folgers Gourmet Selections®, Gloria Jean’s®, Kirkland Signature™, Krispy Kreme®, Lavazza®, Millstone®, Newman’s Own® Organics Peet’s Coffee & Tea, and Starbucks®.  The Company has licensing agreements for tea with Unilever North America (Lipton®), Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), Good Earth® Corporation and Tetley® USA, Inc. (Good Earth® and Tetley® branded teas), R. C. Bigelow, Inc. (Bigelow® branded teas), Snapple Beverage Corp. (Snapple® branded teas), Starbucks Corporation (Tazo® and Teavana®) and Associated British Foods plc (Twinings of London®) for manufacturing, distribution, and sale of pods.

In addition to coffee and tea, we also produce and sell pods for lemonade and hot apple cider under our Green Mountain Naturals™ brand, iced fruit brews under our Vitamin Burst™ brand, cocoa and other dairy-based beverages under our Café Escapes™ brand, and cocoa under the Swiss Miss® brand.

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

In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with “Keurig® Brewed”.  Licensees include Jarden Consumer Solutions selling a “Mr. Coffee®” branded brewer, Conair Corporation selling a “Cuisinart®” branded brewer and GE Appliances selling a “GE Café™” series refrigerator with Keurig® K-Cup® brewing system branded brewer.

We offer a variety of accessories for the Keurig® Brewing platforms including K-Cup®, Vue®, Rivo®, K-Carafe™, and Bolt™ pod storage racks, baskets, and brewer carrying cases.  We also sell other coffee-related equipment and accessories, gift assortments, hand-crafted items from coffee-source countries and gourmet food items covering a wide range of price points.

Other Products and Royalties

We sell coffee in other package types in addition to pods such as bagged coffee and cans (for the grocery and mass channels) and fractional packages and ancillary products (for the office coffee and food service channels).  We also earn royalties from licensees under various licensing agreements.

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

Our growth strategy involves using our consumer insights to develop innovative new brewing systems and beverages; continually improving and refining our current systems and beverages; and, developing and managing marketing programs to drive Keurig® Brewing system adoption in order to generate ongoing demand for pods.  We currently target opportunities primarily in American and Canadian households, foodservice, educational and office locations.  Over the longer term, we also will work to expand our addressable opportunity globally.  As part of our strategy, we work to sell our at-home hot system brewers at attractive price points which are approximately at cost, or at a loss when factoring in the incremental costs related to sales, in order to drive the sales of profitable pods.  As we introduce new innovative beverage systems such as the Keurig® 2.0 Beverage System or Keurig® Kold beverage system, we expect to experience higher appliance costs as we scale the related manufacturing processes followed by lower appliance cost structures as the supply chain creates more efficient manufacturing processes.  During the early years of the launch of these innovative new beverage systems, we will continue to sell the at-home appliances at attractive price points which we expect will result in selling these new innovative at-home appliances at a loss prior to factoring in the incremental costs related to these sales.

In addition, we have license agreements with Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers) and Conair Corporation (producer of Cuisinart® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

In recent years, our growth has been driven predominantly by an increase in adoption of Keurig® hot brewing systems, which include both the brewer and the related pods.  In fiscal 2014, approximately 94% of our consolidated net sales were attributed to the combination of pods and Keurig® brewers and related accessories.

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

3                Choice—with many single serve beverage brands across multiple beverage categories, Keurig offers more than 400 individual varieties, allowing consumers to enjoy and explore a wide range of beverages.  In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, in pods.

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

Expanding beverage choice through both our owned and partner brand offerings.  We have continued expanding consumer choice in the Keurig® Brewing system by entering into or extending a number of business relationships across multiple channels and geographies for use with Keurig® brewers.  Expanded or new brand offerings and partnerships in fiscal 2015 for the Keurig® hot brewing system include a partnership with Community Coffee Company, an acquisition of the Laughing Man Coffee and Tea brand from Laughing Man Worldwide, LLC to bring a selection of gourmet coffees and teas to Keurig® brand pods beginning in spring 2015, an expanded ten year partnership with Caribou Coffee for the manufacturing, marketing, distribution, and sale of Caribou Coffee in Keurig® pod formats and a multi-year manufacturing and distribution agreement with Reily Foods Company for New England® brand coffee, New Orleans Famous French Market Since 1890® brand coffee, and Luzianne® brand iced tea pods.  We believe these new brand and product offerings fuel excitement for current Keurig® brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the Keurig® Brewing system.  These relationships are established with careful consideration of potential economics.  We expect to continue to enter into these mutually beneficial relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® Brewing system awareness and household adoption, in part through the participating brands’ advertising and merchandising activities.

Expanding in current channels.  We have identified and are targeting specific opportunities within our existing channels, specifically the AFH channel, including food service, workplace, higher education and hospitality locations.

These are areas where we have substantial room to grow, considering we are currently in less than one percent of food service outlets.  Additionally, in the AH channel, we expanded our partnership with The J.M. Smucker Company by signing agreements in the second quarter of fiscal 2015 for the manufacturing, marketing, distribution and sale of Dunkin’ K-Cup® pods at retailers nationwide in the U.S. and Canada, and online.

Launching new, innovative beverage system technologies and platforms.  We are also focused on continued innovation in both hot and cold beverage systems.  Some of our recent initiatives and planned product introductions include:

•                  The introduction of Keurig® 2.0, our next generation at-home hot beverage system.  Keurig® 2.0 is the first Keurig® brewer to brew both a single cup and up to a four-cup carafe from a Keurig® brand pod providing Keurig® consumers with even greater beverage choice with the same Keurig simplicity and convenience they expect from Keurig.  Keurig® 2.0 is also the first Keurig® brewer to feature Keurig® 2.0 Brewing Technology™, which enables the brewer to recognize the inserted Keurig® pod and optimize to the recommended, customized setting for that particular beverage.  The Keurig® 2.0 Brewing Technology™ ensures that the Keurig® 2.0 system delivers on the promise of excellent quality beverages, produced simply and consistently, every single time;

•                  An estimated launch of the Keurig® Kold beverage system in fall 2015.  Keurig® Kold will deliver freshly prepared cold carbonated, sparkling and still beverages.  During the first quarter of fiscal 2015, we announced an agreement with Dr Pepper Snapple Group to develop and manufacture a selection of Dr Pepper Snapple Group’s iconic brands for use in the Keurig® Kold beverage system in the United States and Canada.

•                  During fiscal 2014, we announced the first significant partnership related to the Keurig® Kold beverage system: a ten-year agreement to collaborate on the development and introduction of The Coca-Cola Company’s® global brand portfolio for use in the Keurig® Kold beverage system.  Under the global strategic agreement, Keurig and The Coca-Cola Company will cooperate to bring the Keurig® Kold beverage system to consumers around the world.

Continuing international expansion.  We are planning to launch our Keurig® hot system global platform in targeted countries outside of North America.  In fiscal 2014, we launched a Keurig® brewer in the AFH channel in the United Kingdom.

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

Management is focused on executing our growth strategy to drive Keurig® hot beverage brewer adoption in households and offices in the U.S. and Canada in order to generate ongoing demand for pods.

We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices.

For the second quarter of fiscal 2015, our net sales increased 2% to $1,127.1 million as compared to net sales of $1,103.1 million in the second quarter of fiscal 2014 (“the prior year period”).  Gross profit for the second quarter of fiscal 2015 was $458.8 million, or 40.7% of net sales, as compared to $457.4 million, or 41.5% of net sales for the prior year period.  For the second quarter of fiscal 2015, selling, operating, and general and administrative expenses (“SG&A”) increased 9.1% to $214.8 million from $196.9 million for the prior year period.

As a percentage of sales, SG&A expenses increased to 19.1% in the second quarter of fiscal 2015 from 17.9% in the prior year period.  Our operating margin declined to 21.6% in the second quarter of fiscal 2015 from 23.6% in the prior year period.

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

We generated $368.0 million in cash from operating activities during the twenty-six weeks ended March 28, 2015 as compared to $593.6 million during the twenty-six weeks ended March 29, 2014.  We used cash during the twenty-six weeks ended March 28, 2015 primarily to repurchase shares of our common stock for $918.4 million, fund capital expenditures of $234.8 million, acquire Bevyz for $180.7 million, net of cash acquired, and pay dividends of $87.2 million.

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

Acquisition

On December 18, 2014, we completed the acquisition of 100% of the outstanding equity of MDS Global Holding p.l.c. (“Bevyz”), a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired.  Prior to the acquisition, we owned approximately 15% of the outstanding equity of Bevyz.  We currently intend to hold the rights to the technology acquired to prevent others from using such technology.

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Twenty-six weeks ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.3%	58.5%	63.3%	63.0%
Gross profit	40.7%	41.5%	36.7%	37.0%

Selling and operating expenses	12.1%	11.3%	12.4%	11.8%
General and administrative expenses	7.0%	6.5%	6.0%	5.7%
Operating income	21.6%	23.6%*	18.3%	19.6%*

Other income, net	0.0%	0.1%	0.0%	0.1%
Gain on financial instruments, net	0.3%	0.3%	0.3%	0.3%
Loss on foreign currency, net	(0.8)%	(0.8)%	(0.7)%	(0.8)%
Interest expense	0.0%	(0.3)%	(0.1)%	(0.2)%
Income before income taxes	21.2%*	22.9%	17.8%	18.9%*

Income tax expense	(7.4)%	(8.2)%	(6.3)%	(6.9)%
Net income	13.8%	14.7%	11.5%	12.1%*

Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%

Net income attributable to Keurig	13.8%	14.7%	11.5%	12.1%

* Does not sum due to rounding.

Segment Summary

Net sales and operating income (loss) for each of our operating segments and corporate-unallocated are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Domestic	$1,000.5	$970.3	$2,216.0	$2,162.1
Canada	126.6	132.8	297.5	327.6
Total net sales	$1,127.1	$1,103.1	$2,513.5	$2,489.7

	Operating income (loss) (in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Domestic	$268.9	$278.0	$505.5	$510.8
Canada	18.4	20.8	40.0	52.7
Corporate-Unallocated	(43.3)	(38.3)	(85.6)	(76.4)
Total operating income	$244.0	$260.5	$459.9	$487.1

Thirteen weeks ended March 28, 2015 as compared to the thirteen weeks ended March 29, 2014

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	March 28,	March 29,	$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Pods	$956.6	$898.2	$58.4	7%
Brewers and accessories	106.4	137.6	(31.2)	(23)%
Other products	64.1	67.3	(3.2)	(5)%
Total net sales	$1,127.1	$1,103.1	$24.0	2%

Net sales for the second quarter of fiscal 2015 increased by $24.0 million, or 2%, to $1,127.1 million as compared to the prior year period.  The 2% increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1 percentage point.

The primary drivers of the change in our net sales for the second quarter of fiscal 2015 as compared to the prior year period were a $58.4 million, or 7%, increase in total pod net sales which was partially offset by (i) a $31.2 million, or 23%, decrease in Keurig® brewer and accessory net sales and (ii) a $3.2 million, or 5%, decrease in other product net sales.

The increase in pod net sales for the second quarter of fiscal 2015 as compared to the prior year period was driven by (i) an approximate 14 percentage point increase due to volume (all pod volume measures now based on equivalent servings used to reflect our physical volume with respect to pods as we now offer different pod sizes) and (ii) an approximate 1 percentage point increase due to net price realization, both of which were partially offset by (i) an approximate 7 percentage point decrease due to pod mix and (ii) a roughly 1 percentage point decrease due to the impact of foreign currency exchange rates.  During the second quarter of fiscal 2015, the negative mix was attributable to the fact that we sold proportionately more pods to brand owners, where there is a lower wholesale selling price, than to retailers and consumers, where there is a higher wholesale average selling price.  We anticipate the change in net sales due to pod mix to fluctuate over time, and, as we anticipate adding more brand owners, we believe this negative mix trend may continue.

The $31.2 million decrease in brewer and accessory net sales for the second quarter of fiscal 2015 period as compared to the prior year period was driven by a $26.5 million decrease in brewer net sales and a $4.7 million decrease in accessory net sales.  The decrease in brewer net sales was primarily driven by (i) an approximate 22 percentage point decrease as compared to the prior year period due to lower volume, driven by high inventory levels at retail which negatively impacted shipments in the quarter and a difficult year ago comparison, (ii) an approximate 1 percentage point decrease due to brewer net price realization, and (iii) a roughly 1 percentage point decrease due to the impact of foreign currency exchange rates, partially offset by an approximate 2 percentage point increase due to brewer product mix.

Net sales of other products decreased $3.2 million, or 5%, for the second quarter of fiscal 2015 as compared to the prior year period primarily due to the continuing demand shift from traditional coffee package format to pods.

Domestic

Domestic segment net sales increased by $30.2 million, or 3%, to $1,000.5 million in the second quarter of fiscal 2015 as compared to $970.3 million in the prior year period.  The increase was due primarily to (i) a $61.1 million, or 7% increase related to net sales of pods and (ii) a $1.0 million or 4% increase related to net sales of other products, partially offset by a $31.8 million, or 25%, decrease related to net sales of brewers and accessories.

Canada

Canada segment net sales decreased by $6.2 million, or 5%, to $126.6 million in the second quarter of fiscal 2015 as compared to $132.8 million in the prior year period.  Excluding a $14.2 million, or 11%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales increased by $8.0 million primarily due to (i) a $5.9 million, or 7% increase in net sales of pods, (ii) a $1.7 million, or 21% increase in net sales of Keurig® brewers and accessories and (iii) a $0.4 million, or 1%, increase in other products such as coffee sold in traditional package formats.

Gross Profit

Gross profit for the second quarter of fiscal 2015 was $458.8 million, or 40.7% of net sales as compared to $457.4 million, or 41.5% of net sales, in the prior year period.  The change in gross profit in the second quarter of fiscal 2015 compared to the prior year period was primarily attributable to (i) a decrease of approximately 220 basis points related to higher obsolescence expense of finished goods including a $10 million write-off of Rivo® brewers due to lower than anticipated sales, (ii) a decrease of approximately 180 basis points related to unfavorable green coffee costs, (iii) a decrease of approximately 80 basis points related to pod product mix, and (iv) a decrease of approximately 60 basis points related to brewer product mix, partially offset by (i) an increase of approximately 260 basis points related to a shift in sales mix between pods, brewers and accessories and other products, (ii) an increase of approximately 100 basis points related to decreased pod packaging material cost, and (iii) an increase of approximately 100 basis points due to logistics productivity.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased by 9% to $214.8 million in the second quarter of fiscal 2015 from $196.9 million in the prior year period.  SG&A expenses as a percentage of net sales increased to 19.1% in the second quarter of fiscal 2015 from 17.9% in the prior year period.  The increase in SG&A over the prior period was primarily attributable to increases of (i) IT related expenses, (ii) higher expenses associated with supporting call centers and (iii) research and development expenses including significant investments in the forthcoming Keurig® Kold beverage system.

Segment Operating Income (Loss)

Operating income for the Domestic segment decreased by $9.1 million, or 3%, for the second quarter of fiscal 2015 as compared to the prior year period which was primarily attributable to increases in SG&A, offset by a shift in sales mix between pods, brewers and accessories and other products.  Operating income for the Canada segment decreased by $2.4 million, or 12%, for the second quarter of fiscal 2015 as compared to the prior year period which was primarily attributable to the unfavorable impact of foreign exchange rates.  The operating loss for Corporate - Unallocated increased by $5.0 million, or 13%, for the second quarter of fiscal 2015 as compared to the prior year period which was primarily attributable to increased employee compensation expenses.

Gain on Financial Instruments, Net

We recorded $3.6 million in net gains on financial instruments not designated as hedges for accounting purposes during the second quarter of fiscal 2015 as compared to $2.9 million in net gains during the prior year period.  The net gains were attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Loss on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the second quarter of fiscal 2015, we incurred net foreign currency losses of approximately $8.8 million as compared to net losses of $8.7 million during the prior year period.  The net foreign currency losses were primarily related to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $0.3 million in the second quarter of fiscal 2015, as compared to $3.0 million in the prior year period.  The decrease in interest expense was primarily due to an increase in capitalized interest relating to the investment in Keurig® Kold assets and facilities.

Income Taxes

Our effective income tax rate was 34.8% for the second quarter of fiscal 2015 as compared to a 35.8% effective tax rate for the prior year period.  The effective tax rate for the prior year period was primarily impacted by the release of a $3.4 million uncertain tax position due to the expiration of the statute of limitations applicable to that position, and a $3.6 million stock option deduction.  The effective tax rate for the second quarter of fiscal 2015 was impacted primarily by discrete items including a $3.2 million reduction in tax due inter-company transfer pricing and a $2.3 million reduction in tax related to qualified inventory donations.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended March 28, 2015 and March 29, 2014 (in thousands, except per share data):

	Thirteen weeks ended
	March 28, 2015	March 29, 2014
Net income attributable to Keurig	$155,479	$162,084
After tax:
Expenses related to SEC inquiry(1)	31	348
Amortization of identifiable intangibles(2)	9,884	7,334
Expenses related to antitrust litigation(3)	607	—
Non-GAAP net income attributable to Keurig	$166,001	$169,766

	Thirteen weeks ended
	March 28, 2015	March 29, 2014
Diluted income per share (EPS)	$0.97	$1.03
After tax:
Expenses related to SEC inquiry(1)	0.00	0.00
Amortization of identifiable intangibles(2)	0.06	0.05
Expenses related to antitrust litigation(3)	0.00	—
Non-GAAP EPS	$1.03	$1.08

(1)         Represents legal and accounting expenses, net of income taxes of $0.0 million and $0.2 million for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 14, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.2 million and $3.5 million for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(3)         Represents legal expenses, net of income taxes of $0.3 million and $0.0 million for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively, related to antitrust litigation classified as general and administrative expense.  See Note 14, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

Twenty-six weeks ended March 28, 2015 as compared to the twenty-six weeks ended March 29, 2014

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Twenty-six weeks ended
	March 28,	March 29,	$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Pods	$1,968.9	$1,829.5	$139.4	8%
Brewers and accessories	414.0	512.7	(98.7)	(19)%
Other products	130.6	147.5	(16.9)	(11)%
Total net sales	$2,513.5	$2,489.7	$23.8	1%

Net sales for the twenty-six weeks ended March 28, 2015 (the “2015 YTD period”) increased by $23.8 million, or 1%, to $2,513.5 million, as compared to $2,489.7 million reported for the twenty-six weeks ended March 29, 2014 (“the prior YTD period”).  The 1% increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1%.

The primary drivers of the 1% increase in our net sales as compared to the prior YTD period were a $139.4 million, or 8%, increase in total pod net sales which was partially offset by (i) a $98.7 million, or 19%, decrease in Keurig® brewer and accessory sales and (ii) a $16.9 million, or 11%, net decrease in other products.

The increase in pod net sales as compared to the prior YTD period was driven by (i) an approximate 14 percentage point increase due to volume and (ii) an approximate 2 percentage point increase due to net price realization both of which were partially offset by (i) an approximate 7 percentage point decrease due to sales mix and (ii) an approximate 1 percentage point decrease due to the impact of foreign currency exchange rates.  During the YTD period, the negative mix was attributable to the fact that we sold proportionately less pods of our owned brands to retailers and consumers, where there is a higher wholesale selling price, than to brand owners, where there is a lower wholesale average selling price.  We anticipate this decrease in net sales due to mix change to fluctuate over time, and, as we anticipate adding more brand owners, we believe this negative mix trend may continue.

The decrease in brewer and accessory net sales as compared to the prior YTD period was primarily driven by a $91.1 million decrease in brewer net sales, partially offset by a $7.6 million decrease in accessory net sales.  The decrease in brewer net sales was primarily driven by (i) an approximate 15 percentage point decrease due to lower volume compared to the prior YTD period driven largely by weaker sales of MINI Plus brewers and higher inventory levels at retail at the end of the first quarter of fiscal 2015 which negatively impacted shipments for the second quarter of fiscal 2015 and will continue to impact shipments for the remainder of the fiscal year, and (ii) an approximate 7 percentage point decrease due to net price realization, partially offset by a 3 percentage point increase due to sales mix.

Net sales of other products decreased $16.9 million, or 11%, as compared to the prior YTD period primarily due to the continuing demand shift from traditional coffee package format to pods.

Domestic

Domestic segment net sales increased by $53.9 million, or 2%, to $2,216.0 million in the 2015 YTD period as compared to $2,162.1 million in the prior YTD period.  The increase was due primarily to a $140.1 million, or 8%, increase related to sales of pods.

Canada

Canada segment net sales decreased by $30.1 million, or 9%, to $297.5 million in the 2015 YTD period, as compared to $327.6 million in the prior YTD period.  Excluding a $27.3 million, or 8%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales decreased by $2.8 million primarily due to (i) a $14.8 million, or 28%, decrease in net sales of Keurig® brewers and accessories primarily attributable to sales volumes and (ii) a $3.2 million, or 3%, decrease in net sales of other products, such as coffee sold in traditional package formats.

This was partially offset by a $15.2 million, or 9%, increase related to net sales of pods, driven by a demand shift from coffee sold in traditional package formats to pods.

Gross Profit

Gross profit for the 2015 YTD period was $922.9 million, or 36.7% of net sales, as compared to $921.5 million, or 37.0% of net sales, in the prior year period.  The decrease in gross profit as compared to the prior YTD period was primarily attributable to (i) a decrease of approximately 190 basis points due brewer product mix, (ii) a decrease of approximately 110 basis points related to higher obsolescence expense of finished goods including a $10 million write-off of Rivo® brewers due to lower than anticipated sales, and (iii) a decrease of approximately 100 basis points due to pod product mix partially offset by (i) an increase of approximately 310 basis points due to a shift in sales mix between pods, brewers and accessories and other products, and (ii) an increase of approximately 80 basis points due to decreased pod packaging material cost.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased 7% to $463.0 million in the 2015 YTD period from $434.4 million in the prior YTD period.  SG&A expenses as a percentage of net sales increased to 18.4% in the 2015 YTD period from 17.4% in the prior YTD period.  The increase in SG&A over the prior YTD period was primarily attributable to increases of (i) IT related expenses, (ii) higher expenses associated with supporting call centers and (iii) research and development expenses including significant investments in the forthcoming Keurig® Kold beverage system.

Segment Operating Income (Loss)

Operating income for the Domestic segment decreased by $5.3 million, or 1%, as compared to the prior YTD period which was primarily attributable to increases in SG&A, offset by a shift in sales mix between pods, brewers and accessories and other products.  Operating income for the Canada segment decreased by $12.7 million, or 24%, as compared to the prior YTD period which was primarily attributable to a decrease in brewer sales volumes and the impact of unfavorable fluctuations in foreign exchange rates.  The operating loss for Corporate - Unallocated increased by $9.2 million, or 12.0%, as compared to the prior YTD period which was primarily attributable to professional fees associated with our antitrust litigation and employee compensation expenses.

Gain on Financial Instruments, Net

We recorded $6.9 million in net gains on financial instruments not designated as hedges for accounting purposes during the 2015 YTD period as compared to $7.5 million in net gains during the prior YTD period.  For both the 2015 and prior YTD periods, the net gains were attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Loss on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the 2015 YTD period, we incurred a net foreign currency loss of $17.9 million as compared to a net loss of $19.3 million during the prior YTD period.  The net foreign currency losses were primarily attributable to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $1.4 million in the 2015 YTD period, as compared to $5.6 million in the prior YTD period.  The decrease in interest expense was primarily due to an increase in capitalized interest related to the investment in Keurig® Kold assets and facilities.

Income Taxes

Our effective income tax rate was 35.2% for the 2015 YTD period, as compared to a 36.2% effective income tax rate in the prior YTD period.  The effective tax rate for the prior year period was primarily a result of the release of a $3.4 million uncertain tax position due to the expiration of the statute of limitations and $4.1 million of stock option deduction.  The effective tax rate for the current year period has been primarily impacted by discrete items, including a $3.2 million reduction in tax due to inter-company transfer pricing, a $2.9 million reduction in tax related to qualified inventory donations, a $2.0 million stock option deduction and state tax credits of $1.4 million.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the twenty-six weeks ended March 28, 2015 and March 29, 2014 (in thousands, except per share data):

	Twenty-six weeks ended
	March 28, 2015	March 29, 2014
Net income attributable to Keurig	$290,058	$300,311
After tax:
Expenses related to SEC inquiry(1)	927	584
Amortization of identifiable intangibles(2)	16,792	14,976
Expenses related to antitrust litigation(3)	2,087	—
Non-GAAP net income attributable to Keurig	$309,864	$315,871

	Twenty-six weeks ended
	March 28, 2015	March 29, 2014
Diluted income per share	$1.79	$1.94
After tax:
Expenses related to SEC inquiry(1)	0.01	0.00
Amortization of identifiable intangibles(2)	0.10	0.10
Expenses related to antitrust litigation(3)	0.01	—
Non-GAAP net income per share	$1.91	$2.04

(1)         Represents legal and accounting expenses, net of income taxes of $0.5 million and $0.3 million for the twenty-six weeks ended March 28, 2015 and March 29, 2014, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 14, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $6.4 million and $7.0 million for the twenty-six weeks ended March 28, 2015 and March 29, 2014, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(3)         Represents legal expenses, net of income taxes of $1.1 million and $0.0 million for the twenty-six weeks ended March 28, 2015 and March 29, 2014, respectively, related to antitrust litigation classified as general and administrative expense.  See Note 14, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

Liquidity and Capital Resources

We have principally funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities, proceeds from sales of our common stock, borrowings under our credit facilities and capital lease and financing obligations.  At March 28, 2015, we had $534.1 million in outstanding debt and capital lease and financing obligations and $930.2 million of working capital (including cash assets of $127.0 million representing cash and cash equivalents and restricted cash and cash equivalents).  At September 27, 2014, we had $278.5 million in outstanding debt and capital lease and financing obligations and $1,602.5 million of working capital (including cash assets of $861.6 million representing cash and cash equivalents, restricted cash and cash equivalents and a short-term investment in a certificate of deposit).

Our cash and cash equivalents total $97.6 million and $761.2 million as of March 28, 2015, and September 27, 2014, respectively.  We actively manage our cash and cash equivalents and short-term investment in order to internally fund our operating needs, make scheduled interest and principal payments on our borrowings, invest in our innovation pipeline and business growth opportunities, and return cash to shareholders through common stock cash dividend payments and share repurchases.

With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings.  If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material.  Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.  As of March 28, 2015, we had $65.4 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations.

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities during the twenty-six weeks ended March 28, 2015 was $368.0 million as compared to $593.6 million for the prior year period.  We generated $290.3 million in net income for the twenty-six weeks ended March 28, 2015.  We incurred non-cash expenses of $124.9 million related to depreciation and amortization and $63.3 million in charges related to our provision for sales returns.  Other significant changes in working capital affecting net cash provided by operating activities were a decrease in accounts payable and accrued expenses of $197.6 million primarily due to the payment for our inventory and the payment of our 2014 short-term incentive compensation and a change in income tax receivable/payable, net resulting in a decrease in net cash provided by operating activities of $49.2 million, offset by a decrease in inventories of $99.5 million.

Investing Activities:

Investing activities primarily included $180.7 million of cash used in the acquisition of Bevyz and $234.8 million of capital expenditures primarily related to supporting new product platforms.

Capital expenditures were $234.8 million for the twenty-six weeks ended March 28, 2015 as compared to $119.0 million for the prior year period.  Capital expenditures incurred on an accrual basis during the twenty-six weeks ended March 28, 2015 consisted primarily of $157.4 million related to new product platforms, $19.7 million related to information technology infrastructure and systems, $18.5 million related to increasing packaging capabilities for Keurig® beverage platforms and $15.8 million related to facilities and related infrastructure.  In fiscal 2015, we currently expect to invest between $425.0 million to $475.0 million in capital expenditures to support our future growth.

Financing Activities:

Cash used in financing activities for the twenty-six weeks ended March 28, 2015 totaled $716.2 million.  We used $918.4 million of cash to fund share repurchase activity under our existing authorized share repurchase programs, $87.2 million to pay common stock dividends and $9.4 million for repayments of long-term debt during the twenty-six weeks ended March 28, 2015.  This was offset with net cash of $265.0 million provided by our revolving line of credit.

Cash flows from operating and financing activities included a $20.5 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units and performance stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long Term Debt

Under our Amended and Restated Credit Agreement (“Restated Credit Agreement”), we maintain senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At March 28, 2015, we had $150.5 million outstanding under the term loan A facility, $265.0 million outstanding under the revolving credit facilities and $5.3 million in letters of credit with $729.7 million available for borrowing.  The Restated Credit Agreement also provides for an increase option for an aggregate amount of up to $500.0 million.

The term loan A facility requires quarterly principal repayments.  The term loan and revolving credit borrowings bear interest at a rate equal to an applicable margin plus, at our option, either (a) a eurodollar rate determined by reference to the cost of funds for deposits for the interest period and currency relevant to such borrowing, adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50%, (2) the prime rate announced by Bank of America, N.A. from time to time and (3) the eurodollar rate plus 1.00%.  The applicable margin under the Restated Credit Agreement with respect to the term loan A and revolving credit facilities is a percentage per annum varying from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for eurodollar rate loans, based upon our leverage ratio.  Our average effective interest rate on debt outstanding as of March 28, 2015 and September 27, 2014 was 2.4% and 3.7%, respectively, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities.

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

The Restated Credit Agreement requires us to comply on a quarterly basis with a consolidated leverage ratio and a consolidated interest coverage ratio.  At March 28, 2015, we were in compliance with these covenants.  In addition, the Restated Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

Interest Rate Swaps

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at March 28, 2015 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At March 28, 2015, we estimate we would have paid $2.0 million (gross of tax), if we terminated the interest rate swap agreements.  We designate the interest rate swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  Additional interest expense pursuant to the interest rate swap agreements incurred during the thirteen and twenty-six weeks ended March 28, 2015, was $0.7 million and $1.5 million, respectively.  Additional interest expense pursuant to the interest rate swap agreements incurred during the thirteen and twenty-six weeks ended March 29, 2014, was $0.8 million and $1.6 million, respectively.

Share Repurchases and Dividends

At various times our Board of Directors authorized the Company to repurchase a total of $2.5 billion of the Company’s common stock.  As of March 28, 2015, $264.5 million remained available for common stock repurchases.  Additional repurchases will be made with cash on hand, cash from operations and funds available through our existing credit facility.  See Note 12, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

On February 28, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”) pursuant to board authorized share repurchase programs.  The ASR allows us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, we agreed to purchase $700.0 million of our common stock, in total, with an initial delivery to us of 4,340,508 shares of our common stock by the Bank.  In the second quarter of fiscal 2015, the purchase period for the ASR ended and an additional 1,489,476 shares were delivered to us.  In total, 5,829,984 million shares were delivered under the ASR at an average repurchase price of $120.07 per share.  The shares were retired in the quarters they were delivered, and the up-front payment of $700 million was accounted for as a reduction to shareholders’ equity in our Consolidated Balance Sheet in the second quarter of fiscal 2014.

On March 3, 2015, we completed a repurchase of 5,231,991 shares of common stock from Luigi Lavazza S.p.A. (“Lavazza”) for an aggregate purchase price of $623.6 million.  The price per share was $119.18, which represented a 3.0% discount off the closing price of the Company’s common stock on February 20, 2015, which was the business day immediately preceding the entry into the stock repurchase agreement with Lavazza.

During the second quarter of fiscal 2015, we declared a quarterly dividend of $0.2875 per common share, or $44.3 million in the aggregate, payable on April 30, 2015 to shareholders of record on March 31, 2015.

On April 24, 2015, our Board of Directors declared the next regular quarterly cash dividend of $0.2875 per common share, payable on July 30, 2015, to shareholders of record as of the close of business on June 30, 2015.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

			Operating
	Long-Term	Interest	Lease	Capital Lease	Financing	Purchase
	Debt	Expense (1)	Obligations	Obligations(2)	Obligations(3)	Obligations(4)	Total
Remainder of 2015	$9,660	$5,014	$8,005	$1,934	$4,072	$495,237	$523,922
FY 2016 - FY 2017	405,291	5,068	23,470	8,254	19,546	647,075	1,108,704
FY 2018 - FY 2019	501	27	12,959	7,675	19,815	397,472	438,449
Thereafter	—	—	31,065	28,142	106,026	65,762	230,995
Total	$415,452	$10,109	$75,499	$46,005	$149,459	$1,605,546	$2,302,070

(1)         Based on rates in effect at March 28, 2015.

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

In addition, we have $14.3 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $6.6 million expiring through June 2016.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

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

							Total Debt
							Outstanding and
							average effective
	Remainder						interest rate at
	of 2015	2016	2017	2018	2019	Thereafter	March 28, 2015
Long-term debt:
Variable rate (in thousands)	$9,376	$274,687	$—	$—	$—	$—	$284,063
Average interest rate	1.7%	1.7%	—%	—%	—%	—%	1.7%
Fixed rate (in thousands)	$284	$130,295	$308	$322	$180	$—	$131,389
Average interest rate	4.0%	4.0%	4.0%	3.9%	3.9%	—%	4.0%

At March 28, 2015, we had $284.1 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $2.8 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $0.5 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On March 28, 2015, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps will terminate in November 2015.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts nine to twelve months prior to delivery, so that we can adjust our sales prices to the marketplace.  At March 28, 2015, we had approximately $426.0 million in green coffee purchase commitments, of which approximately 94% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  The effective portion of the hedges’ gains or losses resulting from changes in the fair value of the hedges are deferred in other comprehensive income, net of tax effects, until the hedged inventory sale is recognized in earnings, at which point the gains and losses are recognized as a cost of sales.  Any ineffective portion of the hedges’ gains or losses are recognized in the cost of sales in the period they occur.  When these commodity-based financial instruments are not classified as cash flow hedges, gain and losses are immediately recognized into cost of sales.  At March 28, 2015, we did not hold any outstanding coffee futures contracts.

At September 27, 2014, we held outstanding futures contracts covering 7.5 million pounds of coffee with a fair market value of $3.4 million, gross of tax.

At March 28, 2015, we were exposed to approximately $23.7 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $47.2 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 27, 2014.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at March 28, 2015 by approximately $2.4 million.

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

At March 28, 2015, we had approximately 9 months remaining on a CDN $50.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.

Movements in foreign currency exchange rates expose us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $26.0 million at March 28, 2015.  Based on our net un-hedged assets that are affected by movements in foreign currency exchange rates as of March 28, 2015, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $2.6 million.  In addition, at March 28, 2015 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $847.4 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $84.7 million with a corresponding charge to other comprehensive income (loss).

Item 4.  Controls and Procedures

As of March 28, 2015, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

We are continuing to migrate certain of our systems in the U.S. to SAP software.  This software implementation is part of an ongoing business transformation initiative, and we plan to continue implementing such software throughout our business over the course of the next few years.  In connection with the SAP implementation and resulting business process changes, we modified the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

Information required by this Item is contained in Note 14, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our fiscal 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Approximate
				Dollar Value of
			Total Number of Shares	Shares that May Yet
		Average Price	Purchased as Part of	Be Purchased Under
	Total Number of	Paid per	Publicly Announced	the Plans (Dollars in
Period(1)	Shares Purchased(2)(3)	Share	Plans(3)	thousands)
December 28, 2014 to January 24, 2015	352,400	$131.81	352,400	$1,055,475
January 25, 2015 to February 21, 2015	1,380,856	121.26	1,380,856	888,035
February 22, 2015 to March 28, 2015(4)	5,231,991	119.18	5,231,991	264,466
Total	6,965,247	120.23	6,965,247

(1)         Monthly information corresponds to our fiscal months during the second quarter of fiscal 2015.

(2)         All shares purchased during the period were made as part of plans approved by the Board of Directors in November 2013, to purchase up to $1.0 billion in Company shares, and in May 2014 to purchase up to an additional $1.0 billion in Company shares.  Under this program, the Company may purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions.

(3)         Does not include 1,489,476 shares received upon settlement of the February 2014 ASR.  In total, 5,829,984 shares were repurchased under the ASR at an average repurchase price of $120.07 per share.

(4)         Includes the privately negotiated repurchase of 5,231,991 shares of common stock from Lavazza on March 3, 2015 for an aggregate purchase price of $623.6 million.

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

101                           The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

Date:	5/6/2015	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date:	5/6/2015	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer and Treasurer