Form 10-Q
period 2015-06-27
KEURIG GREEN MOUNTAIN, INC.
filed 2015-08-05
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended June 27, 2015

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

As of July 30, 2015, 154,058,161 shares of common stock of the registrant were outstanding.

KEURIG GREEN MOUNTAIN, INC.

Form 10-Q

For the Thirteen Weeks Ended June 27, 2015

Part I.  Financial Information

Item 1.  Financial Statements

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 27, 2015	September 27, 2014
Assets
Current assets:
Cash and cash equivalents	$80,318	$761,214
Restricted cash and cash equivalents	243	378
Short-term investment	—	100,000
Receivables, less uncollectible accounts and return allowances of $36,186 and $66,120 at June 27, 2015 and September 27, 2014, respectively	441,273	621,451
Inventories	688,695	835,167
Income taxes receivable	26,344	—
Other current assets	98,950	69,272
Deferred income taxes, net	62,203	58,038
Total current assets	1,398,026	2,445,520

Fixed assets, net	1,324,408	1,171,425
Intangibles, net	454,786	365,444
Goodwill	773,825	755,895
Deferred income taxes, net	233	131
Long-term restricted cash	24,967	—
Other long-term assets	18,242	58,892

Total assets	$3,994,487	$4,797,307

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$302	$19,077
Current portion of capital lease and financing obligations	3,184	2,226
Accounts payable	264,860	411,107
Accrued expenses	207,305	305,677
Income tax payable	—	53,586
Dividend payable	44,281	40,580
Deferred income taxes, net	270	340
Other current liabilities	4,521	10,395
Total current liabilities	524,723	842,988

Long-term debt, less current portion	295,205	140,937
Capital lease and financing obligations, less current portion	114,819	116,240
Deferred income taxes, net	208,140	202,936
Other long-term liabilities	53,277	23,085

Commitments and contingencies

Redeemable noncontrolling interests	4,466	12,440

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 154,021,260 and 162,318,246 shares at June 27, 2015 and September 27, 2014, respectively	15,402	16,232
Additional paid-in capital	962,349	1,808,881
Retained earnings	1,964,095	1,687,619
Accumulated other comprehensive loss	(147,989)	(54,051)
Total stockholders’ equity	2,793,857	3,458,681

Total liabilities and stockholders’ equity	$3,994,487	$4,797,307

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$969,525	$1,022,371	$3,483,067	$3,512,113
Cost of sales	620,265	577,779	2,210,877	2,146,042
Gross profit	349,260	444,592	1,272,190	1,366,071

Selling and operating expenses	115,040	127,855	427,902	421,075
General and administrative expenses	72,861	85,390	223,025	226,537
Operating income	161,359	231,347	621,263	718,459

Other income, net	1,997	253	2,347	1,935
(Loss) gain on financial instruments, net	(1,814)	(2,843)	5,110	4,618
Gain (loss) on foreign currency, net	1,706	8,849	(16,178)	(10,423)
Interest expense	(386)	(2,441)	(1,754)	(8,056)
Income before income taxes	162,862	235,165	610,788	706,533

Income tax expense	(49,156)	(79,789)	(206,822)	(250,369)
Net income	$113,706	$155,376	$403,966	$456,164

Net income attributable to noncontrolling interests	85	225	287	702

Net income attributable to Keurig	$113,621	$155,151	$403,679	$455,462

Net income attributable to Keurig per common share:
Basic	$0.74	$0.95	$2.55	$2.93
Diluted	$0.73	$0.94	$2.52	$2.88

Cash dividends declared per common share	$0.2875	$0.25	$0.8625	$0.75

Weighted-average common shares outstanding:
Basic	154,052,575	162,695,801	158,402,095	155,267,136
Diluted	155,597,520	164,693,146	160,106,729	157,922,095

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	June 27, 2015			June 28, 2014
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$113,706			$155,376
Other comprehensive income (loss):
Cash flow hedges:
Unrealized losses arising during the period	$(93)	$(9)	$(102)	$(593)	$183	$(410)
(Gains) losses reclassified to net income	(3,441)	1,391	(2,050)	2,491	(1,023)	1,468
Foreign currency translation adjustments	19,874	—	19,874	24,094	—	24,094
Other comprehensive gain	$16,340	$1,382	$17,722	$25,992	$(840)	$25,152
Total comprehensive income			131,428			180,528
Total comprehensive income attributable to noncontrolling interests			188			795
Total comprehensive income attributable to Keurig			$131,240			$179,733

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirty-nine weeks ended			Thirty-nine weeks ended
	June 27, 2015			June 28, 2014
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$403,966			$456,164
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains arising during the period	$209	$(97)	$112	$17,663	$(7,150)	$10,513
(Gains) losses reclassified to net income	(11,059)	4,457	(6,602)	3,933	(1,604)	2,329
Foreign currency translation adjustments	(87,446)	—	(87,446)	(22,150)	—	(22,150)
Other comprehensive loss	$(98,296)	$4,360	$(93,936)	$(554)	$(8,754)	$(9,308)
Total comprehensive income			310,030			446,856
Total comprehensive income attributable to noncontrolling interests			288			219
Total comprehensive income attributable to Keurig			$309,742			$446,637

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Thirty-nine Weeks Ended June 27, 2015

(Dollars in thousands)

	Common stock		Additional paid-	Retained	Accumulated other comprehensive	Stockholders’
	Shares	Amount	in capital	earnings	loss	equity
Balance at September 27, 2014	162,318,246	$16,232	$1,808,881	$1,687,619	$(54,051)	$3,458,681
Options exercised	464,261	46	10,632	—	—	10,678
Restricted stock awards and units	196,705	20	(20)	—	—	—
Issuance of common stock under employee stock purchase plan	82,479	8	7,932	—	—	7,940
Repurchase of common stock	(9,040,431)	(904)	(917,452)	—	—	(918,356)
Stock compensation expense	—	—	30,823	—	—	30,823
Tax benefit from equity-based compensation plans	—	—	21,084	—	—	21,084
Deferred compensation expense	—	—	469	—	—	469
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	7,923	—	7,923
Other comprehensive loss, net of tax	—	—	—	—	(93,938)	(93,938)
Net income attributable to Keurig	—	—	—	403,679	—	403,679
Cash dividends declared	—	—	—	(135,126)	—	(135,126)
Balance at June 27, 2015	154,021,260	$15,402	$962,349	$1,964,095	$(147,989)	$2,793,857

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine	Thirty-nine
	weeks ended	weeks ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$403,966	$456,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	154,338	159,189
Amortization of intangibles	35,768	32,628
Amortization of deferred financing fees	4,238	4,238
Unrealized (gain) loss on foreign currency, net	1,184	5,869
Loss (gain) on disposal of fixed assets	489	(603)
Provision for doubtful accounts	4,020	2,294
Provision for sales returns	86,999	65,853
Gain on derivatives, net	(12,968)	(2,082)
Excess tax benefits from equity-based compensation plans	(21,082)	(52,659)
Deferred income taxes	5,936	(1,206)
Deferred compensation and stock compensation	31,292	23,488
Other	2,199	1,020
Changes in assets and liabilities, net of acquisition:
Receivables	84,360	14,579
Inventories	137,718	34,433
Income tax receivable/payable, net	(59,324)	62,656
Other current assets	(30,166)	2,622
Other long-term assets, net	917	2,851
Accounts payable and accrued expenses	(222,979)	28,117
Other current liabilities	(1,084)	(10,419)
Other long-term liabilities	4,281	(5,264)
Net cash provided by operating activities	610,102	823,768

Cash flows from investing activities:
Change in restricted cash	135	90
Maturity of short-term investment	100,000	—
Acquisition, net of cash acquired	(180,698)	—
Capital expenditures for fixed assets	(338,124)	(221,887)
Purchase of long-term investment	—	(10,000)
Other investing activities	(1,353)	1,235
Net cash used in investing activities	(420,040)	(230,562)

Cash flows from financing activities:
Net change in revolving line of credit	150,000	—
Proceeds from sale of common stock	—	1,348,414
Proceeds from issuance of common stock under compensation plans	18,618	33,143
Repurchase of common stock	(918,356)	(997,386)
Excess tax benefits from equity-based compensation plans	21,082	52,659
Payments on capital lease and financing obligations	(2,193)	(1,444)
Repayment of long-term debt	(14,355)	(9,798)
Dividends paid	(131,425)	(77,705)
Other financing activities	(340)	(436)
Net cash (used in) provided by financing activities	(876,969)	347,447

Effect of exchange rate changes on cash and cash equivalents	6,011	2,966

Net (decrease) increase in cash and cash equivalents	(680,896)	943,619
Cash and cash equivalents at beginning of period	761,214	260,092
Cash and cash equivalents at end of period	$80,318	$1,203,711

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$42,792	$59,646
Dividends declared not paid at the end of each period	$44,281	$40,653
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$375	$33,821

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

2.    Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No.  2015-03 - Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements.  Under ASU 2015-03, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective retrospectively for interim and annual periods beginning after December 15, 2015.  The Company expects to adopt ASU 2015-03 beginning on September 25, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s financial condition or financial statement disclosures.

In April 2015, the FASB issued ASU No.  2015-05 - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (an update to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software ) (“ASU 2015-05”), which provides guidance on accounting for cloud computing fees.  If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent within the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract.  ASU 2015-05 is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015.  Retrospective application is permitted but not required.  Management is currently evaluating the impact of ASU 2015-05 on the consolidated financial statements.

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

The Domestic segment sells brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup®, Vue®, Rivo®, K-Carafe™, K-Mug™, and Bolt™ pods (“pods”, formerly referred to as portion packs) and coffee in more traditional packaging including bags and fractional packages to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through the Company’s website.  Substantially all of the Domestic segment’s distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the At Home (“AH”) channel.  The Domestic segment also earns royalty income from pods sold by a third-party licensed roaster.

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

The following tables summarize selected financial data for segment disclosures for the thirteen and thirty-nine weeks ended June 27, 2015 and June 28, 2014, respectively:

	Thirteen weeks ended June 27, 2015
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$847,922	$121,603	$—	$969,525

Operating income (loss)	$172,603	$25,850	$(37,094)	$161,359

Depreciation and amortization	$49,397	$12,820	$3,000	$65,217

Stock compensation	$5,128	$489	$3,715	$9,332

	Thirteen weeks ended June 28, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$881,102	$141,269	$—	$1,022,371

Operating income (loss)	$250,486	$24,781	$(43,920)	$231,347

Depreciation and amortization	$48,205	$15,329	$2,119	$65,653

Stock Compensation	$3,417	$476	$3,713	$7,606

	Thirty-nine weeks ended June 27, 2015
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net Sales	$3,063,930	$419,137	$—	$3,483,067

Operating income (loss)	$678,107	$65,835	$(122,679)	$621,263

Depreciation and amortization	$142,035	$39,425	$8,646	$190,106

Stock compensation	$16,415	$1,737	$12,671	$30,823

	Thirty-nine weeks ended June 28, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net Sales	$3,043,236	$468,877	$—	$3,512,113

Operating income (loss)	$761,316	$77,512	$(120,369)	$718,459

Depreciation and amortization	$137,986	$47,292	$6,539	$191,817

Stock compensation	$11,068	$2,236	$10,021	$23,325

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Operating income	$161,359	$231,347	$621,263	$718,459
Other income, net	1,997	253	2,347	1,935
(Loss) gain on financial instruments, net	(1,814)	(2,843)	5,110	4,618
Gain (loss) on foreign currency, net	1,706	8,849	(16,178)	(10,423)
Interest expense	(386)	(2,441)	(1,754)	(8,056)
Income before income taxes	$162,862	$235,165	$610,788	$706,533

4.              Inventories

Inventories consisted of the following (in thousands) as of:

	June 27, 2015	September 27, 2014
Raw materials and supplies	$229,032	$169,858
Finished goods	459,663	665,309
	$688,695	$835,167

At June 27, 2015, the Company had approximately $402.2 million in green coffee purchase commitments, of which approximately 97% had a fixed price.  These commitments primarily extend through fiscal 2017.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.41 per pound at June 27, 2015.  In addition to its green coffee commitments, the Company had approximately $249.7 million in fixed price brewer and related accessory purchase commitments and $1,027.9 million in production raw material commitments at June 27, 2015.  The Company believes based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of June 27, 2015, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations(1)
Remainder of 2015	$451,761
2016	498,478
2017	266,488
2018	277,188
2019	120,123
Thereafter	65,762
$1,679,800

(1)         Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

5.              Acquisition

On December 18, 2014, the Company, through its wholly owned subsidiary Keurig International S.à.r.l., acquired all of the outstanding equity of MDS Global Holding p.l.c.  (“Bevyz”), a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired.  The Company currently intends to hold the rights to the technology acquired to prevent others from using such technology.  Such defensive action likely contributes to the value of the Company’s Keurig® Kold beverage system.  The goodwill represents the excess value of the purchase price over the aggregate fair value of the tangible and intangible assets acquired.  The goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as expected synergies from combined operations and assembled workforces, and the future development initiatives of the assembled workforces.  The goodwill and intangible assets recognized in the acquisition are not deductible for tax purposes.

Prior to the acquisition, the Company owned approximately 15% of the outstanding equity of Bevyz.  During the second quarter ended March 28, 2015, the Company completed its valuation of the fair value of the business acquired and the acquisition date fair value of the Company’s previously held equity interest in Bevyz with the exception of the tax impact of the transaction.  The fair value for 100% of Bevyz identifiable assets less liabilities assumed was determined using an income approach.  The excess of (i) the sum of the consideration for the shares purchased on December 18, 2014 and the acquisition date fair value of the Company’s previously held equity interest in Bevyz, over (ii) 100% of the fair value of identifiable assets acquired less liabilities assumed, was recognized as goodwill.  The acquisition date fair value of the Company’s previously held equity interest in Bevyz was determined using a market approach, specifically prior transactions in shares of Bevyz, which resulted in the recognition of a $1.5 million loss included in other income, net in the accompanying unaudited consolidated statements of operations for the thirty-nine weeks ended June 27, 2015.  Amortizable intangible assets acquired, valued at the date of acquisition, include approximately $161.7 million for defensive intangible assets, $3.8 million for non-compete agreements and $1.6 million for contractual agreements.  Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives, and the weighted-average amortization period is 12.8 years.

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

Acquisition costs of $1.5 million were expensed as incurred and recognized in general and administrative expenses in the first quarter of fiscal 2015.  Approximately $25.0 million of the purchase price was held in escrow at June 27, 2015 and is included in long-term restricted cash and other long-term liabilities.  The revenue and earnings of Bevyz since acquisition and the proforma financial statements are immaterial.  For information on the assignment of goodwill to our operating segments, see Note 7, Goodwill and Intangible Assets.

6.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	June 27, 2015	September 27, 2014
Production equipment	1-15	$831,936	$779,850
Coffee service equipment	3-7	57,150	61,029
Computer equipment and software	1-10	255,133	177,878
Land	Indefinite	12,345	12,767
Building and building improvements	4-30	251,189	238,945
Furniture and fixtures	1-15	35,843	36,899
Vehicles	4-5	12,445	13,032
Leasehold improvements	1-20 or remaining life of lease, whichever is less	118,221	95,373
Assets acquired under capital leases	5-15	42,001	41,200
Construction-in-progress		397,718	308,976
Total fixed assets		$2,013,981	$1,765,949
Accumulated depreciation and amortization		(689,573)	(594,524)
		$1,324,408	$1,171,425

Assets acquired under capital leases, net of accumulated amortization, were $32.8 million and $34.1 million at June 27, 2015 and September 27, 2014, respectively.

Total depreciation and amortization expense relating to all fixed assets was $52.6 million and $55.0 million for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively.  Total depreciation and amortization expense relating to all fixed assets was $154.3 million and $159.2 million for the thirty-nine weeks ended June 27, 2015 and June 28, 2014, respectively.

7.              Goodwill and Intangible Assets

The following represented the change in the carrying amount of goodwill by segment for the thirty-nine weeks ended June 27, 2015 (in thousands):

	Domestic	Canada	Total
Balance at September 27, 2014	$369,353	$386,542	$755,895
Acquisition of Bevyz (See Note 5, Acquisition)	60,179	—	60,179
Foreign currency effect	(5,721)	(36,528)	(42,249)
Balance at June 27, 2015	$423,811	$350,014	$773,825

Indefinite-lived intangible assets included in the Canada segment consisted of the following (in thousands) as of:

	June 27, 2015	September 27, 2014
Trade names	$81,728	$90,257

Intangible Assets Subject to Amortization

Definite-lived intangible assets included in the Domestic segment and Canada segment consisted of the following (in thousands) as of:

		June 27, 2015		September 27, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-15	$17,905	$(14,967)	$16,501	$(13,713)
Defensive intangible assets(1)	13	146,379	(5,846)	—	—
Customer and roaster agreements	10-11	8,423	(5,671)	8,939	(5,303)
Customer relationships	2-16	362,521	(155,683)	390,563	(141,163)
Trade names	5-11	35,844	(18,670)	35,911	(16,548)
Non-compete agreements	3-5	3,411	(588)	—	—
Total		$574,483	$(201,425)	$451,914	$(176,727)

(1)         See Note 5, Acquisition for discussion of defensive intangible assets acquired in connection with Bevyz acquisition.

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $12.6 million and $10.7 million for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively.  Total amortization expense was $35.8 million and $32.6 million for the thirty-nine weeks ended June 27, 2015 and June 28, 2014, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2015, for each of the next five years and thereafter, is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2015	$12,627
2016	49,926
2017	48,528
2018	47,654
2019	47,288
2020	43,194
Thereafter	123,841

8.              Product Warranties

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

The changes in the carrying amount of product warranties for the thirteen and thirty-nine weeks ended June 27, 2015 and June 28, 2014 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Balance, beginning of period	$17,927	$8,525	$12,850	$7,804
Provision related to current period	4,095	3,371	24,056	18,435
Change in estimate	—	(145)	1,079	(2,628)
Usage	(5,913)	(4,716)	(21,876)	(16,576)
Balance, end of period	$16,109	$7,035	$16,109	$7,035

For the thirteen and thirty-nine weeks ended June 27, 2015 the Company recorded recoveries of $0.3 million and $1.0 million, respectively.  For the thirteen and thirty-nine weeks ended June 28, 2014 the Company recorded recoveries of $0.2 million and $0.9 million, respectively.  The recoveries are under agreements with suppliers and are recorded as a reduction of warranty expense.  The recoveries are not reflected in the provision charged to income in the table above.

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

Net income attributable to NCIs reflects the portion of the net income of consolidated entities applicable to the NCI stockholders in the accompanying Unaudited Consolidated Statements of Operations.  The net income attributable to NCIs is classified in the Unaudited Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings.

The changes in the temporary equity attributable to the redeemable NCI for the thirty-nine weeks ended June 27, 2015 are as follows (in thousands):

Equity attributable to redeemable noncontrolling interest
Balance at September 27, 2014	$12,440
Net income	287
Adjustment to redemption value	(7,923)
Cash distributions	(340)
Other comprehensive income	2
Balance at June 27, 2015	$4,466

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

The Company designates these contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date.  The effective portion of the derivatives’ gains or losses, resulting from changes in the fair value of these instruments is classified in accumulated other comprehensive income (loss), net of related tax effects and is reclassified from other comprehensive income (“OCI”) into earnings in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the derivatives’ gains or losses is recognized in earnings in the period such ineffectiveness occurs.  If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings.  In the third quarter of fiscal 2015, the Company reclassified a loss of $1.8 million from OCI into earnings due to the discontinuance of hedge accounting for interest rate swaps related to the prior Amended and Restated Credit Agreement (“Former Credit Agreement”).  See Note 17, Subsequent Events for additional information.

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At June 27, 2015, the Company had approximately 6 months remaining on a CDN $50.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers’ Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen and thirty-nine weeks ended June 27, 2015 was $0.1 million and $0.5 million, respectively, and for the thirteen and thirty-nine weeks ended June 28, 2014 was $0.3 million and $1.0 million, respectively.

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

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	June 27, 2015	September 27, 2014	Balance Sheet Classification
Derivatives designated as cash flow hedges:
Interest rate swaps	—	(3,371)	Other current liabilities
Coffee futures	—	3,437	Other current assets
Foreign currency forward contracts	(117)	$—	Other current liabilities
Foreign currency forward contracts	—	108	Other current assets
	$(117)	$174

Derivatives not designated as hedges:
Interest rate swaps	(1,267)	—	Other current liabilities
Cross currency swap	7,896	5,951	Other current assets
	$6,629	$5,951

Total	$6,512	$6,125

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

Offsetting of financial assets and derivative assets as of June 27, 2015 and September 27, 2014 is as follows (in thousands):

		Gross	Net amount of	Gross amounts not offset in the
		amounts offset	assets presented	Unaudited Consolidated
	Gross	in the	in the	Balance Sheet
	amounts of	Unaudited	Unaudited		Cash
	recognized	Consolidated	Consolidated	Financial	collateral
	assets	Balance Sheet	Balance Sheet	instruments	received	Net amount
Derivative assets, as of June 27, 2015	$7,896	$—	$7,896	$—	$—	$7,896
Derivative assets, as of September 27, 2014	9,830	(334)	9,496	—	—	9,496

Offsetting of financial liabilities and derivative liabilities as of June 27, 2015 and September 27, 2014 is as follows (in thousands):

		Gross	Net amount of	Gross amounts not offset in
		amounts offset	liabilities	the Unaudited Consolidated
	Gross	in the	presented in the	Balance Sheet
	amounts of	Unaudited	Unaudited		Cash
	recognized	Consolidated	Consolidated	Financial	collateral
	liabilities	Balance Sheet	Balance Sheet	instruments	pledged	Net amount
Derivative liabilities, as of June 27, 2015	$1,384	$—	$1,384	$—	$—	$1,384
Derivative liabilities, as of September 27, 2014	3,705	(334)	3,371	—	—	3,371

The following table summarizes the amount of unrealized gain (loss), gross of tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cash Flow Hedges:
Interest rate swaps	$242	$613	$1,587	$1,819
Coffee futures	—	(787)	(1,288)	15,998
Foreign currency forward contracts	(335)	(419)	(90)	(154)
Total	$(93)	$(593)	$209	$17,663

The following table summarizes the amount of gains (losses), gross of tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended		Location of Gains
	June 27,	June 28,	June 27,	June 28,	(Losses) Reclassified
	2015	2014	2015	2014	from OCI into Income
Coffee futures	$5,239	$(2,626)	$12,798	$(4,067)	Cost of sales
Foreign currency forward contracts	60	135	119	136	Cost of sales
Foreign currency forward contracts	(75)	—	(75)	(2)	Gain (loss) on foreign currency, net
Interest rate swap	(1,783)	—	(1,783)	—	(Loss) gain on financial instruments, net
Total	$3,441	$(2,491)	$11,059	$(3,933)

The Company expects to reclassify $2.6 million of net gains, net of tax, from OCI to earnings for coffee derivatives within the next twelve months.

The following table summarizes the amount of net gains (losses), gross of tax, representing ineffectiveness on cash flow hedges recorded in income (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended		Location of Net Gains (losses) in
		June 28,		June 28,	Unaudited Consolidated
	June 27, 2015	2014	June 27, 2015	2014	Statements of Operations
Coffee futures	$—	$(16)	$(94)	$1,306	Cost of sales

See Note 13, Stockholders’ Equity, for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

Net (losses) gains on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended		Location of Net Gain in
	June 27,	June 28,	June 27,	June 28,	Unaudited Consolidated
	2015	2014	2015	2014	Statements of Operations
Net (loss) gain on cross currency swap	$(547)	$(2,843)	$6,377	$4,618	(Loss) gain on financial instruments, net
Net gain on interest rate swaps	516	—	516	—	(Loss) gain on financial instruments, net
Net gain on coffee futures	—	829	—	7,005	Cost of sales
Total	$(31)	$(2,014)	$6,893	$11,623

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

The following table summarizes the fair values and the levels used in fair value measurements as of June 27, 2015 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Interest rate swaps	$—	$(1,267)	$—
Cross currency swap	—	7,896	—
Foreign currency forward contracts	—	(117)	—
Total	$—	$6,512	$—

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

As of June 27, 2015, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $295.5 million and $160.0 million as of June 27, 2015 and September 27, 2014, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

Long-Term Investment

The Company had a long-term investment in Bevyz of approximately $35.9 million included in other long-term assets in the accompanying Unaudited Consolidated Balance Sheet as of September 27, 2014, that was not publicly traded.  This investment was carried at cost and reviewed quarterly for indicators of other-than-temporary impairment.  During the first quarter of fiscal 2015, the Company acquired the remaining equity interests of Bevyz.  See Note 5, Acquisition.

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

As of June 27, 2015, the Company had a $17.7 million state capital loss carryforward and a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2015 and 2029, respectively, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon the Company’s earnings history and future plans, the Company concluded it is more likely than not that the state net operating loss carryforward will be utilized prior to expiration; however the Company concluded that it is more likely than not that the state capital loss carryforward will not be utilized prior to expiration.  In addition, the Company has a foreign net operating loss carryforward of €30.3 million available to be utilized against future taxable income with no expiration date.  Based upon the Company’s earnings history and future plans, the Company concluded it is more likely than not that the foreign net operating loss will not be utilized.  As such, a valuation allowance has been recognized against the balance of the state capital loss and foreign net operating loss carryforwards.

In addition, the Company’s income tax returns are periodically audited by domestic and foreign tax authorities.  These audits typically review our tax filing positions, the timing and amount of deductions taken, and the allocation of income between tax jurisdictions.  The Company evaluates exposures associated with its various tax filing positions and recognizes a tax benefit only where it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position.  For uncertain tax positions that do not meet this threshold, the Company records a related liability.

The total amount of unrecognized tax benefits as of June 27, 2015 and September 27, 2014 was $17.8 million and $14.8 million, respectively.  The amount of unrecognized tax benefits at June 27, 2015 that would impact the effective tax rate if resolved in favor of the Company is $7.7 million.  As a result of acquisitions, the Company is indemnified for $6.3 million of the total reserve balance, with a total indemnification pool of $24.5 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnification provisions of the acquisition agreements have various expiration dates through December 2017.

As of June 27, 2015 and September 27, 2014, accrued interest and penalties of $3.7 million and $2.4 million, respectively, were included in the Consolidated Balance Sheets related to unrecognized tax benefits.  The Company recognizes interest and penalties in income tax expense.  The Company released $5.5 million of unrecognized tax benefits in the current quarter of fiscal 2015 and expects to release $1.6 million over the next twelve months due to the expiration of the statute of limitations.  In addition, the Company added $8.8 million of unrecognized tax benefits in the current quarter.

The Company is currently under audit by the Internal Revenue Service and Canada Revenue Agency for the 2012 and 2013 fiscal years.  The Company is generally not subject to examination with respect to returns filed for fiscal years prior to 2011.

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid.  Deferred tax asset valuation allowances and the Company’s liabilities for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits, and the Company’s particular facts and circumstances.  Although the Company believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and the Company may be exposed to losses or gains that could be material.  To the extent the Company prevails in matters for which a liability has been established, or is required to pay amounts in excess of our established liability, the Company’s effective income tax rate in a given financial statement period could be materially affected.

13.       Stockholders’ Equity

Stock Repurchase Program

On July 31, 2015, Keurig’s Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock over the next two years, at such times and prices as determined by the Company’s management (the “July 2015 repurchase authorization”). At various times beginning in fiscal 2012, and including the July 2015 repurchase authorization, the Board has authorized the Company to repurchase a total of $3.5 billion of the Company’s common stock (the “repurchase program”).  Under the repurchase program, the Company may purchase shares in the open market (including pursuant to pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) or in privately negotiated transactions.

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

As of June 27, 2015, before the July 2015 repurchase authorization, the Company had $264.5 million remaining under the repurchase program.

Summary of share repurchase activity under the repurchase program:

	Thirty-nine weeks ended
	June 27, 2015	Fiscal 2014(1)
Number of shares acquired on the open market	2,318,964	3,798,084
Average price per share of open market acquired shares	$127.12	$92.79

Number of shares acquired from Lavazza	5,231,991	—
Average price per share of Lavazza acquired shares	$119.18	$—

Number of shares under February 2014 ASR	1,489,476	4,340,508
Average price per share of ASR shares(2)	$120.07	N/A

Total cost of acquired shares (in thousands)	$918,356	$1,052,430

(1) Total cost of acquired shares in fiscal 2014 includes initial purchase price of $700.0 million under the ASR.

(2) Average price per share for total shares repurchased under February 2014 ASR.

Accumulated Other Comprehensive Income (Loss)

The following tables provide the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Thirteen weeks ended			Thirteen weeks ended
	June 27, 2015			June 28, 2014
	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$4,611	$(170,220)	$(165,609)	$4,630	$(57,223)	$(52,593)
Other comprehensive gain (loss), before reclassifications	(102)	19,771	19,669	(410)	23,525	23,115
Amounts reclassified from accumulated other comprehensive income (loss)	(2,050)	—	(2,050)	1,468	—	1,468
Foreign currency exchange impact on cash flow hedges	1	—	1	2	(4)	(2)
Net current period other comprehensive loss	(2,151)	19,771	17,620	1,060	23,521	24,581
Balance, end of period	$2,460	$(150,449)	$(147,989)	$5,690	$(33,702)	$(28,012)

	Thirty-nine weeks ended			Thirty-nine weeks ended
	June 27, 2015			June 28, 2014
	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$8,952	$(63,003)	$(54,051)	$(7,150)	$(12,035)	$(19,185)
Other comprehensive gain (loss), before reclassifications	112	(87,446)	(87,334)	10,513	(21,667)	(11,154)
Amounts reclassified from accumulated other comprehensive income (loss)	(6,602)	—	(6,602)	2,329	—	2,329
Foreign currency exchange impact on cash flow hedges	(2)	—	(2)	(2)	—	(2)
Net current period other comprehensive loss	(6,492)	(87,446)	(93,938)	12,840	(21,667)	(8,827)
Balance, end of period	$2,460	$(150,449)	$(147,989)	$5,690	$(33,702)	$(28,012)

The thirty-nine weeks ended June 27, 2015 included an unfavorable translation adjustment which was primarily due to the weakening of the Canadian dollar against the U.S. dollar.  The thirteen weeks ended June 27, 2015 included a favorable translation adjustment which was primarily due to the strengthening of the Canadian dollar against the U.S. dollar.  See also Note 10, Derivative Financial Instruments.

Common Stock Dividends

During the third quarter of fiscal 2015, the Company declared a quarterly dividend of $0.2875 per common share, or $44.3 million in the aggregate, payable on July 30, 2015 to stockholders of record on June 30, 2015.  During the thirteen and thirty-nine weeks ended June 27, 2015, the Company paid dividends of approximately $44.2 million and $131.4 million, respectively.

On July 31, 2015, the Company’s Board of Directors declared the Company’s next regular quarterly cash dividend of $0.2875 per common share, payable on October 29, 2015, to stockholders of record as of the close of business on September 29, 2015.

14.       Compensation Plans

Stock Options

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the thirty-nine weeks ended June 27, 2015 and June 28, 2014:

	Thirty-nine weeks ended
	June 27, 2015	June 28, 2014
Average expected life	5.5 years	5.5 years
Average volatility	57%	74%
Dividend yield	0.85%	1.31%
Risk-free interest rate	1.62%	1.70%
Weighted average grant date fair value	$66.55	$42.04

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

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the thirty-nine weeks ended June 27, 2015 and June 28, 2014:

	Thirty-nine weeks ended
	June 27, 2015	June 28, 2014
Average expected life	6 months	6 months
Average volatility	30%	55%
Dividend yield	1.01%	1.14%
Risk-free interest rate	0.14%	0.06%
Weighted average grant date fair value	$26.54	$27.28

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $9.3 million and $7.6 million for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively; and $30.8 million and $23.3 million for the thirty-nine weeks ended June 27, 2015 and June 28, 2014, respectively.

15.       Commitments and Contingencies

Legal Proceedings

On May 9, 2011, an organization named Council for Education and Research on Toxics (“CERT”), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182) against several companies, including the Company, that roast, package, or sell coffee in California.  The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65.  Acrylamide is not added to coffee, but forms in trace amounts (parts per billion) as part of a chemical reaction that occurs in the coffee bean when it is roasted.  Therefore it is present in all roasted coffee.  To date, the Company is unaware of any reliable method for reducing acrylamide levels in coffee without adversely affecting the quality of the product.  The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in “ready to drink” coffee sold in restaurants, convenience stores, and donut shops.  (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759).  The Company was not named in the Starbucks complaint.  The Company has joined a joint defense group (“JDG”) organized to address CERT’s allegations, and the Company intends to vigorously defend against these allegations.  The Court ordered the case phased for discovery and trial.  Trial of the first phase of the case commenced on September 8, 2014 and was limited to three affirmative defenses shared by all defendants in both cases.  Other affirmative defenses, plaintiff’s prima facie case, and remedies are deferred for subsequent phases if defendants do not prevail on the three Phase 1 defenses.  Testimony in Phase 1 was completed on November 3, 2014, and final post-trial briefing of Phase 1 issues was completed on January 23, 2015.  The Court heard final arguments on April 9, 2015 and the matter is now submitted.  The trial court’s final decision on the Phase 1 defenses is expected sometime in August or September 2015.

At this stage of the proceedings, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

Stockholder Litigation

Three putative securities fraud class actions are presently pending against the Company and certain of its officers and directors, along with two putative stockholder derivative actions.  The pending putative securities fraud class actions were filed on November 29, 2011, June 19, 2015 and July 23, 2015, respectively.  The first putative stockholder derivative action is a consolidated action pending in the United States District Court for the District of Vermont that consists of five separate putative stockholder derivative complaints, the first two were filed after the Company’s disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively.  The second putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County and was commenced following the Company’s disclosure of the SEC inquiry on September 28, 2010.

The first putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint sought class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice.  On January 21, 2014, plaintiffs filed a notice of intent to appeal the court’s December 20, 2013 order to the United States Court of Appeals for the Second Circuit.  Pursuant to a schedule entered by the appeals court, briefing on the appeal was completed on June 23, 2014.  The Second Circuit heard oral argument on the appeal on December 1, 2014.  On July 24, 2015, the Second Circuit issued an opinion vacating the district court’s dismissal of the amended complaint and remanding the action to the district court.  The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

The second and third putative securities fraud class actions are pending in the United States District Court for the Northern District of California and are captioned Blasco v. Keurig Green Mountain, Inc. et al., Civ. No. 3:15-cv-02766-VC and Jazlowiecki v. Keurig Green Mountain, Inc. et al., Civ. No. 5:15-cv-03396-BLF.  The complaints in both actions allege violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance, as well as the Company’s public statements concerning the anticipated timing of the launch of Keurig® Kold.  The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between February 4, 2015 and May 6, 2015 or May 14, 2015.  The plaintiffs seek class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the PSLRA, 15 U.S.C. § 78u-4(a)(3), stockholders have until August 18, 2015 to move the court to serve as lead plaintiff of the putative class.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the now dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint, the LAMPERS action described above, and the now dismissed action captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III.  On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P.  Stiller, et al., Civ. No. 2:12-cv- 00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action.  On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013.  On February 24, 2014, the court approved a further joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action.  The Second Circuit’s July 24, 2015 decision on the LAMPERS appeal lifts the temporary stay and requires the parties to confer on scheduling.

The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County.  On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  As a result of the federal court’s ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted.  On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers.  The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions.  The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants.  The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013.  On April 21, 2014, the court approved a joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action.  The Second Circuit’s July 24, 2015 decision on the LAMPERS appeal lifts the temporary stay and requires the parties to confer on scheduling.

The Company and the other defendants intend to vigorously defend all the pending lawsuits.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Antitrust Litigation

On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Green Mountain Coffee Roasters, Inc. and Keurig, Inc. in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al., No. 1:14-cv-00905-VSB).  The TreeHouse complaint asserts claims under the federal antitrust laws and various state laws, contending that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee pods, including through its contracts with suppliers and distributors and in connection with the launch of the Keurig® 2.0.  The TreeHouse complaint sought monetary damages, declaratory relief, injunctive relief, and attorneys’ fees.

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

On August 11, 2014, JBR filed a motion for a preliminary injunction, which the Company opposed.  After a hearing, the Court denied JBR’s motion for a preliminary injunction by order dated September 19, 2014.  JBR appealed the district court’s denial of the preliminary injunction; the appeal was fully briefed on March 3, 2015.  The Court of Appeals indicated that oral argument will be heard during the week of September 28, 2015.

Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014.  The Company filed motions to dismiss these complaints and the complaints in the TreeHouse and JBR actions on October 6, 2014.  On November 25, 2014, all plaintiffs filed amended complaints and on February 2, 2015 the Company again moved to dismiss.  Plaintiffs filed opposition briefs on April 10, 2015, and the Company filed reply briefs on May 11, 2015.  Oral argument on the Company’s motions to dismiss was held on July 9, 2015.  The court has not yet issued a decision on the motions to dismiss.

On September 30, 2014, a statement of claim was filed against the Company and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P. (“Club Coffee”), a Canadian manufacturer of single serve beverage pods, claiming damages of $600 million and asserting a breach of competition law and false and misleading statements by the Company.  On October 21, 2014, Club Coffee filed an amended statement of claim against the Company and Keurig Canada Inc. claiming the same amount of damages as in the original statement of claim and asserting essentially the same breaches of competition law and false and misleading statements by the Company.  On January 12, 2015, the Company and Keurig Canada Inc. served Club Coffee with notice of motion for a motion to strike the claims made by Coffee Club for failure to state a reasonable cause of action.

The Company intends to vigorously defend all of the pending lawsuits.  At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Employment Class Action

A putative employment class action, captioned Alvaro Sanchez v. Keurig Green Mountain, Inc. and Does 1 - 100, was filed against Keurig in the Superior Court of California County of Monterey on July 14, 2015.  The complaint alleges that the Company failed to pay proper wages and provide certain breaks to non-exempt employees of the Company’s processing plant located in Castroville, California during the class period (which is defined as the period of time beginning four years before the commencement of the action through the date on which judgment on the action becomes final).  The complaint seeks alleged damages, attorneys’ fees, penalties, and injunctive and equitable relief on behalf of the putative class.  The Company has not been served in this matter, but intends to vigorously defend itself against this complaint.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Product Liability

In November 2014, the Company informed the U.S. Consumer Product Safety Commission (“CPSC”) and Health Canada that it identified a potential issue involving certain Keurig® MINI Plus (non-reservoir) brewers (K10 and B31 models), where on very rare occasions, hot liquid could escape the brewer.  On December 23, 2014 the Company issued a recall for its Keurig® MINI Plus brewers.  On April 17, 2015 the CPSC notified the Company that it had commenced a routine investigation of the recall and the Company is cooperating with the CPSC on this matter.  These actions did not materially change the Company’s estimate for the reserve or the anticipated insurance recovery; however, as the total charge recorded to date is based on estimates, the Company’s ultimate liability and recovery may exceed or be less than the amounts recorded.  Based on current information known to the Company, the Company believes that this issue will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

16.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator for basic and diluted earnings per share:
Net income attributable to Keurig	$113,621	$155,151	$403,679	$455,462
Denominator:
Basic weighted-average shares outstanding	154,052,575	162,695,801	158,402,095	155,267,136
Effect of dilutive securities	1,544,945	1,997,345	1,704,634	2,654,959
Diluted weighted-average shares outstanding	155,597,520	164,693,146	160,106,729	157,922,095

Basic net income per common share	$0.74	$0.95	$2.55	$2.93
Diluted net income per common share	$0.73	$0.94	$2.52	$2.88

For the thirteen weeks ended June 27, 2015 and June 28, 2014, shares related to equity-based compensation of approximately 450,000 and 300,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

For the thirty-nine weeks ended June 27, 2015 and June 28, 2014, shares related to the equity-based compensation of approximately 204,000 and 321,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

17.  Subsequent Events

Credit Agreement

On June 29, 2015, the Company entered into a new Credit Agreement, by and among the Company and Keurig Trading Sàrl, a wholly owned subsidiary of the Company, as borrowers, the other borrowers from time to time party thereto, the guarantors from time to time party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and U.S. letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint bookrunner, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, HSBC Bank USA, N.A., HSBC Bank Canada, and Wells Fargo Securities, LLC, as joint lead arrangers, joint bookrunners, and co-syndication agents, Sumitomo Mitsui Banking Corporation as co-syndication agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association and TD Bank, N.A. as co-documentation agents, and Branch Banking and Trust Company and KeyBank National Association, as co-agents, and the other lenders from time to time party thereto (the “Credit Agreement”) that provides for a $1,800,000,000 unsecured revolving credit facility (the “New Revolving Facility”) comprised of a $1,300,000,000 U.S. revolving credit facility under which the Company may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars (the “U.S. Revolver”) and a $500,000,000 alternative currency facility under which the Company and Keurig Trading Sàrl, a wholly owned subsidiary of the Company, may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars or in Canadian Dollars, Euros, Pounds Sterling, Yen, Swiss Franc and any other currency that is approved by the administrative agent and appropriate lenders or U.S. letter of credit issuer pursuant to the terms of the Credit Agreement (the “Alternative Currency Revolver”).  The New Revolving Facility includes a $200,000,000 subfacility for the issuance of letters of credit, and a $50,000,000 sublimit for swing line loans restricted to borrowings in U.S. Dollars only.

The Credit Agreement permits the Company to request increases to the New Revolving Facility, and/or the establishment of one or more new term loan commitments, in an aggregate amount not to exceed $750,000,000 (the “Incremental Credit Facility”).  The lenders under the New Revolving Facility will not be under any obligation to provide any such increases or new term loan commitments, and the availability of such additional increases and/or establishment of new term loan commitments is subject to customary terms and conditions.

Interest rates per year on the New Revolving Facility at the option of the Company, are (i) LIBOR plus an applicable margin based on the Company’s leverage ratio, or (ii) the Alternate Base Rate (defined as the highest of the Bank of America prime rate, the Federal Funds rate plus 0.50%, and one-month LIBOR plus 1.00%) plus an applicable margin based on the Company’s leverage ratio. Under the New Revolving Facility, initially, the applicable margin for base rate loans and eurocurrency rate loans is a percentage per annum equal to 0.125% and 1.125%, respectively, and U.S. letter of credit fees will be a percentage per annum equal to 1.125%. Beginning with the delivery date of financial statements for the fiscal year ending September 26, 2015, the applicable margin with respect to the U.S. Revolver and the Alternative Currency Revolver and the U.S. letter of credit fees will be subject to adjustments based upon the Company’s consolidated leverage ratio ranging from, in the case of the applicable margin with respect to base rate loans, 0.125% to 0.75%, in the case of the applicable margin with respect to eurocurrency rate loans, 1.125% to 1.75%, and in the case of U.S. letter of credit fees, 1.125% to 1.75%.

Under the New Revolving Facility, the Company is required to pay a quarterly commitment fee on the unused portion of the U.S. Revolver and the Alternative Currency Revolver in the range of, based on the Company’s consolidated leverage ratio, 0.15% to 0.25% of the dollar amount of such unused portion, unless the Company elects to reduce the aggregate commitments under the U.S. Revolver and the Alternative Currency Revolver at the Company’s option without penalty or premium.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants.  Further, the Credit Agreement contains a financial covenant requiring that the Company not exceed a maximum consolidated interest coverage ratio of 3.00:1.00.  The Credit Agreement also contains a financial covenant requiring that the Company not exceed a maximum consolidated leverage ratio of 3.25:1.00, which maximum consolidated leverage ratio may be increased on a temporary basis to 3.50:1.00 in connection with certain material acquisitions and subject to certain conditions.

The U.S. Revolver was partially drawn in an aggregate amount of $325 million on June 29, 2015 to repay the Company’s approximately $295 million of borrowings under the Company’s previous Amended and Restated Credit Agreement (“Former Credit Agreement”), to finance the upfront and commitment fees in connection with the New Revolving Facility, as well as expenses related thereto, and for general working capital purposes.

As a result of the refinancing, in the third quarter of fiscal 2015, hedge accounting was discontinued for the interest rate swaps that were originally designated to hedge the forecasted future debt payments under the Former Credit Agreement, and the Company recognized a loss of $1.8 million in (loss) gain on financial instruments, net in the accompanying unaudited consolidated statements operations representing the accumulated loss in OCI up to the date discontinuance.  The refinancing also resulted in net loss of approximately $2.1 million related to the write-off of deferred financing fees in connection with the Former Credit Agreement that will be recognized as a loss on extinguishment of debt in the consolidated statement of operations in the fourth quarter of fiscal 2015, and the anticipated recognition of approximately $4.1 million of additional deferred financing fees that will be recorded on the consolidated balance sheet in the fourth quarter of fiscal 2015.

Additional Stock Repurchase Authorization

On July 31, 2015, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock over the next two years, at such times and prices as determined by the Company’s management.

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

We expect to launch our Keurig® Kold beverage system in fall 2015, with availability nationally to consumers through our Company website.  We believe the Keurig® Kold beverage system will deliver on the same elements as the Keurig® hot beverage system:  quality, convenience, choice and simplicity.  The Keurig® Kold beverage system mixes and dispenses a wide variety of cold still and carbonated beverages, in a countertop footprint, using a Kold beverage pod.  We expect Kold beverage brands in fall 2015 will include partner brands with The Coca-Cola Company and Dr. Pepper Snapple Group, as well as our own brands.  In addition, we expect to add new partners in the future.

Products

Pods

We offer pods (previously referred to as portion packs) of varying sizes including single serve K-Cup®, Vue®, Rivo®, and K-Mug™ pods as well as multi-serve K-Carafe™ pods capable of producing a three to four cup carafe and Bolt™ pods capable of producing a 64 ounce carafe.  We offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends.  We also procure Robusta bean coffee for use in certain blends.  We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences.  We manufacture and sell pods of our own brands and participating brands through licensing and manufacturing agreements.  We offer brand choice such as Caribou Coffee®, Dunkin’ Donuts™, Eight O’Clock®, Emeril’s®, Folgers®, Folgers Gourmet Selections®, Gloria Jean’s®, Kirkland Signature™, Krispy Kreme®, Lavazza®, Millstone®, Newman’s Own® Organics, Peet’s Coffee & Tea, and Starbucks®.  The Company has licensing agreements for tea with Unilever North America (Lipton®), Celestial Seasonings, Inc. (Celestial Seasonings® branded teas and Perfect Iced Tea®), Good Earth® Corporation and Tetley® USA, Inc. (Good Earth® and Tetley® branded teas), R. C. Bigelow, Inc. (Bigelow® branded teas), Snapple Beverage Corp. (Snapple® branded teas), Starbucks Corporation (Tazo® and Teavana®) and Associated British Foods plc (Twinings of London®) for manufacturing, distribution, and sale of pods.  In addition to coffee and tea, we also produce and sell pods for lemonade and hot apple cider under our Green Mountain Naturals™ brand, iced fruit brews under our Vitamin Burst™ brand, cocoa and other dairy-based beverages under our Café Escapes™ brand, and cocoa under the Swiss Miss® brand.

Brewers and Accessories

We are a leader in sales of coffeemakers in the U.S. and Canada.  As of the end of our 2014 fiscal year, we had the top four best-selling at-home coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States.  Under the Keurig® K-Cup®, Keurig® Vue®, Keurig® Bolt™, Keurig® 2.0 and co-branded Keurig® Rivo® brand names, we offer a variety of commercial and home use brewers for the away from home (“AFH”) and at home (“AH”) channels differentiated by features and size.

In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with “Keurig® Brewed”.  Licensees include Jarden Consumer Solutions selling a “Mr. Coffee®” branded brewer, Conair Corporation selling a “Cuisinart®” branded brewer through May 2016 and GE Appliances selling a “GE Café™” series refrigerator with a Keurig® K-Cup® brewing system branded brewer.

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

In recent years, growth in the coffee industry has come from the specialty coffee category fueled by the emergence of specialty coffee shops throughout the U.S. and Canada.  Single serve has been the fastest growing segment of the specialty coffee category.  Concurrently, consumers are more frequently seeking to enjoy premium experiences within the comfort and convenience of their own homes, including the consumption of specialty coffee.  We have benefited from these broad consumer trends and believe we will continue to be a leader in the hot beverage marketplace because of our carefully developed and distinctive advantages over our competitors, including quality, convenience and choice.

Our growth strategy involves using our consumer insights to develop innovative new brewing systems and beverages; continually improving and refining our current systems and beverages; and, developing and managing marketing programs to drive Keurig® Brewing system adoption in order to generate ongoing demand for pods.  We currently target opportunities primarily in American and Canadian households, foodservice, educational and office locations.  Over the longer term, we also will work to expand our addressable opportunity globally.  As part of our strategy, we work to sell our at-home hot system brewers at attractive price points which are approximately at cost or at a loss when factoring in the incremental costs related to sales, in order to drive sales of profitable pods.  As we introduce new innovative beverage systems such as the Keurig® 2.0 Beverage System or Keurig® Kold beverage system, we expect to experience higher appliance costs as we scale the related manufacturing processes followed by lower appliance cost structures as the supply chain creates more efficient manufacturing processes.  During the early years of the launch of these innovative new beverage systems, we will continue to sell the at-home appliances at attractive price points which we expect will result in selling these new innovative at-home appliances at a loss prior to factoring in the incremental costs related to these sales in order to drive future sales of pods.

In addition, we have license agreements with Conair Corporation (producer of Cuisinart® brand coffeemakers) through May 2016 and Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers), under which each produce, market and sell coffeemakers co-branded with Keurig®.

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

3     Choice—with many single serve beverage brands across multiple beverage categories, Keurig offers more than 500 individual varieties, allowing consumers to enjoy and explore a wide range of beverages.  In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, in pods.

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

Business Strategy

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

•                  Launching new, innovative beverage system technologies and platforms; and

•                  Continuing international expansion.

Increasing adoption of the Keurig® hot brewing systems in the United States and Canada.  While we are positioned as a leader in the hot beverage marketplace, we have opportunities in the United States and Canada to increase brand awareness and household penetration.  In our fiscal year 2014 we launched our Keurig® 2.0 Beverage System - the first Keurig® brewer to brew both a single cup and a carafe.  Extending the Keurig® value proposition to include a carafe option for at-home users allows us to target an incremental need of consumers for brewing larger volumes quickly and simply.  We are also implementing measures to improve the shopping experience at retail to further distinguish the Keurig® brand and enhance brand recognition.  As we continue to introduce and improve the Keurig® 2.0 Beverage System in fiscal 2015, we anticipate that we will continue to incur transition costs through the first year of launch including higher brewer costs for the new 2.0 appliances as compared to the earlier reservoir model appliances leading to lower gross margins.

Expanding beverage choice through both our owned and partner brand offerings.  We have continued expanding consumer choice in the Keurig® Brewing system by entering into or extending a number of business relationships across multiple channels and geographies for use with Keurig® brewers.  Expanded or new brand offerings and partnerships in fiscal 2015 for the Keurig® hot brewing system include the launch of Green Mountain Coffee® Organic, a new line of premium coffees that are certified as both organic and Fair Trade Certified™; a partnership with Community Coffee Company; an acquisition of the Laughing Man Coffee and Tea brand from Laughing Man Worldwide, LLC to bring a selection of gourmet coffees and teas to Keurig® brand pods started in June 2015; an expanded ten year partnership with Caribou Coffee for the manufacturing, marketing, distribution, and sale of Caribou Coffee in Keurig® pod formats; and a multi-year manufacturing and distribution agreement with Reily Foods Company for New England® brand coffee, New Orleans Famous French Market Since 1890® brand coffee, and Luzianne® brand iced tea pods.  We believe these new brand and product offerings fuel excitement for current Keurig® brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of the Keurig® Brewing system.  These relationships are established with careful consideration of potential economics.  We expect to continue to enter into these mutually beneficial relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® Brewing system awareness and household adoption, in part through the participating brands’ advertising and merchandising activities.

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

Launching new, innovative beverage system technologies and platforms.  We are also focused on continued innovation in both hot and cold beverage systems.  Some of our recent initiatives and planned product introductions include:

•                  The introduction of Keurig® 2.0, our next generation at-home hot beverage system.  Keurig® 2.0 is the first Keurig® brewer to brew both a single cup and up to a four-cup carafe from a Keurig® brand pod providing Keurig® consumers with even greater beverage choice with the same Keurig simplicity and convenience they expect from Keurig.  Keurig® 2.0 is also the first Keurig® brewer to feature Keurig® 2.0 Brewing Technology™, which enables the brewer to recognize the inserted Keurig® pod and optimize to the recommended, customized setting for that particular beverage.  The Keurig® 2.0 Brewing Technology™ ensures that the Keurig® 2.0 system delivers on the promise of excellent quality beverages, produced simply and consistently, every single time.

•                  The expected launch of our Keurig® Kold beverage system in fall 2015.  We believe the Keurig® Kold beverage system will deliver on the same elements as the Keurig® hot beverage system:  quality, convenience, choice and simplicity.  The Keurig® Kold beverage system mixes and dispenses a wide variety of cold still and carbonated beverages quickly, in a countertop footprint using a Kold beverage pod.  We expect Kold beverage brands in fall 2015 will include partner brands with The Coca-Cola Company and Dr. Pepper Snapple Group, as well as our own brands.  In addition, we expect to add new partners in the future.

Continuing international expansion.  We plan to launch our Keurig® hot system global platform in targeted countries outside of North America.  In fiscal 2014, we launched a Keurig® brewer in the AFH channel in the United Kingdom.

Licensing and manufacturing arrangements.  Our business relationships with participating brands are generally established through licensing or manufacturing arrangements.

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

Management is focused on executing our growth strategy to drive Keurig® beverage brewer adoption in households and offices in the U.S. and Canada in order to generate ongoing demand for pods.

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

Warranty.  We offer a one-year warranty on all Keurig® hot beverage brewers we sell and provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized.  In addition, sales of Keurig® hot beverage brewers are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  Once launched we expect to offer a comparable warranty on all Keurig® Kold brewers sold and will similarly provide for the estimated cost of product warranties at the time product revenue is recognized.  We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate and launch new products, including Keurig® Kold, and our products become more complex, both in design and componentry, product performance may modulate, causing warranty or sales returns rates to possibly fluctuate going forward.  As a result, future warranty claims rates may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

Consolidated Results Of Operations

For the third quarter of fiscal 2015, our net sales decreased 5% to $969.6 million as compared to net sales of $1,022.4 million in the third quarter of fiscal 2014 (“the prior year period”).  Gross profit for the third quarter of fiscal 2015 was $349.3 million, or 36.0% of net sales, as compared to $444.6 million, or 43.5% of net sales for the prior year period.  For the third quarter of fiscal 2015, selling, operating, and general and administrative expenses (“SG&A”) decreased 11.9% to $187.9 million from $213.2 million for the prior year period.  As a percentage of sales, SG&A expenses decreased to 19.4% in the third quarter of fiscal 2015 from 20.9% in the prior year period.  SG&A decreased in the third quarter of fiscal 2015 primarily as a result of cost reduction initiatives that commenced in the third quarter of fiscal 2015 across the Domestic segment, the Canada segment, and Corporate.  Our operating margin declined to 16.6% in the third quarter of fiscal 2015 from 22.6% in the prior year period.

We generated $610.1 million in cash from operating activities during the thirty-nine weeks ended June 27, 2015 as compared to $823.8 million during the thirty-nine weeks ended June 28, 2014.  We used cash during the thirty-nine weeks ended June 27, 2015 primarily to repurchase shares of our common stock for $918.4 million, fund capital expenditures of $338.1 million, acquire Bevyz for $180.7 million, net of cash acquired, and pay dividends of $131.4 million.

Productivity Program.  On July 31, 2015, the Board approved a multi-year productivity program intended to reduce structural costs and streamline organization structures to drive efficiency.  The program is expected to generate approximately $300 million in savings over the next three years with approximately $100 million of savings in fiscal 2016.  In connection with the program, the Company is expected to reduce its workforce by approximately 330 roles, or 5%, over the next two quarters.

Implementation of the productivity program is expected to result in cumulative pre-tax charges of $30-$35 million, primarily including costs associated with employee terminations and other business transition costs and asset impairments as a result of a business exit plan, beginning with an approximately $26 million charge in the fourth quarter of fiscal 2015.  Of the total anticipated initial charge, approximately $20 million is expected to be cash expenditures primarily related to employee termination costs.

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

Basis of Presentation

Included in this presentation are discussions and reconciliations of net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to income before taxes, net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude legal and accounting expenses related to antitrust litigation, the completed SEC inquiry as it relates to prior periods and associated pending securities and stockholder derivative class action litigation; and non-cash related item related to the amortization of identifiable intangibles, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded antitrust litigation expenses because these expenses can vary from period to period and expenses associated with these activities are not considered a key measure of our operating performance.

We use the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.  These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP.  Using only the non-GAAP financial measures to analyze our performance would have material limitations because their calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant.  We compensate for these limitations by presenting both the GAAP and non-GAAP measures of its results.  Although other companies report non-GAAP net income and diluted earnings per share, numerous methods may exist for calculating a company’s non-GAAP net income and diluted earnings per share.  As a result, the method used by our management to calculate non-GAAP measures may differ from the methods used by other companies to calculate their non-GAAP measures.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended		Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0%	56.5%	63.5%	61.1%
Gross profit	36.0%	43.5%	36.5%	38.9%

Selling and operating expenses	11.9%	12.5%	12.3%	12.0%
General and administrative expenses	7.5%	8.4%	6.4%	6.5%
Operating income	16.6%	22.6%	17.8%	20.5%*

Other income, net	0.2%	0.0%	0.1%	0.1%
(Loss) gain on financial instruments, net	(0.2)%	(0.3)%	0.1%	0.1%
Gain (loss) on foreign currency, net	0.2%	0.9%	(0.5)%	(0.3)%
Interest expense	0.0%	(0.2)%	(0.1)%	(0.2)%
Income before income taxes	16.8%	23.0%	17.5%*	20.1%*

Income tax expense	(5.1)%	(7.8)%	(5.9)%	(7.1)%
Net income	11.7%	15.2%	11.6%	13.0%

Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%

Net income attributable to Keurig	11.7%	15.2%	11.6%	13.0%

* Does not sum due to rounding.

Segment Summary

Net sales and operating income (loss) for each of our operating segments and corporate-unallocated are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended		Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Domestic	$848.0	$881.1	$3,064.0	$3,043.2
Canada	121.6	141.3	419.1	468.9
Total net sales	$969.6	$1,022.4	$3,483.1	$3,512.1

	Operating income (loss) (in millions)
	Thirteen weeks ended		Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Domestic	$172.6	$250.4	$678.1	$761.3
Canada	25.9	24.8	65.9	77.5
Corporate-Unallocated	(37.1)	(43.9)	(122.7)	(120.3)
Total operating income	$161.4	$231.3	$621.3	$718.5

Thirteen weeks ended June 27, 2015 as compared to the thirteen weeks ended June 28, 2014

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	June 27, 2015	June 28, 2014	$ Increase (Decrease)	% Increase (Decrease)
Pods	$815.0	$826.3	$(11.3)	(1)%
Brewers and accessories	95.0	128.0	(33.0)	(26)%
Other products	59.6	68.1	(8.5)	(12)%
Total net sales	$969.6	$1,022.4	$(52.8)	(5)%

Net sales for the third quarter of fiscal 2015 decreased by $52.8 million, or 5%, to $969.6 million as compared to the prior year period.  The 5% decrease includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1.5 percentage points.  Excluding the impact of foreign currency exchange rates, total net sales declined by approximately 4%.

The primary drivers of the 5% decrease in our net sales for the third quarter of fiscal 2015 as compared to the prior year period were (i) a $33.0 million, or 26% decrease in total Keurig® brewers and accessories net sales, (ii) a $11.3 million, or 1%, decrease in pod net sales and (iii) an $8.5 million, or 12%, decrease in other product net sales.

The $33.0 million decrease in brewer and accessory net sales for the third quarter of fiscal 2015 period as compared to the prior year period was driven by a $30.6 million decrease in brewer net sales and a $2.4 million decrease in accessory net sales.  The decrease in brewer net sales was primarily driven by (i) an approximate 18 percentage point decrease in volume as compared to the prior year period driven largely by slower than expected transition to the Keurig® 2.0 system which we anticipate may impact shipments for the remainder of the fiscal year, weaker sales of MINI Plus brewers and higher inventory levels at retail which negatively impacted shipments in the quarter, (ii) an approximate 6 percentage point decrease due to brewer net price realization due to investments we made in brewer promotions to work through inventory (iii) an approximate 2 percentage point decrease due to brewer product mix and (iv) an approximate 1 percentage point decrease due to the impact of foreign currency exchange rates.

The decrease in pod net sales for the third quarter of fiscal 2015 as compared to the prior year period was driven by an approximate 8 percentage point decrease due to pod mix and an approximate 1 percentage point decrease due to the impact of foreign currency exchange rates, both of which were partially offset by an approximate 5 percentage point increase due to volume (all pod volume measures now based on equivalent servings used to reflect our physical volume with respect to pods as we now offer different pod sizes) and an approximate 3 percentage point increase due to net price realization.  During the third quarter of fiscal 2015, the decline in net sales due to pod mix was attributable to the fact that we sold proportionately more pods to brand owners, where there is a lower wholesale selling price, than to retailers and consumers, where there is a higher wholesale average selling price and we believe this negative mix trend will likely continue.  We anticipate the change in net sales due to pod mix will fluctuate over time.

Net sales of other products decreased $8.5 million, or 12%, for the third quarter of fiscal 2015 as compared to the prior year period primarily due to the unfavorable impact of foreign exchange rates and the continuing demand shift from traditional coffee package format to pods.

Domestic

Domestic segment net sales decreased by $33.1 million, or 4%, to $848.0 million in the third quarter of fiscal 2015 as compared to $881.1 million in the prior year period.  The decrease was due primarily to a $26.9 million, or 23% decrease related to Keurig® brewers and accessories net sales and a $4.5 million or 1% decrease related to pod net sales.

Canada

Canada segment net sales decreased by $19.7 million, or 14%, to $121.6 million in the third quarter of fiscal 2015 as compared to $141.3 million in the prior year period.  Excluding a $15.0 million, or 11%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales decreased by $4.7 million primarily due to a $5.4 million, or 44% decrease in net sales of Keurig® brewers and accessories and a $2.2 million, or 5%, decrease in other products such as coffee sold in traditional package formats, partially offset by a $2.9 million, or 3% increase in net sales of pods.

Gross Profit

Gross profit for the third quarter of fiscal 2015 was $349.3 million, or 36.0% of net sales as compared to $444.6 million, or 43.5% of net sales, in the prior year period.  The decrease in gross profit in the third quarter of fiscal 2015 compared to the prior year period was primarily attributable to (i) a decrease of approximately 310 basis points related to higher obsolescence expense of finished goods including an $18 million write-off of certain K2.0 brewers due to lower than anticipated sales, (ii) a decrease of approximately 290 basis points related to unfavorable green coffee costs, (iii) a decrease of approximately 200 basis points related to brewer mix primarily due to selling proportionately more Keurig® 2.0 brewers versus Keurig® 1.0 brewers, (iv) a decrease of approximately 90 basis points related to increased logistics expense, (v) a decrease of approximately 40 basis points related to pod mix, (vi) a decrease of approximately 40 basis points related to net price realization primarily associated with brewers and (vii) a decrease of approximately 40 basis points related to the impact of foreign exchange rates.  These were partially offset by (i) an increase of approximately 190 basis points related to a shift in sales mix between pods, brewers and accessories and other products and (ii) an increase of approximately 110 basis points related to net price realization primarily associated with pods.

Selling, Operating, General and Administrative Expenses

SG&A expenses decreased by 12% to $187.9 million in the third quarter of fiscal 2015 from $213.2 million in the prior year period.  SG&A expenses as a percentage of net sales decreased to 19.4% in the third quarter of fiscal 2015 from 20.9% in the prior year period.  The decrease in SG&A over the prior period was primarily attributable to cost reduction initiatives that commenced in the third quarter of fiscal 2015 across the Domestic segment, the Canada segment, and Corporate, driven by decreases in (i) variable compensation expenses, (ii) variable marketing expenses and (iii) consulting expenses.  These cost reduction initiatives are continuing into the fourth quarter of fiscal 2015.

Segment Operating Income (Loss)

Operating income for the Domestic segment decreased by $77.8 million, or 31%, for the third quarter of fiscal 2015 as compared to the prior year period which was primarily attributable to a decrease in net sales and an increase in cost of sales, primarily attributable to higher obsolescence expense and increased green coffee costs.  Operating income for the Canada segment increased by $1.1 million, or 4%, for the third quarter of fiscal 2015 as compared to the prior year period which was primarily attributable to a decrease in SG&A expenses, partially offset by the negative impact of foreign exchange rates and a decrease in gross profit.  The operating loss for Corporate - Unallocated decreased by $6.8 million, or 15%, for the third quarter of fiscal 2015 as compared to the prior year period which was primarily attributable to decreases in personnel expenses and professional fees.

(Loss) Gain on Financial Instruments, Net

We recorded $1.8 million in net losses on financial instruments not designated as hedges for accounting purposes during the third quarter of fiscal 2015 as compared to $2.8 million in net losses during the prior year period.  In the third quarter of fiscal 2015, the net losses were attributable to our interest rate swaps and our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.  In the prior year period, the net losses were attributable to our cross currency swap.

Gain (Loss) on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the third quarter of fiscal 2015, we incurred net foreign currency gains of approximately $1.7 million as compared to net gains of $8.8 million during the prior year period.  The net foreign currency gains were primarily related to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $0.4 million in the third quarter of fiscal 2015, as compared to $2.4 million in the prior year period.  The decrease in interest expense was primarily due to an increase in capitalized interest relating to the investment in Keurig® Kold assets and facilities.

Income Taxes

Our effective income tax rate was 30.2% for the third quarter of fiscal 2015 as compared to a 33.9% effective tax rate for the prior year period.  The effective tax rate for the prior year period was primarily impacted by the release of a $1.8 million uncertain tax position due to the expiration of the statute of limitations applicable to that position, $1.4 million of stock option deductions and a $2.2 million provision to return adjustments.  The effective tax rate for the third quarter of fiscal 2015 was impacted primarily by discrete items including a net change of $3.2 million reduction in tax related to uncertain tax positions caused by releases for the expiration of the statute of limitations and additional identified positions in the current quarter, $1.2 million reduction in tax related to qualified inventory donations and $6.0 million of additional Federal and State tax credits.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirteen weeks ended June 27, 2015 and June 28, 2014 (in thousands, except per share data):

	Thirteen weeks ended
	June 27, 2015	June 28, 2014
Net income attributable to Keurig	$113,621	$155,151
After tax:
Expenses related to SEC inquiry(1)	—	762
Amortization of identifiable intangibles(2)	9,435	7,270
Expenses related to antitrust litigation(3)	1,612	—
Non-GAAP net income attributable to Keurig	$124,668	$163,183

	Thirteen weeks ended
	June 27, 2015	June 28, 2014
Diluted income per share (EPS)	$0.73	$0.94
After tax:
Expenses related to SEC inquiry(1)	—	0.00
Amortization of identifiable intangibles(2)	0.06	0.04
Expenses related to antitrust litigation(3)	0.01	—
Non-GAAP EPS	$0.80	$0.99	*

* Does not sum due to rounding.

(1)         Represents legal and accounting expenses, net of income taxes of $0.0 million and $0.4 million for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 15, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $3.2 million and $3.4 million for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(3)         Represents legal expenses, net of income taxes of $0.7 million and $0.0 million for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, related to antitrust litigation classified as general and administrative expense.  See Note 15, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

Thirty-nine weeks ended June 27, 2015 as compared to the thirty-nine weeks ended June 28, 2014

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net Sales (in millions)
	Thirty-nine weeks ended
	June 27, 2015	June 28, 2014	$ Increase (Decrease)	% Increase (Decrease)
Pods	$2,783.9	$2,655.8	$128.1	5%
Brewers and accessories	509.0	640.7	(131.7)	(21)%
Other products	190.2	215.6	(25.4)	(12)%
Total net sales	$3,483.1	$3,512.1	$(29.0)	(1)%

Net sales for the thirty-nine weeks ended June 27, 2015 (the “2015 YTD period”) decreased by $29.0 million, or 1%, to $3,483.1 million, as compared to $3,512.1 million reported for the thirty-nine weeks ended June 28, 2014 (“the prior YTD period”).  The 1% decrease includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1 percentage point.

The primary drivers of the 1% decrease in our net sales as compared to the prior YTD period were a $131.7 million, or 21%, decrease in Keurig® brewer and accessory net sales and a $25.4 million, or 12%, net decrease in other products which was partially offset by a $128.1 million, or 5%, increase in total pod net sales.

The increase in pod net sales as compared to the prior YTD period was driven by an approximate 11 percentage point increase due to volume and an approximate 2 percentage point increase due to net price realization, both of which were partially offset by an approximate 7 percentage point decrease due to sales mix and an approximate 1 percentage point decrease due to the impact of foreign currency exchange rates.  During the YTD period, the decline in net sales due to pod mix was attributable to the fact that we sold proportionately less pods of our owned brands to retailers and consumers, where there is a higher wholesale selling price, than to brand owners, where there is a lower wholesale average selling price and we believe this trend will likely continue.  We anticipate the change in net sales due to pod mix to fluctuate over time.

The decrease in brewer and accessory net sales as compared to the prior YTD period was primarily driven by a $121.7 million decrease in brewer net sales and a $10.0 million decrease in accessory net sales.  The decrease in brewer net sales was primarily driven by (i) an approximate 15 percentage point decrease due to lower volume compared to the prior YTD period driven largely by weaker sales of MINI Plus brewers and higher inventory levels at retail and (ii) an approximate 6 percentage point decrease due to net price realization ue to investments we made in brewer promotions to work through inventory, partially offset by a 2 percentage point increase due to sales mix.  The decrease in accessory net sales was primarily driven by a decrease in net sales of the My K-Cup accessory.

Net sales of other products decreased $25.4 million, or 12%, as compared to the prior YTD period primarily due to the continuing demand shift from traditional coffee package format to pods.

Domestic

Domestic segment net sales increased by $20.8 million, or 1%, to $3,064.0 million in the 2015 YTD period as compared to $3,043.2 million in the prior YTD period.  The increase was due primarily to a $135.6 million, or 6%, increase related to net sales of pods which was partially offset by a $107.7 million, or 19%, decrease related to net sales of Keurig® brewers and accessories and a $7.1 million, or 10%, decrease related to net sales of other products.

Canada

Canada segment net sales decreased by $49.8 million, or 11%, to $419.1 million in the 2015 YTD period, as compared to $468.9 million in the prior YTD period.  Excluding a $42.3 million, or 9%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales decreased by $7.5 million primarily due to (i) a $20.1 million, or 32%, decrease in net sales of Keurig® brewers and accessories primarily attributable to sales volumes and (ii) a $5.4 million, or 4%, decrease in net sales of other products, such as coffee sold in traditional package formats.  This was partially offset by an $18.0 million, or 7%, increase related to net sales of pods, driven by a demand shift from coffee sold in traditional package formats to pods.

Gross Profit

Gross profit for the 2015 YTD period was $1,272.2 million, or 36.5% of net sales, as compared to $1,366.1 million, or 38.9% of net sales, in the prior year period.  The decrease in gross profit as compared to the prior YTD period was primarily attributable to (i) a decrease of approximately 190 basis points related to brewer product mix primarily due to selling proportionately more Keurig® 2.0 brewers versus Keurig® 1.0 brewers, (ii) a decrease of approximately 170 basis points related to higher obsolescence expense of finished goods including a $18 million write-off of certain K2.0 brewers and a $10 million write-off of Rivo® Brewers due to lower than anticipated sales, (iii) a decrease of approximately 110 basis points related to unfavorable green coffee costs and (iv) a decrease of approximately 90 basis points due to mix primarily associated with pods, partially offset by (i) an increase of approximately 270 basis points due to a shift in sales mix between pods, brewers and accessories and other products and (ii) an increase of approximately 80 basis points due to net price realization primarily associated with pods.

Selling, Operating, General and Administrative Expenses

SG&A expenses increased 0.5% to $650.9 million in the 2015 YTD period from $647.6 million in the prior YTD period.  SG&A expenses as a percentage of net sales increased to 18.7% in the 2015 YTD period from 18.4% in the prior YTD period.  The increase in SG&A over the prior YTD period was primarily attributable to increases in research and development expenses, stock compensation expense and professional fees associated with our antitrust litigation, partially offset by decreases in variable marketing expenses and variable compensation expenses.

Segment Operating Income (Loss)

Operating income for the Domestic segment decreased by $83.2 million, or 11%, as compared to the prior YTD period which was primarily attributable to an increase in cost of sales, primarily attributable to higher obsolescence expense and increased green coffee costs.  Operating income for the Canada segment decreased by $11.6 million, or 15%, as compared to the prior YTD period which was primarily attributable to the unfavorable impact of foreign exchange rates and a decrease in gross margin primarily attributable to increased green coffee costs and higher obsolescence expense, partially offset by a decrease in SG&A expenses primarily attributable to decreases in variable marketing and personnel expenses.  The operating loss for Corporate - Unallocated increased by $2.4 million, or 2%, as compared to the prior YTD period which was primarily attributable to professional fees associated with our antitrust litigation and an increase in facilities expenses.

(Loss) Gain on Financial Instruments, Net

We recorded $5.1 million in net gains on financial instruments not designated as hedges for accounting purposes during the 2015 YTD period as compared to $4.6 million in net gains during the prior YTD period.  For both the 2015 and prior YTD periods, the net gains were primarily attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Gain (Loss) on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the 2015 YTD period, we incurred a net foreign currency loss of $16.2 million as compared to a net foreign currency loss of $10.4 million during the prior YTD period.  The net foreign currency losses were primarily attributable to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $1.8 million in the 2015 YTD period, as compared to $8.1 million in the prior YTD period.  The decrease in interest expense was primarily due to an increase in capitalized interest related to the investment in Keurig® Kold assets and facilities.

Income Taxes

Our effective income tax rate was 33.9% for the 2015 YTD period, as compared to a 35.4% effective income tax rate in the prior YTD period.  The effective tax rate for the prior year period was primarily a result of the release of a $5.5 million uncertain tax position due to the expiration of the statute of limitations, $5.5 million of stock option deduction and $2.0 million of provision to return adjustments.  The effective tax rate for the current year period has been primarily impacted by discrete items: a $3.2 million reduction in tax due to inter-company transfer pricing; a $4.1 million reduction in tax related to qualified inventory donations; a $2.2 million stock option deduction; state tax credits of $1.4 million; a net change of $3.6 million in uncertain tax positions due to the expiration of the statute of limitations and additional identified positions; and $6.0 million of additional Federal and State tax credits.

Net Income, Non-GAAP Net Income and Diluted Earnings Per Share (“EPS”)

The following tables show a reconciliation of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS for the thirty-nine weeks ended June 27, 2015 and June 28, 2014 (in thousands, except per share data):

	Thirty-nine weeks ended
	June 27, 2015	June 28, 2014
Net income attributable to Keurig	$403,679	$455,462
After tax:
Expenses related to SEC inquiry(1)	927	1,347
Amortization of identifiable intangibles(2)	26,227	22,246
Expenses related to antitrust litigation(3)	3,699	—
Non-GAAP net income attributable to Keurig	$434,532	$479,055

	Thirty-nine weeks ended
	June 27, 2015	June 28, 2014
Diluted income per share	$2.52	$2.88
After tax:
Expenses related to SEC inquiry(1)	0.01	0.01
Amortization of identifiable intangibles(2)	0.16	0.14
Expenses related to antitrust litigation(3)	0.02	—
Non-GAAP net income per share	$2.71	$3.03

(1)         Represents legal and accounting expenses, net of income taxes of $0.5 million and $0.8 million for the thirty-nine weeks ended June 27, 2015 and June 28, 2014, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 15, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(2)         Represents the amortization of intangibles, net of income taxes of $9.5 million and $10.4 million for the thirty-nine weeks ended June 27, 2015 and June 28, 2014, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(3)         Represents legal expenses, net of income taxes of $1.8 million and $0.0 million for the thirty-nine weeks ended June 27, 2015 and June 28, 2014, respectively, related to antitrust litigation classified as general and administrative expense.  See Note 15, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

Liquidity and Capital Resources

We have principally funded our operations, working capital needs, capital expenditures and share repurchases from net cash flows from operating activities, proceeds from sales of our common stock, borrowings under our credit facilities and capital lease and financing obligations.  At June 27, 2015, we had $413.5 million in outstanding debt and capital lease and financing obligations and $873.3 million of working capital (including cash assets of $80.6 million representing cash and cash equivalents and restricted cash and cash equivalents).  At September 27, 2014, we had $278.5 million in outstanding debt and capital lease and financing obligations and $1,602.5 million of working capital (including cash assets of $861.6 million representing cash and cash equivalents, restricted cash and cash equivalents and a short-term investment in a certificate of deposit).

Our cash and cash equivalents total $80.3 million and $761.2 million as of June 27, 2015, and September 27, 2014, respectively.  We actively manage our cash and cash equivalents and short-term investment in order to internally fund our operating needs, make scheduled interest and principal payments on our borrowings, invest in our innovation pipeline and business growth opportunities, and return cash to stockholders through common stock cash dividend payments and share repurchases.

With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings.  If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material.  Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.  As of June 27, 2015, we had $40.4 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations.

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities during the thirty-nine weeks ended June 27, 2015 was $610.1 million as compared to $823.8 million for the prior year period.  We generated $404.0 million in net income for the thirty-nine weeks ended June 27, 2015.  We incurred non-cash expenses of $190.1 million related to depreciation and amortization and $87.0 million related to our provision for sales returns.  Other significant changes in working capital affecting net cash provided by operating activities included a decrease in inventories of $137.7 million, a reduction in accounts receivable of $84.4 million and a decrease in accounts payable and accrued expenses of $223.0 million primarily due to payments to our vendors for inventory and decrease in accrued incentive compensation.

Investing Activities:

Investing activities primarily included $180.7 million of cash used in the acquisition of Bevyz and $338.1 million of capital expenditures primarily related to supporting new product platforms.

Capital expenditures were $338.1 million for the thirty-nine weeks ended June 27, 2015 as compared to $221.9 million for the prior year period.  Capital expenditures incurred on an accrual basis during the thirty-nine weeks ended June 27, 2015 consisted primarily of $214.8 million related to new product platforms, $31.3 million related to information technology infrastructure and systems, $27.6 million related to facilities and related infrastructure, $18.7 million related to increasing packaging capabilities for Keurig® beverage platforms and $15.1 million related to coffee processing equipment.  In fiscal 2015, we currently expect to invest between $400.0 million and $450.0 million in capital expenditures to support our future growth.

Financing Activities:

Cash used in financing activities for the thirty-nine weeks ended June 27, 2015 totaled $877.0 million.  We used $918.4 million of cash to fund share repurchase activity under our existing authorized share repurchase programs, $131.4 million to pay common stock dividends and $14.4 million for repayments of long-term debt during the thirty-nine weeks ended June 27, 2015.  This was offset with $150.0 million in net cash provided by our revolving line of credit.

Cash flows from operating and financing activities included a $21.1 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units and performance stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long-Term Debt

Under our prior Amended and Restated Credit Agreement (“Restated Credit Agreement”), which was terminated on June 29, 2015 in connection with the entry into our New Revolving Facility described below, we maintained senior secured credit facilities consisting of (i) an $800.0 million U.S. revolving credit facility, (ii) a $200.0 million alternative currency revolving credit facility, and (iii) a term loan A facility.  At June 27, 2015, we had $144.4 million outstanding under the term loan A facility, $150.0 million outstanding under the revolving credit facilities and $5.4 million in letters of credit with $844.6 million available for borrowing.  The Restated Credit Agreement also provided for an increase option for an aggregate amount of up to $500.0 million.

On June 29, 2015 we entered into a new Credit Agreement, by and among the Company and Keurig Trading Sàrl, a wholly owned subsidiary of the Company, as borrowers, the other borrowers from time to time party thereto, the guarantors from time to time party thereto, Bank of America, N.A., as administrative agent, U.S. swing line lender and U.S. letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint bookrunner, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, HSBC Bank USA, N.A., HSBC Bank Canada, and Wells Fargo Securities, LLC, as joint lead arrangers, joint bookrunners, and co-syndication agents, Sumitomo Mitsui Banking Corporation as co-syndication agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association and TD Bank, N.A. as co-documentation agents, and Branch Banking and Trust Company and KeyBank National Association, as co-agents, and the other lenders from time to time party thereto (the “Credit Agreement”) that provides for a $1,800,000,000 unsecured revolving credit facility (the “New Revolving Facility”) comprised of a $1,300,000,000 U.S. revolving credit facility under which we may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars (the “U.S. Revolver”) and a $500,000,000 alternative currency facility under which the Company and Keurig Trading Sàrl may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars or in Canadian Dollars, Euros, Pounds Sterling, Yen, Swiss Franc and any other currency that is approved by the administrative agent and appropriate lenders or U.S. letter of credit issuer pursuant to the terms of the Credit Agreement (the “Alternative Currency Revolver”). The New Revolving Facility includes a $200,000,000 subfacility for the issuance of letters of credit, and a $50,000,000 sublimit for swing line loans restricted to borrowings in U.S. Dollars only.

The Credit Agreement permits us to request increases to the New Revolving Facility, and/or the establishment of one or more new term loan commitments, in an aggregate amount not to exceed $750,000,000 (the “Incremental Credit Facility”). The lenders under the New Revolving Facility will not be under any obligation to provide any such increases or new term loan commitments, and the availability of such additional increases and/or establishment of new term loan commitments is subject to customary terms and conditions.

The U.S. Revolver was partially drawn in an aggregate amount of $325 million on June 29, 2015 to repay our approximately $295 million of borrowings under the Restated Credit Agreement, to finance the upfront and commitment fees in connection with the New Revolving Facility, as well as expenses related thereto, and for general working capital purposes.  See Note 17, Subsequent Events for additional information.

Interest Rate Swaps

We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate.  The total notional amount of these swaps at June 27, 2015 was $130.0 million.

The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.  At June 27, 2015, we estimate we would have paid $1.3 million (gross of tax), if we terminated the interest rate swap agreements.  We designated the interest rate swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (a component of equity).  Additional interest expense pursuant to the interest rate swap agreements incurred during the thirteen and thirty-nine weeks ended June 27, 2015, was $0.8 million and $2.3 million, respectively.  Additional interest expense pursuant to the interest rate swap agreements incurred during the thirteen and thirty-nine weeks ended June 28, 2014, was $0.8 million and $2.4 million, respectively.  At the end of the third quarter, approximately $1.8 million was recognized in (loss) gain on financial instruments, net from other comprehensive income due to the discontinuance of hedge accounting for these interest rate swaps as the underlying debt was repaid subsequent to end of the third quarter.  See Note 17, Subsequent Events for additional information.

Share Repurchases and Dividends

On July 31, 2015, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock over the next two years, at such times and prices as determined by our management.  At various times beginning in fiscal 2012, and including the repurchase authorization on July 31, 2015 the Board has authorized the Company to repurchase a total of $3.5 billion of the Company’s common stock.  As of June 27, 2015, $264.5 million remained available for common stock repurchases.  Additional repurchases will be made with cash on hand, cash from operations and funds available through our existing credit facility.  See Note 13, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

On February 28, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”) pursuant to board authorized share repurchase programs.  The ASR allows us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time.  Under the ASR, we agreed to purchase $700.0 million of our common stock, in total, with an initial delivery to us of 4,340,508 shares of our common stock by the Bank.  In the second quarter of fiscal 2015, the purchase period for the ASR ended and an additional 1,489,476 shares were delivered to us.  In total, 5,829,984 million shares were delivered under the ASR at an average repurchase price of $120.07 per share.  The shares were retired in the quarters they were delivered, and the up-front payment of $700 million was accounted for as a reduction to stockholders’ equity in our Consolidated Balance Sheet in the second quarter of fiscal 2014.

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

During the third quarter of fiscal 2015, we declared a quarterly dividend of $0.2875 per common share, or $44.3 million in the aggregate, payable on July 30, 2015 to stockholders of record on June 30, 2015.

On July 31, 2015, our Board of Directors declared our next regular quarterly cash dividend of $0.2875 per common share, payable on October 29, 2015, to stockholders of record as of the close of business on September 29, 2015.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt (1)	Interest Expense (2)	Operating Lease Obligations	Capital Lease Obligations(3)	Financing Obligations(4)	Purchase Obligations(5)	Total
Remainder of 2015	$4,688	$2,017	$4,371	$947	$1,629	$495,407	$509,059
FY 2016 - FY 2017	290,305	3,755	24,529	8,206	19,547	779,249	1,125,591
FY 2018 - FY 2019	514	27	13,895	7,674	19,815	397,311	439,236
Thereafter	—	—	31,085	28,142	106,025	65,762	231,014
Total	$295,507	$5,799	$73,880	$44,969	$147,016	$1,737,729	$2,304,900

(1)         Long-term debt is classified according to contractual due dates.  The full, outstanding balance of long-term debt under the Restated Credit Agreement was refinanced subsequent to June 27, 2015 with long-term debt under the New Revolving Facility.  See Note 17, Subsequent Events for additional information.

(2)         Based on rates in effect at June 27, 2015.

(3)         Includes principal and interest payments under capital lease obligations.

(4)         Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense upon completion of construction.

(5)         Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

In addition, we have $17.8 million in unrecognized tax benefits primarily as the result of acquisitions of which we are indemnified for $6.3 million expiring through December 2017.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

Information is contained in Note 2, Recent Accounting Pronouncements, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

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

Cautionary Note Regarding Forward-Looking Statements

Certain information in this filing constitutes “forward-looking statements.”  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.”  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, estimates of future financial results, the expected productivity program charges and working capital improvements, the success of introducing and producing new product offerings, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the expected results of operations of businesses acquired by us, our ability to issue debt or additional equity securities, projections for future capital expenditures, our expectations regarding purchasing shares of our common stock under the existing authorizations, projections of payment of dividends, the impact of pending and future stockholder claims and other litigation, and the impact of antitrust litigation pending against the Company in the United States and Canada.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2014 Annual Report filed on Form 10-K, elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

	Remainder						Total Debt Outstanding and average effective interest rate at
	of 2015	2016	2017	2018	2019	Thereafter	June 27, 2015
Long-term debt:
Variable rate (in thousands) (1)	$4,688	$159,687	$—	$—	$—	$—	$164,375
Average interest rate	1.7%	1.7%	—%	—%	—%	—%	1.7%
Fixed rate (in thousands) (1)	$—	$130,302	$316	$330	$184	$—	$131,132
Average interest rate	4.0%	4.0%	3.9%	3.9%	3.9%	—%	4.0%

(1)  Long-term debt is classified according to contractual due dates.  The full, outstanding balance of long-term debt under the Restated Credit Agreement was refinanced subsequent to June 27, 2015 with long-term debt under the New Revolving Facility.  See Note 17, Subsequent Events for additional information.

At June 27, 2015, we had $164.4 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $1.6 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $0.5 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  As discussed further under the heading Liquidity and Capital Resources, we are party to interest rate swap agreements.  On June 27, 2015, the effect of our interest rate swap agreements was to limit the interest rate exposure on $130.0 million of the outstanding balance of the term loan A facility under the Restated Credit Agreement to a fixed rate versus the 30-day Libor rate.  The total notional amount covered by these swaps was terminated on June 29, 2015.  See Note 17, Subsequent Events for additional information.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  We generally fix the price of our coffee contracts nine to twelve months prior to delivery, so that we can adjust our sales prices to the marketplace.  At June 27, 2015, we had approximately $402.2 million in green coffee purchase commitments, of which approximately 97% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  The effective portion of the hedges’ gains or losses resulting from changes in the fair value of the hedges are deferred in other comprehensive income, net of tax effects, until the hedged inventory sale is recognized in earnings, at which point the gains and losses are recognized as a cost of sales.  Any ineffective portion of the hedges’ gains or losses are recognized in the cost of sales in the period they occur.  When these commodity-based financial instruments are not classified as cash flow hedges, gain and losses are immediately recognized into cost of sales.  At June 27, 2015, we did not hold any outstanding coffee futures contracts.  At September 27, 2014, we held outstanding futures contracts covering 7.5 million pounds of coffee with a fair market value of $3.4 million, gross of tax.

At June 27, 2015, we were exposed to approximately $12.0 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $47.2 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 27, 2014.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at June 27, 2015 by approximately $1.2 million.

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

At June 27, 2015, we had approximately 6 months remaining on a CDN $50.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.

Movements in foreign currency exchange rates expose us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $6.7 million at June 27, 2015.  Based on our net un-hedged assets that are affected by movements in foreign currency exchange rates as of June 27, 2015, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $0.7 million.  In addition, at June 27, 2015 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $873.3 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $87.3 million with a corresponding charge to other comprehensive income (loss).

Item 4.  Controls and Procedures

As of June 27, 2015, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

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

Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

Information required by this Item is contained in Note 15, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our fiscal 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities in the third quarter of fiscal 2015.  As of June 27, 2015, there was $264.5 million remaining that may be repurchased pursuant to the total $2.5 billion in share repurchases previously authorized by the Board. On July 31, 2015, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock over the next two years, at such times and prices as determined by the Company’s management.  See Note 13, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

Item 5. Other Information

The Board of Directors has rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from Thursday, January 28, 2016 to Thursday, March 10, 2016 at 10:00 a.m. Eastern Time at the Spruce Peak Arts Center, 122 Hourglass Drive, Stowe, VT 05672.  The Company is reverting to its prior schedule of holding its annual stockholder meeting in March of each year which it diverted from for its January 2015 meeting.

Because the date of the 2016 Annual Meeting is more than 30 days after the anniversary of the 2015 annual meeting of stockholders, in accordance with Rule 14a-8 under the Exchange Act a new deadline has been set for submission of proposals by stockholders intended to be included in the Company’s 2016 proxy statement and form of proxy.  Stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2016 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must ensure that such proposal is received by the Secretary of the Company at 33 Coffee Lane, Waterbury, VT, 05676 by the close of business on September 23, 2015, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials.  Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable law, in order to be eligible for inclusion in the proxy materials for the 2016 Annual Meeting.

In addition, in accordance with the requirements contained in the Company’s amended and restated bylaws, stockholders who wish to bring business before the 2016 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the Company’s amended and restated) is received by the Secretary of the Company at 33 Coffee Lane, Waterbury, VT, 05676no earlier than December 11, 2015 and no later than the close of business on January 10, 2016.  Any such proposal must meet the requirements set forth in the Company’s amended and restated bylaws and other applicable law in order to be brought before the 2016 Annual Meeting.

The record date for stockholders eligible to notice of, and to vote at, the 2016 Annual Meeting has not yet been set by the Board and will be included in the Company’s proxy statement for the 2016 Annual Meeting.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

Date: 8/5/2015	By:	/s/ Brian P. Kelley
Brian P. Kelley,
President and Chief Executive Officer

Date: 8/5/2015	By	/s/ Frances G. Rathke
Frances G. Rathke,
Chief Financial Officer and Treasurer