Form 10-K
period 2015-09-26
KEURIG GREEN MOUNTAIN, INC.
filed 2015-11-19
CIK 909954

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 26, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 28, 2015 was approximately $17,377,984,000 based upon the closing price of such stock on March 27, 2015.

         As of November 13, 2015, 148,926,020 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

KEURIG GREEN MOUNTAIN, INC,

Annual Report on Form 10-K

For

Fiscal Year Ended September 26, 2015

PART I

FORWARD-LOOKING STATEMENTS

        This report contains information that constitutes "forward-looking statements." Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," "may," "aims," "intends," or "projects." However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These statements may relate to: the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, expected trends in net sales and earnings performance and other financial measures, estimates of future financial results, the expected productivity and working capital improvements, the success of introducing and producing new product offerings, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue debt or additional equity securities, our expectations regarding purchasing shares of our common stock under the existing authorizations, projections of payment of dividends, the impact of pending and future stockholder claims and other litigation, and the impact of pending antitrust litigation against the Company in the United States and Canada. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and Part II "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 1.    Business

Overview

        We believe that we are a leader in coffeemakers and specialty coffee in the United States and Canada. We consider ourselves an innovative, technology-driven, values-based personal beverage system company. Our multi-brand beverage and beverage system portfolio is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home. We develop and sell a variety of Keurig® brewers and, in addition to specialty coffee, produce and sell a variety of other specialty beverages in pods (including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other beverages) for use with our Keurig® hot brewing systems. We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans. We market and sell our products to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through our Company websites. We have differentiated our Company and our Keurig® brand with our ability to partner with other beverage brand companies in order to bring consumers significant beverage and brand choice in our Keurig® brewing systems. We currently offer more than 575 beverage varieties and over 80 brands as part of the Keurig® system. Unless the context indicates otherwise, the terms "Keurig", the "Company", "we", "our", or "us" refer to Keurig Green Mountain, Inc., together with its subsidiaries.

        During our 2015 fiscal year, we had the top seven best-selling coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data. Under the Keurig® brand name, we offer a variety of hot system brewers for commercial use in the Away From Home ("AFH") channel and for home use in the At Home ("AH") channel that are differentiated by features and size.

        In recent years, growth in the coffee industry has come primarily from the specialty coffee category throughout the U.S. and Canada. Single-serve has been the fastest growing segment of the specialty coffee category. Concurrently, consumers are more frequently seeking to enjoy premium experiences within the comfort and convenience of their own homes, including the consumption of specialty coffee. In addition to what we believe to be our carefully developed and distinctive advantages over our competitors, the Company has been benefiting from these broad consumer trends.

        We have license agreements under which licensees manufacture, market and sell coffeemakers co-branded as "Keurig® Brewed". Licensees include Conair Corporation (producer of Cuisinart® brand coffeemakers) through May 2016, Jarden Consumer Solutions (producer of Mr. Coffee® brand coffeemakers), and GE Appliances selling a "GE Café™" series refrigerator which includes a built in Keurig® K-Cup® brewing system.

        Our business has been driven predominantly by an increase in adoption of Keurig® hot brewing systems, which include both the brewer, related pods and accessories. In fiscal 2015, approximately 95% of our consolidated net sales were attributed to the combination of pods and Keurig® hot brewing systems and related accessories.

        While our historic growth has been primarily a result of Keurig® hot brewing systems, we have been developing the Keurig® Kold™ beverage system for more than six years. During fiscal 2015, we continued to work towards commercializing the Keurig® Kold™ beverage system, which we launched on a limited basis in the first quarter of fiscal 2016. We believe the Keurig® Kold™ beverage system shares the same elements as the Keurig® hot beverage system: quality, convenience, choice and simplicity. The Keurig® Kold™ beverage system mixes and dispenses a wide variety of cold still and carbonated beverages, in a countertop footprint, using a Kold™ beverage pod. Kold™ beverage brands include partner brands with The Coca-Cola Company and Dr Pepper Snapple Group, as well as our own brands. We expect to add additional beverage brands and new partners in the future. In the near term, we do not expect the Keurig® Kold™ beverage system to be profitable or for revenue from the Keurig® Kold™ beverage system to be material to the Company.

        In support of the manufacturing of Keurig® Kold™ single-serve pods, in fiscal 2015 we completed construction on our first Keurig® Kold™ pod production lines within one of our existing facilities in Vermont. Additionally, during fiscal 2015, we completed construction on a 585,000 square foot facility in Lithia Springs, Georgia that will be dedicated to Keurig® Kold™ pod production as demand requires.

        Our business strategy involves using our consumer insights to develop innovative new brewing systems and beverages; continually improving and refining our current systems and beverages, and; developing and managing marketing programs to drive Keurig® brewing system adoption in order to generate ongoing demand for pods. We currently target opportunities primarily in American and Canadian households, food service, and office locations. Over the longer term, we are also working to expand our addressable opportunities globally. As part of our strategy, we sell multiple at-home hot brewers at attractive price points which result in losses, in order to drive the future sales of pods. As we introduce new innovative beverage systems such as Keurig® Kold™ beverage system, we expect to experience higher appliance manufacturing costs as we scale the related manufacturing processes, followed by lower appliance manufacturing cost structures as the supply chain creates more efficient manufacturing processes.

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

        Domestic.    The Domestic segment sells brewers and accessories and sources, produces and sells coffee, hot cocoa, teas and other beverages, including our Keurig® Kold™ beverages, under a variety of brands in K-Cup®, Vue®, K-Mug™, K-Carafe™ and Kold™ pods ("pods"), and coffee in more traditional packaging, including bags and fractional packs, to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through our consumer-facing website. Substantially all of the Domestic segment's distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel. The Domestic segment also earns royalty income from pods sold by a third-party licensed roaster.

        Canada.    The Canada segment sells hot system brewers and accessories, and sources, produces and sells coffee, teas and other beverages in pods and coffee in more traditional packaging, including bags, cans, and fractional packages under a variety of brands to retailers including supermarkets, department stores, mass merchandisers, club stores, office coffee distributors, and, through office coffee services to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website.

The Products

Pods

        The Company offers pods of varying sizes including single-serve K-Cup®, Vue®, K-Mug™, and multi-serve K-Carafe™ pods. We offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends. We also procure Robusta bean coffee for use in certain blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We manufacture and sell pods of our own brands, such as Green Mountain Coffee, The Original Donut Shop and Van Houtte, as well as participating brands through licensing and manufacturing agreements, including brands such as Dunkin' Donuts™, Eight O'Clock®, Folgers®, Kirkland Signature™, Newman's Own® Organics, Peet's and Starbucks®. The Company also has licensing agreements for manufacturing, distributing, and selling tea under brands such as Lipton®, Celestial Seasonings®, Snapple®, Tazo® and Teavana®. In addition to coffee and tea, we also produce and sell pods for lemonade, hot apple cider, cocoa and other dairy-based beverages.

        Expanded or new brand offerings and partnerships in fiscal 2015 for the Keurig® hot brewing system included: the launch of Green Mountain Coffee® Organic, a new line of premium coffees that are certified as both organic and Fair Trade Certified™; a partnership with Community Coffee Company; an agreement to launch illy® brand to K-Cup® pods beginning in Fall 2015; the June 2015 launch of Laughing Man® brand, a new selection of gourmet coffees offered in K-Cup® pods following our 2014 acquisition of the Laughing Man brand; an expanded ten year partnership with Caribou Coffee for the manufacturing, marketing, distribution, and sale of Caribou Coffee in Keurig® pod formats; and a multi-year manufacturing and distribution agreement with Reily Foods Company for New England® brand coffee, New Orleans Famous French Market Since 1890® brand coffee, and Luzianne® brand iced tea pods. In fiscal 2015, in partnership with the Campbell Soup Company, we also launched K-Cup® pods for Campbells® Fresh-Brewed Soup®.

        In addition, our Keurig® Kold™ beverage system creates a wide variety of cold still and carbonated beverages, using a Kold™ beverage pod. Kold™ beverage brands include partner brands with The Coca-Cola Company and Dr. Pepper Snapple Group, as well as our own brands.

Brewers and Accessories

        We offer a variety of accessories for the Keurig® brewing platforms including pod storage racks, baskets, and brewer carrying cases. We also sell other coffee-related equipment and accessories.

Other Products and Royalties

        We sell coffee in other package types in addition to pods such as bagged coffee and cans (for the grocery and mass channels) and fractional packages and ancillary products (for the office coffee and food service channels), and we also earn royalties from licensees under various licensing agreements described in more detail under the section titled "Business Relationships" below.

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

        Under manufacturing arrangements, we manufacture finished beverage products using raw materials sourced by us or provided by the brand owner. In both instances, once the manufacturing process is complete, we sell the finished product either to the brand owner or to our customers or, depending on the relationship, directly to consumers. Under certain manufacturing arrangements, in addition to manufacturing the beverage for sale to the brand owner, we have the right to sell the beverages using the brand owner's marks in certain of our channels through a licensing arrangement, as described above.

Our Strengths

        We believe our innovative system approach provides us with a unique competitive advantage in the marketplace, as we design all aspects of the system, including the beverage, the pod, the pod manufacturing lines, the appliance and its components. We believe that the consumer benefits delivered by our Keurig® beverage systems will preserve our leadership position in the marketplace and give us the opportunity to continue to grow our coffee business and expand into other beverage categories, such as cold carbonated and still beverages with our Keurig® Kold™. We also believe we have differentiated our Company and our Keurig® brand with our ability to partner with other beverage brand companies in order to bring consumers significant beverage and brand choice in our Keurig® beverage systems. Finally, we continue to invest to ensure innovation in our current brewing systems and to enable us to develop and market new systems for adjacent categories.

        We believe the primary consumer benefits delivered by our Keurig® beverage systems are as follows:

  1
  Quality—expectations of the quality of beverages consumers drink have increased over the last several years and, we believe, with the Keurig® beverage systems, consumers can be certain they will get a high-quality, consistently produced beverage every time.

  2
  Convenience—Keurig® beverage systems prepare beverages at the touch of a button with no mess, no fuss.

  3
  Choice—Keurig offers more than 550 individual hot varieties and 25 Kold varieties, allowing consumers to enjoy and explore a wide range of beverages. In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, as well as sodas, sports hydration mixes and flavored water beverages, in pods.

        We see these benefits as being our competitive advantage and believe it is the combination of these attributes that makes Keurig® beverage systems appealing to consumers.

Corporate Objective and Philosophy

        Our objective is to be a leader in the beverage business by selling high-quality, premium beverages and innovative beverage systems that consistently provide a superior beverage experience.

        Our purpose: "Create the ultimate beverage experience in every life we touch from source to cup—transforming the way the world understands business" guides our approach to business.

        Our mission: "A Keurig® brewer on every counter and a beverage for every occasion" drives our strategy.

        Essential elements of our philosophy and approach include:

        High-Quality Beverages.    We are passionate about providing high quality beverages including roasting great coffees from some of the highest-quality Arabica beans available from the world's coffee-producing regions and using a roasting process designed to optimize each coffee's individual taste and aroma, as well as a wide-variety of cold, still and carbonated beverages. We are also passionate about providing other high-quality beverages such as teas, sourced from premium tea growing regions.

        Innovative Brewing Technology.    Our proprietary brewing technology, embodied in our portfolio of premium quality beverage machines and pods, provides the benefits of convenience, variety and consistently great taste. Keurig® beverage systems include the following elements:

  •
  Premium-quality pods, which contain precisely portioned amounts of gourmet coffees, cocoa, teas, soda, sports hydration mixes, and flavored water beverages and other products/offerings in a sealed, low oxygen environment to help maintain freshness.

  •
  Innovative brewers and beverage systems that precisely control the amount, temperature and/or pressure of water to provide coffee, tea, cocoa, soda, sports hydration mix, flavored water beverages or other beverage of a consistent high quality under our own or licensed brands.

  •
  Convenience of one-touch brewing which allows consumers to enjoy the perfect cup simply and quickly, as well as the ability to increasingly customize beverages with accessible software-enabled user interfaces.

        Keurig's hot beverage system has been designed and optimized for producing consistent, high-quality coffee. In addition, we have expanded our hot system beverage selection to include other beverages such as hot apple cider, hot cocoa, brew-over-ice teas, coffees and fruit brews. In the first quarter of fiscal 2016 we introduced our Keurig® Kold™ beverage system which offers a wide-variety of cold, still and carbonated beverages. We believe these beverages can help to increase brewer usage occasions and enhance consumer satisfaction. New beverage development work has also generated proprietary know how and/or patent applications. The Company holds U.S. and international patents covering a range of its pod and brewing technology innovations, with additional patent applications in process. We believe our constant innovation and focus on quality, all directed to delivering a consistently superior beverage, are what differentiates us among competitors in the beverage and beverage system industry.

        Product Distribution.    The Company seeks to create consumers for life. We believe that coffee and other beverages are convenience purchases, and we utilize our multi-channel distribution network of distributor, retail and consumer direct options to make our products widely and easily available to consumers.

        Sustainable Business Practices.    We view environmental and social sustainability as integral to our business success. We have a long history of sustainable business practices and community support throughout our value chain. We focus our efforts in three key practice areas: Resilient Supply Chain, Sustainable Products, and Thriving People and Communities. Water Stewardship is a common thread throughout these practice areas, and we believe that we can uniquely contribute to local and global water challenges by combining our strengths in sustainability, innovation, and partnership. We expect these same strengths will enable us to meet our 2020 goal of recyclability for all Keurig K-cup® pods, with incremental progress each year prior to 2020. To learn more about our programs visit www.keuriggreenmountain.com/Sustainability.

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

Customers

        For our AH business sold through retailers, department stores and mass merchants in the Domestic segment, we rely primarily on one fulfillment entity, M.Block & Sons, Inc. ("MBlock"), to process the majority of orders. Our sales processed through MBlock represented 34%, 36% and 37% of the Company's consolidated net sales for fiscal years 2015, 2014 and 2013, respectively. To a lesser extent, we also use other third-parties in the U.S. and Canada for fulfillment services in the AH channel. Further, we are reliant on certain customers for a substantial portion of our revenues, whether the related orders are processed through fulfillment entities or by us. Wal-Mart Stores, Inc. and its affiliates represented approximately 17%, 17% and 14% of our consolidated net sales for fiscal 2015, 2014 and 2013, respectively; and Costco Wholesale Corporation and affiliates represented approximately 12% , 12% and 11% of our consolidated net sales for fiscal 2015, 2014, and 2013 respectively.

Net Sales

        For fiscal 2015, approximately 95% of our consolidated net sales were attributed to the combination of hot system brewer pods and Keurig® hot system brewers and related accessories. Fiscal 2015 net sales of $4,520.0 million were comprised of $3,645.1 million pod net sales, $632.6 million Keurig® beverage system and accessories net sales and $242.3 million of other product net sales such as whole bean and ground coffee selections in bags, fractional packages, and cans, as well as cups, lids and ancillary items to our retail customers primarily in the U.S. and Canada.

Supply Chain

        We operate production and distribution facilities in North America in Castroville, California; Knoxville, Tennessee; Essex, Waterbury and Williston, Vermont; Windsor, Virginia; Sumner, Washington; and Montreal, Quebec. Our production facilities include specially designed proprietary high-speed packaging lines that manufacture pods using freshly-roasted and ground coffee as well as tea, cocoa and other products.

        In addition, in fiscal 2015 we completed construction on our first Keurig® Kold™ pod production lines within one of our existing facilities in Vermont, and completed construction on a 585,000 square foot facility in Lithia Springs, Georgia that will be dedicated to Keurig® Kold™ pod production as demand requires.

        We utilize third-party contract manufacturers located primarily in China and Malaysia for hot and cold beverage appliance manufacturing. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have an Asia-based research and development and quality control function that provide manufacturing oversight, project management, and quality support.

Green Coffee Cost and Supply

        We purchased approximately 247 million pounds of coffee in fiscal 2015. We utilize a combination of outside brokers and direct relationships with farms, estates, cooperatives and cooperative groups for our supply of green coffee. Outside brokers provide the largest supply of our green coffee.

        In fiscal 2015, approximately 18% of our purchases were from Fair Trade certified sources. This provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products. In fiscal 2015, approximately 5% of our purchases were from Rain Forest Alliance Certified™ farms. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. In fiscal 2015, approximately 68% of our purchases were from traceable sources, which mean that we can identify the farms, estates or co-ops, and develop a relationship directly with the farmers. We believe that the traceability helps us secure long-term supplies of high-quality coffee.

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

        In the AH channel, we target coffee drinkers who wish to enjoy the speed, convenience and quality of Keurig® brewed beverages. We promote our AH brewing system which includes pods manufactured by the Domestic and Canada segments primarily through mass merchants, specialty and department store retailers, select wholesale clubs and on our website. We also use regionally targeted and national television advertising to promote our AH brewing systems. We rely on MBlock to process a significant amount of our sales orders for our AH business with retailers in the United States. In addition, we rely on a single order fulfillment entity to process the majority of sales orders for our AH business with retailers in Canada. In the AH channel within both the Domestic and Canada segments, our personnel work closely with key retail channel entities on product plans, marketing programs and other product sales support. Initiatives could include online promotional campaigns, circular advertising, in-store demos, mobile marketing, merchandising features and display, and local and national advertising. The Domestic and Canada segments market and sell pods for use in Keurig® beverage systems, as well as other package formats, such as bagged coffee, to supermarkets, grocery stores and certain wholesale clubs for use in AH applications.

        In the AFH channel, our Domestic segment primarily targets the office coffee channel with a broad offering of brewing platforms that we believe significantly upgrade the quality of the coffee served in the workplace, as well as the food service and hospitality industries. The Domestic segment promotes its AFH brewing system through a selective, but non-exclusive, network of AFH distributors in the U.S. ranging in size from local to national. Keurig® hot system brewers and pods are also available at retail in office superstore locations and directly to small offices through our e-commerce platform. To a lesser degree, the Canada segment markets and sells its coffee and beverage products to the office coffee channel through their AFH distributors. The Canada segment operates a coffee service and distribution network primarily in Canada. The office coffee services business provides office coffee products including a variety of coffee brands and blends, hot system brewing and beverage equipment and beverage supplies directly to offices. Beyond the office coffee channel, we are active in marketing and selling our products to other AFH channels such as food service, convenience, hospitality and business-oriented e-commerce.

        We also operate websites and within social media channels that present our brands to consumers, and serve as e-commerce platforms. This channel provides the opportunity for us to further develop relationships with our consumers.

Competition

        Currently we compete primarily in the coffee and coffeemaker marketplaces.

        The coffee marketplace is highly competitive and fragmented. Our coffee, tea and other beverages compete directly against coffees and teas sold through supermarkets, club stores, mass merchants, specialty retailers and food service accounts, and indirectly against all other coffees. Our competitors in the coffee marketplace include large national and international companies, some of which have greater resources, including marketing and operating resources, and numerous local and regional companies. We compete for limited retailer shelf space for our products, and some of those retailers also market competitive products under their own private labels, some of which are manufactured by us. We also compete with the conventional products of larger companies. Products are distinguished based on quality, price, brand recognition and loyalty, innovation, promotions, nutritional value, and further by our ability to identify and satisfy consumer preferences.

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

  •
  Jarden Corporation

  •
  Nestle S.A. (including its Dolce-Gusto® and Nespresso® brewing systems)

  •
  D.E. Master Blenders 1753 N.V., controlled by JAB Holding Co. (including its TASSIMO® and SENSEO® brewing systems)

  •
  Remington Designs, LLC (including its iCoffee® brewing system)

  •
  Euro-Pro Operating LLC (including its Ninja Coffee Bar™)

  •
  Stanley Black & Decker, Inc.

  •
  Starbucks Corporation (including its Verismo® brewing system)

  •
  Whirlpool Corporation

        We expect competition in coffee and coffeemakers to remain intense, both within our existing customer base and as we expand into new regions. In both coffee and coffeemakers, we compete primarily by providing a wide variety of high-quality coffee including flavored, Fair Trade Certified™ and organic coffees as well as other beverages, coffeemakers, easy access to our products, superior customer service and a comprehensive approach to customer relationship management. We believe that our ability to provide a convenient and broad network of outlets from which to purchase our products is an important factor in our ability to compete. Through our multi-channel distribution network of wholesale, retail and consumer direct operations we believe we differentiate ourselves from many of our larger competitors, who specialize in only one primary channel of distribution. We also compete to manufacture pods for branded coffee companies and retail stores that offer private label coffee for sale to consumers. We believe our constant innovation and focus on quality, all directed to delivering a consistently superior cup of coffee, differentiate us among competitors in the coffee and coffeemaker industries. We also seek to differentiate ourselves through our socially and environmentally responsible business practices. While we believe we currently compete favorably with respect to all of these factors, there can be no assurance that we will be able to compete successfully in the future.

        We compete not only with other widely advertised branded products, but also with private label or generic products that are generally sold at lower prices.

Research and Development

        Our research and development team includes scientists and engineers who are focused on developing beverage and appliance technology platforms that have broad appeal to consumers and consistently deliver on the key attributes of quality, convenience and choice. Research and development costs are expensed as incurred and amounted to $84.7 million, $76.5 million and $57.7 million for fiscal years 2015, 2014 and 2013, respectively. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment.

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

        The Company holds U.S. patents and international patents related to our Keurig® hot brewing and pod technology. Of these, a majority is utility patents and the remainder is design patents. We view these patents as very valuable but do not view any single patent as critical to the Company's success. We own patents that cover significant aspects of our products. We have pending patent applications associated with certain elements of current hot K-Cup® pod technology which, if ultimately issued as patents, would extend coverage over all or some portion of hot K-Cup® pods, and have expiration dates extending to 2023. We have patents associated with certain elements of our K-Cup® pod technology issued in various countries outside the United States. Certain elements of the current generation of Vue® and K-Carafe™ pods are covered by patents which expire in 2021 and by others that are still pending. In addition, the Company has various issued and pending patents that relate to the Keurig® 2.0 beverage system, as well as to the Keurig® Kold pod and beverage system. Our pending patent applications may not issue, or if they issue, they may not be enforceable, may be challenged, invalidated or circumvented by others. Further, we continue to invest in further innovation in beverage pods and appliance technology that will enhance our patent position and that may lead to new patents, and take steps we believe are appropriate to protect all such innovation.

        We have diligently protected our intellectual property through the use of domestic and international patents and trademark registrations and through enforcement efforts in litigation. We regularly monitor commercial activity in the countries where we do business and/or may do business and evaluate potential infringement.

Seasonality

        Our business is subject to seasonal fluctuations, including fluctuations resulting from the holiday season. As a result, total inventory, and specifically, brewers and accessories finished goods inventory is typically higher during the last fiscal quarter than other quarters during the fiscal year, as we prepare for the holiday season. Unlike prior comparable periods, inventory during the last quarter of fiscal 2015 was not higher than other quarters of the fiscal year. This was due to lower than anticipated brewer sales than anticipated in the preceding quarters, which caused us to decrease our level of inventory based on revised volume expectations and the higher inventory levels remaining at retail customers. Due to the typical shift in product mix toward brewers and accessories in the first quarter of our fiscal year, gross margin, as a percentage of net sales, is typically lower in the first fiscal quarter than in the remainder of the fiscal year. Historically, in addition to variations resulting from the holiday season, we have experienced variations in sales from quarter-to-quarter due to a variety of other factors including, but not limited to, the cost of green coffee, competitor initiatives, marketing programs and weather. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Working Capital

        Funding for working capital items, including inventory and receivables, is usually sourced through cash flows from operations, and historically included borrowings from our existing credit facilities. For a description of our liquidity and capital resources, see the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 11, Long-Term Debt, of the Notes to Consolidated Financial Statements.

Employees

        As of September 26, 2015, the Company had approximately 6,000 full-time, part-time, and seasonal employees. We believe our current relations with our employees are good. The number of employees covered by collective bargaining agreements is not significant. We supplement our workforce with temporary workers from time to time, especially in the first quarter of each fiscal year to service increased customer and consumer demand during the peak November-December holiday season and January-March post-holiday season.

Executive Officers of the Registrant

        Certain biographical information regarding each executive officer of our Company as of November 13, 2015 is set forth below:

Name	Age	Position	Officer since
Michael J. Degnan	51	Chief Legal Officer, Corporate General Counsel and Corporate Secretary	2013
Stephen L. Gibbs	43	Vice President and Chief Accounting Officer	2011
Stéphane Glorieux	48	President, Keurig Canada	2014
Brian P. Kelley	54	President, Chief Executive Officer and Director	2012
Peter G. Leemputte	58	Chief Financial Officer and Treasurer	2015
Linda Longo-Kazanova	62	Chief Human Resources Officer	2011
Robert P. Ostryniec	54	Chief Product Supply Officer	2013

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

        Peter G. Leemputte joined Keurig in June 2015 as an Executive Advisor and became the Company's Chief Financial Officer and Treasurer on August 17, 2015. From 2012 until March 2015 Mr. Leemputte served as the Executive Vice President & Chief Financial Officer of Mead Johnson Nutrition Company ("Mead") and, from 2008 to 2012, served as its Senior Vice President and Chief Financial Officer. Prior to working at Mead, Mr. Leemputte served as the Senior Vice President and Chief Financial Officer of Brunswick Corporation from 2003 until 2008, having previously served as Brunswick Corporation's Vice President and Controller from 2001 until 2003.

        Linda Longo-Kazanova has served as Chief Human Resources Officer of Keurig since March 2011. Prior to joining Keurig, Ms. Kazanova was Vice President, Human Resources and Medical for the Burlington Northern Santa Fe Corporation (later acquired by Berkshire Hathaway Inc.) from May 2007 until September 2010.

        Robert P. Ostryniec joined Keurig as Chief Product Supply Officer in August 2013. From February 2010 until August 2013, Mr. Ostryniec served as Senior Vice President, Global Chief Supply Chain Officer and Quality & Chief Risk Officer of H.J. Heinz Company. At H.J. Heinz Company he also served as Chief Supply Chain officer of North America from May 2005 to January 2010 and Group Vice President Consumer Products-Product Supply from July 2003 to April 2005.

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

        Our Company maintains a website at www.KeurigGreenMountain.com. Our filings with the SEC, including without limitation, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available for free through a link maintained on our website under the heading "Investor Relations—Financial Information." Our website also includes our Corporate Governance Principles, Code of Conduct and charters of the Audit and Finance, Compensation and Organizational Development, Governance and Nominating, and Sustainability committees of our Board of Directors. Information contained on our website is not incorporated by reference into this report.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, results of operations or price of our common stock in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations or the price of our common stock in future periods.

Our financial performance is highly dependent upon the sales of Keurig® beverage systems and pods.

        A significant percentage of our total revenue is attributable to sales of pods for use with our Keurig® hot system brewers. For the year ended September 26, 2015, total consolidated net sales of pods and Keurig® hot system brewers and related accessories represented approximately 95% of consolidated net sales. Continued acceptance of Keurig® beverage systems, including adoption by consumers of our newly launched Keurig® Kold™ beverage system and sales of pods to an increasing installed base, are significant factors in our growth plans. Any substantial or sustained decline in the sale of Keurig® hot system brewers, failure of consumers to adopt our Keurig® Kold™ beverage system, failure to reduce the cost of our brewers or drinkmakers, or substantial or sustained decline in the sales of our pods would materially adversely affect our business. Keurig® hot system brewers compete against all sellers and types of coffeemakers. If we do not succeed in effectively reducing the costs of manufacturing our beverage systems or differentiating ourselves from our competitors, based on technology, quality of products, desired brands or otherwise, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of Keurig® beverage systems and pods, and accordingly, our profitability may be materially adversely affected.

Our development and launch of the Keurig® Kold™ beverage system has required and will continue to require a significant investment and commitment of resources, is subject to numerous risks and uncertainties, and ultimately may not prove successful.

        We have invested and expect to continue to invest significantly in the development and recent launch of our Keurig® Kold™ beverage system and our cold beverage platform technology. Such endeavor involves significant risks and uncertainties, including distraction of management from our existing hot platform operations, insufficient revenues to offset liabilities and expenses associated with developing, launching and growing the new cold platform, inadequate return of capital on our investments, not accurately predicting consumer tastes and the market opportunity for a beverage platform, inability to respond in a timely manner to consumer desires and demands, and unidentified issues not discovered in our due diligence and planning. The Keurig® Kold™ beverage system also has comparatively high price points. We cannot be certain that this platform will be widely accepted by consumers or that they will be willing to pay a higher price for these products. In addition, we may not be able to sufficiently scale the Keurig® Kold™ beverage system or find other ways to reduce the costs of manufacturing the appliance or pods; if we reduce the price of the Keurig® Kold™ appliance without reducing its cost, it will have an adverse effect on our financial condition and operating results. Because the introduction of and investment in a new platform is inherently risky, no assurance can be given that the Keurig® Kold™ beverage system will ultimately be successful or that it will not materially adversely affect our reputation, financial condition, and operating results.

Continued innovation and the successful development and timely launch of new platforms, products and product extensions are critical to our financial results and achievement of our growth strategy.

        Achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products, including new platforms such as our cold technology. Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Additionally, our new product introductions are often time sensitive, and thus failure to deliver innovations on schedule could be detrimental to our ability to successfully launch such new products and retain partners, in addition to potentially harming our reputation and customer loyalty. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces.

Our future financial results are difficult to predict, and failure to meet market expectations for our financial performance or our publicly announced guidance may cause the price of our stock to decline.

        As we and our industry evolve, we expect to face new challenges with respect to our transformation from a coffee company to a multi-category beverage company, our introduction of innovative products and the changing competitive landscape within the single serve category and the beverage industry. These challenges can occur at various stages, including design, supply chain and sales cycle. Our public forecasts regarding the expected performance of our business and future operating results are forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in our filings with the SEC and in our other public statements, and necessarily reflect current assumptions and judgments that may prove incorrect. As a result, there can be no assurance that our performance will be consistent with any public forecasts or that any variation from such forecasts will not be material and adverse. Failure to meet expectations, particularly with respect to operating margins, earnings per share, operating cash flows, and net revenues, may likely result in a decline and/or increased volatility in the price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the price of our stock in ways that may be unrelated to our financial performance.

Our stock price is subject to volatility.

        Our stock price has historically and continues to experience substantial price volatility. We believe our stock price is subject to significant volatility because of factors such as: quarterly variations in our operating results; announcement of new products or technological innovations by us or our competitors, and; changes in earnings estimates. We also believe our stock price reflects, in part, expectations that our cash dividend will continue at current levels or grow, but future dividends remain subject to declaration by the Board of Directors. If we fail to meet these expectations, our stock price may decline, which could have a material adverse impact on investor confidence and employee retention.

        Our share repurchase program could also affect the price of our stock and increase volatility. The timing and actual number of shares repurchased will depend on a variety of factors, including market and business conditions, the timing of open trading windows, trading price, and the nature of other investment opportunities. Although the share repurchase program is intended to enhance long-term stockholder value, we cannot provide assurance that this will occur as price volatility over a given period may result in the average price at which we repurchase our own stock to exceed our stock's price at a given point in time. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

Due to the seasonality of many of our products and other factors such as adverse weather conditions, our operating results are subject to fluctuations.

        Historically, we have experienced increased sales of our Keurig® hot system brewers in our first fiscal quarter due to the holiday season. If sales of our Keurig® hot system brewers during the holiday season do not meet expectations, sales of our pods throughout the remainder of the fiscal year will be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that maybe achieved for the full fiscal year. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, quarterly operating results should not be relied upon as indications of our future performance.

        The sales of our products are influenced to some extent by weather conditions in the geographies in which we operate. Unusually warm weather during the winter months may have a temporary decrease on the demand for some of our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Increased competition, including as a result of industry consolidation, could hurt our businesses.

        The beverage and appliance industries are intensely competitive and we compete with respect to product, quality, convenience and price. We face significant competition in each of our channels and marketplaces. We compete with major international beverage and appliance companies that operate in multiple geographic areas, as well as numerous companies that are primarily local in operation. Our beverages also compete against local or regional brands as well as against private label brands developed by retailers. Our ability to gain or maintain share of sales in the global marketplace or in various local marketplaces or maintain or enhance our relationships with our partners and customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the food and beverage industry and an increase in the number of competitive pod contract manufacturers.

Changes in the beverage environment and retail landscape could impact our financial results.

        The beverage environment is rapidly evolving as a result of, among other things, changes in consumer preferences; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the beverage retail landscape is dynamic and constantly evolving, not only in emerging and developing marketplaces, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed marketplaces, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Consolidation in the retail channel, the loss of key retail or grocery customers and efforts by our customers to improve their profitability could adversely affect our financial performance.

        Our industry is being affected by the trend toward consolidation in the retail channel. Retailers have and will likely continue to seek lower prices from us and demand increased marketing or promotional expenditures. Large retailers also may be more likely to use their distribution networks to introduce and develop private label brands. Strategic partners may also choose to vertically integrate their brands' manufacturing and distribution. Any of the foregoing could negatively affect the Company's profitability. In addition, our success depends in part on our ability to maintain good relationships with key retail and grocery customers. The loss of one or more of our key customers could have an adverse effect on our financial performance. In addition, because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through increased promotional programs, pricing concessions, more favorable trade terms and increased emphasis on private label products. To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced. Further, if we are unable to continue to offer terms that are acceptable to our significant customers or our customers determine that they need fewer inventories to service consumers; these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

Failure to maintain strategic relationships with well-recognized brands/brand owners and private label brands could adversely impact our future growth and business.

        We have entered into strategic relationships for the manufacturing, distribution, and sale of pods with well-regarded beverage companies such as Dunkin' Brands, The J.M. Smucker Company, Newman's Own® Organics, Kraft Foods Group, Peet's Coffee & Tea, Starbucks®, Dr Pepper Snapple Group, Inc. and The Coca-Cola Company®, as well as with retailers such as Costco and Wal-Mart for their private label brands. As independent companies, our strategic partners make their own business decisions which may not align with our interests. In addition, many of our strategic partners have the right to manufacture or distribute their own specialty beverage products. If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of pricing and marketing and advertising support, or if our strategic partners are not satisfied with our brand innovation and technological or other development efforts, they may take actions, including entering into agreements with competing pod contract manufacturers or vertically integrating to manufacture their own pods. Increasing competition among pod manufacturers and the move to vertical integration may result in price compression, which could have an adverse effect on our gross margins. The loss of strategic partners could also adversely impact our future profitability and growth, awareness of our Keurig® brewers, our ability to attract additional branded or private label parties to do business with us or our ability to attract new consumers to buy Keurig® brewers.

Product safety and quality concerns could negatively affect our business.

        Our success depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products. While we are committed to the safety and quality of our products, we may not achieve our product safety and quality standards. Product safety or quality issues, or mislabeling, actual or perceived, or allegations of product contamination or quality or safety issues, even when false or unfounded, could subject us to product liability and consumer claims, negative publicity, a loss of consumer confidence and trust, may require us from time to time to conduct costly recalls from some or all of the channels in which the affected product was distributed, could damage the goodwill associated with our brands, and may cause consumers to choose other products. The terms of our warranty coverage varies with our suppliers and vendors. Such issues could result in the destruction of product inventory, lost sales due to the unavailability of product for a period of time, and higher than anticipated rates of warranty returns and other returns of goods, all of which could cause our business to suffer and affect our results of operations.

Increases in the cost of high-quality Arabica coffee beans or other commodities or decreases in the availability of high quality Arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

        We purchase, roast, and sell high-quality whole bean Arabica coffee and related coffee products. The price of coffee is subject to significant volatility, and may increase due to the factors described below. The Arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the "C" price of coffee. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the "C" coffee commodity price do increase the price of high-quality Arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base "C" coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust), general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality Arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our business and financial results.

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

Our long-term purchase commitments for certain strategic raw materials critical for the manufacture of pods and appliances could impair our ability to be flexible in our business without penalty.

        In order to ensure a continuous supply of high quality raw materials some of our inventory purchase obligations include long-term purchase commitments for certain strategic raw materials critical for the manufacture of pods and appliances. The timing of these may not always coincide with the period in which we need the supplies to fulfill customer demand. This could lead to higher and more variable inventory levels and/or higher raw material costs.

Investment in new business strategies, acquisitions and joint ventures could disrupt the Company's ongoing business and present risks not originally contemplated.

        The Company has invested, and in the future may invest, in new business strategies, acquisitions and/or joint ventures. New ventures are inherently risky and may not be successful. In evaluating such endeavors, we are required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the risks involved with entering new competitive categories or regions, the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions, investments or joint ventures, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and liabilities, the performance of underlying products, capabilities or technologies and the potential loss of key employees and customers of the acquired businesses.

Damage to our reputation or brand name or loss of brand relevance could negatively impact us.

        We believe our success depends on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation. Product safety or quality issues, actual or perceived, or allegations of product contamination or safety issues, even when false or unfounded, could tarnish our image and that of affected brands. If we are unable to meet our sustainability targets, including the successful development and introduction of a recyclable K-Cup® pod prior to our 2020 100% implementation goal, consumers may lose trust and confidence in our brand and our Company's commitment to sustainability, and our brand could be damaged. Our brand name and image could also be negatively affected by claims made against us by third parties alleging violations of law, including antitrust or competition laws. Such issues could negatively affect our profitability and brand image.

The loss of key personnel or difficulties recruiting and retaining our senior management team could adversely impact our business and financial results.

        Much of our future success depends on the continued availability and service of our senior management. The loss of any of our executive officers or other key senior management personnel, or difficulties in recruiting high quality personnel to new positions could harm our business and our ability to timely achieve our strategic initiatives. If we are unable to retain and motivate our senior management team sufficiently to maintain our current business and support our projected growth and initiatives, our business and financial performance may be adversely affected.

Obsolete inventory may result in reduced prices or write-downs.

        We must manage our inventory effectively. As we innovate and introduce new brewers to the marketplace, our existing brewers are at an increased risk of inventory obsolescence. If we ultimately determine that we have excess brewers, we may have to reduce our prices and write-down inventory which could have an adverse effect on our business, financial condition, and results of operations. Risks of inventory obsolescence also exist with our products that are subject to expiration, such as pod components and beverage ingredients. And as we launch new beverage platforms, risk of excess inventory also exists if we are unable to accurately forecast demand for these new products. If we are unable to accurately forecast demand for our products, and inventory expires or becomes unusable prior to its use, our business, financial condition and results of operations could be adversely affected.

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

        We have a limited number of suppliers for certain strategic raw materials critical for the manufacture of pods and the processing of certain key ingredients in our pods. In addition, a small number of companies manufacture the vast majority of our brewers. We also currently roast and manufacture our coffee and other beverage products in facilities in the United States (in Vermont, Tennessee, Washington, Virginia, and California) and one facility in Canada. Any disruption in operation of these companies or facilities, whether as a result of a natural disaster, contractual dispute or other causes, could significantly impair our ability to meet demand for our products and adversely affect our business, financial condition and results of operations. Moreover, if demand increases more than we currently forecast, we will need to either expand our current capabilities internally or acquire additional capacity and the failure to do so in a timely or cost effective manner could have a negative impact on our business.

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

        We rely on independent certification, such as certifications of our products as "organic" or "Fair Trade," to differentiate some of our products from others, such as the Newman's Own® Organics product line, Green Mountain Coffee® Fair Trade Certified™ coffee line and the Canada segment's Fair Trade Organic Collection. In fiscal 2015, approximately 28% of our coffee purchases were from certified sources. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

Our failure to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

        There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current level of maturity of the single-serve component of our business. We set target levels for the manufacture of beverages systems and pods and for the purchase of green coffee in advance of customer orders based upon our forecasts of customer demand and those of our business partners.

        If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. In addition, we may be contractually bound to minimum purchase commitments over a period of time which exceed customer demand. Alternatively, if demand exceeds our forecasts significantly beyond our current manufacturing capacity, we may not be able to satisfy customer demand, which could result in a loss of share if our competitors are able to meet customer demands. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

Increases or changes in income or indirect tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could have a material adverse impact on our financial results.

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

Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results.

        In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly.

        Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed.

        In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future.

If we are unable to expand our operations in new countries, our long-term growth rate could be negatively affected.

        Our success depends in part on our ability to grow our business in new countries, which in turn depends on economic and political conditions in those countries, our ability to establish operations in those countries or to form strategic business partnerships including with established brands and to make necessary infrastructure enhancements to production facilities, distribution networks, order processing and fulfillment systems and technology. Moreover, the supply of our products in new countries must match consumers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our existing products or new products currently under development will be accepted in any particular new country or that we will be able to develop new products that will be successful in any particular new country.

Exposure to foreign currency, commodity and interest rate risk could adversely affect our results of operations and financial condition.

        Our foreign operations are primarily related to our Canada segment, which in fiscal 2015 represented 12.0% of the Company's net sales. Revenues and expenses from our Canada segment are generally derived from sales and operations conducted in the Canadian dollar. As a result, our revenues are adversely affected when the United States dollar strengthens against the Canadian dollar and are positively affected when the United States dollar weakens. Conversely, our Canadian dollar-denominated expenses decrease when the United States dollar strengthens against the Canadian dollar and increase when the United States dollar weakens. Additionally, our assets and liabilities denominated in Canadian dollars are similarly affected when the United States dollar fluctuates against the Canadian dollar. As we expand geographically, we expect to have increasing foreign currency risk associated with cash flows from foreign subsidiaries, foreign currency purchase commitments, and foreign currency intercompany debt. As a result, foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

        From time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency exchange rate exposures. More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars. We also have coffee hedging arrangements and interest rate swap agreements.

        While we attempt and will continue to attempt to mitigate some of our foreign currency exchange rate risk with hedging and other activities, our business nevertheless will remain subject to foreign exchange risk from foreign currency translation exposures that we may not be able to manage through effective hedging or the use of other financial instruments and we may incur material losses from such hedging transactions.

We are subject to risks generally associated with companies that operate globally.

        While our foreign operations are primarily related to our Canada segment, we source our green coffee, certain production equipment, and components of our brewers and manufacturing of our brewers from countries outside the United States. As a result, we are subject to risks inherent in multinational operations which include: unique economic conditions; changes in political climate; differing tax structures; other jurisdictions' laws, regulations and restrictions. As our operations further broaden geographically, we expect that our expanded foreign operations will continue to be exposed to these same risks.

If we are not able to build and sustain proper information technology infrastructure or successfully implement our business transformation initiative, our business could suffer.

        We depend on information technology to improve the effectiveness of our operations, to interface with our customers, to maintain financial accuracy and efficiency, to comply with regulatory financial reporting, legal and tax requirements, and for digital marketing activities and online communication among our locations and between our personnel and the personnel of our contract manufacturers, suppliers or other third-party partners. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property, or the loss of sensitive or confidential data through security breach or otherwise.

        We have embarked on a multi-year business transformation initiative to streamline business processes and migrate certain of our financial processing systems to an enterprise-wide system solution. There can be no certainty that this initiative will deliver the expected benefits. If we do not allocate and effectively manage the resources necessary to build and sustain enterprise-wide system solution, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently and remain in step with changing business needs, which could result in the loss of customers or consumers. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers or consumers and revenue.

If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.

        Our businesses involve the collection, storage and transmission of personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company's proprietary and other confidential information related to our businesses. Our efforts to protect such information may be unsuccessful due to the actions of third parties, computer viruses, physical or electronic break-ins, catastrophic events, employee error or malfeasance or other attempts to harm our systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures in time. We could also experience a loss of critical data and delays or interruptions in our ability to manage inventories or process transactions. Some of our commercial partners, such as those that help us deliver our website, may receive or store information provided by us or our users through our websites. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our users' data may be improperly accessed, used or disclosed.

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

        While we make efforts to develop and protect our intellectual property, the validity, enforceability and commercial value of our intellectual property rights may be reduced or eliminated by the discovery of prior inventions by third-parties, the discovery of similar marks previously used by third-parties, the successful independent development by third-parties of the same or similar confidential or proprietary innovations or changes in the supply or distribution chains that render our rights invalid or obsolete, or narrow their scope. In addition, while we make efforts to ensure that our commercial products, manufacturing processes, and brands have freedom to operate and do not infringe any third party rights, it is possible that some third party rights are not or are not able to be identified at the time of product commercialization, and could provide a basis for an allegation of infringement.

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

Litigation pending against us could expose us to significant liabilities and damage our reputation.

        We are currently party to various legal and other proceedings, and additional claims may arise in the future. See Note 20, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included within Part II of this Annual Report on Form 10-K. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, operationally disruptive and distracting to management. In addition, our brand name and image could be negatively affected by claims made against us by third parties alleging violations of law, including antitrust or competition laws.

        These matters could have a material adverse impact on our financial position and results of operations. We can provide no assurances as to the outcome of any litigation. An adverse resolution or outcome of any of these legal proceedings or claims could have a negative impact on our financial condition, results of operations or liquidity. In recognition of these considerations, we may from time to time enter into arrangements to settle litigation.

U.S. and international laws and regulations could adversely affect our business.

        Our products are extensively regulated in every jurisdiction in which we operate and, as we continue to expand geographically, will become subject to the laws and regulations of additional jurisdictions. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, marketing, advertising, and distributing of these products. Other laws and regulations relate to labeling requirements, the environment, relations with distributors and retailers, employment, privacy, health and safety and trade practices. Our expanding international business exposes us to economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries. Our international business is also subject to U.S. laws, regulations and policies, including anti-corruption and export laws and regulations.

        We maintain policies and controls to comply with such laws and regulations and exercise oversight of such compliance. However, any failure by us or others working on our behalf to comply with these laws could result in criminal, civil or administrative penalties which could negatively affect our results of operations.

        In addition, enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

        Various jurisdictions may seek to adopt significant additional product labeling (such as requiring labeling of products that contain genetically modified organisms) or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California and is known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a "safe harbor" threshold that may be established, is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in Company products, including coffee, at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The State of California or other parties, however, may take a contrary position. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other marketplaces.

Adverse changes in global and domestic economic conditions or a worsening of the United States economy could materially adversely affect us.

        For the year ended September 26, 2015, our net sales in the United States were approximately $4.0 billion, or 88% of our total net sales. Our sales and performance depend significantly on consumer confidence and discretionary spending, which remain under pressure from United States and global economic conditions. Unfavorable general economic conditions, such as a worsening of economic conditions and/or decrease in consumer spending in the United States, may adversely impact our sales, reduce our profitability and could negatively affect our overall financial performance.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our significant facilities are as follows:

Business Segment	Purpose	Location	Approximate Square Feet	Owned or Leased	Expiration of Lease (fiscal year)
Domestic	Manufacturing Space	California	55,000	Leased	2020
Domestic	Manufacturing Space	Vermont	806,200	Leased	2016 - 2026
Domestic	Manufacturing Space	Washington	197,800	Leased	2017
Domestic	Manufacturing Space	Tennessee	334,480	Owned	—
Domestic	Manufacturing Space	Virginia	330,000	Owned	—
Domestic	Manufacturing Space	Vermont	122,950	Owned	—
Domestic	Manufacturing Space	Georgia	585,000	Owned	—
Domestic	Research and Development	Vermont	55,000	Owned	—
Domestic	Research and Development	Massachusetts	41,705	Leased	2023
Domestic	Research and Development	Massachusetts	151,000	Leased	2029
Domestic	Research and Development	Shenzhen, China	7,000	Leased	2018
Domestic	Warehouse and Distribution	Washington	224,000	Leased	2016 - 2017
Domestic	Warehouse and Distribution	New Jersey	905,000	Leased	2016
Domestic	Warehouse and Distribution	California	62,000	Leased	2021
Domestic	Warehouse and Distribution	Vermont	72,000	Owned	—
Domestic	Administrative Offices	Vermont	69,000	Leased	2016 - 2018
Domestic	Administrative Offices	Vermont	72,250	Owned	—
Domestic	Administrative Offices	Massachusetts	313,337	Leased	2016 - 2029
Domestic	Administrative Offices	Lausanne, Switzerland	9,000	Leased	2020
Canada	Administrative Offices	Alberta	24,000	Leased	2016 - 2020
Canada	Warehouse and Distribution	Alberta	58,000	Leased	2017 - 2020
Canada	Warehouse and Distribution	British Columbia	53,000	Leased	2016 - 2020
Canada	Administrative Offices	Ontario	17,000	Leased	2016 - 2019
Canada	Warehouse and Distribution	Ontario	55,000	Leased	2016 - 2019
Canada	Administrative Offices	Quebec	95,000	Owned	—
Canada	Administrative Offices	Quebec	16,521	Leased	2016 - 2022
Canada	Manufacturing Space	Quebec	59,000	Leased	2020
Canada	Manufacturing Space	Quebec	80,000	Owned	—
Canada	Warehouse and Distribution	Quebec	139,000	Owned	—
Canada	Warehouse and Distribution	Quebec	102,000	Leased	2016 - 2022
Corporate	Administrative Offices	Vermont	152,991	Leased	2016 - 2021

        In addition to the locations listed above, the Company has inventory at various locations managed by third-party warehouses and order fulfillment entities.

Item 3.    Legal Proceedings

        For information regarding legal proceedings in which we are involved, see Note 20, Commitments and Contingencies, to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on form 10-K.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

        The Company's common stock trades on the NASDAQ Global Select Market under the symbol GMCR. The following table sets forth the high and low closing prices as reported by NASDAQ and the quarterly cash dividend declared per share of our common stock for the periods indicated:

		High	Low	Dividend declared per share
Fiscal 2014	13 weeks ended December 28, 2013	$77.25	$58.18	$0.25
	13 weeks ended March 29, 2014	$123.74	$74.63	$0.25
	13 weeks ended June 28, 2014	$126.09	$90.61	$0.25
	13 weeks ended September 27, 2014	$137.48	$113.20	$0.25
Fiscal 2015	13 weeks ended December 27, 2014	$157.10	$128.30	$0.2875
	13 weeks ended March 28, 2015	$137.72	$113.20	$0.2875
	13 weeks ended June 27, 2015	$118.44	$77.96	$0.2875
	13 weeks ended September 26, 2015	$76.63	$49.46	$0.2875

Number of Equity Security Holders

        As of November 13, 2015, the number of record holders of the Company's common stock was 370.

Dividends

        We paid dividends to the holders of our common stock on a quarterly basis in fiscal 2015. Decisions to declare and pay future cash dividends are at the discretion of the Board of Directors and are dependent on several factors, including our operating performance, financial condition, capital expenditure requirements and other measures deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(3)	Weighted- average exercise price of outstanding options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(5)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,598,364	$44.99	9,212,702
Equity compensation plans not approved by security holders(2)	17,481	$35.24	—

Total	2,615,845	$44.92	9,212,702

(1)
Includes the 1999 Stock Option Plan, the 2000 Stock Option Plan, the 2006 Incentive Plan, the 2002 Amended and Restated Deferred Compensation Plan, the 2014 Amended and Restated Employee Stock Purchase Plan and the 2014 Omnibus Plan. See Note 16, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

(2)
Includes the 2005 compensation plan assumed in the 2006 acquisition of Keurig, Incorporated and inducement grant to Linda Longo-Kazanova. See Note 16, Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

(3)
Includes shares that may be issued under the 2014 Omnibus Plan pursuant to outstanding performance stock units granted in fiscal 2015 (and whose performance period had not ended as of September 26, 2015), assuming the target award (100%) is met. The number of shares ultimately issued will be based on achievement of performance criteria associated with the awards. Shares underlying the performance stock units granted in fiscal 2014 are not included in column (a) as the performance period has concluded and the threshold performance criteria was not achieved.

(4)
Weighted-average exercise price of outstanding options only. Phantom stock units, restricted stock units and performance stock units are not included in the weighted-average exercise price, as these grant types do not have an exercise price.

(5)
Includes 7,004,297 shares remaining available under the 2014 Omnibus Plan, 1,861,973 shares remaining available under the 2014 Amended and Restated Employee Stock Purchase Plan, and 346,432 shares remaining available under the Amended and Restated 2002 Deferred Compensation Plan. The 2014 Omnibus Plan uses a fungible stock pool under which each share issued pursuant to an option or stock appreciation right reduces the number of shares available by one share, and each share issued pursuant to awards other than options or stock appreciation right reduces the shares available by 1.704 shares. Assumes shares will be issued at maximum award level (200%) for outstanding performance stock units granted in fiscal 2015 (and whose performance period had not ended as of September 26, 2015).

Issuer Purchases of Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Remaining Amount Available Under the Plan (in thousands)(2)
June 28, 2015 to July 25, 2015	—	$—	—	$264,466
July 26, 2015 to August 21, 2015	—	$—	—	$1,264,466
August 22, 2015 to September 26, 2015	1,988,524	$57.81	1,988,524	$1,149,501

Total	1,988,524	$57.81	1,988,524

(1)
Monthly information corresponds to our fiscal months during the fourth quarter of fiscal 2015.

(2)
All shares purchased during the period were made as part of plans approved at various times beginning in fiscal 2012, including the July 31, 2015 repurchase authorization of up to an additional $1.0 billion over the course of two years. In total, since 2012, the Company's Board has authorized the Company to repurchase up to a total of $3.5 billion of its outstanding common stock.

        See Note 15, Stockholders' Equity, of the Notes to Consolidated Financial Statements included in this Annual Report.

Performance Graph

        Due to the inclusion of the Company in Standard & Poor's 500 Index in fiscal 2014, the following graph depicts the total return to stockholders from September 25, 2010 through September 26, 2015, relative to the performance of the Standard & Poor's 500 Index, the NASDAQ Composite Index, and the Standard & Poor's 500 Packaged Foods and Meats sector peer groups that include the Company. All indices shown in the graph and table below assume an investment of $100 on September 25, 2010 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Keurig Green Mountain, Inc., the S&P 500 Index, the NASDAQ Composite Index and the S&P 500 Packaged Foods & Meats Index

5 Year Cumulative Total Return

	9/25/2010	9/24/2011	9/29/2012	9/28/2013	9/27/2014	9/26/2015
Keurig Green Mountain, Inc.	$100.00	$287.85	$65.54	$206.74	$363.35	$156.83
NASDAQ Composite	$100.00	$103.65	$136.22	$168.91	$202.57	$208.69
S&P 500 Index	$100.00	$101.14	$131.69	$157.17	$188.18	$187.02
S&P 500 Packaged Foods and Meats	$100.00	$113.34	$133.55	$163.64	$184.95	$212.99

Item 6.    Selected Financial Data

        The following data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively, of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of September 26, 2015, and September 27, 2014 and selected Consolidated Statements of Operations for the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 are derived from our audited financial statements included in Item 8 of this Annual Report. The historical results do not necessarily indicate results expected for any future period.

        Our fiscal year ends on the last Saturday in September. Fiscal years 2015, 2014, 2013 and 2011 consist of 52 weeks. Fiscal 2012 consists of 53 weeks.

	Fiscal Years Ended
	September 26, 2015(5)		September 27, 2014		September 28, 2013	September 29, 2012(3)	September 24, 2011(1)
	In thousands, except per share data
Net sales	$4,520,031		$4,707,680		$4,358,100	$3,859,198	$2,650,899
Net income attributable to Keurig	$498,275		$596,518		$483,232	$362,628	$199,501
Net income per share-diluted	$3.14		$3.74		$3.16	$2.28	$1.31
Total assets	$4,001,577		$4,797,307		$3,761,548	$3,615,789	$3,197,887
Long-term debt, less current portion	330,766		$140,937		$160,221	$466,984	$575,969
Total stockholders' equity	$2,709,358	(6)	$3,458,681	(4)	$2,635,570	$2,261,228	$1,912,215	(2)
Cash dividends declared per common share	$1.15		$1.00		$—	$—	$—

(1)
Fiscal 2011 information presented reflects the acquisition of LJVH Holdings, Inc. and Subsidiaries ("Van Houtte") on December 17, 2010.

(2)
Fiscal 2011 stockholders' equity balance reflects the impact of the May 11, 2011 equity offering and concurrent private placement and the September 28, 2010 sale of common stock to Luigi Lavazza S.p.A. ("Lavazza").

(3)
Fiscal 2012 information presented reflects the sale of Van Houtte USA Holdings, Inc., also known as the Van Houtte U.S. Coffee Service business or the "Filterfresh" business, on October 3, 2011.

(4)
Fiscal 2014 stockholders' equity balance reflects the impact of the February 27, 2014 sale of common stock to Atlantic Industries, an indirect wholly owned subsidiary of The Coca-Cola Company, the February 28, 2014 accelerated share repurchase agreement and the March 28, 2014 sale of common stock to Lavazza.

(5)
Fiscal 2015 information presented reflects the acquisition of MDS Global Holdings p.l.c. ("Bevyz") on December 18, 2014.

(6)
Fiscal 2015 stockholders' equity balance reflects the impact of the repurchase of 5,231,991 shares of common stock from Lavazza on March 3, 2015.

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

Overview

        We believe that we are a leader in coffeemakers and specialty coffee in the United States and Canada. We consider ourselves an innovative, technology-driven, values-based personal beverage system company. Our multi-brand beverage and beverage system portfolio is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home. We develop and sell a variety of Keurig® beverage systems and, in addition to specialty coffee, produce and sell a variety of other specialty beverages in pods (including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other beverages) for use with our Keurig® hot brewing systems. We also offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.

        We launched the Keurig® Kold™ beverage system on a limited basis beginning in the first quarter of fiscal 2016. We believe the Keurig® Kold™ beverage system shares the same elements as the Keurig® hot beverage system: quality, convenience, choice and simplicity. The Keurig® Kold™ beverage system creates a wide variety of cold still and carbonated beverages, in a countertop footprint, using a Kold™ beverage pod. Kold™ beverage brands include partner brands with The Coca-Cola Company and licensed brands with the Dr Pepper Snapple Group, as well as our own brands. We expect to add additional beverage brands and new partners in the future. In the near term, we do not expect the Keurig® Kold™ beverage system to be profitable or for revenue from the Keurig® Kold™ beverage system to be material to the Company.

Products

Pods

        We offer hot system pods of varying sizes including single serve K-Cup®, Vue®, and K-Mug™ pods as well as multi-serve K-Carafe™ pods capable of producing a three to four cup carafe. We offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends. We also procure Robusta bean coffee for use in certain blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We manufacture and sell pods of our own brands and participating brands of a wide variety of coffee, tea, and other beverages through licensing and manufacturing agreements.

Hot System Brewers and Accessories

        We are a leader in sales of coffeemakers in the U.S. and Canada. During our 2015 fiscal year, we had the top seven best-selling at-home coffeemakers by dollar volume in the United States according to the NPD Group for consumer market research data in the United States. Under the Keurig® K-Cup®, Keurig® Vue®, and Keurig® 2.0 brand names, we offer a variety of commercial and home use brewers for the away from home ("AFH") and at home ("AH") channels differentiated by features and size.

        In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with "Keurig® Brewed". Licensees include Jarden Consumer Solutions selling a "Mr. Coffee®" branded brewer, Conair Corporation selling a "Cuisinart®" branded brewer through May 2016, and GE Appliances selling a "GE Café™" series refrigerator which includes a built in Keurig® K-Cup® brewing system.

        We offer a variety of accessories for the Keurig® brewing platforms and also sell other coffee-related equipment and accessories.

Other Products and Royalties

        We sell coffee in other package types in addition to pods such as bagged coffee and cans (for the grocery and mass channels) and fractional packages and ancillary products (for the office coffee and food service channels). We also earn royalties from licensees under various licensing agreements.

        In recent years, growth in the coffee industry has come from the specialty coffee category in the U.S. and Canada. Single serve has been the fastest growing segment of the specialty coffee category. Concurrently, consumers are more frequently seeking to enjoy premium experiences within the comfort and convenience of their own homes, including the consumption of specialty coffee. We have benefited from these broad consumer trends and believe we will continue to be a leader in the hot beverage marketplace because of our carefully developed and distinctive advantages over our competitors, including quality, convenience and choice.

Strategy

        In recent years, our growth has been driven predominantly by an increase in adoption of Keurig® hot beverage systems, which include both the brewer,related pods and accessories. In fiscal 2015, approximately 95% of our consolidated net sales were attributed to the combination of Keurig® brewers, pods and related accessories.

        We believe the primary consumer benefits delivered by our Keurig® beverage systems are as follows:

  1
  Quality—expectations of the quality of beverages consumers drink have increased over the last several years and, we believe, with the Keurig® beverage systems, consumers can be certain they will get a high-quality, consistently produced beverage every time.

  2
  Convenience—Keurig® beverage systems prepare beverages at the touch of a button with no mess, no fuss.

  3
  Choice—Keurig offers more than 550 individual hot varieties and 25 Kold varieties, allowing consumers to enjoy and explore a wide range of beverages. In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, as well as sodas, sports hydration mixes, and flavored water beverages in pods.

        We see these benefits as being our competitive advantage and believe it's the combination of these attributes that make Keurig® beverage systems appealing to consumers. We are focused on building our brands, diversifying our product lines and profitably growing our business. We believe we can continue to grow sales by increasing consumer awareness of the Keurig® brand in the United States and Canada; expanding into new geographic regions; expanding consumer choice of coffee, tea and other beverages in our existing beverage systems; developing and introducing new beverage platforms; expanding sales in adjacent beverage industry segments; and/or selectively pursuing other synergistic opportunities.

        Our business strategy involves using our consumer insights to develop innovative new brewing systems and beverages; continually improving and refining our current systems and beverages; and, developing and managing marketing programs to drive Keurig® beverage system adoption in order to generate ongoing demand for pods. We currently target opportunities primarily in American and Canadian households, foodservice, and office locations. Over the longer term, we also will work to expand our addressable opportunity globally. As part of our strategy, we work to sell our at-home hot beverage systems at attractive price points which result in losses, in order to drive the future sales of pods. As we introduce new innovative beverage systems such as the Keurig® 2.0 beverage system or the Keurig® Kold™ beverage system, we expect to experience higher appliance costs as we scale the related manufacturing processes followed by lower appliance cost structures as the supply chain creates more efficient manufacturing processes and incremental design changes lead to lower overall component and manufacturing costs.

        The key elements of our business strategy are as follows:

  •
  Increasing adoption of the Keurig® hot brewing systems in the United States and Canada;

  •
  Expanding beverage choice through both our owned and partner brand offerings;

  •
  Expanding in current channels;

  •
  Launching new, innovative beverage system technologies and platforms; and,

  •
  Continuing international expansion.

        Increasing adoption of the Keurig® hot brewing systems in the United States and Canada.     While we are positioned as a leader in the hot beverage marketplace, we have opportunities in the United States and Canada to increase brand awareness and household penetration. In our fiscal year 2014 we launched our Keurig® 2.0 beverage system—the first Keurig® brewer to brew both a single cup and a carafe. Extending the Keurig® value proposition to include a carafe option for at-home users allows us to target an incremental need of consumers for brewing larger volumes quickly and simply. For holiday 2015 (our first quarter of fiscal 2016) we will debut new consumer communication highlighting the benefits of Keurig's single-serve options, as well as the broad variety and choice in our system. These messages will be communicated to consumers through advertising campaigns, on brewer boxes and through in-store marketing and merchandising.

        For holiday 2015 we expect to sell our brewers across a wider range of price points than last holiday season, including lower price points than last holiday season, which we believe will appeal to consumers. The Keurig MINI Plus model will be back in broad distribution as will our entry level K200 model in the Keurig® 2.0 series. We expect to sell a greater percentage of these lower priced models in fiscal 2016 compared to fiscal 2015, which will have a negative impact on our gross margins. We also expect to sell a greater percentage of Keurig® 2.0 series brewers in fiscal 2016 compared to fiscal 2015. These 2.0 appliances have higher brewer costs than our earlier reservoir model appliances which will have a further negative impact on gross margin.

        Expanding beverage choice through both our owned and partner brand offerings.    In fiscal 2015, we continued expanding consumer choice in the Keurig® hot beverage system by entering into or extending a number of business relationships across multiple channels and geographies. Expanded or new brand offerings and partnerships in fiscal 2015 for the Keurig® hot beverage system included: the launch of Green Mountain Coffee® Organic, a new line of premium coffees that are certified as both organic and Fair Trade Certified™; a partnership with Community Coffee Company; an agreement to launch illy® brand to K-Cup® pods beginning in Fall 2015; the June 2015 launch of Laughing Man® brand, a new selection of gourmet coffees offered in K-Cup® pods following our 2014 acquisition of the Laughing Man brand; an expanded ten year partnership with Caribou Coffee for the manufacturing, marketing, distribution, and sale of Caribou Coffee in Keurig® pod formats; and a multi-year manufacturing and distribution agreement with Reily Foods Company for New England® brand coffee, New Orleans Famous French Market Since 1890® brand coffee, and Luzianne® brand iced tea pods. We believe these new brand and product offerings fuel excitement for current Keurig® brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of Keurig® beverage systems. These relationships are established with careful consideration of potential economics. We expect to continue to enter into these mutually beneficial relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® beverage system awareness and household adoption, in part through the participating brands' advertising and merchandising activities.

        Expanding in current channels.    We have identified and are targeting specific opportunities within our existing AH and AFH channels. For example, in the AH channel, we expanded our partnerships with Dunkin' Donuts and The J.M. Smucker Company by signing agreements in the second quarter of fiscal 2015 for the manufacturing, marketing, distribution and sale of Dunkin' K-Cup® pods at retailers nationwide in the U.S. and Canada, and online.

        Launching new, innovative beverage system technologies and platforms.    We are also focused on continued innovation in both hot and cold beverage systems. Some of our recent initiatives and planned product introductions include:

  •
  The launch of our Keurig® Kold™ beverage system on a limited basis beginning in late September 2015 (after the end of fiscal 2015). We believe the Keurig® Kold™ beverage system shares the same elements as the Keurig® hot beverage system: quality, convenience, choice and simplicity. The Keurig® Kold™ beverage system mixes and dispenses a wide variety of cold still and carbonated beverages in a countertop footprint using a Kold™ beverage pod. The initial launch included select key partner brands from The Coca-Cola Company and Dr Pepper Snapple Group, along with a wide variety of our own carbonated and non-carbonated brands. Retailer assortment during the initial launch varies, depending upon how many beverage varieties individual retailers choose to stock and how we choose to manage our product mix in our plants. We expect to add additional beverage brands and new partners to the Keurig® Kold™ beverage system in the future.

  •
  Keurig® 2.0, the first Keurig® brewer to brew both a single cup and up to a three to four-cup carafe from a Keurig® brand pod, provides Keurig consumers with even greater beverage choice with the same Keurig simplicity and convenience they expect from Keurig. Keurig® 2.0's Keurig® 2.0 Brewing Technology™ recognizes the inserted Keurig® pod in order to optimize customized beverage settings. The Keurig® 2.0 Brewing Technology™ ensures that the Keurig® 2.0 system delivers on the promise of excellent quality beverages, produced simply and consistently, every single time.

        Continuing international expansion.    We will continue to launch our Keurig® hot system global platform in targeted countries outside of North America. In fiscal 2014, we launched a Keurig® brewer in the AFH channel in the United Kingdom.

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

        No individual licensing or manufacturing arrangement (including arrangements covering multiple brands) accounted for more than 10% of our consolidated net sales in fiscal 2015. We analyze the impact of each arrangement on consolidated net sales on an individual basis. Each of our licensing and manufacturing arrangements are separately negotiated with unrelated parties, and each has distinct terms and conditions, including the duration of agreement and termination rights. However, increasing competition from contract pod manufacturers or decisions by our current brand partners or retailer private label customers to vertically integrate with respect to pod manufacturing may result in intensified price compression as existing contracts expire.

        Management is focused on executing our growth strategy to drive Keurig® beverage brewer adoption in households and offices in the U.S. and Canada in order to generate ongoing demand for pods.

        We compete not only with other widely advertised branded products, but also with private label or generic products that are generally sold at lower prices.

        We continually monitor all costs, including coffee, as we review our pricing structure, as cyclical swings in commodity markets are common. The recent years have seen significant volatility in the "C" price of coffee (i.e. the price per pound quoted by the Intercontinental Exchange). We expect coffee prices to remain volatile in the coming years.

        Warranty.    We offer a one-year warranty on all Keurig® hot beverage systems we sell and provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized. In addition, sales of Keurig® hot beverage systems are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. We offer a comparable warranty on all Keurig® Kold™ brewers sold and will similarly provide for the estimated cost of product warranties at the time product revenue is recognized. We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures. As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes. As we continue to innovate and launch new products, including Keurig® Kold™, and our products become more complex, both in design and componentry, product performance may modulate, causing warranty or sales returns rates to possibly fluctuate going forward. As a result, future warranty claims rates may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

Consolidated Results of Operations

        As described in our Forward-Looking Statements section on page 1 of this Annual Report on Form 10-K, our results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of future operating results. As we and our industry evolve, we expect to face new challenges with respect to transformation from a coffee company to a multi-beverage company, our introduction of innovative products and the changing competitive landscape within the coffee industry, generally, and the single serve beverage category. These challenges can occur at various stages, including design, supply chain and sales cycle. Our public forecasts regarding the expected performance of our business and future operating results reflect current assumptions and judgments that are subject to significant uncertainties, including these and other challenges as well as shifting category dynamics, and many of the assumptions could prove incorrect. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

        For fiscal 2015, the Company's net sales of $4,520.0 million represented a decline of 4% over fiscal 2014. Approximately 95% of our fiscal 2015 consolidated net sales were attributed to the combination of Keurig® hot system brewers, pods and related accessories. Gross profit for fiscal 2015 was $1,607.5 million, or 35.6% of net sales, as compared to $1,815.9 million, or 38.6% of net sales, in fiscal 2014. Selling, operating, and general and administrative expenses ("SG&A") decreased 5% to $826.9 million in fiscal 2015 from $868.6 million in fiscal 2014. As a percentage of sales, SG&A expenses decreased to 18.3% in fiscal 2015 from 18.5% in fiscal 2014. Our operating margin declined to 16.9% in fiscal 2015 from 20.1% in fiscal 2014.

        We generated $754.9 million in cash from operations during fiscal 2015 as compared to $719.4 million in fiscal 2014. During fiscal 2015, $330.0 million was drawn against our revolving credit facility, of which a portion was used to fund $158.7 million in repayments of our long-term debt. We used cash during fiscal 2015 primarily to repurchase shares of our common stock for $1,033.3 million, fund capital expenditures of $411.1 million, acquire MDS Global Holding p.l.c. ("Bevyz") for $180.7 million and pay dividends of $175.7 million.

        We regularly analyze our short-term and long-term cash requirements to continue to grow the business. We expect that most of our cash generated from operations will continue to be used to fund cash dividends, share repurchases, capital expenditures and the working capital required for our growth over the next few years. We will also use available funds from our existing credit facilities, as needed, to fund cash dividends, share repurchases, capital expenditures and working capital.

Business Segments

        We manage our operations through two operating segments, a Domestic segment including all U.S. Operations and immaterial operations related to international expansion, and a Canada segment including all Canadian operations. See Note 4, Segment Reporting, of the Notes to Consolidated Financial Statements included in this Annual Report.

        We evaluate the performance of our operating segments based on several factors, including net sales to external customers and operating income. Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process. Operating income represents gross profit less selling, operating, general and administrative expenses. Our manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs. Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized. Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments. Expenses not specifically related to an operating segment are presented under "Corporate—Unallocated." Corporate—Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of our senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate Unallocated expenses also include depreciation for corporate headquarters, corporate sustainability expenses, legal expenses, and other professional fees.

Basis of Presentation

        Included in this presentation are discussions and reconciliations of income before taxes, net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America ("GAAP") to income before taxes, net income and diluted earnings per share excluding certain expenses and losses. We refer to these performance measures as non-GAAP net income and non-GAAP net income per share. These non-GAAP measures exclude legal and accounting expenses related to antitrust litigation, the completed SEC inquiry as it relates to prior periods, and associated pending securities and stockholder derivative class action litigation; non-cash related items such as amortization of identifiable intangibles and losses on fixed asset impairment and abandonment write-downs on Keurig® BOLT® and certain other packaging lines, as well as restructuring expenses related to our multi-year productivity program, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods. For example, we excluded antitrust litigation expenses because these expenses can vary from period to period and expenses associated with these activities are not considered a key measure of our operating performance.

        We use the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company. These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures to analyze our performance would have material limitations because their calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. We compensate for these limitations by presenting both the GAAP and non-GAAP measures of its results. Although other companies report non-GAAP net income and diluted earnings per share, numerous methods may exist for calculating a company's non-GAAP net income and diluted earnings per share. As a result, the method used by our management to calculate non-GAAP measures may differ from the methods used by other companies to calculate their non-GAAP measures.

Acquisition

        On December 18, 2014, we completed the acquisition of 100% of the outstanding equity of Bevyz, a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired. Prior to the acquisition, we owned approximately 15% of the outstanding equity of Bevyz. We currently intend to hold the rights to the technology acquired to prevent others from using such technology.

Summary Financial Data of the Company

        Our fiscal year ends on the last Saturday in September. Fiscal years 2015, 2014 and 2013 represent the years ended September 26, 2015, September 27, 2014 and September 28, 2013, respectively. Each of fiscal years 2015, 2014 and 2013 consisted of 52 weeks.

        The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.4%	61.4%	62.8%

Gross profit	35.6%	38.6%	37.2%
Selling and operating expenses	11.9%	11.9%	12.9%
General and administrative expenses	6.4%	6.5%	6.7%
Restructuring expenses	0.3%	—%	—%

Operating income	16.9%*	20.1%*	17.6%
Other income, net	0.0%	0.0%	0.0%
Gain on financial instruments, net	0.2%	0.2%	0.1%
Loss on foreign currency, net	(0.5)%	(0.4)%	(0.3)%
Interest expense	—%	(0.2)%	(0.4)%

Income before income taxes	16.6%	19.6%*	17.0%
Income tax expense	(5.6)%	(6.9)%	(5.9)%

Net Income	11.0%	12.7%	11.1%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%

Net income attributable to Keurig	11.0%	12.7%	11.1%

*
Does not add due to rounding

Segment Summary

        Net sales and operating income for each of our operating segments are summarized in the tables below:

	Net sales (in millions)			2015 over 2014		2014 over 2013
	Fiscal 2015	Fiscal 2014	Fiscal 2013	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
Domestic	$3,979.6	$4,083.3	$3,725.0	$(103.7)	(3)%	$358.3	10%
Canada	540.4	624.4	633.1	(84.0)	(13)%	(8.7)	(1)%

Total net sales	$4,520.0	$4,707.7	$4,358.1	$(187.7)	(4)%	$349.6	8%

	Operating income (loss) (in millions)			2015 over 2014		2014 over 2013
	Fiscal 2015	Fiscal 2014	Fiscal 2013	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
Domestic	$847.4	$1,016.6	$826.1	$(169.2)	(17)%	$190.5	23%
Canada	74.4	102.6	87.7	(28.2)	(27)%	14.9	17%
Corporate—Unallocated	(156.4)	(172.0)	(148.6)	15.6	9%	(23.4)	(16)%

Total operating income	$765.4	$947.2	$765.2	$(181.8)	(19)%	$182.0	24%

Revenue

Company Summary

        The following table presents consolidated net sales by major product category:

	Net Sales (in millions)			2015 over 2014		2014 over 2013
	Fiscal 2015	Fiscal 2014	Fiscal 2013	$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
Pods	$3,645.1	$3,604.5	$3,187.3	$40.6	1%	$417.2	13%
Brewers and accessories	632.6	822.3	827.6	(189.7)	(23)%	(5.3)	(1)%
Other products and royalties	242.3	280.9	343.2	(38.6)	(14)%	(62.3)	(18)%

Total net sales	$4,520.0	$4,707.7	$4,358.1	$(187.7)	(4)%	$349.6	8%

Fiscal 2015

        Net sales for fiscal 2015 decreased by $187.7 million, or 4%, to $4,520.0 million as compared to $4,707.7 million reported in fiscal 2014. The 4% decrease includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1%.

        The primary drivers of the 4% decrease in our net sales as compared to the prior year were a $189.7 million, or 23%, decrease in Keurig® brewer and accessory net sales and a $38.6 million, or 14%, net decrease in other products, partially offset by a $40.6 million, or 1%, increase in total pod net sales.

        The decrease in brewer and accessory net sales as compared to the prior year was primarily driven by a $174.4 million, or 23%, decrease in brewer net sales and a $15.3 million, or 26%, decrease in accessory net sales. The decrease in brewer net sales was primarily driven by (i) an approximate 16% decrease in volume as compared to the prior year period driven largely by slower than expected transition to the Keurig® 2.0 system, weaker sales of MINI Plus brewers largely due to a voluntary recall during the 2014 holiday (first quarter of fiscal year 2015) and higher inventory levels with retail customers which negatively impacted shipments in the quarters after the first quarter of fiscal year 2015; (ii) an approximate 5% decrease in brewer net prices due to heavier promotions to work through inventory; (iii) an approximate 1% decrease due to the impact of foreign currency exchange; and (iv) an approximate 1% decrease due to brewer product mix. The decrease in accessory net sales was driven in part by a decrease in net sales of the My K-Cup accessory during the first three quarters of fiscal 2015 during which time it was not widely available for sale (prior to its reintroduction in the fourth quarter of fiscal 2015).

        The increase in pod net sales as compared to the prior year was driven by an approximate 7% increase due to volume and an approximate 2% increase due to net price realization, partially offset by (i) an approximate 7% decrease due to sales mix and (ii) an approximate 1% decrease due to the impact of foreign currency exchange rates. During the fiscal year, the positive price realization was attributable to a price increase, while the negative mix was attributable to the fact that we sold proportionately more pods to partner and private label brand owners, where there is a lower wholesale selling price, than to retailers and consumers. Factors which contributed to the mix shift were adding more brands, including private label, to our pod offerings and lower unit share of our owned and licensed brands as a percentage of our total pod sales. We expect the impact on net sales due to mix change will fluctuate over time; and we believe this negative mix trend may continue as long as pod sales of our owned and licensed brands experience lower unit share. In addition, increasing competition among pod manufacturers may result in price compression and the loss of licensing or manufacturing rights to brands.

        Net sales of other products, primarily consisting of coffee in traditional package formats and our AFH office coffee services business, decreased $38.6 million, or 14%, as compared to the prior year primarily due to the unfavorable impact of foreign exchange rates, the loss of a customer in our AFH channel and our decision to focus and allocate resources toward our pod business.

Fiscal 2014

        Net sales for fiscal 2014 increased by $349.6 million, or 8%, to $4,707.7 million as compared to $4,358.1 million reported in fiscal 2013. The 8% increase includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1%.

        The primary drivers of the 8% increase in our net sales as compared to the prior year were a $417.2 million, or 13%, increase in total pod net sales partially offset by a $5.3 million, or 1%, decrease in Keurig® brewer and accessory sales and a $62.3 million, or 18%, net decrease in other products.

        The increase in pod net sales as compared to the prior year was driven by an approximate 18 percentage point increase due to volume, partially offset by (i) an approximate 3 percentage point decrease due to net price realization, (ii) an approximate 1 percentage point decrease due to sales mix and (iii) an approximate 1 percentage point decrease due to the impact of foreign currency exchange rates. During the fiscal year, the negative price realization was attributable to a price reduction, while the negative mix was attributable to the fact that we sold proportionately more packs to brand owners, where there is a lower wholesale selling price, than to retailers and consumers, where there is a higher wholesale average selling price.

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

Domestic

Fiscal 2015

        The Domestic segment net sales decreased by $103.7 million, or 3%, to $3,979.6 million in fiscal 2015 as compared to $4,083.3 million in fiscal 2014. The decrease was due primarily to a $154.2 million, or 21%, decrease related to net sales of brewers and accessories, partially offset by a $61.9 million, or 2%, increase in pod net sales.

Fiscal 2014

        The Domestic segment net sales increased by $358.3 million, or 10%, to $4,083.3 million in fiscal 2014 as compared to $3,725.0 million in fiscal 2013. The increase was due primarily to a $373.7 million, or 13%, increase related to sales of pods.

Canada

Fiscal 2015

        Canada segment net sales decreased by $84.0 million, or 13%, to $540.4 million in fiscal 2015 as compared to $624.4 million in fiscal 2014. Excluding a $64.9 million, or 10%, decrease related to the unfavorable impact of foreign currency exchange rates, Canada segment net sales decreased $19.1 million, or 3%, over the prior year period. This decrease was due to (i) a $29.9 million, or 35%, decrease related to sales of Keurig® brewers and accessories and (ii) a $8.2 million, or 4%, decrease in sales of other products, such as coffee sold in traditional package formats and our AFH coffee services business, driven by our decision to focus and allocate resources toward our pod business. This decrease was partially offset by a $19.0 million, or 5%, increase related to the sale of pods.

Fiscal 2014

        Canada segment net sales decreased by $8.7 million, or 1%, to $624.4 million in fiscal 2014 as compared to $633.1 million in fiscal 2013. Excluding a $39.0 million, or 6%, decrease related to the unfavorable impact of foreign currency exchange rates, Canada segment net sales increased $30.3 million, or 5%, over the prior year period. This increase was due primarily to a $65.7 million, or 21%, increase related to the sale of pods, partially offset by (i) a $24.3 million, or 11%, decrease in sales of other products, such as coffee sold in traditional package formats, driven by a demand shift from coffee sold in traditional package formats to pods, and (ii) a $11.1 million, or 11%, decrease related to sales of Keurig® brewers and accessories, driven primarily by a decrease in net price realization related to brewers.

Gross Profit

Fiscal 2015

        Gross profit for fiscal 2015 was $1,607.5 million, or 35.6% of net sales, as compared to $1,815.9 million, or 38.6% of net sales, in fiscal 2014. The decrease in gross profit as compared to the prior year was primarily attributable to (i) a decrease of approximately 160 basis points related to brewer mix primarily due to selling proportionately more Keurig® 2.0 brewers, which carry a higher cost, versus Keurig® 1.0 brewers; (ii) a decrease of approximately 160 basis points due to higher obsolescence expense of finished goods; (iii) a decrease of approximately 140 basis points due to unfavorable green coffee costs; and (iv) a decrease of approximately 90 basis points related to pod mix. This was partially offset by an increase of approximately 250 basis points related to a shift in sales mix between pods, brewers and accessories, and other products.

        In the fourth quarter of fiscal 2015 we extended the shelf life of certain of our owned and licensed K-Cup® pods which we expect will decrease our reserves for obsolescence of finished goods and have a positive impact on our gross margin.

Fiscal 2014

        Gross profit for fiscal 2014 was $1,815.9 million, or 38.6% of net sales as compared to $1,619.4 million, or 37.2% of net sales, in fiscal 2013. The increase in gross margin as compared to the prior year was primarily attributable to (i) an increase of approximately 330 basis points due to favorable green coffee costs, (ii) an increase of approximately 120 basis points due to logistics productivity and (iii) an increase of approximately 90 basis points due to a shift in sales mix between Keurig® brewers and pods. This was partially offset by (i) a decrease of approximately 210 basis points due to lower net price realization associated with both pods and brewers, (ii) a decrease of approximately 100 basis points due to brewer and pod sales mix, (iii) a decrease of approximately 90 basis points due to increased pod packaging material costs and (iv) a decrease of approximately 50 basis points due to higher warranty expense.

Selling, General and Administrative Expenses

Fiscal 2015

        Selling, operating, and general and administrative ("SG&A") expenses decreased 5% to $826.9 million in fiscal 2015 from $868.6 million in fiscal 2014. As a percentage of sales, SG&A expenses decreased to 18.3% in fiscal 2015 compared to 18.5% in the prior year. The 5% decrease in fiscal 2015 over the prior year period was primarily attributed to cost reduction initiatives that commenced in the third quarter of fiscal 2015 across the Domestic segment, the Canada segment, and Corporate, driven by decreases in variable compensation expenses and variable marketing expenses. These reductions more than offset increased expenses related to research and development and selling, general and administrative expenses related to Kold.

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

Productivity and Restructuring Programs

        On July 31, 2015, the Board approved a multi-year productivity program intended to reduce structural costs and streamline organization structures to drive efficiency. The program is expected to generate approximately $300 million in savings over the next three years with approximately $100 million of savings anticipated in fiscal 2016.

        The following table details the cumulative pre-tax charges expected to be incurred for our multi-year productivity program (in millions):

Restructuring expenses (pre-tax)	2015 Expenses Incurred	2016 Estimated Expenses	Cumulative Estimated Expenses
Domestic	$12.0	$0.6	$12.6
Canada	2.5	2.7	5.2
Corporate—Unallocated	0.8	—	0.8

Total	$15.3	$3.3	$18.6
Other charges (pre-tax)
Domestic	$1.2	$10.3	$11.5
Canada	—	0.9	0.9
Corporate—Unallocated	—	—	—

Total	$1.2	$11.2	$12.4
Estimated cash costs	$12.4	$10.0	$22.4
Estimated non-cash costs	4.1	4.5	8.6

Total	$16.5	$14.5	$31.0

        Implementation of the productivity program is expected to result in cumulative pre-tax restructuring charges of approximately $18.6 million through the end of fiscal 2016, primarily including costs associated with employee terminations and other business transition costs and accelerated depreciation on assets as a result of a business exit plan. In addition, we expect to incur certain costs in the implementation of our productivity program that will not be classified as restructuring expenses, but will be classified as a component of operating income. The cumulative pre-tax other productivity initiative charges are expected to be approximately $12.4 million through the end of fiscal 2016.

        We recorded a pretax restructuring charge of $15.3 million in the fourth quarter of fiscal 2015, of which approximately $11.5 million represents employee severance related costs that will be settled in cash. In fiscal 2015, cash spent for restructuring activities was approximately $3.0 million. See Note 5 Restructuring Programs, of the Notes to the audited Consolidated Financial Statements included in this Annual Report.

Segment Operating Income (Loss)

Fiscal 2015

        Operating income for the Domestic segment decreased by $169.2 million, or 17%, as compared to the prior year period which was primarily attributable to sales mix for brewers and pods, obsolescence and unfavorable green coffee costs. Operating income for the Canada segment decreased by $28.2 million, or 27%, as compared to the prior year period which was primarily attributable to sales mix and unfavorable green coffee costs. The operating loss for Corporate—Unallocated decreased by $15.6 million, or 9%, as compared to the prior year period which was primarily due to decreases in compensation and professional fees, including legal expenses.

Fiscal 2014

        Operating income for the Domestic segment increased by $190.5 million, or 23%, as compared to the prior year period which was primarily attributable to higher sales volume for pods and favorable green coffee costs. Operating income for the Canada segment increased by $14.9 million, or 17%, as compared to the prior year period which was primarily attributable to favorable green coffee costs and logistics productivity. The operating loss for Corporate—Unallocated increased by $23.4 million, or 16%, as compared to the prior year period which was primarily due to facilities expenses.

Gain (Loss) on Financial Instruments

Fiscal 2015

        We incurred $8.1 million in net gains on financial instruments not designated as hedges for accounting purposes during fiscal 2015 as compared to $8.3 million in net gains during fiscal 2014. For fiscal 2015 and 2014, the net gains were primarily attributable to the fair value adjustment of our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

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

Foreign Currency Exchange Gain (Loss), Net

Fiscal 2015

        We have certain assets and liabilities that are denominated in foreign currencies. During fiscal 2015, we incurred a net foreign currency loss of approximately $22.2 million as compared to a net loss of $19.7 million during fiscal 2014. The net foreign currency exchange losses were both primarily attributable to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

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

Interest Expense

Fiscal 2015

        Interest expense was $1.9 million in fiscal 2015, as compared to $11.7 million in fiscal 2014. The decrease in interest expense was primarily due higher capitalized interest expense during fiscal 2015 as compared to fiscal 2014, primarily attributable to higher capital expenditures.

Fiscal 2014

        Interest expense was $11.7 million in fiscal 2014, as compared to $18.2 million in fiscal 2013. The decrease in interest expense was primarily due to lower average outstanding debt during fiscal 2014 as compared to the average outstanding debt during fiscal 2013.

Income Taxes

Fiscal 2015

        Our effective income tax rate was 33.6% for fiscal 2015 as compared to a 35.4% effective tax rate fiscal 2014. The effective tax rate for the prior year period was primarily impacted by the release of a $5.9 million uncertain tax position due to the expiration of the statute of limitations and $5.9 million of stock options deductions. The effective tax rate for the current year period primarily benefited from discrete items including a net tax reduction of $12.3 million for changes primarily related to inter-company transfer pricing, and Federal and State tax credits. In addition, the Company released $5.3 million of uncertain tax positions and benefited from $4.1 million of stock option deductions and $4.6 million of qualified inventory donations in the current year.

Fiscal 2014

        Our effective income tax rate was 35.4% for fiscal 2014 as compared to a 34.7% effective tax rate for fiscal 2013. The higher effective rate in fiscal 2014 was primarily attributable to a reduction in our available research and development federal tax credit.

Net Income, Non-GAAP Net Income and Diluted EPS

        Net income in fiscal 2015 was $498.3 million, a decrease of $98.2 million or 16%, as compared to $596.5 million in fiscal 2014. Company net income in fiscal 2013 was $483.2 million. Non-GAAP net income for fiscal 2015, when excluding (i) legal and accounting expenses related to the completed SEC inquiry as it relates to prior periods and associated pending securities and stockholder derivative class action litigation, which is ongoing, (ii) legal expenses related to antitrust litigation, (iii) amortization of identifiable intangibles related to the Company's acquisitions, (iv) fixed asset impairment and abandonment write-downs on Keurig® BOLT® and other packaging lines, and (v) restructuring and productivity initiative expenses related to our multi-year productivity program, decreased 11% to $565.8 million from $632.9 million non-GAAP net income in fiscal 2014. Fiscal 2014 non-GAAP net income, when excluding amortization of identifiable intangibles related to the Company's acquisitions, legal and accounting expenses related to the completed SEC inquiry and associated pending securities and stockholder derivative class action litigation, which is ongoing, and legal expenses related to antitrust litigation, increased 22% to $632.9 million from $517.6 million in fiscal 2013. Non-GAAP net income in fiscal 2013 was $517.6 million, which excludes transaction-related expenses amortization of identifiable intangibles related to the Company's acquisitions and legal and accounting expenses related to the completed SEC inquiry and associated pending securities and stockholder derivative class action litigation.

        Company diluted EPS was $3.14 per share in fiscal 2015, as compared to $3.74 per share in fiscal 2014 and $3.16 per share in fiscal 2013. Non-GAAP diluted EPS was $3.56 per share in fiscal 2015, as compared to $3.97 per share in fiscal 2014 and $3.39 per share in fiscal 2013.

        The following tables show a reconciliation of operating income, net income and diluted EPS to non-GAAP operating income, net income and non-GAAP diluted EPS for fiscal years 2015, 2014 and 2013 (in thousands, except per share data):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Operating income	$765,424	$947,241	$765,227
Expenses related to SEC inquiry and pending litigation(1)	1,442	3,130	4,910
Expenses related to antitrust litigation(2)	5,541	7,771	—
Amortization of identifiable intangibles(3)	48,148	43,032	45,379
Restructuring and productivity initiative expenses(4)	16,492	—	—
Impairment and abandonment of packaging lines(5)	23,975	—	—

Non-GAAP operating income	$861,022	$1,001,174	$815,516

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net income attributable to Keurig	$498,275	$596,518	$483,232
After tax:
Expenses related to SEC inquiry and pending litigation(1)	927	2,023	3,208
Expenses related to antitrust litigation(2)	3,699	5,020	—
Amortization of identifiable intangibles(3)	35,516	29,324	31,128
Restructuring and productivity initiative expenses(4)	11,168	—	—
Impairment and abandonment of packaging lines(5)	16,236	—	—

Non-GAAP net income attributable to Keurig	$565,821	$632,885	$517,568

	Fiscal 2015	Fiscal 2014		Fiscal 2013
Diluted income per share	$3.14	$3.74		$3.16
After tax:
Expenses related to SEC inquiry and pending litigation(1)	$0.01	$0.01		$0.02
Expenses related to antitrust litigation(2)	$0.02	$0.03		$—
Amortization of identifiable intangibles(3)	$0.22	$0.18		$0.20
Restructuring and productivity initiative expenses(4)	$0.07	$—		$—
Impairment and abandonment of packaging lines(5)	$0.10	$—		$—

Non-GAAP net income per share	3.56	$3.97	*	$3.39	*

*
Does not add due to rounding.

(1)
Represents legal and accounting expenses, net of income taxes of $0.5 million, $1.1 million and $1.7 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, related to the completed SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense. Income taxes were calculated at our effective tax rate.

(2)
Represents legal expenses, net of income taxes of $1.8 million and $2.8 million for fiscal 2015 and 2014, respectively, related to antitrust litigation. Income taxes were calculated at our effective tax rate for the period in which the expenses were incurred.

(3)
Represents the amortization of intangibles, net of income taxes of $12.6 million for fiscal 2015, $13.7 million for fiscal 2014, and $14.3 million for fiscal 2013, related to the Company's acquisitions classified as general and administrative expense. Income taxes were calculated at our deferred tax rates.

(4)
Represents expenses related to our restructuring and productivity initiative program, net of income taxes of $5.3 million for fiscal 2015. Income taxes were calculated at our effective tax rate for the period in which the expenses were incurred.

(5)
Represents the loss on impairment and write-downs on certain packaging lines, net of income taxes of $7.7 million for fiscal year 2015. Income taxes were calculated at our effective tax rate for the period in which the expenses were incurred.

Liquidity and Capital Resources

        We have principally funded our operations, working capital needs, capital expenditures, share repurchases and cash dividends from operations, equity offerings and borrowings under our credit facilities. At September 26, 2015, we had $331.0 million in outstanding debt, $120.5 million in capital lease and financing obligations, $59.3 million in cash and cash equivalents and $915.1 million of working capital (including cash). At September 27, 2014, we had $160.0 million in outstanding debt, $118.5 million in capital lease and financing obligations, $761.2 million in cash and cash equivalents and $1,602.5 million of working capital (including cash).

        Our cash and cash equivalents totaled $59.3 million and $761.2 million as of September 26, 2015, and September 27, 2014, respectively. We actively manage our cash and cash equivalents in order to internally fund our operating needs, make scheduled interest and principal payments on our borrowings, invest in our innovation pipeline and business growth opportunities, and return cash to stockholders through common stock cash dividend payments and share repurchases.

        With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. As of September 26, 2015, we had $28.8 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations.

Operating Activities:

        Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital, excluding the impact of the Bevyz acquisition, and non-cash items relating to depreciation and amortization.

        Net cash provided by operating activities was $754.9 million in fiscal 2015. During fiscal 2015, we generated $498.6 million in net income. Significant non-cash items primarily consisted of $265.7 million in depreciation and amortization expense and $114.4 million in charges related to our provision for sales returns. Other significant changes in assets and liabilities affecting net cash provided by operating activities were (i) a decrease in inventories of $128.4 million, primarily attributable to decreases in brewer and pod inventories, where, in the prior year, the company was preparing for its seasonal increase in sales volume and inventory build in advance of the go-live of components of our new enterprise-wise system solution; (ii) a decrease in accounts payable and accrued expense of $155.9 million, primarily attributable to decreases in accounts payable, accrued bonus compensation, and accrued customer incentives and promotions; (iii) a decrease in income tax payable of $64.3 million; offset by increases in accounts receivable of $24.3 million and other current assets of $23.6 million.

Investing Activities:

        Investing activities in fiscal 2015 primarily included $180.7 million of cash used in the acquisition of Bevyz and $411.1 million of capital expenditures for equipment and building improvements, primarily related to supporting new product platforms.

        Capital expenditures were $411.1 million in fiscal 2015. Capital expenditures incurred on an accrual basis during fiscal 2015 consisted primarily of $250.6 million related to new product platforms, primarily related to Kold, $34.6 million related to facilities and related infrastructure, $38.3 million related to information technology infrastructure and systems, $19.4 million related to coffee processing and other equipment, and $25.2 million related to increasing packaging capabilities for the Keurig® brewer platforms. Of the $34.6 million in capital expenditures related to facilities and related infrastructure, $0.4 million relates to fixed assets acquired through financing obligations. For fiscal 2016, we currently expect to invest between $225.0 million and $275.0 million in capital expenditures to support our future growth.

Financing Activities:

        Cash used in financing activities for fiscal 2015 totaled $971.9 million. In fiscal 2015, we used $1,033.3 million of cash to repurchase approximately 9.5 million of our common shares through repurchases on the open market and through a repurchase of shares from Lavazza. These repurchases were pursuant to repurchase programs under which our Board of Directors has authorized the repurchase of up to an aggregate of $3.5 billion of our common shares through various times from fiscal 2012 through fiscal 2015, at such times and prices as determined by the Company's management. In fiscal 2015, $330.0 million was drawn against our revolving credit facility, of which a portion was used to fund $158.7 million in repayments of our long-term debt, principally for our term loan A under our previous credit facility. We also paid dividends of $175.7 million. Cash flows from operating and financing activities included a $40.8 million tax benefit from the exercise of non-qualified options and disqualifying dispositions of incentive stock options. As stock is issued from the exercise of options and the vesting of restricted stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long Term Debt

        On June 29, 2015, we entered into a new Credit Agreement, by and among the Company and Keurig Trading Sàrl, a wholly-owned subsidiary of the Company, as borrowers, Bank of America, N.A., as administrative agent, and the other lenders named therein (the "Credit Agreement") that provides for a $1,800,000,000 unsecured revolving credit facility (the "New Revolving Facility") comprised of a $1,300,000,000 U.S. revolving credit facility under which the Company may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars (the "U.S. Revolver") and a $500,000,000 alternative currency facility under which the Company and Keurig Trading Sàrl, a wholly owned subsidiary of the Company, may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars or in Canadian Dollars, Euros, Pounds Sterling, Yen, Swiss Franc and any other currency that is approved by the administrative agent and appropriate lenders or U.S. letter of credit issuer pursuant to the terms of the Credit Agreement (the "Alternative Currency Revolver"). The New Revolving Facility includes a $200,000,000 subfacility for the issuance of letters of credit, and a $50,000,000 sublimit for swing line loans restricted to borrowings in U.S. Dollars only.

        The Credit Agreement permits the Company to request increases to the New Revolving Facility, and/or the establishment of one or more new term loan commitments, in an aggregate amount not to exceed $750,000,000 (the "Incremental Credit Facility"). The lenders under the New Revolving Facility will not be under any obligation to provide any such increases or new term loan commitments, and the availability of such additional increases and/or establishment of new term loan commitments is subject to customary terms and conditions.

        At September 26, 2015, we had $330.0 million outstanding under the U.S. revolving credit facility and $5.4 million in letters of credit with $1,464.6 million available for borrowing. The Credit Agreement also provides for an increase option for an aggregate amount of up to $750.0 million.

        Our average effective interest rate at September 26, 2015 and September 27, 2014 was 1.3% and 3.7%, respectively, excluding amortization of deferred financing charges and including the effect of interest rate swap agreements. We also pay a commitment fee on the average daily unused portion of the revolving credit facilities, ranging from 0.15% to 0.25% of the dollar amount of the unused portion of our revolving credit facilities.

        The Credit Agreement contains a financial covenant requiring that we maintain a minimum consolidated interest coverage ratio of 3.00:1.00. The Credit Agreement also contains a financial covenant requiring that the Company not exceed a maximum consolidated leverage ratio of 3.25:1.00, which maximum consolidated leverage ratio may be increased on a temporary basis to 3.50:1.00 in connection with certain material acquisitions and subject to certain conditions. At September 26, 2015, we were in compliance with these covenants. In addition, the Credit Agreement contains certain mandatory prepayment requirements and customary events on default.

Interest Rate Swaps

        We have historically been party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of the loans under our credit facilities to a fixed rate versus the 30-day Libor rate. There were no interest rate swaps in effect as of September 26, 2015. As a result of entering into the new Credit Agreement, in the third quarter of fiscal 2015, hedge accounting was discontinued for the interest rate swaps that were originally designated to hedge the forecasted future debt payments under the Former Credit Agreement, and the Company recognized a loss of $1.8 million in (loss) gain on financial instruments, net in the accompanying consolidated statements of operations representing the accumulated loss in OCI up to the date discontinuance. The refinancing also resulted in a net loss of approximately $2.1 million related to the write-off of deferred financing fees in connection with the Former Credit Agreement that was recognized as a loss on extinguishment of debt in the Consolidated Statement of Operations, and the recognition of approximately $4.1 million of additional deferred financing fees that were recorded on the Consolidated Balance Sheet and included in Other Long-Term Assets in the fourth quarter of fiscal 2015.

        The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. We designate the swap agreements as cash flow hedges and the changes in the fair value of these derivatives are classified in accumulated other comprehensive income (loss) (a component of equity). During fiscal years 2015, 2014 and 2013, we paid approximately $2.3 million, $3.2 million and $3.4 million, respectively, in additional interest expense pursuant to interest rate swap agreements.

Share Repurchases and Dividends

        On July 31, 2015, the Company's Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company's outstanding common stock over the next two years, at such times and prices as determined by the Company's management (the "July 2015 repurchase authorization"). At various times beginning in fiscal 2012, and including the July 2015 repurchase authorization, the Board of Directors has authorized the Company to repurchase a total of $3.5 billion of the Company's common stock (the "repurchase program").

        Under the repurchase program, the Company may purchase shares in the open market (including pursuant to pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) or in privately negotiated transactions.

        Under our existing repurchase program, on February 28, 2014, we entered into an accelerated share repurchase ("ASR") agreement with a major financial institution ("Bank"). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $700.0 million of our common stock, in total, with an initial delivery to us of 4,340,508 shares of our common stock by the Bank. In the second quarter of fiscal 2015, the purchase period for the ASR ended and an additional 1,489,476 shares were delivered to us. In total, 5,829,984 shares were repurchased under the ASR at an average repurchase price of $120.07 per share. The shares were retired in the quarters they were delivered, and the up-front payment of $700 million was accounted for as a reduction to stockholders' equity in our Consolidated Balance Sheet in the second quarter of fiscal 2014.

        On March 3, 2015, we completed the repurchase of 5,231,991 shares of common stock from Lavazza for an aggregate purchase price of $623.6 million. The price per share was $119.18, which represented a 3.0% discount off the closing price of the Company's common stock on February 20, 2015, which was the business day immediately preceding the entry into the stock repurchase agreement with Lavazza.

        In addition, during fiscal 2015, we repurchased 4,307,488 shares of common stock on the open market and through pre-arranged purchases under Rule 10b5-1 at an average price per share of $95.13.

        As of September 26, 2015, $1,149.5 million of this aggregate authorized amount remained available for common stock repurchases. Additional repurchases will be made with cash on hand, cash from operations and funds available through our existing credit facility. See Note 15, Stockholders' Equity, of the Notes to the audited Consolidated Financial Statements included in this Annual Report.

        During fiscal 2015, we declared quarterly dividends of $0.2875 per common share, or $179.2 million in the aggregate. During the fiscal year ended September 26, 2015, we paid dividends of approximately $175.7 million.

        On November 16, 2015, our Board of Directors declared the next quarterly cash dividend of $0.325 per common share, an increase of 13% over previous quarters, payable on February 16, 2016 to stockholders of record as of the close of business on January 15, 2016.

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

        A summary of future cash requirements related to our outstanding long-term debt, minimum lease payments and purchase commitments as of September 26, 2015 is as follows (in thousands):

	Long-Term Debt	Interest Expense(1)	Operating Lease Obligations	Capital Lease Obligations(2)	Financing Obligations(3)	Purchase Obligations(4)	Total
FY 2016	$279	$4,419	$17,824	$4,453	$9,773	$625,222	$661,970
FY 2017 - FY 2018	596	8,805	25,593	7,899	19,631	748,678	811,202
FY 2019 - FY 2020	330,170	7,669	16,563	7,676	20,123	175,567	557,768
Thereafter	—		23,697	23,985	148,416	—	196,098

Total	$331,045	$20,893	$83,677	$44,013	$197,943	$1,549,467	$2,227,038

(1)
Based on rates in effect at September 26, 2015.

(2)
Includes principal and interest payments under capital lease obligations.

(3)
Represents portion of the future minimum lease payments allocated to the building which are recognized as reductions to the financing obligation and interest expense.

(4)
Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

        In addition, we have $31.8 million in unrecognized tax benefits of which we are indemnified for $5.2 million expiring through December 2017. We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

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

Acquisition

        The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, and liabilities assumed. On December 18, 2014, we acquired all of the outstanding equity of Bevyz, a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired. The fair value for 100% of Bevyz identifiable assets less liabilities assumed was determined using an income approach. The excess of (i) the sum of the consideration for the shares purchased on December 18, 2014 and the acquisition date fair value of the Company's previously held equity interest in Bevyz, over (ii) 100% of the fair value of identifiable assets acquired less liabilities assumed, was recognized as goodwill. The acquisition date fair value of the Company's previously held equity interest in Bevyz was determined using a market approach, specifically prior transactions in shares of Bevyz. The determination of estimated fair values requires significant estimates and assumptions. We believe the estimated fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

Goodwill and Intangibles

        Goodwill is tested for impairment annually at the end of our fiscal year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. We have defined three reporting units in our evaluation of goodwill for potential impairment: Domestic; Canada—Roasting and Retail; and Canada—Coffee Services, based on the availability of discrete financial information that is regularly reviewed by management. We may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the first step of a two-step goodwill impairment test. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any reporting unit in any period and perform the first step of the quantitative goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period. The first step is a comparison of each reporting unit's fair value to its carrying value. We estimate fair value based on a weighting of the income approach, using discounted cash flows, and the market approach, using the guideline company method. The reporting unit's discounted cash flows require significant management judgment with respect to sales forecasts, gross margin percentages, SG&A expenses, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The market approach uses observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, which requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit's net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the implied fair value of the goodwill is less than the book value, goodwill is impaired and is written down to the implied fair value amount.

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

        During our annual 2015 indefinite-lived intangible asset impairment test, we noted a tradename within the Canada operating segment had excess fair value over its carrying values of less than 10%. While the trade name passed the 2015 impairment test, if our projections of future operating income were to decline, or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair value of the trade name could be adversely affected, leading to a potential impairment in a future period.

        Due to the inherent uncertainty involved in estimating sales growth and related expense growth, we believe that these are critical estimates for us. We have not made any material changes to the accounting methodology we use to assess the necessity of an impairment charge, either for goodwill or for both finite and indefinite-lived intangible assets. Based upon the results of our fiscal 2015 impairment tests (See Note 8, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in this Annual Report), there were no impairment charges recognized for goodwill or intangible assets. Further, the fair values of all reporting units were in excess of the carrying values. As we continually reassess our fair value assumptions, including estimated future cash flows, changes in our estimates and assumptions could cause us to recognize future material charges.

Sales Return Allowance

        Sales of coffee brewers, pods and other coffee products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. We estimate the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.

Product Warranty

        We provide for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to our expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which can be impacted significantly by quality issues. We currently believe that our warranty reserves are adequate; however, there can be no assurance that we will not experience some additional warranty expense in future periods related to previously sold brewers. A 10 percentage point increase in the fiscal 2015 overall warranty claims estimate would have resulted in additional expense, net of recoveries, of approximately $3.0 million in the accompanying fiscal 2015 Consolidated Statement of Operations.

Inventories

        Inventories consist primarily of green and roasted coffee, including coffee in pods, purchased finished goods such as coffee brewers, and packaging materials. Inventories are stated at the lower of cost or market. Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in first-out). We regularly review whether the net realizable value of our inventory is lower than its carrying value. Based upon the specific identification method, if the valuation shows that the net realizable value is lower than the carrying value, we take a charge to expense and reduce the carrying value of the inventory.

        We estimate any required write-downs for inventory obsolescence by examining our inventories on a quarterly basis to determine if there are indicators that the carrying values could exceed net realizable value. Indicators that could result in additional inventory write-downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles. While significant judgment is involved in determining the net realizable value of inventory, we believe that inventory is appropriately stated at the lower of cost or market. In the fourth quarter of fiscal 2015 we extended the shelf life of certain of our owned and licensed K-Cup® pods which we expect will decrease our reserves for obsolescence of finished goods and have a positive impact on our gross margin.

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

Interest rate risks

        The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates. The table presents principal cash flows and weighted average interest rates by fiscal year:

	2016	2017	2018	2019	2020	Thereafter	Total Debt Outstanding and average effective interest rate at September 26, 2015
Variable rate (in thousands)	$—	$—	$—	$—	$330,000	$—	$330,000
Average interest rate(1)	—%	—%	—%	—%	1.3%	—%	1.3%
Fixed rate (in thousands)	$279	$291	$305	$170		$—	$1,045
Average interest rate	3.9%	3.9%	3.9%	3.9%		—%	3.9%

(1)
Based on variable rates in effect as of September 26, 2015.

        At September 26, 2015, we had $330.0 million of outstanding debt obligations subject to variable interest rates. Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $3.3 million annually. Additionally, should Canadian Bankers' Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $0.5 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below). As discussed further under the heading Liquidity and Capital Resources the Company has historically entered into interest rate swap agreements. As of September 26, 2015, there were no interest rate swap agreements in effect.

Commodity price risks

        The "C" price of coffee is subject to substantial price fluctuations caused by multiple factors, including but not limited to weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the "C" price of coffee. We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At September 26, 2015, the Company had approximately $264.3 million in green coffee purchase commitments, of which approximately 90% had a fixed price. At September 27, 2014, the Company had approximately $407.7 million in green coffee purchase commitments, of which approximately 88% had a fixed price.

        Commodity price risks at September 26, 2015 are as follows (in thousands, except average "C" price):

Purchase commitments	Total Cost(1)	Pounds	Average "C" Price
Fixed(2)	$215,104	110,956	$1.54
Variable	$27,015	15,894	$1.29

	$242,119	126,850

(1)
Total coffee costs typically include a premium or "differential" in addition to the "C" price.

(2)
Excludes $22.2 million in price-fixed coffee purchase commitments (9.9 million pounds) that are not determined by the "C" price.

        We regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These hedges generally qualify as cash flow hedges. Gains and losses are deferred in other comprehensive income until the hedged inventory sale is recognized in earnings, at which point gains and losses are recognized in cost of sales. At September 26, 2015, we did not hold any outstanding coffee futures contracts. At September 27, 2014, we held outstanding futures contracts covering 7.5 million pounds of coffee with a fair market value of $3.4 million, gross of tax. Purchase commitments hedged with financial instruments are classified as fixed in the table above.

        At September 26, 2015, we are exposed to approximately $27.0 million in unhedged green coffee purchase commitments that do not have a fixed price as compared to $47.2 million in unhedged green coffee purchase commitments that did not have a fixed price at September 27, 2014. A hypothetical 10% movement in the "C" price would increase or decrease our financial commitment for these purchase commitments outstanding at September 26, 2015 by approximately $2.7 million.

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

        At September 26, 2015 we had approximately 3 months remaining on a 5-year cross-currency swap of CDN $50.0 million that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an inter-company note receivable denominated in Canadian dollars for the same amount. Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period. Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar inter-company note.

        We occasionally use foreign currency forward contracts to hedge certain capital purchase liabilities for production equipment with the objective of minimizing cost risk due to market fluctuations. We designate these contracts as fair value hedges and measure the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments along with the changes in the fair value of the hedged liabilities are recognized in net gains or losses on foreign currency on the consolidated statements of operations. We had no outstanding foreign currency forward contracts designated as fair value hedges at September 26, 2015. In addition, we use foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments. We designate these contracts as cash flow hedges and measure the effectiveness at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss). The gains or losses on these instruments are reclassified from other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings. We had outstanding foreign currency forward contracts designated as cash flow hedges with a notional value of $13.0 million at September 26, 2015.

        Movements in foreign currency exchange rates exposes us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held. The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged. Our net unhedged assets (liabilities) denominated in a currency other than the functional currency was approximately $3.7 million at September 26, 2015. Based on our net unhedged assets that are affected by movements in foreign currency exchange rates as of September 26, 2015, a hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets (liabilities) by approximately $0.4 million with a corresponding charge to operations. In addition, at September 26, 2015, our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $838.8 million. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $83.9 million with a corresponding charge to other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders
of Keurig Green Mountain, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keurig Green Mountain, Inc. and its subsidiaries at September 26, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, MA
November 18, 2015

Keurig Green Mountain, Inc.

Consolidated Balance Sheets
(Dollars in thousands)

	September 26, 2015	September 27, 2014
Assets
Current assets:
Cash and cash equivalents	$59,334	$761,214
Restricted cash and cash equivalents	30,460	378
Short-term investment	—	100,000
Receivables, less uncollectible accounts and return allowances of $35,459 and $66,120 at September 26, 2015 and September 27, 2014, respectively	517,936	621,451
Inventories	691,980	835,167
Income taxes receivable	51,786	—
Other current assets	95,526	69,272
Deferred income taxes, net	70,181	58,038

Total current assets	1,517,203	2,445,520
Fixed assets, net	1,293,563	1,171,425
Intangibles, net	423,887	365,444
Goodwill	747,406	755,895
Deferred income taxes, net	854	131
Long-term restricted cash	278	—
Other long-term assets	18,386	58,892

Total assets	$4,001,577	$4,797,307

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$279	$19,077
Current portion of capital lease and financing obligations	3,271	2,226
Accounts payable	298,609	411,107
Accrued expenses	226,519	305,677
Income tax payable	1,085	53,586
Dividend payable	44,048	40,580
Deferred income taxes, net	264	340
Other current liabilities	28,049	10,395

Total current liabilities	602,124	842,988
Long-term debt, less current portion	330,766	140,937
Capital lease and financing obligations, less current portion	117,187	116,240
Deferred income taxes, net	195,063	202,936
Other long-term liabilities	42,525	23,085
Commitments and contingencies (See Notes 6 and 20)
Redeemable noncontrolling interests	4,554	12,440
Stockholders' equity:
Preferred stock, $0.10 par value: Authorized—1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized—500,000,000 shares; Issued and outstanding—153,209,256 and 162,318,246 shares at September 26, 2015 and September 27, 2014, respectively	15,321	16,232
Additional paid-in capital	879,060	1,808,881
Retained earnings	2,014,279	1,687,619
Accumulated other comprehensive loss	(199,302)	(54,051)

Total stockholders' equity	$2,709,358	$3,458,681

Total liabilities and stockholders' equity	$4,001,577	$4,797,307

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Fiscal years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Net sales	$4,520,031	$4,707,680	$4,358,100
Cost of sales	2,912,507	2,891,820	2,738,714

Gross profit	1,607,524	1,815,860	1,619,386
Selling and operating expenses	539,259	561,573	560,430
General and administrative expenses	287,591	307,046	293,729
Restructuring expenses	15,250	—	—

Operating income	765,424	947,241	765,227
Other income, net	1,123	262	960
Gain on financial instruments, net	8,077	8,307	5,513
Loss on foreign currency, net	(22,166)	(19,746)	(12,649)
Interest expense	(1,882)	(11,691)	(18,177)

Income before income taxes	750,576	924,373	740,874
Income tax expense	(251,948)	(326,959)	(256,771)

Net Income	$498,628	$597,414	$484,103
Net income attributable to noncontrolling interests	353	896	871

Net income attributable to Keurig	$498,275	$596,518	$483,232

Net income attributable to Keurig per common share:
Basic	$3.17	$3.80	$3.23
Diluted	$3.14	$3.74	$3.16
Cash dividends declared per common share	$1.15	$1.00	$—
Weighted-average common shares outstanding:
Basic	157,286,303	157,085,574	149,638,636
Diluted	158,898,678	159,568,342	152,801,493

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Fiscal years ended
	September 26, 2015			September 27, 2014			September 28, 2013
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$498,628			$597,414			$484,103
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains (losses) arising during the period	$1,135	$(342)	$793	$20,641	$(8,307)	$12,334	$(3,732)	$1,489	$(2,243)
(Gains) losses reclassified to net income	(14,894)	5,994	(8,900)	6,315	(2,556)	3,759	1,484	(599)	885
Foreign currency translation adjustments	(137,469)	—	(137,469)	(52,068)	—	(52,068)	(28,742)	—	(28,742)

Other comprehensive (loss) income	$(151,228)	$5,652	$(145,576)	$(25,112)	$(10,863)	$(35,975)	$(30,990)	$890	$(30,100)

Total comprehensive income			353,052			561,439			454,003
Total comprehensive income (loss) attributable to noncontrolling interests			13			(203)			156

Total comprehensive income attributable to Keurig			$353,039			$561,642			$453,847

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Consolidated Statements of Changes in Stockholders' Equity
For the three fiscal years in the period ended September 26, 2015 (Dollars in thousands)

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings		Stockholders' Equity
	Shares	Amount
Balance at September 29, 2012	152,680,855	$15,268	$1,464,560	$771,200	$10,200	$2,261,228
Options exercised	2,849,308	285	19,532	—	—	19,817
Issuance of common stock under employee stock purchase plan	343,678	34	9,926	—	—	9,960
Restricted stock awards and units	34,761	3	(3)	—	—	—
Repurchase of common stock	(5,642,793)	(564)	(187,714)	—	—	(188,278)
Stock compensation expense	—	—	26,081	—	—	26,081
Tax benefit from equity-based compensation plans	—	—	54,706	—	—	54,706
Deferred compensation expense	—	—	234	—	—	234
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(2,025)	—	(2,025)
Other comprehensive loss, net of tax	—	—	—	—	(29,385)	(29,385)
Net income	—	—	—	483,232	—	483,232

Balance at September 28, 2013	150,265,809	$15,026	$1,387,322	$1,252,407	$(19,185)	$2,635,570
Sale of common stock	18,091,139	1,809	1,346,605	—	—	1,348,414
Options exercised	1,872,448	187	27,930	—	—	28,117
Issuance of common stock under employee stock purchase plan	170,531	18	12,546	—	—	12,564
Restricted stock awards and units	56,911	6	(6)	—	—	—
Repurchase of common stock	(8,138,592)	(814)	(1,051,616)	—	—	(1,052,430)
Stock compensation expense	—	—	30,673	—	—	30,673
Tax benefit from equity-based compensation plans	—	—	55,218	—	—	55,218
Deferred compensation expense	—	—	209	—	—	209
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(2,368)	—	(2,368)
Cash dividends declared	—	—	—	(158,938)	—	(158,938)
Other comprehensive loss, net of tax	—	—	—	—	(34,866)	(34,866)
Net income	—	—	—	596,518	—	596,518

Balance at September 27, 2014	162,318,246	$16,232	$1,808,881	$1,687,619	$(54,051)	$3,458,681
Options exercised	1,520,757	152	16,406	—	—	16,558
Issuance of common stock under employee stock purchase plan	183,546	18	12,696	—	—	12,714
Restricted stock awards and units	215,662	22	(22)	—	—	—
Repurchase of common stock	(11,028,955)	(1,103)	(1,032,218)	—	—	(1,033,321)
Stock compensation expense	—	—	31,934	—	—	31,934
Tax benefit from equity-based compensation plans	—	—	40,846	—	—	40,846
Deferred compensation expense	—	—	537	—	—	537
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	7,560	—	7,560
Cash dividends declared	—	—	—	(179,175)	—	(179,175)
Other comprehensive loss, net of tax	—	—	—	—	(145,251)	(145,251)
Net income	—	—	—	$498,275	—	498,275

Balance at September 26, 2015	153,209,256	15,321	879,060	2,014,279	(199,302)	2,709,358

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Fiscal years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$498,628	$597,414	$484,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	217,515	214,607	183,814
Amortization of intangibles	48,148	43,032	45,379
Amortization of deferred financing fees	4,606	5,651	7,125
Loss on impairment of fixed assets	16,256	—	—
Unrealized (gain) loss on foreign currency, net	(2,862)	15,196	9,159
Provision for doubtful accounts	5,452	1,782	689
Provision for sales returns	114,392	114,057	79,747
Gain on derivatives, net	(20,959)	(1,582)	(4,507)
Excess tax benefits from equity-based compensation plans	(40,843)	(55,444)	(54,699)
Deferred income taxes	(8,591)	(52,708)	(17,701)
Deferred compensation and stock compensation	32,471	30,882	26,315
Other	10,563	4,224	759
Changes in assets and liabilities, net of acquisitions
Receivables	(24,303)	(274,884)	(187,221)
Inventories	128,423	(166,473)	87,677
Income tax payable/receivable, net	(64,337)	120,553	46,290
Other current assets	(23,573)	(838)	(12,668)
Other long-term assets, net	2,369	3,162	3,915
Accounts payable and accrued expenses	(155,922)	133,818	133,532
Other current liabilities	(1,191)	(7,521)	3,100
Other long-term liabilities	18,620	(5,495)	1,161

Net cash provided by operating activities	754,862	719,433	835,969
Cash flows from investing activities:
Change in restricted cash	(5,383)	182	3,005
Purchase of short-term investment	—	(100,000)	—
Maturity of short-term investment	100,000	—	—
Acquisition, net of cash acquired	(180,698)	—	—
Purchase of long-term investment	(1,000)	(35,905)	—
Proceeds from the sale of subsidiary, net of cash retained	765	—	—
Capital expenditures for fixed assets	(411,099)	(337,860)	(232,780)
Other investing activities	(1,016)	1,164	4,208

Net cash used in investing activities	(498,431)	(472,419)	(225,567)
Cash flows from financing activities:
Net change in revolving line of credit	330,000	—	(226,210)
Proceeds from issuance of common stock under compensation plans	29,272	40,681	29,777
Proceeds from sale of common stock	—	1,348,414	—
Repurchase of common stock	(1,033,321)	(1,052,430)	(188,278)
Excess tax benefits from equity-based compensation plans	40,843	55,444	54,699
Payments on capital lease and financing obligations	(2,823)	(1,931)	(8,288)
Deferred financing fees	(4,123)	—	—
Proceeds from borrowings of long-term debt	—	403	—
Repayment of long-term debt	(158,730)	(13,361)	(71,620)
Dividends paid	(175,707)	(118,358)	—
Purchase of noncontrolling interest	—	(4,752)	—
Other financing activities	2,710	(1,124)	(1,406)

Net cash (used in) provided by financing activities	(971,879)	252,986	(411,326)

Keurig Green Mountain, Inc.

Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Fiscal years ended
	September 26, 2015	September 27, 2014	September 28, 2013
Effect of exchange rate changes on cash and cash equivalents	13,568	1,122	2,727
Net (decrease) increase in cash and cash equivalents	(701,880)	501,122	201,803
Cash and cash equivalents at beginning of period	761,214	260,092	58,289

Cash and cash equivalents at end of period	$59,334	$761,214	$260,092

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(2,785)	$4,012	$9,129
Cash paid for income taxes	$320,239	$270,367	$223,580
Dividends declared not paid at the end of each period	$44,048	$40,580	$—
Fixed asset purchases included in accounts payable and not disbursed at the end of each year	$32,122	$64,202	$30,541
Noncash financing and investing activity:
Fixed assets acquired under capital lease and financing obligations	$375	$40,125	$27,791
Settlement of acquisition-related liabilities through release of restricted cash	$—	$—	$9,227

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements

1.     Nature of Business and Organization

          Keurig Green Mountain, Inc. (together with its subsidiaries, "the Company") is a leader in the coffeemaker and specialty coffee businesses in the United States and Canada. Keurig Green Mountain, Inc. is a Delaware corporation.

          The Company manages its operations through two business segments, its United States operations within the Domestic segment (including immaterial operations related to international expansion) and its Canadian operations within the Canada segment. The Company distributes its products in two channels: at-home ("AH") and away-from-home ("AFH").

          The Domestic segment sells brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup®, Vue®, Rivo®, K-Carafe™, and K-Mug™ pods ("pods", formerly referred to as portion packs) and coffee in more traditional packaging including bags and fractional packages to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through its website. Substantially all of the Domestic segment's distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel. The Domestic segment also earns royalty income from pods sold by a third-party licensed roaster.

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

          The Company's fiscal year ends on the last Saturday in September. Fiscal years 2015, 2014 and 2013 represent the years ended September 26, 2015, September 27, 2014 and September 28, 2013, respectively. Fiscal years 2015, 2014 and 2013 each consist of 52 weeks.

2.     Significant Accounting Policies

  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements. Significant estimates and assumptions by management affect the Company's inventory, deferred tax assets, allowance for sales returns, warranty reserves, accrued restructuring and other certain accrued expenses, goodwill, intangible and long-lived assets and stock-based compensation.

          Although the Company regularly assesses these estimates, actual results could differ from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Principles of Consolidation

          The Consolidated Financial Statements include the accounts of the Company and all of the entities in which the Company has a controlling financial interest. All intercompany transactions and accounts are eliminated in consolidation.

  Noncontrolling Interests

          Noncontrolling interests ("NCI") are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCI's are classified as liabilities and non-mandatorily redeemable NCI's are classified outside of stockholders' equity in the Consolidated Balance Sheets as temporary equity under the caption, Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCIs that are mandatorily redeemable are classified as a liability in the Consolidated Balance Sheets under either Other current liabilities or Other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date with any change from the prior period recognized as interest expense. See Note 9, Noncontrolling Interests in the Consolidated Financial Statements included in this Annual Report for further information.

          Net income attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Consolidated Statements of Operations. The net income attributable to NCIs is classified in the Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Restricted Cash and Cash Equivalents

          Restricted cash and cash equivalents represents cash that is not available for use in our operations. The Company had restricted cash and cash equivalents of $30.5 million and $0.4 million as of September 26, 2015 and September 27, 2014, respectively.

  Short-Term Investments

          The Company considers all investments purchased with an original maturity of more than three months but less than one year to be short-term investments. The short-term investment balance as of September 27, 2014 represented a certificate of deposit that the Company had the intent and ability to hold to maturity. It was therefore classified as held-to-maturity and carried at amortized cost. The fair value of this instrument was equal to its amortized cost and therefore there were no unrealized gains or losses associated with the instrument.

  Allowance for Doubtful Accounts

          A provision for doubtful accounts is provided based on a combination of historical experience, specific identification and customer credit risk where there are indications that a specific customer may be experiencing financial difficulties.

  Inventories

          Inventories consist primarily of green and roasted coffee, including coffee in pods, purchased finished goods such as coffee brewers, and packaging materials. Inventories are stated at the lower of cost or market. Cost is being measured using an adjusted standard cost method which approximates FIFO (first-in, first-out). The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, the Company takes a charge to cost of sales and directly reduces the carrying value of the inventory.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The fair values of derivative financial instruments have been determined using market information and valuation methodologies. Changes in assumptions or estimates could affect the determination of fair value; however, management does not believe any such changes would have a material impact on the Company's financial condition, results of operations or cash flows. The fair values of short-term investments and derivative financial instruments are disclosed in Note 13, Fair Value Measurements, in the Consolidated Financial Statements included in this Annual Report.

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

          The Company does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes. See Note 12, Derivative Financial Instruments and Note 15, Stockholders' Equity in the Consolidated Financial Statements included in this Annual Report for further information.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Deferred Financing Costs

          Deferred financing costs consist primarily of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using a method that approximates the effective interest rate method. Deferred financing costs included in Other long-term assets in the accompanying Consolidated Balance Sheets as of September 26, 2015 and September 27, 2014 was $7.0 million and $9.6 million, respectively.

  Goodwill and Intangibles

          Goodwill is tested for impairment annually at the end of the Company's fiscal year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. The Company may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of a two-step goodwill impairment test. The assessment of qualitative factors is optional and at the Company's discretion. The Company may bypass the qualitative assessment for any reporting unit in any period and perform the first step of the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The first step is a comparison of each reporting unit's fair value to its carrying value. The Company estimates fair value based on a weighting of the income approach, using discounted cash flows, and the market approach, using the guideline company method. The reporting unit's discounted cash flows require significant management judgment with respect to sales forecasts, gross margin percentages, selling, operating, general and administrative ("SG&A") expenses, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company's annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The market approach uses observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, which requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit's net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the implied fair value of the goodwill is less than the book value, goodwill is impaired and is written down to the implied fair value amount.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

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

          The Company follows an industry-wide practice of purchasing and loaning coffee brewing and related equipment to wholesale customers in our AFH channel. These assets are also carried at cost, net of accumulated depreciation.

          Depreciation costs of manufacturing and distribution assets are included in cost of sales on the Consolidated Statements of Operations. Depreciation costs of other assets, including equipment on loan to customers, are included in selling and operating expenses on the Consolidated Statements of Operations.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Leases

          Occasionally, the Company is involved in the construction of leased properties. Due to the extent and nature of that involvement, the Company is deemed the owner during the construction period and is required to capitalize the construction costs on the Consolidated Balance Sheets along with a corresponding financing obligation for the project costs that are incurred by the lessor. Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company can record a sale to remove the assets and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the assets when construction is complete due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheet. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company's policy. If the Company is not considered the owner of the land, a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the buildings are recognized as reductions to the financing obligation and interest expense. See Note 20 Commitments and Contingencies, for further information.

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

  Revenue Recognition

          Revenue from sales of brewer systems, coffee and other specialty beverages in pods, and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs is recognized when title and risk of loss passes to the customer, which generally occurs upon shipment or delivery of the product to the customer as defined by the contractual shipping terms. Shipping charges billed to customers are also recognized as revenue, and the related shipping costs are included in cost of sales. Cash received in advance of product delivery is recorded in deferred revenue, which is included in other current liabilities on the accompanying Consolidated Balance Sheets, until earned.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          Sales of brewers, pods and other products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. The Company routinely participates in trade promotion programs with customers, including customers whose sales are processed by the fulfillment entities, whereby customers can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts and volume based incentive programs. Allowances to customers that are directly attributable and supportable by customer promotional activities are recorded as selling expenses at the time the promotional activity occurs.

          Roasters licensed by the Company to manufacture and sell pods, both to the Company for resale and to their other coffee customers, are obligated to pay a royalty to the Company upon shipment to their customer. The Company records royalty revenue upon shipment of pods by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements. For shipments of pods to the Company for resale, this royalty payment is recorded as a reduction to the carrying value of the related pods in inventory and as a reduction to cost of sales when sold through to third-party customers by the Company.

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

  Advertising Costs

          The Company expenses the costs of advertising the first time the advertising takes place, except for direct mail campaigns targeted directly at consumers, which are expensed over the period during which they are expected to generate sales. As of September 26, 2015 and September 27, 2014, prepaid advertising costs of $3.7 million and $3.3 million, respectively, were recorded in Other current assets in the accompanying Consolidated Balance Sheets. Advertising expense totaled $115.8 million, $137.2 million, and $193.2 million, for fiscal years 2015, 2014, and 2013, respectively.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

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

          The Company measures the fair value of stock options using the Black-Scholes option pricing model and certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock. The expected life of options is estimated based on options vesting periods, contractual lives and an analysis of the Company's historical experience. The expected forfeiture rate is based on the Company's historical employee turnover experience and future expectations. The risk-free interest rate is based on the U.S. Treasury rate over the expected life. The Company uses a blended historical volatility to estimate expected volatility at the measurement date. The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company's common stock on the grant date.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

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

          The Company procures the majority of the brewers it sells from one third-party brewer manufacturer. Purchases from this brewer manufacturer amounted to approximately $443.1 million, $735.2 million and $637.0 million in fiscal years 2015, 2014 and 2013, respectively.

          The Company primarily relies on MBlock to process the majority of sales orders for our AH business with retailers in the United States. The Company is subject to significant credit risk regarding the creditworthiness of MBlock and, in turn, the creditworthiness of the retailers. Sales processed by MBlock to retailers amounted to $1,557.5 million, $1,706.1 million and $1,600.2 million for fiscal years 2015, 2014 and 2013, respectively. The Company's account receivables due from MBlock amounted to $69.1 million and $148.2 million at September 26, 2015 and September 27, 2014, respectively.

          Sales to customers that represented more than 10% of the Company's net sales included Wal-Mart Stores, Inc. and affiliates ("Wal-Mart"), representing approximately 17%, 17% and 14% of consolidated net sales for fiscal years 2015, 2014 and 2013 respectively; and Costco Wholesale Corporation and affiliates ("Costco"), representing approximately 12%, 12% and 11% of consolidated net sales for fiscal 2015, 2014, and 2013, respectively. For Wal-Mart, the majority of U.S. sales are processed through MBlock whereby MBlock is the vendor of record. Starting in fiscal 2012, for U.S. sales to Costco, the Company became the vendor of record and although the sales are processed through MBlock, the Company records the account receivables from the customer and pays MBlock for their fulfillment services. The Company's account receivables due from Costco amounted to $66.9 million and $104.5 million, net of allowances, at September 26, 2015 and September 27, 2014, respectively.

  Research & Development

          Research and development charges are expensed as incurred. These expenses amounted to $84.7 million, $76.5 million and $57.7 million in fiscal years 2015, 2014 and 2013, respectively. These costs primarily consist of salary and consulting expenses and are recorded in selling and operating expenses in each respective segment of the Company.

  Collaborative Arrangements

          From time to time, the Company enters into collaborative arrangements for the research and development ("R&D"), manufacture and/or commercialization of products and product candidates. These collaborations generally provide R&D cost sharing, and/or royalty payments. The Company's collaboration agreements with third parties are performed with no guarantee of either technological or commercial success. No cost recoveries or royalties have been received to date under these arrangements.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Recent Accounting Pronouncements

          In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03—Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which incorporates the SEC staff's announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. The ASU clarifies that debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective retrospectively for interim and annual periods beginning after December 15, 2015. The Company expects to adopt ASU 2015-03 beginning on September 25, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company's financial condition or financial statement disclosures.

          In July 2015, the FASB issued ASU No. 2015-11—Simplifying the Measurement of Inventory ("ASU 2015-11") that changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method; rather, the amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out ("FIFO") or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, which is consistent with existing GAAP. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt ASU 2015-11 beginning in its third quarter of fiscal 2016. The adoption of ASU 2015-11 is not expected to have a material impact on the Company's net income, financial position, cash flows or disclosures.

          In April 2015, the FASB issued ASU No. 2015-05—Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (an update to Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software) ("ASU 2015-05"), which provides guidance on accounting for cloud computing fees. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent within the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. ASU 2015-05 is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. Retrospective application is permitted but not required. Management is currently evaluating the impact of ASU 2015-05 on the consolidated financial statements.

          In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. ASU 2014-15 will be effective for the Company in the fourth quarter of 2017. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's disclosures.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will require the Company to separate performance obligations within a contract, determine total transaction costs, and ultimately allocate the transaction costs across the established performance obligations. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will become effective for the Company beginning in fiscal 2019 under either full or modified retrospective adoption, with early adoption permitted as of the original effective date of ASU 2014-09. The Company is currently assessing the potential effects of these changes on the Company's net income, financial position, cash flows and disclosures.

          In April 2014, FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the threshold for disposals to qualify as discontinued operations ("ASU 2014-08"). A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 in the first quarter of fiscal 2016 is not expected to have a material impact on the Company's net income, financial position, cash flows or disclosures.

3.     Acquisition

  Fiscal 2015

          On December 18, 2014, the Company, through its wholly owned subsidiary Keurig International S.à.r.l., acquired all of the outstanding equity of MDS Global Holding p.l.c. ("Bevyz"), a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired. The Company currently intends to hold the rights to the technology acquired to prevent others from using such technology. Such defensive action likely contributes to the value of the Company's Keurig® Kold beverage system. The goodwill represents the excess value of the purchase price over the aggregate fair value of the tangible and intangible assets acquired. The goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as expected synergies from combined operations and assembled workforces, and the future development initiatives of the assembled workforces. The goodwill and intangible assets recognized in the acquisition are not deductible for tax purposes.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          Prior to the acquisition, the Company owned approximately 15% of the outstanding equity of Bevyz. During the second quarter ended March 28, 2015, the Company completed its valuation of the fair value of the business acquired and the acquisition date fair value of the Company's previously held equity interest in Bevyz with the exception of the tax impact of the transaction. The fair value for 100% of Bevyz identifiable assets less liabilities assumed was determined using an income approach. The excess of (i) the sum of the consideration for the shares purchased on December 18, 2014 and the acquisition date fair value of the Company's previously held equity interest in Bevyz, over (ii) 100% of the fair value of identifiable assets acquired less liabilities assumed, was recognized as goodwill. The acquisition date fair value of the Company's previously held equity interest in Bevyz was determined using a market approach, specifically prior transactions in shares of Bevyz, which resulted in the recognition of a $1.5 million loss included in other income, net in the accompanying Consolidated Statements of Operations. Amortizable intangible assets acquired, valued at the date of acquisition, include approximately $161.7 million for defensive intangible assets, $3.8 million for non-compete agreements and $1.6 million for contractual agreements. Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives, and the weighted-average amortization period is 12.8 years. The weighted-average amortization periods for defensive intangible assets, non-compete agreements, and contractual agreements are 13 years, 3 years, and 15 years, respectively.

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

          Acquisition costs of $1.5 million were expensed as incurred and recognized in general and administrative expenses in the fourth quarter of fiscal 2014. Approximately $25.0 million of the purchase price was held in escrow at September 26, 2015 and is included under the captions Restricted cash and cash equivalents and Other current liabilities in the accompanying Consolidated Balance Sheet. The revenue and earnings of Bevyz since acquisition and the proforma financial statements are immaterial. For information on the assignment of goodwill to our operating segments, see Note 8, Goodwill and Intangible Assets.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

4.     Segment Reporting

          Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker ("CODM"), manages the business, evaluates financial results, and makes key operating decisions. The structure includes a Domestic segment containing all U.S. Operations and immaterial operations related to international expansion, and a Canada segment containing all Canadian operations.

          For a description of the operating segments, see Note 1, Nature of Business and Organization.

          Management evaluates the performance of the Company's operating segments based on several factors, including net sales to external customers and operating income. Net sales are recorded on a segment basis and intersegment sales are eliminated within the operating segment as part of the financial consolidation process. Operating income represents gross profit less selling, operating, general and administrative, and restructuring expenses. The Company's manufacturing operations occur within both the Domestic and Canada segments, and the costs of manufacturing are recognized in cost of sales in the operating segment in which the sale occurs. Information system technology services are mainly centralized while finance and accounting functions are primarily decentralized. Expenses consisting primarily of compensation and depreciation related to certain centralized administrative functions including information system technology are allocated to the operating segments.

          Expenses not specifically related to an operating segment are presented under "Corporate Unallocated." Corporate Unallocated expenses are comprised mainly of the compensation and other related expenses of certain of the Company's senior executive officers and other selected employees who perform duties related to the entire enterprise. Corporate Unallocated expenses also include depreciation for corporate headquarters, sustainability expenses, legal expenses, and other professional fees. The Company does not disclose assets or property additions by segment as only consolidated asset information is provided to the CODM for use in decision making.

          The following tables summarize selected financial data for segment disclosures for fiscal 2015, 2014 and 2013.

	For Fiscal 2015 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$3,979,667	$540,364	$—	$4,520,031
Operating income (loss)	$847,357	$74,382	$(156,315)	$765,424
Depreciation and amortization	$199,553	$53,890	$12,220	$265,663
Stock compensation expense	$19,129	$2,187	$10,618	$31,934

	For Fiscal 2014 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$4,083,326	$624,354	$—	$4,707,680
Operating Income (loss)	$1,016,577	$102,605	$(171,941)	$947,241
Depreciation and amortization	$185,874	$61,989	$9,776	$257,639
Stock compensation expense	$14,071	$2,729	$13,873	$30,673

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

	For Fiscal 2013 (Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$3,725,008	$633,092	$—	$4,358,100
Operating Income (loss)	$826,092	$87,674	$(148,539)	$765,227
Depreciation and amortization	$162,359	$65,334	$1,500	$229,193
Stock compensation expense	$9,909	$2,519	$13,653	$26,081

  Geographic Information

          Net sales are attributed to countries based on the location of the customer. Information concerning net sales of principal geographic areas is as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net Sales:
United States	$3,988,786	$4,074,968	$3,721,182
Canada	524,770	621,460	634,360
Other	6,475	11,252	2,558

	$4,520,031	$4,707,680	$4,358,100

          Sales to customers that represented more than 10% of the Company's net sales included Wal-Mart, representing approximately 17%, 17% and 14% of consolidated net sales for fiscal years 2015, 2014 and 2013, respectively, and Costco, representing approximately 12%, 12% and 11% of consolidated net sales for fiscal 2015, 2014 and 2013, respectively. Sales to Wal-Mart and Costco in fiscal years 2015, 2014 and 2013 were through both the Domestic and Canada segments.

          Information concerning long-lived assets of principal geographic area is as follows (in thousands) as of:

	September 26, 2015	September 27, 2014
Fixed Assets, net:
United States	$1,136,179	$1,010,181
Canada	95,009	125,155
Other	62,375	36,089

	$1,293,563	$1,171,425

  Net Sales by Major Product Category

          Net sales by major product category (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Pods	$3,645,070	$3,604,539	$3,187,350
Brewers and Accessories	632,634	822,271	827,570
Other Products and Royalties	242,327	280,870	343,180

	$4,520,031	$4,707,680	$4,358,100

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

5.     Restructuring Programs

          On July 31, 2015, the Company's Board of Directors approved a multi-year productivity program intended to reduce structural costs and streamline organization structures to drive efficiency. In connection with the program, the Company expects to ultimately reduce its workforce by approximately 330 roles, or 5%, over the first two quarters of the program. Implementation of the productivity program is expected to result in cumulative pre-tax restructuring charges of approximately $18.6 million, primarily including costs associated with employee terminations and other business transition costs and accelerated depreciation on assets as a result of a business exit plan. A pretax restructuring charge of $15.3 million was recorded in the fourth quarter of fiscal 2015, the first fiscal quarter of the program, of which approximately $11.5 million represents employee severance related costs that will be settled in cash.

          The following represents cumulative estimated pre-tax restructuring charges, by segment, to be incurred for the implementation of the productivity program (in thousands):

	2015 Expenses Incurred	2016 Estimated Expenses	Cumulative Estimated Expenses
Domestic	$11,997	$600	$12,597
Canada	2,512	2,700	5,212
Corporate—Unallocated	741	—	741

Total	$15,250	$3,300	$18,550

          In fiscal 2015, the Company recorded restructuring expenses for the multi-year productivity program under the caption Restructuring expenses, within operating income in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Severance and Related Costs	Asset Write- downs	Other Exit Activities	Total
Domestic	$9,424	$2,573	$—	$11,997
Canada	2,168	—	344	2,512
Corporate Unallocated	741	—	—	741

Total fiscal 2015 restructuring charge	$12,333	$2,573	$344	$15,250

          The activity for the restructuring liability associated with the multi-year productivity program was as follows (in thousands):

	Severance and Related Costs	Asset Write- downs	Other Exit Activities	Total
Liability balance, September 27, 2014	—	—	—	—
Charges	12,333	2,573	344	15,250
Cash spent	(3,025)	—	—	(3,025)
Non-cash settlements / adjustments	(785)	(2,573)	—	(3,358)
Foreign currency adjustments	10	—	(3)	7

Liability balance, September 26, 2015	8,533	—	341	8,874

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The Company spent $3.0 million in fiscal 2015 in cash severance and related costs. The Company also recognized non-cash asset write-downs (including accelerated depreciation) and other non-cash adjustments totaling $3.4 million in fiscal 2015. At September 26, 2015, the Company's accrued restructuring liability was recorded in accrued expenses.

6.     Inventories

          Inventories consisted of the following (in thousands) as of:

	September 26, 2015	September 27, 2014
Raw materials and supplies	$227,529	$169,858
Finished goods	464,451	665,309

	$691,980	$835,167

          As of September 26, 2015, the Company had approximately $264.3 million in green coffee purchase commitments, of which approximately 90% had a fixed price. These commitments primarily extend through fiscal 2017. The value of the variable portion of these commitments was calculated using an average "C" price of coffee of $1.29 per pound at September 26, 2015. In addition to its green coffee commitments, the Company had approximately $313.6 million in fixed price brewer and related accessory purchase commitments and $920.9 million in production raw materials commitments at September 26, 2015. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

          As of September 26, 2015, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations(1)
2016	$574,636
2017	490,538
2018	258,140
2019	109,805
2020	65,762
Thereafter	—

$1,498,881

(1)
Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

7.     Fixed Assets

          Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	September 26, 2015	September 27, 2014
Production equipment	1 - 15	$856,235	$779,850
Coffee service equipment	3 - 7	51,261	61,029
Computer equipment and software	1 - 6	257,075	177,878
Land	Indefinite	14,124	12,767
Building and building improvements	4 - 30	341,514	238,945
Furniture and fixtures	1 - 15	36,254	36,899
Vehicles	4 - 5	11,847	13,032
Leasehold improvements	1 - 20 or remaining life of lease, whichever is less	121,933	95,373
Assets acquired under capital leases	5 - 15	42,003	41,200
Construction-in-progress		276,743	308,976

Total fixed assets		$2,008,989	$1,765,949
Accumulated depreciation		(715,426)	(594,524)

		$1,293,563	$1,171,425

          Assets acquired under capital leases, net of accumulated amortization, were $32.0 million and $34.1 million at September 26, 2015 and September 27, 2014, respectively.

          Total depreciation and amortization expense relating to all fixed assets was $217.5 million, $214.6 million and $183.8 million for fiscal years 2015, 2014, and 2013, respectively.

          Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use.

          During fiscal years 2015, 2014 and 2013, $21.7 million, $8.0 million, and $6.1 million, respectively, of interest expense was capitalized.

          In September 2015, the Company decided to discontinue sales of the Keurig® BOLT® brewer and accordingly revised its forecasted unit sales for fiscal year 2016 and beyond. As a result of this decision the Company recorded an impairment loss of $16.3 million in fiscal 2015, which was included in Cost of sales in the Consolidated Statements of Operations. These impairment losses were recorded in the Domestic segment. The fair value of the Keurig® BOLT® asset group was determined based upon the discounted cash flow method.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

8.     Goodwill and Intangible Assets

          The following represented the change in the carrying amount of goodwill by segment for fiscal 2015 and 2014 (in thousands):

	Domestic	Canada	Total
Balance as of September 28, 2013	$369,353	$418,831	$788,184
Other	—	(233)	(233)
Foreign currency effect	—	(32,056)	(32,056)

Balance as of September 27, 2014	$369,353	$386,542	$755,895
Acquisition of Bevyz (see Note 3, Acquisition)	$60,179	$—	$60,179
Foreign currency effect	$(5,574)	$(63,094)	$(68,668)

Balance as of September 26, 2015	$423,958	$323,448	$747,406

          Indefinite-lived intangible assets included in the Canada operating segment consisted of the following (in thousands) as of:

	September 26, 2015	September 27, 2014
Trade names	$75,525	$90,257

          The Company conducted its annual impairment test of goodwill and indefinite-lived intangible assets as of September 26, 2015, and elected to bypass the optional qualitative assessment and performed a quantitative impairment test. Goodwill was evaluated for impairment at the following reporting unit levels:

    •
    Domestic

    •
    Canada—Roasting and Retail

    •
    Canada—Coffee Services Canada

          For the goodwill impairment test, the fair value of the reporting units was estimated based on a weighting of the income approach, using the discounted cash flow method, and the market approach, using the guideline company method. A number of significant assumptions and estimates are involved in the application of the discounted cash flow method, including discount rate, sales volume and prices, costs to produce and working capital changes. The market approach uses observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). For the indefinite-lived intangible assets impairment test, the fair value of the trade name was estimated using the Relief-from-Royalty Method. This method estimates the savings in royalties the Company would otherwise have had to pay if it did not own the trade name and had to license the trade name from a third-party with rights of use substantially equivalent to ownership. The fair value of the trade name is the present value of the future estimated after-tax royalty payments avoided by ownership, discounted at an appropriate, risk-adjusted rate of return. For goodwill and indefinite-lived intangible impairment tests, the Company used a royalty rate of 4.0%, an income tax rate of 37.5% for the United States and 26.6% for Canada, and discount rates ranging from 10.5% to 16.5%. There was no material impairment of goodwill or indefinite-lived intangible assets in fiscal years 2015, 2014, or 2013.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Intangible Assets Subject to Amortization

          Definite-lived intangible assets consisted of the following (in thousands) as of:

		September 26, 2015		September 27, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4 - 15	$17,891	$(15,378)	$16,501	$(13,713)
Defensive intangible assets(1)	13	146,772	(8,685)	—	—
Customer and roaster agreements	10 - 11	8,047	(5,670)	8,939	(5,303)
Customer relationships	2 - 16	342,113	(155,047)	390,563	(141,163)
Trade names	5 - 11	33,315	(17,541)	35,911	(16,548)
Non-compete agreements	3 - 5	3,419	(874)	—	—

Total		$551,557	$(203,195)	$451,914	$(176,727)

(1)
See Note 3, Acquisition, for discussion of defensive intangible assets acquired in connection with the Bevyz acquisition.

          Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $48.1 million, $43.0 million, and $45.4 million for fiscal years 2015, 2014, and 2013, respectively. The weighted average remaining life for definite-lived intangibles at September 26, 2015 is 8.7 years.

          The estimated aggregate amortization expense over each of the next five years and thereafter, is as follows (in thousands):

2016	48,082
2017	46,683
2018	45,807
2019	45,441
2020	41,349
Thereafter	121,000

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

9.     Noncontrolling Interests

          The changes in the liability and temporary equity attributable to redeemable NCIs for the three fiscal years in the period ended September 26, 2015 are as follows (in thousands):

	Liability attributable to mandatorily redeemable noncontrolling interests	Equity attributable to redeemable noncontrolling interests
Balance at September 29, 2012	$4,928	$9,904
Net income	462	409
Adjustment to redemption value	372	2,025
Cash distributions	(583)	(823)
Other comprehensive loss, net of tax	(245)	(470)

Balance at September 28, 2013	$4,934	$11,045
Net income	344	552
Adjustment to redemption value	47	2,368
Cash distributions	(348)	(651)
Other comprehensive loss, net of tax	(225)	(874)
Purchase of noncontrolling interest	(4,752)	—

Balance at September 27, 2014	$—	$12,440
Net income	—	353
Adjustment to redemption value	—	(7,560)
Cash distributions	—	(339)
Other comprehensive loss, net of tax	—	(340)

Balance at September 26, 2015	$—	$4,554

  Mandatorily Redeemable Noncontrolling Interest

          On June 22, 2012, the Company executed a Share Purchase and Sale Agreement under which the Company was required to purchase a noncontrolling interest holder's shares in L'Authentique Pose Café Inc., an entity in which the Company held a controlling interest within 30 days of the end of the Company's third quarter of fiscal 2014. The mandatorily redeemable noncontrolling interest was classified as a liability in the accompanying Consolidated Balance Sheet as of September 28, 2013 under the caption, Other current liabilities.

          On August 22, 2014, the Company purchased the noncontrolling interest holder's shares for approximately $5.6 million, resulting in the subsidiary being wholly-owned by the Company. Of the $5.6 million purchase price, $0.8 million is in escrow and is contingently returnable to the Company upon final determination of fair value of the noncontrolling interest holder's shares. The contingent consideration is recorded in the accompanying Consolidated Balance Sheet as of September 26, 2015 under the caption, Restricted Cash and Cash Equivalents, and any changes in the fair value of the contingent consideration will be recognized in earnings until resolved.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Redeemable Noncontrolling Interest

          On June 22, 2012, the Company executed a Share Purchase and Sale Agreement under which the Company agreed to purchase a noncontrolling interest holder's shares in Pause Cafe Estrie Inc., an entity in which the Company had a controlling interest within 30 days of the end of the Company's third quarter of fiscal year 2015. The redeemable noncontrolling interest is classified as mezzanine equity in the Consolidated Balance Sheets under the caption, Redeemable noncontrolling interests, and is measured at the greater of the amount of cash that would be paid if settlement occurred at the balance sheet date based on the formula in the Share Purchase and Sale Agreement and its historical value with any change from the prior period recognized in equity.

          On September 27, 2015, the Company purchased the noncontrolling interest holder's shares for approximately $6.1 million CAD, resulting in the subsidiary being wholly-owned by the Company.

10.   Product Warranties

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

          The changes in the carrying amount of product warranties for fiscal years 2015 and 2014 are as follows (in thousands):

	Fiscal 2015	Fiscal 2014
Balance, beginning of year	$12,850	$7,804
Provision related to current period	30,051	27,484
Change in estimate	832	(1,485)
Usage	(28,571)	(20,953)

Balance, end of year	$15,162	$12,850

          During fiscal years 2015 and 2014, the Company recovered approximately $1.3 million and $1.8 million respectively, as reimbursement from suppliers related to warranty issues. The recoveries are under agreements with suppliers and are recorded as a reduction to warranty expense. The recoveries are not reflected in the provision charged to income in the table above.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

11.   Long-Term Debt

          On June 29, 2015, the Company entered into a new Credit Agreement, by and among the Company and Keurig Trading Sàrl, a wholly-owned subsidiary of the Company, as borrowers, Bank of America, N.A., as administrative agent, and the other lenders named therein (the "Credit Agreement") that provides for a $1,800,000,000 unsecured revolving credit facility (the "New Revolving Facility") comprised of a $1,300,000,000 U.S. revolving credit facility under which the Company may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars (the "U.S. Revolver") and a $500,000,000 alternative currency facility under which the Company and Keurig Trading Sàrl, a wholly owned subsidiary of the Company, may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars or in Canadian Dollars, Euros, Pounds Sterling, Yen, Swiss Franc and any other currency that is approved by the administrative agent and appropriate lenders or U.S. letter of credit issuer pursuant to the terms of the Credit Agreement (the "Alternative Currency Revolver"). The New Revolving Facility includes a $200,000,000 subfacility for the issuance of letters of credit, and a $50,000,000 sublimit for swing line loans restricted to borrowings in U.S. Dollars only.

          The Credit Agreement permits the Company to request increases to the New Revolving Facility, and/or the establishment of one or more new term loan commitments, in an aggregate amount not to exceed $750,000,000 (the "Incremental Credit Facility"). The lenders under the New Revolving Facility will not be under any obligation to provide any such increases or new term loan commitments, and the availability of such additional increases and/or establishment of new term loan commitments is subject to customary terms and conditions.

          Long-term debt outstanding consists of the following (in thousands) as of:

	September 26, 2015	September 27, 2014
U.S. Revolver	$330,000	$—
Term loan A, as part of the Former Credit Agreement	—	158,438
Other	1,045	1,576

Total long-term debt	$331,045	$160,014
Less current portion	279	19,077

Long-term portion	$330,766	$140,937

          Interest rates per year on the New Revolving Facility at the option of the Company, are (i) LIBOR plus an applicable margin based on the Company's leverage ratio, or (ii) the Alternate Base Rate (defined as the highest of the Bank of America prime rate, the Federal Funds rate plus 0.50%, and one-month LIBOR plus 1.00%) plus an applicable margin based on the Company's leverage ratio. Under the New Revolving Facility, initially, the applicable margin for base rate loans and eurocurrency rate loans is a percentage per annum equal to 0.125% and 1.125%, respectively, and U.S. letter of credit fees will be a percentage per annum equal to 1.125%. Beginning with the delivery date of financial statements for the fiscal year ending September 26, 2015, the applicable margin with respect to the U.S. Revolver and the Alternative Currency Revolver and the U.S. letter of credit fees will be subject to adjustments based upon the Company's consolidated leverage ratio ranging from, in the case of the applicable margin with respect to base rate loans, 0.125% to 0.75%, in the case of the applicable margin with respect to eurocurrency rate loans, 1.125% to 1.75%, and in the case of U.S. letter of credit fees, 1.125% to 1.75%.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          Under the New Revolving Facility, the Company is required to pay a quarterly commitment fee on the unused portion of the U.S. Revolver and the Alternative Currency Revolver in the range of, based on the Company's consolidated leverage ratio, 0.15% to 0.25% of the dollar amount of such unused portion, unless the Company elects to reduce the aggregate commitments under the U.S. Revolver and the Alternative Currency Revolver at the Company's option without penalty or premium.

          The Credit Agreement contains customary representations, warranties and affirmative and negative covenants. Further, the Credit Agreement contains a financial covenant requiring that the Company must maintain a minimum consolidated interest coverage ratio of 3.00:1.00. The Credit Agreement also contains a financial covenant requiring that the Company not exceed a maximum consolidated leverage ratio of 3.25:1.00, which maximum consolidated leverage ratio may be increased on a temporary basis to 3.50:1.00 in connection with certain material acquisitions and subject to certain conditions. As of September 26, 2015 and throughout fiscal year 2015, the Company was in compliance with these covenants.

          The U.S. Revolver was partially drawn in an aggregate amount of $325 million on June 29, 2015 to repay the Company's approximately $295 million of borrowings under the Company's previous Amended and Restated Credit Agreement ("Former Credit Agreement"), to finance the upfront and commitment fees in connection with the New Revolving Facility, as well as expenses related thereto, and for general working capital purposes.

          As a result of the refinancing, in the third quarter of fiscal 2015, hedge accounting was discontinued for the interest rate swaps that were originally designated to hedge the forecasted future debt payments under the Former Credit Agreement, and the Company recognized a loss of $1.8 million in (loss) gain on financial instruments, net in the accompanying consolidated statements of operations representing the accumulated loss in OCI up to the date discontinuance. The refinancing also resulted in a net loss of approximately $2.1 million related to the write-off of deferred financing fees in connection with the Former Credit Agreement that was recognized as a loss on extinguishment of debt in the Consolidated Statement of Operations, and the recognition of approximately $4.1 million of additional deferred financing fees that were recorded on the Consolidated Balance Sheet and included in Other Long-Term Assets in the fourth quarter of fiscal 2015. The deferred financing fees are amortized as interest expense over the life of the respective loan using a method that approximates the effective interest rate method.

          The Company's average effective interest rate as of September 26, 2015 and September 27, 2014 was 1.3% and 3.7%, respectively, excluding amortization of deferred financing charges and including the effect of interest swap agreements.

          As of September 26, 2015 and September 27, 2014, outstanding letters of credit under the Credit Agreement and Former Credit Agreement, respectively, totaled $5.4 million and $7.8 million, respectively. No amounts have been drawn against the letters of credit as of September 26, 2015 and September 27, 2014.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The Company has historically entered into interest rate swap agreements to limit a portion of its exposure to variable interest rates by entering into interest rate swap agreements which effectively fixed the rates. In accordance with the interest rate swap agreements and on a monthly basis, interest expense was calculated based on the floating 30-day Libor rate and the fixed rate. If interest expense as calculated was greater based on the 30-day Libor rate, the interest rate swap counterparty pays the difference to the Company; if interest expense as calculated was greater based on the fixed rate, the Company pays the difference to the interest rate swap counterparty. See Note 12, Derivative Financial Instruments.

          The Company did not have any interest rate swap agreements in effect as of September 26, 2015.

          In fiscal years 2015, 2014 and 2013 the Company paid approximately $2.3 million, $3.2 million and $3.4 million, respectively, in additional interest expense pursuant to the interest rate swap agreements.

  Maturities

          Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
2016	279
2017	291
2018	305
2019	170
2020	330,000

$331,045

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

          The Company designates these contracts as cash flow hedges and measures the effectiveness of these derivative instruments at each balance sheet date. The changes in the fair value of these instruments are classified in accumulated other comprehensive income (loss). The gains or loss on these instruments is reclassified from OCI into earnings in the same period or periods during which the hedged transaction affects earnings. If it is determined that a derivative is not highly effective, the gain or loss is reclassified into earnings. In the third quarter of fiscal 2015, the Company reclassified a loss of $1.8 million from OCI into earnings due to the discontinuance of hedge accounting for interest rate swaps related to the Former Credit Agreement.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

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

  Other Derivatives

          The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency. At September 26, 2015, the Company has approximately 3 months remaining on a CDN $50.0 million, Canadian cross currency swap to exchange interest payments and principal on the intercompany note. This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations. Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note. In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers Acceptance rate and receives interest based on the three month U.S. Libor rate. The Company incurred 0.6 million, $1.3 million, and $1.7 million in additional interest expense pursuant to the cross currency swap agreement during fiscal 2015, 2014, and 2013 respectively.

          The Company also occasionally enters into certain foreign currency forward contracts and coffee futures contracts to hedge certain exposures that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized in the Consolidated Statements of Operations.

          The Company does not hold or use derivative financial instruments for trading or speculative purposes.

          The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however, nonperformance is not anticipated.

          The following table summarizes the fair value of the Company's derivatives included on the Consolidated Balance Sheets (in thousands) as of:

	September 26, 2015	September 27, 2014	Balance Sheet Classification
Derivatives designated as hedges:
Interest rate swaps	$—	$(3,371)	Other current liabilities
Coffee futures	—	3,437	Other current assets
Foreign currency forward contracts	533	108	Other current assets

	533	174
Derivatives not designated as hedges:
Cross currency swap	10,863	5,951	Other current assets

Total	$11,396	$6,125

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

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

          Offsetting of financial assets and derivative assets as of September 26, 2015 and September 27, 2014 is as follows (in thousands):

			Net amount of assets presented in the Consolidated Balance Sheet	Gross amounts not offset in the Consolidated Balance Sheet
		Gross amounts offset in the Consolidated Balance Sheet
	Gross amounts of recognized assets
				Financial instruments	Cash collateral received	Net amount
Derivative assets, as of September 26, 2015	$11,396	$—	$11,396	$—	$—	$11,396
Derivative assets, as of September 27, 2014	9,830	(334)	9,496	—	—	9,496

          Offsetting of financial liabilities and derivative liabilities as of September 26, 2015 and September 27, 2014 is as follows (in thousands):

			Net amount of assets presented in the Consolidated Balance Sheet	Gross amounts not offset in the Consolidated Balance Sheet
Gross amounts offset in the Consolidated Balance Sheet
Gross amounts of recognized assets
				Financial instruments	Cash collateral pledged	Net amount
Derivative liabilities, as of September 26, 2015	$—	$—	$—	$—	$—	$—
Derivative liabilities, as of September 27, 2014	3,705	(334)	3,371	—	—	3,371

          There were no coffee futures contracts outstanding as of September 26, 2015.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

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

          The following table summarizes the amount of gain (loss), pre-tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash Flow Hedges:
Interest rate swaps	$1,587	$2,634	$3,014
Coffee futures	(1,288)	17,824	(6,617)
Foreign currency forward contracts	836	183	(129)

Total	$1,135	$20,641	$(3,732)

          The following table summarizes the amount of gain (loss), pre-tax, reclassified from OCI to income (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Location of Gain or (Loss) Reclassified from OCI into Income
Coffee futures	16,556	(6,387)	(1,482)	Cost of sales
Interest rate swaps	(1,783)	—	—	Gain on financial instruments, net
Foreign currency forward contracts	196	74	—	Cost of sales
Foreign currency forward contracts	(75)	(2)	(2)	Loss on foreign currency, net

Total	$14,894	$(6,315)	$(1,484)

          The Company expects to reclassify $0.3 million of net losses, net of tax, from OCI to earnings on coffee derivatives within the next twelve months.

          See Note 15, Stockholders' Equity for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

          The following table summarizes the amount of net gains (losses), pre-tax, representing ineffectiveness on cash flow hedges recorded in income (in thousands).

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Location of gain (loss) recognized in income on derivative
Coffee futures	$(94)	$1,675	$—	Cost of sales

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The following table summarizes the amount of gain (loss), pre-tax, on fair value hedges and related hedged items (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Location of gain (loss) recognized in income on derivative
Foreign currency forward contracts
Net loss on hedging derivatives	$—	$—	$(10)	Loss on foreign currency, net
Net gain on hedged items	$—	$—	$10	Loss on foreign currency, net

          Net gains on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Location of net gain (loss) in Consolidated Statements of Operations
Net gain on cross currency swap	$9,344	$8,307	$5,513	Gain (loss) on financial instruments, net
Net gain on interest rate swaps	516	—	—	Gain (loss) on financial instruments, net
Net gain on coffee futures	—	7,005	—	Cost of sales

Total	$9,860	$15,312	$5,513

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

    Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities.

    Level 2—Inputs other than quoted prices that are observable, either directly or indirectly, which include quoted prices for similar assets or liabilities in active markets and quoted prices for identical assets or liabilities in markets that are not active.

    Level 3—Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including management assumptions.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The following table summarizes the fair values and the levels used in fair value measurements as of September 26, 2015 for the Company's financial (liabilities) assets (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Cross currency swap	—	10,863	—
Foreign currency forward contracts	—	533	—

Total	$—	$11,396	$—

          The following table summarizes the fair values and the levels used in fair value measurements as of September 27, 2014 for the Company's financial liabilities (in thousands):

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

  Derivatives

          The Company has entered into various derivative financial instruments, including coffee futures contracts, interest rate swap agreements, a cross-currency swap agreement and foreign currency forward contracts. The Company has identified concentrations of credit risk based on the economic characteristics of the instruments that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

          To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency forward contracts and the income approach for interest rate and cross currency swap agreements. The Company's fair value measurements include a credit valuation adjustment for the significant concentrations of credit risk.

          As of September 26, 2015, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Long-Term Debt

          The carrying value of long-term debt was $331.0 million and $160.0 million as of September 26, 2015 and September 27, 2014, respectively. The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company's credit rating. The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that reset every 30 days.

  Long-Term Investment

          The Company had a long-term investment in Bevyz of approximately $35.9 million included in other long-term assets in the accompanying Consolidated Balance Sheet as of September 27, 2014, that was not publicly traded. This investment was carried at cost and was reviewed quarterly for indicators of other-than-temporary impairment. There were no events or circumstances during the fiscal year ended September 27, 2014 that indicated a decline in the fair value of the investment. On December 18, 2014, the Company acquired all of the remaining outstanding equity of Bevyz, resulting in Bevyz becoming a wholly-owned subsidiary of the Company. See Note 3, Acquisition, for discussion of the Bevyz acquisition.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

14.   Income Taxes

          Income before income taxes and the provision for income taxes for fiscal years 2015, 2014 and 2013 consist of the following (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Income before income taxes:
Domestic	$668,729	$856,240	$675,438
Foreign	81,847	68,133	65,436

Total income before income taxes	$750,576	$924,373	$740,874

Income tax expense:
United States federal:
Current	$179,137	$288,757	$202,006
Deferred	(975)	(41,589)	(8,654)

	178,162	247,168	193,352
State and local:
Current	44,707	61,839	47,930
Deferred	(1,877)	(811)	(1,695)

	42,830	61,028	46,235

Total United States	220,992	308,196	239,587

Foreign:
Current	52,165	36,903	29,901
Deferred	(21,209)	(18,140)	(12,717)

Total foreign	30,956	18,763	17,184

Total income tax expense	$251,948	$326,959	$256,771

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          Net deferred tax liabilities consist of the following (in thousands) as of:

	September 26, 2015	September 27, 2014
Deferred tax assets:
Section 263A capitalized expenses	$1,904	$9,011
Deferred compensation	20,158	17,053
Net operating loss carryforward	2,242	—
Valuation Allowance—Net operating loss carryforward	(1,729)	—
Capital loss carryforward	—	1,568
Valuation allowance—capital loss carryforward	—	(1,568)
Warranty, obsolete inventory and bad debt allowance	39,238	42,903
Tax credit carryforwards	3,862	2,085
Other reserves and temporary differences	8,896	10,053

Gross deferred tax assets	74,571	81,105
Deferred tax liabilities:
Prepaid expenses	(1,412)	(6,190)
Deferred hedging losses	(218)	(6,059)
Depreciation	(98,567)	(97,977)
Intangible assets	(98,661)	(115,812)
Other reserves and temporary differences	(5)	(174)

Gross deferred tax liabilities	(198,863)	(226,212)

Net deferred tax liabilities	$(124,292)	$(145,107)

          A reconciliation for continuing operations between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Tax at U.S. Federal Statutory rate	$262,701	$323,530	$259,306
Increase (decrease) in rates resulting from:
Foreign tax rate differential	(15,605)	(13,614)	(13,087)
Non-deductible stock compensation expense	1,334	1,562	2,700
State taxes, net of federal benefit	34,904	47,195	31,869
Provincial taxes	10,695	8,080	7,878
Domestic production activities deduction	(22,083)	(32,568)	(23,558)
Federal tax credits	(917)	(336)	(4,506)
Other	(19,081)	(6,890)	(3,831)

Tax at effective rates	$251,948	$326,959	$256,771

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          As of September 26, 2015, the Company has a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2029 subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended. Based upon earnings history and future plans, the Company concluded it is more likely than not that the state net operating loss carryforward will be utilized prior to expiration. In addition, the Company has foreign net operating loss carryforwards of $37.1 million available to be utilized against future taxable income with no expiration date. Based upon earnings history and future plans, the Company concluded it is more likely than not that $34.6 million of foreign net operating loss carryforwards will not be utilized and a valuation allowance has been recognized.

          In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits typically review our tax filing positions, the timing and amount of deductions taken, and the allocation of income between tax jurisdictions. We evaluate exposures associated with the Company's various tax filing positions and recognize a tax benefit only where it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability.

          The total amount of unrecognized tax benefits as of September 26, 2015 and September 27, 2014 was $31.8 million and $14.8 million, respectively. The amount of unrecognized tax benefits at September 26, 2015 that would impact the effective tax rate if resolved in favor of the Company is $6.3 million. As a result of acquisitions, the Company is indemnified for $5.2 million of the total reserve balance, with a total indemnification pool of $24.6 million. If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.

          As of September 26, 2015 and September 27, 2014, accrued interest and penalties of $4.1 million and $2.4 million, respectively, were included in the Consolidated Balance Sheets related to unrecognized tax benefits. The Company recognizes interest and penalties in income tax expense. Income tax expense included $1.7 million, $0.4 million and $0.4 million of interest and penalties for fiscal 2015, 2014, and 2013, respectively. The Company released $1.5 million of unrecognized tax benefits during the fourth quarter of fiscal 2015 and does not expect to release any unrecognized tax benefits over the next twelve months due to the expiration of the statute of limitations. In addition, the Company added $15.8 million of unrecognized tax benefits during the fourth quarter of fiscal 2015.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          A reconciliation of increases and decreases in unrecognized tax benefits is as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Gross tax contingencies—balance, beginning of year	$14,839	$23,283	$23,956
Increases from positions taken during prior periods	22,842	—	438
Decreases from positions taken during prior periods	—	—	—
Increases from positions taken during current periods	1,332	504	2,709
Decreases resulting from the lapse of the applicable statute of limitations	(7,239)	(8,948)	(3,820)

Gross tax contingencies—balance, end of year	$31,774	$14,839	$23,283

          The Company is currently under audit by the Internal Revenue Service and Canada Revenue Agency for the 2012 and 2013 fiscal years and is generally not subject to examination with respect to returns filed for fiscal years prior to 2011.

          As of September 26, 2015, the Company had approximately $295.2 million of undistributed international earnings, most of which are Canadian-sourced. With the exception of the repayment of intercompany debt, all earnings of the Company's foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings. If these amounts were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, which could be material. Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

15.   Stockholders' Equity

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Stock Repurchase Program

          On July 31, 2015, the Company's Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company's outstanding common stock over the next two years, at such times and prices as determined by the Company's management (the "July 2015 repurchase authorization"). At various times beginning in fiscal 2012, and including the July 2015 repurchase authorization, the Board has authorized the Company to repurchase a total of $3.5 billion of the Company's common stock (the "repurchase program"). Under the repurchase program, the Company may purchase shares in the open market (including pursuant to pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) or in privately negotiated transactions.

          Under its existing repurchase programs, on February 28, 2014, the Company entered into an accelerated share repurchase ("ASR") agreement with a major financial institution ("Bank"). The ASR allowed the Company to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, the Company agreed to purchase $700.0 million of its common stock, in total, with an initial delivery to the Company of 4,340,508 shares of the Company's common stock by the Bank. In the second quarter of fiscal 2015, the purchase period for the ASR ended and an additional 1,489,476 shares were delivered to the Company. In total, 5,829,984 shares were repurchased under the ASR at an average repurchase price of $120.07 per share. The shares were retired in the quarters they were delivered, and the up-front payment of $700.0 million was accounted for as a reduction to stockholders' equity in the Company's Consolidated Balance Sheet in the second quarter of fiscal 2014.

          On March 3, 2015, the Company, under its repurchase program, completed the repurchase of 5,231,991 shares of common stock from Lavazza for an aggregate purchase price of $623.6 million. The price per share was $119.18, which represented a 3.0% discount off the closing price of the Company's common stock on February 20, 2015, which was the business day immediately preceding the entry into the stock repurchase agreement between the Company and Lavazza.

          An aggregate amount of $1,149.5 million remained authorized for common stock repurchase as of September 26, 2015.

          Summary of share repurchase activity under the repurchase program:

	Fiscal 2015	Fiscal 2014(1)
Number of shares acquired on the open market	4,307,488	3,798,084
Average price per share of open market acquired shares	$95.13	$92.79
Number of shares acquired from Lavazza	5,231,991	—
Average price per share of Lavazza acquired shares	$119.18	—
Number of shares under February 2014 ASR	1,489,476	4,340,508
Average price per share of ASR shares(2)	$120.07	$120.07
Total cost of acquired shares (in thousands)	$1,033,321	$1,052,430

(1)
Total cost of acquired shares in fiscal 2014 includes initial purchase price of $700.0 million under the ASR.

(2)
Average price per share for total shares repurchased under February 2014 ASR.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Common Stock Dividends

          The Company declared a quarterly dividend of $0.2875 per common share during each quarter of fiscal 2015, for $179.2 million in the aggregate. During the fiscal year ended September 26, 2015, the Company paid dividends of approximately $175.7 million.

          The Company declared a quarterly dividend of $0.25 per common share during each quarter of fiscal 2014, for $158.9 million in the aggregate. During the fiscal year ended September 27, 2014, the Company paid dividends of approximately $118.4 million.

          On November 16, 2015, Keurig's Board of Directors declared the next quarterly cash dividend of $0.325 per common share, an increase of 13% over previous quarters, payable on February 16, 2016 to stockholders of record as of the close of business on January 15, 2016.

  Accumulated Other Comprehensive Income (Loss)

          The following table provides the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2012	(5,792)	15,992	10,200
Other comprehensive loss during the period	(1,358)	(28,027)	(29,385)

Balance at September 28, 2013	(7,150)	(12,035)	(19,185)
Other comprehensive income (loss) during the period	16,093	(50,968)	(34,875)
Foreign currency exchange impact on cash flow hedges	9	—	9

Balance at September 27, 2014	8,952	(63,003)	(54,051)
Other comprehensive loss during the period	(8,107)	(137,129)	(145,236)
Foreign currency exchange impact on cash flow hedges	(15)	—	(15)

Balance at September 26, 2015	$830	$(200,132)	$(199,302)

          The unfavorable translation adjustments change during each of fiscal 2015, fiscal 2014 and fiscal 2013 was primarily due to the continued weakening of the Canadian dollar against the U.S. dollar. See also Note 12, Derivative Financial Instruments.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

16.   Employee Compensation Plans

  Equity-Based Incentive Plans

          On March 6, 2014, the Company registered on a Form S-8 shares of common stock pursuant to the 2014 Omnibus Plan (the "2014 Plan"), which replaced the 2006 Incentive Plan (the "2006 Plan") and increased the total shares of common stock authorized for issuance to 8,000,000 (the "Fungible Pool Limit"). Both plans provide for the issuance of several types of share-based incentive compensation including stock options, stock appreciation rights, restricted stock, restricted stock units and performance stock units. Following stockholder approval of the 2014 Plan, there were no further awards made under the 2006 Plan. Under the 2014 Plan, each share of common stock issued or to be issued in connection with any award that is not a stock option or stock appreciation right shall be counted against the Fungible Pool Limit as 1.704 Fungible Pool Units. Stock options and stock appreciation rights are counted against the Fungible Pool Limit as 1.0 Fungible Pool Unit. Both the 2014 Plan and 2006 Plan require the exercise price for all awards requiring exercise to be no less than 100% of fair market value per share of common stock on the date of grant, with certain provisions which increase the option exercise price of an incentive stock option to 110% of the fair market value of the common stock if the grantee owns in excess of 10% of the Company's common stock at the date of grant. As of September 26, 2015,7.0 million shares of common stock were available for grant for future equity-based compensation awards under the 2014 Plan.

          Options under the 2006 Plan and 2014 Plan become exercisable over periods determined by the Board of Directors, generally in the range of three to four years.

          As of September 26, 2015, 17,481 options remain outstanding under the Keurig, Incorporated 2005 Stock Option Plan assumed in the 2006 acquisition of Keurig, Incorporated as well as stock options related to one inducement grant of non-qualified options to an officer of the Company which was not subject to stockholder approval.

          Option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (per share)
Outstanding at September 27, 2014	3,436,727	$25.24
Granted	201,798	$137.31
Exercised	(1,520,757)	$10.89
Forfeited/expired	(77,799)	$80.75

Outstanding at September 26, 2015	2,039,969	$44.91
Exercisable at September 26, 2015	1,413,283	$28.82

          The following table summarizes information about stock options that have vested and are expected to vest at September 26, 2015:

Number of options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 26, 2015 (in thousands)
2,036,855	5.53	$44.83	$43,169

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The following table summarizes information about stock options exercisable at September 26, 2015:

Number of options exercisable	Weighted average remaining contractual life (in years)	Weighted average exercise price	Intrinsic value at September 26, 2015 (in thousands)
1,413,283	4.41	$28.82	$40,858

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

          The intrinsic values of options exercised during fiscal years 2015, 2014 and 2013 were approximately $107.4 million, $167.0 million and $165.5 million, respectively. The Company's policy is to issue new shares upon exercise of stock options.

          The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during fiscal years 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Average expected life	5.5 years	5.5 years	6.0 years
Average volatility	57%	74%	81%
Dividend yield	0.84%	1.30%	—%
Risk-free interest rate	1.61%	1.70%	1.02%
Weighted average grant date fair value	$66.19	$42.38	$31.23

  Restricted Stock Units and Other Awards

          The Company awards restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance stock units ("PSUs") to eligible employees (each, a "Grantee") which entitle the Grantee to receive shares of the Company's common stock. RSUs and PSUs are awards denominated in units that are settled in shares of the Company's common stock upon vesting. RSAs are awards of common stock that are restricted until the shares vest. In general, RSUs and RSAs vest based on a Grantee's continuing employment. The fair value of RSUs, RSAs and PSUs is based on the closing price of the Company's common stock on the grant date. Compensation expense for RSUs and RSAs is recognized ratably over a Grantee's service period. Compensation expense for PSUs is also recognized over a Grantee's service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved. The assessment of probability of achievement is performed each quarter based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change. In addition, the Company has previously awarded deferred cash awards ("DCAs") to Grantees which entitle a Grantee to receive cash paid over time upon vesting. The vesting of DCAs is conditioned on a Grantee's continuing employment. All awards are reserved for issuance under the 2006 Plan and, beginning with awards granted after March 6, 2014, the 2014 Plan. These awards vest over periods determined by the Board of Directors, generally in the range of three to four years for RSUs, RSAs and DCAs, and three years for PSUs.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The following table summarizes the number and weighted average grant-date fair value of nonvested RSUs:

	Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in Years)	Intrinsic Value (in Thousands)
Nonvested, September 27, 2014	409,173	$86.50	3.26	$53,450
Granted	154,064	$116.80
Vested	(128,465)	$65.96
Forfeited	(20,359)	$114.12

Nonvested, September 26, 2015	414,413	$102.78	2.23	$23,008

          As of September 26, 2015, total RSUs expected to vest totaled 410,392 shares with an intrinsic value of $22.8 million. The weighted average grant-date fair value of RSUs granted was 116.80 and $119.95 for fiscal 2015 and fiscal 2014, respectively.

          The total intrinsic value of RSUs converted to shares of common stock during fiscal 2015 and fiscal 2014 were $15.5 million and $6.1 million, respectively.

          The following table summarizes the number and weighted average grant-date fair value of unvested PSUs based on the target award amounts in the PSU agreements as of September 26, 2015:

	Share Units	Weighted Average Grant-Date Fair Value
Outstanding on September 27, 2014	195,782	$67.38
Granted	45,216	$138.08
Converted	(75,421)	$41.52
Forfeited	(5,451)	$124.73
Actual performance change(1)	(52,528)	$91.59

Outstanding on September 26, 2015(2)	107,598	$78.43

(1)
Reflects the net number of PSUs above and below target levels based on actual performance measured at the end of the performance period.

(2)
The outstanding PSUs, for which the performance period has not ended as of September 26, 2015, at the threshold award and maximum award levels, were 65,392 and 149,804, respectively. Does not include shares underlying the performance stock units granted in fiscal 2014 as the performance period has concluded and the threshold performance criteria was not achieved.

          The weighted average grant-date fair value of PSUs granted was $138.08 in fiscal 2015 compared to $107.12 in 2014.

          In addition, during fiscal 2012 the Company issued a grant for 55,432 RSAs which vested in fiscal 2013 with a total intrinsic value of $2.7 million.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Employee Stock Purchase Plan

          On March 6, 2014, the Company registered on a Form S-8 shares pursuant to the 2014 Amended and Restated Employee Stock Purchase Plan ("2014 ESPP") which replaced the Amended and Restated Employee Stock Purchase Plan ("2008 ESPP"). Under these plans eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85 percent of the beginning or ending withholding period fair market value as defined in the plan. There were two six-month withholding periods in each fiscal year. As of September 26, 2015, rights to acquire 1,861,973 shares of common stock were available for issuance under the 2014 ESPP.

          The grant-date fair value of employees' purchase rights granted during fiscal years 2015, 2014 and 2013 under the Company's ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Average expected life	6 months	6 months	6 months
Average volatility	35%	55%	86%
Dividend yield	1.55%	1.14%	—%
Risk-free interest rate	0.10%	0.06%	0.13%
Weighted average grant date fair value	$20.28	$26.06	$14.38

  Stock-Based Compensation Expense

          Stock-based compensation expense recognized in the Consolidated Statements of Operations in fiscal years 2015, 2014, and 2013 (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Options	$13,464	$13,029	$14,151
RSUs/PSUs/RSAs	14,746	13,200	7,529
ESPP	3,724	4,444	4,401

Total stock-based compensation expense recognized in the Consolidated Statements of Operations	$31,934	$30,673	$26,081

Total related tax benefit	$12,065	$12,005	$9,936

          As of September 26, 2015, total unrecognized compensation cost related to all nonvested stock-based compensation arrangements was approximately $45.4 million, net of estimated forfeitures. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 1.7 years at September 26, 2015.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

17.   Employee Retirement Plans

  Defined Contribution Plans

          The Company has a defined contribution plan which meets the requirements of section 401(k) of the Code. All full-time U.S. employees of the Company who are at least 18 years of age and have completed one month of service, and U.S. employees of the Company who are not full-time employees but are at least 18 years of age and have completed one year of service, are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company matches 100% on the first 1% of eligible compensation, and then 60% on up to the next 5% of eligible compensation, capped at the Internal Revenue Service limits. Company contributions to the plan were $10.5 million, $6.4 million, and $5.2 million, for fiscal years 2015, 2014, and 2013, respectively.

          In conjunction with the Van Houtte acquisition, the Company also has several Canadian Group Registered Retirement Savings Plans ("GRRSP") and a Deferred Profit Sharing Plan ("DPSP"). Under these plans, employees can contribute a certain percentage of their salary and the Company can also make annual contributions to the plans. Company contributions to the Canadian plans were $1.3 million, $1.5 million and $1.4 million for fiscal years 2015, 2014 and 2013, respectively.

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

          For the years ended September 26, 2015 and September 27, 2014, the projected benefit obligation was $1.2 million and $1.4 million, respectively, and is classified in other long-term liabilities. Net periodic pension expense was $0.1 million, $0.2 million and $0.3 million for fiscal years 2015, 2014, and 2013, respectively.

18.   Deferred Compensation

          The Amended and Restated 2002 Deferred Compensation Plan, adopted October 1, 2015 (the "2002 Deferred Compensation Plan"), permits certain highly compensated officers and employees of the Company and non-employee directors to defer eligible compensation payable for services rendered to the Company. On March 8, 2013, the Company registered on Form S-8 shares related to the 2002 Deferred Compensation Plan. Participants may elect to receive deferred compensation in the form of cash payments or shares of Company Common Stock on the date or dates selected by the participant or on such other date or dates specified in the 2002 Deferred Compensation Plan. The 2002 Deferred Compensation Plan is in effect for compensation earned on or after September 29, 2002. To date the administrator of the plan has not designated any officers or employees as eligible participants. As of September 26, 2015, and September 27, 2014, 346,432 shares and 351,276 shares of Common Stock were available for future issuance under this Plan, respectively. During fiscal 2015, rights to acquire 4,844 shares of Common Stock were granted and vested, and 12,568 rights to shares of Common Stock were exercised. As of September 26, 2015 and September 27, 2014, rights to acquire 53,865 and 61,589 shares of Common Stock were outstanding under this plan.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          Effective January 1, 2015 the Company also adopted an annual deferred compensation benefit plan for Vice Presidents and above. The annual deferred compensation plan is a non-qualified deferred compensation plan which provides additional retirement benefits to select executives by providing for an annual deferred compensation benefit equal to 4% of the executive's compensation that exceeds certain Internal Revenue Service limits applicable to the Company's 401(k) plan. The Company recognized $0.1 million in expenses for the annual non-qualified deferred compensation plan in fiscal 2015.

19.   Accrued Expenses

          Accrued expenses consisted of the following (in thousands) as of:

	September 26, 2015	September 27, 2014
Accrued compensation costs	$67,094	$101,734
Accrued customer incentives and promotions	43,180	74,578
Accrued restructuring	8,874	—
Accrued freight, fulfillment and transportation costs	22,522	30,108
Accrued legal and professional services	8,168	18,635
Warranty reserve	15,162	12,850
Other	61,519	67,772

	$226,519	$305,677

20.   Commitments and Contingencies

  Lease Commitments

          The Company leases office and retail space, production, distribution and service facilities, and certain equipment under various non-cancellable operating leases, with terms ranging from one to twenty years. Property leases normally require payment of a minimum annual rental plus a pro-rata share of certain landlord operating expenses. Total rent expense, under all operating leases approximated $20.0 million, $24.8 million, and $23.1 million in fiscal years 2015, 2014, and 2013, respectively. The Company has subleases relating to certain of its operating leases. Sublease income approximated $1.0 million and $1.1 million for fiscal years 2014 and 2013, respectively. Sublease income for fiscal year 2015 was not material.

          In addition, the Company leases a manufacturing facility which is accounted for as a capital lease. The initial term of the lease is 15 years with six additional renewal terms of five years each at the Company's option. The lease requires payment of a minimum annual rental and the Company is responsible for property taxes, insurance and operating expenses.

          In June 2012, the Company entered into an arrangement to lease approximately 425,000 square feet located in Burlington, Massachusetts.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

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

          As of September 26, 2015, future minimum lease payments under financing obligations, capital lease obligations and non-cancellable operating leases as well as minimum payments to be received under non-cancellable subleases are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases	Subleases	Financing Obligations
2016	$4,453	$17,824	$(419)	$9,773
2017	4,061	15,181	(218)	9,773
2018	3,838	10,412	(215)	9,858
2019	3,838	8,698	(221)	9,956
2020	3,838	7,865	(221)	10,167
Thereafter	23,985	23,697	(443)	148,416

Total	$44,013	$83,677	$(1,737)	$197,943

Less: amount representing interest	(12,956)			(108,542)

Present value of future minimum lease payments	$31,057			$89,401

          The financing obligations in the table above represent the portion of the future minimum lease payments which have been allocated to the facility in Burlington, Massachusetts and will be recognized as reductions to the financing obligation and as interest expense.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

  Legal Proceedings

  Proposition 65

          On May 9, 2011, an organization named Council for Education and Research on Toxics ("CERT"), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182) against several companies, including the Company, that roast, package, or sell coffee in California. The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65. Acrylamide is not added to coffee, but forms in trace amounts (parts per billion) as part of a chemical reaction that occurs in the coffee bean when it is roasted. Therefore it is present in all roasted coffee. To date, the Company is unaware of any reliable method for reducing acrylamide levels in coffee without adversely affecting the quality of the product. The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in "ready to drink" coffee sold in restaurants, convenience stores, and donut shops. (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759). The Company was not named in the Starbucks complaint. The Company has joined a joint defense group ("JDG") organized to address CERT's allegations, and the Company intends to vigorously defend against these allegations. The Court ordered the case phased for discovery and trial. Trial of the first phase of the case commenced on September 8, 2014 and was limited to three affirmative defenses shared by all defendants in both cases. Other affirmative defenses, plaintiff's prima facie case, and remedies are deferred for subsequent phases if defendants do not prevail on the three Phase 1 defenses. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Defendants have filed a writ petition seeking interlocutory review of the trial court's ruling in the Court of Appeals. Litigation in the trial court is temporarily stayed pending the outcome of the petition. If the Court of Appeal grants the petition, the JDG expects that further proceedings in the trial court would be stayed until a decision is reached on the merits. If the petition is denied, or if the Court of Appeal takes the appeal and affirms the trial court, litigation on the second phase of the trial will commence.

          At this stage of the proceedings, the Company is unable to predict its outcome, the potential loss or range of loss, if any, associated with its resolution or any potential effect it may have on the Company or its operations.

  Stockholder Litigation

          Two consolidated putative securities fraud class actions are presently pending against the Company and certain of its officers and directors, along with two putative stockholder derivative actions. The pending putative securities fraud class actions were first filed on November 29, 2011 and June 19, 2015, respectively. The first putative stockholder derivative action is a consolidated action pending in the United States District Court for the District of Vermont that consists of five separate putative stockholder derivative complaints, the first two were filed after the Company's disclosure of the SEC inquiry on September 28, 2010, while the others were filed on February 10, 2012, March 2, 2012, and July 23, 2012, respectively. The second putative stockholder derivative action is pending in the Superior Court of the State of Vermont for Washington County and was commenced following the Company's disclosure of the SEC inquiry on September 28, 2010.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The first putative securities fraud class action, captioned Louisiana Municipal Police Employees' Retirement System ("LAMPERS") v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs' amended complaint alleged violations of the federal securities laws in connection with the Company's disclosures relating to its revenues and its inventory accounting practices. The amended complaint sought class certification, compensatory damages, attorneys' fees, costs, and such other relief as the court should deem just and proper. Plaintiffs sought to represent all purchasers of the Company's securities between February 2, 2011 and November 9, 2011. The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, (the "Securities Act") against the Company, certain of its officers and directors, and the Company's underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. Pursuant to the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class. Competing applications were filed and the Court appointed Louisiana Municipal Police Employees' Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees' Retirement System, Employees' Retirement System of the Government of the Virgin Islands, and Public Employees' Retirement System of Mississippi as lead plaintiffs' counsel on April 27, 2012. Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012. Plaintiffs' amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company's underwriters in connection with the May 2011 secondary common stock offering. Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice. On January 21, 2014, plaintiffs filed a notice of intent to appeal the court's December 20, 2013 order to the United States Court of Appeals for the Second Circuit. Pursuant to a schedule entered by the appeals court, briefing on the appeal was completed on June 23, 2014. The Second Circuit heard oral argument on the appeal on December 1, 2014. On July 24, 2015, the Second Circuit issued an opinion vacating the district court's dismissal of the amended complaint and remanding the action to the district court. On September 29, 2015, defendants answered the complaint and on October 14, 2015, the district court approved a stipulated discovery schedule for proceedings in the remanded action. The underwriters previously named as defendants notified the Company of their intent to seek indemnification from the Company pursuant to their underwriting agreement dated May 5, 2011 in regard to the claims asserted in this action.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The second consolidated putative securities fraud class action is pending in the United States District Court for the Northern District of California and consists of the following actions: Blasco v. Keurig Green Mountain, Inc. et al., Civ. No. 3:15-cv-02766-VC; Jazlowiecki v. Keurig Green Mountain, Inc. et al., Civ. No. 5:15-cv-03396-BLF; and Patel v. Keurig Green Mountain, Inc. et al., Civ. No. 3:15-cv-03715. The underlying complaints in the actions allege violations of the federal securities laws in connection with the Company's disclosures relating to its forward guidance, as well as the Company's public statements concerning the anticipated timing of the launch of Keurig® Kold. The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. The plaintiffs seek to represent all purchasers of the Company's securities between February 4, 2015 and May 6, 2015 or May 14, 2015 or, in the case of the Patel action, from November 19, 2014 through August 5, 2015. The plaintiffs seek class certification, compensatory damages, attorneys' fees, costs, and such other relief as the court should deem just and proper. Pursuant to the PSLRA, 15 U.S.C. § 78u-4(a)(3), stockholders had until August 18, 2015 to move the court to serve as lead plaintiff of the putative class. Competing applications were filed and on September 28, 2015, the court consolidated the pending actions, appointed Jessica Lee, Alan Schlussel, and Lawrence E. Wilder as lead plaintiffs, and approved their selection of Glancy, Prongay & Murray LLP and The Rosen Law Firm, P.A. as co-lead counsel. On October 6, 2015, the court approved a stipulation filed by the parties providing for the filing of a consolidated complaint and setting a briefing schedule for defendants' motions to dismiss. Lead plaintiffs filed their consolidated complaint on November 6, 2015 and defendants' motions to dismiss are due on December 11, 2015.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the now dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint, the LAMPERS action described above, and the now dismissed action captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs' counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants' motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action. On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice. On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv- 00042. On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint. The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors. The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney's fees, costs, and such other relief as the court should deem just and proper. On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action. On August 1, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013. On February 24, 2014, the court approved a further joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action. The Second Circuit's July 24, 2015 decision on the LAMPERS appeal lifts the temporary stay and requires the parties to confer on scheduling.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The second putative stockholder derivative action, M. Elizabeth Dickinson v. Robert P. Stiller, et al., Civ. No. 818-11-10, is pending in the Superior Court of the State of Vermont for Washington County. On February 28, 2011, the court approved a stipulation filed by the parties similarly providing for a temporary stay of that action until the federal court rules on defendants' motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action. As a result of the federal court's ruling in the Horowitz putative securities fraud class action, the temporary stay was lifted. On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers. The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions. The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants. The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys' fees, costs, and such other relief as the court should deem just and proper. On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013. On April 21, 2014, the court approved a joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action. The Second Circuit's July 24, 2015 decision on the LAMPERS appeal lifts the temporary stay and requires the parties to confer on scheduling.

          The Company and the other defendants intend to vigorously defend all the pending lawsuits. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

  Antitrust Litigation

          On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Green Mountain Coffee Roasters, Inc. and Keurig, Inc. in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al., No. 1:14-cv-00905-VSB). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee pods, including through its contracts with suppliers and distributors and in connection with the launch of the Keurig® 2.0. The TreeHouse complaint sought monetary damages, declaratory relief, injunctive relief, and attorneys' fees.

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

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          Additionally, beginning on March 10, 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief were filed on behalf of purported direct and indirect purchasers of the Company's products in various federal district courts. On June 3, 2014, the Judicial Panel on Multidistrict Litigation (the "JPML") granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings. The actions are now pending before Judge Vernon S. Broderick in the Southern District of New York (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation, No. 1:14-md-02542-VSB) (the "Multidistrict Antitrust Litigation").

          On August 11, 2014, JBR filed a motion for a preliminary injunction, which the Company opposed. After a hearing, the district court in the Multidistrict Antitrust Litigation denied JBR's motion by order dated September 19, 2014. JBR appealed the district court's denial of the preliminary injunction to the United States Court of Appeals for the Second Circuit; the appeal was fully briefed on March 3, 2015. On September 30, 2015, the Court of Appeals heard oral argument on the appeal. On October 26, 2015, the Court of Appeals affirmed the district court's denial of JBR's motion for a preliminary injunction.

          Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014. The Company filed motions to dismiss these complaints and the complaints in the TreeHouse and JBR actions on October 6, 2014. On November 25, 2014, all plaintiffs filed amended complaints and on February 2, 2015 the Company again moved to dismiss. Plaintiffs filed opposition briefs on April 10, 2015, and the Company filed reply briefs on May 11, 2015. Oral argument on the Company's motions to dismiss was held on July 9, 2015. The court has not yet issued a decision on the motions to dismiss.

          On August 21, 2015, a putative class action complaint was filed against the Company in the Circuit Court of Faulkner County, Arkansas (Julie Rainwater et al. v. Keurig Green Mountain, Inc., No. 23CV-15-818) (the "Rainwater Action"). The allegations raised in the Rainwater Action are substantially similar to the allegations in the complaints filed in the Multidistrict Antitrust Litigation. Like the complaint filed by the putative class of indirect purchaser plaintiffs in the Multidistrict Antitrust Litigation, the Rainwater Action seeks relief under Arkansas state law on behalf of a putative class of indirect purchasers of K-Cup portion packs in the state of Arkansas. On September 21, 2015, the Company removed the Rainwater Action to the U.S. District Court for the Eastern District of Arkansas (No. 4:15-cv-590-JLH). On September 25, 2015, the Company filed a Notice of Potential Tag-Along Action with the JPML, and on November 10, 2015, the JPML ordered the transfer of the Rainwater Action to the Southern District of New York for inclusion in the Multidistrict Antitrust Litigation.

          On September 30, 2014, a statement of claim was filed against the Company and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P. ("Club Coffee"), a Canadian manufacturer of single serve beverage pods, claiming damages of $600 million and asserting a breach of competition law and false and misleading statements by the Company. Following the filing by the Company and Keurig Canada of a notice of motion for a motion to strike the claims made by Club Coffee for failure to state a reasonable cause of action, on August 31, 2015 Club Coffee filed a second amended statement of claim against the Company and Keurig Canada Inc. claiming the same amount of damages as in the original statement of claim.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          The Company intends to vigorously defend all of the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

  Employment Class Action

          A putative employment class action, captioned Alvaro Sanchez v. Keurig Green Mountain, Inc. and Does 1 - 100, was filed against Keurig in the Superior Court of California County of Monterey on July 14, 2015. The complaint alleges that the Company failed to pay proper wages and provide certain breaks to non-exempt employees of the Company's processing plant located in Castroville, California during the class period (which is defined as the period of time beginning four years before the commencement of the action through the date on which judgment on the action becomes final). The complaint seeks alleged damages, attorneys' fees, penalties, and injunctive and equitable relief on behalf of the putative class. The Company filed its Answer denying all substantive allegations and recently removed the lawsuit to the United States District Court for the Northern District of California. The Company intends to vigorously defend itself against this complaint. Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

  Product Liability

          In November 2014, the Company informed the U.S. Consumer Product Safety Commission ("CPSC") and Health Canada that it identified a potential issue involving certain Keurig® MINI Plus (non-reservoir) brewers (K10 and B31 models), where on very rare occasions, hot liquid could escape the brewer. On December 23, 2014 the Company issued a recall for its Keurig® MINI Plus brewers. On April 17, 2015 the CPSC notified the Company that it had commenced a routine investigation of the recall and the Company is cooperating with the CPSC on this matter. These actions did not materially change the Company's estimate for the reserve or the anticipated insurance recovery; however, as the total charge recorded to date is based on estimates, the Company's ultimate liability and recovery may exceed or be less than the amounts recorded. Based on current information known to the Company, the Company believes that this issue will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

21.   Related Party

          The Company, from time to time, used travel services provided by Heritage Flight, a charter air services company acquired in September 2002 by Robert P. Stiller, who previously served on the Company's Board of Directors and who is a security holder of more than 5% of the Company's Common Stock. For fiscal year 2013, the Company incurred expenses of $0.2 million for Heritage Flight travel services. There were no expenses incurred with Heritage Flight travel services during fiscal year 2015 and 2014.

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

          On March 3, 2015, the Company, under its repurchase program, completed the repurchase of 5,231,991 shares of common stock from Lavazza for an aggregate purchase price of $623.6 million. The price per share was $119.18, which represented a 3.0% discount off the closing price of the Company's common stock on February 20, 2015, which was the business day immediately preceding the entry into the stock repurchase agreement between the Company and Lavazza. Prior to the repurchase, Lavazza held more than 5% of the Company's common stock.

22    Earnings Per Share

          The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except share and per share data):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Numerator for basic and diluted earnings per share:
Net income attributable to Keurig	$498,275	$596,518	$483,232

Denominator:
Basic weighted average shares outstanding	157,286,303	157,085,574	149,638,636
Effect of dilutive securities—stock options	1,612,375	2,482,768	3,162,857

Diluted weighted average shares outstanding	158,898,678	159,568,342	152,801,493

Basic net income per common share	$3.17	$3.80	$3.23
Diluted net income per common share	$3.14	$3.74	$3.16

          For the fiscal years 2015, 2014, and 2013, 351,000, 277,000, and 822,000 equity-based awards for shares of common stock, respectively, have been excluded in the calculation of diluted earnings per share because they were antidilutive.

23.   Unaudited Quarterly Financial Data

          The following table presents the quarterly information for fiscal 2015 (dollars in thousands, except per share data). Each fiscal quarter comprises 13 weeks.

Fiscal 2015	December 27, 2014	March 28, 2015	June 27, 2015	September 26, 2015
Net sales	$1,386,358	$1,127,184	$969,525	$1,036,964
Gross profit	$464,122	$458,808	$349,260	$335,334
Net income attributable to Keurig	$134,579	$155,479	$113,621	$94,596
Earnings per share:
Basic	$0.83	$0.98	$0.74	$0.61
Diluted	$0.82	$0.97	$0.73	$0.61
Dividends paid per share	$0.2875	$0.2875	$0.2875	$0.2875

Keurig Green Mountain, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Schedule II—Valuation and Qualifying Accounts
For the Fiscal Years Ended
September 26, 2015, September 27, 2014, and September 28, 2013
(Dollars in thousands)

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2015	$3,270	$—	$5,452	$4,544	$4,178
Fiscal 2014	$2,886	$—	$1,782	$1,398	$3,270
Fiscal 2013	$2,750	$—	$689	$553	$2,886

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Sales returns reserve:
Fiscal 2015	$62,850	$—	$114,392	$145,961	$31,281
Fiscal 2014	$30,754	$—	$114,057	$81,961	$62,850
Fiscal 2013	$31,767	$—	$79,747	$80,760	$30,754

Description	Balance at Beginning of Period	Acquisitions (Dispositions)	Charged to Costs and Expenses	Deductions	Balance at End of Period
Warranty reserve(1):
Fiscal 2015	$12,850	$—	$29,570	$27,258	$15,162
Fiscal 2014	$7,804	$—	$24,158	$19,112	$12,850
Fiscal 2013	$20,218	$—	$6,948	$19,362	$7,804

(1)
Includes warranty recoveries from suppliers of $1.3 million, $1.8 million and $0.8 million for fiscal 2015, 2014, and 2013 respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        During the fourth quarter of fiscal 2015, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective.

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

        Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon that evaluation, management concluded we maintained effective internal controls over financial reporting as of September 26, 2015 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of September 26, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

        Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Except for the information regarding the Company's executive officers, the information called for by this Item is incorporated by reference in this report to our definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 10, 2016, which will be filed not later than 120 days after the close of our fiscal year ended September 26, 2015 (the "Definitive Proxy Statement").

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

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be incorporated by reference to the information contained in the Definitive Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Title
3.1	Restated Certificate of Incorporation dated November 10, 2011 (incorporated herein by reference to Exhibit 3.1 in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2011).
3.1.1
Certificate of Amendment to Restated Certificate of Incorporation, dated April 3, 2012 (incorporated herein by reference to Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).
3.1.2
Certificate of Amendment to Restated Certificate of Incorporation, dated March 6, 2014 (incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 10, 2014).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008).
3.2.1	Amendment to the Amended and Restated Bylaws of the Company, dated March 7, 2014. (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on March 10, 2014).
4.1
Amended and Restated Credit Agreement dated as of June 9, 2011 among Green Mountain Coffee Roasters, Inc., Bank of America, N.A., and the other lender parties thereto (incorporated herein by reference to Exhibit 4.1 in the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended June 25, 2011).
4.1.1
Amendment No. 1, dated as of March 13, 2012, to that certain Amended and Restated Credit Agreement, dated as of June 9, 2011, among Green Mountain Coffee Roasters, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 4.1 in the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).
4.2
Credit Agreement dated as of June 29, 2015, among Keurig Green Mountain, Inc., Keurig Trading Sàrl, Bank of America, N.A., as administrative agent, the lenders listed therein and the other agents named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2015).
10.1
Amended and Restated Lease Agreement, dated November 6, 2007 between Pilgrim Partnership L.L.C. and Green Mountain Coffee, Inc. (incorporated herein by reference to Exhibit 10.1 in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007).
10.2
Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated herein by reference to Exhibit 10.21 in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2005).
10.3
Lease Agreement dated August 16, 2007 between Keurig, Incorporated and Brookview Investments, LLC. (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 28, 2007).

Exhibit No.	Exhibit Title
10.4	Lease Agreement dated June 19, 2012 between Burlington Crossing Realty Trust and the Company (incorporated herein by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 23, 2012).
10.5
Lease Agreement dated March 21, 2011 between 124 Technology Park Way, LLC and the Company (incorporated herein by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended June 23, 2012).
10.6
Agreement of Sale dated June 2, 2008 by and between MS Plant, LLC and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).
10.7
Settlement and License Agreement dated October 23, 2008 by and between Keurig, Incorporated and Kraft Foods Inc., Kraft Foods Global Inc., and Tassimo Corporation (incorporated herein by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008).
10.8
Share Purchase Agreement dated November 13, 2009 by and between Timothy's Coffees of the World, Inc., World Coffee Group S.á.r.l., Green Mountain Coffee Roasters, Inc. and Timothy's Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 on the Company's Current Report on Form 8-K filed on November 13, 2009).
10.9
Share Purchase Agreement dated September 14, 2010 by and between LJVH S.á.r.l., Fonds de solidarité des Travailleurs du Québec (F.T.Q.), LJ Coffee Agent, LLC, Green Mountain Coffee Roasters, Inc., and SSR Acquisition Corporation (incorporated herein by reference to Exhibit 10.32 in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010).
10.10
Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2010).
10.11
Amendment dated May 18, 2011 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.34 in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2011).
10.12
Second Amendment dated February 23, 2012 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).
10.13
Third Amendment dated February 21, 2015 to the Common Stock Purchase Agreement dated August 10, 2010, by and between Keurig Green Mountain, Inc. and Luigi Lavazza S.p.A. (incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 23, 2015).
10.14
Registration Rights Agreement dated September 28, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.29 in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

Exhibit No.	Exhibit Title
10.15	Common Stock Purchase Agreement dated May 6, 2011 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters. Inc. (incorporated herein by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed on May 6, 2011).
10.16
Common Stock Purchase Agreement, dated as of March 28, 2014, by and between Keurig Green Mountain, Inc. and Luigi Lavazza S.p.A. (incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2014).
10.17
Stock Repurchase Agreement, dated as of February 21, 2015, by and between Keurig Green Mountain, Inc. and Luigi Lavazza S.p.A. (incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 23, 2015).
10.18
Common Stock Purchase Agreement, dated as of February 5, 2014, by and between Green Mountain Coffee Roasters, Inc. and Atlantic Industries (incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K filed on February 5, 2014).
10.19	1999 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.38 in the Company's Quarterly Report on Form 10-Q for the 16 weeks ended January 16, 1999).*
10.20	2000 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.105 in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*
10.21	Keurig, Incorporated 2005 Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on June 22, 2006).*
10.22
Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Plan. (incorporated herein by reference to Exhibit 10.6 in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2009).*
10.23
Amendment to Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Plan. (incorporated herein by reference to Exhibit 10.6.1 in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2009).*
10.24
Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust (incorporated herein by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*
10.25
Loan Agreement by and between the Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated herein by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).
10.26	Amended and Restated 2002 Deferred Compensation Plan.*
10.27	Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2010).*
(a) Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.13(a) in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011).*

Exhibit No.	Exhibit Title
(b) Form of Director Stock Option Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

(c) Form of Executive Stock Option Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

(d) Form of Director Restricted Stock Unit Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

(e) Form of Executive Restricted Stock Unit Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

(f) Form of Performance Stock Unit Award Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*
10.28	Keurig Green Mountain 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10-1 to the Company's Form S-8 filed on March 6 2014).*

(a) Form of Performance Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company's Form S-8 filed on March 6, 2014).*

(b) Form of Director Restricted Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company's Form S-8 filed on March 6, 2014).*

(c) Form of Executive Restricted Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company's Form S-8 filed on March 6, 2014).*

(d) Form of Executive Stock Option Agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company's Form S-8 filed on March 6, 2014).*
10.29	Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference from Exhibit 10.2 to the Company's Form S-8 filed on March 6, 2014).*

(a) Form of Participation Agreement for Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference from Exhibit 10.7 to the Company's Form S-8 filed on March 6, 2014).*
10.30
Second Amendment to Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan, dated September 11, 2014 (incorporated herein by reference from Exhibit 10.53 to the Company's Form 10-K for the fiscal year ended September 27, 2014).*

Exhibit No.	Exhibit Title
10.31	Keurig Green Mountain, Inc. Amended and Restated 2008 Change in Control Severance Benefit Plan (incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2015).*
10.32	Keurig Green Mountain, Inc. 2015 Severance Benefit Plan (incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2015).*
10.33	Keurig Green Mountain Non-Qualified Plan (incorporated herein by reference from Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2014).*
10.34
Form of Indemnification Agreement by and between the Directors of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.30 in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2010).
10.35
Form of Indemnification Agreement by and between the Executive Officers of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.31 in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2010).
10.36
Consultancy Agreement between Green Mountain Coffee Roasters, Inc., and Robert Stiller, dated June 19, 2013 (incorporated herein by reference to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2013).*
10.37
Amendment to Consulting Agreement between Keurig Green Mountain, Inc. and Robert P. Stiller, dated June 14, 2014 (incorporated herein by reference to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2014).*
10.38
Employment Agreement dated November 16, 2012 between Green Mountain Coffee Roasters, Inc. and Brian P. Kelley (incorporated herein by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed on November 20, 2012).*
10.39
Offer Letter between Green Mountain Coffee Roasters, Inc. and Robert P. Ostryniec, dated August 4, 2013 (incorporated herein by reference to Exhibit 10.47 in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013).*
10.40
Letter from Green Mountain Coffee Roasters, Inc. to Stephen L. Gibbs re: Offer Letter dated as July 20, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2011).*
10.41
Offer Letter, dated May 4, 2015, by and between Keurig Green Mountain, Inc. and Peter Leemputte (incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2015).*
10.42
Transition Agreement, dated August 5, 2015, by and between Keurig Green Mountain, Inc. and John Whoriskey (incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2015).*
10.43
Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated herein by reference to Exhibit 10.6 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

Exhibit No.	Exhibit Title
10.44	Letter from Green Mountain Coffee Roasters, Inc. to Frances G. Rathke re: Deferred Compensation Agreement dated as December 7, 2006 (incorporated herein by reference to Exhibit 10.11 in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*
10.45
Transition Agreement between Keurig Green Mountain, Inc. and Frances G. Rathke dated November 19, 2014 (incorporated herein by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed November 19, 2014).*
10.46
Amendment to Transition Agreement between Keurig Green Mountain, Inc. and Frances G. Rathke dated September 26, 2015 (incorporated herein by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed October 1, 2015).*
21	Subsidiary List.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes.

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

By:	/s/ Peter G. Leemputte PETER G. LEEMPUTTE Chief Financial Officer and Treasurer Date: November 19, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian P. Kelley BRIAN P. KELLEY	President, Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2015
/s/ Peter G. Leemputte PETER G. LEEMPUTTE	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 19, 2015
/s/ Stephen L. Gibbs STEPHEN L. GIBBS	Chief Accounting Officer (Principal Accounting Officer)	November 19, 2015
/s/ Norman H. Wesley NORMAN H. WESLEY	Chairman of the Board of Directors	November 19, 2015
/s/ Barbara Carlini BARBARA CARLINI	Director	November 19, 2015
/s/ John D. Hayes JOHN D. HAYES	Director	November 19, 2015
/s/ Susan Saltzbart Kilsby SUSAN SALTZBART KILSBY	Director	November 19, 2015
/s/ José Octavio Reyes Lagunes JOSÉ O. REYES LAGUNES	Director	November 19, 2015

Signature	Title	Date
/s/ A.D. David Mackay A.D. DAVID MACKAY	Director	November 19, 2015
/s/ Michael J. Mardy MICHAEL J. MARDY	Director	November 19, 2015
/s/ Hinda Miller HINDA MILLER	Director	November 19, 2015
/s/ David E. Moran DAVID E. MORAN	Director	November 19, 2015
/s/ Robert A. Steele ROBERT A. STEELE	Director	November 19, 2015