Form 10-K/A
period 2015-09-26
KEURIG GREEN MOUNTAIN, INC.
filed 2016-01-22
CIK 909954

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

As of January 19, 2016, 149,480,058 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 26, 2015, which we filed with the Securities and Exchange Commission (“SEC”) on November 19, 2015, which we refer to as the “Original Filing.”  This Amendment is being filed solely for the purpose of including the information required in Part III (Items 10, 11, 12, 13 and 14) that was omitted from the Original Filing, and amends and restates the cover page on the Original Filing to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Following the date of the Original Filing, Keurig entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with Acorn Holdings B.V., a private limited liability company incorporated under the laws of the Netherlands (“Acorn”), and Maple Holdings Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Acorn (“Sub”). Subject to the terms and conditions of the Merger Agreement, Sub will be merged with and into Keurig (the “Merger”), with Keurig surviving the Merger as a wholly-owned subsidiary of Acorn. At a special meeting of stockholders scheduled to be held on February 24, 2016, Keurig will ask stockholders as of January 11, 2016, the applicable record date for such meeting, to, among other things, consider and vote on a proposal to adopt the Merger Agreement.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Accordingly, Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include the currently dated certifications as exhibits as well as to include the Second Amendment to the Amended and Restated By-Laws of Keurig Green Mountain, Inc. as adopted on December 4, 2015 and the Merger Agreement.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made subsequent to the Original Filing.

Unless the context indicates otherwise, the terms “Keurig”, the “Company”, “we”, “our”, or “us” refers to Keurig Green Mountain, Inc., together with its subsidiaries.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

Current Directors

Biographical information about our current directors, including their qualifications and experience, is provided below.

Class	Name	Age	Year Elected	Term Ending
Class I
	Brian P. Kelley	55	2012	2018
	José Octavio Reyes Lagunes	63	2014	2018
	Robert A. Steele	60	2013	2018
Class II
	Barbara D. Carlini	56	2002	2016
	Susan S. Kilsby	57	2013	2016
	Hinda Miller	65	1999	2016
	Norman H. Wesley	66	2012	2016
Class III
	John D. Hayes	61	2013	2017
	A.D. David Mackay	60	2012	2017
	Michael J. Mardy	66	2007	2017
	David E. Moran	62	1995	2017

The following paragraphs provide information about each director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.  We believe that all of our directors display personal and professional integrity; satisfactory levels of education and/or business experience; broad-based business acumen; an appropriate level of understanding of our business and its industry and other industries relevant to our business; the ability and willingness to devote adequate time to the work of the Board and its committees; a fit of skills and personality with those of our other directors that helps build a board that is effective, collegial and responsive to the needs of our Company; strategic thinking and a willingness to share ideas; a diversity of experiences, expertise and background; and the ability to represent the interests of all of our stockholders.

Brian P. Kelley joined Keurig as President, Chief Executive Officer and Director in December 2012. From 2011 until November 2012, Mr. Kelley served as Chief Product Supply Officer, Coca Cola Refreshments. From 2010 to 2011 Mr. Kelley served as President of Coca-Cola’s North America Business Integration and from 2007 until 2010 Coca-Cola’s President and General Manager, Still Beverages and Supply Chain North America. Mr. Kelley originally joined Coca-Cola in 2007. Mr. Kelley’s qualifications to serve on the Board include his extensive consumer product and category knowledge and experience, including specifically in the consumer beverage industry, as well as his considerable operational and management experience, strong leadership skills and a personal approach to business that aligns with Keurig’s culture.

José Octavio Reyes Lagunes is the former Vice Chairman of The Coca-Cola Export Corporation, a position he held from 2012 until his retirement in April 2014. In that role he was responsible for mentoring system leaders around the globe and leading efforts to implement key initiatives of The Coca-Cola Company’s 2020 Vision. From 2002 until 2012 Mr. Reyes served as President of the Latin America Group of The Coca-Cola Company. Mr. Reyes began his career with The Coca-Cola Company in 1980. He currently serves on the boards of MasterCard Incorporated, and Coca-Cola Hellenic Bottling Co.  He previously served on the boards of Comex Paints and the Papalote Children’s Museum in Mexico City. Mr. Reyes’ qualifications to serve on the Board include his extensive knowledge of the consumer beverage industry which he gained from his over 30 years’ experience with The Coca-Cola Company in various roles of increasing responsibility, including several international positions, his prior leadership experience, his global perspective and experience and his experience serving on other public company boards.

Robert A. Steele is the former Vice Chairman, Healthcare Strategy for The Procter & Gamble Company. In his 35 years at Procter & Gamble he held several leadership positions including Vice Chairman, Global Health and Well-Being, with responsibility for oral care, feminine care, personal health care, pet care and snack brands; Group President, Household Care;

Group President, North America; President, North America; and Vice President, North American Market Development Organization. He began his career in sales before moving to brand management. Mr. Steele currently serves on the board of Berry Plastics Group, Inc., and is an Adviser to CVC Capital Partners Ltd. He previously served on the boards of the Kellogg Company and Beam, Inc. Mr. Steele’s qualifications to serve on the Board include his substantial leadership experience with one of the largest global consumer products companies, his understanding of and experience in the branded consumer products industry and brand marketing, his experience in accounting and financial matters and his experience serving on other public company boards in the global food industry.

Barbara D. Carlini served as the Senior Vice President and Chief Information Officer of Dean Holding Company, the nation’s largest dairy company, from June 2009 until September 2013. Prior to that, Ms. Carlini served as Chief Information Officer of Motorola’s Mobile Devices Division from May 2006 to January 2008. From November 2001 through March 2006, Ms. Carlini was the Chief Information Officer of Diageo, NA (formerly Guinness North America). Ms. Carlini’s qualifications to serve on the Board include her diverse consumer products background, her substantial expertise in information technology and systems, her passion for corporate social responsibility and her overall organizational and leadership skills.

Susan S. Kilsby retired from Credit Suisse Group AG following a more than 30 year career as an investment banker providing advisory services to global corporations. Ms. Kilsby is currently Chairman of Shire plc, serves on the boards of BBA Aviation plc and Fortune Brands Home & Security, Inc. She is a member of the Committee of 200, where she was previously international chair, and was a founding Member of the Competitor Diversity Forum. She is a Visiting Fellow of the Cass Business School and is Chairman of the M+A Research Centre at Cass. From 2010-2014 Ms. Kilsby also served on the Advisory Board of the Yale School of Management and is currently a Member of the Business Leadership Council of Wellesley College. She previously served on the boards of L’Occitane S.A. and Coca-Cola HBC AG. Ms. Kilsby’s qualifications to serve on the Board include her high level of financial literacy and extensive experience over more than 30 years at a leading investment bank, her prior leadership experience, her global perspective and experience, her experience focusing on the consumer sector and her experience serving on other boards.

Hinda Miller has served as the President of Deforest Concepts, a consulting firm specializing in executive coaching, leadership and entrepreneurship for women since 1998. Ms. Miller also currently chairs an Advisory board for the newly established Sustainable Entrepreneurship MBA program at the University of Vermont. Ms. Miller previously served as a Vermont State Senator from 2003 to 2012. From 1977 to 1996, Ms. Miller was co-founder of Jogbra Inc., an athletic apparel company, and then President of Champion Jogbra, a division of Sara Lee Corporation (which acquired Jogbra Inc.). Ms. Miller’s qualifications to serve on the Board include her experience gained in establishing and operating her own company, her overall leadership skills as a legislator supporting economic development and entrepreneurship, her extensive knowledge of the Company’s business, as well as her comprehensive understanding of, and passion for, corporate social responsibility.

Norman H. Wesley is the former Chief Executive Officer and Chairman of Fortune Brands, Inc. Mr. Wesley joined Fortune Brands, Inc. in 1984. For more than ten years he led the office products unit, which Fortune Brands spun off to stockholders in 2005 before becoming the Chief Executive Officer of the home and hardware business of Fortune Brands, Inc. in 1997. He then became President and Chief Operating Officer of Fortune Brands in January 1999, and Chairman and Chief Executive Officer of Fortune Brands in December 1999. He served as Chief Executive Officer through December 2007, and remained Chairman until retiring in September 2008. Mr. Wesley began his career at Crown Zellerbach Corporation, where over a ten-year period he held various management positions, including Vice President and General Manager of the Office Products Group, before joining Fortune Brands. Mr. Wesley currently serves on the boards of Acuity Brands, Inc. and Fortune Brands Home & Security, Inc. Mr. Wesley previously served on the board of ACCO Brands Corporation. Mr. Wesley’s qualifications to serve on the Board include his experience as President, Chief Executive Officer and Chairman of Fortune Brands, a public consumer products company, his prior leadership experience, and his experience serving on other public company boards.

John D. Hayes has served as Executive Vice President of American Express since May 1995 and Chief Marketing Officer of American Express since August 2003. Prior to joining American Express, Mr. Hayes spent almost 20 years in the brand and advertising industry. He was President of Lowe & Partners and worked with clients including The Coca-Cola Company. He also has held senior positions at Geer DuBois Inc., Ammirati & Puris and Saatchi & Saatchi Compton. In addition, he has led the development of product position and global campaigns for Citibank, Aetna, Procter & Gamble, Prudential Insurance, RJR Nabisco, Mercedes-Benz and Reebok. Mr. Hayes is currently a member of the Board of Trustees of Save the Children and Board of Regents Seton Hall University. He was a previous Board Member of Yahoo! Inc., Fairfield Communities Inc., the Association of National Advertisers and The Tiger Woods Foundation. Mr. Hayes’ qualifications to serve on the Board include his extensive senior leadership and marketing experience over more than 20 years, his experience with numerous global consumer companies, particularly focusing on customer and brand engagement, and his experience serving on another public company board.

A.D. David Mackay served as the Chief Executive Officer of Kellogg Company from December 31, 2006 through January 1, 2011 and as its President from August 2003 until retiring in January 2011. Prior to that experience, he served as the Chief Operating Officer of Kellogg from 2003 to 2006. He joined Kellogg Australia as Group Product Manager in 1985, serving in several positions with Kellogg USA, Kellogg Australia and Kellogg New Zealand before leaving Kellogg in 1992. He rejoined Kellogg Australia in 1998 as Managing Director and was appointed Managing Director of Kellogg United Kingdom and Republic of Ireland later in 1998. He was named Senior Vice President and President, Kellogg USA in July 2000, Executive Vice President in November 2000, and President and Chief Operating Officer in September 2003. Mr. Mackay currently serves as the Chair of McGrath Limited and on the board of Fortune Brands Home & Security, Inc.. He previously served on the boards of Kellogg Company, Fortune Brands, Inc., Beam, Inc. and Woolworths Ltd. Mr. Mackay’s qualifications to serve on the Board, in addition to his rich consumer product background and experience as a Chief Executive Officer, includes his significant international experience, derived from his roles at Kellogg Australia, United Kingdom and Republic of Ireland, as well as his role as Managing Director of Sara Lee Bakery in Australia.

Michael J. Mardy has served as the Executive Vice President and Chief Financial Officer of Tumi Holdings, Inc., a retailer of prestige luggage and business accessories, since July 2003 and a Director since November 2011. Mr. Mardy previously served as a Director of ModusLink Global Solutions, Inc. (formerly CMGI, Inc.), a supply chain technology company, where he also served as the Chairman of its Audit Committee and a member of its Nominating and Corporate Governance Committee. Mr. Mardy also currently serves on the board of the Eden Institute for Autism. Mr. Mardy’s qualifications to serve on the Board include his extensive financial and accounting expertise (including his membership in the American Institute of Certified Public Accountants and the Financial Executive Institute) and leadership, the experience he has gained through service on the board of other public companies, his consumer products experience in prior management positions and his overall leadership skills as a senior executive.

David E. Moran has been President of Marketing Driven Solutions, a marketing consulting firm focused on driving growth through innovation and brand building, since June 2005. Mr. Moran was Chief Executive Officer of Fusion5, a management consulting company, from July 1999 to June 2005. Mr. Moran’s qualifications to serve on the Board include his experience serving as a President and Chief Executive Officer, his extensive understanding of the Company’s business (including having spent four years at Maxwell House Coffee) and operations, and his wide-ranging and comprehensive expertise in brand building, marketing strategy and overall leadership skills as a senior executive.

Executive Officers

For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of the Original Filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and Directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC and NASDAQ. SEC rules require reporting persons to supply the Company with copies of these reports.

SEC regulations require us to identify in this Amendment anyone who filed a required report late during the most recent fiscal year. The Company notes that, due to a Company administrative error, Barbara Carlini, Michael J. Mardy, Hinda Miller, and David Moran each reported the respective March 22, 2015 vesting of 83 restricted stock units late on a Form 4 filed with the SEC on April 14, 2015. These transactions did not result in any liability under Section 16(b) of the Exchange Act. Based solely on our review of forms we received, or written representations from reporting persons stating that they were not required to file any other forms, we believe that during fiscal 2015 all reporting persons timely filed all Section 16(a) reports except as noted above.

Code of Conduct

The Company has adopted the Keurig Green Mountain Code of Conduct which is applicable to all directors, officers and employees of the Company. This code constitutes a “code of ethics” within the meaning of Item 406 of Regulation S-K promulgated under the Exchange Act. The current version of this code is posted on the Company’s website. The Company intends to make all required disclosures concerning amendments to, or waivers from, the code on the governance page of the Company’s website, http://investor.keuriggreenmountain.com/corporate-governance.cfm.

Audit Committee

We have a separately designated audit and finance committee (the “Audit Committee”) established by the Board for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements.  Members of the committee are Susan S. Kilsby (chair), Barbara D. Carlini, Michael J. Mardy, and Robert A. Steele, each of whom is independent as defined by the applicable NASDAQ listing standards.  Mr. Mardy and Ms. Kilsby have both been deemed “audit committee financial experts” by the Audit Committee, and confirmed by the Board.

Item 11.             Executive Compensation

Compensation Committee Interlocks and Insider Participation

During fiscal 2015, at all times, all members of the Compensation and Organizational Development Committee were “independent”, none were employees or former employees of the Company, and none had a relationship requiring disclosure under Item 404 of Regulation S-K.  In fiscal 2015, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company.

Compensation Committee Report

The Compensation and Organizational Development Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Board approved our recommendation that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

A.D. David Mackay, Chairperson
John D. Hayes
David E. Moran
Michael J. Mardy
José Octavio Reyes Lagunes
Robert A. Steele

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a detailed description of our executive compensation philosophy and programs, the compensation decisions the Compensation Committee has made under those programs and the factors considered in making those decisions. This Compensation Discussion and Analysis focuses on the compensation of our named executive officers for fiscal 2015 (our “Named Executive Officers”), who were:

Name	Title
Brian P. Kelley	President and Chief Executive Officer
Peter G. Leemputte(1)	Chief Financial Officer and Treasurer
Michael J. Degnan	Chief Legal Officer, Corporate General Counsel and Corporate Secretary
Robert P. Ostryniec	Chief Product Supply Officer
Frances G. Rathke(1)	Former Chief Financial Officer and Treasurer
John Whoriskey(2)	Former President — U.S. Sales and Marketing

(1)Mr. Leemputte became the Chief Financial Officer and Treasurer effective August 17, 2015, succeeding Ms. Rathke who ceased to be Chief Financial Officer and Treasurer on that date to become Strategic Advisor to the Chief Executive Officer. Ms. Rathke departed from the Company on December 31, 2015.
(2)Mr. Whoriskey transitioned from the position of President — U.S. Sales and Marketing effective September 30, 2015 to become Executive Advisor to the Chief Executive Officer. Mr. Whoriskey departed from the Company on December 31, 2015.

Impact of the Merger Agreement

Following the date of the Original Filing, Keurig entered into the Merger Agreement with Acorn and Sub. Subject to the terms and conditions of the Merger Agreement, Sub will be merged with and into Keurig, with Keurig surviving the Merger as a wholly-owned subsidiary of Acorn. At the effective time of the Merger, each share of Keurig common stock issued and outstanding immediately prior to the effective time (other than (i) shares owned by Acorn, any subsidiary of Acorn, Sub or Keurig, in each case immediately prior to the effective time of the Merger, and (ii) shares held by stockholders who have not voted in favor of the Merger and who shall have properly and validly perfected their statutory rights of appraisal in respect of such shares in accordance with Section 262 of the Delaware General Corporation Law) will be cancelled, extinguished and automatically converted into the right to receive $92.00 per share in cash, without interest, subject to any applicable withholding taxes.

The Merger Agreement provides that each option to purchase shares of Keurig common stock that is outstanding under any of Keurig’s stock plans will be accelerated in full and, as of the effective time of the Merger, will be cancelled and terminated, and each holder of each such stock option will cease to have any rights except the right to be paid at or promptly after the effective time of the Merger, subject to applicable tax withholding, an amount in cash (without interest) equal to the product of (i) the total number of shares of Keurig common stock subject to such stock option times (ii) the excess, if any, of the Merger consideration of $92.00 per share over the exercise price of such stock option.  Any stock options with an exercise price that equals or is in excess of the Merger consideration of $92.00 per share will be cancelled and terminated for no consideration.  The Merger Agreement also provides that each award of restricted stock units subject to specified vesting criteria (other than performance-based vesting criteria) that is outstanding under any of Keurig’s stock plans will become fully vested immediately prior to the effective time of the Merger, and each holder of each such restricted stock unit award will be paid at or promptly after the effective time of the Merger, subject to applicable tax withholding, an amount in cash (without interest) equal to the number of shares of Keurig common stock subject to such cancelled award multiplied by the Merger consideration of $92.00 per share; provided, that, with respect to any such award that constitutes nonqualified deferred compensation subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), payment may be delayed to avoid a tax or penalty under Section 409A of the Code.  Each award of restricted stock units subject to specified performance-based vesting criteria that is outstanding under any of Keurig’s stock plans will become fully vested immediately prior to the effective time of the Merger and will be cancelled and terminated as of the effective time of the Merger, and each holder of each such award will be paid at or promptly after the effective time of the Merger, subject to applicable tax withholding, an amount in cash (without interest) equal to the number of shares of Keurig common stock subject to such cancelled award multiplied by the Merger consideration of $92.00 per share, with the total number of shares of Keurig common stock subject to a performance stock unit award determined as follows: (i) for performance stock unit awards with a performance period ending prior to the closing date of the Merger by their terms, based on actual performance through the end of such performance period and (ii) for performance stock unit awards with a performance period not ending prior to the closing date of the Merger by their terms, at 100% of target levels.

Following the completion of the Merger, shares of Keurig common stock will no longer be traded on NASDAQ or any other public market. In addition, the registration of shares of Keurig common stock under the Securities Exchange Act of 1934, as amended will be terminated.

The discussion that follows summarizes our compensation philosophies and practices for fiscal 2015. Except where specifically noted, these compensation philosophies and practices do not reflect the terms set forth in the Merger Agreement.

Executive Summary

Our compensation plans are designed with the following compensation philosophy—to support the achievement of the Company’s business strategies to be a leader in the beverage and beverage systems businesses, and to motivate, attract, develop and retain highly talented individuals to execute our business strategies. The Compensation Committee believes the Company’s executive compensation program reflects a strong pay-for-performance philosophy and is aligned with our stockholders’ long-term interests.

In this section, we highlight our fiscal 2015 financial results and business highlights, and the key actions taken by the Compensation & Organizational Development Committee of the Board (referred to in this Compensation Discussion and Analysis as the “Committee”) to further align the interests of our Named Executive Officers with those of our stockholders.

Select Business Highlights for Fiscal 2015

Financial Results

•                  Revenue of $4.5 billion decreased 4% from fiscal 2014

•                  Company diluted earnings per share (“EPS”) was $3.14 per share in fiscal 2015, as compared to $3.74 per share in fiscal 2014

•                  Gross margin decreased 300 basis points in fiscal 2015 to $1.6 billion, or 35.6% of net sales, from $1.8 billion, or 38.6% of net sales, in fiscal 2014

•                  Free cash flow of $344 million in fiscal 2015, compared to $381.6 million in fiscal 2014

Stockholder Value Creation

Fiscal 2015 was a challenging year for the Company.  Despite the pressures facing our business, in fiscal 2015 the Company maintained its commitment to delivering value to stockholders returning approximately $175.7 million to our stockholders in the form of cash dividends and repurchasing approximately 9.5 million shares for an aggregate purchase price of $1.0 billion. However, a volatile stock price in fiscal 2015 led to a disappointing total stockholder return of -57% (total stockholder return is calculated as the net price change in our common stock from the closing market price on the last business day of fiscal 2014 to the closing market price on the last trading day of fiscal 2015, including reinvestment of dividends).

Commercial Performance

In fiscal 2015, we continued to expand consumer choice in the Keurig® beverage system by entering into or extending a number of business relationships across multiple channels and geographies for use with Keurig® beverage systems. Expanded or new brands or partnerships announced in fiscal year 2015 included: the launch of Green Mountain Coffee® Organic, a new line of premium coffees that are certified as both organic and Fair Trade Certified™; a partnership with Community Coffee Company; an agreement to launch illy® brand to K-Cup® pods beginning in Fall 2015; the June 2015 launch of Laughing Man® brand, a new selection of  gourmet coffees offered in K-Cup® pods following our 2014 acquisition of the Laughing Man brand; an expanded ten year partnership with Caribou Coffee for the manufacturing, marketing, distribution, and sale of Caribou Coffee in Keurig® pod formats; and a multi-year manufacturing and distribution agreement with Reily Foods Company for New England® brand coffee, New Orleans Famous French Market Since 1890® brand coffee, and Luzianne® brand iced tea pods. In fiscal 2015, in partnership with the Campbell Soup Company, we also launched K-Cup® pods for Campbells® Fresh-Brewed Soup®.

During fiscal 2015, we continued to work towards commercializing the Keurig® Kold® beverage system, which we launched on a limited basis in the first quarter of fiscal 2016. We believe the Keurig® Kold® beverage system shares the same elements as the Keurig® hot beverage system: quality, convenience, choice and simplicity. The Keurig® Kold® beverage system mixes and dispenses a wide variety of cold still and carbonated beverages, in a countertop footprint, using a Kold® beverage pod. Kold® beverage brands include partner brands with The Coca-Cola Company and Dr Pepper Snapple Group, as well as our own brands. We expect to add additional beverage brands and new partners in the future.

Fiscal 2015 Performance and Impact on Compensation

We believe that our executive compensation program appropriately aligns pay with performance. Fiscal 2015 was a challenging year for the Company in which net sales declined.  As a result, as recommended by management and approved by the Compensation Committee, our Named Executive Officers received no annual incentive cash bonus. Further, our fiscal 2015 performance impacted the level of payout for performance stock units granted in fiscal 2014 (whose performance period ended at the end of fiscal 2015), with 0% of those awards becoming earned.

Annual Incentive Compensation

We began fiscal 2015 with high expectations for growth, which we ultimately fell short of achieving. Consistent with prior years, at the beginning of the year the Committee set challenging growth goals relating to net sales, operating profits and cash flow under our annual incentive compensation program for our Named Executive Officers. The Company pays its annual incentive cash bonus based on results of three separate performance goals: net sales, non-GAAP operating profit and free cash flow. In the event the Company’s actual fiscal 2015 capital expenditures were less than $482 million, the Committee retained discretion to reduce otherwise payable awards in connection with the free cash flow metric.  In addition, the Committee retained discretion to reduce otherwise payable awards in the event the Company’s Non-GAAP Operating Profit threshold performance level was not achieved.

In fiscal 2015 the overall weighted payout factor for financial performance under the fiscal 2015 short-term annual incentive plan was 40% of target, which reflected the Company’s shortfall in attaining the net sales and non-GAAP operating profit thresholds set by the Committee, offset by the Company exceeding the free cash flow maximum goal. However, despite the resulting 40% payout factor, in light of the Company’s overall level of performance in fiscal 2015, management recommended, and the Committee agreed, that our Named Executive Officers should receive no annual incentive cash bonus for fiscal 2015.

Equity-Based Compensation

In fiscal 2015, as in the prior fiscal year, the Committee continued its equity-based compensation strategy for its executive officers of granting a mix of performance stock units, restricted stock units and stock options. For a more detailed discussion of how the mix was determined, see the section entitled “Mix of Equity-Based Compensation” below.

Performance Stock Units

For fiscal 2015, approximately 39% of the total value of our named executive officer’s annual equity award was made in the form of performance stock units, with 45% of our Chief Executive Officer’s annual equity award and 29% of our other Named Executive Officer’s annual equity award comprised of performance stock units.  With respect to performance stock units, the value in such awards is tied to growth in compounded annual non-GAAP EPS over a measurement period. The Committee includes performance stock units in the mix of equity-based compensation to tie the achievement of internal performance goals with an individual’s compensation, and more closely align the Company’s equity mix with those of our peer group. Performance stock units are performance-based and present significant upside potential for superior performance.

Fiscal 2014 Performance Stock Units

The performance period for the fiscal 2014 performance stock units began on the first date of fiscal 2014 and ended on the last day of fiscal 2015. For performance stock units granted in fiscal 2014, 0% of the performance stock units would be earned if the threshold level of performance (6% compounded annual growth rate (“CAGR”) in non-GAAP EPS) were achieved but not exceeded; 100% of the performance stock units would be earned if the target level of performance (14% CAGR in non-GAAP EPS) were achieved; and 200% of the performance stock units would be earned if the maximum level of performance (22% CAGR in non-GAAP EPS) were achieved (with actual results linear between the threshold, target, and maximum performance levels). As demonstration of our pay for performance alignment, no payout was achieved under the fiscal 2014 performance stock units as the Company’s non-GAAP EPS over the measurement period was $3.52 and did not meet the threshold level for payout of 6% CAGR.

Fiscal 2015 Performance Stock Units

The performance period for the fiscal 2015 performance stock units began on the first day of fiscal 2015 and will end on the last day of fiscal 2017. The Committee moved to a three-year performance period in order to achieve greater consistency with the results of peer and market surveys which suggested a three year performance period to be more common. To the extent earned, 100% of the performance stock units will vest at the end of the performance period.

The actual number of fiscal 2015 performance stock units that will be earned will be based on a three-step determination by the Committee. In the first step, at the conclusion of the three-year performance period if and only if the Company achieves a three-year cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) goal of $2.5 billion (the “EBITDA Goal”), the fiscal 2015 performance stock units pool will be funded in an amount equal to 200% of the sum of the target awards (the “Maximum Funded Pool”). Our achievement of the EBITDA Goal does not ensure that that fiscal 2015 performance stock units will be earned at the maximum level of 200% because the Committee has retained “negative discretion” to reduce the level of payout based upon the achievement of non-GAAP EPS goals, in addition to the assessment of the Company’s overall business performance, as described in more detail below. If the EBITDA Goal is not achieved, then no fiscal 2015 performance stock units can be earned.

Assuming the maximum pool is funded at 200% upon achievement of the EBITDA Goal, in the second step the Committee will determine the initial payout between 0-200% based on the Company’s non-GAAP EPS CAGR achieved over the performance period based upon threshold, target and maximum non-GAAP EPS ranges established by the Committee. Following this initial payout determination based on non-GAAP EPS, the Committee has discretion to further adjust within these payout ranges based on internal or external factors that impact the non-GAAP EPS (such as a sharp volatility in commodity prices, restructuring or impairment adjustments).

Finally, in the third step the Committee retains ultimate discretion in determining the level of payout within the Maximum Funded Pool based on other factors that are largely immeasurable and do not directly impact the non-GAAP EPS (such as a material change in the economic or competitive landscape, or an unpredicted business disruption).

The design of the fiscal 2015 performance stock units is meant to provide the Committee with greater flexibility within a framework given the difficulties in projecting EPS over the next few years due to the ongoing development and launch of the Company’s cold beverage system. The design of the fiscal 2015 performance stock units was also intended to qualify such awards as “performance-based” under Section 162(m) of the Code.

Restricted Stock Units

For fiscal 2015, approximately 25% of the total value of each Named Executive Officer’s annual equity award was made in the form of restricted stock units, with 22% of our Chief Executive Officer’s annual equity award and 29% of our other Named Executive Officer’s annual equity award comprised of restricted stock units.  Restricted stock units are intended to retain executive officers and reward them for absolute long-term stock price appreciation while providing some value to the recipient even if the stock price declines. Restricted stock units also serve to balance the riskier nature of performance stock units and stock options, and provide a significant incentive to stay with the Company. Restricted stock unit awards granted to our Named Executive Officers in fiscal 2015 will vest in substantially equal installments over three years from the date of grant. The Committee moved to a three-year ratable vesting schedule (from its historical four-year vesting period) to align the vesting schedule of the restricted stock units with the three-year period chosen for the fiscal 2015 performance stock units.

Stock Options

For fiscal 2015, approximately 36% of the total value of each Named Executive Officer’s annual equity award was made in the form of stock options, with 33% of our Chief Executive Officer’s annual equity award and 42% of our other Named Executive Officer’s annual equity awards comprised of stock options.  Stock options’ future realizable value depends upon stock price appreciation above the exercise price set on the grant date, thus rewarding Named Executive Officers for absolute long-term stock price appreciation. Options granted to executive officers in December 2014 at an exercise price of $139.01 were out-of-the-money at fiscal year-end 2015. Options granted to Named Executive Officers in fiscal 2015 vest and become exercisable in substantially equal installments over three years from the date of grant. Similar to the restricted stock units the Committee moved to a three-year ratable vesting schedule (from its historical four-year vesting period) to align the vesting schedule of the options with the three-year period chosen for the fiscal 2015 performance stock units.

Mix of Equity-Based Compensation

When determining the appropriate mix of vehicles for the fiscal 2015 long-term equity incentive grants, the Committee considered a number of factors, including:

•                  Competitive practices among our peer group;

•                  Desire to provide a link between executive compensation and stockholder interests;

•                  Rewarding for performance against internal strategic and financial goals;

•                  Incentivizing retention and continued innovation; and

•                  The tax and accounting implications to the Company of various long-term incentive vehicles and practices.

As a result of this evaluation, as it had in prior years, for fiscal 2015 the Committee set a preliminary equity target mix for Named Executive Officers (other than the Chief Executive Officer) of 1/3 stock options, 1/3 restricted stock units and 1/3 performance stock units. For the Chief Executive Officer, the Committee set a preliminary equity target mix for fiscal 2015 of: 50% performance stock units, 25% restricted stock units, and 25% stock options.

In determining the number of restricted stock units and performance stock units to grant, the target award values for each of the components was divided by the closing price of the Company’s stock on the grant date. In determining the number of stock options to grant, a ratio of 3 options to 1 full value share was applied. The Committee determined that the 3:1 grant ratio was appropriate as it more closely aligned the Company’s option valuation with the long-term industry norm for option valuation in the range of 20%-30%.

The result of applying the option to full value share ratio of 3:1 described above, is that the adjusted equity target mix for Named Executive Officers other than the Chief Executive Officer shifted to 29% performance stock units, 29% restricted stock units, and 42% stock options (from the preliminary equity target mix described above of 1/3, 1/3, 1/3), and the Chief Executive Officer’s adjusted equity target mix shifted to 45% performance stock units, 22% restricted stock units and 33% stock options (from the preliminary equity target mix described above of 50% performance stock units, 25% restricted stock units and 25% stock options).

Throughout this Compensation Discussion and Analysis, including the Summary Compensation Tables, except as otherwise indicated, the grant date fair value of the options reflect the actual Black-Scholes ratio, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). A comparison of the preliminary equity targets and the actual grant valuations is provided in the section entitled “Long-term Equity Incentive Compensation” below.

Principles of Our Executive Compensation Program

The Company’s compensation philosophy is designed to provide the proper incentive, with the right balance of variable performance-based pay, to support the achievement of the Company’s business strategies to be a leader in the beverage and brewer businesses, and to motivate, attract, develop and retain highly talented individuals to execute our business strategies.

Below we summarize certain executive compensation practices — both the practices we have implemented to drive performance, and the practices we have not implemented because we do not believe these practices support our stockholders’ long-term interests:

WHAT WE DO

•                  Pay for Performance — we believe our executive compensation — both pay opportunities and pay actually realized — should be tied to Company performance. On average, in fiscal 2015 over 74% of the total target compensation opportunity for our Named Executive Officers is variable performance-based pay.

•                  Provide Competitive Target Pay Opportunity — we annually benchmark our target and actual compensation levels and relative proportions of the types of compensation against our peer group. We use informed judgment in special cases in order to offer the compensation appropriate to motivate and attract highly talented individuals to enable our long-term growth.

•                  Provide Fixed and Variable Compensation — we provide both fixed and variable compensation opportunities (heavily weighted towards variable compensation for our Named Executive Officers) that are designed to attract, retain and motivate top-performing executives, and align the realization of compensation opportunities with achieving relevant financial and strategic goals.

•                  Provide Equity and Cash Incentives — we provide a combination of equity-based awards and cash incentives to focus executive officers on achieving performance results that drive both annual and long-term sustainable stockholder value.

•                  Include Double-trigger Change-in-Control Provisions — we have double-trigger change-in-control provisions under our 2014 Omnibus Incentive Plan, which generally apply in the event of a change in control of the Company in which awards under the 2014 Omnibus Incentive Plan are assumed by the acquiror.

•                  Include Caps on Payouts under Performance-based Plans — our annual and long-term performance-based awards contain maximum payout provisions that limit the amount that our executive officers can be paid.

•                  Utilize Independent Compensation Consultant — in fiscal 2015 Pay Governance reported directly to the Compensation Committee and did not perform any services to the Company, management or executive officers.

•                  Mitigate Undue Risk-taking in Compensation Programs — our compensation programs for our executive officers contain numerous features that are designed to mitigate undue risk-taking by our executives.

• Require Equity Ownership — our executive officers, including our Named Executive Officers, are required to maintain or exceed specific levels of the Company equity ownership.

•                  Clawbacks — equity awards under our 2014 Omnibus Plan are subject to clawback to the extent required to comply with applicable laws or regulations, and/or the Company’s clawback policy as may be in effect.

WHAT WE DON’T DO

• No Repricing Stock Options — we do not reprice our stock options and would not do so without first receiving stockholder approval.	• No Excise Tax Gross-Ups — we do not provide excise tax gross-ups to our executive officers in the event of a change-in-control.

• No Dividend Equivalents — we do not provide dividend equivalents on unvested equity awards.	• No Significant Perquisites — we do not provide our employees, including Named Executive Officers, with significant perquisites.

• No Purchase on Margin or Hedging — we prohibit our executive officers from engaging in margin, hedging or other similar transactions in the Company’s securities.

Goals and Objectives of Our Executive Compensation Program

The Committee, along with management, has crafted the Company’s executive compensation program based on the following goals:

•                  Tie to stockholder value — the financial performance goals should be drivers of stockholder value over both the short-term and long-term. The annual performance goals have been tied to net sales growth, operating profit and free cash flow. The performance stock units’ vesting is tied to multi-year EPS, as described in more detail below.

•                  Be performance-based — a substantial portion of each executive’s total compensation opportunity should be variable performance-based pay dependent on the achievement of financial performance goals.

•                  Provide competitive pay opportunities — for target performance, use a competitive analysis approach both as to the amount and type of compensation we offer in order to motivate, attract and retain our executive talent (as described in more detail below under “How We Determined Executive Compensation for Fiscal 2015—2015 Competitive Positioning”).

Our executive compensation program is designed to support these goals by using the following principles:

Pay for Performance

The Committee strongly believes that executive compensation — both pay opportunities and pay actually realized — should be tied to Company performance. On average, over 74% of the total target compensation opportunity for our Named Executive Officers is variable performance-based pay. In fiscal 2015, of the total grant-date value provided in the form of long-term equity incentive awards to our Chief Executive Officer, 33% was in the form of stock options, 22% in restricted stock units and 45% in performance stock units. In fiscal 2015, of the total grant-date value provided in the form of long-term equity incentive awards to our Named Executive Officers other than the Chief Executive Officer, 42% was in the form of stock options, 29% in restricted stock units, and 29% in performance stock units.

With respect to stock option awards, no value is created for the executive unless the price of the Company’s stock increases between the date of grant and the date on which the executive exercises the option. With respect to performance stock units, the value in such awards is tied to growth in compounded annual non-GAAP EPS over a two or three-year performance period, with 0% of the performance stock units earned if the threshold level of performance is achieved; 100% of the performance stock units earned if the target level of performance is achieved; and 200% of the performance stock units earned if the maximum level of performance is achieved. With respect to the fiscal 2014 performance stock units, to the extent earned, 50% of the earned award vests following the end of the two-year performance period, and the remaining 50% of any earned award will vest the following year (the third year from grant). With respect to the fiscal 2015 performance stock units, to the extent earned, 100% of the earned award will vest following the end of the three-year performance period. In fiscal 2015, the Committee introduced an EBITDA Goal for the fiscal 2015 performance stock units which must be achieved in order for any amount under the award to be earned. See the section titled “Performance Stock Units — Fiscal 2015 Performance Stock Units” above for a more detailed discussion of the EBITDA Goal component of these awards. The Committee believes that target performance against the compounded annual non-GAAP EPS goals over the established performance period is attainable, yet provides appropriate incentives for the Named Executive Officers to meaningfully grow EPS.

The types and relative proportions of compensation of our Named Executive Officers are aligned with the types and relative proportions of compensation paid by companies in the peer group, which consists of a number of consumer products companies known for their industry leadership and brand recognition, many of which have similar revenue and market capitalization to the Company (described in more detail below).

Providing Competitive Target Pay Opportunity

We annually benchmark our target and actual compensation levels and relative proportions of the types of compensation against our peer group. In addition, we supplement this information with published industry survey data of comparably-sized companies in the consumer products industry taken from the Towers Watson CDB General Industry Executive Compensation Survey (the “Published Survey Data”). For fiscal 2015, to identify comparably-sized companies we used data representative of companies with $5.0 billion in revenue in our industry. We use the Published Survey Data to ensure that our executive compensation opportunities are competitive with the companies against which we compete for talent, as described in more detail below. At the end of the fiscal year, the Committee analyzed company and individual performance against incentive goals to determine the actual amounts that were paid. More information about the peer group and the methodology for the relative size-adjusted levels can be found below under “How We Determined Executive Compensation for Fiscal 2015—Composition and Purpose of the Peer Group” and “How We Determined Executive Compensation for Fiscal 2015—2015 Competitive Positioning”. In addition the Committee, in consultation with the Chief Executive Officer, uses informed judgment in special cases in order to offer the compensation appropriate to attract and retain highly talented executives to enable our long-term growth.

Providing Fixed and Variable Compensation

We provide both fixed and variable compensation opportunities (heavily weighted towards variable compensation for our Named Executive Officers) that are designed to attract, retain and motivate top-performing executives, as well as appropriately align the realization of compensation opportunities with achieving relevant financial and strategic goals.

Providing Equity and Cash Incentives

We provide a combination of equity-based awards and cash incentives to focus executive officers on achieving performance results that drive both annual and long-term sustainable stockholder value.

Requiring Equity Ownership

Our executive officers, including our Named Executive Officers, are required to maintain or exceed specific levels of Company equity ownership in order to improve and maintain alignment of their interests with those of our stockholders. More information about equity ownership guidelines for executive officers can be found below under “Equity Ownership Guidelines for Our Named Executive Officers.”

Overview of Our Executive Compensation Program for Fiscal 2015

During fiscal 2015, the primary elements of compensation opportunities for each of our Named Executive Officers consisted of: base salary, a target annual incentive cash bonus, long-term equity-based incentive awards, and retirement and health and welfare benefits as applicable to employees in general.

The Committee reviews and approves each element of compensation separately and, if necessary, makes adjustments to individual elements of compensation to achieve a total targeted compensation opportunity that is competitive with the labor market in which we compete for executive talent. In its deliberations, the Committee annually reviews for each Named Executive Officer the elements of compensation set forth below, the total estimated payments upon retirement (valued including acceleration of in-the-money equity awards), and the total estimated payments upon involuntary termination from the Company (valued including acceleration of in-the-money equity awards).

Term	Definition	Objective	Key Features
Annual Cash Compensation	Base Salary	Provide a competitive annual fixed level of cash compensation

•                  Generally represents approximately 15% to 34% of target total compensation opportunity of the Named Executive Officer

•                  Adjustments are based on individual performance, internal pay equity and pay relative to the peer group and Published Survey Data

Term	Definition	Objective	Key Features
	Target Annual Cash Incentive Compensation	Motivate and reward executive contributions in producing annual financial results

•                  Generally represents approximately 19% to 23% of target total compensation opportunity of the Named Executive Officer

•                  Annual incentive cash awards for fiscal 2015 were based on three financial metrics: net sales (weighted 20%), non-GAAP operating income (weighted 60%) and free cash flow (weighted 20%)

•                  As discussed above, our Named Executive Officers received no annual incentive bonus for fiscal 2015 based on the Company’s performance

Long-term Equity Incentive Opportunity	Stock Options, Restricted Stock Units and Performance Stock Units(1)	Retain executive officers and align their interests with stockholders

•                  Generally represents approximately 45% to 66% of target total compensation opportunity of the Named Executive Officer

•                  Stock options are used because the value of the award ultimately is based on future stock price increases

•                  Restricted stock units are used in an effort to diversify the types of equity-based awards granted and encourage retention

•                  Performance stock units are used because the value of the award ultimately is tied to internal performance goals and future stock price

	401(k) Retirement Plan	Provide retirement income for employees

•                  The Company provides a match in the 401(k) plan of 100% on the first 1% of eligible compensation, and then 60% on up to the next 5% of eligible compensation, capped at the Internal Revenue Service limits

Retirement Benefit	Non-Qualified Plan

•                  The Company provides an annual deferred compensation benefit for vice presidents and above equal to 4% of the executive’s eligible compensation that exceeds certain Internal Revenue Service limits applicable to the Company’s 401(k) plan

Other Benefits	Health, welfare and other non-cash benefits	Provide health and welfare coverage for employees generally	• Executives generally do not participate in any separate programs not offered to employees generally

(1)         Mr. Kelley’s December 2014 long-term equity incentive grant was comprised of a stock option award valued at 33% of the total award, restricted stock units valued at 22% of the total award and performance stock units valued at 45% of the total award. The other Named Executive Officers’ December 2014 long-term equity incentive grants were comprised of stock option awards valued at 42% of their total awards, restricted stock units valued at 29% of their total awards and performance stock units valued at 29% of their total awards.

Compensation Program and Governance

The following is a summary of our compensation governance highlights to provide a better understanding of the Committee’s pay decisions relative to company performance in fiscal 2015. The framework of our executive compensation program includes the following governance features:

•                  The Committee is comprised solely of independent directors.

•                  The Committee engaged an independent compensation consultant, which in fiscal 2015 was Pay Governance LLC (“Pay Governance”).  Pay Governance was retained directly by the Committee and performed no consulting or other services for the Company or management.

•                  The Committee’s annual review and approval of our compensation strategy includes a review of compensation-related risk management. As more fully described below, the Committee does not believe that the compensation program creates risks that are reasonably likely to have a material adverse effect on the Company.

The Company’s compensation program and related governance features are complemented by several specific elements designed to align our executive compensation with long-term stockholder interests, including:

•                  Equity ownership guidelines for our executive officers, as described below;

•                  A maximum amount payable to executive officers under the annual performance-based incentive program; and

•                  Prohibitions on executive officers engaging in margin, hedging or other similar transactions in the Company’s securities.

Role of the Independent Compensation Consultant & Recommendations by the CEO

Independent Consultant

Pursuant to its charter, the Committee has the sole authority to retain and terminate the services of any outside compensation consultants to the Committee. During fiscal 2015, the Committee retained Pay Governance to provide advice to the Committee on general program design and best practices as well as to assist the Committee in determining the relationship between the program components and the levels of compensation paid to our executive officers and Directors to the peer group companies identified below. During fiscal 2015, Pay Governance made recommendations to the Committee on the forms and mix of compensation. Pay Governance reported directly to the Committee and did not provide any other services to the Company, its management or executive officers. While Pay Governance performed a general competitive review, as requested by the Committee, Pay Governance did not determine the amount or types of compensation awarded or paid with respect to the Company’s executive officers. Pay Governance has provided the Committee with appropriate assurances and confirmation of its independent status. After reviewing information provided by Pay Governance regarding its independence and considering the relevant independence factors pursuant to applicable SEC rules, the Committee believes that Pay Governance has been independent throughout its service to the Committee and that no conflict of interest existed in connection with Pay Governance’s services to the Committee during fiscal 2015.

Towers Watson’s survey data was made available to Pay Governance for use along with their peer group proxy analysis. Towers Watson did not provide any direct services to the Committee.

CEO Recommendations

The compensation of every employee of the Company, including each Named Executive Officer, is influenced in large part by the responsibilities of their position and the need to ensure that employees who have similar job responsibilities are paid equitably, with consideration given for individual performance. During fiscal 2015, Mr. Kelley provided recommendations to the Committee with respect to the total compensation opportunity (comprised of base salary and annual incentive and long-term equity incentive targets) for each Named Executive Officer (other than himself). These recommendations were based on the peer group data and the Published Survey Data reviewed by the Committee and Mr. Kelley’s assessment of the executive’s relative experience, overall performance and impact on the accomplishment of the Company’s financial goals and strategic objectives during the prior year. While the Committee took Mr. Kelley’s recommendations under advisement, it independently evaluated the pay recommendations for each executive and made all final compensation decisions in accordance with its formal responsibilities as defined in its charter. Decisions regarding the compensation of our Chief Executive Officer are made solely by the Committee in executive session, and then approved by the Board in executive session.

How We Determined Executive Compensation for Fiscal 2015

As noted above, the Committee administers the compensation program for the Company’s executive officers, including the Named Executive Officers. The Committee applies the executive compensation principles listed above to the compensation paid or awarded for each individual, and further applies discretion where appropriate to obtain highly talented individuals or to address performance and Company needs.

The Company determined fiscal 2015 compensation opportunities as follows:

•                  With respect to the executive officers, including the Named Executive Officers, Pay Governance compiled a total compensation study of a number of consumer products companies known for their industry leadership and brand recognition, many of which have similar revenue size and marketplace capitalization to the Company, as listed below (“peer group”), based on publicly available information.

•                  Pay Governance also analyzed the Published Survey Data provided by management as well as the peer group study and compiled a report. This report was then presented to and discussed by the Committee in its September 2014 meeting.

•                  Management reviewed and utilized the report by Pay Governance to develop competitive compensation ranges; these ranges were also presented to and discussed by the Committee in its September 2014 meeting.

•                  In November 2014, the Committee reviewed and approved the recommendations of Mr. Kelley regarding the total compensation opportunity for each Named Executive Officer (other than himself) for fiscal 2015 and reviewed and approved the performance metrics under our annual incentive and long-term equity incentive compensation programs.

•                  In November 2014 the Chairperson of the Committee presented to and discussed the Committee’s recommendation with the Board for the Chief Executive Officer’s total compensation opportunity, which the full Board approved.

Following the conclusion of fiscal 2015, in November 2015 the Committee reviewed the performance of the Company against the fiscal 2015 annual incentive plan goals and fiscal 2014 performance stock units’ metrics. As recommended by management and after applying the negative discretion which the Committee had reserved for itself with respect to payout levels in connection with the fiscal 2015 annual incentive plan, the Committee determined that no payouts would be made to the Named Executive Officers under the incentive plan. The Committee also certified that no fiscal 2014 performance stock units had been earned.

Results of 2014”Say-on-Pay” Advisory Vote to Approve Executive Compensation

At the 2014 Annual Meeting, approximately 98% of the votes cast were in favor of the advisory vote to approve executive compensation. This overwhelming level of support was consistent with the prior year’s advisory vote results. After considering this approval, the Committee concluded that no additional actions should be taken beyond those that were part of the normal recurring activity described in the CD&A.

Composition and Purpose of the Peer Group

As one factor used when reviewing appropriate compensation levels for our Named Executive Officers, the Committee examines the compensation data of individuals in similar positions at the peer group companies. The positions at peer group companies are similar in breadth, complexity and scope of responsibility and these companies compete with us for executive talent. The compensation data with respect to the companies in the peer group are compiled and analyzed by our outside compensation consultant on behalf of the Committee. This annual review is designed to ensure that our compensation program and target compensation opportunities are consistent with marketplace practice, which allows us to maintain our ability to attract and retain the level of talent we need to drive long-term, sustainable stockholder value.

When setting the fiscal 2015 target compensation, the peer group companies that the Committee examined consisted of:

Brown-Forman Corporation	The Campbell Soup Company	Coca-Cola Enterprises, Inc.
Constellation Brands	Dr. Pepper Snapple Group	Flowers Foods, Inc.
Hasbro, Inc.	The Hershey Company	Jarden Corporation
Mattel, Inc.	McCormick & Co.	Mead Johnson & Company, LLC
Molson Coors Brewing	The J. M. Smucker Company	Newell Rubbermaid

2015 Competitive Positioning

Our compensation philosophy is to set total compensation opportunities, including base salary, target annual incentives and long-term incentive grant levels, with reference to the Company’s size compared to that of our peer companies and survey data. In fiscal 2014, when determining pay levels for fiscal 2015, the Committee reviewed the 25th percentile, the median, and the 75th percentile data of both our peer group (as reported in their respective most recently filed proxy statements) as well as Towers Watson Survey data for companies with $5 billion in revenue (achieved through a regression analysis and tabular data to adjust the compensation data for the top executive positions in the survey participants from the non-durable goods industry to take account of differences in the total revenue of various companies compared to our total revenue). The Committee reviewed a wider range of data than prior years (the 25th percentile, median, and 75th percentile, rather than focusing on the median) to provide greater flexibility to the Committee when determining the appropriate level of target compensation for each role based on the strategic initiatives of the Company.

Based on this benchmarking, the total target compensation opportunity for each of our Named Executive Officers in fiscal 2015 was generally below the median of the peer group and the median of the Published Survey Data. As the Company continues to grow the Committee will continue to evaluate the appropriate level of the Company’s total compensation opportunities against our peer group and market data, in conjunction with Company performance, to continue to attract and retain the highly talented individuals necessary to enable our long-term growth.

Elements of Compensation of Our Named Executive Officers

We have three elements of total direct compensation: base salary, annual incentive and long-term equity compensation. The vast majority of total direct compensation is performance-based and not guaranteed. We also provide various retirement and benefit programs. A discussion about the key elements of our compensation program follows.

In fiscal 2015, 28% of total direct compensation for Named Executive Officers was comprised of base salary, 0% of total direct compensation for Named Executive Officers was comprised of the annual incentive and 72% of total direct compensation for Named Executive Officers was comprised of long-term equity compensation.

Base Salary

We pay a fixed base salary designed to be a secure base of cash compensation and sufficient to attract and retain highly talented individuals. We develop a salary range for each executive position based on the data mentioned above. These ranges are used as guidelines in determining individual salaries.

Base salaries for the Named Executive Officers are typically recommended by the Chief Executive Officer (other than for himself) and approved by the Committee after consideration of the above-referenced compensation marketplace data and performance factors.

For fiscal 2015 we provided an increase (effective on December 1, 2014) to base salary to the following Named Executive Officers in the following amounts:

Name	Title	Fiscal 2014 Base Salary	% Increase for Fiscal 2015	Fiscal 2015 Base Salary
Michael J. Degnan	Chief Legal Officer, Corporate General Counsel and Secretary	$375,000	10.7%	$415,000
Brian P. Kelley	President and Chief Executive Officer	$990,000	11.1%	$1,100,000
Peter G. Leemputte(1)	Chief Financial Officer and Treasurer	—	—	$670,000
Robert P. Ostryniec	Chief Supply Officer	$550,000	5.1%	$578,000
Frances G. Rathke(2)	Former Chief Financial Officer and Treasurer	$485,000	3.1%	$500,000
John Whoriskey(3)	Former President, U.S. Sales and Marketing	$425,000	4.0%	$442,000

(1) Mr. Leemputte joined the Company as an Executive Advisor in June 2015 and became the Company’s Chief Financial Officer and Treasurer, effective August 17, 2015.

(2) Ms. Rathke stepped down as Chief Financial Officer and Treasurer on August 17, 2015 to become Strategic Advisor to the Chief Executive Officer.  Pursuant to the terms of her transition agreement, Ms. Rathke continued to receive her fiscal 2015 base salary upon becoming Strategic Advisor until her December 31, 2015 departure from the Company.

(3) Mr. Whoriskey transitioned from the position of President — U.S. Sales and Marketing effective September 30, 2015 to become Executive Advisor to the Chief Executive Officer until his December 31, 2015 departure from the Company.

The primary factors that were used in determining these base pay increases were (i) the roles and responsibilities of the executive, (ii) the qualifications, skills and experience level of the executive, (iii) the compensation paid for similar positions by companies in the peer group and Towers Watson’s published survey data, (iv) the compensation trends and conditions in the competitive landscape and (v) each executive’s performance and role in the future success of our business.

Annual Incentive

Our annual incentive is designed to drive the achievement of key business results on an annual basis. It is performance-based and not guaranteed. In fiscal 2015, each Named Executive Officer was entitled to receive an annual cash incentive opportunity under the Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (the “2014 Plan”), under which we grant annual incentive awards. The amount of the annual incentive, if any, is based on the extent to which the specified performance goals, measured independently, are achieved. In fiscal 2015 each Named Executive Officer’s target bonus opportunity was expressed as a percent of base salary.  These target bonus opportunities are established annually for the Named Executive Officer after reviewing data from the peer group and Published Survey Data, as well as the anticipated contributions such Named Executive Officer is expected to make to our Company. In setting these percentages or amounts, the Committee balances the benefits of the program against the risks that it will cause participants to take actions that might involve unnecessary or excessive risk to the Company, while consistent with the achievement of the specified key business goals. The Committee believes that the current balance is appropriate. The focus of these targets is to achieve sustainable, balanced growth in net sales, operating income and free cash flow year over year.

Consistent with prior years, for fiscal 2015 the Committee selected challenging goals under the annual incentive plan of net sales (weighted at 20% allocation), non-GAAP operating income (weighted at 60% allocation) and free cash flow (weighted at 20% allocation). While these goals represented substantial increases from the prior year’s actual results, they were, nonetheless, recommended by management in order to align executives’ compensation with management’s business objectives. The amounts below are in millions:

Metric	% Allocation	Threshold	Target	Maximum	2015 Results (Annualized)
Net Sales	20%	3% Growth ($4,849M)	9% Growth ($5,131M)	15% Growth ($5,414M)	-4% ($4,520M)
Non GAAP Operating Profit	60%	3% Growth ($1,023M)	9% Growth ($1,083M)	15% Growth ($1,142M)	-14%* ($861M)
Free Cash Flow	20%	$200M	$260M	$320M	$344

*                 The Committee certified preliminary fiscal 2015 non GAAP operating profit of $860M (which represented a 15% decline over fiscal 2014 non GAAP operating profit). The final fiscal 2015 non GAAP operating profit is as set forth in the table above.

In order for any payments to be made to Named Executive Officers under the annual incentive plan for fiscal 2015 for a given financial metric, the Company had to achieve at least the threshold performance. In the event the Company’s actual fiscal 2015 capital expenditures were less than $482 million, the Committee retained discretion to reduce otherwise payable awards in connection with the free cash flow metric.  In addition, the Committee retained discretion to reduce otherwise payable awards in the event the Company’s Non-GAAP Operating Profit threshold performance level was not achieved.  Payouts are interpolated for achievement of performance between the threshold, target and maximum goals.

Since our net sales and non-GAAP operating profit were below the threshold goal, but free cash flow exceeded the maximum goal, the overall weighted average payout factor under our short term annual incentive plan was 40% of target. However, based on the overall results of the Company for fiscal 2015, management recommended, and the Committee agreed, to apply discretion to reduce the 40% payout to 0% for our Named Executive Officers. As a result, Named Executive Officers received no annual incentive bonus for fiscal 2015.

Metric	% Allocation	Threshold	Target	Maximum	2015 Payout (Annualized)	Actual 2015 Payout
Net Sales	20%	0%	100%	200%	0%	0%
Non GAAP Operating Profit	60%	0%	100%	200%	0%	0%
Free Cash Flow	20%	0%	100%	200%	200%	0%
Total					40%	0%

For fiscal 2015, the table below shows the target and maximum annual incentive opportunity and the actual annual cash incentive paid to the Named Executive Officers as a result of the Company’s performance.

Name	Title	Base Salary for Fiscal 2015	Target % of Base Salary	Target Annual Incentive Opportunity	Maximum Annual Incentive Opportunity (200% of Target)	Actual Annual Incentive Payment for Fiscal 2015
Michael J. Degnan	Chief Legal Officer, Corporate General Counsel and Secretary	$415,000	60%	$249,000	$498,000	$0
Brian P. Kelley	President and Chief Executive Officer	$1,100,000	130%	$1,430,000	$2,860,000	$0
Peter G. Leemputte(1)	Chief Financial Officer and Treasurer	$670,000	—	—	—	$0
Robert P. Ostryniec	Chief Supply Officer	$578,000	85%	$491,300	$982,600	$0
Frances G. Rathke	Former Chief Financial Officer and Treasurer	$500,000	70%	$350,000	$700,000	$0
John Whoriskey	Former President, U.S. Sales and Marketing	$442,000	70%	$309,400	$618,800	$0

(1)Mr. Leemputte joined the Company as an Executive Advisor in June 2015 and became the Company’s Chief Financial Officer and Treasurer effective August 17, 2015. Under the terms of his employment offer letter, Mr. Leemputte was not eligible for a fiscal 2015 short term annual cash incentive plan bonus.

Long-term Equity Incentive Compensation

Long-term equity compensation opportunities are provided to our Named Executive Officers to provide a link between compensation and stockholder value and to be a valuable retention tool.

The Named Executive Officers are not guaranteed a grant of an equity-based award in any given year. However, the Committee expects that the Named Executive Officers will typically receive annual grants of equity-based awards provided that the performance of each of the Named Executive Officers is in line with the Board and Committee’s expectations (with respect to the Chief Executive Officer’s performance) and with both the Committee’s and the Chief Executive Officer’s expectations (with respect to the other Named Executive Officers’ performance). In determining the overall level of equity-based compensation granted in a given year, the Chief Executive Officer provides recommendations for all Named Executive Officers other than himself, based on a review of the factors under the heading “Compensation Program Philosophy and Governance.” These recommendations are then reviewed and discussed with the Committee, and if agreed, approved by the Committee. In determining the overall level of equity-based compensation granted in a given year for the Chief Executive Officer, the Committee provides its recommendation to the independent members of the Board, based on a review of those same factors. This recommendation is then reviewed and discussed with all independent members of the Board, and if agreed, approved by the Board in executive session.

The Committee has discretion under the 2014 Plan to grant different types of equity-based awards. In fiscal 2015, the Committee approved grants to all of the Named Executive Officers (other than Ms. Rathke who was not entitled to an equity award under the terms of her transition agreement, and Mr. Leemputte who received an equity award upon hire) comprised of a combination of stock options, restricted stock units and performance stock units (with the Chief Executive Officer’s grant approved by the full Board). Consistent with fiscal 2014, in fiscal 2015 the Committee determined that it would continue to include performance stock units in the mix of equity compensation for its executive officers to continue to align executive officers’ incentives with the financial performance of the Company.

For fiscal 2015, as discussed above under, “Mix of Equity-Based Compensation”, the Committee determined that other than for the Chief Executive Officer, the Named Executive Officer’s (other than Ms. Rathke and Mr. Leemputte) equity award would be delivered in a combination of 42% stock options, 29% restricted stock units and 29% performance stock units. For the Chief Executive Officer’s equity award, the Committee determined that it would grant him 33% stock options, 22% restricted stock units and 45% performance stock units, to place even more of Mr. Kelley’s compensation subject to the financial performance of the Company.

For fiscal 2015, stock options, restricted stock units and performance stock units were approved by the Committee in November 2014 and granted on December 1, 2014. In fiscal 2015, the Committee shifted to a three-year ratable vesting period for the stock options and restricted stock units that were granted as part of the annual long-term equity incentive awards, to align the vesting period of such vehicles with the performance period for the fiscal 2015 performance stock units.  To the extent earned based on performance, 100% of the performance stock units granted in fiscal 2015 will vest on the date the Committee certifies performance following the end of the three-year measurement period (which ends on September 30, 2017).

Based on the Company’s multi-year non-GAAP EPS, the performance stock units granted to our Named Executive Officers in fiscal 2014, and whose two-year measurement period ended on September 26, 2015, did not achieve the threshold level performance target of 6% CAGR in non-GAAP EPS during the measurement period.  As a result, 0% of the performance stock units granted in fiscal 2014 were earned.

The grant date value of each equity-based award is designed to deliver a targeted amount of compensation opportunity over the life of the award. This target amount is determined by the Committee (1) after a review of peer group and Published Survey Data previously described, (2) the duties and responsibilities of each Named Executive Officer, (3) the current vested and unvested gain (realized or unrealized) from previous awards and (4) the allocation between annual and long-term incentive payment opportunities.

Below is the annual equity compensation opportunity as a percent of base salary for each of the Named Executive Officers for fiscal 2015:

	Stated Internal Long-term Incentive Opportunity for Fiscal 2015		Actual Reported Long-term Incentive Opportunity for Fiscal 2015(1)
Name	as % of Annual Base Salary	$ Value	as % of Annual Base Salary	$ Value
Michael J. Degnan	120%	$498,000	138%	$572,344
Brian P. Kelley	409%	$4,500,000	455%	$5,004,043
Peter G. Leemputte(2)	—	—	—	—
Robert P. Ostryniec	200%	$1,156,000	230%	$1,328,414
Frances G. Rathke(3)	—	—	—	—
John Whoriskey	120%	$530,400	138%	$609,389

(1) After application of the 3:1 option to full value share ratio described above under “Mix of Equity Based Compensation”.

(2) Omits a new hire award of restricted stock units with a grant date fair value of $560,000 granted to Mr. Leemputte on June 1, 2015. Under the terms of his employment offer letter, Mr. Leemputte was not eligible for a fiscal 2015 long-term annual equity compensation award.

(3) Pursuant to the terms of her transition agreement, Ms. Rathke was not eligible for a fiscal 2015 long-term annual equity compensation award.

Other Compensation:

Potential Payments upon a Termination

In fiscal 2015 the Committee amended and restated its change in control severance benefit plan (the “A&R Change in Control Plan”), which replaced the 2008 Change-in-Control Severance Benefit Plan, for certain designated executive officers and key employees. In fiscal 2015 the Committee also adopted a severance benefit plan (the “2015 Severance Benefit Plan”) for certain designated executive officers and key employees.  When making compensation decisions for the Named Executive Officers, the Committee generally does not consider the potential payments that may be made in the future to the Named Executive Officers in the event of a termination of employment, whether or not in connection with a change in control. The Committee believes the A&R Change in Control Plan and 2015 Severance Benefit Plan attract and retain high quality executives, and during a period in which a change in control is contemplated or pending is intended to keep them focused on their responsibilities. Ms. Rathke and Mr. Whoriskey each have a separate transition agreement under which certain payments upon termination are provided.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that is currently available to all U.S. and Canadian employees who have completed 30 days of employment and whose customary employment is more than 20 hours a week. This plan allows each qualifying employee, through a payroll deduction, to purchase the Company’s common stock every six months at a price, discounted by 15%, from the lower of the closing price of such stock at the first or last day of each six-month period.

Defined Contribution Plans (401(k))

The Company’s 401(k) plan is a defined contribution plan available to all eligible U.S.-based employees. Each Named Executive Officer is eligible to participate in the plan applicable to him or her on the same basis as employees generally. These plans include a Company matching contribution to encourage employees to save additional funds for retirement. The Company matching contribution is provided on the same basis to the Named Executive Officers as all other participants in the applicable plan.

In September 2014 the Board approved the adoption of the Keurig Green Mountain Non-Qualified Plan, effective January 1, 2015, to retain and attract talent and improve the competitiveness of our benefits platform. The Non-Qualified Plan provides additional retirement benefits to select executives by providing for an annual deferred compensation benefit equal to 4% of the executive’s compensation that exceeds certain Internal Revenue Service limits applicable to the Company’s 401(k) plan.

Deferred Compensation Plan

The Company has adopted a deferred compensation plan to provide an opportunity for eligible persons to save for future financial needs out of their own compensation at little cost to the Company. To date the administrator of the plan has only designated Directors as eligible participants, although under the terms of the plan the administrator could also designate highly compensated or management employees. Accordingly, no Named Executive Officers deferred any compensation under the plan for fiscal 2015.

Perquisites

In fiscal 2015, the Company offered only nominal perquisites to certain Named Executive Officers that are not generally available to all employees.

Welfare Plans

We offer a health care plan that provides medical, vision, dental and prescription drug coverage for all regular full-time and part-time (scheduled at least 20 hours per week) employees. We also offer group life insurance and short- and long-term disability plans that cover all regular full-time employees. We also offer a Wellness Reimbursement Program. The purpose of these plans is to provide competitive basic benefits to our employees and to help to attract and retain employees by offering a comprehensive package of benefits. The Named Executive Officers participate in these plans on the same basis as all other regular full-time employees.

Performance-Based Compensation and Risk

The Committee considers risk as well as motivation when establishing performance criteria. During fiscal 2015, the Committee reviewed all of the Company’s incentive compensation plans to determine whether the Company’s compensation policies and practices foster risk taking above the level of risk associated with the Company’s business model. In the course of its examination, the Committee evaluated:

•                  The balance of performance-based compensation and the quality and sustainability of performance;

•                  The relative proportions of annual and long-term incentives;

•                  The relationship between performance criteria for annual and long-term incentive awards;

•                  Competitive practices; and

•                  Equity retention requirements.

On the basis of this review, the Committee determined that the Company’s incentive compensation plans are appropriately structured and do not create risks that are reasonably likely to have a material adverse effect on the Company.

Performance-Based Compensation - Section 162(m)

Pursuant to Section 162(m) of the Code, compensation paid to certain executive officers, other than a company’s chief financial officer, in excess of $1,000,000 is not deductible unless it qualifies as “performance-based compensation.” The Committee annually reviews and considers the impact of Section 162(m) when designing the cash and equity incentive compensation programs for the Company’s executive officers. The Committee believes that the Company’s best interests are served by not restricting the Committee’s discretion and flexibility in designing the compensation programs, even if such programs may results in certain non-deductible compensation expenses.

Notwithstanding the Committee’s general philosophy of remaining flexible in designing our compensation programs, the compensation paid to our Named Executive Officers pursuant to our cash-based annual and our long-term equity incentive programs is generally designed to qualify as “performance-based compensation” for purposes of Section 162(m). Base salaries and time-based restricted stock units do not qualify as “performance-based compensation” pursuant to the requirements of Section 162(m). From time to time, the Committee may and has, and reserves the right to, award or approve compensation that is not deductible under Section 162(m). In addition, the application of Section 162(m) is complex and may change over time (with potentially retroactive effect) and, accordingly, there can be no guarantee that all compensation intended to qualify as performance-based compensation will so qualify.

Equity Ownership Guidelines for Our Named Executive Officers

We believe our executive officers should be invested in the success of the Company, and thus the Committee adopted equity ownership guidelines for executive officers, including our Named Executive Officers, in September 2011, which became effective in March 2012. In September 2013, the Committee reviewed our equity ownership guidelines as compared to those of the peer group companies and increased the equity ownership guideline for our Chief Executive Officer from five times his annual base salary to six times his annual base salary. In March 2014, the Committee again reviewed our equity ownership guidelines of our executive officers as compared to those of the peer group companies and increased the equity ownership guidelines for all executive officers that are direct reports to the Chief Executive Officer to three times their annual base salary. Our current equity ownership guidelines for our executive officers are as follows:

Role	Value of Company Equity to be Owned
Chief Executive Officer	6.0 times base salary
Other Named Executive Officers	3.0 times base salary
Other Officers	2.0 or 3.0 times base salary

Equity owned by an executive officer for purposes of these guidelines includes (1) Common Stock allocated to the officer’s 401(k) plan/Keurig Canada Retirement Savings Plan account, (2) other shares of Common Stock which are beneficially owned directly by the officer, (3) shares underlying unvested restricted stock units, and (4) shares underlying “earned” but unvested performance stock units. It excludes all options to purchase shares of Common Stock, whether in-the-money, vested, or unvested. All executive officers (other than Mr. Leemputte) have five years from the March 2014 re-set to meet these guidelines; Mr. Leemputte has five years from his August 2015 appointment as an executive officer to meet this guideline. Executive officers’ equity ownership is reviewed at least annually by the Committee. Based on the closing price of our Common Stock on January 11, 2016, all of our current Named Executive Officers satisfy the current guidelines or are within the five year grace period.

Summary Compensation Tables

The following tables provide information concerning compensation for the Company’s Chief Executive Officer, Chief Financial Officer and the other Named Executive Officers for fiscal 2015, 2014, and 2013, as applicable.  Fiscal 2015 ended on September 26, 2015.

Name	Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Michael J. Degnan (6)	Chief Legal Officer & Corporate General Counsel	2015	408,076	0	331,956	240,388	0	10,400	990,820
		2014	362,116	0	1,749,931	215,362	366,750	8,274	2,702,433

Brian P. Kelley (7)	President and Chief Executive Officer	2015	1,080,962	0	3,374,746	1,629,297	0	9,869	6,094,874
		2014	966,807	0	2,999,948	1,723,063	1,923,400	3,962	7,617,180
		2013	744,231	600,000	7,699,969	2,800,454	1,172,163	356,734	13,373,551

Peter G. Leemputte (8)	Chief Financial Officer and Treasurer	2015	219,038	400,000	559,978	0	0	0	1,179,016

Robert P. Ostryniec (9)	Chief Product Supply Officer	2015	573,155	0	770,394	558,020	0	34,695	1,936,264
		2014	550,001	0	733,392	631,795	762,025	12,800	2,690,013
		2013	52,885	150,000	1,000,024	0	68,776	0	1,271,685

Frances G. Rathke (10)	Executive Advisor and Former Chief Financial Officer and Treasurer	2015	497,405	0	0	0	0	10,400	507,805
		2014	480,620	0	484,982	417,825	553,385	7,800	1,944,612
		2013	463,431	0	467,959	234,474	515,970	7,500	1,689,334

John Whoriskey (11)	Former President, U.S. Sales & Marketing	2015	439,058	0	353,364	256,025	0	10,058	1,058,505
		2014	405,674	0	283,346	244,110	415,650	5,237	1,354,017

(1)               Mr. Kelley received a one-time sign-on bonus of $600,000 in fiscal year 2013 related to the bonus opportunity forfeited as a result of his resignation from his prior employer, which was subject to repayment if Mr. Kelley resigned without good reason during his first year of employment. Mr. Leemputte received a one-time bonus of $400,000 in fiscal 2015 to be applied toward relocation expenses. Mr. Ostryniec received a one-time sign-on bonus of $150,000 in fiscal 2013 to be applied toward relocation expenses.

(2)               This column reflects the grant date fair value of the restricted stock units and performance stock units, determined in accordance with FASB ASC Topic 718 for all awards. Grants of performance stock units and restricted stock units on December 6, 2013 were made under the 2014 Plan, subject to stockholder approval of the underlying 2014 Plan. Stockholders approved the 2014 Plan on March 6, 2014. For purposes of the grant date fair value of the restricted stock units and performance stock units shown in this column that were granted on December 6, 2013 but subject to subsequent stockholder approval of the 2014 Plan, it reflects the grant date fair value of such awards as of the December 6, 2013 grant date, and not the March 6, 2014 date of stockholder approval. The closing price of a share of our Common Stock on December 6, 2013 was $71.30; on March 6, 2014 the closing price of a share of our Common Stock was $107.12. The underlying valuation assumptions for restricted stock units and performance stock units are further disclosed in notes 2 and 15 to our audited financial statements filed with our Annual Report on Forms 10-K for the fiscal year ended September 26, 2015, September 27, 2014, and September 28, 2013. Pursuant to SEC rules, the amounts shown exclude the impact of forfeitures related to service-based vesting conditions.  In fiscal 2014, the value of performance stock units awarded on the December 6, 2013 grant date, assuming the highest level of performance conditions were achieved, were as follows: Mr. Kelley: $3,999,930; Ms. Rathke: $484,983; Mr. Ostryniec: $733,392; Mr. Whoriskey: $283,346; Mr. Degnan: $249,978. In fiscal 2015, the value of performance stock units awarded on the December 1, 2014 grant date, assuming the highest level of performance conditions were achieved, were as follows: Mr. Kelley: $4,499,754; Mr. Ostryniec: $770,394; Mr. Whoriskey: $353,364; Mr. Degnan: $331,956.  Mr. Leemputte and Ms. Rathke did not receive an award of performance stock units in fiscal 2015.

(3)               This column represents the grant date fair value of option awards made during each of fiscal 2015, 2014 and 2013 as calculated pursuant to FASB ASC Topic 718 and using the Black-Scholes model. The underlying valuation assumptions for option awards are further disclosed in notes 2 and 15 to our audited financial statements filed with our Annual Report on Forms 10-K for the fiscal year ended September 26, 2015, September 27, 2014, and September 28, 2013. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)               Reflects the total amounts earned for the relevant fiscal year under the annual incentive plan. For fiscal 2014, it reflects annual incentive plan payouts at actual performance of 163.0% of target. For fiscal 2015, it reflects that no annual incentive plan payout (0%) was made to any of the Named Executive Officers.

(5)               The following table provides details for the “All Other Compensation” column in the table above for fiscal 2015:

Name	US 401(k) Plan ($)	Relocation Benefit ($) (12)	Total ($)
Michael J. Degnan	10,400	—	10,400
Brian P. Kelley	9,869	—	9,869
Peter G. Leemputte	—	—	—
Robert P. Ostryniec	10,400	24,295	34,695
Frances G. Rathke	10,400	—	10,400
John Whoriskey	10,058	—	10,058

(6)               Mr. Degnan became a Named Executive Officer in fiscal year 2014.

(7)               Mr. Kelley joined the Company as President and Chief Executive Officer effective December 3, 2012.

(8)               Mr. Leemputte joined the Company as an Executive Adviser on June 1, 2015, becoming the Chief Financial Officer and Treasurer on August 17, 2015.

(9)               Mr. Ostryniec joined the Company as Chief Product Supply Officer effective August 26, 2013.

(10)         Ms. Rathke transitioned from the position of Chief Financial Officer and Treasurer to become Strategic Advisor to the CEO on August 17, 2015. Ms. Rathke departed from the Company on December 31, 2015.

(11)         Mr. Whoriskey became a Named Executive Officer in fiscal year 2014. Mr. Whoriskey transitioned from the position of President, U.S. Sales and Marketing to become Executive Advisor to the CEO on September 30, 2015. Mr. Whoriskey departed from the Company on December 31, 2015.

(12)         Mr. Ostryniec was reimbursed $24,295 of relocation expenses in fiscal 2015.

Grants of Plan-Based Awards in Fiscal 2015

The following table provides information on potential payouts under our annual incentive plan and long-term equity-based awards (stock options, restricted stock units and performance stock units under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (the “2006 Plan”) and 2014 Plan) to our Named Executive Officers with respect to awards or grants made in fiscal 2015.

										All Other Stock Awards:	All Other Option Awards:	Exercise Price of	Grant Date Fair
	Plan Name or		Date of Committee/ Board	Estimated Potential Payouts Under Non-equity Incentive Plan ($) (1)			Estimated Potential Payouts Under Equity Incentive Plan (#) (2)			Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Options Awards ($ per Share)	Value of Stock and Option Awards
Name	Type of Grant	Grant Date	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	(3)	(4)	(5)	($) (6)
Michael J. Degnan	Short-Term Incentive Plan	9/29/2014	11/20/2014	0	249,000	498,000
	Stock Options	12/1/2014	11/20/2014								3,582	139.01	240,388
	Restricted Stock	12/1/2014	11/20/2014							1,194			165,978
	Performance Share Units	12/1/2014	11/20/2014				0	1,194	2,388				165,978
Brian P. Kelley	Short-Term Incentive Plan	9/28/2014	11/20/2014	0	1,430,000	2,860,000
	Stock Options	12/1/2014	11/20/2014								24,278	139.01	1,629,297
	Restricted Stock	12/1/2014	11/20/2014							8,092			1,124,869
	Performance Share Units	12/1/2014	11/20/2014				0	16,185	32,370				2,249,877
Peter G. Leemputte	Short-Term Incentive Plan	N/A	N/A	0	0	0
	Restricted Stock	6/1/2015	4/23/2015							6,494			559,978
Robert P. Ostryniec	Short-Term Incentive Plan	9/28/2014	11/20/2014	0	491,300	982,600
	Stock Options	12/1/2014	11/20/2014								8,315	139.01	558,020
	Restricted Stock	12/1/2014	11/20/2014							2,771			385,197
	Performance Share Units	12/1/2014	11/20/2014				0	2,771	5,542				385,197
Frances G. Rathke (7)	Short-Term Incentive Plan	9/28/2014	11/20/2014	0	350,000	700,000
John Whoriskey	Short-Term Incentive Plan	9/28/2014	11/20/2014	0	309,400	618,800
	Stock Options	12/1/2014	11/20/2014								3,815	139.01	256,025
	Restricted Stock	12/1/2014	11/20/2014							1,271			176,682
	Performance Share Units	12/1/2014	11/20/2014				0	1,271	2,542				176,682

(1)       These figures represent threshold, target and maximum annual bonus opportunities under the annual incentive plan. There were no actual payout amounts earned by any Named Executive Officer for fiscal 2015. For a description of the performance targets relating to the annual bonuses, please refer to the section titled “Compensation Discussion and Analysis—Elements of Compensation of Our Named Executive Officers—Annual Cash Incentive Compensation” above.

(2)       All performance stock unit grants in fiscal 2015 were made under the 2014 Plan. These figures represent the threshold, target and maximum numbers of performance stock units that may be realized under the grant of performance stock units made to such Named Executive Officer in December 2014. To the extent earned, 100% of the performance stock units granted in fiscal 2015 are scheduled to vest following the three-year measurement period which ends on September 30, 2017 on the date the Compensation Committee certifies performance following the end of the measurement period (the “vesting date”).

(3)       All restricted stock unit grants in fiscal 2015 were made under the 2014 Plan. Restricted stock units are scheduled to vest, with the exception of the at-hire award granted to Mr. Leemputte in June 2015, one-third on each of the first three anniversaries of the grant date. One hundred percent (100%) of Mr. Leemputte’s June 1, 2015 at-hire restricted stock unit grant is scheduled to vest on the third anniversary of the grant date.

(4)       All option grants in fiscal 2015 were made under the 2014 Plan. Stock options are scheduled to vest and become exercisable ratably in three equal annual installments beginning on the first anniversary of the grant date. The options remain exercisable for 10 years from the grant date.

(5)       The exercise price of each option is the closing price of a share of common stock on the date the stock option was granted.

(6)       This column shows the grant date value of stock options as calculated pursuant to FASB ASC Topic 718 and using the Black-Scholes model (in the case of options) and the fair market value of a share of common stock on the grant date (in the case of restricted stock units and performance stock units).  For information on the valuation assumptions, please refer to notes 2 and 15 of the Company’s financial statements in the Form 10-K for the year ended September 26, 2015. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(7)       Ms. Rathke did not receive any equity grants during fiscal 2015 Ms. Rathke stepped down as Chief Financial Officer and Treasurer on August 17, 2015 to become Strategic Advisor to the Chief Executive Officer.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information on the holdings of stock options, restricted stock units and performance stock units by the Named Executive Officers as of September 26, 2015, the last day of fiscal 2015.

		Option Awards				Stock Awards
								Equity Incentive Plan Awards:
Name	Grant Date	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (2) (3) (4) (5)	Market value of shares or units of stock that have not vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (6)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(7)
Michael J. Degnan	3/12/2009	5,625		9.14	3/12/2019
	3/11/2010	7,200		30.79	3/11/2020
	3/10/2011	3,800		61.71	3/10/2021
	3/22/2012	2,312	771	54.12	3/22/2022	115	6,385
	3/7/2013	1,774	1,774	51.56	3/7/2023
	4/1/2013	1,394	1,395	57.47	4/1/2023	943	52,355
	12/6/2013	1,314	3,945	71.30	12/6/2023	1,315	73,009
	8/25/2014					11,177	620,547
	12/1/2014		3,582	139.01	12/1/2024	1,194	66,291	1,194	66,291
Brian P. Kelley	12/3/2012	53,975	53,976	37.81	12/3/2022	55,541	3,083,636
	12/6/2013	10,519	31,557	71.30	12/6/2023	10,519	584,015
	12/1/2014		24,278	139.01	12/1/2024	8,092	449,268	16,185	898,591
Peter G. Leemputte	6/1/2015					6,494	360,547
Robert P. Ostryniec	8/26/2013					5,785	321,183
	12/6/2013	3,857	11,571	71.30	12/6/2023	3,858	214,196
	12/1/2014		8,315	139.01	12/1/2024	2,771	153,846	2,771	153,846
Frances G. Rathke	6/14/2007	94,500		5.32	6/14/2017
	3/13/2008	77,400		6.09	3/13/2018
	3/12/2009	54,450		9.14	3/12/2019
	3/11/2010	19,800		30.79	3/11/2020
	3/10/2011	15,500		61.71	3/10/2021
	3/22/2012	12,472	4,158	54.12	3/22/2022	623	34,589
	3/7/2013	3,307	3,308	51.56	3/7/2023	2,269	125,975
	12/6/2013	2,550	7,653	71.30	12/6/2023	2,551	141,632
John Whoriskey	3/10/2011	1,125		61.71	3/10/2021
	3/22/2012	905	906	54.12	3/22/2022	90	4,997
	4/23/2012	753	754	44.26	4/23/2022	92	5,108
	3/7/2013	1,114	2,229	51.56	3/7/2023
	12/6/2013		4,471	71.30	12/6/2023	1,449	80,448
	12/1/2014		3,815	139.01	12/1/2024	1,271	70,566	1,271	70,566

(1)         All options granted on December 1, 2014 vest and become exercisable ratably in three equal annual installments beginning on the first anniversary of the grant date.  All options granted prior to December 1, 2014 vest and become exercisable ratably in four equal annual installments beginning on the first anniversary of the grant date.

(2)         All restricted stock units granted on December 1, 2014 vest and become exercisable ratably in three equal annual installments beginning on the first anniversary of the grant date.  All restricted stock units granted prior to December 1, 2014, with the exception of the award granted to Mr. Degnan on August 25, 2014, vest and become exercisable ratably in four equal annual installments beginning on the first anniversary of the grant date.  The award granted to Mr. Degnan on August 25, 2014 and the award granted to Mr. Leemputte on June 1, 2015, vest on the third anniversary of grant.

(3)         Market value is determined by multiplying the number of restricted stock units by $55.52, the closing price of a share of our common stock on September 25, 2015, the last trading day of fiscal 2015.

(4)         Unvested shares excludes final 50% of the shares earned under the fiscal 2013 performance stock unit grants which paid out at the maximum performance level (120% of target). 50% of the shares vested upon achievement of the performance targets on November 20, 2014 and the remaining 50% vested on November 20, 2015. The number of shares that vested on November 20, 2015 from the fiscal 2013 performance shares was: for Mr. Kelley 55,541, for Mr. Degnan 1,130 and for Ms. Rathke 2,723.

(5)         Unvested shares excludes any awards under the fiscal 2014 performance stock unit grants. The Compensation Committee determined on November 16, 2015 that the threshold performance level was not achieved and no awards were earned.

(6)         Reflects the target level of fiscal 2015 performance stock units. Assuming the EBITDA Goal is achieved: none of the performance stock units will be earned if the threshold level of performance is achieved, 100% of the performance stock units will be earned if the target level of performance is achieved, and 200% of the performance stock units will be earned if the maximum level of performance is achieved. To the extent earned, performance stock units granted in fiscal 2015 are scheduled to vest following the end of the measurement period (September 30, 2017): 100% of the earned performance stock units will vest following the end of the measurement date.

(7)         Market value is determined by multiplying the number of performance stock units granted at target level by $55.52, the closing price of a share of our common stock on September 25, 2015, the last trading day of fiscal 2015.

Option Exercises and Stock Vested in Fiscal 2015

The following table provides information regarding option exercises and vesting of stock awards during fiscal 2015.  Except as noted below, these options and stock awards were granted in prior fiscal years and are not related to performance in fiscal 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired Upon Exercise (#) (1)	Value Realized on Exercise ($) (2)	Number of Shares Acquired on Vesting (#) (3)	Value Realized on Vesting ($) (4)
Michael J. Degnan	—	—	2,155	179,711
Brian P. Kelley	—	—	109,959	10,024,855
Peter G. Leemputte	—	—	—	—
Robert P. Ostryniec	—	—	4,177	324,463
Frances G. Rathke	212,450	11,534,579	5,332	463,261
John Whoriskey	1,490	79,633	787	101,767

(1)         Represents the total number of shares which were exercised before any withholding of shares to pay the exercise price and taxes.

(2)         Value realized on exercise is based on the market price upon exercise minus the exercise price (the grant price).

(3)         Represents the number of restricted stock units that vested during fiscal 2015, and includes the remaining 50% of the shares earned for the fiscal 2013 performance stock unit awards (whose measurement period ended on September 27,

2014) which vested on November 20, 2015 of: 55,541 for Mr. Kelley; 1,130 for Mr. Degnan; and 2,723 for Ms. Rathke.

(4)         Represents (i) the number of restricted stock units that vested multiplied by the closing price of the Company’s Common Stock on NASDAQ as of the vesting date which was: for Mr. Kelley, $135.91 on December 3, 2014; for Ms. Rathke and Messers. Kelley, Ostryniec, Whoriskey and Degnan, $134.21 on December 6, 2014; for Mr. Ostryniec, $52.56 on August 26, 2015; for Mr. Whoriskey, $134.45 on December 15, 2014; for Ms. Rathke and Messers. Whoriskey and Degnan, $122.95 on March 22, 2015; for Mr. Whoriskey, $113.55 on April 23, 2015; for Mr. Degnan, $112.65 on April 1, 2015; and for Ms. Rathke, $126.24 on March 7, 2015; (ii) for Ms. Rathke and Messrs. Kelley and Degnan the number of performance stock units that vested multiplied by $47.44, which was the closing price of the Company’s Common Stock on NASDAQ as of the November 20, 2015 vesting date.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table provides information regarding deferred cash award payouts during fiscal 2015. These deferred cash awards were granted in prior fiscal years and are not related to performance in fiscal 2015.

Name	Executive Contributions in Last FY($)	Registrant Contributions in Last FY($)	Aggregate Earnings in Last FY($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE($)
Michael J. Degnan (1)	—	—	—	10,460	20,920
Brian P. Kelley	—	—	—	—	—
Peter G. Leemputte	—	—	—	—	—
Robert P. Ostryniec	—	—	—	—	—
Frances G. Rathke	—	—	—	—	—
John Whoriskey (1)	—	—	—	13,140	26,280

(1)         In March 2013 Mr. Whoriskey and Mr. Degnan each received a deferred cash award that vests in four equal installments over a four year period, subject to the recipient’s continued employment.  The second tranche of the deferred cash award vested in March 2015.

Potential Payments upon Termination or Change in Control

Impact of the Merger Agreement

Following the date of the Original Filing, as discussed above, Keurig entered into the Merger Agreement with Acorn and Sub.  Assuming the Merger is consummated, the compensation that may be paid or become payable to the Named Executive Officers is different than the amounts set forth herein. For a complete description of the amounts and types of compensation that may be paid or become payable to the Named Executive Officers that is based on or otherwise relates to the Merger, we refer you to section entitled “The Merger—Interests of Directors and Executive Officers in the Merger—Golden Parachute Compensation,” beginning on page 67, including the table entitled “Golden Parachute Payment” and accompanying footnotes, included within the definitive proxy statement on Schedule 14A related to the special meeting to adopt the Merger Agreement filed by the Company with the Securities and Exchange Commission on January 12, 2016.

Change in Control

All of our Named Executive Officers, other than Ms. Rathke, were participants in the A&R Change in Control Plan as of the last day of fiscal 2015. Mr. Kelley is a Level I participant in the A&R Change in Control Plan, and Messrs. Degnan, Leemputte, and Ostryniec are Level II participants in the A&R Change in Control Plan.  Mr. Whoriskey was a Level II participant in the A&R Change in Control Plan until he stepped down as President, U.S. Sales and Marketing following the end of fiscal 2015. As disclosed above, Ms. Rathke stepped down as an executive officer in August 2015, and she is only entitled to receive the consideration and benefits provided for in the event of a change in control under the terms of her transition agreement.

Under the terms of the A&R Change in Control Plan, upon a participant’s “qualifying termination” (which is defined to mean a participant’s involuntary termination without cause or a participant’s voluntary termination for good reason during the three months preceding or the twelve months following a change in control, as more specifically defined in the A&R Change in Control Plan), the participant is entitled to receive termination payments equal to: (i) three times, for a Level I participant, or two times, for a Level II participant, an amount equal to such participant’s base salary plus bonus (as defined in the A&R Change in Control Plan); plus (ii) such participant’s pro rata target annual incentive bonus; plus (iii) such participant’s earned but unpaid salary.  All participants are also eligible for payment of COBRA premiums up to, in the case of both Level I and Level II participants, eighteen months.

The A&R Change in Control Plan deems a “change in control” to occur upon (i) any person becoming the “beneficial owner” of 35% or more of the equity securities of the Company (provided that if a person becomes the “beneficial owner” of 35% or more but less than 50% of the equity securities of the Company, no “change in control” shall be deemed to have occurred if within fifteen (15) days of being advised that such ownership level has been reached, a majority of the incumbent Directors then in office adopt a resolution approving the acquisition of that level of securities ownership by such person); (ii) there is consummated a reorganization, merger or consolidation involving the Company, or a sale or other disposition of all or substantially all of the assets of the Company (each, a “business combination”) unless (a) following such business combination the persons who were beneficial owners continue to own more than 50% of the equity securities of the entity resulting from such business combination, (b) no person beneficially owns 35% or more of the equity securities of the entity resulting from such business combination, except to the extent that such ownership existed prior to the business combination, and (c) at least a majority of the members of the board of directors (or the equivalent) resulting from such business combination were incumbent Directors at the time of the execution of the initial agreement, or of the action of the Board, providing for such business combination; or (iii) the stockholders of the Company approve a complete liquidation or dissolution of the Company.

Notwithstanding the foregoing, to the extent required for the A&R Change in Control Plan to comply with Section 409A of the Code, or as applied to any other plan or program of the Company that references this definition, a “change in control” shall not be deemed to have occurred unless it also qualifies as a change in ownership or effective control of the Company or a change in ownership of a substantial portion of the assets of the Company (as defined in Treasury Regulation Section 1.409A-3(i)(5)) (it being understood that, in any such case, subsection (i) of the definition shall be interpreted as if the Board did not have the discretion contemplated by such subsection).

Severance Plan

All of our Named Executive Officers, other than Ms. Rathke, were participants in the 2015 Severance Benefit Plan (the “Severance Benefit Plan”) as of the last day of fiscal 2015. Mr. Kelley is a Level I participant in the Severance Benefit Plan, and Messrs. Degnan, Leemputte, and Ostryniec are Level III participants in the Severance Benefit Plan.  Mr. Whoriskey was a Level III participant in the 2015 Severance Benefit Plan until he stepped down as President, U.S. Sales and Marketing following the end of fiscal 2015. Ms. Rathke was not a participant in the Severance Benefit Plan, and she is only entitled to receive the consideration and benefits provided for her under the terms of her transition agreement.

The Severance Benefit Plan provides that upon a participant’s “qualifying termination” (which is defined to mean a participant’s involuntary termination without cause or, in the case of a Level I participant only, a participant’s voluntary termination for good reason, as more specifically defined in the Severance Benefit Plan), the participant is entitled to receive termination payments equal to: (i) for a Level I participant, one and one-half times the participant’s base salary plus bonus (as defined in the Severance Benefit Plan); and for Level III participants, an amount equal to one times such participant’s base salary; plus (ii) for all participants, such participant’s pro rata earned annual incentive bonus; plus (iii) for all participants, such participant’s earned but unpaid salary.  All participants are also eligible for payment of COBRA premiums up to, in the case of Level I participant, eighteen months, and, in the case of Level III participants, twelve months.

Annual Incentive Plan

All of the Named Executive Officers, other than Mr. Leemputte, participated in the short-term annual incentive plan in fiscal 2015. Generally, participants employed on the payment date in December 2015 were eligible to receive a cash incentive for the year. If an employee retires or is permanently disabled, or is involuntarily terminated without cause, he or she generally receives, at the time other payments are made under the plan, a pro rated incentive based on actual Company performance and the portion of the fiscal year actually worked. If an employee dies, he or she generally receives, within 30 days of death, a pro rated incentive bonus based on the individual’s target goal and the portion of the fiscal year actually worked. As discussed above, no amounts were paid to our Named Executive Officers under the short-term annual incentive plan in fiscal 2015.

Equity Plans

All of the Named Executive Officers other than Ms. Rathke participated in the Company’s equity plans in fiscal 2015.

Our prior 2006 Plan provides for accelerated vesting of outstanding awards upon the occurrence of a change in control (i.e., a “single trigger”) in certain limited circumstances. Specifically, if there is a “Covered Transaction” in which outstanding equity awards will not be assumed, substituted or cashed-out, each equity award requiring exercise will become fully exercisable, and the delivery of shares of stock deliverable under each outstanding Restricted or Performance Stock Unit award will be accelerated and such shares will be delivered, prior to the Covered Transaction, in each case on a basis that gives the holder of the award a reasonable opportunity to participate as a stockholder in the Covered Transaction. For this purpose a “Covered Transaction” is any of (i) a consolidation, merger, or similar transaction or series of related transactions, including a sale or other disposition of stock, in which the Company is not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding Common Stock by a single person or entity or by a group of persons and/or entities acting in concert, (ii) a sale or transfer of all or substantially all the Company’s assets, or (iii) a dissolution or liquidation of the Company.

The 2014 Plan does not contain any provision requiring single trigger vesting acceleration in the event of a change in control. If there is a “Change of Control Transaction,” the administrator may (but need not) provide for the assumption or continuation of some or all outstanding awards or any portion thereof; grant new awards in substitution thereof; provide for a “cash-out” with respect to some or all awards or any portion thereof; or provide that any award requiring exercise will become exercisable in full or part, and that any delivery of shares of stock under the award be accelerated in full or in part, to participate as a stockholder in the Change in Control Transaction. If an award does not automatically terminate, unless the administrator otherwise determines, and the participant’s employment terminates within 12 months following a Change of Control Transaction for any reason other than cause, all awards held by that participant will vest and become exercisable upon such termination. For this purpose a “Change in Control Transaction” is any of (i) a consolidation, merger, or similar transaction or series of related transactions, including a sale or other disposition of stock, in which the Company is not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding Common Stock by a single person or entity or by a group of persons and/or entities acting in concert, (ii) a sale or transfer of all or substantially all the Company’s assets, or (iii) a dissolution or liquidation of the Company. Where a Change of Control Transaction involves a tender offer that is reasonably expected to be followed by a merger described in clause (i) (as determined by the administrator), the Change of Control Transaction will be deemed to have occurred upon consummation of the tender offer. For purposes of any of the provisions of the 2014 Plan providing for the acceleration of vesting of an award, within twelve months following a Change of Control Transaction, a Change of Control Transaction requires an ownership change such that either (i) there is a change in the composition of a majority of the members of the Board immediately prior to the consummation of the transaction or (ii) the ownership of more than 50% of the equity securities entitled to vote generally in the election of directors after the consummation of the transaction is held by persons other than those who owned such equity securities prior to the transaction, as determined by the Board.

Notwithstanding the foregoing, for participants in the A&R Change in Control Plan (which included all of our Named Executive Officers as of the last day of fiscal 2015 other than Ms. Rathke), upon a participant’s “qualifying termination” (which is defined to mean a participant’s involuntary termination without cause or a participant’s voluntary termination for good reason during the three months preceding or the twelve months following a change in control, as more specifically defined in the A&R Change in Control Plan) (i) each Company stock option or other stock-based award held by the participant prior to the Change of Control that is assumed or substituted for in the Change in Control and that is not otherwise vested and, if applicable, exercisable shall be vested (and, in the case of an award requiring exercise, exercisable) not later than immediately prior to the Change in Control; and (ii) in the case of performance stock units, if the qualifying termination occurs prior to the measurement date (as defined in the applicable award agreement) 100% of the target award (as defined in the applicable award agreement) of such performance stock units shall be deemed to have been “earned”.

Quantification of Payments upon Termination or Change in Control

The following tables and footnotes describe the potential payments to Named Executive Officers upon termination of employment or a change in control of the Company as of September 26, 2015.

The tables do not include:

•                  Compensation or benefits previously earned by the Named Executive Officers or equity awards that are fully vested; or

•                  the value of any benefits (such as retiree health coverage, life insurance, and disability coverage) provided on the same basis to substantially all other employees in the country in which the Named Executive Officer works.

In calculating the payments in the tables below, we have applied the following assumptions:

•                  The event or events triggering the payment obligation occurred on September 25, 2015, the last business day of our most recently completed fiscal year;

•                  Stock options are assumed to have cashed out on September 25, 2015, the last business day of the fiscal year, and were valued using the difference between the closing price of our stock on that day, which was $55.52 per share, and the exercise price of the option, multiplied by the number of shares outstanding;

•                  Restricted stock units and performance stock units are assumed to have vested on September 25, 2015, the last business day of the fiscal year, and were valued at the closing price of our stock on that day, which was $55.52 per share. Accelerated vesting of performance stock units is assumed to have occurred at target level performance, except for the performance stock units granted in fiscal 2014. For the fiscal 2014 performance stock units the calculations reflect that 0% of the target was earned;

•                  Change in control figures assume there was a transaction that constituted a Change of Control Transaction or Covered Transaction (as defined in the 2014 Plan or 2006 Plan, as applicable) which resulted in accelerated vesting under the 2014 Plan or 2006 Plan, as applicable, as of September 25, 2015, the last business day of the fiscal year, and use the option and stock unit valuation paradigms described above;

•                  For the Named Executive Officers that are parties to the A&R Change in Control Plan, payments made in connection with such plan will be made regardless of the application of Sections 280G and 4999 of the Code; provided, however, that if the total of all the payments to a participant made in connection with such Change-in-Control Plan, after reduction for all federal taxes (including taxes under Section 4999 of the Code, if applicable), would be increased by the limitation or elimination of any payment, such payment will be reduced to the extent necessary to maximize the participant’s total after tax payments. For purposes of the amounts set forth below payable upon a change in control to the Named Executive Officers, we have assumed that no reduction will be made to such amounts; and

•                  The same assumptions were used for valuing health care benefits that we use for our financial reporting under GAAP.

Michael J. Degnan	Cash Severance Payments ($)	Acceleration of Equity ($) (1)	Health and Welfare ($)	Outplacement Services ($)	Total Termination and CIC Payments ($)
Termination without cause or for good reason	415,000	424,793	15,504	0	855,297
Termination without cause or for good reason in connection with a change in control	1,328,000	892,982	23,256	0	2,244,238
Death	249,000	892,982	0	0	1,141,982
Disability	0	0	0	0	0
Change in control	0	66,844	0	0	66,844

(1)         Includes stock options, restricted stock units and performance stock units. For purpose of valuing the equity awards, we assumed that all equity vested on the terms described above and cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date, $55.52

Brian P. Kelley	Cash Severance Payments ($)	Acceleration of Equity ($) (1)	Health and Welfare ($)	Outplacement Services ($)	Total Termination and CIC Payments ($)
Termination without cause or for good reason	3,795,000	2,013,464	31,608	0	5,840,072
Termination without cause or for good reason in connection with a change in control	7,590,000	5,971,425	31,608	0	13,593,033
Death	1,430,000	5,971,425	0	0	7,401,425
Disability	0	4,039,551	0	0	4,039,551
Change in control	0	4,039,551	0	0	4,039,551

(1)         Includes stock options, restricted stock units and performance stock units. For purpose of valuing the equity awards, we assumed that all equity vested on the terms described above and cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date, $55.52

Peter G. Leemputte	Cash Severance Payments ($)	Acceleration of Equity ($) (1)	Health and Welfare ($)	Outplacement Services ($)	Total Termination and CIC Payments ($)
Termination without cause or for good reason	670,000	98,690	21,360	0	790,050
Termination without cause or for good reason in connection with a change in control	2,546,000	360,547	32,040	0	2,938,587
Death	0	360,547	0	0	360,547
Disability	0	0	0	0	0
Change in control	0	0	0	0	0

(1)         Includes stock options, restricted stock units and performance stock units. For purpose of valuing the equity awards, we assumed that all equity vested on the terms described above and cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date, $55.52

Robert P. Ostryniec	Cash Severance Payments ($)	Acceleration of Equity ($) (1)	Health and Welfare ($)	Outplacement Services ($)	Total Termination and CIC Payments ($)
Termination without cause or for good reason	578,000	235,772	15,504	0	829,276
Termination without cause or for good reason in connection with a change in control	2,138,600	843,071	23,256	0	3,004,927
Death	491,300	843,071	0	0	1,334,371
Disability	0	0	0	0	0
Change in control	0	321,183	0	0	321,183

(1)         Includes stock options, restricted stock units and performance stock units. For purpose of valuing the equity awards, we assumed that all equity vested on the terms described above and cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date, $55.52

Frances G. Rathke	Cash Severance Payments ($)	Acceleration of Equity ($) (1)	Health and Welfare ($)	Outplacement Services ($)	Total Termination and CIC Payments ($)
Termination without cause or for good reason(2)	1,053,385	424,793	21,360	25,000	1,524,538
Termination without cause or for good reason in connection with a change in control(3)	1,403,385	892,982	21,360	25,000	2,342,727
Death	350,000	892,982	0	0	1,242,982
Disability	0	0	0	0	0
Change in control	0	66,844	0	0	66,844

(1)         Includes stock options, restricted stock units and performance stock units. For purpose of valuing the equity awards, we assumed that all equity vested on the terms described above and cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date, $55.52

(2)         Pursuant to the terms of her transition agreement, as amended, the Company could only terminate Ms. Rathke for gross misconduct prior to the termination date.

(3)         Pursuant to the terms of her transition agreement, as amended, if a change in control occurred prior to her termination date, her employment would terminate on the earlier of 60 days following the change in control and December 31, 2015.

John Whoriskey	Cash Severance Payments ($)	Acceleration of Equity ($) (1)	Health and Welfare ($)	Outplacement Services ($)	Total Termination and CIC Payments ($)
Termination without cause or for good reason(2)	442,000	203,226	14,136	0	659,362
Termination without cause or for good reason in connection with a change in control	1,502,800	203,226	21,204	0	1,727,230
Death	309,400	250,270	0	0	559,670
Disability	0	0	0	0	0
Change in control	0	28,690	0	0	28,690

(1)         Includes stock options, restricted stock units and performance stock units. For purpose of valuing the equity awards, we assumed that all equity vested on the terms described above and cashed out on the last business day of the fiscal year, using the closing price of our common stock on such date, $55.52

(2)         Pursuant to the terms of his transition agreement, the Company could only terminate Mr. Whoriskey for gross misconduct prior to the termination date.

Director Compensation

NON-EMPLOYEE DIRECTORS’ COMPENSATION IN FISCAL 2015

Name(1) (a)	Fees Earned or Paid in Cash ($) (b)(2)	Stock Awards ($) (c)(3)	All Other Compensation ($) (d)	Total ($) (e)
Barbara D. Carlini	$115,750	$119,986	$563	$236,299
Jules A. del Vecchio(4)	$25,500	0	0	$25,500
John D. Hayes	$110,435	$119,986	$563	$230,984
Susan S. Kilsby	$116,120	$119,986	$563	$236,669
José Octavio Reyes Lagunes	$109,750	$119,986	$563	$230,299
A.D. David Mackay	$122,750	$119,986	$563	$243,299
Michael J. Mardy	$128,381	$119,986	$563	$248,930
Hinda Miller	$117,066	$119,986	$563	$237,615
Dave E. Moran	$112,750	$119,986	$563	$233,299
Robert A. Steele	$112,750	$119,986	$563	$233,299
Norman H. Wesley	$309,250	$119,986	$563	$429,799

(1)         Mr. Kelley is a Company employee and therefore receives no compensation for his services as a Director. The compensation paid to Mr. Kelley is shown under “Executive Compensation” in the table entitled “Summary Compensation Table — 2015, 2014 and 2013” and the related explanatory tables.

(2)         Director cash compensation for non-employee Directors in fiscal 2015 was as follows:

	As of February 1, 2015	Prior to February 1, 2015
Annual Cash Retainer (all non-employee Directors)	$95,000	$90,000
Additional Annual Cash Retainer for Chairman of the Board	$200,000	$150,000
Additional Annual Cash Retainer for Committee Chairs
• Audit Committee	$20,000	$20,000
• Compensation Committee	$15,000	$15,000
• Governance and Nominating Committee	$10,000	$10,000
• Sustainability Committee	$10,000	$10,000
Per Meeting Fee – Regularly Scheduled Meeting	$2,000	$2,000
Per Meeting Fee – Special Meeting	$1,000	$1,000

(3)         The annual equity grant to non-employee Directors in fiscal 2015 was $120,000 (comprised of restricted stock units which fully vested on the date of grant).  The amounts shown in this column represent the aggregate grant date fair values of the restricted stock units awarded to each of the non-employee Directors on January 30, 2015.

(4)         Mr. del Vecchio retired from the Board effective January 29, 2015. During fiscal 2015 he received a pro rata portion of the $90,000 annual cash retainer and fees for Board and committee meetings (in each case in effect at the time of service) attended.

Fees Earned or Paid in Cash (Column (b))

The amounts reported in the Fees Earned or Paid in Cash column reflect the cash fees paid to each non-employee Director in fiscal 2015, whether or not such fees were deferred. Ms. Miller deferred $90,066 of her fiscal 2015 cash compensation into 1,191 phantom stock units (which are included in the phantom stock units column in the table set forth below), and Mr. Hayes deferred $85,935 of his fiscal 2015 cash compensation into 1,153 phantom stock units (which are included in the phantom stock units column in the table set forth below). Phantom stock units are credited to each Director’s account under the Amended and Restated 2002 Deferred Compensation Plan (the “Deferred Compensation Plan”) on the last day of each calendar month, with the number of phantom stock units determined by dividing the amount of cash fees deferred in such month by the closing price of the Company’s stock on the last day of such calendar month.

Stock Awards (Column (c))

The amounts reported in the Stock Awards column reflect the grant date fair value of stock awards granted to each non-employee Director in fiscal 2015, calculated in accordance with the provisions of FASB ASC Topic 718, whether or not such awards were deferred. The grant date fair value for restricted stock units is measured based on the closing fair market value of the Company’s common stock on the date of grant. The value of dividends paid on the stock underlying the stock awards reflected in this column is reported in the All Other Compensation column and not in the Stock Awards column.

Each non-employee Director, other than Mr. del Vecchio, received a grant of 979 restricted stock units on January 30, 2015. The grant date fair value of these restricted stock units, as determined under FASB ASC Topic 718, was $122.56 per share for an aggregate grant date fair value of $119,986 per grant. The restricted stock units granted to our non-employee

Directors were fully vested as of the date of grant. Each of Mr. Wesley and Mr. Hayes deferred their respective grant of 979 restricted stock units into 979 phantom stock units under the Deferred Compensation Plan.

The following table shows the number of shares subject to outstanding and unexercised option awards, the number of shares subject to unvested restricted stock units, and the number of phantom stock units held by each of the non-employee Directors as of September 26, 2015.

Name	Unvested Restricted Stock Unit Awards (#)	Option Awards (#)	Phantom Stock Units (#)
Barbara D. Carlini	84	124,302	30,907
John D. Hayes	0	633	1,634
Susan S. Kilsby	0	633	0
José Octavio Reyes Lagunes	0	0	0
A.D. David Mackay	0	1,654	0
Michael J. Mardy	84	33,402	0
Hinda Miller	84	1,684	18,328
Dave E. Moran	84	64,857	0
Robert A. Steele	0	637	0
Norman H. Wesley	165	5,237	2,996

All Other Compensation (Column (d))

The amounts reported in the All Other Compensation column reflect the value of dividends paid on the stock underlying the stock awards included in the Stock Awards column, as such dividends were not factored into the grant date fair value reported for the stock award. All Other Compensation for all non-employee Directors other than Mr. del Vecchio consists of a cash dividend of $0.2875 per share (which the director could elect to reinvest pursuant to the Company’s dividend reinvestment plan) paid on each of April 30, 2015 and July 30, 2015, on all 979 restricted stock units granted on January 30, 2015.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(3)	Weighted- average exercise price of outstanding options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(5)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,598,364	$44.99	9,212,702
Equity compensation plans not approved by security holders(2)	17,481	$35.24	—
Total	2,615,845	$44.92	9,212,702

(1) Includes the 1999 Stock Option Plan of the Company, the 2000 Stock Option Plan of the Company, the 2006  Plan, the Deferred Compensation Plan, the 2014 Amended and Restated Employee Stock Purchase Plan and the 2014 Plan. See Note 16,Employee Compensation Plans, of the Consolidated Financial Statements included in this Annual Report.

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

(5) Includes 7,004,297 shares remaining available under the 2014 Omnibus Plan, 1,861,973 shares remaining available under the 2014 Amended and Restated Employee Stock Purchase Plan, and 346,432 shares remaining available under the Deferred Compensation Plan. The 2014 Omnibus Plan uses a fungible stock pool under which each share issued pursuant to an option or stock appreciation right reduces the number of shares available by one share, and each share issued pursuant to awards other than options or stock appreciation right reduces the shares available by 1.704 shares. Assumes shares will be issued at maximum award level (200%) for outstanding performance stock units granted in fiscal 2015 (and whose performance period had not ended as of September 26, 2015).

Security Ownership of Certain Beneficial Owners and Management

We have listed below, as of January 19, 2016 (except as otherwise indicated), the beneficial ownership of Keurig common stock by (a) each of our directors, (b) each of our “named executive officers,” (c) all of our directors and executive officers as a group and (d) each person known by us to be the beneficial owner of more than five percent of the number of outstanding shares of Keurig common stock. The table is based on information we received from the directors, executive officers and filings made with the SEC. We are not aware of any other beneficial owner of more than five percent of the number of outstanding shares of Keurig common stock as of January 19, 2016. Unless otherwise indicated, each of our directors and “named executive officers” has (a) the same business address as Keurig and (b) sole investment and voting power over all of the shares that he or she beneficially owns. All share numbers have been rounded to the nearest whole number.

Name	Amount and Nature of Beneficial Ownership of Common Stock(1)		Percent of Class(2)
The Coca-Cola Company	25,868,016	(3)	17.3
FMR LLC	20,433,994	(4)	13.7
Robert P. Stiller	12,131,686	(5)	8.1
Eminence Capital, LP	10,660,612	(6)	7.1
The Vanguard Group	9,285,707	(7)	6.2
Named Executive Officers
Brian P. Kelley†	230,633		*
Michael J. Degnan(8)	30,210		*
Peter G. Leemputte	5,000		*
Robert P. Ostryniec	17,425		*
Frances G. Rathke(9)	357,279		*
John Whoriskey(10)	16,520		*
Directors
Norman H. Wesley(11)	43,110		*
Barbara D. Carlini(12)	172,599		*
John D. Hayes(13)	12,350		*
A.D. David Mackay(14)	63,353		*
Michael J. Mardy	45,566		*
Hinda Miller(15)	110,408		*
David E. Moran	72,646		*
José Octavio Reyes Lagunes	16,443		*
Susan Saltzbart Kilsby	16,135		*
Robert A. Steele	7,632		*
All directors and executive officers as a group (17 persons)	875,191		*

* Less than 1%

† Also a director

(1)         Includes the following shares of common stock that are issuable to named executive officers and directors upon the exercise of Stock Options and the vesting of RSUs that are vested as of, or will vest within 60 days of, January 19, 2016:

Name	Shares Underlying Stock Options	Shares Underlying RSUs
Named Executive Officers
Brian P. Kelley†	110,094	—
Michael J. Degnan	26,815	—
Peter G. Leemputte	—	—
Robert P. Ostryniec	10,486	—
Frances G. Rathke	23,988	1,134
John Whoriskey	13,298	—
Directors
Norman H. Wesley	4,237	—
Barbara D. Carlini	124,302	—
John D. Hayes	633	—
A.D. David Mackay	1,654	—
Michael J. Mardy	33,402	—
Hinda Miller	1,129	—
David E. Moran	64,302	—
José Octavio Reyes Lagunes	—	—
Susan Saltzbart Kilsby	633	—
Robert A. Steele	637	—
All directors and executive officers as a group (17 persons)	400,161	986

† Also a director

(2) The percentage calculations set forth in the table are based on 149,480,058 shares of common stock outstanding on January 19, 2016. Shares of Keurig common stock issuable upon the exercise of Stock Options and the vesting of RSUs that are vested as of, or will vest within 60 days of, January 19, 2016, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such Stock Options and RSUs, but are not deemed outstanding for computing the percentage ownership of any other persons.

(3) This information is based solely upon a review of the Schedule 13D/A filed by The Coca-Cola Company with the SEC on December 7, 2015, which stated that, as of December 6, 2015, Atlantic Industries, an indirect wholly-owned subsidiary of The Coca-Cola Company, had shared voting and dispositive power over 25,868,016 shares. According to such Schedule 13D/A, the principal business address of The Coca-Cola Company is One Coca-Cola Plaza, Atlanta, Georgia 30313.

(4) This information is based solely upon a review of the Schedule 13G/A filed by FMR LLC with the SEC on February 13, 2015, which stated that, as of December 31, 2014, FMR LLC had sole voting power over 1,083,187 shares and sole dispositive power over 20,433,994 shares. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. According to such Schedule 13G/A, the principal business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(5) This information is based solely upon a review of the Schedule 13G/A filed by Robert P. Stiller with the SEC on February 9, 2015, which stated that, as of December 31, 2014, Mr. Stiller had sole voting and dispositive power over 10,842,583 shares and shared voting and dispositive power over 1,289,104 shares. According to such Schedule 13G/A, the principal business address of Mr. Stiller is c/o Sunrise Management Services, LLC, 180 Battery Street, Suite 250, Burlington, Vermont 05401.

(6) This information is based solely upon a review of the Schedule 13G filed by Eminence Capital, LP with the SEC on November 30, 2015. Such Schedule 13G stated that, as of November 19, 2015, Eminence Capital LP had shared voting and dispositive power over 10,658,752 shares, which includes 6,176,952 shares and 4,481,800 shares obtainable upon exercise of options, Eminence GP, LLC had shared voting and dispositive power over 8,940,152 shares, which includes 5,180,452 shares and 3,759,700 shares obtainable upon exercise of options, and Ricky C. Sandler had sole voting and dispositive power over 1,860 shares and shared voting and dispositive power over 8,940,152 shares, which includes 5,180,452 shares and 3,759,700 shares obtainable upon exercise of options. Such shares and options are held for the accounts of certain partnerships and funds, a separately managed account and certain family accounts and other related accounts, as further described in such Schedule 13G. Mr. Sandler is the Chief Executive Officer of Eminence Capital, LP and the Managing Member of Eminence GP, LLC and may be deemed to have voting and dispositive power with respect to the common stock and options directly owned by such funds, separately managed account, family accounts and other accounts. According to such Schedule 13G, the principal business address of Eminence GP, Eminence Capital and Mr. Sandler is 65 East 55th Street, 25th Floor, New York, New York 10022.

(7) This information is based solely upon a review of the Schedule 13G filed by Vanguard Group Inc. with the SEC on February 10, 2015, which stated that, as of December 31, 2014, The Vanguard Group had sole voting power over 213,886 shares, sole dispositive power over 9,083,771 shares and shared dispositive power over 201,936 shares. According to such Schedule 13G, the principal business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(8) Includes 112 shares of common stock which have been allocated to an account established for Mr. Degnan under Keurig’s 401(k) plan and over which he exercises sole voting power.

(9) Includes 1,477 shares of common stock which have been allocated to an account established for Ms. Rathke under Keurig’s 401(k) plan and over which she exercises sole voting power and 109,992 shares of common stock which have been contributed to the Frances Rathke 2012 Irrevocable Grantor Trust for the benefit of her spouse and children, over which she has sole voting power but no dispositive power.

(10) Includes 112 shares of common stock which have been allocated to an account established for Mr. Whoriskey under Keurig’s 401(k) plan and over which he exercises sole voting power.

(11) Includes 3,013 phantom stock units deferred under the 2002 Deferred Compensation Plan and 10,000 shares of common stock held by the Wesley GST Exempt Trust for the benefit of his children; Mr. Wesley is investment advisor for the trust.

(12) Includes 29,582 phantom stock units deferred under the 2002 Deferred Compensation Plan.

(13) Includes 2,594 phantom stock units deferred under the 2002 Deferred Compensation Plan.

(14) Includes 10,000 shares of common stock held by Mr. Mackay’s spouse and 13,000 shares of common stock held by a trust account for the benefit of his children.

(15) Includes 6,814 phantom stock units deferred under the 2002 Deferred Compensation Plan.

Item 13.                                       Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Persons Transactions

The Audit Committee has adopted a written policy for approval or ratification of transactions between the Company and its Directors, Director nominees, executive officers, greater than five percent beneficial owners and their respective immediate family members, where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a single calendar year (our “Related Party Transaction Policy”). A copy of our Related Party Transaction Policy is available on the Corporate Governance page of our website at http://investor.keuriggreenmountain.com/corporate-governance.cfm.

Our Related Party Transaction Policy provides that the Audit Committee reviews transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Audit Committee takes into account, among other factors it deems appropriate:

•                  The related person’s interest in the transaction;

•                  The approximate dollar value of the amount involved in the transaction;

•                  The approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•                  Whether the transaction was undertaken in the ordinary course of business of the Company;

•                  Whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

•                  The purpose of, and the potential benefits to the Company of, the transaction; and

•                  Any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

In addition, if the Chief Executive Officer, Chief Financial Officer, General Counsel or Corporate Secretary becomes aware of a transaction that was not previously approved or ratified under this policy but should have been considered under the terms of the policy, the Audit Committee has delegated authority to the Chair of the Audit Committee to ratify transactions if it is not practicable for the Company to wait for the entire Audit Committee to consider the matter. A summary of any new transactions ratified by the Chair is provided to the Audit Committee for its review in connection with its next scheduled meeting.

The Audit Committee has considered and adopted standing pre-approvals under the policy for limited transactions with related persons. Pre-approved transactions include:

•                  Employment as an executive officer, subject to conditions;

•                  Any compensation paid to a Director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of SEC Regulation S-K;

•                  Any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer or Director) or beneficial owner of less than ten percent of that company’s equity, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company’s total annual revenue; and

•                  Any transaction where the related person’s interest arises solely from the ownership of the Company’s Common Stock and all holders of the Company’s Common Stock received the same benefit on a pro rata basis, such as dividends.

A summary of new transactions covered by the standing pre-approvals is provided to the Audit Committee for its review at each regularly scheduled Audit Committee meeting.

Related-Person Transactions since the Beginning of Fiscal 2015

On March 3, 2015, the Company, under its repurchase program, completed the repurchase of 5,231,991 shares of common stock from Luigi Lavazza S.p.A. (“Lavazza”) for an aggregate purchase price of $623.6 million. The price per share was $119.18, which represented a 3.0% discount off the closing price of the Company’s common stock on February 20, 2015, which was the business day immediately preceding the entry into the stock repurchase agreement between the Company and Lavazza. Prior to the repurchase, Lavazza held more than 5% of the Company’s issued and outstanding common stock.  This transaction was reviewed and approved by the Audit Committee in accordance with our Related Party Transaction Policy.

Director Independence

Under The NASDAQ Stock Market (“NASDAQ”) rules (the “NASDAQ Rules”) and the Company’s Corporate Governance Principles, the Board must consist of a majority of independent Directors. In making independence determinations, the Board observes NASDAQ criteria and considers all relevant facts and circumstances. At the Board’s meeting in December 2015, the Board determined that other than Brian P. Kelley all of our Directors are “independent directors” as such term is defined by the NASDAQ Rules.

Item 14.                                       Principal Accounting Fees and Services

Principal Accountant Audit Fees and Services Fees

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for fiscal year 2015. Fees (including reimbursements for out-of-pocket expenses) paid to PricewaterhouseCoopers LLP for services in fiscal 2015 and 2014 were as follows:

	2015	2014
Audit Fees	$3,716,378	$3,356,022
Audit-Related Fees	—	—
Tax Fees	$800,163	$180,000
All Other Fees	—	—

Audit Fees

This category includes fees associated with the annual audit and the audit of internal control over financial reporting, the reviews of the Company’s Quarterly Reports on Form 10-Q, and the statutory audits required internationally.

Audit-Related Fees

This category consists of services that are reasonably related to the performance of the audit or review of financial statements and are not included in “Audit Fees.” These services principally include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions, information systems audits and other attest services.

Tax Fees

This category consists of fees for tax services, including tax compliance, tax advice and tax planning.

All Other Fees

This category consists of services that are not included in the above categories and primarily include advisory services.

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

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has considered and adopted standing pre-approvals under the policy for limited transactions with related persons. Pre-approved transactions include:

•                  Employment as an executive officer, subject to conditions;

•                  Any compensation paid to a Director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of SEC Regulation S-K;

•                  Any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer or Director) or beneficial owner of less than ten percent of that company’s equity, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company’s total annual revenue; and

•                  Any transaction where the related person’s interest arises solely from the ownership of the Company’s Common Stock and all holders of the Company’s Common Stock received the same benefit on a pro rata basis, such as dividends.

A summary of new transactions covered by the standing pre-approvals is provided to the Audit Committee for its review at each regularly scheduled Audit Committee meeting.

The Company’s management is responsible for the preparation and presentation of complete and accurate financial statements. The independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), is responsible for performing an independent audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and for issuing a report on its audit. The Audit Committee oversees and monitors the Company’s management and the independent registered public accounting firm throughout the financial reporting process.

In performing its oversight role, the Audit Committee has reviewed and discussed with management of the Company the Company’s audited financial statements for fiscal 2015. Management represented to the Audit Committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”). The Audit Committee has also discussed with PwC the matters required to be discussed by PCAOB Auditing Standard No. 16, Communications with Audit Committees. The Audit Committee has received the written disclosures and the letter from PwC as required by applicable requirements of the PCAOB regarding their communication with the Audit Committee concerning independence, and has discussed with them their independence from the Company. The Audit Committee also has considered whether, and to what extent, if any, the fact that PwC may, from time-to-time, provide non-audit services to the Company, is compatible with maintaining the auditors’ independence and has discussed this with PwC.

Based on the review and discussions referred to above, and subject to the limitations on the role and responsibilities of the Audit Committee in its Charter, the Audit Committee recommended to the Board that the Company’s audited financial statements for fiscal 2015 be included in its Annual Report on Form 10-K for the fiscal year ended September 26, 2015 for filing with the SEC. Such report was filed with the SEC on November 18, 2015.

In selecting the appropriate independent registered public accounting firm, the Audit Committee considers factors such as the firm’s qualifications, familiarity with the Company’s industry, and performance.  Based upon this evaluation, the Audit Committee has appointed PwC as the independent registered public accounting firm of the Company for fiscal 2016.  If the Merger is not consummated, the Audit Committee intends to submit such recommendation to the Company’s stockholders for ratification (but not for approval) at the Company’s 2016 Annual Meeting.

PART IV

Item 15.             Exhibits and Financial Statement Schedules

(b). Exhibits

Exhibit No.	Exhibit Title
2.1

Agreement and Plan of Merger, dated as of December 6, 2015, by and among Acorn Holdings B.V., Maple Holdings Acquisition Corp., JAB Holdings B.V. and Keurig Green Mountain, Inc. (incorporated herein by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed December 8, 2015). †

3.1

Restated Certificate of Incorporation dated November 10, 2011 (incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011).

3.1.1

Certificate of Amendment to Restated Certificate of Incorporation, dated April 3, 2012 (incorporated herein by reference to Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).

3.1.2

Certificate of Amendment to Restated Certificate of Incorporation, dated March 6, 2014 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 10, 2014).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

3.2.1	Amendment to the Amended and Restated Bylaws of the Company, dated March 7, 2014. (incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed on March 10, 2014).

3.2.2

Second Amendment to the Amended and Restated By-Laws of Keurig Green Mountain, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K filed December 8, 2015).

4.1

Amended and Restated Credit Agreement dated as of June 9, 2011 among Green Mountain Coffee Roasters, Inc., Bank of America, N.A., and the other lender parties thereto (incorporated herein by reference to Exhibit 4.1 in the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 25, 2011).

4.1.1

Amendment No. 1, dated as of March 13, 2012, to that certain Amended and Restated Credit Agreement, dated as of June 9, 2011, among Green Mountain Coffee Roasters, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 4.1 in the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).

4.2

Credit Agreement dated as of June 29, 2015, among Keurig Green Mountain, Inc., Keurig Trading Sàrl, Bank of America, N.A., as administrative agent, the lenders listed therein and the other agents named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2015).

10.1

Amended and Restated Lease Agreement, dated November 6, 2007 between Pilgrim Partnership L.L.C. and Green Mountain Coffee, Inc. (incorporated herein by reference to Exhibit 10.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007).

10.2

Lease Agreement dated November 15, 2005 between Pilgrim Partnership, LLC and the Company (incorporated herein by reference to Exhibit 10.21 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

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

10.6

Agreement of Sale dated June 2, 2008 by and between MS Plant, LLC and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.7

Settlement and License Agreement dated October 23, 2008 by and between Keurig, Incorporated and Kraft Foods Inc., Kraft Foods Global Inc., and Tassimo Corporation (incorporated herein by reference to Exhibit 10.27 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

10.8

Share Purchase Agreement dated November 13, 2009 by and between Timothy’s Coffees of the World, Inc., World Coffee Group S.á.r.l., Green Mountain Coffee Roasters, Inc. and Timothy’s Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K filed on November 13, 2009).

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

10.11

Amendment dated May 18, 2011 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.34 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011).

10.12

Second Amendment dated February 23, 2012 to Common Stock Purchase Agreement dated August 10, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended March 24, 2012).

10.13

Third Amendment dated February 21, 2015 to the Common Stock Purchase Agreement dated August 10, 2010, by and between Keurig Green Mountain, Inc. and Luigi Lavazza S.p.A. (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2015).

10.14

Registration Rights Agreement dated September 28, 2010 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.29 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

10.15

Common Stock Purchase Agreement dated May 6, 2011 by and between Luigi Lavazza S.p.A. and Green Mountain Coffee Roasters. Inc. (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on May 6, 2011).

10.16

Common Stock Purchase Agreement, dated as of March 28, 2014, by and between Keurig Green Mountain, Inc. and Luigi Lavazza S.p.A. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2014).

10.17

Stock Repurchase Agreement, dated as of February 21, 2015, by and between Keurig Green Mountain, Inc. and Luigi Lavazza S.p.A. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2015).

10.18

Common Stock Purchase Agreement, dated as of February 5, 2014, by and between Green Mountain Coffee Roasters, Inc. and Atlantic Industries (incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 5, 2014).

10.19	1999 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.38 in the Company’s Quarterly Report on Form 10-Q for the 16 weeks ended January 16, 1999).*

10.20	2000 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.105 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*

10.21	Keurig, Incorporated 2005 Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on June 22, 2006).*

10.22

Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Plan. (incorporated herein by reference to Exhibit 10.6 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).*

10.23

Amendment to Green Mountain Coffee Roasters, Inc. Employee Stock Ownership Plan. (incorporated herein by reference to Exhibit 10.6.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).*

10.24

Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust (incorporated herein by reference to Exhibit 10.114 in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000).*

10.25

Loan Agreement by and between the Green Mountain Coffee Roasters, Inc., Employee Stock Ownership Trust and Green Mountain Coffee, Inc., made and entered into as of April 16, 2001 (incorporated herein by reference to Exhibit 10.118 in the Quarterly Report on Form 10-Q for the 12 weeks ended April 14, 2001).

10.26	Amended and Restated 2002 Deferred Compensation Plan (incorporated herein by reference to the corresponding exhibit to the Original Filing).*

10.27	Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2010).*

10.27	(a) Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.13(a) in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011).*

10.27

(b) Form of Director Stock Option Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

10.27

(c) Form of Executive Stock Option Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

10.27

(d) Form of Director Restricted Stock Unit Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

10.27

(e)  Form of Executive Restricted Stock Unit Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

10.27

(f) Form of Performance Stock Unit Award Agreement under the Amended and Restated Green Mountain Coffee Roasters, Inc. 2006 Incentive Plan (incorporated herein by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 2013).*

10.28	Keurig Green Mountain 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10-1 to the Company’s Form S-8 filed on March 6, 2014).*

10.28

(a) Form of Performance Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Form S-8 filed on March 6, 2014).*

10.28

(b) Form of Director Restricted Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Form S-8 filed on March 6, 2014).*

10.28

(c) Form of Executive Restricted Stock Unit agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Form S-8 filed on March 6, 2014).*

10.28

(d) Form of Executive Stock Option Agreement for Keurig Green Mountain, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Form S-8 filed on March 6, 2014).*

10.29	Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Form S-8 filed on March 6, 2014).*

10.29

(a) Form of Participation Agreement for Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference from Exhibit 10.7 to the Company’s Form S-8 filed on March 6, 2014).*

10.30

Second Amendment to Keurig Green Mountain, Inc. 2014 Amended and Restated Employee Stock Purchase Plan, dated September 11, 2014 (incorporated herein by reference from Exhibit 10.53 to the Company’s Form 10-K for the fiscal year ended September 27, 2014).*

10.31

Keurig Green Mountain, Inc. Amended and Restated 2008 Change in Control Severance Benefit Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2015).*

10.32	Keurig Green Mountain, Inc. 2015 Severance Benefit Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2015).*

10.33	Keurig Green Mountain Non-Qualified Plan (incorporated herein by reference from Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014).*

10.34

Form of Indemnification Agreement by and between the Directors of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.30 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

10.35

Form of Indemnification Agreement by and between the Executive Officers of Green Mountain Coffee Roasters, Inc. and Green Mountain Coffee Roasters, Inc. (incorporated herein by reference to Exhibit 10.31 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010).

10.36

Consultancy Agreement between Green Mountain Coffee Roasters, Inc., and Robert Stiller, dated June 19, 2013 (incorporated herein by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 29, 2013).*

10.37

Amendment to Consulting Agreement between Keurig Green Mountain, Inc. and Robert P. Stiller, dated June 14, 2014 (incorporated herein by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2014).*

10.38

Employment Agreement dated November 16, 2012 between Green Mountain Coffee Roasters, Inc. and Brian P. Kelley (incorporated herein by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on November 20, 2012).*

10.39

Offer Letter between Green Mountain Coffee Roasters, Inc. and Robert P. Ostryniec, dated August 4, 2013 (incorporated herein by reference to Exhibit 10.47 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013).*

10.40

Letter from Green Mountain Coffee Roasters, Inc. to Stephen L. Gibbs re: Offer Letter dated as July 20, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2011).*

10.41

Offer Letter, dated May 4, 2015, by and between Keurig Green Mountain, Inc. and Peter Leemputte (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).*

10.42

Transition Agreement, dated August 5, 2015, by and between Keurig Green Mountain, Inc. and John Whoriskey (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2015).*

10.43

Employment Agreement between Green Mountain Coffee Roasters, Inc. and Frances G. Rathke dated as of October 31, 2003 (incorporated herein by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).*

10.44

Letter from Green Mountain Coffee Roasters, Inc. to Frances G. Rathke re: Deferred Compensation Agreement dated as December 7, 2006 (incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008).*

10.45

Transition Agreement between Keurig Green Mountain, Inc. and Frances G. Rathke dated November 19, 2014 (incorporated herein by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed November 19, 2014).*

10.46

Amendment to Transition Agreement between Keurig Green Mountain, Inc. and Frances G. Rathke dated September 26, 2015 (incorporated herein by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed October 1, 2015).*

21	Subsidiary List (incorporated herein by reference to the corresponding exhibit to the Original Filing).

23	Consent of PricewaterhouseCoopers LLP (incorporated herein by reference to the corresponding exhibit to the Original Filing).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the corresponding exhibit to the Original Filing).

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows and (vi) related notes (incorporated herein by reference to the corresponding exhibit to the Original Filing).

*  Management contract or compensatory plan.

†  The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

By:	/s/ Peter G. Leemputte
PETER G. LEEMPUTTE
Chief Financial Officer and Treasurer

Date: January 22, 2016