Form 10-Q
period 2015-12-26
KEURIG GREEN MOUNTAIN, INC.
filed 2016-02-01
CIK 909954

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the thirteen weeks ended December 26, 2015

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

As of January 28, 2016, 149,493,728 shares of common stock of the registrant were outstanding.

KEURIG GREEN MOUNTAIN, INC.

Form 10-Q

For the Thirteen Weeks Ended December 26, 2015

Part I.  Financial Information

Item 1.  Financial Statements

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 26, 2015	September 26, 2015
Assets
Current assets:
Cash and cash equivalents	$214,909	$59,334
Restricted cash and cash equivalents	25,561	30,460
Receivables, less uncollectible accounts and return allowances of $53,247 and $35,459 at December 26, 2015 and September 26, 2015, respectively	572,185	517,936
Inventories	517,745	691,980
Income taxes receivable	8,869	51,786
Other current assets	102,265	95,526
Deferred income taxes, net	70,390	70,181
Total current assets	1,511,924	1,517,203

Fixed assets, net	1,264,509	1,293,563
Intangibles, net	401,235	423,887
Goodwill	734,991	747,406
Deferred income taxes, net	831	854
Long-term restricted cash	266	278
Other long-term assets	17,697	18,386

Total assets	$3,931,453	$4,001,577

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$270	$279
Current portion of capital lease and financing obligations	3,010	3,271
Accounts payable	266,912	298,609
Accrued expenses	231,584	226,519
Income tax payable	413	1,085
Dividend payable	48,486	44,048
Deferred income taxes, net	332	264
Other current liabilities	28,463	28,049
Total current liabilities	579,470	602,124

Long-term debt, less current portion	480,740	330,766
Capital lease and financing obligations, less current portion	116,505	117,187
Deferred income taxes, net	192,133	195,063
Other long-term liabilities	42,944	42,525

Commitments and contingencies

Redeemable noncontrolling interests	—	4,554

Stockholders’ equity:
Preferred stock, $0.10 par value: Authorized - 1,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.10 par value: Authorized - 500,000,000 shares; Issued and outstanding - 149,187,975 and 153,209,256 shares at December 26, 2015 and September 25, 2015, respectively	14,919	15,321
Additional paid-in capital	660,077	879,060
Retained earnings	2,070,319	2,014,279
Accumulated other comprehensive loss	(225,654)	(199,302)
Total stockholders’ equity	2,519,661	2,709,358

Total liabilities and stockholders’ equity	$3,931,453	$4,001,577

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Net sales	$1,258,421	$1,386,358
Cost of sales	898,424	922,236
Gross profit	359,997	464,122

Selling and operating expenses	137,573	176,522
General and administrative expenses	60,930	71,673
Restructuring expenses	681	—
Operating income	160,813	215,927

Other (expense) income, net	(223)	181
Gain on financial instruments, net	1,395	3,345
Loss on foreign currency, net	(809)	(9,071)
Interest expense	(2,244)	(1,087)
Income before income taxes	158,932	209,295

Income tax expense	(54,435)	(74,616)
Net income	$104,497	$134,679

Net income attributable to noncontrolling interests	—	100

Net income attributable to Keurig	$104,497	$134,579

Net income attributable to Keurig per common share:
Basic	$0.70	$0.83
Diluted	$0.69	$0.82

Cash dividends declared per common share	$0.325	$0.2875

Weighted-average common shares outstanding:
Basic	150,236,842	162,181,332
Diluted	150,959,148	164,075,038

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Thirteen weeks ended			Thirteen weeks ended
	December 26, 2015			December 27, 2014
	Pre-tax	Tax (expense) benefit	After-tax	Pre-tax	Tax (expense) benefit	After-tax
Net income			$104,497			$134,679
Other comprehensive income (loss):
Cash flow hedges:
Unrealized gains (losses) arising during the period	$599	$(160)	$439	$(406)	$174	$(232)
Gains reclassified to net income	(861)	303	(558)	(565)	236	(329)
Foreign currency translation adjustments	(26,166)	—	(26,166)	(30,299)	—	(30,299)
Other comprehensive loss	$(26,428)	$143	$(26,285)	$(31,270)	$410	$(30,860)
Total comprehensive income			78,212			103,819
Total comprehensive income (loss) attributable to noncontrolling interests			58			(404)
Total comprehensive income attributable to Keurig			$78,154			$104,223

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended December 26, 2015

(Dollars in thousands)

					Accumulated
					other
	Common stock		Additional paid-	Retained	comprehensive	Stockholders’
	Shares	Amount	in capital	earnings	loss	equity
Balance at September 26, 2015	153,209,256	$15,321	$879,060	$2,014,279	$(199,302)	$2,709,358
Options exercised	175,224	18	5,370	—	—	5,388
Restricted stock awards and units	167,681	16	(16)	—	—	—
Repurchase of common stock	(4,364,186)	(436)	(234,599)	—	—	(235,035)
Stock compensation expense	—	—	9,295	—	—	9,295
Tax benefit from equity-based compensation plans	—	—	881	—	—	881
Deferred compensation expense	—	—	86	—	—	86
Other comprehensive loss, net of tax	—	—	—	—	(26,352)	(26,352)
Net income attributable to Keurig	—	—	—	104,497	—	104,497
Cash dividends declared	—	—	—	(48,457)	—	(48,457)
Balance at December 26, 2015	149,187,975	$14,919	$660,077	$2,070,319	$(225,654)	$2,519,661

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these interim financial statements.

KEURIG GREEN MOUNTAIN, INC.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen	Thirteen
	weeks ended	weeks ended
	December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net income	$104,497	$134,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	60,609	51,049
Amortization of intangibles	12,108	10,110
Amortization of deferred financing fees	368	1,413
Loss on impairment of fixed assets	8,332	—
Unrealized (gain) loss on foreign currency, net	(3,558)	8,981
Provision for doubtful accounts	1,019	2,479
Provision for sales returns	40,829	42,856
Gain on derivatives, net	(1,935)	(3,462)
Excess tax benefits from equity-based compensation plans	(881)	(12,324)
Deferred income taxes	(416)	3
Deferred compensation and stock compensation	9,381	10,407
Other	871	834
Changes in assets and liabilities, net of acquisition:
Receivables	(97,813)	(69,245)
Inventories	172,456	51,001
Income tax receivable/payable, net	43,096	(84,205)
Other current assets	(5,391)	(3,654)
Other long-term assets, net	194	1,297
Accounts payable and accrued expenses	(10,875)	(3,912)
Other current liabilities	934	(24,498)
Other long-term liabilities	505	28,599
Net cash provided by operating activities	334,330	142,408

Cash flows from investing activities:
Change in restricted cash	4,296	(158)
Acquisition, net of cash acquired	—	(180,698)
Capital expenditures for fixed assets	(57,911)	(100,303)
Other investing activities	192	(1,273)
Net cash used in investing activities	(53,423)	(282,432)

Cash flows from financing activities:
Net change in revolving line of credit	150,000	—
Proceeds from issuance of common stock under compensation plans	5,388	3,170
Repurchase of common stock	(235,035)	(80,898)
Purchase of noncontrolling interest	(4,454)	—
Excess tax benefits from equity-based compensation plans	881	12,324
Payments on capital lease and financing obligations	(949)	(853)
Repayment of long-term debt	—	(4,690)
Dividends paid	(44,019)	(40,580)
Other financing activities	—	(140)
Net cash used in financing activities	(128,188)	(111,667)

Effect of exchange rate changes on cash and cash equivalents	2,856	(3,164)

Net increase (decrease) in cash and cash equivalents	155,575	(254,855)
Cash and cash equivalents at beginning of period	59,334	761,214
Cash and cash equivalents at end of period	$214,909	$506,359

Supplemental disclosures of cash flow information:
Fixed asset purchases included in accounts payable and not disbursed at the end of each period	$18,203	$68,292
Dividends declared not paid at the end of each period	$48,486	$46,594
Noncash investing and financing activities:
Fixed assets acquired under capital lease and financing obligations	$—	$375

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

The September 26, 2015 balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.  For further information, refer to the consolidated financial statements and the footnotes included in Keurig Green Mountain Inc.’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015.  Throughout this presentation, we refer to the consolidated company as the “Company” or “Keurig” and, unless otherwise noted, the information provided is on a consolidated basis.

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

2.              Recent Developments

On December 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Acorn Holdings B.V., a private limited liability company incorporated under the laws of the Netherlands (“Acorn”), Maple Holdings Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Acorn (“Acquisition Sub”), the Company and, solely for purposes of Article IX of the Merger Agreement, JAB Holdings B.V., a private limited liability company incorporated under the laws of the Netherlands (“JAB”).  Acorn is owned by an investor group led by JAB Holding Company S.à r.l (“JAB Holding”) and is the holding company of Jacobs Douwe Egberts, a global coffee and tea company.  The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors (the “Company Board”).

The Merger Agreement provides for the merger of Acquisition Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Acorn.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of the Company, par value $0.10 per Share (“Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) Shares owned by Acorn, any subsidiary of Acorn, Acquisition Sub or the Company, in each case immediately prior to the Effective Time, and (ii) Shares held by stockholders who have not voted in favor of the Merger and who have properly and validly perfected their statutory rights of appraisal in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law) will be canceled and converted into the right to receive $92.00 in cash without interest thereon (the “Merger Consideration”), subject to applicable tax withholding.  JAB has agreed to guarantee the payment and performance obligations of Acorn and Acquisition Sub under the Merger Agreement.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding Shares entitled to vote thereon, (ii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and the Competition Act (Canada) having expired or been terminated, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (iv) other customary closing conditions.  The consummation of the Merger is not subject to a financing condition.

Additional information about the Merger Agreement is set forth in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2015.

Other than transaction expenses associated with the proposed Merger, the terms of the Merger Agreement did not impact the Company’s consolidated financial statements as of and for the thirteen weeks ended December 26, 2015.

3.              Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires management to classify all deferred tax liabilities and assets by jurisdiction as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts.  The standard is effective for the Company beginning in fiscal 2018 and can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early adoption is permitted as of the beginning of any interim or annual reporting period.  The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s financial condition or financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will require the Company to separate performance obligations within a contract, determine total transaction costs, and ultimately allocate the transaction costs across the established performance obligations.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year.  As a result, ASU 2014-09 will become effective for the Company beginning in fiscal 2019 under either full or modified retrospective adoption, with early adoption permitted as of the original effective date of ASU 2014-09.  The Company is currently assessing the potential effects of these changes on the Company’s net income, financial position, cash flows and disclosures.

In April 2015, the FASB issued ASU No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements.  Under ASU 2015-03, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs will continue to be reported as interest expense.  In August 2015, the FASB issued ASU No. 2015-15 - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which incorporates the SEC staff’s announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03.  The ASU clarifies that debt issuance costs related to line-of-credit arrangements can continue to be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-03 is effective retrospectively for interim and annual periods beginning after December 15, 2015.  The Company expects to adopt ASU 2015-03 effective for its fiscal second quarter ending March 26, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s financial condition or financial statement disclosures.

In July 2015, the FASB issued ASU No. 2015-11 - Simplifying the Measurement of Inventory (“ASU 2015-11”)  that changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value.  The amendments in this guidance do not apply to inventory that is measured using last-in, first-out or the retail inventory method; rather, the amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost.  Within the scope of this new guidance, an entity should measure inventory at the lower of cost or net realizable value.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, which is consistent with existing GAAP.  ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  The Company expects to adopt ASU 2015-11 beginning in its third quarter of fiscal 2016.  The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s net income, financial position, cash flows or disclosures.

In April 2015, the FASB issued ASU No. 2015-05 - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (an update to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software ) (“ASU 2015-05”), which provides guidance on accounting for cloud computing fees.  If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent within the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract.  ASU 2015-05 is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015.  Retrospective application is permitted but not required.  The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s net income, financial position, cash flows or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued.  If substantial doubt exists, additional disclosures are required.  ASU 2014-15 will be effective for the Company in the fourth quarter of 2017.  The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s disclosures.

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

The Domestic segment sells Keurig® hot and KOLD™ system appliances and accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages, including our Keurig® KOLD™ beverages, in pods, including K-Cup®, Vue®, K-Mug™, and K-Carafe™ pods and coffee in more traditional packaging including bags and fractional packages to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through the Company’s website.  Substantially all of the Domestic segment’s distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the At Home (“AH”) channel.  The Domestic segment also earns royalty income from pods sold by a third-party licensed roaster.

The Canada segment sells Keurig® hot and KOLD™ system appliances and accessories, and sources, produces and sells coffee, teas and other beverages, including our Keurig® KOLD™ beverages, in pods and coffee in more traditional packaging, including bags, cans, and fractional packages under a variety of brands to retailers including supermarkets, department stores, mass merchandisers, club stores, office coffee distributors, and, through office coffee services to offices, convenience stores, restaurants, hospitality accounts, and to consumers through its website.

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

The following tables summarize selected financial data for segment disclosures for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively:

	Thirteen weeks ended December 26, 2015
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$1,127,267	$131,154	$—	$1,258,421

Operating income (loss)	$175,308	$17,673	$(32,168)	$160,813

Depreciation and amortization	$56,531	$11,756	$4,430	$72,717

Stock compensation	$4,265	$665	$4,365	$9,295

	Thirteen weeks ended December 27, 2014
	(Dollars in thousands)
	Domestic	Canada	Corporate- Unallocated	Consolidated
Net sales	$1,215,458	$170,900	$—	$1,386,358

Operating income (loss)	$236,601	$21,588	$(42,262)	$215,927

Depreciation and amortization	$44,586	$13,859	$2,714	$61,159

Stock Compensation	$5,831	$723	$3,837	$10,391

The following table reconciles operating segments and corporate-unallocated operating income (loss) to consolidated income before income taxes, as presented in the Unaudited Consolidated Statements of Operations (in thousands):

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Operating income	$160,813	$215,927
Other (expense) income, net	(223)	181
Gain on financial instruments, net	1,395	3,345
Loss on foreign currency, net	(809)	(9,071)
Interest expense	(2,244)	(1,087)
Income before income taxes	$158,932	$209,295

5                 Restructuring Programs

On July 31, 2015, the Company’s Board of Directors approved a multi-year productivity program intended to reduce structural costs and streamline organizational structures to drive efficiency.  Over the first two quarters of the program, the Company has reduced its workforce by approximately 330 employees, or 5%.  Implementation of the productivity program is expected to result in cumulative pre-tax restructuring charges of approximately $18.5 million, primarily including costs associated with employee terminations and other business transition costs and accelerated depreciation on assets as a result of a business exit plan.  Cumulative pretax restructuring charges of $15.9 million have been recorded through December 26, 2015, the second fiscal quarter of the program, of which approximately $11.9 million represented employee severance related costs that will be settled in cash.

The following represents cumulative estimated pre-tax restructuring charges, by segment, to be incurred for the implementation of the productivity program (in thousands):

	Cumulative Expenses Incurred-to-date	Remaining Estimated Expenses	Cumulative Estimated Expenses
Domestic	$12,533	$—	$12,533
Canada	2,609	2,573	$5,182
Corporate - Unallocated	789	—	$789
Total	$15,931	$2,573	$18,504

During the thirteen weeks ended December 26, 2015, the Company recorded restructuring expenses for the multi-year productivity program under the caption Restructuring expenses, within operating income in the accompanying Unaudited Consolidated Statements of Operations as follows (in thousands):

	Severance and Related Costs	Asset Write- downs	Other Exit Activities	Total
Domestic	$297	$240	$—	$537
Canada	—	96	—	96
Corporate Unallocated	48	—	—	48
Total restructuring expenses	$345	$336	$—	$681

The activity for the restructuring liability associated with the multi-year productivity program was as follows (in thousands):

	Severance and Related Costs	Asset Write-downs	Other Exit Activities	Total
Liability balance, September 26, 2015	$8,533	$—	$341	$8,874
Charges	345	336	—	681
Cash spent	(4,463)	—	(341)	(4,804)
Non-cash settlements / adjustments	—	(336)	—	(336)
Foreign currency adjustments	(44)	—	—	(44)
Liability balance, December 26, 2015	$4,371	$—	$—	$4,371

The Company spent $4.5 million during the thirteen weeks ended December 26, 2015 in cash severance and related costs.  The Company also recognized non-cash asset write-downs (including accelerated depreciation) and other non-cash adjustments totaling $0.3 million during the thirteen weeks ended December 26, 2015.  The Company’s accrued restructuring liability is included in the caption, Accrued expenses, in the accompanying Unaudited Consolidated Balance Sheets.

6.              Inventories

Inventories consisted of the following (in thousands) as of:

	December 26, 2015	September 26, 2015
Raw materials and supplies	$184,767	$227,529
Finished goods	332,978	464,451
	$517,745	$691,980

At December 26, 2015, the Company had approximately $224.6 million in green coffee purchase commitments, of which approximately 88% had a fixed price.  These commitments primarily extend through fiscal 2017.  The value of the variable portion of these commitments was calculated using an average “C” price of coffee of $1.26 per pound at December 26, 2015.  In addition to its green coffee commitments, the Company had approximately $263.5 million in fixed price brewer and related accessory purchase commitments and $864.9 million in production raw material commitments at December 26, 2015.  The Company believes based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

As of December 26, 2015, minimum future inventory purchase commitments were as follows (in thousands):

Fiscal Year	Inventory Purchase Obligations(1)
Remainder of 2016	$430,879
2017	488,409
2018	258,140
2019	109,805
2020	65,762
Thereafter	—
$1,352,995

(1)         Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

7.              Acquisition

On December 18, 2014, the Company, through its wholly owned subsidiary Keurig International S.à.r.l., acquired all of the outstanding equity of MDS Global Holding p.l.c. (“Bevyz”), a manufacturer and distributor of an all-in-one drink system, for total cash consideration of $180.7 million, net of cash acquired.  The Company currently intends to hold the rights to the technology acquired to prevent others from using such technology.  Such defensive action likely contributes to the value of the Company’s Keurig® KOLD™ beverage system.  The goodwill represents the excess value of the purchase price over the aggregate fair value of the tangible and intangible assets acquired.  The goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as expected synergies from combined operations and assembled workforces, and the future development initiatives of the assembled workforces.  The goodwill and intangible assets recognized in the acquisition are not deductible for tax purposes.

Prior to the acquisition, the Company owned approximately 15% of the outstanding equity of Bevyz.  During the fiscal second quarter ended March 28, 2015, the Company completed its valuation of the fair value of the business acquired and the acquisition date fair value of the Company’s previously held equity interest in Bevyz and the Company has concluded there were no measurement period adjustments to record.  The fair value for 100% of Bevyz identifiable assets less liabilities assumed was determined using an income approach.  The excess of (i) the sum of the consideration for the shares purchased on December 18, 2014 and the acquisition date fair value of the Company’s previously held equity interest in Bevyz, over (ii) 100% of the fair value of identifiable assets acquired less liabilities assumed, was recognized as goodwill.  The acquisition date fair value of the Company’s previously held equity interest in Bevyz was determined using a market approach, specifically prior transactions in shares of Bevyz.  Amortizable intangible assets acquired, valued at the date of acquisition, include approximately $161.7 million for defensive intangible assets, $3.8 million for non-compete agreements and $1.6 million for contractual agreements.  Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives, and the weighted-average amortization period is 12.8 years.  The weighted-average amortization periods for defensive intangible assets, non-compete agreements, and contractual agreements are 13 years, 3 years, and 15 years, respectively.

The following summarizes the final allocation of fair value (in thousands):

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

Acquisition costs of $1.5 million were expensed as incurred and recognized in general and administrative expenses in the fourth quarter of fiscal 2014.  Approximately $24.5 million of the purchase price was held in escrow at December 26, 2015 and is included under the captions Restricted cash and cash equivalents and Other current liabilities in the accompanying unaudited Consolidated Balance Sheet.  The revenue and earnings of Bevyz since acquisition and the pro forma financial statements are immaterial.  For information on the assignment of goodwill to our operating segments, see Note 9, Goodwill and Intangible Assets.

8.              Fixed Assets

Fixed assets consisted of the following (in thousands) as of:

	Useful Life in Years	December 26, 2015	September 26, 2015
Production equipment	1-15	$894,833	$856,235
Coffee service equipment	3-7	42,402	51,261
Computer equipment and software	1-6	257,745	257,075
Land	Indefinite	13,999	14,124
Building and building improvements	4-30	352,679	341,514
Furniture and fixtures	1-15	34,994	36,254
Vehicles	4-25	28,823	11,847
Leasehold improvements	1-20 or remaining life of lease, whichever is less	123,230	121,933
Assets acquired under capital leases	5-15	41,987	42,003
Construction-in-progress		232,987	276,743
Total fixed assets		$2,023,679	$2,008,989
Accumulated depreciation and amortization		(759,170)	(715,426)
		$1,264,509	$1,293,563

Assets acquired under capital leases, net of accumulated amortization, were $31.3 million and $32.0 million at December 26, 2015 and September 26, 2015, respectively.

Total depreciation and amortization expense relating to all fixed assets was $60.6 million and $51.0 million for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively.

In September 2015, the Company decided to discontinue sales of the Keurig® BOLT® brewer and accordingly revised its forecasted unit sales for fiscal year 2016 and beyond and recorded an impairment loss in the fourth quarter.  At the time there were certain assets which the Company planned to repurpose, however upon further review these assets will not be utilized.  Therefore, the Company recorded an impairment loss of $8.3 million in the first quarter of fiscal 2016, which was included in Cost of sales in the accompanying unaudited Consolidated Statements of Operations.  These impairment losses were recorded in the Domestic segment.  The fair value of the Keurig® BOLT® asset group was determined based upon the discounted cash flow method.

9.              Goodwill and Intangible Assets

The following represented the change in the carrying amount of goodwill by segment for the thirteen weeks ended December 26, 2015 (in thousands):

	Domestic(1)	Canada	Total
Balance at September 26, 2015	$423,958	$323,448	$747,406
Foreign currency effect	(1,073)	(11,342)	(12,415)
Balance at December 26, 2015	$422,885	$312,106	$734,991

(1)         See Note 7, Acquisition for discussion of Goodwill recognized in connection with the Bevyz acquisition.

Indefinite-lived intangible assets included in the Canada segment consisted of the following (in thousands) as of:

	December 26, 2015	September 26, 2015
Trade names	$72,877	$75,525

Intangible Assets Subject to Amortization

Definite-lived intangible assets included in the Domestic segment and Canada segment consisted of the following (in thousands) as of:

		December 26, 2015		September 26, 2015
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	4-15	$17,855	$(15,797)	$17,891	$(15,378)
Defensive intangible assets(2)	13	143,889	(11,281)	146,772	(8,685)
Customer and roaster agreements	10-11	7,887	(5,771)	8,047	(5,670)
Customer relationships	2-16	333,396	(158,738)	342,113	(155,047)
Trade names	5-11	32,859	(18,157)	33,315	(17,541)
Non-compete agreements	3-5	3,352	(1,136)	3,419	(874)
Total		$539,238	$(210,880)	$551,557	$(203,195)

(2)         See Note 7, Acquisition for discussion of defensive intangible assets acquired in connection with the Bevyz acquisition.

Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit.  Total amortization expense was $12.1 million and $10.1 million for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2016, for each of the next five years and thereafter, is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2016	$35,125
2017	46,076
2018	44,743
2019	44,400
2020	39,631
2021	30,964
Thereafter	87,419

10.       Product Warranties

The Company offers a one-year warranty on all Keurig® hot and Keurig® KOLD™ beverage systems.  The Company provides for the estimated cost of product warranties, primarily using historical information and repair or replacement costs, at the time product revenue is recognized.  Brewer failures may arise in the later part of the warranty period, and actual warranty costs may exceed the reserve.  As the Company has grown, it has added significantly to its product testing, quality control infrastructure and overall quality processes.  Nevertheless, as the Company continues to innovate, and its products become more complex, both in design and componentry, product performance may modulate, causing warranty rates to possibly fluctuate going forward.  As a result, future warranty claims rates may be higher or lower than the Company is currently experiencing and for which the Company is currently providing in its warranty reserve.

The changes in the carrying amount of product warranties for the thirteen weeks ended December 26, 2015 and December 27, 2014 are as follows (in thousands):

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Balance, beginning of period	$15,162	$12,850
Provision related to current period	17,969	14,166
Usage	(8,423)	(7,336)
Balance, end of period	$24,708	$19,680

For the thirteen weeks ended December 26, 2015 and December 27, 2014, the Company recorded recoveries of $0.3 million and $0.2 million, respectively.  The recoveries are under agreements with suppliers and are recorded as a reduction of warranty expense.  The recoveries are not reflected in the provision charged to income in the table above.

11.       Noncontrolling Interests

Noncontrolling interests (“NCI”) are evaluated by the Company and are shown as either a liability, mezzanine equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity.  Generally, mandatorily redeemable NCIs are classified as liabilities and non-mandatorily redeemable NCIs are classified as either temporary or permanent equity.

On June 22, 2012, the Company executed a Share Purchase and Sale Agreement under which the Company agreed to purchase a noncontrolling interest holder’s shares in Pause Cafe Estrie Inc., an entity in which the Company had a controlling interest subsequent to the Company’s third quarter of fiscal year 2015.  The redeemable NCI was classified outside of stockholders’ equity in the Unaudited Consolidated Balance Sheets as mezzanine equity under the caption, Redeemable noncontrolling interests, and was measured at the greater of the amount of cash that would be paid if settlement occurred at the balance sheet date based on the formula in the Share Purchase and Sale Agreement and its historical value with any change from the prior period recognized in equity.  On September 27, 2015, the Company purchased the remaining noncontrolling interest holder’s shares in Pause Cafe Estrie Inc. for approximately $4.6 million, resulting in the subsidiary being wholly-owned by the Company.

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

The changes in the temporary equity attributable to the redeemable NCI for the thirteen weeks ended December 26, 2015 are as follows (in thousands):

Equity attributable to redeemable noncontrolling interest
Balance at September 26, 2015	$4,554
Net income	—
Adjustment to redemption value	—
Cash distributions	—
Other comprehensive income	58
Purchase of noncontrolling interest	(4,612)
Balance at December 26, 2015	$—

12. Long-Term Debt

On June 29, 2015, the Company entered into a new Credit Agreement, by and among the Company and Keurig Trading Sàrl, a wholly-owned subsidiary of the Company, as borrowers, Bank of America, N.A., as administrative agent, and the other lenders named therein (the “Credit Agreement”) that provides for a $1,800,000,000 unsecured revolving credit facility (the “New Revolving Facility”) comprised of a $1,300,000,000 U.S. revolving credit facility under which the Company may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars (the “U.S. Revolver”) and a $500,000,000 alternative currency facility under which the Company and Keurig Trading Sàrl, a wholly owned subsidiary of the Company, may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars or in Canadian Dollars, Euros, Pounds Sterling, Yen, Swiss Franc and any other currency that is approved by the administrative agent and appropriate lenders or U.S. letter of credit issuer pursuant to the terms of the Credit Agreement (the “Alternative Currency Revolver”).  The New Revolving Facility includes a $200,000,000 subfacility for the issuance of letters of credit, and a $50,000,000 sublimit for swing line loans restricted to borrowings in U.S. Dollars only.

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

Long-term debt outstanding consists of the following (in thousands):

	December 26, 2015	September 26, 2015
U.S. Revolver	$480,000	$330,000
Other	1,010	1,045
Total long-term debt	481,010	331,045
Less current portion	270	279
Long-term portion	$480,740	$330,766

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

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants.  Further, the Credit Agreement contains a financial covenant requiring that the Company must maintain a minimum consolidated interest coverage ratio of 3.00:1.00.  The Credit Agreement also contains a financial covenant requiring that the Company not exceed a maximum consolidated leverage ratio of 3.25:1.00, which maximum consolidated leverage ratio may be increased on a temporary basis to 3.50:1.00 in connection with certain material acquisitions and subject to certain conditions.  At December 26, 2015, the Company was in compliance with these covenants.

In connection with the Credit Agreement, approximately $4.1 million of incremental deferred financing fees were recorded on the Consolidated Balance Sheet and included in Other Long-Term Assets in the fourth quarter of fiscal 2015.  The deferred financing fees are amortized as interest expense over the life of the respective loan using a method that approximates the effective interest rate method.

Our average effective interest rate on debt outstanding as of December 26, 2015 and September 26, 2015 was 1.4% and 1.3%, respectively, excluding amortization of deferred financing charges and interest on capital leases and financing obligations, and including the effect of interest rate swap agreements.

At December 26, 2015 and September 26, 2015, the Company had $7.0 million and $5.4 million in outstanding letters of credit under the Credit Agreement, respectively.

The Company did not have any interest rate swap agreements in effect as of December 26, 2015.

Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal Year
Remainder of 2016	$270
2017	281
2018	295
2019	164
2020	480,000
Thereafter	—
$481,010

13.       Derivative Financial Instruments

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

Other Derivatives

The Company is also exposed to certain foreign currency and interest rate risks on an intercompany note with a foreign subsidiary denominated in Canadian currency.  At December 26, 2015, the Company has approximately 1 week remaining on a CDN $50.0 million cross currency swap to exchange interest payments and principal on the intercompany note.  This cross currency swap is not designated as a hedging instrument for accounting purposes and is recorded at fair value, with the changes in fair value recognized in the Unaudited Consolidated Statements of Operations.  Gains and losses resulting from the change in fair value are largely offset by the financial impact of the re-measurement of the intercompany note.  In accordance with the cross currency swap agreement, on a quarterly basis, the Company pays interest based on the three month Canadian Bankers’ Acceptance rate and receives interest based on the three month U.S. Libor rate.  Additional interest expense pursuant to the cross currency swap agreement for the thirteen weeks ended December 26, 2015 and December 26, 2014 was $0.1 million and $0.3 million, respectively.

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

The Company does not hold or use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value of the Company’s derivatives included on the Unaudited Consolidated Balance Sheets (in thousands):

	December 26, 2015	September 26, 2015	Balance Sheet Classification
Derivatives designated as cash flow hedges:
Foreign currency forward contracts	$774	$533	Other current assets

Derivatives not designated as hedges:
Cross currency swap	12,257	10,863	Other current assets

Total	$13,031	$11,396

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

Offsetting of financial assets and derivative assets as of December 26, 2015 and September 26, 2015 is as follows (in thousands):

	Gross	Gross amounts offset in the	Net amount of assets presented in the	Gross amounts not offset in the Unaudited Consolidated Balance Sheet
	amounts of recognized assets	Unaudited Consolidated Balance Sheet	Unaudited Consolidated Balance Sheet	Financial instruments	Cash collateral received	Net amount
Derivative assets, as of December 26,2015	$13,031	$—	$13,031	$—	$—	$13,031
Derivative assets, as of September 26, 2015	11,396	—	11,396	—	—	11,396

There were no derivative liabilities, either on a gross or net basis, as of December 26, 2015 and September 26, 2015.

The following table summarizes the amount of unrealized gain (loss), pre-tax, arising during the period on financial instruments that qualify for hedge accounting included in OCI (in thousands):

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Cash Flow Hedges:
Interest rate swaps	$—	$689
Coffee futures	—	(1,172)
Foreign currency forward contracts	599	77
Total	$599	$(406)

The following table summarizes the amount of gains (losses), pre-tax, reclassified from OCI to income (in thousands):

	Thirteen weeks ended		Location of Gains
	December 26,	December 27,	(Losses) Reclassified
	2015	2014	from OCI into Income

Coffee futures	$540	$624	Cost of sales
Foreign currency forward contracts	321	(59)	Cost of sales
Total	$861	$565

The Company expects to reclassify $0.0 million of net gains, after tax, from OCI to earnings for coffee derivatives within the next twelve months.

The following table summarizes the amount of net gains (losses), pre-tax, representing ineffectiveness on cash flow hedges recorded in income (in thousands):

	Thirteen weeks ended		Location of Net Gains (losses) in
	December 26, 2015	December 27, 2014	Unaudited Consolidated Statements of Operations
Coffee futures	$—	$94	Cost of sales

See Note 16, Stockholders’ Equity, for a reconciliation of derivatives in beginning accumulated other comprehensive income (loss) to derivatives in ending accumulated other comprehensive income (loss).

Net (losses) gains on financial instruments not designated as hedges for accounting purposes are as follows (in thousands):

	Thirteen weeks ended		Location of Net Gain in
	December 26, 2015	December 27, 2014	Unaudited Consolidated Statements of Operations
Net gain on cross currency swap	$1,395	$3,345	Gain on financial instruments, net
Total	$1,395	$3,345

14.       Fair Value Measurements

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

The following table summarizes the fair values and the levels used in fair value measurements as of December 26, 2015 for the Company’s financial assets (liabilities) (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Cross currency swap	—	12,257	—
Foreign currency forward contracts	—	774	—
Total	$—	$13,031	$—

The following table summarizes the fair values and the levels used in fair value measurements as of September 26, 2015 for the Company’s financial liabilities (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Derivatives:
Cross currency swap	—	10,863	—
Foreign currency forward contracts	—	533	—
Total	$—	$11,396	$—

Derivatives

Level 2 derivative financial instruments use inputs that are based on market data of identical (or similar) instruments, including forward prices for commodities, interest rate curves and spot prices that are in observable markets.  Derivatives recorded on the balance sheet are at fair value with changes in fair value recorded in other comprehensive income for cash flow hedges and in the Unaudited Consolidated Statements of Operations for derivatives that do not qualify for hedge accounting treatment.

Derivative financial instruments include coffee futures contracts, a cross currency swap agreement and foreign currency forward contracts.  The Company may identify concentrations of credit risk based on the economic characteristics of the instruments that include interest rates, commodity indexes and foreign currency rates and selectively enters into the derivative instruments with counterparties using credit ratings.

To determine fair value, the Company utilizes the market approach valuation technique for coffee futures and foreign currency forward contracts and the income approach for cross currency swap agreements.  The Company’s fair value measurements include a credit valuation adjustment for the concentrations of credit risk.

As of December 26, 2015, the amount of loss estimated by the Company due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

Long-Term Debt

The carrying value of long-term debt was $481.0 million and $331.0 million as of December 26, 2015 and September 26, 2015, respectively.  The inputs to the calculation of the fair value of long-term debt are considered to be Level 2 within the fair value hierarchy, as the measurement of fair value is based on the net present value of calculated interest and principal payments, using an interest rate derived from a fair market yield curve adjusted for the Company’s credit rating.  The carrying value of long-term debt approximates fair value as the interest rate on the debt is based on variable interest rates that generally reset every 30 days.

15.       Income Taxes

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

As of December 26, 2015, the Company has a state net operating loss carryforward of $11.5 million available to be utilized against future taxable income for years through fiscal 2029, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code of 1986, as amended.  Based upon earnings history, the Company concluded it is more likely than not that the net operating loss carryforward will be utilized prior to its expiration.  Based upon earnings history and future plans, the Company concluded it is more likely than not that $29.8 million of foreign net operating loss carryforwards will not be utilized and a valuation allowance has been recognized.

As of December 26, 2015 and September 26, 2015, the total amount of unrecognized tax benefits was $32.7 million and $31.8 million, respectively.  The amount of unrecognized tax benefits at December 26, 2015 that would impact the effective tax rate if resolved in favor of the Company is $6.6 million.  As a result of prior acquisitions, the Company is indemnified for $5.0 million of the total reserve balance, with a total indemnification pool available up to $22.3 million.  If these unrecognized tax benefits are resolved in favor of the Company, the associated indemnification receivable, recorded in other long-term assets, would be reduced accordingly.  The indemnifications have expiration dates through December 2017.

As of December 26, 2015 and September 26, 2015, accrued interest and penalties of $4.4 million and $4.1 million, respectively, were included in the Unaudited Consolidated Balance Sheets.  The Company recognizes interest and penalties in income tax expense.  The Company released $0.1 million of unrecognized tax benefits in the current quarter of fiscal 2016.  In addition, the Company added $1.3 million of unrecognized tax benefit in the current quarter of fiscal 2016.

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

16.       Stockholders’ Equity

Stock Repurchase Program

On July 31, 2015, the Company Board authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock over the next two years, at such times and prices as determined by the Company’s management (the “July 2015 repurchase authorization”).  At various times beginning in fiscal 2012, and including the July 2015 repurchase authorization, the Company Board has authorized the Company to repurchase a total of $3.5 billion of the Company’s common stock (the “repurchase program”).  Under the repurchase program,  the Company may purchase shares in the open market (including pursuant to pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) or in privately negotiated transactions.

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

As of December 26, 2015, the Company had $914.5 million remaining under the repurchase program. Pursuant to the terms of the Merger Agreement, the Company may not repurchase any of its capital, except in connection with the payment of the exercise price or withholding taxes with respect to any award granted under the Company’s stock-based compensation plans. Accordingly, the Company will not purchase any shares in connection with the repurchase program prior to the merger or earlier termination of the Merger Agreement.

Summary of share repurchase activity under the repurchase program:

	Thirteen weeks ended
	December 26, 2015	Fiscal 2015
Number of shares acquired on the open market	4,364,186	4,307,488
Average price per share of open market acquired shares	$53.86	$95.13

Number of shares acquired from Lavazza	—	5,231,991
Average price per share of Lavazza acquired shares	$—	$119.18

Number of shares under February 2014 ASR	—	1,489,476
Average price per share of ASR shares(1)	$—	$120.07

Total cost of acquired shares (in thousands)	$235,035	$1,033,321

(1) Average price per share for total shares repurchased under February 2014 ASR.

Accumulated Other Comprehensive Income (Loss)

The following tables provide the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Thirteen weeks ended			Thirteen weeks ended
	December 26, 2015			December 27, 2014
	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Translation	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$830	$(200,132)	$(199,302)	$8,952	$(63,003)	$(54,051)
Other comprehensive gain (loss), before reclassifications	439	(26,224)	(25,785)	(232)	(29,794)	(30,026)
Amounts reclassified from accumulated other comprehensive income (loss)	(558)	—	(558)	(329)	—	(329)
Foreign currency exchange impact on cash flow hedges	(9)	—	(9)	(2)	—	(2)
Net current period other comprehensive loss	(128)	(26,224)	(26,352)	(563)	(29,794)	(30,357)
Balance, end of period	$702	$(226,356)	$(225,654)	$8,389	$(92,797)	$(84,408)

The thirteen weeks ended December 26, 2015 and December 27, 2014 included unfavorable translation adjustments which were primarily due to the weakening of the Canadian dollar against the U.S. dollar.  See also Note 13, Derivative Financial Instruments.

Common Stock Dividends

During the first quarter of fiscal 2016, the Company declared a quarterly dividend of $0.325 per common share, or $48.5 million in the aggregate, payable on February 16, 2016 to stockholders of record on January 15, 2016. Pursuant to the terms of the Merger Agreement, the Company may not declare or pay any additional cash dividend or other distribution other than the regular quarterly dividend of $0.325 per share payable on February 16, 2016.

During the thirteen weeks ended December 26, 2015 and December 27, 2014, the Company paid dividends of approximately $44.0 million and $40.6 million, respectively.

17.       Compensation Plans

Stock Options

The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued during the thirteen weeks ended December 26, 2015 and December 27, 2014:

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Average expected life	5.5 years	5.5 years
Average volatility	60%	57%
Dividend yield	2.45%	0.83%
Risk-free interest rate	1.68%	1.62%
Weighted average grant date fair value	$23.50	$67.11

Restricted Stock Units, Performance Stock Units and Other Awards

The Company awards Company Restricted Stock Units and PSUs to eligible employees and non-employee Directors (each, a “Grantee”) which entitle a Grantee to receive shares of the Company’s common stock.  Company Restricted Stock Units and PSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting.  In general, employee Company Restricted Stock Units vest over a period of three or four years based on a Grantee’s continuing employment and non-employee Directors’ Company Restricted Stock Units vest immediately.  The vesting of PSUs follows a two or three year measurement period and is conditioned on both the Grantee’s service and the Company’s achievement of performance requirements during the measurement period.  In the past the Company has also granted restricted stock awards (“RSAs”) which are awards of common stock that are restricted until the shares vest (generally over a period of three or four years).  The fair value of Company Restricted Stock Units, RSAs and PSUs is based on the closing price of the Company’s common stock on the grant date.  Compensation expense for Company Restricted Stock Units and RSAs is recognized ratably over a Grantee’s service period.  Compensation expense for PSUs is also recognized over a Grantee’s service period, but only if and when the Company concludes that it is probable (more than likely) the performance condition(s) will be achieved.  The assessment of the probability of achievement is performed each period based on the relevant facts and circumstances at that time, and if the estimated grant-date fair value changes as a result of that assessment, the cumulative effect of the change on current and prior periods is recognized in the period of change.  All awards are reserved for issuance under the Company’s Amended and Restated 2006 Incentive Plan (the “2006 Plan”) and the Company’s 2014 Omnibus Incentive Plan (which replaced the 2006 Plan). In addition, the Company has awarded Deferred Cash Awards to Grantees which entitle a Grantee to receive cash over time upon vesting.  The vesting of Deferred Cash Awards is conditioned on a Grantee’s continued employment.

Employee Stock Purchase Plan

The grant-date fair value of employees’ purchase rights under the Company’s Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions for the purchase rights granted during the thirteen weeks ended December 26, 2015 and December 27, 2014:

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Average expected life	6 months	6 months
Average volatility	57%	40%
Dividend yield	2.16%	0.88%
Risk-free interest rate	0.10%	0.05%
Weighted average grant date fair value	$16.27	$33.94

Income before income taxes in the Unaudited Consolidated Statements of Operations includes compensation expense related to the plans described above of $8.9 million and $10.4 million for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively.

18.       Commitments and Contingencies

Legal Proceedings

Litigation Relating to Proposed Merger

On December 15, 2015, a putative class action lawsuit (Berger v. Keurig Green Mountain, Inc., et al., Case No. 11815-CB) was filed in the Court of Chancery of the State of Delaware against the Company, the members of the Company Board, Acorn, Acquisition Sub, JAB and JAB Holding.  The complaint alleges that the members of the Company Board breached their fiduciary duties by, among other things, (i) initiating a process to sell the Company that undervalues it, (ii) capping the price of the Company at an amount that does not adequately reflect its true value, (iii) failing to sufficiently inform themselves of the Company’s value or disregarding that value and (iv) committing to the proposed transaction at the expense of any alternate potential acquirers.  The complaint also alleges that the Company, Acorn, Acquisition Sub, JAB and JAB Holding aided and abetted those alleged breaches of fiduciary duties by the members of the Company Board.  The complaint seeks, among other things, an order that the action may be maintained as a class action, certification of the plaintiff as a representative of the class and plaintiff’s counsel as class counsel, injunctive relief, rescission of the transaction or rescissory damages in favor of the plaintiff and the class, an accounting of all damages sustained by the plaintiff and the class and the fees and costs associated with the litigation.

From December 21, 2015 through January 19, 2016, three additional putative class action lawsuits (Kaufmann v. Keurig Green Mountain, Inc., et al., Case No. 11826-CB, Restivo v. Keurig Green Mountain, Inc., et al., Case No. 11840-CB and Chapel v. Keurig Green Mountain, Inc., et al., Case No. 11911-CB), were filed in the Court of Chancery of the State of Delaware against the Company, the members of the Company Board, Acorn, Acquisition Sub and JAB.  The complaints allege similar claims and allegations to those in the Berger complaint, except that the Chapel complaint also alleges that the members of the Company Board breached their fiduciary duties by making false and misleading proxy disclosures.  The complaints seek similar relief to that sought in the Berger complaint.  On January 27, 2016, the Chapel plaintiff filed a Motion for Preliminary Injunction and Motion for Expedited Proceedings.  The court has set a hearing on the motion for expedited proceedings for February 2, 2016.

On January 27, 2016, a putative class action lawsuit (Montanio v. Keurig Green Mountain, Inc., Case No. 5:16-cv-00019-gwc) was filed in the United States District Court for the District of Vermont against the Company, the members of the Company Board, Acorn, Acquisition Sub and JAB.  The complaint alleges, among other things, (i) that the defendants violated federal securities laws by disseminating a proxy statement that was allegedly false and misleading, and which allegedly failed to disclose facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading and (ii) that our directors violated federal securities laws in exercising control over individuals alleged to have disseminated the proxy statement that was allegedly false and misleading.  The complaint seeks, among other things, an order that the action may be maintained as a class action, certification of the plaintiff as a representative of the class and plaintiff's counsel as class counsel, a declaration that the proxy was materially false and misleading and in violation of certain federal securities laws, injunctive relief, rescissory damages in favor of the plaintiff and the class, and the fees and costs associated with the litigation.  The lawsuit is in a preliminary stage.

The Company intends to vigorously defend all of the pending lawsuits.  At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Prop 65 Litigation

On May 9, 2011, an organization named Council for Education and Research on Toxics (“CERT”), purporting to act in the public interest, filed suit in Los Angeles Superior Court (Council for Education and Research on Toxics v.  Brad Barry LLC, et al., Case No.  BC461182) against several companies, including the Company, that roast, package, or sell coffee in California.  The Brad Barry complaint alleges that coffee contains the chemical acrylamide and that the Company and the other defendants are required to provide warnings under section 25249.6 of the California Safe Drinking Water and Toxics Enforcement Act, better known as Proposition 65.  Acrylamide is not added to coffee, but forms in trace amounts (parts per billion) as part of a chemical reaction that occurs in the coffee bean when it is roasted.  Therefore it is present in all roasted coffee.  To date, the Company is unaware of any reliable method for reducing acrylamide levels in coffee without adversely affecting the quality of the product.  The Brad Barry action has been consolidated for all purposes with another Proposition 65 case filed by CERT on April 13, 2010 over allegations of acrylamide in “ready to drink” coffee sold in restaurants, convenience stores, and donut shops.  (Council for Education and Research on Toxics v. Starbucks Corp., et al., Case No. BC 415759).  The Company was not named in the Starbucks complaint.  The Company has joined a joint defense group (“JDG”) organized to address CERT’s allegations, and the Company intends to vigorously defend against these allegations.  The Court ordered the case phased for discovery and trial.  Trial of the first phase of the case commenced on September 8, 2014 and was limited to three affirmative defenses shared by all defendants in both cases.  Other affirmative defenses, plaintiff’s prima facie case, and remedies were deferred for subsequent phases if defendants did not prevail on the three Phase 1 defenses.  On September 1, 2015, the trial court issued a ruling adverse to defendants on all Phase 1 defenses.  As a result, litigation of Phase 2 has commenced and discovery is underway.  The precise issues to be litigated in Phase 2 and the scope of discovery have yet to be determined.

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

The first putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices.  The amended complaint sought class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Plaintiffs sought to represent all purchasers of the Company’s securities between February 2, 2011 and November 9, 2011.  The initial complaint filed in the action on November 29, 2011 included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and the Court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012.  Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012.  Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering.  Defendants moved to dismiss the amended complaint on March 1, 2013 and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice.  On January 21, 2014, plaintiffs filed a notice of intent to appeal the court’s December 20, 2013 order to the United States Court of Appeals for the Second Circuit.  Pursuant to a schedule entered by the appeals court, briefing on the appeal was completed on June 23, 2014.  The Second Circuit heard oral argument on the appeal on December 1, 2014.

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

The second consolidated putative securities fraud class action is pending in the United States District Court for the Northern District of California and consists of the following actions: Blasco v. Keurig Green Mountain, Inc. et al., Civ. No. 3:15-cv-02766-VC; Jazlowiecki v. Keurig Green Mountain, Inc. et al., Civ. No. 5:15-cv-03396-BLF; and Patel v. Keurig Green Mountain, Inc.  et al., Civ. No. 3:15-cv-03715.  The underlying complaints in the actions allege violations of the federal securities laws in connection with the Company’s disclosures relating to its forward guidance, as well as the Company’s public statements concerning the anticipated timing of the launch of Keurig® KOLD™.  The complaints include counts for violation of Section 10(b) of the Exchange Act and Rule 10b-5 against all defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants.  The plaintiffs seek to represent all purchasers of the Company’s securities between February 4, 2015 and May 6, 2015 or May 14, 2015 or, in the case of the Patel action, from November 19, 2014 through August 5, 2015.  The plaintiffs seek class certification, compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  Pursuant to the PSLRA, 15 U.S.C. § 78u-4(a)(3), stockholders had until August 18, 2015 to move the court to serve as lead plaintiff of the putative class.  Competing applications were filed and on September 28, 2015, the court consolidated the pending actions, appointed Jessica Lee, Alan Schlussel, and Lawrence E. Wilder as lead plaintiffs, and approved their selection of Glancy, Prongay & Murray LLP and The Rosen Law Firm, P.A. as co-lead counsel.  On October 6, 2015, the court approved a stipulation filed by the parties providing for the filing of a consolidated complaint and setting a briefing schedule for defendants’ motions to dismiss.  Lead plaintiffs filed their consolidated complaint on November 6, 2015.  Defendants moved to dismiss on December 11, 2015.  Briefing on the motions to dismiss will be completed on February 12, 2016 and an oral argument is calendared for February 25, 2016.

The first putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc.  Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the now dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint, the LAMPERS action described above, and the now dismissed action captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, is pending in the United States District Court for the District of Vermont before the Honorable William K. Sessions, III. On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel.  On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court rules on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action.  On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action is dismissed with prejudice.  On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v.  Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv- 00042.  On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v.  Robert P.  Stiller, et al., Civ.  No.  2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint.  The consolidated complaint is asserted nominally on behalf of the Company against certain of its officers and directors.  The consolidated complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper.  On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action.  On August 1, 2013, after the plaintiffs in the Horowitz putative securities fraud class action dismissed their appeal with prejudice, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 2, 2013.  On February 24, 2014, the court approved a further joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action.  The Second Circuit’s July 24, 2015 decision on the LAMPERS appeal described above lifts the temporary stay and requires the parties to confer on scheduling.

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

On June 25, 2013, plaintiff filed an amended complaint in the action, which is asserted nominally on behalf of the Company against certain current and former directors and officers.  The amended complaint is premised on the same allegations alleged in the Horowitz, LAMPERS, and Fifield putative securities fraud class actions.  The amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged insider selling by certain of the named defendants.  The amended complaint seeks compensatory damages, injunctive relief, restitution, disgorgement, attorneys’ fees, costs, and such other relief as the court should deem just and proper.  On August 7, 2013, the parties filed a further joint stipulation continuing the temporary stay until the court either denies a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action is dismissed with prejudice, which the court approved on August 21, 2013.  On April 21, 2014, the court approved a joint stipulation filed by the parties continuing the temporary stay until the appeals court rules on the pending appeal in the LAMPERS putative securities fraud class action.  The Second Circuit’s July 24, 2015 decision on the LAMPERS appeal lifted the temporary stay and required the parties to confer on scheduling and on October 29, 2015, the court approved a stipulation filed by the parties staying the action pending further litigation in the LAMPERS putative securities fraud class action and the consolidated federal derivative action.

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

Additionally, beginning on March 10, 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief were filed on behalf of purported direct and indirect purchasers of the Company’s products in various federal district courts.  On June 3, 2014, the Judicial Panel on Multidistrict Litigation (the “JPML”) granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings.  The actions are now pending before Judge Vernon S.  Broderick in the Southern District of New York (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation, No.  1:14-md-02542-VSB) (the “Multidistrict Antitrust Litigation”).  On August 11, 2014, JBR filed a motion for a preliminary injunction, which the Company opposed.  After a hearing, the district court in the Multidistrict Antitrust Litigation denied JBR’s motion by order dated September 19, 2014.  JBR appealed the district court’s denial of the preliminary injunction to the United States Court of Appeals for the Second Circuit; the appeal was fully briefed on March 3, 2015.  On September 30, 2015, the Court of Appeals heard oral argument on the appeal.  On October 26, 2015, the Court of Appeals affirmed the district court’s denial of JBR’s motion for a preliminary injunction.

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

On August 21, 2015, a putative class action complaint was filed against the Company in the Circuit Court of Faulkner County, Arkansas (Julie Rainwater et al.  v.  Keurig Green Mountain, Inc., No.  23CV-15-818) (the “Rainwater Action”).  The allegations raised in the Rainwater Action are substantially similar to the allegations in the complaints filed in the Multidistrict Antitrust Litigation.  Like the complaint filed by the putative class of indirect purchaser plaintiffs in the Multidistrict Antitrust Litigation, the Rainwater Action seeks relief under Arkansas state law on behalf of a putative class of indirect purchasers of K-Cup portion packs in the state of Arkansas.  On September 21, 2015, the Company removed the Rainwater Action to the U.S.  District Court for the Eastern District of Arkansas (No.  4:15-cv-590-JLH).  On September 25, 2015, the Company filed a Notice of Potential Tag-Along Action with the JPML, and on November 10, 2015, the JPML ordered the transfer of the Rainwater Action to the Southern District of New York for inclusion in the Multidistrict Antitrust Litigation.

On September 30, 2014, a statement of claim was filed against the Company and Keurig Canada Inc.  in Ontario, Canada by Club Coffee L.P.  (“Club Coffee”), a Canadian manufacturer of single serve beverage pods, claiming damages of CDN $600 million and asserting a breach of competition law and false and misleading statements by the Company.  Following the filing by the Company and Keurig Canada of a notice of motion for a motion to strike the claims made by Club Coffee for failure to state a reasonable cause of action, on August 31, 2015 Club Coffee filed a second amended statement of claim against the Company and Keurig Canada Inc.  claiming the same amount of damages as in the original statement of claim.

The Company intends to vigorously defend all of the pending lawsuits.  At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Employment Class Action

A putative employment class action, captioned Alvaro Sanchez v. Keurig Green Mountain, Inc. and Does 1 - 100, was filed against Keurig in the Superior Court of California County of Monterey on July 14, 2015.  The complaint alleges that the Company failed to pay proper wages and provide certain breaks to non-exempt employees of the Company’s processing plant located in Castroville, California during the class period (which is defined as the period of time beginning four years before the commencement of the action through the date on which judgment on the action becomes final).  The complaint seeks alleged damages, attorneys’ fees, penalties, and injunctive and equitable relief on behalf of the putative class.  The Company filed its Answer denying all substantive allegations and removed the lawsuit to the United States District Court for the Northern District of California.  The Company intends to vigorously defend itself against this complaint.  Additional lawsuits may be filed and, at this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

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

19.       Earnings Per Share

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted earnings per share computations (dollars in thousands, except per share data):

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Numerator for basic and diluted earnings per share:
Net income attributable to Keurig	$104,497	$134,579
Denominator:
Basic weighted-average shares outstanding	150,236,842	162,181,332
Effect of dilutive securities	722,306	1,893,706
Diluted weighted-average shares outstanding	150,959,148	164,075,038

Basic net income per common share	$0.70	$0.83
Diluted net income per common share	$0.69	$0.82

For the thirteen weeks ended December 26, 2015 and December 27, 2014, shares related to equity-based compensation of approximately 969,000 and 74,000, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Overview

We believe that we are a leader in coffeemakers and specialty coffee in the United States and Canada.  We consider ourselves an innovative, technology-driven, values-based personal beverage system company.  Our multi-brand beverage and beverage system portfolio is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home.  We develop and sell a variety of Keurig® beverage systems and, in addition to specialty coffee, produce and sell a variety of other specialty beverages in pods (including hot apple cider, hot and iced teas, iced coffees, iced fruit brews, hot cocoa and other beverages) for use with our Keurig® hot brewing systems.  Our product line also includes the Keurig® KOLD™ beverage system, which mixes and dispenses a wide variety of cold still and carbonated beverages, in a countertop footprint, using a KOLD™ beverage pod.  In addition, we offer traditional whole bean and ground coffee in other package types including bags, fractional packages and cans.

Proposed Merger

On December 6, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Acorn, Acquisition Sub, the Company and, solely for purposes of Article IX of the Merger Agreement, JAB.  Subject to the terms and conditions of the Merger Agreement, Acquisition Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Acorn.

For additional information related to the Merger Agreement please refer to our Current Report on Form 8-K filed with the SEC on December 8, 2015, which includes the full text of the Merger Agreement as Exhibit 2.1, and Note 2, Recent Developments, in the accompanying unaudited Consolidated Financial Statements.

Products

Pods

We offer hot system pods of varying sizes including single serve K-Cup®, Vue®, and K-Mug™ pods as well as multi-serve K-Carafe™ pods capable of producing a three to four cup carafe.  We offer high-quality Arabica bean coffee including single-origin, Fair Trade Certified™, Rain Forest Alliance Certified™, organic, flavored, limited edition and proprietary blends.  We also procure Robusta bean coffee for use in certain blends.  We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences.  We manufacture and sell pods of our own brands, such as Green Mountain Coffee, The Original Donut Shop and Van Houtte, as well as participating brands through licensing and manufacturing agreements, including brands such as Dunkin’ Donuts™, Eight O’Clock®, Folgers®, Kirkland Signature™, Newman’s Own® Organics, Peet’s and Starbucks®. The Company also has licensing agreements for manufacturing, distributing, and selling tea under brands such as Lipton®, Celestial Seasonings®, Snapple®, Tazo® and Teavana®. In addition to coffee and tea, we also produce and sell pods for lemonade, hot apple cider, cocoa and other dairy-based beverages.

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

In addition, we have license agreements under which licensees manufacture, market and sell coffeemakers co-branded with “Keurig® Brewed”.  Licensees include Jarden Consumer Solutions selling a “Mr. Coffee®” branded brewer, Conair Corporation selling a “Cuisinart®” branded brewer through May 2016, and GE Appliances selling a “GE Café™” series refrigerator which includes a built in Keurig® K-Cup® brewing system.

We offer a variety of accessories for the Keurig® brewing platforms and also sell other coffee-related equipment and accessories.

KOLDTM Beverage System

We launched the Keurig® KOLD™ beverage system on a limited basis beginning in the first quarter of fiscal 2016.  We believe the Keurig® KOLD™ beverage system shares the same consumer benefits as the Keurig® hot beverage system:  quality, convenience, choice and simplicity.  The Keurig® KOLD™ beverage system creates a wide variety of cold still and carbonated beverages, in a countertop footprint, using a KOLD™ beverage pod.  KOLD™ beverage brands include partner brands with The Coca-Cola Company and licensed brands with the Dr Pepper Snapple Group, as well as our own brands.  We expect to add additional beverage brands and new partners in the future.  In the near term, we do not expect the Keurig® KOLD™ beverage system to be profitable or for revenue from the Keurig® KOLD™ beverage system to be material to the Company.

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

In recent years, our business has been driven predominantly by an increase in adoption of Keurig® hot brewing systems, which include both the brewer and the related pods.  In fiscal 2015, approximately 95% of our consolidated net sales were attributed to the combination of pods and Keurig® hot brewing systems and related accessories.

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

3              Choice—Keurig offers more than 550 individual hot varieties and 35 KOLDTM varieties, allowing consumers to enjoy and explore a wide range of beverages.  In addition to a variety of brands of coffee and tea, we also produce and sell iced teas, iced coffees, hot and iced fruit brews, hot cocoa and other dairy-based beverages, as well as sodas, sports hydration mixes, and flavored water beverages in pods.

We see these benefits as being our competitive advantage and believe it’s the combination of these attributes that make Keurig® beverage systems appealing to consumers.  We are focused on building our brands, diversifying our product lines and profitably growing our business.  We believe we can continue to grow sales by increasing consumer awareness of the Keurig® brand in the United States and Canada; expanding into new geographic regions; expanding consumer choice of coffee, tea and other beverages in our existing beverage systems; developing and introducing new beverage platforms; expanding sales in adjacent beverage industry segments; and/or selectively pursuing other synergistic opportunities.

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

•                  Launching new, innovative beverage system technologies and platforms; and

•                  Continuing international expansion.

Increasing adoption of the Keurig® hot brewing systems in the United States and Canada.  While we are positioned as a leader in the hot beverage marketplace, we have opportunities in the United States and Canada to increase brand awareness and household penetration.  In our fiscal year 2014 we launched our Keurig® 2.0 beverage system - the first Keurig® brewer to brew both a single cup and a carafe.  Extending the Keurig® value proposition to include a carafe option for at-home users allows us to target an incremental need of consumers for brewing larger volumes quickly and simply.  For the 2015 holiday season (our first quarter of fiscal 2016), we debuted new consumer communications highlighting the benefits of Keurig’s single-serve options, as well as the broad variety and choice in our system.  These messages were communicated to consumers through advertising campaigns, on brewer boxes and through in-store marketing and merchandising.

Expanding beverage choice through both our owned and partner brand offerings.  Recently, we continued expanding consumer choice in the Keurig® hot beverage system by entering into or extending a number of business relationships across multiple channels and geographies.  Expanded or new brand offerings and partnerships for the Keurig® hot beverage system included: the launch of Green Mountain Coffee® Organic, a new line of premium coffees that are certified as both organic and Fair Trade Certified™; a partnership with Community Coffee Company; an agreement to launch illy® brand to K-Cup® pods; the June 2015 launch of Laughing Man® brand, a new selection of gourmet coffees offered in K-Cup® pods following our 2014 acquisition of the Laughing Man brand; an expanded ten year partnership with Caribou Coffee for the manufacturing, marketing, distribution, and sale of Caribou Coffee in Keurig® pod formats; and a multi-year manufacturing and distribution agreement with Reily Foods Company for New England® brand coffee, New Orleans Famous French Market Since 1890® brand coffee, and Luzianne® brand iced tea pods.  We believe these new brand and product offerings fuel excitement for current Keurig® brewer owners and users; raise system awareness; attract new consumers to the system; and promote expanded use of Keurig® beverage systems.  These relationships are established with careful consideration of potential economics.

We expect to continue to enter into these mutually beneficial relationships in our efforts to expand choice and diversify our portfolio of brands with the expectation that they will lead to increased Keurig® beverage system awareness and household adoption, in part through the participating brands’ advertising and merchandising activities.

Expanding in current channels.  We have identified and are targeting specific opportunities within our existing AH and AFH channels.  For example, in the AH channel, we expanded our partnerships with Dunkin’ Donuts and The J.M.  Smucker Company by signing agreements in the second quarter of fiscal 2015 for the manufacturing, marketing, distribution and sale of Dunkin’ K-Cup® pods at retailers nationwide in the U.S.  and Canada, and online.

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

•                  Keurig® 2.0, the first Keurig® brewer to brew both a single cup and up to a three to four-cup carafe from a Keurig® brand pod, provides Keurig consumers with even greater beverage choice with the same Keurig simplicity and convenience they expect from Keurig.  Keurig® 2.0’s Keurig® 2.0 Brewing Technology™ recognizes the inserted Keurig® pod in order to optimize customized beverage settings.  The Keurig® 2.0 Brewing Technology™ ensures that the Keurig® 2.0 system delivers on the promise of excellent quality beverages, produced simply and consistently, every single time.

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

No individual licensing or manufacturing arrangement (including arrangements covering multiple brands) accounted for more than 10% of our consolidated net sales over the trailing four quarters.  We analyze the impact of each arrangement on consolidated net sales on an individual basis.  Each of our licensing and manufacturing arrangements are separately negotiated with unrelated parties, and each has distinct terms and conditions, including the duration of agreement and termination rights.  However, increasing competition from contract pod manufacturers or decisions by our current brand partners or retailer private label customers to vertically integrate with respect to pod manufacturing may result in intensified price compression as existing contracts expire.

Management is focused on executing our growth strategy to drive Keurig® beverage system adoption in households and offices in the U.S.  and Canada in order to generate ongoing demand for pods.

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

Warranty.  We offer a one-year warranty on all Keurig® hot beverage systems we sell and provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized.  In addition, sales of Keurig® hot beverage systems are recognized net of an allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations.  We offer a comparable warranty on all Keurig® KOLD™ beverage systems sold and will similarly provide for the estimated cost of product warranties at the time product revenue is recognized.  We focus some of our research and development efforts on improving brewer reliability, strengthening its quality controls and product testing procedures.  As we have grown, we have added significantly to our product testing, quality control infrastructure and overall quality processes.  As we continue to innovate and launch new products, including Keurig® KOLD™, and our products become more complex, both in design and componentry, product performance may modulate, causing warranty or sales returns rates to possibly fluctuate going forward.  As a result, future warranty claims rates may be higher or lower than we are currently experiencing and for which we are currently providing for in our warranty or sales return reserves.

Consolidated Results Of Operations

For the first quarter of fiscal 2016, our net sales decreased 9% to $1,258.4 million as compared to net sales of $1,386.4 million in the first quarter of fiscal 2015 (“the prior year period”).  Gross profit for the first quarter of fiscal 2016 was $360.0 million, or 28.6% of net sales, as compared to $464.1 million, or 33.5% of net sales for the prior year period.  For the first quarter of fiscal 2016, selling, operating, and general and administrative expenses (“SG&A”) decreased 20.0% to $198.5 million from $248.2 million for the prior year period.  As a percentage of sales, SG&A expenses decreased to 15.8% in the first quarter of fiscal 2016 from 17.9% in the prior year period.  The decrease in SG&A over the prior period was primarily attributable to decreases in compensation expenses, due to lower headcount, and decreases in variable marketing expenses.  Our operating margin declined to 12.8% in the first quarter of fiscal 2016 from 15.6% in the prior year period.

We generated $334.3 million in cash from operating activities during the thirteen weeks ended December 26, 2015 as compared to $142.4 million during the thirteen weeks ended December 27, 2014.  We used cash from operating activities during the thirteen weeks ended December 26, 2015, as well as $150 million drawn on our U.S. Revolver, primarily to repurchase shares of our common stock for $235.0 million, fund capital expenditures of $57.9 million, and pay dividends of $44.0 million.  We consistently analyze our short-term and long-term cash requirements to continue to grow the business.

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

Basis of Presentation

Included in this presentation are discussions and reconciliations of gross profit, selling, operating, general and administrative expenses (“SG&A”), operating income, income before income taxes, net income and diluted earnings per share in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to gross profit, SG&A, operating income, earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”),  net income and diluted earnings per share excluding certain expenses and losses.  We refer to these performance measures as non-GAAP gross profit, Non-GAAP SG&A, Non-GAAP operating income, adjusted EBITDA, non-GAAP net income and non-GAAP net income per share.  These non-GAAP measures exclude legal and accounting expenses related to antitrust litigation, the now completed SEC inquiry as it relates to prior periods, and associated pending securities and stockholder derivative class action litigation; non-cash related items such as amortization of identifiable intangibles, losses on fixed asset impairment and abandonment write-downs on Keurig® BOLT® and other fixed assets, transaction expenses related to the pending acquisition of Keurig, as well as restructuring expenses related to our multi-year productivity program, each of which include adjustments to show the tax impact of excluding these items.  Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations and because we believe the non-GAAP measures provide investors with greater transparency by helping to illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.  For example, we excluded antitrust litigation expenses because these expenses can vary from period to period and expenses associated with these activities are not considered a key measure of our operating performance.

Additionally, we view free cash flow as an important element in evaluating our performance.  As capital expenditures for fixed assets are essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash.  As such, we believe investors should also consider the effect of this capital spending when evaluating our cash from operating activities.  However, free cash flow is not a measure provided by U.S. GAAP and may not be defined and calculated by other companies in the same manner.  Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP cash flow measures.

We use the non-GAAP measures to establish and monitor budgets and operational goals and to evaluate the performance of the Company.  These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP.  Using only the non-GAAP financial measures to analyze our performance would have material limitations because their calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant.  We compensate for these limitations by presenting both the GAAP and non-GAAP measures of its results.  Although other companies report non-GAAP gross profit, non-GAAP SG&A, non-GAAP operating income, adjusted EBITDA, non-GAAP net income and/or non-GAAP diluted earnings per share, numerous methods may exist for calculating a these non-GAAP measures.  As a result, the method used by our management to calculate non-GAAP measures may differ from the methods used by other companies to calculate their non-GAAP measures.

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

Results of Operations

Summary financial data of the Company

The following table presents certain financial data of the Company expressed as a percentage of net sales for the periods denoted below:

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Net sales	100.0%	100.0%
Cost of sales	71.4%	66.5%
Gross profit	28.6%	33.5%

Selling and operating expenses	10.9%	12.7%
General and administrative expenses	4.8%	5.2%
Restructuring expenses	0.1%	—%
Operating income	12.8%	15.6%

Other (expense) income, net	0.0%	0.0%
Gain on financial instruments, net	0.1%	0.2%
Loss on foreign currency, net	(0.1)%	(0.7)%
Interest expense	(0.2)%	(0.1)%
Income before income taxes	12.6%	15.1%*

Income tax expense	(4.3)%	(5.4)%
Net income	8.3%	9.7%

Net income attributable to noncontrolling interests	—%	0.0%

Net income attributable to Keurig	8.3%	9.7%

* Does not sum due to rounding.

Segment Summary

Net sales and operating income (loss) for each of our operating segments and corporate-unallocated are summarized in the tables below:

	Net sales (in millions)
	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Domestic	$1,127.2	$1,215.5
Canada	131.2	170.9
Total net sales	$1,258.4	$1,386.4

	Operating income (loss) (in millions)
	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Domestic	$175.3	$236.6
Canada	17.7	21.6
Corporate-Unallocated	(32.2)	(42.3)
Total operating income	$160.8	$215.9

Thirteen weeks ended December 26, 2015 as compared to the thirteen weeks ended December 27, 2014

Revenue

Company Summary

The following table presents consolidated net sales by major product category:

	Net sales (in millions)
	Thirteen weeks ended
	December 26, 2015	December 27, 2014	$ Increase (Decrease)	% Increase (Decrease)
Pods	$950.1	$1,012.3	$(62.2)	(6)%
Brewers and accessories	247.3	307.6	(60.3)	(20)%
Other products	61.0	66.5	(5.5)	(8)%
Total net sales	$1,258.4	$1,386.4	$(128.0)	(9)%

Net sales for the first quarter of fiscal 2016 decreased by $128.0 million, or 9%, to $1,258.4 million as compared to the prior year period.  The 9% decrease includes the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 2%.  Excluding the impact of foreign currency exchange rates, total net sales declined by approximately 7%.

The primary drivers of the 9% decrease in our net sales for the first quarter of fiscal 2016 as compared to the prior year period were (i) a $60.3 million, or 20% decrease in total Keurig® brewers and accessories net sales, (ii) a $62.2 million, or 6%, decrease in pod net sales and (iii) a $5.5 million, or 8%, decrease in other product net sales.

The $60.3 million decrease in brewer and accessory net sales for the first quarter of fiscal 2016 period as compared to the prior year period was driven by a $62.1 million, or 21%, decrease in brewer net sales, partially offset by a $1.8 million increase in accessory net sales.  The 21% decrease in brewer net sales was primarily attributable to (i) an approximate 7% decrease due to volume as compared to the prior year period driven largely by weakness in the US specialty channel; (ii) an approximate 8% decrease due to brewer net prices driven by higher promotional activity for the holiday season, as well as heavier brewer promotions to work through inventory of certain brewer models; (iii) an approximate 6% decrease due to brewer product mix; and (iv) an approximate 1% decrease due to the impact of foreign currency exchange rates.

During the first quarter of fiscal 2016, 4.1 million Keurig® hot system brewers were sold; including 3.95 million directly sold by Keurig and 0.2 million reported sold by Keurig’s licensed brewer partners.  Of these hot brewers directly sold by Keurig, 3.4 million were US At Home brewers.  US At Home brewers sold to consumers at retail were generally in-line with brewers sold to our retail customers.  These brewer shipment numbers do not account for consumer returns.

We estimate that the US At Home installed base was 22.9 million active brewers at the end of the first quarter of fiscal 2016, representing 7% growth versus the US At Home installed base at the end of fiscal year 2015.

The decrease in pod net sales for the first quarter of fiscal 2016 as compared to the prior year period was primarily driven by an approximate 2% decrease due to pod mix, an approximate 2% decrease due to net price realization, an approximate 1% decrease due to the impact of foreign currency exchange rates and a decrease of less than one-half of 1% due to volume.  During the first quarter of fiscal 2016, lower pricing was due to pricing actions and higher trade promotional spend, while the negative mix was attributable to the fact that we sold proportionately more pods to partner and private label brand owners, where there is a lower wholesale selling price.  Factors which contributed to the mix shift were adding more brands, including private label, to our pod offerings and lower unit share of our owned and licensed brands as a percentage of our total pod sales.

We expect the impact on net sales due to mix change will fluctuate over time; and we believe this negative mix trend may continue as long as pod sales of our owned and licensed brands experience lower unit share.  In addition, increasing competition among pod manufacturers may result in price compression and the loss of licensing or manufacturing rights to brands.

US At Home pod volume grew 3 percent versus the prior year in the quarter.  The company estimates that retail unit sales of pods to consumers increased 6 percent versus the prior year in the quarter, in-line with US At Home installed base growth.  US At Home shipment volume growth was lower than retail consumption due to inventory reductions by certain partners.

Net sales of other products decreased $5.5 million, or 8%, for the first quarter of fiscal 2016 as compared to the prior year period primarily due to the unfavorable impact of foreign exchange.

Domestic

Domestic segment net sales decreased by $88.3 million, or 7%, to $1,127.2 million in the first quarter of fiscal 2016 as compared to $1,215.5 million in the prior year period.  The decrease was due primarily to a $54.3 million, or 19% decrease related to Keurig® brewers and accessories net sales and a $39.4 million or 4% decrease related to pod net sales.

Canada

Canada segment net sales decreased by $39.7 million, or 23%, to $131.2 million in the first quarter of fiscal 2016 as compared to $170.9 million in the prior year period.  Excluding a $24.1 million, or 14%, decrease related to the unfavorable impact of foreign currency exchange rates, net sales decreased by $15.6 million primarily due to a $8.9 million, or 9% decrease in net sales of pods, a $2.5 million, or 10% decrease in net sales of Keurig® brewers and accessories and a $4.2 million, or 9%, decrease in other products such as coffee sold in traditional package formats.

Gross Profit

Gross profit for the first quarter of fiscal 2016 was $360.0 million, or 28.6% of net sales as compared to $464.1 million, or 33.5% of net sales, in the prior year period.  The decrease in gross profit in the first quarter of fiscal 2016 compared to the prior year period was primarily attributable to (i) a decrease of approximately 190 basis points related to unfavorable green coffee costs; (ii) a decrease of approximately 140 basis points related to losses on Keurig® KOLD™; and (iii) a decrease of approximately 130 basis points related to the impact of foreign exchange rates.

All other factors resulted in a 30 basis point decline in gross margins for the first quarter of fiscal 2016 as compared to the prior year period.  The key other items are as follows: (i) a decrease of approximately 110 basis points related to net price realization primarily associated with Keurig® hot brewers; (ii) a decrease of approximately 100 basis points related to net price realization primarily associated with pods for our Keurig® hot brewing systems; (iii) a decrease of approximately 80 basis points due to impairment and abandonment of fixed assets; (iv) a decrease of approximately 50 basis points related to mix primarily associated with Keurig® hot pods; (v) an increase of approximately 170 basis points related to a shift in sales mix between pods, brewers and accessories and other products for the Keurig® hot brewing systems; and (vi) an increase of approximately 100 basis points related to lower obsolescence expense of finished goods compared to the prior period.

Selling, Operating, General and Administrative Expenses

SG&A expenses decreased by 20% to $198.5 million in the first quarter of fiscal 2016 from $248.2 million in the prior year period.  SG&A expenses as a percentage of net sales decreased to 15.8% in the first quarter of fiscal 2016 from 17.9% in the prior year period.  The decrease in SG&A over the prior period was primarily attributable to lower compensation expense, due to lower headcount, and lower variable marketing expenses.

Productivity and Restructuring Programs

On July 31, 2015, the Company Board approved a multi-year productivity program intended to reduce structural costs and streamline organizational structures to drive efficiency.  The program is expected to generate approximately $300 million in savings over the next three years with approximately $100 million of savings in fiscal 2016.  In connection with the program, the Company has reduced its workforce by approximately 330 employees, or 5%, over the course of the program’s first two fiscal quarters.

The following table details the cumulative pre-tax charges expected to be incurred for our multi-year productivity program (in millions):

	Cumulative Expenses Incurred-to-date	Remaining Estimated Expenses	Cumulative Estimated Expenses
Restructuring expenses (pre-tax)
Domestic	$12.5	$—	$12.5
Canada	2.6	2.6	5.2
Corporate - Unallocated	0.8	—	0.8
Total	$15.9	$2.6	$18.5

Other charges (pre-tax)
Domestic	$4.4	$10.2	$14.6
Canada	0.4	0.8	1.2
Corporate - Unallocated	—	—	—
Total	$4.8	$11.0	$15.8

Estimated cash costs	$14.2	$7.5	$21.7
Estimated non-cash costs	6.5	6.1	12.6
Total	$20.7	$13.6	$34.3

Implementation of the productivity program is expected to result in cumulative pre-tax restructuring charges of approximately $18.5 million through the end of fiscal 2016, primarily including costs associated with employee terminations and other business transition costs and accelerated depreciation on assets as a result of a business exit plan.  In addition, we expect to incur certain costs in the implementation of our productivity program that will not be classified as restructuring expenses, but will be classified as a component of operating income.  The cumulative pre-tax other productivity initiative charges are expected to be approximately $15.8 million through the end of fiscal 2016.

To date, we have recorded pretax restructuring charges of $15.9 million through the first quarter of fiscal 2016, of which approximately $11.9 million represents employee severance related costs that will be settled in cash.  In the first quarter of fiscal 2016, cash spent for restructuring activities was approximately $4.8 million, while total cash spent for restructuring activities over the life of the program to-date was approximately $7.8 million. See Note 5, Restructuring Programs, of the Notes to the unaudited Consolidated Financial Statements included in this Quarterly Report.

Segment Operating Income (Loss)

Operating income for the Domestic segment decreased by $61.3 million, or 26%, for the first quarter of fiscal 2016 as compared to the prior year period which was primarily attributable to a decrease in net sales and an increase in cost of sales, primarily attributable to increased green coffee costs, lower profitability due to the introduction of Keurig® KOLD™, and declines in net price realization on Keurig® hot pods and brewers, partially offset by a decrease in SG&A expenses.  Operating income for the Canada segment decreased by $3.9 million, or 18%, for the first quarter of fiscal 2016 as compared to the prior year period which was primarily attributable to increased green coffee costs, negative impact of foreign exchange rates and declines in net price realization on Keurig® hot pods and brewers, partially offset by a decrease in SG&A expenses.  The operating loss for Corporate - Unallocated decreased by $10.1 million, or 24%, for the first quarter of fiscal 2016 as compared to the prior year period which was primarily attributable to a decrease in personnel expenses, due to lower headcount, and decreases in legal expenses associated with the SEC inquiry and pending securities and stockholder derivative class action litigation and antitrust litigation.

Gain on Financial Instruments, Net

We recorded $1.4 million in net gains on financial instruments not designated as hedges for accounting purposes during the first quarter of fiscal 2016 as compared to $3.3 million in net gains during the prior year period.  In the first quarter of fiscal 2016, the net gains were attributable to our cross currency swap, which hedges the risk in currency movements on an intercompany note denominated in Canadian currency.

Loss on Foreign Currency, Net

We have certain assets and liabilities that are denominated in Canadian currency.  During the first quarter of fiscal 2016, we incurred net foreign currency losses of approximately $0.8 million as compared to net losses of $9.1 million during the prior year period.  The net foreign currency losses were primarily related to re-measurement of certain intercompany notes with our foreign subsidiaries which fluctuate due to the relative strength or weakness of the U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense was $2.2 million in the first quarter of fiscal 2016, as compared to $1.1 million in the prior year period.  The increase in interest expense was primarily attributed to an increase in average outstanding debt compared to the prior year period.

Income Taxes

Our effective income tax rate was 34.3% for the first quarter of fiscal 2016 as compared to a 35.7% effective tax rate for the prior year period.  The decrease in the effective rate was primarily due to the increase of foreign operations in lower tax jurisdictions and a research and development tax credit adjustment from fiscal 2015 due to the enactment of the Protecting Americans from Tax Hikes Act 2015 on December 18, 2015.

Free Cash Flow, Non-GAAP Gross Profit, Non-GAAP SG&A, Non-GAAP Operating Income, Adjusted EBITDA, Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share (“EPS”)

The following tables show a reconciliation of GAAP measures to related non-GAAP measures, including free cash flow, Non-GAAP gross profit, Non-GAAP SG&A, Non-GAAP operating income, adjusted EBITDA, Non-GAAP net income and Non-GAAP diluted EPS for the thirteen weeks ended December 26, 2015 and December 27, 2014 (in thousands, except per share data):

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Net cash provided by operating activities	$334,330	$142,408
Less: Capital expenditures for fixed assets	(57,911)	(100,303)
Free cash flow	$276,419	$42,105

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Gross profit	$359,997	$464,122
Losses on fixed asset impairment and abandonment(1)	10,082	—
Restructuring and productivity initiative expenses(2)	641	—
Non-GAAP gross profit	$370,720	$464,122

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Selling and operating expenses	$137,573	$176,522
General and administrative expenses	60,930	71,673
Total SG&A	198,503	248,195
Restructuring and productivity initiative expenses(2)	(2,902)	—
Expenses related to SEC inquiry and pending litigation(3)	—	(1,394)
Amortization of identifiable intangibles(4)	(12,108)	(10,110)
Expenses related to antitrust litigation(5)	(127)	(2,301)
Expenses related to pending acquisition of Keurig(6)	(2,665)	—
Non-GAAP SG&A	$180,701	$234,390

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Operating income	$160,813	$215,927
Impairment and abandonment of fixed assets(1)	10,082	—
Restructuring and productivity initiative expenses(2)	4,224	—
Expenses related to SEC inquiry and pending litigation(3)	—	1,394
Amortization of identifiable intangibles(4)	12,108	10,110
Expenses related to antitrust litigation(5)	127	2,301
Expenses related to pending acquisition of Keurig(6)	2,665	—
Non-GAAP operating income	$190,019	$229,732

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Income before income taxes	$158,932	$209,295
Losses on fixed asset impairment	8,332	—
Restructuring and productivity initiative expenses(2)	4,224	—
Expenses related to SEC inquiry and pending litigation(3)	—	1,394
Amortization of identifiable intangibles(4)	12,108	10,110
Expenses related to antitrust litigation(5)	127	2,301
Expensed related to pending acquisition of Keurig(6)	2,665	—
Depreciation	60,609	51,049
Interest expense	2,244	1,087
Stock compensation related to compensation plans	8,897	10,391
Adjusted EBITDA	$258,138	$285,627

	Thirteen weeks ended
	December 26, 2015	December 27, 2014
Net income attributable to Keurig	$104,497	$134,579
After tax:
Impairment and abandonment of fixed assets(1)	6,629	—
Restructuring and productivity initiative expenses(2)	2,777	—
Expenses related to SEC inquiry and pending litigation(3)	—	896
Amortization of identifiable intangibles(4)	9,075	6,908
Expenses related to antitrust litigation(5)	84	1,480
Expenses related to pending acquisition of Keurig(6)	1,752	—
Non-GAAP net income attributable to Keurig	$124,814	$143,863

	Thirteen weeks ended
	December 26, 2015		December 27, 2014
Diluted income per share (EPS)	$0.69		$0.82
After tax:
Impairment and abandonment of fixed assets(1)	0.04		—
Restructuring and productivity initiative expenses(2)	0.02		—
Expenses related to SEC inquiry and pending litigation(3)	—		0.01
Amortization of identifiable intangibles(4)	0.06		0.04
Expenses related to antitrust litigation(5)	—		0.01
Expenses related to pending acquisition of Keurig(6)	0.01		—
Non-GAAP diluted EPS	$0.83	*	$0.88

* Does not sum due to rounding.

(1)         Represents the loss on impairment on Keurig® BOLT® fixed assets and other abandonment related write-downs on fixed assets, net of income taxes of $3.5 million for the thirteen weeks ended December 26, 2015.  Income taxes were calculated at our effective tax rate.

(2)         Represents expenses related to our restructuring and productivity initiative program, net of income taxes of $1.4 million for the thirteen weeks ended December 26, 2015.  See Note 5, Restructuring Programs, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(3)         Represents legal and accounting expenses, net of income taxes of $0.0 million and $0.5 million for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively, related to the SEC inquiry and pending securities and stockholder derivative class action litigation classified as general and administrative expense.  See Note 18, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(4)         Represents the amortization of intangibles, net of income taxes of $3.0 million and $3.2 million for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively, related to our acquisitions classified as general and administrative expense.  Income taxes were calculated at our deferred tax rates.

(5)         Represents legal expenses, net of income taxes of $0.0 million and $0.8 million for the thirteen weeks ended December 26, 2015 and December 27, 2014, respectively, related to antitrust litigation classified as general and administrative expense.  See Note 18, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

(6)         Represents expenses related to the pending acquisition of Keurig, net of income taxes of $0.9 million for the thirteen weeks ended December 26, 2015.  See Note 2, Recent Developments, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.  Income taxes were calculated at our effective tax rate.

Liquidity and Capital Resources

We have principally funded our operations, working capital needs, capital expenditures, share repurchases and cash dividends from net cash flows from operating activities and borrowings under our credit facilities.  At December 26, 2015, we had $600.5 million in outstanding debt and capital lease and financing obligations and $932.5 million of working capital (including cash assets of $240.5 million representing cash and cash equivalents and restricted cash and cash equivalents).  At September 26, 2015, we had $451.5 million in outstanding debt and capital lease and financing obligations and $915.1 million of working capital (including cash assets of $89.8 million representing cash and cash equivalents and restricted cash and cash equivalents).

Our cash and cash equivalents totaled $214.9 million and $59.3 million as of December 26, 2015, and September 26, 2015, respectively.  We actively manage our cash and cash equivalents in order to internally fund our operating needs, make scheduled interest and principal payments on our borrowings, invest in our innovation pipeline and business growth opportunities, and return cash to stockholders through common stock cash dividend payments and share repurchases.

With the exception of the repayment of intercompany debt, all earnings of our foreign subsidiaries are considered indefinitely reinvested and no U.S. deferred taxes have been provided on those earnings.  If these amounts were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material.  Determination of the amount of any unrecognized deferred income tax on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.  As of December 26, 2015, we had $52.4 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations.

Operating Activities:

Net cash provided by operating activities is principally comprised of net income and is primarily affected by the net change in working capital and non-cash items relating to depreciation and amortization.

Net cash provided by operating activities during the thirteen weeks ended December 26, 2015 was $334.3 million as compared to $142.4 million for the prior year period.  We generated $104.5 million in net income for the thirteen weeks ended December 26, 2015.  Significant non-cash items primarily consisted of $72.7 million related to depreciation and amortization and $40.8 million in charges related to our provision for sales returns.  Other significant changes in assets and liabilities affecting net cash provided by operating activities included (i) a decrease in inventories of $172.5 million, and (ii) a net decrease in income taxes receivable of $43.1 million, both of which were partially offset by an increase in accounts receivable of $97.8 million.  The decrease in inventories was primarily attributed to efforts to reduce inventory levels, as well as seasonality, as the preceding quarter is historically the quarter in which we build inventory leading to the first quarter holiday season.  The increase in accounts receivable was primarily attributed to increased net sales as compared to the preceding quarter.

Investing Activities:

Investing activities primarily consisted of $57.9 million for capital expenditures during the thirteen weeks ended December 26, 2015, as compared to $100.3 million for the prior year period.  Cash flows for capital expenditures during the thirteen weeks ended December 26, 2015 consisted primarily of $30.4 million related to new product platforms, $6.9 million related to information technology infrastructure and systems, $1.1 million related to facilities and related infrastructure, $3.6 million related to increasing packaging capabilities for Keurig® hot beverage platforms and $2.9 million related to coffee processing equipment.

Financing Activities:

Cash used in financing activities for the thirteen weeks ended December 26, 2015 totaled $128.2 million.  We used $235.0 million of cash to fund share repurchase activity under our existing authorized share repurchase programs, $44.0 million to pay common stock dividends during the thirteen weeks ended December 26, 2015.  This was offset with $150.0 million in net cash provided by our revolving line of credit.

Cash flows from operating and financing activities included a $0.9 million tax benefit primarily from the exercise of non-qualified options and disqualifying dispositions of incentive stock options.  As stock is issued from the exercise of options and the vesting of restricted stock units and performance stock units, we will continue to receive proceeds and a tax deduction where applicable; however we cannot predict either the amounts or the timing of any such proceeds or tax benefits.

Long-Term Debt

On June 29, 2015, we entered into a new Credit Agreement, by and among the Company and Keurig Trading Sàrl, a wholly-owned subsidiary of the Company, as borrowers, Bank of America, N.A., as administrative agent, and the other lenders named therein (the “Credit Agreement”) that provides for a $1,800,000,000 unsecured revolving credit facility (the “New Revolving Facility”) comprised of a $1,300,000,000 U.S. revolving credit facility under which the Company may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars (the “U.S. Revolver”) and a $500,000,000 alternative currency facility under which the Company and Keurig Trading Sàrl, a wholly owned subsidiary of the Company, may obtain extensions of credit, subject to the satisfaction of customary conditions, in U.S. Dollars or in Canadian Dollars, Euros, Pounds Sterling, Yen, Swiss Franc and any other currency that is approved by the administrative agent and appropriate lenders or U.S. letter of credit issuer pursuant to the terms of the Credit Agreement (the “Alternative Currency Revolver”). The New Revolving Facility includes a $200,000,000 subfacility for the issuance of letters of credit, and a $50,000,000 sublimit for swing line loans restricted to borrowings in U.S. Dollars only.

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

At December 26, 2015, we had $480.0 million outstanding under the U.S. revolving credit facility, and $7.0 million in letters of credit with $1,313.0 million available for borrowing.  The Credit Agreement also provides for an increase option for an aggregate amount of up to $750.0 million.

Our average effective interest rate at December 26, 2015 and September 26, 2015 was 1.4% and 1.3%, respectively, excluding amortization of deferred financing charges.  We also pay a commitment fee on the average daily unused portion of the revolving credit facilities, ranging from 0.15% to 0.25% of the dollar amount of the unused portion of our revolving credit facilities.

The Credit Agreement contains a financial covenant requiring that we maintain a minimum consolidated interest coverage ratio of 3.00:1.00. The Credit Agreement also contains a financial covenant requiring that the Company not exceed a maximum consolidated leverage ratio of 3.25:1.00, which maximum consolidated leverage ratio may be increased on a temporary basis to 3.50:1.00 in connection with certain material acquisitions and subject to certain conditions. At December 26, 2015, we were in compliance with these covenants.  In addition, the Credit Agreement contains certain mandatory prepayment requirements and customary events of default.

Share Repurchases and Dividends

On July 31, 2015, the Company Board authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock over the next two years, at such times and prices as determined by our management.  At various times beginning in fiscal 2012, and including the repurchase authorization on July 31, 2015, the Company Board has authorized the Company to repurchase a total of $3.5 billion of the Company’s common stock.  As of December 26, 2015, $914.5 million remained available for common stock repurchases; however, pursuant to the terms of the Merger Agreement, the Company may not repurchase any of its capital stock or securities convertible or exchangeable into or exercisable for any shares of its capital stock, other than in connection with the payment of the exercise price or withholding taxes with respect to any award granted under the Company’s stock-based compensation plans in accordance with the terms of the applicable plan.  See Note 16, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

During the first quarter of fiscal 2016, we declared a regular quarterly dividend of $0.325 per common share, or $48.5 million in the aggregate, payable on February 16, 2016 to stockholders of record on January 15, 2016.  Pursuant to the terms of the Merger Agreement, the Company may not declare or pay any cash dividend or other distribution other than the quarterly cash dividend payable on February 16, 2016.

We believe that our cash flows from operating activities, existing cash and our credit facilities will provide sufficient liquidity to pay all liabilities in the normal course of business, fund anticipated capital expenditures, service debt requirements through the next 12 months, and pay the February 16, 2016 cash dividend described above.  We continuously evaluate our capital requirements and access to capital.  We may opt to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt (1)	Interest Expense (2)	Operating Lease Obligations	Capital Lease Obligations(3)	Financing Obligations(4)	Purchase Obligations(5)	Total
Remainder of 2016	$270	$5,327	$13,547	$3,179	$6,515	$471,111	$503,207
FY 2017 - FY 2018	576	14,173	25,864	7,894	19,631	746,549	814,687
FY 2019 - FY 2020	480,164	12,368	16,265	7,675	20,123	175,567	712,162
Thereafter	—	—	27,233	23,985	148,416	—	147,077
Total	$481,010	$31,868	$82,909	$42,733	$194,685	$1,393,227	$2,177,133

(1)         Long-term debt is classified according to contractual due dates.

(2)         Based on rates in effect at December 26, 2015.

(3)         Includes principal and interest payments under capital lease obligations.

(4)         Represents portion of the future minimum lease payments allocated to the building which will be recognized as reductions to the financing obligation and interest expense.

(5)         Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

In addition, we have $32.7 million in unrecognized tax benefits of which we are indemnified for $5.0 million expiring through December 2017.  We are unable to make reasonably reliable estimates of the period of cash settlement, if any, due to the uncertain nature of the unrecognized tax benefits.

Recent Accounting Pronouncements

Information is contained in Note 3, Recent Accounting Pronouncements, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

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

These statements may relate to: the satisfaction of the conditions precedent to the consummation of the proposed Merger, including, without limitation, the receipt of stockholder and regulatory approvals; unanticipated difficulties or expenditures relating to the proposed Merger; legal proceedings, judgments or settlements, including those that may be instituted against the Company, the Company Board, executive officers and others following the announcement of the proposed Merger; disruptions of current plans and operations caused by the announcement and pendency of the proposed Merger; potential difficulties in employee retention due to the announcement and pendency of the proposed Merger; the response of customers, distributors, suppliers, business partners and regulators to the announcement of the proposed Merger; the expected impact of raw material costs and our pricing actions on our results of operations and gross margins; expected trends in net sales and earnings performance and other financial measures; estimates of future financial results; the expected productivity and working capital improvements; the success of introducing and producing new product offerings; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the expected results of operations of businesses acquired by us; our ability to issue debt or additional equity securities; projections for future capital expenditures; our expectations regarding purchasing shares of our common stock under the existing authorizations; projections of payment of dividends; the impact of pending and future stockholder claims and other litigation; and the impact of antitrust litigation pending against the Company in the United States and Canada.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2015 Annual Report filed on Form 10-K, elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Interest Rate Risks

The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates.  The table presents principal cash flows and weighted average interest rates by fiscal year:

							Total Debt Outstanding and average effective interest rate at
	Remainder of 2016	2017	2018	2019	2020	Thereafter	December 26, 2015
Long-term debt:
Variable rate (in thousands) (1)	$—	$—	$—	$—	$480,000	$—	$480,000
Average interest rate (2)	—%	—%	—%	—%	1.4%	—%	1.4%
Fixed rate (in thousands) (1)	$271	$281	$294	$164	$—	$—	$1,010
Average interest rate	3.9%	3.9%	3.9%	3.9%	—%	—%	3.9%

(1)  Long-term debt is classified according to contractual due dates.  See Note 12, Long-Term Debt for additional information.

(2)  Average interest rates on long-term debt subject to variable rates are based on rates in effect as of December 26, 2015.

At December 26, 2015, we had $480.0 million of outstanding debt obligations subject to variable interest rates.  Should all our variable interest rates increase by 100 basis points, we would incur additional interest expense of $4.8 million annually.  Additionally, should Canadian Bankers’ Acceptance Rates increase by 100 basis points over US Libor rates, we would incur additional interest expense of $0.5 million annually, pursuant to the cross-currency swap agreement (see Foreign Currency Exchange Risk below).  See Note 12, Long-Term Debt for additional information.

Commodity Price Risks

The “C” price of coffee is subject to substantial price fluctuations caused by multiple factors, including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be significantly impacted by changes in the “C” price of coffee.  We enter into fixed coffee purchase commitments in an attempt to secure an adequate supply of coffee.  These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.  At December 26, 2015, we had approximately $224.6 million in green coffee purchase commitments, of which approximately 88% had a fixed price.

In addition, we regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations.  These hedges generally qualify as cash flow hedges.  The effective portion of the hedges’ gains or losses resulting from changes in the fair value of the hedges are deferred in other comprehensive income, net of tax effects, until the hedged inventory sale is recognized in earnings, at which point the gains and losses are recognized as a cost of sales.  Any ineffective portion of the hedges’ gains or losses are recognized in the cost of sales in the period they occur.  When these commodity-based financial instruments are not classified as cash flow hedges, gain and losses are immediately recognized into cost of sales.  At December 26, 2015, we did not hold any outstanding coffee futures contracts.

At December 26, 2015, we were exposed to approximately $26.6 million in un-hedged green coffee purchase commitments that do not have a fixed price as compared to $27.0 million in un-hedged green coffee purchase commitments that did not have a fixed price at September 26, 2015.  A hypothetical 10% movement in the “C” price would increase or decrease our financial commitment for these purchase commitments outstanding at December 26, 2015 by approximately $2.7 million.

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

As described in Note 13 Derivative Financial Instruments, in the Notes to Unaudited Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, from time to time we engage in transactions involving various derivative instruments to mitigate our foreign currency rate exposures.  More specifically, we hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities that are denominated in Canadian dollars.  These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes.  As a result, the changes in fair value are recognized in the Gain on financial instruments, net line in the Unaudited Consolidated Statements of Operations.  We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.

At December 26, 2015, we had approximately 1 week remaining on a CDN $50.0 million cross-currency swap that was not designated as a hedging instrument for accounting purposes, which largely offsets the financial impact of the re-measurement of an intercompany note receivable denominated in Canadian dollars for the same amount.  Principal payments on the cross-currency swap are settled on an annual basis to match the repayments on the note receivable and the cross-currency swap is adjusted to fair value each period.  Increases or decreases in the cross-currency swap are generally offset by corresponding decreases or increases in the U.S. dollar value of the Canadian dollar intercompany note.

Movements in foreign currency exchange rates expose us to market risk resulting from the re-measurement of our net assets that are denominated in a currency different from the functional currency of the entity in which they are held.  The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged.  Our net unhedged assets (liabilities) denominated in a currency other than the functional currency were approximately $(28.6) million at December 26, 2015.  Based on our net un-hedged liabilities that are affected by movements in foreign currency exchange rates as of December 26, 2015, a hypothetical 10% movement in the foreign currency exchange rate would result in a charge or credit to earnings of approximately $2.9 million.  In addition, at December 26, 2015 our net investment in our foreign subsidiaries with a functional currency different from our reporting currency was approximately $839.1 million.  A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease our net investment in our foreign subsidiaries by approximately $83.9 million with a corresponding charge to other comprehensive income (loss).

Item 4.  Controls and Procedures

As of December 26, 2015, our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

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

Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

Information required by this Item is contained in Note 18, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The following description of risk factors supplements the risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2015 Form 10-K. Other than as expressly set forth herein, there have been no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended September 26, 2015.

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the Merger is completed.  These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•                  the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•                  the diversion of significant management time and resources towards the completion of the proposed Merger;

•                  difficulties maintaining relationships with customers, suppliers, and other business partners;

•                  delays or deferments of certain business decisions by our customers, suppliers, and other business partners;

•                  the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger;

•                  litigation relating to the proposed Merger and the costs related thereto; and

•                  the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will occur. Consummation of the Merger is subject to certain conditions, including, among others, (i) approval by our stockholders; (ii) the absence of an order or law prohibiting consummation of the Merger; (iii) the expiration or termination of the waiting period under the HSR Act and the Competition Act (Canada); (iv) the absence of a material adverse effect on us; (v) the accuracy of the parties’ respective representations and warranties; and (vi) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also contains certain termination rights for both us and Acorn, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Acorn a termination fee of $475,000,000. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by JAB Holding or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $92.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the merger will be completed.  Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (Dollars in thousands)
September 27, 2015 to October 24, 2015	4,364,186	$53.86	4,364,186	$914,466
October 24, 2015 to November 21, 2015	—	—	—	914,466
November 22, 2015 to December 26, 2015	—	—	—	914,466
Total	4,364,186	$53.86	4,364.186

(1)Monthly information corresponds to our fiscal months during the first quarter of fiscal 2016.

(2)All shares purchased during the period were made as part of plans approved by the Board of Directors at various times beginning in fiscal 2012, and including the July 2015 repurchase authorization, which have authorized the Company to repurchase a total of $3.5 billion in Company shares.

See Note 16, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.

Item 6.  Exhibits

(a) Exhibits:

2.1                               Agreement and Plan of Merger, dated as of December 6, 2015, by and among Acorn Holdings B.V., Maple Holdings Acquisition Corp., JAB Holdings B.V. and Keurig Green Mountain, Inc. (incorporated herein by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed on December 8, 2015).*

3.1                               Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

3.1.1                     Amendment to the Amended and Restated By-Laws of the Company, dated March 7, 2014 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed on March 10, 2014).

3.1.2                     Second Amendment to the Amended and Restated By-Laws of Keurig Green Mountain, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K filed December 8, 2015).

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

101         The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Comprehensive Income, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes.

* The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEURIG GREEN MOUNTAIN, INC.

Date:	February 1,	By:	/s/ Brian P. Kelley
	2016		Brian P. Kelley,
President and Chief Executive Officer

Date:	February 1,	By	/s/ Peter G. Leemputte
	2016		Peter G. Leemputte,
Chief Financial Officer and Treasurer