Form 10-Q/A
period 2015-12-26
KEURIG GREEN MOUNTAIN, INC.
filed 2016-02-01
CIK 909954

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Keurig Green Mountain, Inc. (together with its subsidiaries, the “Company,” “we,” “our,” or “us”) for the fiscal quarter ended December 26, 2015 as filed with the U.S. Securities and Exchange Commission on February 1, 2016 (the “December 26, 2015 Quarterly Report”), is being filed solely to correct a typographical error in the summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitment table on page 46.

This Amendment No. 1 does not amend, modify or update any other portion of the December 26, 2015 Quarterly Report.

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

A summary of cash requirements related to our outstanding long-term debt, future minimum lease payments and purchase commitments is as follows (in thousands):

	Long-Term Debt (1)	Interest Expense (2)	Operating Lease Obligations	Capital Lease Obligations(3)	Financing Obligations(4)	Purchase Obligations(5)	Total
Remainder of 2016	$270	$5,327	$13,547	$3,179	$6,515	$471,111	$499,949
FY 2017 - FY 2018	576	14,173	25,864	7,894	19,631	746,549	814,687
FY 2019 - FY 2020	480,164	12,368	16,265	7,675	20,123	175,567	712,162
Thereafter	—	—	27,233	23,985	148,416	—	199,634
Total	$481,010	$31,868	$82,909	$42,733	$194,685	$1,393,227	$2,226,432

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